Form 10KSB/A
period 1994-12-31
PRIMEENERGY CORP
filed 1995-04-13
CIK 56868

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             --------------------

                                FORM 10-KSB/A-1
(Mark One)
[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                                      OR
[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             FOR THE TRANSITION PERIOD FROM           TO
                           COMMISSION FILE NO. 0-7406

                            PRIMEENERGY CORPORATION
              (Exact name of Small Business Issuer in its charter)

                DELAWARE                                          84-0637348
    (State or other jurisdiction of                            (I.R.S. Employer
     incorporation or organization)                          Identification No.)

          ONE LANDMARK SQUARE
         STAMFORD, CONNECTICUT                                       06901
(Address of principal executive offices)                          (Zip Code)

       Registrant's telephone number, including area code: (203) 358-5700

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:
                     COMMON STOCK, PAR VALUE $.10 PER SHARE
                                (Title of Class)

         Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                          YES X  NO
                                                                      ---   ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The Registrant's revenues for its most recent fiscal year were $17,034,000.

         The aggregate market value of the voting stock of the Registrant held by non-affiliates, computed on the average bid and asked prices of such stock in the over-the-counter market, as of March 22, 1995, was $4,155,000.

         The number of shares outstanding of each class of the Registrant's Common Stock as of March 22, 1995, was: Common Stock, $0.10 par value, 5,606,928.

                      DOCUMENTS INCORPORATED BY REFERENCE

              Portions of the Registrant's proxy statement to be furnished to stockholders in connection with its Annual Meeting of Stockholders to be held in June, 1995, are incorporated by reference in Part III hereof.

================================================================================

                      AMENDMENT TO APPLICATION OR REPORT

                  Filed Pursuant to Section 13 or 15 (d) of
                     The Securities Exchange Act of 1934


                           PRIMEENERGY CORPORATION


                               AMENDMENT NO. 1
                                      to
             Form 10-KSB, Annual Report for the Fiscal Year Ended
                              December 31, 1994


        The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Form 10-KSB, Annual Report for the Fiscal Year Ended December 31, 1994:

        Item 7. Financial Statements and Exhibits.
                _________________________________

                Consolidated Statements of Stockholders' Equity
                (revised page F-4 filed herewith)

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned hereunto duly authorized.

                                        PrimeEnergy Corporation

                                        By: s/ Beverly A. Cummings
                                            ________________________________
                                            Beverly A. Cummings
                                            Executive Vice President and
                                            Treasurer, Principal Financial
                                            and Accounting Officer

Dated: April 13, 1995

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                CONSOLIDATED STATEMENTS of STOCKHOLDERS' EQUITY

                 for the years ended December 31, 1994 and 1993
                                    _______




                                                         Common Stock                           Additional
                                                     --------------------        Paid-In        Accumulated
                                                      Shares      Amount         Capital          Deficit
                                                     ---------   --------      -----------      -----------
Balance, December 31, 1992                           7,597,970   $760,000      $10,888,000      ($2,485,000)
     Purchased 154,866 shares of common stock           -         -               -                  -
     Amortization of encumbered treasury stock
        (Note 6)                                        -         -               -                  -
     Amortization of deferred compensation
        (Note 9)                                        -         -               -                  -
          Net income                                    -         -               -                 389,000
                                                     ---------   --------      -----------      -----------
Balance, December 31, 1993                           7,597,970    760,000       10,888,000       (2,096,000)
     Purchased 174,999 shares of common stock           -         -               -                  -
     Amortization of encumbered treasury stock
        (Note 6)                                        -         -               -                  -
     Amortization of deferred compensation
        (Note 9)                                        -         -               -                  -
          Net income                                    -         -               -                 577,000
                                                     ---------   --------      -----------      -----------
Balance, December 31, 1994                           7,597,970   $760,000      $10,888,000      ($1,519,000)
                                                     =========   ========      ===========      ===========

                                                                        Encumbered
                                                                         Treasury         Total
                                                       Treasury           Stock        Stockholders'
                                                         Stock           and Other        Equity
                                                      -----------       -----------    -------------
Balance, December 31, 1992                            ($1,694,000)       ($284,000)     $7,185,000
     Purchased 154,866 shares of common stock            (185,000)           -            (185,000)
     Amortization of encumbered treasury stock
        (Note 6)                                         (120,000)         120,000           -
     Amortization of deferred compensation
        (Note 9)                                            -               24,000          24,000
          Net income                                        -                -             389,000
                                                      -----------       ----------     -----------
Balance, December 31, 1993                             (1,999,000)        (140,000)      7,413,000
     Purchased 174,999 shares of common stock            (397,000)           -            (397,000)
     Amortization of encumbered treasury stock
        (Note 6)                                         (136,000)         136,000           -
     Amortization of deferred compensation
        (Note 9)                                            -                4,000           4,000
          Net income                                        -                -             577,000
                                                      -----------       ----------     -----------
Balance, December 31, 1994                            ($2,532,000)      $    -          $7,597,000
                                                      ===========       ==========     ===========



   The accompanying notes are an integral part of the consolidated financial statements.