Form 10QSB
period 1995-03-31
PRIMEENERGY CORP
filed 1995-05-15
CIK 56868

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                   ________________________________

                              FORM 10-QSB

/X/   Quarterly  Report Under Section 13 or 15(d)  of  the  Securities
Exchange Act of 1934

For the Quarterly Period Ended March 31, 1995

                                  or

/  /   Transition  Report Under Section 13 or 15(d) of the  Securities
Exchange Act of 1934

For the Transition Period From __________ to ___________

                        ______________________

                     Commission File Number 0-7406
                        ______________________

                        PrimeEnergy Corporation
        (Exact name of registrant as specified in its charter)

                               Delaware
    (State or other jurisdiction of incorporation or organization)

                              84-0637348
                  (IRS employer identification number)

           One Landmark Square, Stamford, Connecticut  06901
               (Address of principal executive offices)

                            (203) 358-5700
         (Registrant's telephone number, including area code)


 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes /X/    No  / /


The number of shares outstanding of each class of the Registrant's Common Stock as of May 12, 1995 was: Common Stock, $0.10 par value, 5,554,449 shares.

                        PrimeEnergy Corporation

                         Index to Form 10-QSB

                            March 31, 1995



Part I -  Financial Information

Consolidated Balance Sheets - March 31, 1995 and
December 31, 1994

Consolidated Statements of Operations for the three months ended March 31, 1995 and 1994

Consolidated Statement of Stockholders' Equity for the three months ended March 31, 1995

Consolidated Statements of Cash Flows for the three months ended March 31, 1995 and 1994

Notes to Consolidated Financial Statements

Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II - Other Information

Signatures


                        PrimeEnergy Corporation

                      Consolidated Balance Sheets

                 March 31, 1995 and December 31, 1994

                                              March 31,   December 31,
                                                1995         1994
                                             (Unaudited)   (Audited)
Current assets:
  Cash and cash equivalents                $    195,000  $ 2,197,000
  Restricted cash and cash
    equivalents (Note 2)                      1,057,000    1,421,000
  Accounts receivable (Note 3)                1,750,000    2,093,000
  Due from related parties (Note 9)           2,897,000    2,420,000
  Other current assets                          304,000      201,000
  Prepaid expenses                              107,000      109,000
  Deferred income taxes                         144,000      144,000
                                             ----------   ----------
      Total current assets                    6,454,000    8,585,000
                                             ----------   ----------

Property and equipment, at cost(Notes 1 and 4):
  Oil and gas properties (successful
    efforts method) - developed              24,547,000   24,282,000
  Furniture, fixtures and equipment
    including leasehold improvements          4,618,000    4,507,000
                                             ----------   ----------
                                             29,165,000   28,789,000
  Accumulated depreciation and depletion    (16,840,000) (16,134,000)
                                             ----------   ----------
    Net property and equipment               12,325,000   12,655,000
                                             ----------   ----------

Other assets                                    449,000      462,000
Due from affiliates                             325,000      325,000
                                             ----------   ----------
    Total assets                           $ 19,553,000  $22,027,000
                                             ==========   ==========




See accompanying notes to the consolidated financial statements.

                        PrimeEnergy Corporation

                      Consolidated Balance Sheets

                 March 31, 1995 and December 31, 1994

                                              March 31,   December 31,
                                                1995         1994
                                             (Unaudited)   (Audited)
Current liabilities:
  Current portion of other long-term
    obligations (Note 6)                   $    219,000  $   224,000
  Accounts payable                            3,298,000    3,941,000
  Accrued liabilities:
    Taxes (Note 1)                               18,000       24,000
    Interest and other                        1,020,000      793,000
  Due to related parties (Note 9)             1,018,000      895,000
                                             ----------   ----------
    Total current liabilities                 5,573,000    5,877,000
                                             ----------   ----------

Long-term bank debt (Note 5)                  5,492,000    7,742,000
Other long-term obligations (Note 6)            555,000      546,000
Deferred income taxes (Note 1)                  265,000      265,000
Stockholder's equity:
  Preferred stock, $.10 par, authorized
    10,000 shares; none issued                   --           --
  Common stock, $.10 par value, authorized
    15,000,000 shares; issued 7,597,970
    in 1995 and 1994                            760,000      760,000
  Paid in capital                            10,888,000   10,888,000
  Accumulated deficit                        (1,283,000)  (1,519,000)
                                             ----------   ----------
                                             10,365,000   10,129,000
  Treasury stock, at cost, 1,992,006
    common shares in 1995 and 1,919,038
    common shares in 1994                    (2,697,000)  (2,532,000)
                                             ----------   ----------
    Total stockholders' equity                7,668,000    7,597,000
                                             ----------   ----------
      Total liabilities and equity         $ 19,553,000  $22,027,000
                                             ==========   ==========

See accompanying notes to the consolidated financial statements

                        PrimeEnergy Corporation

                 Consolidated Statements of Operations

              Three Months Ended March 31, 1995 and 1994
                              (Unaudited)

                                                1995         1994
Revenue:
  Oil and gas sales                        $ 1,485,000  $  1,322,000
  District operating income                   2,376,000    2,099,000
  Administrative revenue (Note 9)               386,000      480,000
  Reporting and management fees (Note 9)         88,000       71,000
  Interest and other income                      34,000       49,000
                                             ----------   ----------
    Total revenue                             4,369,000    4,021,000
                                             ----------   ----------

Costs and expenses:
  Lease operating expense                       966,000      748,000
  District operating expense                  1,768,000    1,519,000
  Depreciation and depletion of
    oil and gas properties                      539,000      423,000
  General and administrative expense            750,000      949,000
  Interest expense (Notes 5 and 6)              142,000       86,000
                                             ----------   ----------
    Total costs and expenses                  4,165,000    3,725,000
                                             ----------   ----------
Income from operations                          204,000      296,000
Gain on sale and exchange of assets              58,000       22,000
                                             ----------   ----------
Net income before income taxes                  262,000      318,000

Provision for income taxes                       26,000       40,000
                                             ----------   ----------
Net income                                 $    236,000  $   278,000
                                             ==========   ==========

Primary income per common share (Note 11)         $0.04        $0.04
                                                   ====         ====
Fully diluted income per common share (Note 11)   $0.04        $0.04
                                                   ====         ====

See accompanying notes to consolidated financial statements



                        PrimeEnergy Corporation

            Consolidated Statement of Stockholder's Equity

                   Three Months Ended March 31, 1995

                                                      Add'l
                                  Common Stock       paid in     Accumulated        Treasury
                                Shares     Amount    Capital       Deficit            Stock       Total
                               --------   --------   --------      --------          --------     --------
Balance at December 31, 1994  $7,597,970  $760,000  $10,888,000  ($1,519,000)  ($2,532,000)  $7,597,000

Purchased 72,968 shares of
  common stock                                                                    (165,000)    (165,000)

Net income                                                           236,000                    236,000

                               ---------   -------   ----------   -----------   -----------   ---------
Balance at March 31, 1995     $7,597,970  $760,000  $10,888,000  ($1,283,000)  ($2,697,000)  $7,668,000
                               =========   =======   ==========   ===========   ===========   =========























See accompanying notes to consolidated financial statements
                        PrimeEnergy Corporation

                 Consolidated Statements of Cash Flows

              Three Months Ended March 31, 1995 and 1994
                              (Unaudited)

                                                1995         1994
Net cash provided by operating activities  $    (99,000) $   929,000
                                             ----------   ----------

Cash flows from investing activities:
  Additions to property and equipment          (412,000)    (192,000)
  Proceeds from sale of property
    and equipment                                80,000       43,000
                                             ----------   ----------
    Net cash used in investing activities      (332,000)    (149,000)
                                             ----------   ----------

Cash flows from financing activities:
  Distributions paid to related parties           --      (3,415,000)
  Purchase of treasury stock                   (165,000)     (75,000)
  Increase in long-term bank debt and
    other long-term obligations               2,670,000       15,000
  Repayment of long-term bank debt and
    other long-term obligations              (4,916,000)    (399,000)
  Cash overdraft                                840,000        --
                                             ----------   ----------
    Net cash used in financing activities    (1,571,000)  (3,874,000)
                                             ----------   ----------

Net increase (decrease) in cash and
  cash equivalents                           (2,002,000)  (3,094,000)

Cash and cash equivalents at the
  beginning of the period                     2,197,000    4,789,000
                                             ----------   ----------
Cash and cash equivalents at the
  end of the period                       $     195,000 $  1,695,000
                                             ==========   ==========



See accompanying notes to consolidated financial statements
                        PrimeEnergy Corporation

              Notes to Consolidated Financial Statements

                            March 31, 1995



(1)  Summary of Significant Accounting Policies:

     (a)  Company operations-

     PrimeEnergy Corporation ("PEC"), a Delaware corporation, was organized in March 1973, and in September 1989 acquired PrimeEnergy Management Corporation ("PEMC") as a wholly-owned subsidiary. In September 1990, PEC acquired field service equipment from the Eastern Service Joint Venture and established Eastern Oil Well Service Company ("EOWSC") as a wholly-owned subsidiary. During 1992, Prime Operating Company ("POC") was formed as a wholly-owned subsidiary of PEC to act as operator for the majority of the producing oil and gas properties owned by the company and affiliated entities. Also during 1992, PEC acquired additional field service equipment and formed Southwest Oilfield Construction Company ("SOCC") as a wholly-owned subsidiary. The Consolidated Financial Statements include the accounts of PrimeEnergy Corporation and its subsidiaries (collectively, the "Company"). In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all necessary adjustments and elimination of all significant intercompany transactions and balances to present fairly the financial position as of March 31, 1995 and December 31, 1994, and the results of operations and cash flows for the periods ended March 31, 1995 and 1994. All such adjustments are of a normal recurring nature. The results of operations for the above periods are not necessarily indicative of the results to be expected for the full year.

     (b)  Property and equipment-

     The Company follows the "successful efforts" method of accounting for its oil and gas properties. Under the successful efforts method, costs of acquiring undeveloped oil and gas leasehold acreage, including lease bonuses, brokers' fees and other related costs are capitalized. Provisions for impairment of undeveloped oil and gas leases are based on periodic evaluations. Annual lease rentals and exploration expenses, including geological and geophysical expenses and exploratory dry hole costs, are charged against income as incurred. Costs of drilling and equipping productive wells, including development dry holes and related production facilities are capitalized.

     Depreciation and depletion of oil and gas production equipment and properties are determined under the unit-of-production method based on estimated proved recoverable oil and gas reserves. Depreciation of all other equipment is determined under the straight-line method using various rates based on useful lives.

     (c)  Income taxes-

     The Company records income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". SFAS No. 109 is an asset and liability approach to accounting for income taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

     Deferred tax liabilities or assets are established for temporary differences between financial and tax reporting bases and are subsequently adjusted to reflect changes in the rates expected to be in effect when the temporary differences reverse. a valuation allowance is established for any deferred tax asset for which realization is not likely.

     (d)  General and administrative expenses-

     General and administrative expenses represent costs and expenses associated with the operation of the Company. Certain partnerships and trusts sponsored by the Company reimburse general and administrative expenses incurred on their behalf.

     (e)  Income per share-

     Income per share of common stock has been computed based on the weighted average number of common shares and common stock equivalents outstanding during the respective periods.

     (f)  Statements of cash flows-

     For purposes of the consolidated statements of cash flows, the Company considers short-term, highly liquid investments with original maturities of less than ninety days to be cash equivalents.


     (g)  Concentration of Credit Risk-

     The Company maintains significant banking relationships with financial institutions in the State of Texas. The Company limits its risk by periodically evaluating the relative credit standing of these financial institutions.

     (h)  Reclassifications-

     Certain reclassifications were made to the prior year's financial statements to conform to the current year presentation.


(2)  Restricted Cash and Cash Equivalents:

     Restricted cash and cash equivalents includes $390,000 and $576,000 at March 31, 1995 and December 31, 1994, respectively, of cash primarily pertaining to unclaimed royalty payments. There were corresponding accounts payable recorded at March 31, 1995 and December 31, 1994 for these liabilities.

     Restricted cash also includes $667,000 and $844,000 at March 31, 1995 and December 31, 1994, respectively, relating to the 1994-I Development Program. These funds are committed for the use on the Development Program; however, they are available to satisfy any working capital needs of the Company.


(3)  Accounts Receivable

     Accounts receivable at March 31, 1995 and December 31, 1994 consisted of the following:

                                       March 31,        December 31,
                                         1995               1994

      Joint Interest Billing          $   662,000       $   912,000
      Trade Receivables                   143,000           115,000
      Oil and Gas Sales                   785,000           794,000
      Other                               209,000           372,000
                                        ---------         ---------
                                        1,799,000         2,193,000

      Less, Allowance for doubtful
       accounts                           (49,000)         (100,000)
                                        ---------         ---------
                                      $ 1,750,000       $ 2,093,000
                                        =========         =========


(4)  Property and equipment

     Property and equipment at March 31, 1995 and December 31, 1994 consisted of the following:

                                       March 31,        December 31,
                                         1995               1994

      Oil and gas properties
        at cost                       $24,547,000       $24,282,000
      Less, accumulated depletion
        and depreciation              (14,276,000)      (13,745,000)
                                       ----------        ----------
                                       10,321,000        10,537,000
                                       ----------        ----------

      Furniture, fixtures and
        and equipment                   4,618,000         4,507,000
      Less, accum. depreciation        (2,564,000)       (2,389,000)
                                       ----------        ----------
                                        2,054,000         2,118,000
                                       ----------        ----------
      Total net property and
        equipment                     $12,325,000       $12,655,000
                                       ==========        ==========

(5)  Long-Term Bank Debt

     At March 31, 1995 and December 31, 1994, the Company was party to a line of credit agreement with a bank with an initial borrowing base of $8.014 million, reducing monthly by $136,000. The borrowing bases at March 31, 1995 and December 31, 1994 were $7.470 million and $7.878, respectively. Advances pursuant to the agreement were limited to the borrowing base as defined in the agreement. Most of the Company's oil and gas properties as well as certain receivables and equipment were pledged as security under this agreement. Under the Company's credit agreement, the Company was required to maintain, as defined, a minimum current ratio, tangible net worth and debt coverage ratio. The line of credit bore interest at 3/4% over the bank's base rate, as defined, and was payable monthly.

     On April 26, 1995, the Company entered into a new credit agreement with the same bank, extending the borrowing base to a non-reducing $12.5 million and syndicating 25% of the borrowing to a second bank. The new agreement provides for interest at 1/2% over the bank's base rate as defined, or 2-3/4% over the London Inter-Bank Offered Rate (LIBOR) for the interest period requested.


(6)  Other Long-Term Obligations:

     Other long-term obligations at March 31, 1995 and December 31, 1994 consisted of the following:

                                        March 31,       December 31,
                                          1995              1994
      Subordinated debentures due
       December 31, 1996              $   225,000       $   225,000

      Installment notes payable           331,000           310,000

      Capital lease obligations           218,000           235,000
                                        ---------         ---------
                                          774,000           770,000

      Less, current portion              (219,000)         (224,000)
                                        ---------         ---------
                                      $   555,000       $   546,000
                                        =========         =========

     The secured subordinated debentures are held by affiliated
     Partnerships in which PEMC is a general partner. Interest was payable at 10% through 1994 and 9.25% thereafter. The installment notes bear interest ranging from 5% to 10%.


(7)  Contingent Liabilities:

     PEMC, as managing general partner of the affiliated Partnerships, is responsible for all Partnership activities, including the review and analysis of oil and gas properties for acquisition, the drilling of development wells and the production and sale of oil and gas from productive wells. PEMC also provides the administration, accounting and tax preparation work for the Partnerships. PEMC is liable for all debts and liabilities of the affiliated Partnerships, to the extent that the assets of a given limited Partnership are not sufficient to satisfy its obligations.

     As a general partner, PEMC is committed to offer to purchase the limited partners' interest in certain of its managed Partnerships at various annual intervals. Under the terms of a partnership agreement, PEMC is not obligated to purchase an amount greater than 10% of the total partnership interest outstanding. In addition, PEMC will be obligated to purchase interests tendered by the limited partners only to the extent of one-hundred and fifty (150) percent of the revenues received by it from such partnership in the previous year. Purchase prices are based upon annual reserve reports of independent petroleum engineering firms discounted by a risk factor. Based upon historical production rates and prices, management estimates that if all such offers were to be accepted, the maximum annual future purchase commitment would be approximately $500,000.


(8)  Stock Options and Other Compensation:

     In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. In each case such options are for a term of ten years ending May 15, 1999, and are exercisable, on a cumulative basis, as to twenty percent of the shares subject to option in each year, beginning one year after the granting of the option. At March 31, 1995, options on 802,500 shares were outstanding and exercisable at prices ranging from $1.00 to $1.25.

     On January 27, 1983, the Company adopted the 1983 Incentive Stock Option Plan. At March 31, 1995, options on 134,000 shares were exercisable at $1.50 per share and no additional shares were available for granting.


(9)  Related Party Transactions:

     PEMC is a general partner in several oil and gas Partnerships in which certain directors have limited and general partnership interests. Substantially all of the assets and revenues of PEMC are derived from its sponsorship of the Partnerships and the interests of PEMC in the oil and gas properties acquired by the Partnerships. As the managing general partner in each of the Partnerships, PEMC receives approximately 5% to 12% of the net revenues of each Partnership as a carried interest in the Partnerships' properties.

     The Partnership agreements allow PEMC to receive management fees for various services to the Partnerships as well as a reimbursement for property acquisition and development costs incurred on behalf of the Partnerships and general and administrative overhead, which is reported in the statements of operations as administrative revenue.

     In 1991, the Company loaned approximately $325,000 at 12% interest to a real estate limited partnership of which a Company Officer and Director is a general partner. This loan is secured by a second mortgage on the underlying real estate in the partnership and the Company received a 23% equity participation in the partnership. The loan agreement provides for interest payments on a quarterly basis provided the cash flow from operations of the limited partnership are sufficient to pay interest for the quarter. If cash flows are not sufficient, then the accrued interest is added to the principal. This loan is included in other non-current assets on the balance sheet.

     Due to related parties at March 31, 1995 and December 31, 1994 primarily represent receipts collected by the Company, as agent, from oil and gas sales net of expenses. Receivables from affiliates consist of reimbursable general and administrative costs, lease operating expenses and reimbursements for property acquisitions and related costs.


11)  Income per share:

     The weighted average number of common shares and common stock equivalents outstanding used in the income per share calculation are as follows:

                          Three Months Ended
                              March 31,
                           1995      1994

     Primary            6,121,384  6,513,681
                        =========  =========

     Fully diluted      6,121,488  6,427,350
                        =========  =========


                                PART I


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the financial statements of the Company and notes thereto. The Company's subsidiaries are defined in Note 1 of the financial statements. PEMC is the managing general partner or managing trustee in several Limited Partnerships and Trusts (collectively, the "Partnerships").

LIQUIDITY AND CAPITAL RESOURCES

In April, the Company entered into a revised credit agreement with Bank One, Texas NA providing for a $12.5 million revolving line of credit on a $50 million master promissory note. This new agreement introduces Den norske Bank, AS as a 25% syndication partner in the line, once the Company reaches borrowings of $12.5 million for over one month. The agreement also provides for a lower floating rate compared to previous agreements as well as the ability to borrow based upon the London Inter-Bank Offered Rate (LIBO). The borrowing base will be non-reducing and will be revised every six months by the banks.

Most of the Company's oil and gas properties as well as certain receivables and equipment are pledged as security under the new agreement. The Company is required to maintain, as defined, a minimum current ratio, tangible net worth, and debt and interest coverage ratios. The line of credit now bears interest at 1/2% over the bank's base rate, as defined payable monthly, or 2-3/4% over the published LIBO rate, payable at the end of the applicable interest period.

The Company's primary source of working capital during the first three months of 1995 was through internally generated funds coupled with cash balances at the prior year-end and bank borrowings. Net cash provided by operations was used primarily to repay bank debt and to purchase treasury stock, as well as continued property development.

The Company's focus is on the acquisition of producing oil and gas properties and the expansion of its service and operating functions and intends to continue to seek additional opportunities in these areas.

During the first quarter, the Company spent approximately $100,000 on trucks and automobiles used in connection with field service operations, and an additional $28,000 on computer and related equipment and software.

The expansion of the Company's operating and servicing subsidiaries through property and equipment acquisitions during 1994 is expected to show a positive impact on earnings in the future. Additionally, the Company receives cash flows through PEMC from the management of existing limited partnerships and trusts.

The Company feels that it has the ability to generate sufficient amounts of cash to meet long-term liquidity needs, as well as debt service. The Company expects to generate increased cash flows by increasing its reserve base through continued acquisitions. By increasing its reserve base, the Company's borrowing ability is increased due to additional properties available as collateral.

It is management's opinion that the current market conditions are creating some industry opportunities for those well managed companies with staying power to take advantage of the situation through mergers and acquisitions. The Company intends to continue to explore and pursue this course.


RESULTS OF OPERATIONS

Oil and gas sales of $1.2 million for the first quarter of 1995 increased approximately 12% compared to the first quarter of 1994. This increase is primarily due to increased overall oil and gas production resulting from acquisitions made between May and December of 1994. Average prices received for directly owned oil production increased substantially from approximately $12.51 per barrel in 1994 to $16.33 in the first quarter of 1995 Average gas prices decreased substantially from $2.93 per Mcf received in the first quarter of 1994 to $1.85 per Mcf received during the comparable period in 1995.

Oil and gas sales related to PEMC's carried interest in the Partnerships and other ventures decreased approximately 15%, primarily due to lower gas prices received by those entities.

District operating income increased $277,000 or 13% compared to the first quarter of 1994. Income rose due to an overall expansion of operating activities and acquisitions made by the Company and the Partnerships during 1994. Revenue from the operation of EOWSC and SOCC field equipment during the first quarter of 1995 increased by approximately $100,000, or 26%, reflecting work performed on new acquisitions as well as additional third party work.

Administrative revenue for the first quarter of 1995 decreased 20% compared to the first quarter of 1995. Amounts received in both years from certain partnerships are substantially less than the amounts allocable to those Partnerships under the Partnership agreements. The lower amounts reflect PEMC's efforts to limit costs incurred and those allocated to the Partnerships.

Reporting and management fees are up 25% compared to the first quarter of 1994 primarily due to normal increases in fees charged certain
Partnerships, and the addition of entities charged fees.


Lease operating expenses for the quarter of 1995 increased 29% compared to the first quarter of 1994. Expenses on directly owned properties increased primarily due to the addition of the Excelco and Walker acquisitions in 1994. Average lifting costs per equivalent unit on directly owned properties, however, decreased from $9.43 during the first quarter of 1994 to $8.89 in 1995. Expenses on properties that the Company has a carried interest in were consistent with the first quarter of 1994.

Depreciation and depletion of oil and gas properties for the first quarter increased 27% compared to the first quarter of 1994. The increase is primarily due to depletion on properties acquired during the latter part of 1994.

The Company receives reimbursement for costs incurred related to the evaluation, acquisition and development of properties on behalf of its related partnerships, trusts, and other joint venture partners. To the extent that these costs are expended at the district level, the reimbursements reduce total district operating expenses. Alternatively, if the expenses are incurred by PEMC, such reimbursements reduce total general and administrative expenses.
Property cost reimbursement amounted to $375,000 for both the the first quarter of 1995 and 1994

District operating expense increased $250,000 or 16% for the first quarter compared to the same period in 1994 The overall increases are primarily due to the expansion of district operations, as well as lower reimbursable acquisition costs incurred.

General and administrative expenses decreased $199,000, or 21% compared to the first quarter of 1994. The large decrease is primarily due to increases in the reimbursement of acquisition costs at the PEMC level.

Interest expense during the first quarter increased substantially due to higher debt levels resulting from 1994 acquisitions, coupled with higher interest rates.

OTHER
In March, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,"
(SFAS No. 121) which is effective for fiscal years beginning after December 15, 1995. This statement establishes accounting standards for the impairment of long-lived assets, requiring such assets to be reported at the lower of carrying amount or fair value, less selling costs. The statement amends SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies" by adding an impairment test for proved properties in accordance with SFAS No. 121.

The Company currently performs a "ceiling test" by comparing the total carrying value of oil and gas properties to the total future net cash flows from the estimated productioof proved oil and gas properties. The effect of SFAS No. 121, which would change the way this test is performed, is not known at this time.

Part II - OTHER INFORMATION

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of the Registrant will be held on Wednesday, June 14, 1995 to elect a Board of Directors and to transact such other procedural business as may properly be brought before the meeting

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

A report on Form 8-K was filed for events of April 26, 1995 whereby the Company entered into a revolving credit agreement with a borrowing base of $12.5 million and a master promissory note of $50 million.

Exhibit 27 - Financial Data Schedule is attached to the electronic filing of this document only.

                              SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        PrimeEnergy Corporation
                                        (Registrant)





May 14, 1995                            /s/ Charles E. Drimal, Jr.
   (Date)                               --------------------------
                                        Charles E. Drimal, Jr.
                                        President
                                        Principal Executive Officer






May 14, 1995                            /s/ Beverly A. Cummings
   (Date)                               --------------------------
                                        Beverly A. Cummings
                                        Executive Vice President
                                        Principal Financial and
Accounting Officer