Form 10QSB
period 1995-06-30
PRIMEENERGY CORP
filed 1995-08-14
CIK 56868

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                   ________________________________

                              FORM 10-QSB

/X/   Quarterly  Report Under Section 13 or 15(d)  of  the  Securities
Exchange Act of 1934

For the Quarterly Period Ended June 30, 1995

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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /


The number of shares outstanding of each class of the Registrant's Common Stock as of August 11, 1995 was: Common Stock, $0.10 par value, 5,447,082 shares.

                        PrimeEnergy Corporation

                         Index to Form 10-QSB

                             June 30, 1995



Part I -  Financial Information

Consolidated Balance Sheets - June 30, 1995 and
December 31, 1994                                                3-4

Consolidated Statements of Operations for the six months
ended June 30, 1995 and 1994                                     5

Consolidated Statements of Operations for the three months
ended June 30, 1995 and 1994                                     6

Consolidated Statement of Stockholders' Equity for the
six months ended June 30, 1995                                   7

Consolidated Statements of Cash Flows for the six months
ended June 30, 1995 and 1994                                     8

Notes to Consolidated Financial Statements                       9-16

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                        17-20


Part II - Other Information                                      21

Signatures                                                       22


                        PrimeEnergy Corporation

                      Consolidated Balance Sheets

                  June 30, 1995 and December 31, 1994

                                              June 30,   December 31,
                                                1995         1994
                                            (Unaudited)    (Audited)
Current assets:
  Cash and cash equivalents                 $ 1,887,000  $ 2,361,000
  Restricted cash and cash
    equivalents (Note 2)                        816,000    1,257,000
  Accounts receivable (Note 3)                1,862,000    2,093,000
  Due from related parties (Note 9)           3,811,000    2,420,000
  Other current assets                          183,000      201,000
  Prepaid expenses                              209,000      109,000
  Deferred income taxes                         144,000      144,000
                                             ----------   ----------
      Total current assets                    8,912,000    8,585,000
                                             ----------   ----------

Property and equipment, at cost(Notes 1 and 4):
  Oil and gas properties (successful
    efforts method) - developed              24,682,000   24,282,000
  Furniture, fixtures and equipment
    including leasehold improvements          4,693,000    4,507,000
                                             ----------   ----------
                                             29,375,000   28,789,000
  Accumulated depreciation and depletion    (17,300,000) (16,134,000)
                                             ----------   ----------
    Net property and equipment               12,075,000   12,655,000
                                             ----------   ----------

Other assets                                    458,000      462,000
Due from affiliates                             325,000      325,000
                                             ----------   ----------
    Total assets                            $21,770,000  $22,027,000
                                             ==========   ==========





See accompanying notes to the consolidated financial statements.
                        PrimeEnergy Corporation

                      Consolidated Balance Sheets

                  June 30, 1995 and December 31, 1994

                                              June 30,   December 31,
                                                1995         1994
                                            (Unaudited)    (Audited)
Current liabilities:
  Current portion of other long-term
    obligations (Note 6)                   $    214,000  $   224,000
  Accounts payable                            2,446,000    3,941,000
  Accrued liabilities:
    Taxes (Note 1)                                8,000       24,000
    Interest and other                        1,195,000      793,000
  Due to related parties (Note 9)             1,250,000      895,000
                                             ----------   ----------
    Total current liabilities                 5,113,000    5,877,000
                                             ----------   ----------

Long-term bank debt (Note 5)                  8,322,000    7,742,000
Other long-term obligations (Note 6)            533,000      546,000
Deferred income taxes (Note 1)                  265,000      265,000
Stockholder's equity:
  Preferred stock, $.10 par, authorized
    10,000 shares; none issued                   --           --
  Common stock, $.10 par value, authorized
    15,000,000 shares; issued 7,597,970
    in 1995 and 1994                            760,000      760,000
  Paid in capital                            10,888,000   10,888,000
  Accumulated deficit                        (1,132,000)  (1,519,000)
                                             ----------   ----------
                                             10,516,000   10,129,000
  Treasury stock, at cost, 2,117,188
    common shares in 1995 and 1,919,038
    common shares in 1994                    (2,979,000)  (2,532,000)
                                             ----------   ----------
    Total stockholders' equity                7,537,000    7,597,000
                                             ----------   ----------
      Total liabilities and equity          $21,770,000  $22,027,000
                                             ==========   ==========


See accompanying notes to the consolidated financial statements
                        PrimeEnergy Corporation

                 Consolidated Statements of Operations

                Six Months Ended June 30, 1995 and 1994
                              (Unaudited)

                                                1995         1994
Revenue:
  Oil and gas sales                         $ 3,041,000  $ 2,586,000
  District operating income                   4,787,000    4,369,000
  Administrative revenue (Note 9)               807,000      940,000
  Reporting and management fees (Note 9)        176,000      181,000
  Interest and other income                      79,000       73,000
                                             ----------   ----------
    Total revenue                             8,890,000    8,149,000
                                             ----------   ----------

Costs and expenses:
  Lease operating expense                     2,024,000    1,675,000
  District operating expense                  3,554,000    3,122,000
  Depreciation and depletion of
    oil and gas properties                    1,008,000      973,000
  General and administrative expense          1,586,000    1,768,000
  Interest expense (Notes 5 and 6)              322,000      227,000
                                             ----------   ----------
    Total costs and expenses                  8,494,000    7,765,000
                                             ----------   ----------
Income from operations                          396,000      384,000
Gain on sale and exchange of assets              34,000       28,000
                                             ----------   ----------
Net income before income taxes                  430,000      412,000

Provision for income taxes                       43,000       42,000
                                             ----------   ----------
Net income                                  $   387,000  $   370,000
                                             ==========   ==========

Primary income per common share (Note 11)         $0.06        $0.06
                                                   ====         ====
Fully diluted income per common share (Note 11)   $0.06        $0.06
                                                   ====         ====


See accompanying notes to consolidated financial statements
                        PrimeEnergy Corporation

                 Consolidated Statements of Operations

               Three Months Ended June 30, 1995 and 1994
                              (Unaudited)

                                                1995         1994
Revenue:
  Oil and gas sales                         $ 1,556,000  $ 1,264,000
  District operating income                   2,411,000    2,269,000
  Administrative revenue (Note 9)               421,000      460,000
  Reporting and management fees (Note 9)         87,000      110,000
  Interest and other income                      46,000       25,000
                                             ----------   ----------
    Total revenue                             4,521,000    4,128,000
                                             ----------   ----------

Costs and expenses:
  Lease operating expense                     1,059,000      927,000
  District operating expense                  1,785,000    1,603,000
  Depreciation and depletion of
    oil and gas properties                      469,000      550,000
  General and administrative expense            836,000      819,000
  Interest expense (Notes 5 and 6)              180,000      141,000
                                             ----------   ----------
    Total costs and expenses                  4,329,000    4,040,000
                                             ----------   ----------
Income from operations                          192,000       88,000
Gain (loss) on sale and exchange of assets      (24,000)       6,000
                                             ----------   ----------
Net income before income taxes                  168,000       94,000

Provision for income taxes                       17,000        2,000
                                             ----------   ----------
Net income                                  $   151,000  $    92,000
                                             ==========   ==========

Primary income per common share (Note 11)         $0.03        $0.01
                                                   ====         ====
Fully diluted income per common share (Note 11)   $0.03        $0.01
                                                   ====         ====


See accompanying notes to consolidated financial statements
                        PrimeEnergy Corporation

            Consolidated Statement of Stockholder's Equity

                    Six Months Ended June 30, 1995

                                                      Add'l
                                 Common Stock        Paid-In    Accumulated     Treasury
                               Shares     Amount     Capital      Deficit        Stock        Total
                              --------   --------   ---------     --------      --------     --------
Balance at December 31, 1994  7,597,970  $760,000  $10,888,000  ($1,519,000)  ($2,532,000)  $7,597,000

Purchased 198,150 shares of
  common stock                   --         --          --           --          (447,000)    (447,000)

Net income                       --         --          --          387,000        --          387,000
                              ---------   -------   ----------    ---------     ---------    ---------
Balance at June 30, 1995      7,597,970  $760,000  $10,888,000  ($1,132,000)  ($2,979,000)  $7,537,000
                              =========   =======   ==========    =========     =========    =========




























See accompanying notes to consolidated financial statements
                        PrimeEnergy Corporation

                 Consolidated Statements of Cash Flows

                Six Months Ended June 30, 1995 and 1994
                              (Unaudited)

                                                1995         1994

Net cash provided by operating activities   $   179,000  $   568,000
                                             ----------   ----------

Cash flows from investing activities:
  Additions to property and equipment          (819,000)  (2,100,000)
  Proceeds from sale of property
    and equipment                                56,000       73,000
                                             ----------   ----------
    Net cash used in investing activities      (763,000)  (2,027,000)
                                             ----------   ----------

Cash flows from financing activities:
  Distributions paid to related parties          --       (3,415,000)
  Purchase of treasury stock                   (447,000)    (122,000)
  Increase in long-term bank debt and
    other long-term obligations               5,584,000    1,370,000
  Repayment of long-term bank debt and
    other long-term obligations              (5,027,000)    (511,000)
  Cash overdraft                                 --          671,000
                                             ----------   ----------
    Net cash used in financing activities       110,000   (2,007,000)
                                             ----------   ----------

Net increase (decrease) in cash and
  cash equivalents                             (474,000)  (3,466,000)

Cash and cash equivalents at the
  beginning of the period                     2,361,000    4,403,000
                                             ----------   ----------
Cash and cash equivalents at the
  end of the period                         $ 1,887,000  $   937,000
                                             ==========   ==========



See accompanying notes to consolidated financial statements
                        PrimeEnergy Corporation

              Notes to Consolidated Financial Statements

                             June 30, 1995



(1)  Summary of Significant Accounting Policies:

     (a)  Company operations-

     PrimeEnergy Corporation ("PEC"), a Delaware corporation, was organized in March 1973, and in September 1989 acquired PrimeEnergy Management Corporation ("PEMC") as a wholly-owned subsidiary. In September 1990, PEC acquired field service equipment from the Eastern Service Joint Venture and established Eastern Oil Well Service Company ("EOWSC") as a wholly-owned subsidiary. During 1992, Prime Operating Company ("POC") was formed as a wholly-owned subsidiary of PEC to act as operator for the majority of the producing oil and gas properties owned by the Company and affiliated entities. Also during 1992, PEC acquired additional field service equipment and formed Southwest Oilfield Construction Company ("SOCC") as a wholly-owned subsidiary. The Consolidated Financial Statements include the accounts of PrimeEnergy Corporation and its subsidiaries (collectively, the "Company"). In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all necessary adjustments and elimination of all significant intercompany transactions and balances to present fairly the financial position as of June 30, 1995 and December 31, 1994, and the results of operations and cash flows for the periods ended June 30, 1995 and 1994. All such adjustments are of a normal recurring nature. The results of operations for the above periods are not necessarily indicative of the results to be expected for the full year.

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


(2)  Restricted Cash and Cash Equivalents:

     Restricted cash and cash equivalents includes $436,000 and $412,000 at June 30, 1995 and December 31, 1994, respectively, of cash primarily pertaining to unclaimed royalty and revenue interest payments. There were corresponding accounts payable recorded at June 30, 1995 and December 31, 1994 for these liabilities.

     Restricted cash also includes $380,000 and $844,000 at June 30, 1995 and December 31, 1994, respectively, relating to the 1994-I Development Program. These funds are committed for the use on the Development Program; however, they are available to satisfy any working capital needs of the Company.


(3)  Accounts Receivable

     Accounts receivable at June 30, 1995 and December 31, 1994 consisted of the following:
                                        June 30,        December 31,
                                          1995              1994

      Joint Interest Billing          $   801,000       $   912,000
      Trade Receivables                   127,000           115,000
      Oil and Gas Sales                   930,000           794,000
      Other                                53,000           372,000
                                        ---------         ---------
                                        1,911,000         2,193,000

      Less, Allowance for doubtful
       accounts                           (49,000)         (100,000)
                                        ---------         ---------
                                      $ 1,862,000       $ 2,093,000
                                        =========         =========


(4)  Property and equipment

     Property and equipment at June 30, 1995 and December 31, 1994 consisted of the following:
                                        June 30,        December 31,
                                          1995              1994

      Oil and gas properties
        at cost                       $24,682,000       $24,282,000
      Less, accumulated depletion
        and depreciation              (14,570,000)      (13,745,000)
                                       ----------      ----------
                                       10,112,000        10,537,000
                                       ----------        ----------

      Furniture, fixtures and
        and equipment                   4,693,000         4,507,000
      Less, accum. depreciation        (2,730,000)       (2,389,000)
                                       ----------        ----------
                                        1,963,000         2,118,000
                                       ----------        ----------
      Total net property and
        equipment                     $12,075,000       $12,655,000
                                       ==========        ==========
(5)  Long-Term Bank Debt

     At December 31, 1994, the Company was party to a line of credit agreement with a bank, with a borrowing base of $7.878 million. On April 26, 1995, the Company entered into a new credit agreement with the same bank, extending the borrowing base to a non-reducing $12.5 million and syndicating 25% of the borrowing to a second bank. The new agreement provides for interest at 1/2% over the bank's base rate as defined and payable monthly, or 2-3/4% over the London Inter-Bank Offered Rate (LIBOR) for the interest period requested, payable at the end of the interest period.

     Advances pursuant to the agreement are limited to the borrowing base as defined in the agreement. Most of the Company's oil and gas properties as well as certain receivables and equipment were pledged as security under this agreement. Under the Company's credit agreement, the Company is required to maintain, as defined, a minimum current ratio, tangible net worth, debt coverage ratio and interest coverage ratio.


(6)  Other Long-Term Obligations:

     Other long-term obligations at June 30, 1995 and December 31, 1994 consisted of the following:

                                         June 30,       December 31,
                                           1995             1994
      Subordinated debentures due
       December 31, 1996               $   225,000      $   225,000

      Installment notes payable            288,000          310,000

      Capital lease obligations            234,000          235,000
                                         ---------        ---------
                                           747,000          770,000

      Less, current portion               (214,000)        (224,000)
                                         ---------        ---------
                                       $   533,000      $   546,000
                                         =========        =========

     The secured subordinated debentures are held by affiliated
     Partnerships in which PEMC is a general partner. Interest was payable at 10% through 1994 and 9.25% thereafter. The installment notes bear interest ranging from 5% to 10%.


(7)  Contingent Liabilities:

     PEMC is a managing general partner or managing trustee in several limited partnerships and trusts (the "Partnerships"). As such, PEMC is responsible for all Partnership activities, including the review and analysis of oil and gas properties for acquisition, the drilling of development wells and the production and sale of oil and gas from productive wells. PEMC also provides the administration, accounting and tax preparation work for the Partnerships. PEMC is liable for all debts and liabilities of the affiliated Partnerships, to the extent that the assets of a given limited Partnership are not sufficient to satisfy its obligations.

     As a general partner, PEMC is committed to offer to purchase the limited partners' interest in certain of its managed Partnerships at various annual intervals. Under the terms of a partnership or trust agreement, PEMC is not obligated to purchase an amount greater than 10% of the total interest outstanding. In addition, PEMC will be obligated to purchase interests tendered by the limited partners only to the extent of one-hundred and fifty
     (150) percent of the revenues received by it from such Partnership in the previous year. Purchase prices are based upon annual reserve reports of independent petroleum engineering firms discounted by a risk factor. Based upon historical production rates and prices, management estimates that if all such offers were to be accepted, the maximum annual future purchase commitment would be approximately $500,000.


(8)  Stock Options and Other Compensation:

     In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. In each case such options are for a term of ten years ending May 15, 1999, and are exercisable, on a cumulative basis, as to twenty percent of the shares subject to option in each year, beginning one year after the granting of the option. At June 30, 1995, options on 802,500 shares were outstanding and exercisable at prices ranging from $1.00 to $1.25.

     On January 27, 1983, the Company adopted the 1983 Incentive Stock Option Plan. At June 30, 1995, options on 134,000 shares were exercisable at $1.50 per share and no additional shares were available for granting.


(9)  Related Party Transactions:

     PEMC is a general partner or trustee in several oil and gas partnerships and trusts in which certain directors have limited and general partnership or trustee interests. Substantially all of the assets and revenues of PEMC are derived from its sponsorship of the Partnerships and the interests of PEMC in the oil and gas properties acquired by the Partnerships. As the managing general partner in each of the Partnerships, PEMC receives approximately 5% to 12% of the net revenues of each Partnership as a carried interest in the Partnerships' properties.

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

     Due to related parties at June 30, 1995 and December 31, 1994 primarily represent receipts collected by the Company, as agent, from oil and gas sales net of expenses. Receivables from affiliates consist of reimbursable general and administrative costs, lease operating expenses and reimbursements for property acquisition and development costs.


11)  Income per share:

     The weighted average number of common shares and common stock equivalents outstanding used in the income per share calculation are as follows:

                          Six Months Ended         Three Months Ended
                              June 30,                  June 30,
                           1995      1994            1995      1994

     Primary            6,071,487  6,454,618      6,022,112  6,384,394
                        =========  =========      =========  =========

     Fully diluted      6,071,487  6,486,995      6,022,112  6,468,632
                        =========  =========      =========  =========



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

Most of the Company's oil and gas properties as well as certain receivables and equipment are pledged as security under the new agreement. The Company is required to maintain, as defined, a minimum current ratio, tangible net worth, and debt and interest coverage ratios. The line of credit now bears interest at 1/2% over the bank's base rate, as defined, payable monthly, or 2-3/4% over the published LIBO rate, payable at the end of the applicable interest period.

The Company's primary source of working capital during the first six months of 1995 was through internally generated funds coupled with cash balances at the prior year-end and bank borrowings. Net cash provided by operations was used primarily to repay bank debt and to purchase treasury stock, as well as continued property development.

The Company continues to focus on the acquisition of producing oil and gas properties and the expansion of its service and operating functions and intends to continue to seek additional opportunities in these areas.

During the first six months, the Company spent approximately $390,000 acquiring properties for development or developing properties already owned. The Company also spent $200,000 on the repurchase of limited partnership interests in the Partnerships.

Also during the first six months, the Company spent approximately
$170,000 on trucks and automobiles used in connection with field service operations, and an additional $56,000 on computers and related equipment and software.

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


RESULTS OF OPERATIONS

Oil and gas sales of $3.0 million for the first six months of 1995 increased approximately 18% compared to the first six months of 1994. Oil and gas sales for the second quarter increased 23% compared to the second quarter of 1994. Both of these increases are primarily due to increased overall oil and gas production resulting from acquisitions made between May and December of 1994. Average prices received for directly owned oil production increased substantially from approximately $14.09 per barrel in 1994 to $16.91 per barrel in the first six months of 1995 Average gas prices decreased substantially from $2.73 per Mcf received in the first six months of 1994 to $1.73 per Mcf received during the comparable period in 1995.

Oil and gas sales related to PEMC's carried interest in the Partnerships and other ventures was fairly consistent with 1994.

District operating income increased $418,000 or 10% compared to the first six months of 1994. This increase is fueled largely by the overall expansion of operating activities and acquisitions made by the Company and the Partnerships during 1994, particularly in the Company's Mid-Continent District (Oklahoma). Revenues from the Mid-Continent District increased approximately $387,000, net of a decrease in revenue from SOCC of $36,000.

Administrative revenue for the first six months of 1995 decreased 14% compared to the first six months of 1994. Amounts received in both years from certain Partnerships are substantially less than the amounts allocable to those Partnerships under the Partnership agreements. The lower amounts reflect PEMC's efforts to limit costs incurred and those allocated to the Partnerships.

Lease operating expenses for the first six months of 1995 increased 21% compared to the first six months of 1994, and for the second quarter increased 14% compared to the second quarter of 1994. Expenses on directly owned properties increased primarily due to the addition of the Excelco and Walker acquisitions in 1994. Average lifting costs per equivalent unit on directly owned properties, however, decreased from $10.56 during the first six months of 1994 to $8.87 in 1995. Expenses on properties that the Company has a carried interest in were consistent with the first six months of 1994.

Depreciation and depletion of oil and gas properties for the first six months increased slightly compared to the first six months of 1994. The increase is primarily due to depletion on properties acquired during the latter part of 1994, offset by lower depletable cost basis on existing properties.

The Company receives reimbursement for costs incurred related to the evaluation, acquisition and development of properties on behalf of its related partnerships, trusts, and other joint venture partners. To the extent that these costs are expended at the district level, the reimbursements reduce total district operating expenses. Alternatively, if the expenses are incurred by PEMC, such reimbursements reduce total general and administrative expenses. Property acquisition cost reimbursement amounted to approximately $750,000 for the first six months of both 1995 and 1994.

District operating expense increased $432,000 or 14% for the first six months compared to the same period in 1994. The overall increases are primarily due to the expansion of district operations, as well as lower reimbursable acquisition costs incurred.

General and administrative expenses decreased $182,000, or 10% compared to the first six months of 1994. The large decrease is primarily due to increases in the reimbursement of acquisition costs at the PEMC level.

Interest expense during the first six months increased substantially due to higher debt levels resulting from 1994 acquisitions, coupled with higher interest rates.


OTHER

In March, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS No. 121) which is effective for fiscal years beginning after December 15, 1995. This statement establishes accounting standards for the impairment of long-lived assets, requiring such assets to be reported at the lower of carrying amount or fair value, less selling costs. The statement amends SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies" by adding an impairment test for proved properties in accordance with SFAS No. 121.

The Company currently performs a "ceiling test" by comparing the total carrying value of oil and gas properties to the total future net cash flows from the estimated production of proved oil and gas properties. The effect of SFAS No. 121, which would change the way this test is performed, is not known at this time.



                        PART II - OTHER MATTERS


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Registrant was held on June 14, 1995. The only matter submitted to the stockholders was the election of fourteen Directors (named below), nominated by management, all of whom were currently serving as Directors. Proxies were solicited pursuant to Regulation 14A under the Securities Act of 1934, definitive copies of which were filed with he Commission. There was no solicitation in opposition to management's nominees, and all of the Directors nominated for re-election were elected. The number of shares of persons nominated and elected as Directors and the number of shares voting for or withheld for each, is shown below. There were no abstentions or broker non-votes.

                                      For        Withheld

     Samuel R. Campbell            4,142,346      22,337
     Beverly A. Cummings           4,142,346      22,337
     Charles E. Drimal, Jr.        4,139,846      24,837
     Charles E. Drimal, Sr.        4,139,846      24,837
     Matthias Eckenstein           4,142,146      22,537
     H. Gifford Fong               4,142,346      22,337
     Thomas S. T. Gimbel           4,142,346      22,337
     Clint Hurt                    4,142,346      22,337
     Robert de Rothschild          4,142,346      22,337
     Jarvis J. Slade               4,142,046      22,637
     Jan K. Smeets                 4,142,146      22,537
     Bennie H. Wallace, Jr.        4,142,146      22,537
     Gaines Wehrle                 4,142,096      22,587
     Michael H. Wehrle             4,142,096      22,587


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

A report on Form 8-K was filed for events that occurred on April 26, 1995 whereby the Company entered into a revolving credit agreement with a borrowing base of $12.5 million and a master promissory note of $50 million.

Exhibit 27 - Financial Data Schedule is attached to the electronic filing of this report only.

                              SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        PrimeEnergy Corporation
                                        (Registrant)





August 11, 1995                         /s/ Charles E. Drimal, Jr.
   (Date)                               --------------------------
                                        Charles E. Drimal, Jr.
                                        President
                                        Principal Executive Officer






August 11, 1995                         /s/ Beverly A. Cummings
   (Date)                               --------------------------
                                        Beverly A. Cummings
                                        Executive Vice President
                                        Principal Financial and
                                         Accounting Officer