Form 10-Q
period 1995-09-30
PRIMEENERGY CORP
filed 1995-11-14
CIK 56868

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                   ________________________________

                              FORM 10-QSB

/X/   Quarterly  Report Under Section 13 or 15(d)  of  the  Securities
Exchange Act of 1934

For the Quarterly Period Ended September 30, 1995

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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /


The number of shares outstanding of each class of the Registrant's Common Stock as of November 13, 1995 was: Common Stock, $0.10 par value, 5,262,136 shares.

                        PrimeEnergy Corporation

                         Index to Form 10-QSB

                          September 30, 1995



Part I -  Financial Information

Consolidated Balance Sheets - September 30, 1995 and
December 31, 1994                                                3-4

Consolidated Statements of Operations for the nine months
ended September 30, 1995 and 1994                                5

Consolidated Statements of Operations for the three months
ended September 30, 1995 and 1994                                6

Consolidated Statement of Stockholders' Equity for the
nine months ended September 30, 1995                             7

Consolidated Statements of Cash Flows for the nine months
ended September 30, 1995 and 1994                                8

Notes to Consolidated Financial Statements                       9-16

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                        17-20


Part II - Other Information                                      21

Signatures                                                       22


                        PrimeEnergy Corporation

                      Consolidated Balance Sheets

               September 30, 1995 and December 31, 1994

                                             September 30, December 31,
                                                1995          1994
                                             (Unaudited)    (Audited)
Current assets:
  Cash and cash equivalents                $   530,000   $ 2,361,000
  Restricted cash and cash
    equivalents (Note 2)                        727,000    1,257,000
  Accounts receivable (Note 3)                2,051,000    2,093,000
  Due from related parties (Note 9)           5,206,000    2,420,000
  Other current assets                          172,000      201,000
  Prepaid expenses                              191,000      109,000
  Deferred income taxes                         144,000      144,000
                                             ----------   ----------
      Total current assets                    9,021,000    8,585,000
                                             ----------   ----------

Property and equipment, at cost(Notes 1 and 4):
  Oil and gas properties (successful
    efforts method) - developed              25,177,000   24,282,000
  Furniture, fixtures and equipment
    including leasehold improvements          4,819,000    4,507,000
                                             ----------   ----------
                                             29,996,000   28,789,000
  Accumulated depreciation and depletion    (17,996,000) (16,134,000)
                                             ----------   ----------
    Net property and equipment               12,000,000   12,655,000
                                             ----------   ----------

Other assets                                    461,000      462,000
Due from affiliates                             325,000      325,000
                                             ----------   ----------
    Total assets                           $ 21,807,000  $22,027,000
                                             ==========   ==========





See accompanying notes to the consolidated financial statements.
                        PrimeEnergy Corporation

                      Consolidated Balance Sheets

               September 30, 1995 and December 31, 1994

                                          September 30,   December 31,
                                                1995         1994
                                             (Unaudited)   (Audited)
Current liabilities:
  Current portion of other long-term
    obligations (Note 6)                   $    207,000  $   224,000
  Accounts payable                            1,908,000    3,941,000
  Accrued liabilities:
    Taxes (Note 1)                               19,000       24,000
    Interest and other                        1,340,000      793,000
  Due to related parties (Note 9)             2,163,000      895,000
                                             ----------   ----------
    Total current liabilities                 5,637,000    5,877,000
                                             ----------   ----------

Long-term bank debt (Note 5)                  8,097,000    7,742,000
Other long-term obligations (Note 6)            536,000      546,000
Deferred income taxes (Note 1)                  265,000      265,000
Stockholder's equity:
  Preferred stock, $.10 par, authorized
    10,000 shares; none issued                   --           --
  Common stock, $.10 par value, authorized
    15,000,000 shares; issued 7,597,970
    in 1995 and 1994                            760,000      760,000
  Paid in capital                            10,888,000   10,888,000
  Accumulated deficit                        (1,048,000)  (1,519,000)
                                             ----------   ----------
                                             10,600,000   10,129,000
  Treasury stock, at cost, 2,257,188
    common shares in 1995 and 1,919,038
    common shares in 1994                    (3,328,000)  (2,532,000)
                                             ----------   ----------
    Total stockholders' equity                7,272,000    7,597,000
                                             ----------   ----------
      Total liabilities and equity         $ 21,807,000  $22,027,000
                                             ==========   ==========


See accompanying notes to the consolidated financial statements
                        PrimeEnergy Corporation

                 Consolidated Statements of Operations

             Nine Months Ended September 30, 1995 and 1994
                              (Unaudited)

                                                1995         1994
Revenue:
  Oil and gas sales                        $  4,392,000  $ 4,006,000
  District operating income                   7,234,000    6,848,000
  Administrative revenue (Note 9)             1,243,000    1,399,000
  Reporting and management fees (Note 9)        275,000      290,000
  Interest and other income                     102,000      113,000
                                             ----------   ----------
    Total revenue                            13,246,000   12,656,000
                                             ----------   ----------

Costs and expenses:
  Lease operating expense                     3,031,000    2,667,000
  District operating expense                  5,324,000    4,818,000
  Depreciation and depletion of
    oil and gas properties                    1,576,000    1,557,000
  Exploration Costs                             26,000         2,000
  General and administrative expense          2,294,000    2,727,000
  Interest expense (Notes 5 and 6)              511,000      374,000
                                             ----------   ----------
    Total costs and expenses                 12,762,000   12,145,000
                                             ----------   ----------
Income from operations                          484,000      511,000
Gain on sale and exchange of assets              39,000       40,000
                                             ----------   ----------
Net income before income taxes                  523,000      551,000

Provision for income taxes                       52,000       50,000
                                             ----------   ----------
Net income                                 $    471,000  $   501,000
                                             ==========   ==========

Primary income per common share (Note 10)         $0.08        $0.08
                                                   ====         ====
Fully diluted income per common share (Note 10)   $0.08        $0.08
                                                   ====         ====


See accompanying notes to consolidated financial statements


                        PrimeEnergy Corporation

                 Consolidated Statements of Operations

            Three Months Ended September 30, 1995 and 1994
                              (Unaudited)

                                                1995         1994
Revenue:
  Oil and gas sales                        $  1,352,000  $ 1,420,000
  District operating income                   2,446,000    2,480,000
  Administrative revenue (Note 9)               436,000      461,000
  Reporting and management fees (Note 9)         99,000      106,000
  Interest and other income                      24,000       40,000
                                             ----------   ----------
    Total revenue                             4,357,000    4,507,000
                                             ----------   ----------

Costs and expenses:
  Lease operating expense                     1,006,000      992,000
  District operating expense                  1,770,000    1,697,000
  Depreciation and depletion of
    oil and gas properties                      568,000      584,000
  Exploration costs                              26,000        2,000
  General and administrative expense            712,000      959,000
  Interest expense (Notes 5 and 6)              188,000      147,000
                                             ----------   ----------
    Total costs and expenses                  4,270,000    4,381,000
                                             ----------   ----------
Income from operations                           87,000      126,000
Gain (loss) on sale and exchange of assets        5,000       12,000
                                             ----------   ----------
Net income before income taxes                   92,000      138,000

Provision for income taxes                        9,000        8,000
                                             ----------   ----------
Net income                                 $     83,000  $   130,000
                                             ==========   ==========

Primary income per common share (Note 10)         $0.01        $0.02
                                                   ====         ====
Fully diluted income per common share (Note 10)   $0.01        $0.02
                                                   ====         ====


See accompanying notes to consolidated financial statements
                        PrimeEnergy Corporation

            Consolidated Statement of Stockholder's Equity

                 Nine Months Ended September 30, 1995

                                                          Add'l
                                    Common Stock         Paid-In    Accumulated  Treasury
                               Shares        Amount      Capital      Deficit      Stock          Total
                               --------     --------     --------    --------     --------      --------
Balance @ December 31, 1994    7,597,970   $760,000   $10,880,000  ($1,519,000) ($2,532,000)   $7,597,000

Purchased 338,150 shares of           --         --            --           --           --
       common stock                                                                (796,000)     (796,000)
Net income                            --         --            --      471,000           --       471,000

                                ---------  ---------  ------------- ------------  ----------   -----------
---
Balance at September 30, 1995  7,597,970   $760,000   $10,888,000  ($1,048,000) ($3,328,000)   $7,272,000
                               ==========  =========  ============ ============ ============   ===========



























See accompanying notes to consolidated financial statements
                        PrimeEnergy Corporation

                 Consolidated Statements of Cash Flows

             Nine Months Ended September 30, 1995 and 1994
                              (Unaudited)

                                                1995         1994

Net cash provided by operating activities  $    81,000  $  2,071,000
                                             ----------   ----------

Cash flows from investing activities:
  Additions to property and equipment        (1,533,000)  (2,882,000)
  Proceeds from sale of property
    and equipment                                89,000       87,000
                                             ----------   ----------
    Net cash used in investing activities    (1,444,000)  (2,795,000)
                                             ----------   ----------

Cash flows from financing activities:
  Distributions paid to related parties           --      (3,415,000)
  Purchase of treasury stock                   (796,000)    (235,000)
  Increase in long-term bank debt and
    other long-term obligations               9,834,000    1,775,000
  Repayment of long-term bank debt and
    other long-term obligations              (9,506,000)    (618,000)
                                              ----------   ----------
    Net cash used in financing activities      (468,000)   (2,493,000)
                                              ----------   ----------

Net increase (decrease) in cash and
  cash equivalents                           (1,831,000)  (3,217,000)

Cash and cash equivalents at the
  beginning of the period                     2,361,000    4,789,000
                                             ----------   ----------
Cash and cash equivalents at the
  end of the period                       $     530,000 $  1,572,000
                                             ==========   ==========




See accompanying notes to consolidated financial statements
                        PrimeEnergy Corporation

              Notes to Consolidated Financial Statements

                          September 30, 1995



(1)  Summary of Significant Accounting Policies:

     (a)  Company operations-

     PrimeEnergy Corporation ("PEC"), a Delaware corporation, was organized in March 1973, and in September 1989 acquired PrimeEnergy Management Corporation ("PEMC") as a wholly-owned subsidiary. In September 1990, PEC acquired field service equipment from the Eastern Service Joint Venture and established Eastern Oil Well Service Company ("EOWSC") as a wholly-owned subsidiary. During 1992, Prime Operating Company ("POC") was formed as a wholly-owned subsidiary of PEC to act as operator for the majority of the producing oil and gas properties owned by the Company and affiliated entities. Also during 1992, PEC acquired additional field service equipment and formed Southwest Oilfield Construction Company ("SOCC") as a wholly-owned subsidiary. The Consolidated Financial Statements include the accounts of PrimeEnergy Corporation and its subsidiaries (collectively, the "Company"). In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all necessary adjustments and elimination of all significant intercompany transactions and balances to present fairly the financial position as of September 30, 1995 and December 31, 1994, and the results of operations and cash flows for the periods ended September 30, 1995 and 1994. All such adjustments are of a normal recurring nature. The results of operations for the above periods are not necessarily indicative of the results to be expected for the full year.
     (b)  Property and equipment-

     The Company follows the "successful efforts" method of accounting for its oil and gas properties. Under the successful efforts method, costs of acquiring undeveloped oil and gas leasehold acreage, including lease bonuses, brokers' fees and other related costs are capitalized. Provisions for impairment of undeveloped oil and gas leases are based on periodic evaluations. Annual lease rentals and exploration expenses, including geological and geophysical expenses and exploratory dry hole costs, are charged against income as incurred. Costs of drilling and equipping productive wells and related production facilities are capitalized.

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


(2)  Restricted Cash and Cash Equivalents:

     Restricted cash and cash equivalents includes $435,000 and $412,000 at September 30, 1995 and December 31, 1994,
     respectively, of cash primarily pertaining to unclaimed royalty and revenue interest payments. There were corresponding accounts payable recorded at September 30, 1995 and December 31, 1994 for these liabilities.

     Restricted cash also includes $292,000 and $844,000 at September 30, 1995 and December 31, 1994, respectively, relating to the 1994-I Development Program. These funds are committed for the use on the Development Program; however, they are available to satisfy any working capital needs of the Company.


(3)  Accounts Receivable

     Accounts receivable at September 30, 1995 and December 31, 1994 consisted of the following:
                                     September 30,        December 31,
                                         1995               1994

      Joint Interest Billing          $   750,000       $   912,000
      Trade Receivables                   111,000           115,000
      Oil and Gas Sales                 1,185,000           794,000
      Other                                53,000           372,000
                                        ---------         ---------
                                        2,099,000         2,193,000

      Less, Allowance for doubtful
       accounts                           (48,000)         (100,000)
                                        ---------         ---------
                                      $ 2,051,000       $ 2,093,000
                                        =========         =========


(4)  Property and equipment

     Property and equipment at September 30, 1995 and December 31, 1994 consisted of the following:
                                     September 30,      December 31,
                                         1995               1994

      Oil and gas properties
        at cost                        $25,177,000      $24,282,000
      Less, accumulated depletion
        and depreciation              (15,134,000)      (13,745,000)
                                       ----------        ----------
                                       10,043,000        10,537,000
                                       ----------        ----------

      Furniture, fixtures and
        and equipment                   4,819,000         4,507,000
      Less, accum. depreciation        (2,862,000)       (2,389,000)
                                       ----------        ----------
                                        1,957,000         2,118,000
                                       ----------        ----------
      Total net property and
        equipment                     $12,000,000       $12,655,000
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


(6)  Other Long-Term Obligations:

     Other long-term obligations at September 30, 1995 and December 31, 1994 consisted of the following:

                                        September 30,       December
        31,
                                          1995                1994
      Subordinated debentures due
       December 31, 1996              $225,000        $225,000

      Installment notes payable        322,000         310,000

      Capital lease obligations        196,000         235,000
                                     ---------       ---------
                                       743,000         770,000

      Less, current portion           (207,000)       (224,000)
                                      ---------       ---------
                                      $536,000        $546,000
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

     As a general partner, PEMC is committed to offer to purchase the limited partners' interest in certain of its managed Partnerships at various annual intervals. Under the terms of a partnership or trust agreement, PEMC is not obligated to purchase an amount greater than 10% of the total interest outstanding. In addition, PEMC will be obligated to purchase interests tendered by the limited partners only to the extent of one-hundred and fifty
     (150) percent of the revenues received by it from such Partnership in the previous year. Purchase prices are based upon annual reserve reports of independent petroleum engineering firms discounted by a risk factor. Based upon historical production rates and prices, management estimates that if all such offers were to be accepted, the maximum annual future purchase commitment would be approximately $450,000.


(8)  Stock Options and Other Compensation:

     In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. In each case such options are for a term of ten years ending May 15, 1999, and are exercisable, on a cumulative basis, as to twenty percent of the shares subject to option in each year, beginning one year after the granting of the option. At September 30, 1995, options on 802,500 shares were outstanding and exercisable at prices ranging from $1.00 to $1.25.

     On January 27, 1983, the Company adopted the 1983 Incentive Stock Option Plan. At September 30, 1995, options on 134,000 shares were exercisable at $1.50 per share and no additional shares were available for granting.


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

     The Partnership agreements allow PEMC to receive management fees for various services to the Partnerships as well as reimbursement for property acquisition and development costs and general and administrative overhead incurred on behalf of the Partnerships.

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

     Due to related parties at September 30, 1995 and December 31, 1994 primarily represent receipts collected by the Company, as agent, from oil and gas sales net of expenses. Receivables from affiliates consist of reimbursable general and administrative costs, lease operating expenses and reimbursements for property acquisition and development costs.







10)  Income per share:

     The weighted average number of common shares and common stock equivalents outstanding used in the income per share calculation are as follows:

                          Nine Months Ended         Three Months Ended
                             September 30,             September 30,
                           1995      1994            1995      1994

     Primary            6,080,871  6,402,541      5,955,344  6,298,280
                        =========  =========      =========  =========

     Fully diluted      6,070,150  6,435,328      5,959,526  6,382,519
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

LIQUIDITY AND CAPITAL RESOURCES

In April, the Company entered into a revised credit agreement with Bank One, Texas, NA providing for a $12.5 million revolving line of credit on a $50 million master promissory note. This new agreement introduces Den Norske Bank AS as a 25% syndication partner in the line, once the Company reaches borrowings of $12.5 million for over one month. The agreement also provides for a lower floating rate compared to previous agreements as well as the ability to borrow based upon the London Inter-Bank Offered Rate (LIBO). The borrowing base will be non-reducing and will be revised every six months by the banks.

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

As of October 6, 1995, the loan agreement was amended to allow the company to purchase up to $1,250,000 in treasury stock in any fiscal year.

The Company's primary source of working capital during the first nine months of 1995 was cash balances at the end of the prior year, coupled with internally generated funds and bank borrowings. Net cash provided by operations was used primarily for the development of the company's oil and gas properties, as well as the purchase of treasury stock.

The Company continues to focus on the acquisition of producing oil and gas properties, with an increased emphasis on those with potential for future development drilling. It also continues to attempt to expand its service and operating functions, both by taking over operations of wells in which it has purchased an interest, and by providing more services to third parties.

During the first nine months, the Company spent approximately $553,000 acquiring properties for development or developing properties already owned. The Company also spent $428,000 on the repurchase of limited partnership interests in the Partnerships.

Also during the first nine months, the Company spent approximately $311,000 on trucks and automobiles used in connection with field service operations. An additional $92,000 was spent on computers and related equipment and software, and $19,000 was spent on furniture and fixtures.

The expansion of the Company's operating and servicing subsidiaries through property and equipment acquisitions during 1995 is expected to show a positive impact on earnings in the future. Additionally, the Company receives cash flows through PEMC from the management of existing limited partnerships and trusts.

The Company feels that it has the ability to generate sufficient amounts of cash to meet long-term liquidity needs, as well as debt service. The Company expects to generate increased cash flows by increasing its reserve base through continued acquisitions and the development of existing properties. By increasing its reserve base, the Company's borrowing ability is increased due to additional properties available as collateral.


RESULTS OF OPERATIONS

Oil and gas sales of $4.39 million for the first nine months of 1995 increased approximately 10% compared to the first nine months of 1994. Both of these increases are primarily due to increased overall oil and gas production resulting from acquisitions made in May and December of 1994. Average prices received for directly owned oil production increased substantially from approximately $15.19 per barrel in 1994 to $16.65 per barrel in the first nine months of 1995. Average gas prices decreased substantially from $2.56 per Mcf received in the first nine months of 1994 to $1.79 per Mcf received during the comparable period in 1995.

Oil and gas sales for the third quarter decreased 4.8% compared to the third quarter of 1994. The average price received for directly owned oil production declined from $17.15 in the third quarter of 1994 to $16.06 for the comparable period in 1995, and the average price received for directly owned gas production declined from $2.16 per Mcf in the third quarter of 1994 to 1.91 during the comparable period in 1995. The effect of these price declines more than offset the production from the Walker acquisition made in December of 1994.

Oil and gas sales related to PEMC's carried interest in the Partnerships and other ventures was fairly consistent with 1994.

Approximately 20% of the companies gas production during the first nine months of 1995 was sold under a fixed price gas contract at prices substantially in excess of current spot prices. This contract, which covers production from the San Pedro Ranch property, expires at the end of March, 1996. Management is currently examining various means of reducing costs on the property in order to offset, to the extent possible, the anticipated decline in gross revenue.

District operating income increased $385,703 or 6% compared to the first nine months of 1994. This increase is fueled largely by the overall expansion of operating activities and acquisitions made by the Company and the Partnerships during 1994.

Administrative revenue for the first nine months of 1995 decreased 11% compared to the first nine months of 1994. Amounts received in both years from certain Partnerships are substantially less than the amounts allocable to those Partnerships under the Partnership agreements. The lower amounts reflect PEMC's efforts to limit costs incurred and those allocated to the Partnerships.

Lease operating expenses for the first nine months of 1995 increased 14% compared to the first nine months of 1994, and for the third quarter increased 1% compared to the third quarter of 1994. Expenses on directly owned properties increased primarily due to the addition of the Excelco and Walker acquisitions late in 1994. Average lifting costs per equivalent unit on directly owned properties, however, decreased from $10.56 during the first nine months of 1994 to $9.27 in 1995. Expenses on properties in which the Company has a carried interest were consistent with the first nine months of 1994.

Depreciation and depletion of oil and gas properties for the first nine months decreased remained consistent with the first nine months of 1994 as the depletion expense on properties acquired during the latter part of 1994 was offset by lower depletable cost basis on existing properties.

The Company receives reimbursement for costs incurred related to the evaluation, acquisition and development of properties on behalf of its related partnerships, trusts, and other joint venture partners. To the extent that these costs are expended at the district level, the reimbursements reduce total district operating expenses. Alternatively, if the expenses are incurred by PEMC, such reimbursements reduce total general and administrative expenses. Property acquisition cost reimbursement amounted to approximately $1,125,000 for the first nine months of both 1995 and 1994.

District operating expense increased $506,000 or 10% for the first nine months compared to the same period in 1994, and $73,000 or 4% for the quarter ended September 30, 1995 as compared to the same period in 1994. The overall increases are primarily due to the expansion of district operations and higher depreciation costs due to depreciation of assets acquired in 1994 and 1995, in addition to a decrease in the reimburesement of acquisition costs at the district level.

During the third quarter of 1995 the company shifted responsibility for the accounting and administrative work formerly performed in its Midland, Texas office to its office in Houston, Texas. This change resulted in staff reductions and other cost efficiencies and will eventually lead to the closing of the Midland office. While no material reduction in costs were achieved in the third quarter due to severance payments and other one time costs related to this change, it is expected that the change will result in a reduction of district operating expense in the future.

General and administrative expenses decreased $433,000, or 16% compared to the first nine months of 1994. The large decrease is primarily due to a decrease in the amount spent on acquisition analysis and property development, combined with an increase in reimbursement at the PEMC level.

Interest expense during the first nine months increased substantially due to higher debt levels resulting from 1994 oil and gas property acquisitions and development costs, and treasury stock purchases, coupled with higher interest rates.

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





November 13, 1995                       /s/ Charles E. Drimal, Jr.
   (Date)                               --------------------------
                                        Charles E. Drimal, Jr.
                                        President
                                        Principal Executive Officer






November 13, 1995                       /s/ Beverly A. Cummings
   (Date)                               --------------------------
                                        Beverly A. Cummings
                                        Executive Vice President
                                        Principal Financial and
Accounting Officer