Form 10KSB
period 1995-12-31
PRIMEENERGY CORP
filed 1996-03-27
CIK 56868

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              ------------------

                                 FORM 10-KSB

(Mark One)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [FEE REQUIRED]
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

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
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The Registrant's revenues for its most recent fiscal year were $18,059,000.

         The aggregate market value of the voting stock of the Registrant held by non-affiliates, computed on the average bid and asked prices of such stock in the over-the-counter market, as of March 15, 1996, was $4,048,270.

         The number of shares outstanding of each class of the Registrant's Common Stock as of March 15, 1996, was: Common Stock, $0.10 par value, 5,229,199.

                      DOCUMENTS INCORPORATED BY REFERENCE

              Portions of the Registrant's proxy statement to be furnished to stockholders in connection with its Annual Meeting of Stockholders to be held in June, 1996, are incorporated by reference in Part III hereof.

         Transitional Small Business Disclosure Format (check one) Yes    No  X
                                                                       ---   ---

                           PRIMEENERGY CORPORATION


                          FORM 10-KSB ANNUAL REPORT
                          FOR THE FISCAL YEAR ENDED
                              DECEMBER 31, 1995

                                       PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

         PrimeEnergy Corporation (the "Company") was organized in March, 1973, under the laws of the State of Delaware.

         The Company is engaged generally in the oil and gas business through the acquisition, development, and production of crude oil and natural gas, and to a much lesser degree, exploratory drilling operations. The Company's properties are located primarily in Oklahoma, Texas, West Virginia, New Mexico, Montana and Wyoming. The Company's wholly-owned subsidiary, PrimeEnergy Management Corporation ("PEMC"), acts as the managing general partner in 51 exploration and development limited partnerships, joint ventures and asset and income fund limited partnerships (the "Partnerships") of which six are publicly held, and acts as the managing trustee of two asset and income business trusts (the "Trusts"). The Company, through its wholly-owned subsidiaries, Prime Operating Company and Eastern Oil Well Service Company, acts as operator and provides well servicing support operations for many of the oil and gas wells in which the Partnerships, the Trusts and the Company have an interest, primarily in West Virginia, Oklahoma and Texas. In addition, through a subsidiary, Southwest Oilfield Construction Company, the Company provides site preparation and construction services for oil and gas drilling and re-working operations, both in connection with the Company's activities and providing contract services for third parties. The Company is also active in the acquisition of producing oil and gas properties through joint ventures with industry partners and private investors.


THE PARTNERSHIPS AND TRUSTS

         A substantial portion of the assets and revenues of PEMC are derived from the interests of PEMC in the oil and gas properties acquired by the Partnerships and Trusts. As the managing general partner in each of the Partnerships and managing trustee of the Trusts, PEMC receives approximately from 5% to 12% of the net revenues of each Partnership and Trust as a carried interest in the Partnership's and Trust's properties.

         Since 1975, PEMC has sponsored a total of 59 limited partnerships, 22 of which were offered publicly and 37 of which were offered in private placements and two Delaware business trusts, both of which were offered publicly. The aggregate number of limited partners in the Partnerships and beneficial owners in the Trusts now administered by PEMC is about 10,221. The Partnership and Trust interests were sold by broker-dealers which are members of the National Association of Securities Dealers, Inc. through a managing dealer. The total funds contributed to the Partnerships and Trusts was about $157,550,000.

         A significant portion of the Company's business is now conducted through the Partnerships and Trusts, either through its ownership of interests in various properties derived through the Partnerships and Trusts, or as operator of oil and gas wells in which the Partnerships and Trusts have interests.

         PEMC, as managing general partner of the Partnerships, and managing trustee of the Trusts, is responsible for all Partnership and Trust activities, including the review and analysis of oil and gas properties for acquisition, the drilling of development wells and the production and sale of oil and gas from productive wells. PEMC also provides administration, accounting and tax preparation for the Partnerships and Trusts. PEMC is liable for all debts and liabilities of the Partnerships and Trusts, to the extent that the assets of a given limited partnership or trust are not sufficient to satisfy its obligations.

JOINT VENTURES

         PEMC organizes and the Company participates in various joint ventures formed for the purpose of acquiring and developing oil and gas assets. The Company receives varying interests in the net revenues of each joint venture as a carried interest in the joint venture properties.

         Since 1987, PEMC has organized approximately $13 million of joint venture capital. The Company's participation in the joint ventures varies from none to approximately 50%. The Company's carried interest ranges from 5 to 10% depending on the proportion of funds contributed by outside investors.

WELL OPERATIONS

         The Company's operations are conducted through a central office in Houston, Texas, and district offices in Houston and Midland, Texas, Oklahoma City, Oklahoma, and Charleston, West Virginia. The Company currently operates about 1,635 oil and gas wells, 369 through the Houston office, 241 through the Midland office, 519 through the Oklahoma City office and 506 through the

Charleston, West Virginia office. Substantially all of the wells operated by the Company are wells in which the Company, the Partnerships, the Trusts or the joint ventures have an interest.

         The Company operates wells pursuant to operating agreements which govern the relationship between the Company as operator and the other owners of working interests in the properties, including the Partnerships, Trusts and joint venture participants. For each operated well, the Company receives monthly fees which are competitive in the areas of operations and also is reimbursed for expenses incurred in connection with well operations.

EXPLORATION AND ACQUISITION ACTIVITIES; OTHER MATTERS

         The Company's focus is on the acquisition and development of producing oil and gas properties. To a lesser extent, the Company will continue to engage in exploratory operations and will continue to engage in development drilling of properties in which it has an interest. The Company attempts to assume the position of operator in all acquisitions of producing properties.

RECENT ACTIVITIES

         In January, 1995, the Company purchased an interest in four gross (2.6 net) wells in Crockett County, Texas. The Company plans further development of the property.

         During 1995, the Company participated in six gross (1.56 net) well recompletions in various counties of Oklahoma. All six recompletions were successful in establishing commercial production. On average, the initial production from each of the six wells was approximately 200 (52 net) Mcf of gas per day.

         During 1995, the Company also participated in certain infield development activities in the Eola-Robberson field of Garvin County, Oklahoma. A total of seven gross (0.7 net) wells were drilled. Six wells were successful in establishing commercial production. On average, the initial gross production rate for the wells was approximately 16 (1.4 net) barrels of oil per day.

         In July, 1995, the Company participated in the drilling of an infield development well in Zavala County, Texas. The Company owns a net 22.5 percent interest in this well. The well was successfully completed as a gas well with an initial production rate of approximately 600 Mcf per day.

         In September, 1995, the Company purchased 2 (1.5 net) producing wells located in Wood County, Oklahoma. These wells are located on a gathering system which is operated by the Company and owned by a joint venture managed by PEMC.

         In October, 1995, the Company took over the drilling operation of a well located in Dimmit County, Texas, and completed the well as an oil producer. The Company has a forty percent net ownership in the well. The well was completed with an initial production of 20 (8 net) barrels of oil per day and 80 (32 net) Mcf of gas per day.

         In late 1995, the Company obtained commitments of $3 million to finance the purchase and the initial development of two oil and gas projects (1995 Development Joint Venture). One project includes the shooting of 3D Seismic and the drilling of at least one well. The other project includes the purchase of 44 gross (44 net) wells and the recompletion of nine or more of those wells. The Company agreed to invest $1.25 million in the 1995 Development Joint Venture and will have a 41.7% interest. Each investor owns a proportional interest in each prospect equal to the amount invested as a percentage of the total raised. The Company retains a 10% carried interest in the net reserves attributable to the projects, excluding the Company's direct interest.

         During 1995, the Company participated in the drilling, completion or workover operations of 17 gross (0.51 net) wells operated by other companies. The Company spent a total of approximately $185,000 on these projects. At year-end, nine gross (0.13 net) wells were successfully completed as producers, four were unsuccessful and three were either drilling or waiting on completion. The successfully completed wells had an aggregate initial production rate of approximately 725 (18 net) barrels of oil per day and 9,083 gross (63 net) Mcf of gas per day.

         Since January 1, 1996, and to the date of this Report, the Company participated in the drilling of one dry hole in Victoria County, Texas, and has not participated in the acquisition of any material producing oil and gas properties. The Company is actively engaged in negotiations with acquisition candidates. In some cases acquisitions are in various stages of due diligence review. Management cannot predict with certainty which, if any, of these transactions will ultimately close.

         The Company will continue to evaluate prospects for leasehold acquisitions and for exploration and development operations in areas in which it owns interests and is actively pursuing the acquisition of producing properties.

         In order to diversify and broaden its asset base, the Company will consider acquiring the assets or stock in other entities and companies in the oil and gas business. The main objective of the Company in making any such acquisitions will be to acquire incomeproducing assets so as to increase the Company's net worth and increase the Company's oil and gas reserve base.

         The Company presently owns producing and non-producing properties located primarily in Colorado, Kansas, Oklahoma, Louisiana, Mississippi, Montana, New Mexico, Texas, West Virginia and Wyoming. The Company does not own any properties other than its leasehold, mineral and royalty interests and related pipeline and gas gathering systems, and does not own any drilling equipment or refinery or marketing facilities. All of the Company's oil and gas properties and interests are located in the continental United States.

         During the recent past, the supply of gas has exceeded demand on a cyclical basis, and the Company is subject to a combination of shut-in and/or reduced takes of gas production during summer months. Prolonged shut-ins could result in reduced field operating income from properties in which the Company acts as operator.

         Exploration for oil and gas requires substantial expenditures particularly in exploratory drilling in undeveloped areas, or "wildcat drilling". As is customary in the oil and gas industry, substantially all of the Company's exploration and development activities are conducted through joint drilling and operating agreements, with others engaged in the oil and gas business.

         Summaries of the Company's oil and gas drilling activities, oil and gas production, and undeveloped leasehold, mineral and royalty interests are set forth under Item 2., "Description of Property," below. Summaries of the Company's oil and gas reserves, future net revenue and present value of future net revenue are also set forth under Item 2., "Description of Property -- Reserves" below.

REGULATION

         The Company's oil and gas operations are subject to a wide variety of federal, state and local regulations. Administrative agencies in such jurisdictions may promulgate and enforce rules and regulations relating to, among other things, drilling and spacing of oil and gas wells, production rates, prevention of waste, conservation of natural gas and oil, pollution control, and various other matters, all of which may affect the Company's future operations and production of oil and gas. The Company's natural gas production and prices received for natural gas are regulated by the Federal Energy Regulatory Commission ("FERC"), the Natural Gas Act of 1938 ("NGA") and the Natural Gas Policy Act of 1978 ("NGPA") and various state regulations. The Company is also subject to state drilling and proration regulations affecting its drilling operations and production rates.

         The FERC continues to regulate interstate natural gas pipeline transportation rates and service conditions pursuant to the NGA and NGPA. Federal regulation of interstate transporters affects the marketing of natural gas produced by the Company as well as the revenues received by the Company for sales of such natural gas. Since the latter part of 1985, through its Order Nos. 436, 500 and 636 rulemakings, the FERC has endeavored to make natural gas transportation accessible to gas buyers and sellers on an open and non-discriminatory basis. The FERC's efforts have significantly altered the marketing and pricing of natural gas. No prediction can be made as to what additional legislation may be proposed, if any, affecting the competitive status of a gas producer, restricting the prices at which a producer may sell its gas, or the market demand for gas, nor can it be predicted which proposals, including those presently under consideration, if enacted, might be effective.

         Additional proposals and proceedings that might affect the natural gas industry are considered from time to time by Congress, the FERC, state regulatory bodies and the courts. The Company cannot predict when or if any such proposals might become effective, or their effect, if any, on the Company's operations. The natural gas industry historically has been very heavily regulated; therefore, there is no assurance that the less stringent regulatory approach recently pursued by the FERC and Congress will continue indefinitely into the future.

         In the event the Company conducts operations on federal, state or Indian oil and gas leases, such operations must comply with numerous regulatory restrictions, including various nondiscrimination statutes, and certain of such operations must be conducted pursuant to certain on-site security regulations and other appropriate permits issued by the Bureau of Land Management ("BLM") or Minerals Management Service ("MMS") or other appropriate federal or state agencies.

         The Mineral Leasing Act of 1920 ("Mineral Act") prohibits direct or indirect ownership of any interest in federal onshore oil and gas leases by a foreign citizen of a country that denies "similar or like privileges" to citizens of the United States. Such restrictions on citizens of a "non-reciprocal" country include ownership or holding or controlling stock in a corporation that holds a federal onshore oil and gas lease. If this restriction is violated, the corporation's lease can be canceled in a proceeding instituted by the United States Attorney General. Although the regulations of the BLM (which administers the Mineral Act) provide for agency designations of non-reciprocal countries, there are presently no such designations in effect. The Company owns interests in federal onshore oil and gas leases. It is possible that Common Stock could be acquired by citizens of foreign countries, which at some time in the future might be determined to be non-reciprocal under the Mineral Act.

TAXATION

         The Company's oil and gas operations are affected by federal income tax laws applicable to the petroleum industry. The Company is permitted to deduct currently, rather than capitalize, intangible drilling and development costs incurred or borne by it. As an independent producer, the Company is also entitled to a deduction for percentage depletion with respect to the first 1,000 barrels per day of domestic crude oil (and/or equivalent units of domestic natural gas) produced by it, if such percentage depletion exceeds cost depletion. Generally, this deduction is computed based upon the lesser of 100% of the net income, or 15% of the gross income from a property, without reference to the basis in the property. The amount of the percentage depletion deduction so computed which may be deducted in any given year is limited to 65% of taxable income. Any percentage depletion deduction disallowed due to the 65% of taxable income test may be carried forward indefinitely.

         The Company is entitled to credits for producing fuel from a non-conventional source under Section 29 of the Internal Revenue Code, primarily from certain of the Company's operations in West Virginia.

         The Company has been subject to the alternative minimum tax in each of its taxable years since 1988. The primary factors which have caused it to be subject to this tax in prior years were the former preference for percentage depletion in excess of the cost basis of an oil and gas property, the former adjusted current earnings adjustment for intangible drilling costs, and the limitation of the Section 29 credits allowable to the excess of regular tax over tentative alternative minimum tax. The Company is subject to alternative minimum tax in the current year primarily due to the Company's Section 29 credits. The Company is allowed a credit carry forward for the amount of alternative minimum tax paid. This credit, which may be used to offset regular tax liability in years where it exceeds the tentative alternative minimum tax, can be carried forward indefinitely.

         The Comprehensive National Energy Policy Act of 1992 contained changes relating to the alternative minimum tax treatment of independent oil and gas producers which are highly favorable to the Company, primarily the repeal of the alternative minimum tax preference for percentage depletion, and the adjusted current earnings adjustment for intangible drilling costs. These changes were effective for the Company's 1993 tax year.

         See Notes 1 and 10 to the consolidated financial statements included in this Report for a discussion of accounting for income taxes and availability of federal tax net operating loss carryforwards.

COMPETITION AND MARKETS

         The business of acquiring producing properties and nonproducing leases suitable for exploration and development is highly competitive. Competitors of the Company in its efforts to acquire both producing and non-producing properties include oil and gas companies, independent concerns, income programs and individual producers and operators, many of which have financial resources, staffs and facilities substantially greater than those available to the Company. Furthermore, domestic producers of oil and gas must not only compete with each other in marketing their output, but must also compete with producers of imported oil and gas and alternative energy sources such as coal, nuclear power and hydroelectric power. Competition among petroleum companies for favorable oil and gas properties and leases can be expected to increase.

         The availability of a ready market for any oil and gas produced by the Company at acceptable prices per unit of production will depend upon numerous factors beyond the control of the Company, including the extent of domestic production and importation of oil and gas, the proximity of the Company's producing properties to gas pipelines and the availability and capacity of such pipelines, the marketing of other competitive fuels, fluctuation in demand, governmental regulation of production, refining, transportation and sales, general national and worldwide economic conditions, and pricing, use and allocation of oil and gas and their substitute fuels. There is no assurance that the Company will be able to market all of the oil or gas produced by it or that favorable prices can be obtained for the oil and gas production.

         The Company does not currently own or lease any bulk storage facilities or pipelines other than adjacent to and used in connection with producing wells and the interests in certain gas gathering systems. The Company deals with a number of purchasers of its oil and gas production. While the Company is not dependent on any one or a few purchasers of its production, oil and gas sales for 1995 to Valero Gas Transmission, L.P. and Phibro Energy Corp. represented about 17% and 21% respectively, of the Company's total revenue from oil and gas sales. The sales to Phibro were not made under any contractual arrangements, however the Company believes that the purchaser will continue to purchase oil and gas products and, if not, could be replaced by other purchasers. Sales to Valero were made under a gas purchasing agreement that expired in 1996 at prices substantially in excess of current spot prices. Effective March 1, 1996, this contract has been replaced with a month-to-month contract at current spot prices.

ENVIRONMENTAL MATTERS

         Over the past 20 years, the petroleum industry has been affected by a wide variety of environmental issues. Throughout the 1970's and 1980's federal and state environmental regulations have been enacted that affect all aspects of the Company's operations. These regulations have primarily focused on correcting existing environmental concerns and implementing preventive controls to reduce future pollution.

         The Company's activities are subject to existing federal, state and local laws and regulations governing environmental quality and pollution control. It is anticipated that, occurrence of an extraordinary event, compliance with existing federal, state and local laws, rules and regulations regulating the release of materials in the environment or otherwise relating to the protection of the environment will not have a material effect upon the operations, capital expenditures, earnings or the competitive position of the Company. The Company cannot predict what effect additional regulation or legislation, enforcement policies thereunder, and claims for damages to property, employees, other persons and the environment resulting from the Company's operations or ownership of its property could have on its activities.

         Activities of the Company with respect to natural gas facilities, including the operation and construction of pipelines, plants and other facilities for transporting, processing, treating or storing natural gas and other products, are subject to stringent environmental regulation by state and federal authorities including the Environmental Protection Agency ("EPA"). Such regulation can increase the cost of planning, designing, installing and operating such facilities. In most instances, the regulatory requirements relate to water and air pollution control measures. Although the Company believes that compliance with environmental regulations will not have a material adverse effect on it, risks of substantial costs and liabilities are inherent in natural gas facility operations, and there can be no assurance that significant costs and liabilities will not be incurred. Moreover, it is possible that other developments, such as stricter environmental laws and regulations, and claims for damages to property or persons resulting from operation of natural gas facilities, would result in substantial costs and liabilities to the Company.

         The Company currently owns or leases, and has in the past owned or leased, numerous properties that have been used for production of oil and gas for many years. Although the Company has utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by the Company. In addition, many of these properties have been operated by third parties over whom the Company had no control as to such entities' treatment of hydrocarbons or other wastes and the manner in which such substances may have been disposed of or released. State and federal laws applicable to oil and gas wastes and properties have gradually become more strict. Under these new laws, the Company could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators) or property contamination

(including groundwater contamination) or to perform remedial plugging operations to prevent future contamination.

         The Company may generate wastes, including hazardous wastes, that are subject to the Federal Resource Conservation and Recovery Act and comparable state statutes. The EPA has limited the disposal options for certain hazardous wastes and is considering the adoption of stricter disposal standards for nonhazardous wastes. Furthermore, certain wastes generated by the Company's oil and gas operations that are currently exempt from treatment as "hazardous wastes" may in the future be designated as "hazardous wastes," and therefore be subject to more rigorous and costly operating and disposal requirements.

         In addition, legislation has been proposed in Congress from time to time that would reclassify certain oil and gas exploration and production wastes as "hazardous wastes," which would make the reclassified wastes subject to much more stringent handling, disposal and clean-up requirements. If such legislation were to be enacted, it could have a significant impact on the operating costs of the Company, as well as the oil and gas industry in general. Initiatives to further regulate the disposal of oil and gas wastes are also pending in certain states, and these various initiatives could have a similar impact on the Company.

         The Federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes joint and several liability, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release of a "hazardous substance" into the environment. These persons include the current owner and operator of a site and persons that disposed of or arranged for the disposal of the hazardous substances found at a site. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs of such action. In the course of its operations, the Company may have generated and may generate wastes that fall within CERCLA's definition of "hazardous substances." The Company may also be an owner of sites on which "hazardous substances" have been released by previous owners or operators. The Company may be responsible under CERCLA for all or part of the costs to clean up sites at which such wastes have been released. Neither the Company nor, to its knowledge, its predecessors has been named a potentially responsible person under CERCLA nor does the Company know of any prior owners or operators of its properties that are named as potentially responsible parties related to their ownership or operation of such property.

         The Company has a proactive environmental policy that management feels benefits the Company through increased operating profits, improved landowner relations and an overall enhanced

Company image. To this end, the Company has also adopted a stringent environmental evaluation prior to purchasing a property. This pre-acquisition assessment, usually referred to as an Environmental Site Assessment, typically consists of a historical review of the property combined with a site inspection and limited testing, when necessary. The objective of this pre-acquisition assessment is to document conditions at the time of acquisition and to assign liability to the seller for past operations.

EMPLOYEES

         At March 15, 1996, the Company had 153 full-time and 9 part-time employees, 31 of whom were employed by the Company at its principal offices in Stamford, Connecticut, 29 in Houston, Texas, at the offices of Prime Operating Company and Eastern Oil Well Service Company, and 102 employees who were primarily involved in the district operations of the Company in Houston and Midland, Texas, Oklahoma City, Oklahoma and Charleston, West Virginia.

ITEM 2. DESCRIPTION OF PROPERTY.

         The Company's executive offices and of PEMC, are located at One Landmark Square, Stamford, Connecticut, in leased premises of about 11,500 square feet. The executive offices of Prime Operating Company and Eastern Oil Well Service Company are located in leased premises in Houston, Texas, and the offices of Southwest Oilfield Construction Company are in Oklahoma City, Oklahoma.

         The Company maintains district offices in Houston and Midland, Texas, Oklahoma City, Oklahoma, and Charleston, West Virginia, all in leased space. The Company has no other facilities other than its leased offices, and other than its oil and gas properties and related equipment, the Company owns no physical properties.

         Substantially all of the Company's oil and gas properties are subject to a mortgage given to collateralize indebtedness of the Company, or are subject to being mortgaged upon request by the Company's lender for additional collateral.

         The information set forth below concerning the Company's properties, activities, and oil and gas reserves include the Company's interests in the Partnerships, Trusts and joint ventures.

OIL AND GAS DRILLING ACTIVITIES

         The following table sets forth the exploratory and development drilling experience with respect to wells in which the Company participated during the five years ended December 31, 1995.

                                                         YEAR ENDED DECEMBER 31
                                                         ----------------------
                                 1995           1994                1993               1992             1991
                                 ----           ----                ----               ----             ----
                             GROSS   NET    GROSS    NET      GROSS      NET     GROSS      NET     GROSS      NET
                             -----   ---    -----    ---      -----      ---     -----      ---     -----      ----

>
Exploratory:
 . . . . . . . . .  Oil                         --      --         1      .009       --        --       --         --
 . . . . . . . . .  Gas                         --      --         3      .375       --        --       --         --
 . . . . . . . . .  Dry                         --      --         2      .150        1      .178        3        2.8
Development:
 . . . . . . . . .  Oil        8      1.046      4    .346         3      .600        6      .762       18       2.04
 . . . . . . . . .  Gas        3       .235      2    .121        13      .257       --        --        1      0.003
 . . . . . . . . .  Dry        2       .350      4    .215         1      .090       --        --       --
Total:
 . . . . . . . . .  Oil        8      1.046      4    .346         4      .609        6      .762       18       2.04
 . . . . . . . . .  Gas        3       .235      2    .121        16      .632       --        --        1      0.003
 . . . . . . . . .  Dry        2       .350      4    .215         3      .240        1      .178        3       2.80
                             --       ----     --    ----        --     -----       --      ----        --     -----
                             13      1.631     10    .682        23     1.481        7       .94        22      4.84
                             ==      =====     ===   ====        ==     =====       ==      ====        ==     =====

OIL AND GAS PRODUCTION

         As of December 31, 1995, the Company had ownership interests in the following numbers of gross and net producing oil and gas wells and gross and net producing acres(1).

                                                                      GROSS                NET
                                                                      -----                ---
       Producing wells (2):
          Oil Wells . . . . . . . . . . . . . . . . . . .              1,483              179.46
          Gas Wells . . . . . . . . . . . . . . . . . . .              1,311              160.90
       Producing Acres  . . . . . . . . . . . . . . . . .            204,141              25,199

--------------

(1) A gross well or gross acre is a well or an acre in which a working interest is owned. A net well or net acre is the sum of the fractional revenue interests owned in gross wells or gross acres. Wells are classified by their primary product. Some wells produce both oil and gas.

(2)      Includes the Company's interest in 64 gross multiple completion wells.

         The following table shows the Company's net production of crude oil and natural gas for each of the five years ended December 31, 1995. "Net" production is net after royalty interests of others are deducted and is determined by multiplying the gross production volume of properties in which the Company has an interest by percentage of the leasehold, mineral or royalty interest owned by the Company.

                                                            YEAR ENDED DECEMBER 31,
                                                            -----------------------
                                        1995           1994            1993             1992           1991
                                        ----           ----            ----             ----           ----

  Oil (barrels)   . . . . . .          155,000         143,000         149,000         180,000        134,000
  Gas (Mcf)   . . . . . . . .        1,952,000       1,408,000       1,332,000       1,689,000        700,000

         The following table sets forth the Company's average sales price per barrel of crude oil and average sales prices per one thousand cubic feet ("Mcf") of gas, together with the Company's average production costs per unit of production for the five years ended December 31, 1995.

                                                    1995         1994          1993         1992       1991
                                                    ----         ----          ----         ----       ----

Average sales price
  per barrel  . . . . . . . . . . . . . . . .  $     16.53        15.22         16.30        18.30      18.98
Average sales price
  per mcf   . . . . . . . . . . . . . . . . .  $      1.85         2.36          2.51         2.64       1.88
Average production
  costs per net equivalent
  barrel (1)  . . . . . . . . . . . . . . . .  $      8.92        10.14         10.70         7.93       6.98


(1)      Net equivalent barrels are computed at a rate of 6 Mcf per barrel.

UNDEVELOPED ACREAGE

         The following table sets forth the approximate gross and net undeveloped acreage in which the Company has leasehold, mineral and royalty interests as of December 31, 1995. "Undeveloped acreage" is that acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves.

                                       LEASEHOLD                   MINERAL                     ROYALTY
                                       INTERESTS                  INTERESTS                   INTERESTS
                                       ---------                  ---------                   ---------
                                 GROSS           NET         GROSS          NET         GROSS          NET
      STATE                      ACRES          ACRES        ACRES         ACRES        ACRES         ACRES
      -----                      -----          -----        -----         -----        -----         -----

Colorado  . . . . . . . . .      9,926           899          799            23            --          --
Louisiana . . . . . . . . .        401           401           --            --            --          --
Mississippi . . . . . . . .                                   800            20            --          --
Montana . . . . . . . . . .         --            --       14,304            61           786           5
Nebraska  . . . . . . . . .         --            --        2,533           331            --          --
Oklahoma  . . . . . . . . .        187            79          320             1            --          --
Texas . . . . . . . . . . .        336             3          640             3            --          --
Wyoming . . . . . . . . . .      1,000           125        5,043            35           140          35
                                ------         -----       ------           ---           ---          --
TOTAL . . . . . . . . . . .     11,850         1,507       24,459           474           926          40
                                ======         =====       ======           ===           ===          ==

RESERVES

         The Company's interests in proved developed and undeveloped oil and gas properties have been evaluated by Ryder Scott Company for the years ended December 31, 1991, 1992, 1993, 1994 and 1995. All of the Company's reserves are located within the continental United States. The following table summarizes the Company's oil and gas reserves at each of the respective dates (figures rounded):

                                           RESERVE CATEGORY
                                           ----------------
                            PROVED DEVELOPED           PROVED UNDEVELOPED                    TOTAL
                            ----------------           ------------------                    -----
 AS OF                    OIL              GAS          OIL           GAS            OIL              GAS
 12-31                  (BBLS)            (MCF)        (BBLS)        (MCF)          (BBLS)           (MCF)
 -----                  ------            -----        ------        -----          ------           -----


1991  . . . . . .        1,044,000       11,418,000     81,000       1,099,000       1,125,000      12,517,000
1992  . . . . . .          863,000        7,934,000     72,000         821,000         935,000       8,755,000
1993  . . . . . .          512,000        8,351,000     76,000         922,000         588,000       9,273,000
1994  . . . . . .          799,000        9,675,000      2,000         129,000         801,000       9,804,000
1995  . . . . . .          905,000       13,549,000         --          52,000         905,000      13,601,000

         The estimated future net revenue (using current prices and costs as of those dates, exclusive of income taxes) and the present value of future net revenue (at a 10% discount for estimated timing of cash flow) for the Company's proved developed and proved undeveloped oil and gas reserves at the end of each of the five years ended December 31, 1995, are summarized as follows (figures rounded):

                          PROVED DEVELOPED             PROVED UNDEVELOPED                   TOTAL
                          ----------------             ------------------                   -----
                                       PRESENT                        PRESENT                      PRESENT
                                       VALUE OF                      VALUE OF                     VALUE OF
                      FUTURE           FUTURE          FUTURE         FUTURE         FUTURE        FUTURE
 AS OF                  NET              NET            NET             NET            NET          NET
 12-31                REVENUE          REVENUE        REVENUE         REVENUE        REVENUE       REVENUE
 -----                -------          -------        -------         -------        -------       -------

1991  . . .    $    18,768,000        12,855,000      1,537,000       911,000       20,305,000       13,766,000
1992  . . .    $    12,219,000         7,727,000      1,503,000       999,000       13,722,000        8,726,000
1993  . . .    $    11,307,000         6,576,000        460,000       221,000       11,767,000        6,797,000
1994  . . .    $    10,396,000         6,839,000        156,000        75,000       10,552,000        6,914,000
1995  . . .    $    15,727,000         9,530,000         39,000        18,000       15,766,000        9,548,000

         "Proved developed" oil and gas reserves are reserves that can be expected to be recovered from existing wells with existing equipment and operating methods. "Proved undeveloped" oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

         Since January 1, 1995, the Company has not filed any estimates of its oil and gas reserves with, nor were any such estimates included in any reports to, any federal authority or agency, other than the Securities and Exchange Commission, except Form EIA-23, Annual Survey of Domestic Oil and Gas Reserves, filed with The Energy Information Administration of the U.S. Department of Energy.

ITEM 3. LEGAL PROCEEDINGS.

         The Company is not a party to, nor is any of its property the subject of, any legal proceedings, actual or threatened involving any claim for damages which exceed 10 percent of the Company's current assets.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         No matters were submitted during the fourth quarter of the fiscal year ended December 31, 1995, to a vote of the Company's security holders through the solicitation of proxies or otherwise.


                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is traded in the NASDAQ Stock Market, trading symbol "PNRG". The high and low bid quotations for each quarterly period during the two years ended December 31, 1995, were as follows:

      1995                         HIGH      LOW             1994                               HIGH      LOW
      ----                         ----      ---             ----                               ----      ---

First Quarter . . . . . . .         2.19     2.19         First Quarter   . . . . . . . .       2.88     2.06
Second Quarter  . . . . . .         2.19     2.19         Second Quarter  . . . . . . . .       2.50     1.63
Third Quarter . . . . . . .         2.50     2.19         Third Quarter   . . . . . . . .       2.50     1.75
Fourth Quarter  . . . . . .         2.38     2.38         Fourth Quarter  . . . . . . . .       2.19     2.06

         The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

         The approximate number of record holders of the Company's Common Stock as of March 15, 1996, was 1,339.

         No dividends have been declared or paid during the past two years on the Company's Common Stock. There are no present restrictions on the Company's present or future ability to pay dividends. Such dividends may be declared out of funds legally available therefore, when and as declared by the Company's Board of Directors.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         This discussion should be read in conjunction with the Financial Statements of the Company, the Notes thereto and the Supplementary Information contained in this Report.

INDUSTRY AND BUSINESS ENVIRONMENT

         After four years of decline, the average U.S. wellhead price of crude rose 11% in 1995 to an estimated $14.66/bbl. The price averaged $20.03/bbl in 1990, then fell to $16.54/bbl in 1992, $14.25/bbl in 1993, and $13.19/bbl in
1994. Despite the modest improvements in oil prices, U.S. crude oil output is projected to drop 2% in 1996. Except for a modest increase in 1991, the year of the Persian Gulf war, U.S. production has fallen at an average rate of 240,000 bbl/day per year since 1985. Falling U.S. oil production and rising demand will result in increased petroleum imports again in 1996. Imports are expected to represent a record high 52.6% of demand in 1996. World crude supply was more than adequate in 1995 and the same should remain true for 1996. Iraq's eventual return to the market will bolster world supply and may weaken oil prices.

         The average U.S. wellhead price of natural gas fell in 1995 to an estimated $1.68/Mcf from $1.83/Mcf in 1994 and $2.03/Mcf in 1993. Prior to that, the average gas prices had been relatively steady for 6 years: $1.67/Mcf in 1987, $1.69/Mcf in 1988 and 1989, $1.71/Mcf in 1990, $1.64/Mcf in 1991, and
$1.74/Mcf in 1992. Over that period, imports increased rapidly while demand growth was relatively slow. The current rise in demand is being met by both increased U.S. production and rising imports. Natural gas prices started 1996 much higher than they have been recently because of cold weather in the U.S. Prices may subside once cold weather ends, although the effect will be moderated by the need to replenish inventories.

LIQUIDITY AND CAPITAL RESOURCES

         Working Capital. At December 31, 1995 the Company had working capital of $2,541,000, as compared to $2,708,000 at December 31, 1994. The decrease in working capital is due to, among other things, the Company's reduction of long-term debt.

         The Company believes that it has the ability to generate sufficient amounts of cash through operations to meet long-term liquidity needs, as well as debt service. The Company expects to generate increased cash flows by increasing its reserve base through continued acquisition and development of oil and gas properties at acceptable rates of return at existing oil and gas prices. By increasing its reserve base, the Company's borrowing ability is increased due to additional properties available as collateral.

         The Company's total cash and cash equivalents of $1.7 million decreased by $1.9 million compared to 1994. Included in cash and cash equivalents at December 31, 1995 were "restricted" amounts of approximately $467,000 which relates primarily to unclaimed royalty and revenue interest payments, and $246,000 raised from private investors as part of the Company's 1994-I and 1995 Development

Programs (see notes 2 and 13 to the consolidated financial statements).

         Capital Resources. Cash flow is supplemented by funds provided by a $12.5 million borrowing base, as defined, available under the Company's long-term line of credit agreement with Bank One Texas, NA ("Bank One") and Den norske Bank AS, a Norwegian bank. The agreement, which extends to July 1998, contains various covenants that limit, among other things, indebtedness, dividends, capital expenditures, sale of assets, and certain other transactions, and requires the Company to meet certain financial tests. Borrowings under the loan agreement are collateralized by the Company's oil and gas properties, accounts receivable, and field equipment.

         Capital Expenditures and Commitments. In keeping with the Company's business strategy, approximately $2.1 million was spent during 1995 on oil and gas property acquisitions and development, including $486,000 paid by PEMC primarily to repurchase limited partnership interests during the year. In addition, $1,057,000 was spent on purchases of treasury stock. These activities were funded by internally generated cashflow.

         The Company plans to invest approximately $1.25 million in the 1995 Development Program. The Company will have a 41.7% interest in the acquisition and drilling prospects and recompletions in this Program.

         Most of the Company's capital spending is discretionary and the ultimate level of spending will be dependent on the Company's assessment of the gas and oil business environment, the number of oil and gas prospects, and gas and oil business opportunities in general. The Company plans to continue with is recompletion and development program on existing properties, while pursuing the Company's primary objective of increasing reserves through the acquisition and development of new properties.

         In addition to property acquisitions and development, the Company spent approximately $427,000 on new field equipment and trucks and $125,000 on computer related equipment and software.

         The Company's operations and financial condition over the past several years have been affected by a very volatile domestic and foreign market for crude oil and gas. Price declines shorten the economic life of properties, and, as a result, some properties may not be economical to operate if price deterioration should occur. Other properties might not warrant major expenditures under such conditions. Anticipated capital expenditures are throughly scrutinized and evaluated to reasonably ensure the economic viability of a project.

         The Company is subject to a combination of shut-in and/or reduced takes of gas production during summer months. Prolonged shut-ins could result in reduced field operating income from properties in which the Company acts as operator.

RESULTS OF OPERATIONS

  1995 Compared to 1994

         Net income declined slightly between 1994 and 1995 from $577,000 to $527,000, as the effect of significantly lower gas prices was partially offset by lower payroll and related costs and profit related to properties acquired later in 1994. Due to lower weighted average shares outstanding, caused by significant purchases of treasury stock during the year, net income per share remained constant at 9 cents per share.

         Oil and gas sales of $6 million increased 16% compared to 1994 due to increases in both oil and gas production offset by the decline in gas prices. Average oil prices received increased from $15.22 per barrel in 1994 to $16.53 per barrel in 1995, while average gas prices received declined from $2.36 per Mcf to $1.85 per Mcf. Oil production was up 8.5% and gas production was up 38.6% reflecting the production from acquisitions the Company made at the end of 1994.

         Approximately 17% of the Company's 1995 oil and gas sales were made under a fixed price gas contract which expired in March of 1996. Under this contract, which covered production from one field, the Company received an average price which was approximately 75 cents per mcf greater than the spot price which the Company is currently receiving. The Company will take steps to control operating expenses on this property to minimize, to the extent possible, the effect of the decline in revenue on net income.

         District operating income of $9.7 million increased 3% compared to 1994. Income is derived through the operation of wells owned by the Company as well as those owned by the Partnerships. The district offices of the Company are responsible for the operation and maintenance of these properties. The increase in revenue compared to 1994 is largely due to a full year of revenues from the 1994 Excelco acquisition partially offset by declines in revenue from the Appalachian district.

         Administrative revenue represents the Company's reimbursement of general and administrative overhead expended on behalf of the Partnerships (see
Note 12 to the consolidated financial statements). Administrative revenues received in both 1995 and 1994 from certain Partnerships are substantially less than the amounts allocable to those Partnerships under the Partnership agreements. The lower amounts reflect PEMC's efforts to limit costs, both incurred and those allocated to the Partnerships.

         Reporting and management fees are earned from providing the accounting and reporting functions for certain of the Partnerships. Overall fees declined 5% compared to 1994 due to PEMC's efforts to control costs incurred by the Partnerships.

         Interest and other income decreased by approximately $34,000 compared to 1994. This decrease is primarily due to lower balances available for investment during 1995 as the Company utilized excess working capital for debt reduction.

         Lease operating expenses increased 14% compared to 1994. This increase reflects the full year of operating expenses on the Excelco and Walker properties acquired in 1994. Average lifting costs, (lease operating expenses per equivalent unit of production) decreased from $10.14 per equivalent unit in 1994 to $8.92 per equivalent unit in 1995 primarily due to lower lifting costs on recent acquisitions.

         The Company receives reimbursement for costs incurred related to the evaluation and acquisition of properties on behalf of its related partnerships and other joint venture partners. To the extent that these property acquisition costs are expended at the district level, the reimbursements are recorded as a reduction of total district operating expenses. When expenses are incurred at the PEMC level, such reimbursements are recorded as a reduction of total general and administrative expenses. During 1995 and 1994, the Company's total reimbursements for property acquisition costs were approximately $1.6 million and $1.5 million respectively.

         District operating expenses of $7.4 million increased $372,000, or 5% compared to 1994. This increase is largely the result of the growth of the Company's operating and well servicing businesses, and is relatively consistent with the increase in district operating income. Reimbursement of property acquisition costs at the district level decreased from $425,000 in 1994 to $300,000 in 1995. Management believes that the Company is now positioned such that significant additions may be made to operated wells without significant cost increases within existing district offices.


         General and administrative expenses of $2.9 million decreased $515,000 or 15% compared to 1994. This decrease is primarily related to the increase in reimbursement of property acquisition costs at the corporate level, from $1.1 million in 1994 to $1.3 million in 1995, as well as overall lower payroll related expenses. Additionally, the Company discontinued sponsoring public investment vehicles in 1994 and accordingly, expenses in 1994 included a charge of $90,000 related to prepaid marketing fees. No such charge was incurred in 1995.

         Depreciation and depletion of oil and gas properties of $2.4 million increased 31% compared to 1994 due to primarily a full year of production from properties acquired at the end of 1994, partially offset by the effect of higher year-end oil and gas prices lowering depletion rates.

         Exploration costs increased from $17,000 in 1994 to $50,000 in 1995 as a result of dry hole costs incurred during 1995. The 1994 costs relate to dry hole costs incurred on the 1994-I Development Program. In the first quarter of 1996, the Company incurred approximately $130,000 of costs for the drilling of a dry hole.

         Interest expense increased 31% compared to 1994 due to additional amounts borrowed at the end of 1994 to finance acquisition activity.

         Income tax expense for the year of $69,000 resulted in an effective rate of 11.6%. This low rate is primarily due to the utilization of net operating loss and percentage depletion deduction carryforwards.

RESULTS OF OPERATIONS

         1994 Compared to 1993

         Oil and gas sales of $5.2 million decreased 7% compared to 1993 primarily due to price declines. Average oil prices received declined from $16.30 per barrel in 1993 to $15.22 per barrel in 1994, and average gas prices received declined from $2.51 per Mcf to $2.36 per Mcf. Oil production in 1994 from directly owned properties was comparable to 1993, with natural declines being offset by production related to properties acquired during 1994. Gas production was up 16% compared to 1993, again with natural declines being offset by production from the 1994 acquisitions. Management's carried interest in the oil and gas sales of the Partnerships decreased approximately 26% compared to 1993. The decrease is primarily due to lower gas prices received by the partnerships, as well as a lower carried interest in certain partnerships due to lower net cash flows.

         District operating income of $9.4 million increased 10% compared to 1993. Income is derived through the operation of wells owned by the Company as well as those owned by the Partnerships and Trusts. The district offices of the Company are responsible for the operation and maintenance of these properties. The increase in revenue compared to 1993 is largely due to the 1994 acquisitions which added approximately $473,000 in district revenue, coupled with an overall expansion of field activities in all districts. The Midland, Texas district contributed an additional $230,000 in revenue related to equipment purchased during the latter part of 1993 and early 1994, and SOCC contributed an additional $66,000, an increase of about 13% compared to 1993.

         Administrative revenue represents the Company's reimbursement of general and administrative overhead expended on behalf of the Partnerships (see
Note 12 to the consolidated financial statements). Administrative revenues received in both 1994 and 1993 from certain Partnerships are substantially less than the amounts allocable to those Partnerships under the Partnership agreements. The lower amounts reflect PEMC's efforts to limit costs incurred and those allocated to the Partnerships and Trusts.

         Reporting and management fees were historically earned from sponsoring new public limited partnerships and trusts, as well as providing the accounting and reporting for certain of the Partnerships. Overall fees declined 6% compared to 1993 due to the Company's decision not to offer additional trust or limited partnership investment vehicles in the foreseeable future. Management fees in 1993 included $82,000 related to the sponsorship of the PrimeEnergy Asset and Income Trust ("PAIT") A-2.

         Interest and other income decreased by approximately $196,000 compared to 1993. This decrease is due primarily to a reimbursement in 1993 of approximately $220,000 of costs incurred by the Company in settlement of two environmental claims brought in 1992. Such costs were originally charged to general and administrative expenses when incurred as the Company was unable to estimate the amount recoverable through insurance coverage. The large increase was partially offset by higher interest income due to higher rates received on short term investments.

         Lease operating expenses decreased 6% compared to 1993. Expenses on directly owned properties were relatively consistent with 1993 decreases being offset by expenses on the 1994 acquired properties. Expenses related to the Company's carried interest in the Partnerships decreased $188,000, or 22%. Average lifting costs lease operating expenses per equivalent unit of production) decreased from $10.70 per equivalent unit in 1993 to $10.14 per equivalent unit in 1994 primarily due to lower lifting costs on recent acquisitions.

         The Company receives reimbursement for costs incurred related to the evaluation and acquisition of properties on behalf of its related Partnerships, Trusts and other joint venture partners. To the extent that these property acquisition costs are expended at the district level, the reimbursements reduce total district operating expenses. Reimbursement for expenses incurred by PEMC reduce total general and administrative expenses. During 1994 and 1993, the Company's total reimbursements for property acquisition costs were approximately $1.5 million and $1.6 million respectively.

         District operating expenses of $7.0 million increased $720,000, or 11% compared to 1993. This increase is largely the result of the growth of the Company's operating and well servicing businesses, and is comparable to the increase in district operating income. Reimbursement of property acquisition costs at the district level decreased from $651,000 in 1993 to $425,000 in 1994. Management believes that the Company is now positioned such that significant additions may be made to operated wells without significant cost increases within existing district offices.

         General and administrative expenses of $3.5 million decreased $551,000 or 14% compared to 1993. General and administrative expenses in 1993 included a one time charge of $350,000 related to the repurchase of stock options from the Company's former Chairman (see note 9 to the consolidated financial statements). Expenses in 1993 also included approximately $220,000 in costs associated with the offering of PAIT A-2. Since the Company has discontinued such offerings, no comparable costs were incurred in 1994. Additionally, since no such offerings are intended to be made in the future, expenses in 1994 include $90,000 that was previously recorded as a prepaid asset relating to marketing agreement fees paid in prior years to the Company's president. As more fully described in Note 9 to the consolidated financial statements, the fees covered a period which ends in December, 1996. Since the Company does not intend to offer any additional public investment funds, the remaining prepaid asset was charged to expenses.

         Depreciation and depletion of oil and gas properties of $1.9 million decreased 15% compared to 1993 due to a lower depletable cost base as a result of significant depletion charges in 1993, coupled with higher year-end oil prices resulting in lower depletion rates.

         Exploration costs decreased from $140,000 in 1993 to $17,000 in 1994 as a result of dry hole costs incurred during 1993 primarily related to the exploratory drilling project on the Waggoner Ranch and the La Paloma 1-66 well. The 1994 costs relate to dry hole costs incurred on the 1994-I Development Program.

         Interest expense increased 31% compared to 1993 due to additional borrowings to finance acquisition activity and higher interest rates.

         Income tax expense for the year of $61,000 resulted in an effective rate of 9.6%. This low rate is primarily due to the utilization of net operating loss and percentage depletion deduction carryforwards.

ITEM 7. FINANCIAL STATEMENTS.

         Included on pages F-1 through F-26 of this Report. The Index to Financial Statements is at page 26 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         Information relating to the Company's Directors, nominees for Directors and executive officers is included in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held in June, 1996, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 1995, and which is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION.

         Information relating to executive compensation is included in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held in June, 1996, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 1995, and which is incorporated herein by reference.

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT.

         Information relating to security ownership of certain beneficial owners and management is included in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held in June, 1996, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 1995, and which is incorporated herein by reference.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information relating to certain transactions by Directors and executive officers of the Company is included in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held in June, 1996, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 1995, and which is incorporated herein by reference.

                                    PART IV

ITEM 13.         EXHIBITS AND REPORTS ON FORM 8-K.

         (a)     Exhibits:

      NO.
      ---
       3.1         --  Certificate of Incorporation as amended, of PrimeEnergy Corporation. (Incorporated herein by reference to Exhibit 3.1 of PrimeEnergy Corporation Form 10-KSB for the year ended December 31,
                       1994)

       3.2         --  Bylaws of PrimeEnergy Corporation. (Incorporated herein by reference to Exhibit 3.2 of
                       PrimeEnergy Corporation Form 10-KSB for the year ended December 31, 1994)

      10.1         --  PrimeEnergy Corporation 1983 Incentive Stock Option Plan (Incorporated herein by reference to
                       Exhibit 10.1 of PrimeEnergy Corporation Form 10-KSB for the year ended December 31, 1994) (1)

      10.3         --  Massachusetts Mutual Flexinvest 401 (k) Plan as amended and restated. (Incorporated herein by reference to Exhibit 10.3 of PrimeEnergy Corporation Form 10-KSB for the year ended December 31,
                       1994) (1)

      10.7         --  Credit Agreement dated April 26, 1995, between PrimeEnergy Corporation, PrimeEnergy Management
                       Corporation and Bank One, Texas, National Association. (Incorporated herein by reference to
                       Exhibit 10.7 to PrimeEnergy Corporation Form 8-K dated April 26, 1995)

      10.7.1       --  First Amendment to Credit Agreement Among PrimeEnergy Corporation and PrimeEnergy Management
                       Corporation, as Borrowers, Bank One, Texas, National Association, as Agent, and the Lenders
                       Signatory Hereto, effective as of October 6, 1995. (filed herewith)

      10.8         --  Mortgage, Deed of Trust, Indenture, Security Agreement, Financing Statement and Assignment of
                       Production dated May 27, 1994, as ratified and amended April 26, 1995, between PrimeEnergy
                       Corporation, PrimeEnergy Management Corporation and Bank One, Texas, National Association.
                       (Incorporated herein by reference to Exhibit 10.8 to PrimeEnergy Corporation Form 8-K dated April
                       26, 1995)

      10.15        --  Employment Agreement between K.R.M. Petroleum Corporation and Charles E. Drimal, Jr.
                       (Incorporated herein by reference to Exhibit 10.15 of PrimeEnergy

      Corporation Form 10-KSB for the year ended December 31, 1994) (1)

      10.17        --  Amended Marketing Agreement between PrimeEnergy Management Corporation and Charles E. Drimal, Jr.
                       (Incorporated herein by reference to Exhibit 10.17 of PrimeEnergy Corporation Form 10-KSB for the
                       year ended December 31, 1994) (1)

      10.18        --  Composite copy of Non-Statutory Option Agreements. (Incorporated herein by reference to Exhibit
                       10.18 to PrimeEnergy Corporation Form 10-KSB for the year ended December 31, 1994) (1)

      22           --  Subsidiaries. (filed herewith)

      24           --  Consent of Ryder Scott Company. (filed herewith)

      27           --  Financial Data Schedule. (filed herewith)

(1) Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-KSB.

         (b)     Reports on Form 8-K:

         No reports on Form 8-K were filed by the Company during the fourth quarter of the year covered by this Report.

                         INDEX TO FINANCIAL STATEMENTS

                 Financial Statements (Included herein at pages F-1 through F-26):

                 Report of Independent Public Accountants, F-1

                 Financial Statements:

                          Consolidated Balance Sheets -- December 31, 1995 and 1994, F-2

                          Consolidated Statements of Operations -- for the years ended December 31, 1995 and 1994, F-3

                          Consolidated Statements of Stockholders' Equity -- for the years ended December 31, 1995 and 1994, F-4

                          Consolidated Statements of Cash Flows -- for the years ended December 31, 1995 and 1994, F-5

                          Notes to Consolidated Financial Statements, F-6 Supplementary Information:

                                  Capitalized Costs Relating to Oil and Gas
                                  Producing Operations, December 31, 1995 and
                                  1994, F-20

                                  Costs Incurred in Oil and Gas Property
                                  Acquisition, Exploration and Development
                                  Activities, years ended December 31, 1995 and 1994, F-20

                                  Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas reserves, years ended December 31, 1995 and 1994, F-21

                                  Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves, years ended December 31, 1995 and 1994, F-22

                                  Reserve Quantity Information, years ended
                                  December 31, 1995 and 1994, F-23

                                  Results of Operations from Oil and Gas
                                  Producing Activities, years ended December
                                  31, 1995 and 1994, F-24

                                  Notes to Supplementary Information, F-25

                                                        SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized, on the 21st day of March, 1995.
                                          PrimeEnergy Corporation

                               By:        /s/  CHARLES E. DRIMAL, JR.
                                  ----------------------------------------------
                                              Charles E. Drimal, Jr.
                                      President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and the capacities indicated on the 21st day of March, 1995.

                               NAME AND CAPACITY


 /s/ Charles E. Drimal, Jr.            Director and President; the Principal
-------------------------------        Executive Officer
     Charles E. Drimal, Jr.

 /s/ Beverly A. Cummings               Director, Executive Vice President, and
-------------------------------        Treasurer; the Principal Financial and
     Beverly A. Cummings               Accounting Officer


 /s/ Bennie H. Wallace, Jr.            Director and Vice President
-------------------------------
     Bennie H. Wallace, Jr.

 /s/ Samuel R. Campbell                Director
-------------------------------
     Samuel R. Campbell

 /s/ Charles E. Drimal, Sr.            Director
-------------------------------
     Charles E. Drimal, Sr.

 /s/ Matthias Eckenstein               Director
-------------------------------
     Matthias Eckenstein

 /s/ H. Gifford Fong                   Director
-------------------------------
     H. Gifford Fong

 /s/ Thomas S.T. Gimbel                Director
-------------------------------
     Thomas S.T. Gimbel

 /s/ Clint Hurt                        Director
-------------------------------
     Clint Hurt

                                       Director
-------------------------------
     Robert de Rothschild

 /s/ Jarvis J. Slade                   Director
-------------------------------
     Jarvis J. Slade

 /s/ Jan K. Smeets                     Director
-------------------------------
     Jan K. Smeets

 /s/ Gaines Wehrle                     Director
-------------------------------
     Gaines Wehrle

 /s/ Michael Wehrle                    Director
-------------------------------
     Michael Wehrle

                    PRIMEENERGY CORPORATION AND SUBSIDIARIES
                                  ____________





                       Consolidated Financial Statements

                           December 31, 1995 and 1994
                                  ____________

                       REPORT OF INDEPENDENT ACCOUNTANTS
                                  ____________



To the Board of Directors and Stockholders of PrimeEnergy Corporation:


We have audited the accompanying consolidated balance sheets of PrimeEnergy Corporation and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PrimeEnergy Corporation and Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.





                                                        COOPERS & LYBRAND L.L.P.


1301 Avenue of the Americas
New York, New York
March 20, 1996

                    PRIMEENERGY CORPORATION and SUBSIDIARIES
            CONSOLIDATED BALANCE SHEETS, December 31, 1995 and 1994
                               _________________

                         ASSETS:                                                       1995                    1994
                                                                                       ----                    ----
Current assets:
     Cash and cash equivalents                                                   $   1,009,000          $   2,361,000
     Restricted cash and cash equivalents                                              713,000              1,257,000
     Accounts receivable, net                                                        2,311,000              2,093,000
     Due from related parties  (less allowance for doubtful accounts of
                 $725,000 in 1995 and 1994) (Note 12)                                2,939,000              2,420,000
     Other current assets                                                              597,000                201,000
     Prepaid expenses                                                                  151,000                109,000
     Deferred income taxes                                                             198,000                144,000
                                                                                 -------------          -------------
                          Total current assets                                       7,918,000              8,585,000
                                                                                 -------------          -------------
Property and equipment, at cost:
     Oil and gas properties (successful efforts method):
          Developed                                                                 25,024,000             24,282,000
     Furniture, fixtures and equipment, including leasehold improvements             4,696,000              4,507,000
                                                                                 -------------          -------------
                                                                                    29,720,000             28,789,000
              Less, Accumulated depreciation and depletion                         (17,766,000)           (16,134,000)
                                                                                 -------------          -------------
                  Net property and equipment                                        11,954,000             12,655,000
                                                                                 -------------          -------------
Other assets (Note 12)                                                                 487,000                462,000
Due from related parties (Note 12)                                                     325,000                325,000
                                                                                 -------------          -------------
                          Total assets                                           $  20,684,000          $  22,027,000
                                                                                 =============          =============

          LIABILITIES and STOCKHOLDERS' EQUITY:
Current liabilities:
     Current portion of other long-term obligations                              $     202,000          $     224,000
     Accounts payable                                                                2,691,000              3,941,000
     Accrued liabilities:
          Taxes                                                                         26,000                 24,000
          Interest and other                                                         1,139,000                793,000
     Due to related parties (Note 12)                                                1,319,000                895,000
                                                                                 -------------          -------------
                  Total current liabilities                                          5,377,000              5,877,000
                                                                                 -------------          -------------
Long-term bank debt                                                                  7,400,000              7,742,000
Other long-term obligations                                                            507,000                546,000
Deferred income taxes                                                                  333,000                265,000
Commitments and contingencies (Notes 7 and 8)
Stockholders' equity:
     Preferred stock, $.10 par value; authorized, 10,000,000 shares, none issued                               -
     Common stock, $.10 par value; authorized, 15,000,000 shares,
        issued, 7,597,970 shares in 1995 and 1994                                      760,000                760,000
     Additional paid-in capital                                                     10,888,000             10,888,000
     Accumulated deficit                                                              (992,000)            (1,519,000)
                                                                                 -------------          -------------
                                                                                    10,656,000             10,129,000
                                                                                 -------------          -------------
     Treasury stock, at cost, 2,361,961 common shares in 1995
        and 1,919,038 common shares in 1994                                         (3,589,000)            (2,532,000)
                                                                                 -------------          -------------
                  Total stockholders' equity                                         7,067,000              7,597,000
                                                                                 -------------          -------------
                          Total liabilities and stockholders' equity             $  20,684,000          $  22,027,000
                                                                                 =============          =============



   The accompanying notes are an integral part of the consolidated financial statements.

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                     CONSOLIDATED STATEMENTS of OPERATIONS
                 for the years ended December 31, 1995 and 1994
                               _________________



                                                                                     1995              1994
                                                                                     ----              ----
Revenue (Note 12):
     Oil and gas sales                                                            $  6,024,000     $ 5,209,000
     District operating income                                                       9,675,000       9,373,000
     Administrative revenue from related parties                                     1,866,000       1,904,000
     Reporting and management fees from related parties                                356,000         375,000
     Interest and other income                                                         138,000         173,000
                                                                                 -------------    ------------
                                                                                    18,059,000      17,034,000
                                                                                 -------------    ------------

Costs and expenses:
     Lease operating expense                                                         4,100,000       3,597,000
     District operating expense                                                      7,367,000       6,996,000
     General and administrative expense                                              2,940,000       3,456,000
     Depreciation and depletion of oil and gas properties                            2,430,000       1,852,000
     Exploration costs                                                                  50,000          17,000
     Interest expense                                                                  675,000         514,000
                                                                                 -------------    ------------
                                                                                    17,562,000      16,432,000
                                                                                 -------------    ------------

          Income from operations                                                       497,000         602,000

Other income:
     Gain on sales of properties and equipment                                          99,000          36,000
                                                                                 -------------    ------------

          Income before provision for income taxes                                     596,000         638,000

Provision for income taxes                                                              69,000          61,000
                                                                                 -------------    ------------

                  Net income                                                     $     527,000    $    577,000
                                                                                 =============    ============

Net income per common share                                                               $.09            $.09
                                                                                          ====            ====

Weighted average number of shares of common stock
   and common stock equivalents outstanding                                          5,975,903       6,366,820
                                                                                 =============    ============





   The accompanying notes are an integral part of the consolidated financial statements.

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                CONSOLIDATED STATEMENTS of STOCKHOLDERS' EQUITY

                 for the years ended December 31, 1995 and 1994
                               _________________





                                                          Common Stock                          Additional
                                                     --------------------        Paid-In        Accumulated
                                                     Shares      Amount          Capital          Deficit
                                                     ---------   --------      -----------     ------------
Balance, December 31, 1993                           7,597,970   $760,000      $10,888,000      ($2,096,000)

     Purchased 174,999 shares of common stock           -         -               -                  -

     Amortization of encumbered treasury stock          -         -               -                  -


     Amortization of deferred compensation              -         -               -                  -

     Net income                                         -         -               -                 577,000
                                                     ---------   --------      -----------     ------------

Balance, December 31, 1994                           7,597,970    760,000       10,888,000       (1,519,000)

     Purchased 442,923 shares of common stock

     Net income                                                                                     527,000
                                                     ---------   --------      -----------     ------------

Balance, December 31, 1995                           7,597,970   $760,000      $10,888,000     ($   992,000)
                                                     =========   ========      ===========     ============
                                                                      Encumbered
                                                                       Treasury         Total
                                                      Treasury          Stock        Stockholders'
                                                        Stock          and Other        Equity
                                                     -----------      ----------      ----------
Balance, December 31, 1993                           ($1,999,000)      ($140,000)     $7,413,000

     Purchased 174,999 shares of common stock           (397,000)         -             (397,000)

     Amortization of encumbered treasury stock          (136,000)        136,000          -


     Amortization of deferred compensation                -                4,000           4,000

     Net income                                           -               -              577,000
                                                     -----------      ----------      ----------

Balance, December 31, 1994                            (2,532,000)         -            7,597,000

     Purchased 442,923 shares of common stock         (1,057,000)                     (1,057,000)

     Net income                                                                          527,000
                                                     -----------      ----------      ----------

Balance, December 31, 1995                           ($3,589,000)     $   -           $7,067,000
                                                     ===========      ==========      ==========





   The accompanying notes are an integral part of the consolidated financial statements.

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                     CONSOLIDATED STATEMENTS of CASH FLOWS

                 for the years ended December 31, 1995 and 1994
                               _________________

                                                                                   1995                      1994
                                                                                   ----                      ----
Cash flows from operating activities:
     Net income                                                                $   527,000               $   577,000
     Adjustments to reconcile net income to net cash provided
        by operating activities:
          Depreciation, depletion and amortization                               3,190,000                 2,527,000
          Gain on sale of properties                                               (99,000)                  (36,000)
          Provision for deferred income taxes                                       14,000                     9,000
          Amortization of deferred compensation                                      -                         4,000
     Changes in assets and liabilities
          Decrease (increase) in accounts receivable                              (218,000)                  499,000
          (Increase) in due from related parties                                  (519,000)               (1,363,000)
          (Increase) decrease in other assets                                     (421,000)                  137,000
          (Increase) decrease in prepaid expenses                                  (42,000)                   72,000
          Decrease in accounts payable                                            (276,000)                 (229,000)
          Increase in accrued liabilities                                          348,000                    90,000
          Increase (decrease) in due to related parties                          1,002,000                  (458,000)
                                                                               -----------               -----------
              Net cash provided by operating activities                          3,506,000                 1,829,000
                                                                               -----------               -----------

Cash flows from investing activities:
     Proceeds from sale of properties and equipment                                248,000                    82,000
     Additions to property and equipment                                        (3,068,000)               (4,462,000)
                                                                               -----------               -----------
              Net cash used in investing activities                             (2,820,000)               (4,380,000)
                                                                               -----------               -----------

Cash flows from financing activities:
     Purchase of stock for treasury                                             (1,057,000)                 (533,000)
     Repayment of long-term bank debt and other long-term obligations          (13,970,000)                 (788,000)
     Increase in long-term bank debt and other long-term obligations            13,569,000                 4,667,000
     Distributions to related parties                                             (580,000)               (2,837,000)
                                                                               -----------               -----------

              Net cash provided by (used in) financing activities               (2,038,000)                  509,000
                                                                               -----------               -----------

              Net (decrease) in cash                                            (1,352,000)               (2,042,000)

Cash and cash equivalents, beginning of year                                     2,361,000                 4,403,000
                                                                               -----------               -----------

              Cash and cash equivalents, end of year                           $ 1,009,000               $ 2,361,000
                                                                               ===========               ===========

Supplemental disclosures:
     Income taxes paid during the year                                         $    53,000               $    83,000
     Interest paid during the year                                             $   684,000               $   491,000

Supplemental information of noncash investing and financing activities:

    During 1994, the Company recorded additional capital lease obligations in the amount of $81,000 related to computer equipment and software.

    At December 1994, the Company closed on the acquisition of additional interest in oil and gas properties as described in Note 2. However, $430,000 was not distributed to certain sellers until January 1995, therefore, the amount was treated as a non-cash transaction in 1994.



   The accompanying notes are an integral part of the consolidated financial statements.

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                               _________________

1.    DESCRIPTION OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

      Nature of Operations:

      PrimeEnergy Corporation, a Delaware corporation ("PEC"), was organized in March 1973. PrimeEnergy Management Corporation ("PEMC"), a wholly-owned subsidiary, acts as the managing general partner, providing administration, accounting and tax preparation services for 53 private and publicly-held limited partnerships and trusts (the "Partnerships"). PEC owns Eastern Oil Well Service Company ("EOWSC") and Southwest Oilfield Construction Company ("SOCC"), both of which perform oil and gas field servicing. PEC also owns Prime Operating Company ("POC") which serves as operator for most of the producing oil and gas properties owned by the Company and affiliated entities. PrimeEnergy Corporation and its wholly-owned subsidiaries are herein referred to as the "Company".

      The Company is engaged in the development, acquisition and production of oil and natural gas properties. The Company owns leasehold, mineral and royalty interests in producing and non-producing oil and gas properties across the continental United States, including Colorado, Kansas, Louisiana, Mississippi, Montana, Nebraska, Nevada, New Mexico, North Dakota, Oklahoma, Texas, Utah, West Virginia and Wyoming. The Company operates approximately 1,600 wells and owns nonoperating interests in approximately 1,200 additional wells. Additionally, the Company provides well-servicing support operations, site-preparation and construction services for oil and gas drilling and re-working operations, both in connection with the Company's activities and providing contract services for third parties. The Company is publicly traded on the NASDAQ under the symbol "PNRG."

      The markets for the Company's products are highly competitive, as oil and gas are commodity products and prices depend upon numerous factors beyond the control of the Company, such as economic, political and regulatory developments and competition from alternative energy sources.

      Principles of Consolidation:

      The consolidated financial statements include the accounts of PrimeEnergy Corporation and its wholly-owned subsidiaries. All material intercompany accounts and transactions between these entities have been eliminated. Oil and gas properties include ownership interests in the Partnerships. The statement of operations includes the Company's proportionate share of revenue and expenses related to oil and gas interests. Certain prior year amounts have been reclassified to conform to the current year's presentation.

      The consolidated financial statements are prepared in conformity with generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses for the reporting periods. Actual results for future periods could differ from those estimates. Estimates of oil and gas reserves, as determined by independent petroleum engineers, are continually subject to revision based on price, production history and other factors.

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                               _________________

      Property and Equipment:

      The Company follows the "successful efforts" method of accounting for its oil and gas properties. Under the successful efforts method, costs of acquiring undeveloped oil and gas leasehold acreage, including lease bonuses, brokers' fees and other related costs are capitalized. Provisions for impairment of undeveloped oil and gas leases are based on periodic evaluations. Annual lease rentals and exploration expenses, including geological and geophysical expenses and exploratory dry hole costs, are charged against income as incurred. Costs of drilling and equipping productive wells, including development dry holes and related production facilities are capitalized. Costs incurred by the Company related to the acquisition of producing oil and gas properties on behalf of related partnerships, trusts, or joint ventures are deferred and charged to the related entity upon the completion of the acquisition. To the extent that the Company acquires an interest in the property, an appropriate allocation of internal costs are capitalized as part of the depletable base of the property.

      All other property and equipment are carried at cost. Depreciation and depletion of oil and gas production equipment and properties are determined using the unit-of-production method based on estimated proved recoverable oil and gas reserves. Depreciation of all other equipment is determined under the straight-line method using various rates based on useful lives. The cost of assets and related accumulated depreciation is removed from the accounts when such assets are disposed of, and any related gains or losses are reflected in current earnings.

      Income Taxes:

      Income taxes are provided using the asset and liability approach to accounting for income taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

      Deferred tax liabilities or assets are established for temporary differences between financial and tax reporting bases and are subsequently adjusted to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established for any deferred tax asset for which realization is not likely.

      The Company uses the flow-through method of accounting for investment tax credits.

      General and Administrative Expenses:

      General and administrative expenses represent costs and expenses associated with the operation of the Company. Certain partnerships and trusts sponsored by the Company reimburse general and administrative expenses incurred on their behalf.

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                               _________________

      Income Per Common Share:

      Income per common share has been computed based on the weighted average number of common shares and common stock equivalents outstanding during the respective periods.

      Statements of Cash Flows:

      For purposes of the consolidated statements of cash flows, the Company considers short-term, highly liquid investments with original maturities of less than 90 days to be cash equivalents.

      Concentration of Credit Risk:

      The Company maintains significant banking relationships with financial institutions in the State of Texas. The Company limits its risk by periodically evaluating the relative credit standing of these financial institutions. The Company's oil and gas production purchases consist primarily of independent marketers and major gas pipeline companies.

      Recently Issued Accounting Standards:

      In March 1995, FAS Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued, effective January 1, 1996. FAS No. 121 requires that in the event certain facts and circumstances indicate an asset may be impaired, an evaluation of recoverability must be performed to determine whether or not the carrying amount of the asset is required to be written down. While it is not possible to quantify with certainty the potential impact of adoption in the first quarter of 1996, management estimates that compliance with FAS No. 121 will result in an impairment loss of approximately $100,000.

      In October 1995, FAS Statement No. 123, "Accounting for Stock-Based Compensation" was issued, effective January 1, 1996. The Company will continue to measure compensation costs for its employee stock compensation as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and comply with the disclosure requirements of FAS Statement No. 123 rather than record compensation expense in accordance with the new standard.

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                               _________________

2.    SIGNIFICANT ACQUISITIONS AND DISPOSITIONS

      The Company's strategy is to increase its oil and gas reserves through the acquisition of producing oil and gas properties, and properties with the potential for future development. During 1995 and 1994, the Company acquired/disposed of the following properties:

      1995
      During 1995, PEMC obtained commitments of $3.0 million, primarily from outside investors, to be used to finance the development of several acquisition, drilling and recompletion prospects (1995 Development Program). The Company will invest approximately $1.25 million in the program and has a 41.7% interest. Each investor owns a proportional interest in each prospect equal to the amount invested as a percentage of the total raised. PEMC retains a 10% carried interest in the net revenues attributable to the prospects, excluding PEC's direct interest.

      As more fully described in Note 8, PEMC is committed to offer to repurchase the interests of the limited partners and trust unitholders in certain managed limited partnerships and trusts. During 1995, PEMC purchased such interests in an amount totaling $486,000.

      1994
      In May 1994, the Company completed the acquisition of various interests in 203 wells from Excelco Energy Inc. for a total acquisition cost of $1.88 million. The Company serves as operator for 140 of these wells. All of the properties are located in the state of Oklahoma. Also during 1994, additional interests were acquired in the Excelco Properties for approximately $112,000.

      During 1994 PEMC obtained commitments of $2.9 million, primarily from outside investors, to be used to finance the development of seven identified proved drilling prospects (1994-I Development Program). The Company invested $177,000 in the program and has a 6.2% interest. Each investor owns a proportional interest in each prospect equal to the amount invested as a percentage of the total raised. PEMC retains a 10% carried interest in the net revenues attributable to the prospects, excluding PEC's direct interest.

      In December 1994, the Company purchased additional interests in approximately 60 wells originally acquired from the Walker Corporation for a total acquisition cost of $1.15 million.

      As more fully described in Note 8, PEMC is committed to offer to repurchase the interests of the limited partners and trust unitholders in certain managed limited partnerships and trusts. During 1994, PEMC purchased such interests in an amount totaling $242,000.

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                               _________________


3.    ACCOUNTS RECEIVABLE

      Accounts receivable at December 31, 1995 and 1994 consisted of the following:

                                                                     December 31,
                                                                 ---------------------
                                                              1995                 1994
                                                              ----                 ----
           Joint interest billings                         $   918,000         $   912,000
           Trade receivables                                    98,000             115,000
           Oil and gas sales                                   994,000             794,000
           Other                                               399,000             372,000
                                                            ----------          ----------
                                                             2,409,000           2,193,000
                   Less, allowance for doubtful accounts       (98,000)           (100,000)
                                                            ----------          ----------
                                                            $2,311,000          $2,093,000
                                                            ==========          ==========

4.    LONG-TERM BANK DEBT

      During 1994, the Company entered into a $4.8 million revolving line of credit with the bank which refinanced an existing outstanding loan to PEC. In May of 1994, the line was increased to $4.99 million and increased again in November to $8.0 million to facilitate the acquisitions described above in Note 2. The borrowing base, as defined, under the new agreement at December 31, 1994 was $7.9 million.

      On April 26, 1995, the Company entered into a new credit agreement with the same bank, extending the borrowing base to a non-reducing $12.5 million and syndicating 25% of the borrowing to a second bank. The new agreement provides for interest at 1/2% over the bank's base rate, as defined, and is payable monthly (9.0% at December 31, 1995), or 2-3/4% over the London Inter-Bank Offered Rate (LIBOR) for the interest period requested, payable at the end of the interest period (8.69% at December 31, 1995). During 1995, the average interest rates paid on outstanding borrowings were 9.52% (the bank's base rate plus 1/2%) and 8.67% (the LIBOR rate plus 2-3/4%). As of December 31, 1995, the total outstanding borrowings were $7,400,000 of which $4,700,000 was elected to accrue interest at the LIBOR rate option. Borrowings under the agreement are due at maturity on July 1, 1998.

      Advances pursuant to the agreement are limited to the borrowing base as defined in the agreement. Most of the Company's oil and gas properties as well as certain receivables and equipment were pledged as collateral under this agreement. Under the Company's credit agreement, the Company is required to maintain, as defined, a minimum current ratio, tangible net worth, debt coverage ratio and interest coverage ratio. The agreement also prohibits the Company from the payment of dividends.

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                               _________________


5.    OTHER LONG-TERM OBLIGATIONS

      Other long-term obligations at December 31, 1995 and 1994 consist of the following:

                                                                  1995           1994
                                                                  ----           ----
           Subordinated debentures due
               December 31, 1998, 10%, 9.25%, 6.5%
               interest in 1994, 1995, and 1996, respectively
               and 1% above year end money market
               rates thereafter                                 $225,000       $225,000
           Installment notes payable
               Due 1996 through 1997 with interest rates
                        ranging from  5% to 10%.                 321,000        310,000
           Capital lease obligations                             163,000        235,000
                                                                --------       --------
                                                                 709,000        770,000
                       Less, current portion                     202,000        224,000
                                                                --------       --------

                                                                $507,000       $546,000
                                                                ========       ========

      The debentures are held by affiliated limited partnerships in which PEMC is a general partner.

6.    ENCUMBERED TREASURY STOCK

      In December 1991, the Company purchased 340,000 shares of the Company's common stock from the former Chairman of the Board at $1.15 per share in exchange for a 4% note. The shares were held in escrow until payment of the note. The shares were considered encumbered treasury stock on the balance sheet and were unencumbered in proportion to the repayment of the note. As of December 31, 1994, the note was fully paid and all shares were removed from escrow.

7.    COMMITMENTS

      Employment Agreement:

      The Company has an employment agreement with a key employee which expires in November 1996. The agreement provides for a minimum annual salary of $125,000 and a discretionary expense allowance of $1,200 per month with reimbursement for all reasonable expenses incurred in connection with the business of the Company in excess of the discretionary allowance.

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                               _________________


      Operating Leases:

      The Company has several noncancelable operating leases, primarily for rental of office space and equipment, that have a term of more than one year. Future minimum lease payments under operating leases are as follows:

                              1996                         $   407,000
                              1997                             373,000
                              1998                             339,000
                           Thereafter                            4,000
                                                            ----------

                                                            $1,123,000
                                                            ==========


8.    CONTINGENT LIABILITIES

      PEMC, as managing general partner and managing trustee of the affiliated Partnerships, is responsible for all partnership activities, including the review and analysis of oil and gas properties for acquisition, the drilling of development wells and the production and sale of oil and gas from productive wells. PEMC also provides administration, accounting and tax preparation services for the Partnerships and is reimbursed for such work performed. PEMC is liable for all debts and liabilities of the affiliated Partnerships, to the extent that the assets of a given Partnership are not sufficient to satisfy its obligations.

      The Company is subject to environmental laws and regulations. Management believes that future expenses, before recoveries from third parties, if any, will not have a material effect on the Company's financial condition. This opinion is based on expenses incurred to date for remediation and compliance with laws and regulations which have not been material to the Company's results of operations.

      As a general partner and managing trustee, PEMC is committed to offer to purchase the limited partners' and trust unitholders' interests in certain of its managed partnerships at various annual intervals. Under the terms of the Partnership agreements, PEMC is not obligated to purchase an amount greater than 10% of any Partnership interest outstanding. In addition, PEMC will be obligated to purchase interests tendered by the limited partners and trust unitholders only to the extent of 150% of the revenues received by it from such partnership or trust in the previous year. Purchase prices are based upon annual reserve reports of independent petroleum engineering firms discounted by a risk factor. As of December 31, 1995, based upon historical production rates and prices, management estimates that if all such offers were to be accepted, the maximum annual future purchase commitment would be approximately $500,000.

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                               _________________


9.    STOCK OPTIONS AND OTHER COMPENSATION

      In May 1989, nonstatutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. In each case, such options are for a term of ten years ending May 15, 1999, and are exercisable, on a cumulative basis, as to 20% of the shares subject to option in each year, beginning one year after the granting of the option. At December 31, 1995 and 1994, options on 802,500 shares were outstanding and exercisable at prices ranging from $1.00 to $1.25 per share.

      On January 27, 1983, the Company adopted the 1983 Incentive Stock Option Plan. At December 31, 1995 and 1994, options on 124,000 and 134,000 shares, respectively, were outstanding and exercisable at $1.50 per share and no additional shares were available for granting.

      PEMC has marketing agreements with the Company's former Chairman and current President, to provide assistance and advice to PEMC in connection with the organization and marketing of oil and gas partnerships and joint ventures and other investment vehicles of which PEMC is to serve as general or managing partner. The agreements are for a term ending December 31, 1996. Each individual is entitled to a percentage of the Company's carried interest depending on total capital raised and annual performance of the Partnerships. In 1994 and 1995, due to the performance of the partnerships, no amounts were paid or accrued related to the marketing agreement.

10.   INCOME TAXES

      The components of the provision for income taxes for the years ended December 31, 1995 and 1994 are as follows:

                                                         1995          1994
                                                         ----          ----
           Federal:
               Current                                 $24,000        $34,000
               Deferred                                   -              -
           State:
               Current                                  32,000         18,000
               Deferred                                 13,000          9,000
                                                       -------        -------
                                                       $69,000        $61,000
                                                       =======        =======

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                               _________________


      The components of net deferred tax assets (liabilities) are as follows:

                                                                           December 31,          December 31,
                                                                              1995                  1994
                                                                           -----------           -----------
           Current assets:
               Compensation and benefits                                   $    90,000           $   105,000
               Allowance for doubtful accounts                                  29,000                39,000
               Other accrued liabilities                                        79,000                -
                                                                           -----------           -----------
                                                                               198,000               144,000
                                                                           -----------           -----------
           Noncurrent assets:
               Due from related parties reserve                                286,000               296,000
               Net operating loss carryforwards                                871,000               996,000
               Percentage depletion carryforwards                            1,142,000             1,214,000
               Alternative minimum tax credits                                 705,000               682,000
               Less, Valuation allowance                                    (1,715,000)           (1,860,000)
                                                                           -----------           -----------
                                                                             1,289,000             1,328,000
                                                                           -----------           -----------

           Noncurrent liabilities:
               Basis differences relating to limited partnerships             (901,000)           (1,001,000)
               Depletion                                                      (558,000)             (469,000)
               Depreciation                                                   (163,000)             (123,000)
                                                                           -----------           -----------

                                                                            (1,622,000)           (1,593,000)
                                                                           -----------           -----------

           Net deferred tax liabilities                                    ($  135,000)          ($  121,000)
                                                                           ===========           ===========

      The total provision for income taxes for the years ended December 31, 1995 and 1994 varies from the federal statutory tax rate as a result of the following:

                                                                                1995                 1994
                                                                               ------               ------
           Expected statutory tax rate                                          34.0%                34.0%
           State income tax, net of federal benefit                              7.6%                 4.2
           Effect of utilizing net operating loss carryforwards                 (6.4%)               (4.6)
           Percentage depletion                                                (23.6%)              (23.4)
           Other, net                                                             -                  (0.6)
                                                                               ------               -----

                                                                                11.6%                9.6%
                                                                               ======               =====

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                               _________________


      At December 31, 1995, the Company had federal tax net operating loss carryforwards for both regular income tax purposes and alternative minimum tax ("AMT") purposes of $2,562,000. Due to the change in control of the Company on October 7, 1987, the Company is limited in utilizing its tax net operating loss carryforwards. Based on the current ownership and IRS statutes, the annual amount available to the Company is approximately $366,000. Net loss carryforwards expire beginning in 1996 through 2002. This limitation also applies to the alternative minimum tax net operating loss carryforwards, which can be used to offset 90% of AMT income in future years. The Company has percentage depletion carryforwards of $2,890,000 for regular tax purposes and $2,769,000 for alternative minimum tax purposes. The Company has approximately $706,000 in alternative minimum tax credit carryforwards.

      Both the percentage depletion deductions and the alternative minimum tax credits may be carried forward indefinitely for tax purposes.

11.   SEGMENT INFORMATION AND MAJOR CUSTOMERS

      The Company operates in one industry - oil and gas exploration, development and operation. The Company's oil and gas activities are entirely in the continental United States.

      The Company deals with a number of purchasers of its oil and gas production. While the Company is not dependent on any one or a few purchasers of its production, oil and gas sales in 1995 and 1994 to one purchaser represented approximately 21% of the Company's total revenue from oil and gas sales. These sales were not made under any contractual arrangements, however, the Company believes that these purchasers will continue to purchase oil and gas products and, if not, could be replaced by other purchasers. Sales to another purchaser representing approximately 17% of total revenue from oil and gas sales for 1995 were made under a gas purchasing agreement which expired at the end of February 1996 at prices in excess of current spot prices. Based on March 1996 spot prices, the expected reduction in gross oil and gas revenue approximates 2.4%.

12.   RELATED PARTY TRANSACTIONS

      PEMC is a general partner in several oil and gas partnerships in which certain directors have limited and general partnership interests. Substantially all of the assets and revenues of PEMC are derived from its sponsorship of the partnerships and the interests of PEMC in the oil and gas properties acquired by the partnerships. As the managing general partner in each of the partnerships, PEMC receives approximately 5% to 12% of the net revenues of each partnership as a carried interest in the partnership's properties.

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                                ________________


      The Partnership agreements allow PEMC to receive reimbursement for various services to the partnerships as well as a reimbursement for property acquisition costs incurred on behalf of the partnerships and general and administrative overhead. Reimbursement for general and administrative overhead is reported in the statements of operations as administrative revenue from related parties. The reimbursement of property acquisition costs is accounted for as a reduction of District operating expense and general and administrative expense.

      Due to related parties primarily represent receipts collected by the Company, as agent, from oil and gas sales net of expenses. The amount of such receipts due the affiliated partnerships was $1,319,000 and $895,000 at December 31, 1995 and 1994, respectively.

      Due from related parties consist of reimbursable general and administrative costs, production costs and reimbursements for property acquisition and development costs.

      District operating income includes amounts related to PEC's working interests.

      The Company has loaned approximately $325,000 at 12% interest to a real estate limited partnership of which a Company director and officer is a general partner. This loan is collateralized by a second mortgage on the underlying real estate in the partnership. In addition, the Company has a 23% equity participation in the partnership. The loan agreement provides for interest payments on a quarterly basis. If the cash flow from operations of the limited partnership is insufficient to pay interest for the quarter, the accrued interest is added to the principal. Amounts due, included in other assets, were $425,000 and $392,000 at December 31, 1995 and 1994, respectively.

13.   RESTRICTED CASH AND CASH EQUIVALENTS

      Restricted cash includes $467,000 and $413,000 at December 31, 1995 and 1994, respectively, of cash primarily pertaining to unclaimed royalty and revenue interest payments. There are corresponding accounts payable recorded at December 31, 1995 and 1994 for these liabilities.

      Also included in restricted cash are deposits relating to the 1994-I and 1995 Development Programs. Although these funds are committed for future use on specific development programs, they are available to satisfy any working capital needs of the Company. Restricted cash at December 31, 1995 and 1994 included $246,000 and $844,000, respectively, of deposits relating to the 1994-I and 1995 Development Programs.

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                                ________________


14.   SALARY DEFERRAL PLAN

      The Company maintains a salary deferral plan (the "Plan") in accordance with Internal Revenue Code Section 401(k), as amended. The Plan provides for discretionary and matching contributions by the Company on behalf of participating employees. Discretionary and matching contributions approximated $197,000 and $185,000 in 1995 and 1994, respectively.

15.   ACCOUNTS PAYABLE

      A summary of accounts payable at December 31, 1995 and 1994 is as follows:

                                                       1995          1994
                                                       ----          ----
           Deposits - 1995 Development Program      $  150,000    $   -
           Deposits - 1994-I Development Program        96,000       844,000
           Payables to unaffiliated interests        2,365,000     3,040,000
           Overdraft payable to bank                    27,000        -
           Other                                        53,000        57,000
                                                    ----------    ----------

                                                    $2,691,000    $3,941,000
                                                    ==========    ==========

      The Deposits - 1995 and 1994-I Development Programs represent funds raised which are committed to the development of certain properties identified in the programs (see Note 13).

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                                ________________


16.   SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                             Year Ended
                             December 31,     Fourth              Third            Second           First
                                1995          Quarter             Quarter          Quarter         Quarter
                             -----------    -----------         ----------       ----------       ----------
Revenue                      $18,059,000     $4,812,000         $4,357,000       $4,521,000       $4,369,000

Operating income                 497,000         14,000             87,000          192,000          204,000

Net income                       527,000         57,000             83,000          151,000          236,000

Net income per common
  share                             $.09           $.01               $.01             $.03             $.04




                             Year Ended
                             December 31,       Fourth            Third            Second           First
                                1994            Quarter           Quarter          Quarter         Quarter
                             -----------      -----------       ----------       ----------       ----------
Revenue                      $17,034,000       $4,378,000       $4,507,000       $4,128,000       $4,021,000

Operating income                 602,000           92,000          126,000           88,000          296,000

Net income                       577,000           77,000          130,000           92,000          278,000

Net income per common
  share                             $.09             $.01             $.02             $.01             $.04

                    PRIMEENERGY CORPORATION AND SUBSIDIARIES

                           SUPPLEMENTARY INFORMATION
                                    _______

                                  (UNAUDITED)

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

         CAPITALIZED COSTS RELATING to OIL and GAS PRODUCING ACTIVITIES

                           December 31, 1995 and 1994
                                ________________

                                  (Unaudited)




                                                                                1995                    1994
                                                                                ----                    ----
Developed oil and gas properties                                            $25,024,000             $24,120,000
Undeveloped oil and gas properties                                               -                      162,000
                                                                            -----------             -----------

                                                                             25,024,000              24,282,000

Accumulated depreciation, depletion and valuation allowance                  14,956,000              13,745,000
                                                                            -----------             -----------

             Net capitalized costs (1)                                      $10,068,000             $10,537,000
                                                                            ===========             ===========


(1) Includes $177,000 in 1995 and $167,000 in 1994 related to the net cost of gas gathering facilities.


              COSTS INCURRED in OIL and GAS PROPERTY ACQUISITION,
                     EXPLORATION and DEVELOPMENT ACTIVITIES

                     Years ended December 31, 1995 and 1994
                               _________________

                                  (Unaudited)


                                                                                1995                    1994
                                                                                ----                    ----
Acquisition of properties:
     Developed                                                               $1,128,000              $3,549,000
     Undeveloped                                                                   -                    162,000

Exploration costs, excluding valuation allowance                                 50,000                  17,000

Development costs                                                               935,000                 440,000



              See accompanying notes to supplementary information.

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                   STANDARDIZED MEASURE of DISCOUNTED FUTURE
             NET CASH FLOWS RELATING to PROVED OIL and GAS RESERVES

                     years ended December 31, 1995 and 1994
                               _________________

                                  (Unaudited)




                                                                                1995                    1994
                                                                                ----                    ----
Future cash inflows                                                         $41,946,000             $29,749,000

Future production and development costs                                     (26,181,000)            (19,198,000)

Future income tax expenses                                                     (837,000)               (171,000)
                                                                            -----------             -----------

           Future net cash flows                                             14,928,000              10,380,000

10% annual discount for estimated timing of cash flow                        (5,794,000)             (3,607,000)
                                                                            -----------             -----------

           Standardized measure of discounted
             future net cash flow                                           $ 9,134,000             $ 6,773,000
                                                                            ===========             ===========





              See accompanying notes to supplementary information.

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                   STANDARDIZED MEASURE of DISCOUNTED FUTURE
                  NET CASH FLOWS and CHANGES THEREIN RELATING
                         to PROVED OIL and GAS RESERVES

                     years ended December 31, 1995 and 1994
                               _________________

                                  (Unaudited)


The following are the principal sources of change in the standardized measure of discounted future net cash flows during 1995 and 1994:

                                                                                1995                    1994
                                                                                ----                    ----
Sales of oil and gas produced, net of production costs                      ($1,925,000)            ($1,612,000)
Net changes in prices and production costs                                      409,000              (1,411,000)
Extensions, discoveries and improved recovery,
   less recovery costs                                                          335,000                 204,000
Revisions of previous quantity estimates                                      2,272,000                 (61,000)
Reserves purchased, net of development costs                                    883,000               1,913,000
Net change in development costs                                                 125,000                 601,000
Reserves sold                                                                   (15,000)                  -
Accretion of discount                                                           677,000                 669,000
Net change in income taxes                                                     (209,000)                 (7,000)
Other                                                                          (191,000)               (213,000)
                                                                             ----------              ----------
          Net change                                                          2,361,000                  83,000
Standardized measure of discounted future net cash flow:

      Beginning of year                                                       6,773,000               6,690,000
                                                                             ----------              ----------

      End of year                                                            $9,134,000              $6,773,000
                                                                             ==========              ==========





              See accompanying notes to supplementary information.

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                          RESERVE QUANTITY INFORMATION

                     years ended December 31, 1995 and 1994
                               _________________

                                  (Unaudited)





                                                        1995                                  1994
                                              --------------------------          -----------------------------
                                                  Gas             Oil                Gas                 Oil
                                                 (Mcf)          (bbls.)             (Mcf)              (bbls.)
                                              ----------        --------          ----------          --------
Proved developed and undeveloped
   reserves:
      Beginning of year                        9,804,000         801,000           9,273,000            588,000
      Extensions, discoveries
         and improved recovery                   544,000          18,000             239,000            28,000
      Revisions of previous
         estimates (1)                         3,646,000         137,000          (1,241,000)           187,000
      Sales                                        -              (5,000)               -                 -
      Purchases                                1,558,000         109,000           2,941,000            141,000
      Production                              (1,952,000)       (155,000)         (1,408,000)         (143,000 )
                                              ----------        --------          ----------          --------

      End of year                             13,600,000         905,000           9,804,000           801,000
                                              ==========        ========          ==========          ========


Proved developed reserves                     13,549,000         905,000           9,675,000           799,000
                                              ==========        ========          ==========          ========



(1)  Revisions during 1994 and 1995 relate primarily to changes in prices.





              See accompanying notes to supplementary information.

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

          RESULTS of OPERATIONS from OIL and GAS PRODUCING ACTIVITIES years ended December 31, 1995 and 1994
                               _________________

                                  (Unaudited)





                                                                                1995                    1994
                                                                                ----                    ----
Revenue:
      Oil and gas sales                                                      $6,024,000             $ 5,209,000
                                                                             ----------             -----------

Costs and expenses:
      Lease operating expense                                                 4,100,000               3,597,000
      Exploration costs                                                          50,000                  17,000
      Depreciation and depletion                                              2,430,000               1,852,000
      Income tax (benefit) expense                                              (64,000)                (24,000)
                                                                             ----------             -----------
                                                                              6,516,000               5,442,000
                                                                             ----------             -----------

          Results of operations from producing activities
             (excluding corporate overhead and interest costs)              ($  492,000)            ($  233,000)
                                                                             ==========             ===========





              See accompanying notes to supplementary information.

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                       NOTES to SUPPLEMENTARY INFORMATION
                                ________________

                                  (Unaudited)


1.   PRESENTATION OF RESERVE DISCLOSURE INFORMATION

     Reserve disclosure information is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 69 ("SFAS 69"), "Disclosures About Oil and Gas Producing Activities."

2.   DETERMINATION OF PROVED RESERVES

     The estimates of the Company's proved reserves were determined by an independent petroleum engineer in accordance with the provisions of SFAS
     69. The estimates of proved reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development and other factors. Estimated future net revenues were computed by applying current prices of oil and gas received by the Company to estimated future production of reserves, less estimated future development and production costs based on current costs.

3.   RESULTS OF OPERATIONS FROM OIL AND GAS PRODUCING ACTIVITIES

     The results of operations from oil and gas producing activities were prepared in accordance with the provisions of SFAS 69. General and administrative expenses, interest costs and other unrelated costs are not deducted in computing results of operations from oil and gas activities.

4.   STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS AND
     CHANGES THEREIN RELATING TO PROVED OIL AND GAS RESERVES

     The standardized measure of discounted future net cash flows relating to proved oil and gas reserves and the changes of standardized measure of discounted future net cash flows relating to proved oil and gas reserves were prepared in accordance with the provisions of SFAS 69.

     Future cash inflows are computed as described in Note 2 by applying current prices to year-end quantities of proved reserves.

     Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at year-end, based on year-end costs and assuming continuation of existing economic conditions.

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                               _________________

                                  (Unaudited)


     Future income tax expenses are calculated by applying the year-end U.S. tax rate to future pre-tax net cash flows relating to proved oil and gas reserves, less the tax basis of properties involved. Future income tax expenses give effect to permanent differences and tax credits and allowances relating to the proved oil and gas reserves.

     Future net cash flows are discounted at a rate of 10% annually (pursuant to SFAS 69) to derive the standardized measure of discounted future net cash flows. This calculation does not necessarily represent an estimate of fair market value or the present value of such cash flows since future prices and costs can vary substantially from year-end and the use of a 10% discount figure is arbitrary.

                               INDEX TO EXHIBITS

 EXHIBIT NO.                                           DESCRIPTION
 -----------                                           -----------

    3.1            --  Certificate of Incorporation as amended, of PrimeEnergy Corporation. (Incorporated herein by reference to Exhibit 3.1 of PrimeEnergy Corporation Form 10-KSB for the year ended December 31,
                       1994)

    3.2            --  Bylaws of PrimeEnergy Corporation. (Incorporated herein by reference to Exhibit 3.2 of
                       PrimeEnergy Corporation Form 10-KSB for the year ended December 31, 1994)

   10.1            --  PrimeEnergy Corporation 1983 Incentive Stock Option Plan (Incorporated herein by reference to
                       Exhibit 10.1 of PrimeEnergy Corporation Form 10-KSB for the year ended December 31, 1994) (1)

   10.3            --  Massachusetts Mutual Flexinvest 401 (k) Plan as amended and restated. (Incorporated herein by reference to Exhibit 10.3 of PrimeEnergy Corporation Form 10-KSB for the year ended December 31,
                       1994) (1)

   10.7            --  Credit Agreement dated April 26, 1995, between PrimeEnergy Corporation, PrimeEnergy Management
                       Corporation and Bank One, Texas, National Association. (Incorporated herein by reference to
                       Exhibit 10.7 to PrimeEnergy Corporation Form 8-K dated April 26, 1995)

   10.7.1          --  First Amendment to Credit Agreement Among PrimeEnergy Corporation and PrimeEnergy Management
                       Corporation, as Borrowers, Bank One, Texas, National Association, as Agent, and the Lenders
                       Signatory Hereto, effective as of October 6, 1995. (filed herewith)

   10.8            --  Mortgage, Deed of Trust, Indenture, Security Agreement, Financing Statement and Assignment of
                       Production dated May 27, 1994, as ratified and amended April 26, 1995, between PrimeEnergy
                       Corporation, PrimeEnergy Management Corporation and Bank One, Texas, National Association.
                       (Incorporated herein by reference to Exhibit 10.8 to PrimeEnergy Corporation Form 8-K dated April
                       26, 1995)

   10.15           --  Employment Agreement between K.R.M. Petroleum Corporation and Charles E. Drimal, Jr.
                       (Incorporated herein by reference to Exhibit 10.15 of PrimeEnergy Corporation Form 10-KSB for the
                       year ended December 31, 1994) (1)

   10.17           --  Amended Marketing Agreement between PrimeEnergy Management Corporation and Charles E. Drimal, Jr.
                       (Incorporated herein by reference to Exhibit 10.17 of PrimeEnergy Corporation Form 10-KSB for the
                       year ended December 31, 1994) (1)

   10.18           --  Composite copy of Non-Statutory Option Agreements. (Incorporated herein by reference to Exhibit
                       10.18 to PrimeEnergy Corporation Form 10-KSB for the year ended December 31, 1994) (1)

   22              --  Subsidiaries. (filed herewith)

   24              --  Consent of Ryder Scott Company. (filed herewith)

   27              --  Financial Data Schedule. (filed herewith)

(1) Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-KSB.