Form 10QSB
period 1996-03-31
PRIMEENERGY CORP
filed 1996-05-14
CIK 56868

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                   ________________________________

                              FORM 10-QSB

/X/   Quarterly  Report Under Section 13 or 15(d)  of  the  Securities
Exchange Act of 1934

For the Quarterly Period Ended March 31, 1996

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


The number of shares outstanding of each class of the Registrant's Common Stock as of May 9, 1996 was: Common Stock, $0.10 par value, 5,213,799 shares.

                        PrimeEnergy Corporation

                         Index to Form 10-QSB

                            March 31, 1996



Part I -  Financial Information

Consolidated Balance Sheets - March 31, 1996 and
December 31, 1995                                                3-4

Consolidated Statements of Operations for the three months
ended March 31, 1996 and 1995                                    5

Consolidated Statement of Stockholders' Equity for the
three months ended March 31, 1996                                6

Consolidated Statements of Cash Flows for the three months
ended March 31, 1996 and 1995                                    7

Notes to Consolidated Financial Statements                       9-13

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                        14-16


Part II - Other Information                                      16

Signatures                                                       17


                        PrimeEnergy Corporation

                      Consolidated Balance Sheets

                 March 31, 1996 and December 31, 1995



                                              March 31,   December 31,
                                                1996         1995
                                             (Unaudited)   (Audited)

Current assets:
  Cash and cash equivalents                $   843,000   $ 1,009,000
  Restricted cash and cash
    equivalents (Note 2)                        893,000      713,000
  Accounts receivable (Note 3)                1,915,000    2,311,000
  Due from related parties (Note 9)           2,125,000    2,939,000
  Other current assets                          594,000      597,000
  Prepaid expenses                              104,000      151,000
  Deferred income taxes                         198,000      198,000
                                             ----------   ----------
      Total current assets                    6,672,000    7,918,000
                                             ----------   ----------

Property and equipment, at cost(Notes 1 and 4):
  Oil and gas properties (successful
    efforts method) - developed              25,391,000   25,024,000
  Furniture, fixtures and equipment
    including leasehold improvements          4,786,000    4,696,000
                                             ----------   ----------
                                             30,177,000   29,720,000
  Accumulated depreciation and depletion    (18,549,000) (17,766,000)
                                             ----------   ----------
    Net property and equipment               11,628,000   11,954,000
                                             ----------   ----------

Other assets                                    501,000      487,000
Due from affiliates                             325,000      325,000
                                             ----------   ----------
    Total assets                           $ 19,126,000  $20,684,000
                                             ==========   ==========


See accompanying notes to the consolidated financial statements.



                        PrimeEnergy Corporation

                      Consolidated Balance Sheets

                 March 31, 1996 and December 31, 1995

                                              March 31,   December 31,
                                                1996         1995
                                             (Unaudited)   (Audited)
Current liabilities:
  Current portion of other long-term
    obligations (Note 6)                   $    195,000  $   202,000
  Accounts payable                            2,908,000    2,691,000
  Accrued liabilities:
    Taxes (Note 1)                               25,000       26,000
    Interest and other                        1,246,000    1,139,000
  Due to related parties (Note 9)               856,000    1,319,000
                                             ----------   ----------
    Total current liabilities                 5,230,000    5,377,000
                                             ----------   ----------

Long-term bank debt (Note 5)                  6,025,000    7,400,000
Other long-term obligations (Note 6)            463,000      507,000
Deferred income taxes (Note 1)                  331,000      333,000
Stockholder's equity:
  Preferred stock, $.10 par, authorized
    10,000 shares; none issued                   --           --
  Common stock, $.10 par value, authorized
    15,000,000 shares; issued 7,597,970
    in 1996 and 1995                            760,000      760,000
  Paid in capital                            10,888,000   10,888,000
  Accumulated deficit                         (956,000)    (992,000)
                                             ----------   ----------
                                             10,692,000   10,656,000
  Treasury stock, at cost, 2,372,271
    common shares in 1996 and 2,361,961
    common shares in 1995                   (3,615,000)  (3,589,000)
                                             ----------   ----------
    Total stockholders' equity                7,077,000    7,067,000
                                             ----------   ----------
      Total liabilities and equity          $19,126,000  $20,684,000
                                             ==========  ===========

See accompanying notes to the consolidated financial statements.



                        PrimeEnergy Corporation

                 Consolidated Statements of Operations

              Three Months Ended March 31, 1996 and 1995
                              (Unaudited)

                                                1996         1995
Revenue:
  Oil and gas sales                        $  1,621,000  $ 1,485,000
  District operating income                   2,294,000    2,376,000
  Administrative revenue (Note 9)               386,000      386,000
  Reporting and management fees (Note 9)         87,000       88,000
  Interest and other income                      58,000       34,000
                                             ----------   ----------
    Total revenue                             4,446,000    4,369,000
                                             ----------   ----------

Costs and expenses:
  Lease operating expense                     1,037,000      966,000
  District operating expense                  1,765,000    1,768,000
  Depreciation and depletion of
    oil and gas properties                      624,000      539,000
  General and administrative expense            688,000      750,000
  Exploration costs                             184,000        --
  Interest expense (Notes 5 and 6)              138,000      142,000
                                             ----------   ----------
    Total costs and expenses                  4,436,000    4,165,000
                                             ----------   ----------
Income (loss) from operations                    10,000      204,000
Gain on sale and exchange of assets              45,000       58,000
                                             ----------   ----------
Net income before income taxes                   55,000      262,000

Provision for income taxes                       19,000       26,000
                                             ----------   ----------
Net income                                 $     36,000  $   236,000
                                             ==========   ==========

Primary income per common share (Note 11)         $0.01        $0.04
                                                   ====         ====
Fully diluted income per common share (Note 11)   $0.01        $0.04
                                                   ====         ====
See accompanying notes to consolidated financial statements.



                        PrimeEnergy Corporation

            Consolidated Statement of Stockholder's Equity

                   Three Months Ended March 31, 1996

                                                           Add'l
                                        Common Stock       paid in         Accumulated Treasury
                                     Shares     Amount     Capital         Deficit      Stock        Total
                                    --------    --------   --------        --------    ---------     --------
Balance at December 31, 1995        $7,597,970  $760,000   $10,888,000     ($992,000    3,589,000)   $7,067,000

Purchased 10,310 shares of
  common stock                                                                            (26,000)      (26,000)

Net income                                                                    36,000       36,000
                                   ----------- ---------  ------------     ---------  -----------    ----------

Balance at March 31, 1996          $7,597,970   $760,000   $10,888,000     ($956,000) ($3,615,000)   $7,077,000
                                   =========== =========  ============     ========== ============   ==========


























See accompanying notes to consolidated financial statements.
                        PrimeEnergy Corporation

                 Consolidated Statements of Cash Flows

              Three Months Ended March 31, 1996 and 1995
                              (Unaudited)

                                              March 31      March 31
                                                1996          1995

Net cash provided by operating activities  $ 1,722,000 $    (99,000)
                                             ----------   ----------

Cash flows from investing activities:
  Additions to property and equipment         (490,000)    (412,000)
  Proceeds from sale of property
    and equipment                               54,000       80,000
                                             ----------   ----------
    Net cash used in investing activities     (436,000)    (332,000)
                                             ----------   ----------

Cash flows from financing activities:
  Purchase of treasury stock                   (26,000)    (165,000)
  Increase in long-term bank debt and
    other long-term obligations              2,707,000    2,670,000
  Repayment of long-term bank debt and
    other long-term obligations             (4,133,000)  (4,916,000)
  Cash overdraft                                --          840,000
                                             ----------   ----------
    Net cash used in financing activities    1,452,000   (1,571,000)
                                             ----------   ----------

Net increase (decrease) in cash and
  cash equivalents                            (166,000)  (2,002,000)

Cash and cash equivalents at the
  beginning of the period                    1,009,000    2,197,000
                                            ----------   ----------
Cash and cash equivalents at the
  end of the period                         $  843,000   $  195,000
                                            ==========   ==========



See accompanying notes to consolidated financial statements.
                        PrimeEnergy Corporation

              Notes to Consolidated Financial Statements

                            March 31, 1996


(1)  Summary of Significant Accounting Policies:

     (a)  Company operations-

     PrimeEnergy Corporation ("PEC"), a Delaware corporation, was organized in March 1973, and in September 1989 acquired PrimeEnergy Management Corporation ("PEMC") as a wholly-owned subsidiary. In September 1990, PEC acquired field service equipment from the Eastern Service Joint Venture and established Eastern Oil Well Service Company ("EOWSC") as a wholly-owned subsidiary. During 1992, Prime Operating Company ("POC") was formed as a wholly-owned subsidiary of PEC to act as operator for the majority of the producing oil and gas properties owned by the company and affiliated entities. Also during 1992, PEC acquired additional field service equipment and formed Southwest Oilfield Construction Company ("SOCC") as a wholly-owned subsidiary. The Consolidated Financial Statements include the accounts of PrimeEnergy Corporation and its subsidiaries (collectively, the "Company"). In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all necessary adjustments and elimination of all significant intercompany transactions and balances to present fairly the financial position as of March 31, 1996 and December 31, 1995, and the results of operations and cash flows for the periods ended March 31, 1996 and 1995. All such adjustments are of a normal recurring nature. The results of operations for the above periods are not necessarily indicative of the results to be expected for the full year.

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

     (h)  Hedging-

     From time to time the Company may enter into futures contracts in order to reduce its exposure related to changes in oil and gas prices. In accordance with Statement of Financial Accounting Standards No. 80, any gain or loss on such contracts is treated as an adjustment to oil and gas revenue.

     (i)  Use of Estimates-

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (j)  Recently Issued Accounting Standards-

     In March 1995, FAS Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Asset to Be Disposed Of" was issued, effective January 1, 1996. FAS No. 121 requires that in the event certain facts and circumstances indicate an asset may be impaired, an evaluation of recoverability must be performed to determine whether or not the carrying amount of the asset is required to be written down. The adoption of this standard resulted in additional depletion expense of $78,000 in the first quarter of 1996.

     In October 1995, FAS Statement NO. 123, "Accounting for Stock-Based Compensation" was issued, effective January 1, 1996. The Company will continue to measure compensation costs for its employee stock compensation as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees", and comply with the disclosure requirements of FAS Statement No. 123 rather than record compensation expense in accordance with the new standard.


(2)  Restricted Cash and Cash Equivalents:

     Restricted cash and cash equivalents includes $426,000 and $467,000 at March 31, 1996 and December 31, 1995, respectively, of cash primarily pertaining to unclaimed royalty payments. There were corresponding accounts payable recorded at March 31, 1996 and December 31, 1995 for these liabilities.

     Restricted cash also includes $467,000 and $246,000 at March 31, 1996 and December 31, 1995, respectively, relating to the 1994-I and 1995-I Development Programs. These funds are committed for the use on the Development Programs; however, they are available to satisfy any working capital needs of the Company.


(3)  Accounts Receivable

     Accounts receivable at March 31, 1996 and December 31, 1995 consisted of the following:

                                       March 31,        December 31,
                                         1996               1995

      Joint Interest Billing          $   692,000       $   918,000
      Trade Receivables                    92,000            98,000
      Oil and Gas Sales                 1,111,000           994,000
      Other                                92,000           399,000
                                        ---------         ---------
                                        1,987,000         2,409,000

      Less, Allowance for doubtful
       accounts                           (72,000)         ( 98,000)
                                        ---------         ---------
                                      $ 1,915,000       $ 2,311,000
                                        =========         =========



(4)  Property and equipment

     Property and equipment at March 31, 1996 and December 31, 1995 consisted of the following:

                                       March 31,        December 31,
                                         1996               1995

      Oil and gas properties
        at cost                       $25,391,000       $25,024,000
      Less, accumulated depletion
        and depreciation              (15,580,000)      (14,956,000)
                                      ------------      ------------
                                        9,811,000        10,068,000
                                      ------------      ------------

      Furniture, fixtures and
        and equipment                   4,786,000         4,696,000
      Less, accum. depreciation        (2,969,000)       (2,810,000)
                                       ----------        ----------
                                        1,817,000         1,886,000
                                       ----------        ----------
      Total net property and
        equipment                     $11,628,000       $11,954,000
                                       ==========        ==========


(5)  Long-Term Bank Debt

     At December 31, 1995, the Company was party to a line of credit agreement with a bank with a borrowing base of $12.5 million. On May 3, 1996, the bank extended the borrowing base to a non-reducing $15 million. Twenty-five percent of the borrowing is syndicated to a second bank. The agreement provides for interest at 1/2% over the bank's base rate as defined, or 2-3/4% over the London Inter-Bank Offered Rate (LIBOR) for the interest period requested, payable at the end of the interest period.

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


(6)  Other Long-Term Obligations:

     Other long-term obligations at March 31, 1996 and December 31, 1995 consisted of the following:

                                        March 31,       December 31,
                                          1996              1995
      Subordinated debentures due
       December 31, 1998              $   225,000       $ 225,000

      Installment notes payable           292,000         321,000

      Capital lease obligations           141,000         163,000
                                        ---------       ---------
                                          658,000         709,000

      Less, current portion              (195,000)       (202,000)
                                        ---------       ---------
                                      $   463,000       $ 507,000
                                        =========       =========

     The secured subordinated debentures are held by affiliated Partnerships in which PEMC is a general partner. Interest was payable at 9.25% through 1995, 6.5% through 1996 and 1% above year end money market rates thereafter. The installment notes bear interest ranging from 5% to 10%.


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

     As a general partner, PEMC is committed to offer to purchase the limited partners' interest in certain of its managed Partnerships at various annual intervals. Under the terms of a partnership agreement, PEMC is not obligated to purchase an amount greater than 10% of the total partnership interest outstanding. In addition, PEMC will be obligated to purchase interests tendered by the limited partners only to the extent of one-hundred fifty
     (150) percent of the revenues received by it from such partnership in the previous year. Purchase prices are based upon annual reserve reports of independent petroleum engineering firms discounted by a risk factor. Based upon historical production rates and prices, management estimates that if all such offers were to be accepted, the maximum annual future purchase commitment would be approximately $500,000.


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

     On January 27, 1983, the Company adopted the 1983 Incentive Stock Option Plan. At March 31, 1996 and 1995, options on 124,000 and 134,000 shares were exercisable at $1.50 per share, respectively, and no additional shares were available for granting.


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

     Due to related parties at March 31, 1996 and December 31, 1995 primarily represent receipts collected by the Company, as agent, from oil and gas sales net of expenses. Receivables from affiliates consist of reimbursable general and administrative costs, lease operating expenses and reimbursements for property acquisitions and related costs.


11)  Income per share:

     The weighted average number of common shares and common stock equivalents outstanding used in the income per share calculation are as follows:

                          Three Months Ended
                              March 31,
                           1996      1995

     Primary            5,745,674  6,121,384
                        =========  =========

     Fully diluted      5,747,695  6,121,488
                        =========  =========



12)  Subsequent events:

The Company has agreed to purchase certain oil and gas properties and other assets of an unrelated company for a cash consideration of approximately $7,000,000. The Company will utilize funds available under its existing line of credit to complete this transaction.


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


LIQUIDITY AND CAPITAL RESOURCES

On April 26, 1995, the Company entered into a revised credit agreement with Bank One, Texas NA providing for a $12.5 million revolving line of credit on a $50 million master promissory note. This new agreement introduces Den norske Bank, AS as a 25% syndication partner in the line, once the Company reaches borrowings of $12.5 million for over one month. The agreement also provides for a lower floating rate compared to previous agreements as well as the ability to borrow based upon the London Inter-Bank Offered Rate (LIBO). The borrowing base will be non-reducing and will be revised every six months by the banks.

Pursuant to the semi-annual redetermination of the borrowing base, the Company's line of credit was increased to $15,000,000. The Company will utilize the funds available under this line to fulfill the Company's commitments related to certain agreements to purchase and develop oil and gas properties. (See Item 5 Other Information)

Most of the Company's oil and gas properties as well as certain receivables and equipment are pledged as security under the agreement. The Company is required to maintain, as defined, a minimum current ratio, tangible net worth, and debt and interest coverage ratios. The line of credit now bears interest at 1/2% over the bank's base rate, as defined payable monthly, or 2-3/4% over the published LIBO rate, payable at the end of the applicable interest period.



The Company's primary source of working capital during the first three months of 1996 was through internally generated funds coupled with cash balances at the prior year-end. Net cash provided by operations was used primarily to repay bank debt and continue property development.

The Company's focus is on the acquisition of producing oil and gas properties and the expansion of its service and operating functions and it intends to continue to seek additional opportunities in these areas.

During the first quarter, the Company spent approximately $622,000 on the acquisition and development of its oil and gas interests, including $184,000 of dry hole costs and $96,000 of limited partner buybacks. Additionally, the Company spent approximately $49,000 on trucks and automobiles used in connection with field service operations, and an additional $73,000 on computer and related equipment and software.

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


RESULTS OF OPERATIONS

Net income declined to $36,000 in the first quarter of 1996 as compared to $236,000 during the same period in 1995. The primary reason for this decline was $184,000 in dry hole costs incurred in 1996. Also, additional depletion expense of $78,000 was recorded in 1996 due to the adoption of Statement of Financial Accounting Standards number 121.

Oil and gas sales from directly owned properties of $1,222,000 for the first quarter of 1996 represented a 3% increase over sales in the first quarter of 1995, as a decrease in production volumes from the natural decline curves of properties was offset by increases in average oil and gas prices received. Average prices received for directly owned oil production increased substantially from approximately $16.33 per barrel in 1995 to $18.13 in the first quarter of 1996. Average gas prices also increased substantially from $1.85 per Mcf received in the first quarter of 1995 to $2.15 per Mcf received during the comparable period in 1996.

Oil and gas sales related to PEMC's carried interest in the Partnerships and other ventures increased approximately 35%, or $103,000, primarily due to substantially higher oil and gas prices received by those entities and additional properties acquired and developed during 1995.

The majority of the production from the companies San Pedro Ranch property was formerly sold under a fixed price gas contact which expired at the beginning of March 1996. Based on spot prices currently being received, the expiration of this contract will result in a decrease in oil and gas revenue of approximately $26,000 per month.

District operating income decreased $82,000 or 3% compared to the first quarter of 1995. This decrease is primarily due to decreased activity on the San Pedro Ranch property operated by the Company.

Administrative revenue for the first quarter of 1996 was consistent with the first quarter of 1995. Amounts received in both years from certain partnerships are substantially less than the amounts allocable to those Partnerships under the Partnership agreements. The lower amounts reflect PEMC's efforts to limit costs incurred and those allocated to the Partnerships.

Lease operating expense for the first quarter of 1996 increased 7% or $72,000 compared to the first quarter of 1995. A decrease in expense on existing directly owned properties of $62,000 was more than offset by expense of $88,000 on such properties acquired during the year. Expenses related to PEMC's carried interest in the partnerships and other ventures increase $52,000 primarily due to the acquisition of new properties and development of existing properties by these entities during the year.

Depreciation and depletion of oil and gas properties for the first quarter increased $84,000, or 16% compared to the first quarter of 1995. This increase is primarily due to a charge of $78,000 to depletion expense due to the adoption of FASB 121 in the first quarter of 1996.

The Company receives reimbursement for costs incurred related to the evaluation, acquisition and development of properties on behalf of its related partnerships, trusts, and other joint venture partners. To the extent that these costs are expended at the district level, the reimbursements reduce total district operating expenses. Alternatively, if the expenses are incurred by PEMC, such reimbursements reduce total general and administrative expenses. Property acquisition cost reimbursement decreased to $300,000 in the first quarter of 1996 as compared to $375,000 in the comparable period in 1995, as less time was spent analyzing possible acquisitions on behalf of partnerships, trusts and joint venture partners.

District operating expense remained relatively constant with the first quarter of 1995.

General and administrative expenses decreased $61,000, or 8% compared to the first quarter of 1995. The large decrease is primarily due to staff reductions and other cost cutting measures implemented in the second half of 1995.

The Company incurred $184,000 in exploration costs in the first quarter of 1996 related to the drilling of a dry hole in Victoria
County, Texas. No comparable expense was incurred in the first quarter of 1995.

Interest expense during the first quarter decreased approximately 3% as debt levels decreased slightly due to a portion of 1995 operating cash flow being used to pay down bank debt.



Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Registrant will be held on Wednesday, June 20, 1996 to elect a Board of Directors and to transact such other procedural business as may properly be brought before the meeting.







Item 5.   Other Information

The Company has agreed to purchase oil and gas properties and other assets of an unrelated company for a cash consideration of approximately $7,000,000, to be provided through the Company's existing bank credit facility. These transactions have not been finalized and it is anticipated that the acquisition will be completed in the near future and will be reported on a Form 8-K.

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





May 13, 1996                            /s/ Charles E. Drimal, Jr.
   (Date)                               --------------------------
                                        Charles E. Drimal, Jr.
                                        President
                                        Principal Executive Officer






May 13, 1996                            /s/ Beverly A. Cummings
   (Date)                               --------------------------
                                        Beverly A. Cummings
                                        Executive Vice President
                                        Principal Financial and
                                        Accounting Officer