Form 10QSB
period 1996-06-30
PRIMEENERGY CORP
filed 1996-08-12
CIK 56868

U.S. SECURITIES AND EXCHANGE COMMISSION
			Washington, D.C. 20549
		   ________________________________

			      FORM 10-QSB

/X/   Quarterly  Report Under Section 13 or 15(d)  of  the  Securities
Exchange Act of 1934

For the Quarterly Period Ended June 30, 1996

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

The number of shares outstanding of each class of the Registrant's Common Stock as of August 9, 1996 was: Common Stock, $0.10 par value, 5,119,457 shares.
			PrimeEnergy Corporation

			 Index to Form 10-QSB

			     June 30, 1996



Part I -  Financial Information

Consolidated Balance Sheets - June 30, 1996 and
December 31, 1995                                                3-4

Consolidated Statements of Operations for the six months
ended June 30, 1996 and 1995                                     5

Consolidated Statements of Operations for the three months
ended June 30, 1996 and 1995                                     6

Consolidated Statement of Stockholders' Equity for the
six months ended June 30, 1996                                   7

Consolidated Statements of Cash Flows for the six months
ended June 30, 1996 and 1995                                     8

Notes to Consolidated Financial Statements                       9-17

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                        18-22


Part II - Other Matters                                          23

Signatures                                                       24
















			PrimeEnergy Corporation

		      Consolidated Balance Sheets

		  June 30, 1996 and December 31, 1995

					      June 30,   December 31,
						1996         1995
					    (Unaudited)   (Audited)
Current assets:
  Cash and cash equivalents                $ 1,305,000   $ 1,009,000
  Restricted cash and cash
    equivalents (Note 2)                        747,000      713,000
  Accounts receivable (Note 3)                3,163,000    2,311,000
  Due from related parties (Note 9)           3,060,000    2,939,000
  Other current assets                          314,000      597,000
  Prepaid expenses                               99,000      151,000
  Deferred income taxes                         198,000      198,000
					     ----------   ----------
      Total current assets                    8,886,000    7,918,000
					     ----------   ----------

Property and equipment, at cost(Notes 1 and 4):
  Oil and gas properties (successful
    efforts method) - developed              32,916,000   25,024,000
  Furniture, fixtures and equipment
    including leasehold improvements          4,958,000    4,696,000
					     ----------   ----------
					     37,874,000   29,720,000
  Accumulated depreciation and depletion   (19,542,000) (17,766,000)
					     ----------   ----------
    Net property and equipment               18,332,000   11,954,000
					     ----------   ----------

Other assets                                    546,000      487,000
Due from affiliates                             325,000      325,000
					     ----------   ----------
    Total assets                           $ 28,089,000  $20,684,000
					     ==========   ==========








See accompanying notes to the consolidated financial statements.

				   3
			PrimeEnergy Corporation

		      Consolidated Balance Sheets

		  June 30, 1996 and December 31, 1995

					      June 30,   December 31,
						1996         1995
					    (Unaudited)    (Audited)
Current liabilities:
  Current portion of other long-term
    obligations (Note 6)                   $    219,000  $   202,000
  Accounts payable                            3,955,000    2,691,000
  Accrued liabilities:
    Taxes (Note 1)                                --          26,000
    Interest and other                        1,328,000    1,139,000
  Due to related parties (Note 9)               718,000    1,319,000
					     ----------   ----------
    Total current liabilities                 6,220,000    5,377,000
					     ----------   ----------

Long-term bank debt (Note 5)                 14,100,000    7,400,000
Other long-term obligations (Note 6)            427,000      507,000
Deferred income taxes (Note 1)                  331,000      333,000
Payable for encumbered treasury
  stock (Note 10)                             1,064,000       --

Stockholders' equity:
  Preferred stock, $.10 par, authorized
    10,000 shares; none issued                   --           --
  Common stock, $.10 par value, authorized
    15,000,000 shares; issued 7,597,970
    in 1996 and 1995                            760,000      760,000
  Paid in capital                            10,888,000   10,888,000
  Accumulated deficit                         (883,000)    (992,000)
  Encumbered treasury stock (Note 10)       (1,064,000)       --
					     ----------   ----------
					      9,701,000   10,656,000
  Treasury stock, at cost, 2,420,471
    common shares in 1996 and 2,361,961
    common shares in 1995                   (3,754,000)  (3,589,000)
					     ----------   ----------
    Total stockholders' equity                5,947,000    7,067,000
					     ----------   ----------
      Total liabilities and equity         $28,089,000   $20,684,000
					     ==========   ==========

See accompanying notes to the consolidated financial statements.

				   4
			PrimeEnergy Corporation

		 Consolidated Statements of Operations

		Six Months Ended June 30, 1996 and 1995
			      (Unaudited)

						1996         1995
Revenue:
  Oil and gas sales                        $  4,009,000  $ 3,041,000
  District operating income                   4,742,000    4,787,000
  Administrative revenue (Note 9)               827,000      807,000
  Reporting and management fees (Note 9)        178,000      176,000
  Interest and other income                      85,000       79,000
					     ----------   ----------
    Total revenue                             9,841,000    8,890,000
					     ----------   ----------

Costs and expenses:
  Lease operating expense                     2,398,000    2,024,000
  District operating expense                  3,581,000    3,554,000
  Depreciation and depletion of
    oil and gas properties                    1,500,000    1,008,000
  General and administrative expense          1,791,000    1,586,000
  Exploration costs                             190,000        --
  Interest expense (Notes 5 and 6)              367,000      322,000
					     ----------   ----------
    Total costs and expenses                  9,827,000    8,494,000
					     ----------   ----------
Income from operations                           14,000      396,000
Gain on sale and exchange of assets             116,000       34,000
					     ----------   ----------
Net income before income taxes                  130,000      430,000

Provision for income taxes                       21,000       43,000
					     ----------   ----------
Net income                                 $    109,000  $   387,000
					     ==========   ==========

Primary income per common share (Note 11)         $0.02        $0.06
						   ====         ====
Fully diluted income per common share (Note 11)   $0.02        $0.06
						   ====         ====




     See accompanying notes to consolidated financial statements.

				   5
			PrimeEnergy Corporation

		 Consolidated Statements of Operations

	       Three Months Ended June 30, 1996 and 1995
			      (Unaudited)

						1996         1995
Revenue:
  Oil and gas sales                        $  2,388,000  $ 1,556,000
  District operating income                   2,448,000    2,411,000
  Administrative revenue (Note 9)               441,000      421,000
  Reporting and management fees (Note 9)         91,000       87,000
  Interest and other income                      27,000       46,000
					     ----------   ----------
    Total revenue                             5,395,000    4,521,000
					     ----------   ----------

Costs and expenses:
  Lease operating expense                     1,361,000    1,059,000
  District operating expense                  1,816,000    1,785,000
  Depreciation and depletion of
    oil and gas properties                      876,000      469,000
  General and administrative expense          1,103,000      836,000
  Exploration costs                               6,000        --
  Interest expense (Notes 5 and 6)              229,000      180,000
					     ----------   ----------
    Total costs and expenses                  5,391,000    4,329,000
					     ----------   ----------
Income from operations                           4,000      192,000
Gain (loss) on sale and exchange of assets       71,000     (24,000)
					     ----------   ----------
Net income before income taxes                   75,000      168,000

Provision for income taxes                        2,000       17,000
					     ----------   ----------
Net income                                 $     73,000  $   151,000
					     ==========   ==========

Primary income per common share (Note 11)         $0.01        $0.03
						   ====         ====
Fully diluted income per common share (Note 11)   $0.01        $0.03
						   ====         ====




     See accompanying notes to consolidated financial statements.

				   6
			     PrimeEnergy Corporation

		 Consolidated Statement of Stockholders' Equity

			 Six Months Ended June 30, 1996

						      Add'l                                Encumbered
				 Common Stock        Paid-In    Accumulated     Treasury    Treasury
			       Shares     Amount     Capital      Deficit        Stock       Stock          Total
			      --------   --------   ---------     --------      --------   ----------     ----------
Balance at December 31, 1995  7,597,970  $760,000  $10,888,000   ($992,000)   ($3,589,000)                $7,597,000

Purchased 31,843 shares of
  common stock                   --         --          --           --          ($85,000)                  ($85,000)

Purchased 400,000 shares of
   encumbered treasury stock                                                     ($80,000)  ($1,064,000) ($1,144,000)
   (Note 10)


Net income                       --         --          --         $109,000       --                        $109,000
			      ---------   -------   ----------    ---------     ---------   -----------    ---------
Balance at June 30, 1996      7,597,970  $760,000  $10,888,000   ($ 883,000)  ($3,754,000)  ($1,064,000)  $5,947,000
			      =========   =======   ==========    =========     =========   ===========   ==========











	  See accompanying notes to consolidated financial statements.

					7
			PrimeEnergy Corporation

		 Consolidated Statements of Cash Flows

		Six Months Ended June 30, 1996 and 1995
			      (Unaudited)

						1996         1995

Net cash provided by (used in)
       operating activities                $ 1,953,000 $    (99,000)
					     ----------   ----------

Cash flows from investing activities:
  Additions to property and equipment       (8,318,000)    (412,000)
  Proceeds from sale of property
    and equipment                               190,000       80,000
					     ----------   ----------
    Net cash used in investing activities   (8,128,000)    (332,000)
					     ----------   ----------

Cash flows from financing activities:
  Purchase of treasury stock                  (165,000)    (165,000)
  Increase in long-term bank debt and
    other long-term obligations              13,403,000    2,670,000
  Repayment of long-term bank debt and
    other long-term obligations             (6,767,000)  (4,916,000)
  Cash overdraft                                 --          840,000
					     ----------   ----------
    Net cash provided by (used in)
	   financing activities               6,471,000  (1,571,000)
					     ----------   ----------

Net increase (decrease) in cash and
  cash equivalents                              296,000  (2,002,000)

Cash and cash equivalents at the
  beginning of the period                     1,009,000    2,197,000
					     ----------   ----------
Cash and cash equivalents at the
  end of the period                       $   1,305,000 $    195,000
					     ==========   ==========





     See accompanying notes to consolidated financial statements.

				   8
			PrimeEnergy Corporation

	      Notes to Consolidated Financial Statements

			     June 30, 1996

(1)  Summary of Significant Accounting Policies:

     (a)  Company operations-

     PrimeEnergy Corporation ("PEC"), a Delaware corporation, was organized in March 1973, and in May 1989 acquired
     PrimeEnergy Management Corporation ("PEMC") as a wholly-owned subsidiary. In September 1990, PEC acquired field service equipment from the Eastern Service Joint Venture and established Eastern Oil Well Service Company ("EOWSC") as a wholly-owned subsidiary. During 1992, Prime Operating Company ("POC") was formed as a wholly-owned subsidiary of PEC to act as operator for the majority of the producing oil and gas properties owned by the company and affiliated entities. Also during 1992, PEC acquired additional field service equipment and formed Southwest Oilfield Construction Company ("SOCC") as a wholly-owned subsidiary. The Consolidated Financial Statements include the accounts of PrimeEnergy Corporation and its subsidiaries (collectively, the "Company"). In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all necessary adjustments and elimination of all significant intercompany transactions and balances to present fairly the financial position as of June 30, 1996 and December 31, 1995, and the results of operations and cash flows for the periods ended June 30, 1996 and 1995. All such adjustments are of a normal recurring nature. The results of operations for the above periods are not necessarily indicative of the results to be expected for the full year.















				   9
     (b)  Property and Equipment-

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






				  10
     (e)  Income per share-

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












				  11
     (j)  Recently Issued Accounting Standards-

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


(2)  Restricted Cash and Cash Equivalents:

     Restricted cash and cash equivalents includes $747,000 and $467,000 at June 30, 1996 and December 31, 1995, respectively, of cash primarily pertaining to unclaimed royalty payments. There were corresponding accounts payable recorded at June 30, 1996 and December 31, 1995 for these liabilities.

     Restricted cash at December 31, 1995, also includes $246,000 relating to the 1994-I and 1995-I Development Programs.


















				  12
(3)  Accounts Receivable

     Accounts receivable at June 30, 1996 and December 31, 1995 consisted of the following:

				       June 30,         December 31,
					 1996               1995

      Joint Interest Billing           $   840,000       $   918,000
      Trade Receivables                    148,000            98,000
      Oil and Gas Sales                  2,142,000           994,000
      Other                                 80,000           399,000
					 ---------         ---------
					 3,210,000         2,409,000

      Less, Allowance for doubtful
       accounts                           (47,000)         ( 98,000)
					 ---------         ---------
				       $ 3,163,000       $ 2,311,000
					 =========         =========


(4)  Property and Equipment

     Property and equipment at June 30, 1996 and December 31, 1995 consisted of the following:

				       June 30,         December 31,
					 1996               1995
      Oil and gas properties
	at cost                       $32,916,000       $25,024,000
      Less, accumulated depletion
	and depreciation              (16,434,000)      (14,956,000)
				       ----------        ----------
				       16,482,000        10,068,000
				       ----------        ----------

      Furniture, fixtures and
	and equipment                   4,958,000         4,696,000
      Less, accum. depreciation        (3,108,000)       (2,810,000)
				       ----------        ----------
					1,850,000         1,886,000
				       ----------        ----------
      Total net property and
	  equipment                   $18,332,000       $11,954,000
				       ==========        ==========



				  13
(5)  Long-Term Bank Debt

     At December 31, 1995, the Company was party to a line of credit agreement with a bank with a borrowing base of $12.5 million. On July 19, 1996, the bank extended the borrowing base to a non-reducing $19,250,000. Twenty-five percent of the borrowing is syndicated to a second bank. The agreement provides for interest at 1/2% over the bank's base rate as defined, or 2-3/4% over the London Inter-Bank Offered Rate (LIBOR) for the interest period requested, payable at the end of the interest period.

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


(6)  Other Long-Term Obligations:

     Other long-term obligations at June 30, 1996 and December 31, 1995 consisted of the following:

					June 30,        December 31,
					  1996              1995
      Subordinated debentures due
       December 31, 1998              $   225,000       $   225,000

      Installment notes payable           296,000           321,000

      Capital lease obligations           125,000           163,000
					---------         ---------
					  646,000           709,000

      Less, current portion              (219,000)         (202,000)
					---------         ---------
				      $   427,000       $   507,000
					=========         =========

     The secured subordinated debentures are held by affiliated Partnerships in which PEMC is a general partner. Interest was payable at 9.25% through 1995, 6.5% through 1996 and 1% above year end money market rates thereafter. The installment notes bear interest ranging from 5% to 10%.



				  14
(7)  Contingent Liabilities:

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

(8)  Stock Options and Other Compensation:

     In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. In each case such options are for a term of ten years ending May 15, 1999, and are exercisable, on a cumulative basis, as to twenty percent of the shares subject to option in each year, beginning one year after the granting of the option. At June 30, 1996, options on 802,500 shares were outstanding and exercisable at prices ranging from $1.00 to $1.25.

     On January 27, 1983, the Company adopted the 1983 Incentive Stock Option Plan. At June 30, 1996 and 1995, options on 124,000 and 134,000 shares were exercisable at $1.50 per share, respectively, and no additional shares were available for granting.




				  15
(9)  Related Party Transactions:

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

     Due to related parties at June 30, 1996 and December 31, 1995 primarily represent receipts collected by the Company, as agent, from oil and gas sales net of expenses. Receivables from affiliates consist of reimbursable general and administrative costs, lease operating expenses and reimbursements for property acquisitions, development, and related costs.

     As discussed in note 10 below, in June of 1996 the Company entered into an agreement to purchase 400,000 shares of the Company's common stock from McJunkin Corporation. The McJunkin Corporation is a major shareholder in the Company.




				  16
(10) Encumbered Treasury Stock:

	In June of 1996 the Company entered into an agreement to purchase 400,000 shares of the Company's common stock from McJunkin Corporation. The Company agreed to make 15 monthly payments of $80,000 beginning on June 1, 1996, with the shares to be held in escrow until such payments have been made. The shares are classified as encumbered treasury stock on the balance sheet, and will be unencumbered in proportion to the payments made under the agreement. The liability for future payments under the note, less imputed interest, is shown as "Payable For Encumbered Treasury Stock" on the balance sheet.



11)  Income per share:

     The weighted average number of common shares and common stock equivalents outstanding used in the income per share calculation are as follows:

			  Six Months Ended        Three Months Ended
			      June 30,                 June 30,
			   1996      1995            1996      1995

     Primary            5,760,762  6,071,487      5,773,484  6,022,112
			=========  =========      =========  =========

     Fully diluted      5,866,990  6,071,487      5,853,040  6,022,112
			=========  =========      =========  =========
















				  17
				PART I


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

Pursuant to the semi-annual redetermination of the borrowing base, the Company's line of credit was increased to $19,250,000. This increase reflects the value of the Company's increased reserve base as well as its expanded operating activities. As of June 30, 1996 the Company had $5,150,000 available under this line of credit. The Company will utilize the funds available under this line to fund continued exploration and development of oil and gas properties.


Most of the Company's oil and gas properties as well as certain receivables and equipment are pledged as security under the agreement. The Company is required to maintain, as defined, a minimum current ratio, tangible net worth, and debt and interest coverage ratios. The line of credit now bears interest at 1/2% over the bank's base rate, as defined monthly, or 2-3/4% over the published LIBO rate, payable at the end of the applicable interest period.




				  18
In May of 1996, the Company purchased from Internationale Nederlanden (U.S.) Capital Corporation properties formerly owned by Saratoga Resources, Inc. for $6,726,000. This purchase was primarily financed by drawing on the Company's existing line of credit. Additional working capital was provided through internally generated funds coupled with cash balances at the prior year-end, and was used primarily to repay bank debt, purchase treasury stock, and continue property development.

To date, the Company has drilled three wells in its 3D seismic development program. The initial results of this drilling are encouraging, and the Company anticipates additional cash flow and borrowing ability related to the development of these reserves. Based on the success of the drilling to date, the Company has developed plans to drill additional wells in the this field, and to shoot additional 3D seismic on, and develop, additional fields in the area. The Company has committed to spend in excess of $1,000,000 in the next three months on this development.

The Company also anticipates that during the second half of 1996 it will spend additional capital on the development of properties acquired in the Saratoga acquisition.

The Company will also continue to focus on the acquisition of producing oil and gas properties and the expansion of its service and operating functions and will continue to seek additional opportunities in these areas.

During the first half of the year, the Company spent approximately $8,067,000 on the acquisition and development of its oil and gas interests, including $190,000 of dry hole costs and $216,000 to buy back limited partnership interests from investors in its oil and gas partnerships. Additionally, the Company spent approximately $228,000 on trucks and automobiles used in connection with field service operations, and an additional $120,000 on computer and related equipment and software.








				  19
The Company feels that it has the ability to generate sufficient amounts of cash to meet long-term liquidity needs, as well as debt service. The Company expects to generate increased cash flows by increasing its reserve base through continued acquisitions. By increasing its reserve base, the Company's borrowing ability is increased due to additional properties available as collateral.

It is management's opinion that the current market conditions are creating some industry opportunities for those well managed companies with staying power to take advantage of the situation through mergers and acquisitions. The Company intends to continue to explore and pursue this course.


RESULTS OF OPERATIONS

Net income declined to $109,000 in the first half of 1996 as compared to $387,000 during the same period in 1995. The primary reason for this decline was $190,000 in dry hole costs incurred in 1996, coupled with higher general and administrative expenses associated with the Saratoga acquisition. Also, additional depletion expense of $78,000 was recorded in 1996 due to the adoption of Statement of Financial Accounting Standards number 121. These factors were partially offset by increased net revenue from the Company's oil and gas properties, caused primarily by significant increases in average prices received for oil and gas production.

Oil and gas sales of $4,009,000 for the first half of 1996 represented a 32% increase over sales in the first half of 1995. Second quarter 1996 sales of $2,388,000 represent a 53% increase over 1995 second quarter sales. In both cases the primary reason for the increase is $570,000 in revenue received from the newly acquired Saratoga properties May and June of 1996, combined with higher oil and gas prices. Average prices received for directly owned oil production increased substantially from approximately $16.91 per barrel in 1995 to $18.54 in the first half of 1996. Average gas prices also increased substantially from $1.73 per Mcf received in the first half of 1995 to $2.17 per Mcf received during the comparable period in 1996.

Oil and gas sales related to PEMC's carried interest in the Partnerships and other ventures increased approximately 52%, or $329,000, primarily due to substantially higher oil and gas prices received by those entities, combined with the acquisition of new properties and the development of existing properties by those entities.



				  20
District operating income remained relatively consistent with the first half of 1995, as a decrease in activity on the San Pedro Ranch property operated by the Company was offset by income from the operation of the newly acquired Saratoga properties.

Administrative revenue for the first half of 1996 was consistent with the first half of 1995. Amounts received in both years from certain partnerships are substantially less than the amounts allocable to those Partnerships under the Partnership agreements. The lower amounts reflect PEMC's efforts to limit costs incurred and those allocated to the Partnerships.

Lease operating expense for the first half of 1996 increased 18% or $374,000 compared to the first half of 1995. Second quarter 1996 lease operating expense of $1,361,000 represented an increase of $302,000 over the second quarter 1995 amount. A decrease in expense on existing directly owned properties of $101,000 was more than offset by expense of $320,000 on properties acquired since June of 1995. Expenses related to PEMC's interests in the partnerships and other ventures increased $153,000 primarily due to the acquisition of new properties and development of existing properties by these entities during the year.

The Company receives reimbursement for costs incurred related to the evaluation, acquisition and development of properties on behalf of its related partnerships, trusts, and other joint venture partners. To the extent that these costs are expended at the district level, the reimbursements reduce total district operating expenses. Alternatively, if the expenses are incurred by PEMC, such reimbursements reduce total general and administrative expenses. Property acquisition cost reimbursement decreased to $600,000 in the first quarter of 1996 as compared to $750,000 in the comparable period in 1995, due to lower payroll and related costs.

District operating expense remained relatively constant with the first half of 1995, as lower property acquisition cost reimbursement was offset by lower payroll and related costs.






				  21
General and administrative expenses increased $205,000, or 13% compared to the first half of 1995. This increase is primarily due to noncapitalizable costs incurred in connection with the purchase of the Saratoga properties.

Depreciation and depletion of oil and gas properties increased $492,000, or 49% in the first half of 1996 as compared to the first half of 1995, and $407,000 or 87% in the second quarter of 1996 as compared to the second quarter of 1995. Depletion on the Saratoga properties acquired in May of 1996 contributed $326,000 to these increases. Additionally, the adoption of FASB 121 in the first quarter of 1996 added $78,000 to depletion expense.

The Company incurred $190,000 in exploration costs in the first half of 1995 related to the drilling of a dry hole in Victoria County, Texas. No comparable expense was incurred in the first half of 1995.

Interest expense during the first half of the year increased approximately $45,000 as debt levels increased in connection with the Saratoga acquisition.


























				  22
			PART II - OTHER MATTERS

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Registrant was held on June
20, 1996. The only matter submitted to the stockholders was the election of fourteen Directors (named below), nominated by management, all of whom were currently serving as Directors. Proxies were solicited pursuant to Regulation 14A under the Securities Act of 1934, definitive copies of which were field with the Commission. There was no solicitation in opposition to management's nominees, and all of the Directors nominated for re-election were elected. The persons nominated and elected as Directors and the number of shares voting for or withheld for each, is shown below. There were no abstentions or broker non-votes.


     Name                          For               Withheld

     Samuel R. Campbell            4,712,969           10,136
     Beverly A. Cummings           4,713,019           10,086
     Charles E. Drimal, Jr.        4,713,019           10,086
     Charles E. Drimal, Sr.        4,713,169            9,936
     Matthias Eckenstein           4,712,869           10,236
     H. Gifford Fong               4,712,959           10,146
     Thomas S. T. Gimbel           4,713,069           10,036
     Clint Hurt                    4,713,069           10,036
     Robert de Rothschild          4,713,169            9,936
     Jarvis J. Slade               4,712,769           10,336
     Jan K. Smeets                 4,712,969           10,136
     Bennie H. Wallace, Jr.        4,713,169            9,936
     Gaines Wehrle                 4,712,369           10,736
     Michael H. Wehrle             4,713,019           10,086



Item 5.   OTHER INFORMATION

Exhibit 27 - Financial Data Schedule is attached to the electronic filing of this report only.


Item 6. EXHIBITS AND REPORTS ON FORM 8K
A report was filed on Form 8K for a transaction effective May 15, 1996 whereby the Company purchased from Internationale Nederlanden (U.S.) Capital Corporation properties formerly owned by Saratoga Resources, Inc.


				  23

			      SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






					PrimeEnergy Corporation
					(Registrant)





August 12, 1996                          /s/ Charles E. Drimal, Jr.
   (Date)                               --------------------------
					Charles E. Drimal, Jr.
					President
					Principal Executive Officer






August 12, 1996                          /s/ Beverly A. Cummings
   (Date)                               --------------------------
					Beverly A. Cummings
					Executive Vice President
					Principal Financial and
					 Accounting Officer








				  24