Form 10QSB
period 1996-09-30
PRIMEENERGY CORP
filed 1996-11-13
CIK 56868

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                   ________________________________

                              FORM 10-QSB

/X/   Quarterly  Report Under Section 13 or 15(d)  of  the  Securities
Exchange Act of 1934

For the Quarterly Period Ended September 30, 1996

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

The number of shares outstanding of each class of the Registrant's Common Stock as of November 12, 1996 was: Common Stock, $0.10 par value, 4,762,404 shares.

                        PrimeEnergy Corporation

                         Index to Form 10-QSB

                          September 30, 1996



Part I -  Financial Information

Consolidated Balance Sheets - September 30, 1996 and
December 31, 1995                                                3-4

Consolidated Statements of Operations for the nine months
ended September 30, 1996 and 1995                                5

Consolidated Statements of Operations for the three months
ended September 30, 1996 and 1995                                6

Consolidated Statement of Stockholders' Equity for the
nine months ended September 30, 1996                             7

Consolidated Statements of Cash Flows for the nine months
ended September 30, 1996 and 1995                                8

Notes to Consolidated Financial Statements                       9-17

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                        18-23


Part II - Other Matters                                          24

Signatures                                                       25

                        PrimeEnergy Corporation

                      Consolidated Balance Sheets

               September 30, 1996 and December 31, 1995

                                           September 30, December 31,
                                                1996         1995
                                            (Unaudited)   (Audited)
Current assets:
  Cash and cash equivalents                 $ 1,711,000  $ 1,009,000
  Restricted cash and cash
    equivalents (Note 2)                        743,000      713,000
  Accounts receivable (Note 3)                3,753,000    2,311,000
  Due from related parties (Note 9)           2,921,000    2,939,000
  Prepaid expenses                              115,000      151,000
  Other current assets                          182,000      597,000
  Deferred income taxes                         198,000      198,000
                                             ----------   ----------
      Total current assets                    9,623,000    7,918,000
                                             ----------   ----------

Property and equipment, at cost(Notes 1 and 4):
  Oil and gas properties (successful
    efforts method):
      developed                              33,425,000   25,024,000
      undeveloped                               369,000       --
  Furniture, fixtures and equipment
    including leasehold improvements          5,005,000    4,696,000
                                             ----------   ----------
                                             38,799,000   29,720,000
  Accumulated depreciation and depletion    (20,166,000) (17,766,000)
                                             ----------   ----------
    Net property and equipment               18,633,000   11,954,000
                                             ----------   ----------

Other assets                                    591,000      487,000
Due from affiliates                             325,000      325,000
                                             ----------   ----------
    Total assets                           $ 29,172,000  $20,684,000
                                             ==========   ==========






See accompanying notes to the consolidated financial statements.

                        PrimeEnergy Corporation

                      Consolidated Balance Sheets

               September 30, 1996 and December 31, 1995

                                           September 30, December 31,
                                                1996         1995
                                            (Unaudited)    (Audited)
Current liabilities:
  Current portion of other long-term
    obligations (Note 6)                   $     80,000  $   202,000
  Accounts payable                            3,460,000    2,691,000
  Accrued liabilities:
    Payroll, Benefits and Related Items         878,000      522,000
    Taxes (Note 1)                               --           26,000
    Interest and other                          476,000      617,000
  Due to related parties (Note 9)             1,177,000    1,319,000
                                             ----------   ----------
    Total current liabilities                 6,071,000    5,377,000
                                             ----------   ----------

Long-term bank debt (Note 5)                 15,500,000    7,400,000
Other long-term obligations (Note 6)            267,000      507,000
Deferred income taxes (Note 1)                  331,000      333,000
Payable for encumbered treasury
  stock (Note 10)                               845,000       --

Stockholders' equity:
  Preferred stock, $.10 par, authorized
    10,000 shares; none issued                   --           --
  Common stock, $.10 par value, authorized
    15,000,000 shares; issued 7,597,970
    in 1996 and 1995                            760,000      760,000
  Paid in capital                            10,888,000   10,888,000
  Accumulated deficit                          (598,000)    (992,000)
  Encumbered treasury stock (Note 10)          (845,000)       --
                                             ----------   ----------
                                             10,205,000   10,656,000
  Treasury stock, at cost, 2,517,450
    common shares in 1996 and 2,361,961
    common shares in 1995                    (4,047,000)  (3,589,000)
                                             ----------   ----------
    Total stockholders' equity                6,158,000    7,067,000
                                             ----------   ----------
      Total liabilities and equity         $ 29,172,000 $ 20,684,000
                                             ==========   ==========

See accompanying notes to the consolidated financial statements.

                        PrimeEnergy Corporation

                 Consolidated Statements of Operations

             Nine Months Ended September 30, 1996 and 1995
                              (Unaudited)

                                                1996         1995
Revenue:
  Oil and gas sales                        $  7,005,000  $ 4,392,000
  District operating income                   7,289,000    7,234,000
  Administrative revenue (Note 9)             1,212,000    1,243,000
  Reporting and management fees (Note 9)        263,000      275,000
  Interest and other income                     117,000      102,000
                                             ----------   ----------
    Total revenue                            15,886,000   13,246,000
                                             ----------   ----------

Costs and expenses:
  Lease operating expense                     3,966,000    3,031,000
  District operating expense                  5,419,000    5,324,000
  Depreciation and depletion of
    oil and gas properties                    2,671,000    1,576,000
  General and administrative expense          2,599,000    2,294,000
  Exploration costs                             266,000       26,000
  Interest expense (Notes 5 and 6)              682,000      511,000
                                             ----------   ----------
    Total costs and expenses                 15,603,000   12,762,000
                                             ----------   ----------
Income from operations                          283,000      484,000
Gain on sale and exchange of assets             155,000       39,000
                                             ----------   ----------
Net income before income taxes                  438,000      523,000

Provision for income taxes                       44,000       52,000
                                             ----------   ----------
Net income                                 $    394,000  $   471,000
                                             ==========   ==========

Primary income per common share (Note 11)         $0.07        $0.08
                                                   ====         ====
Fully diluted income per common share (Note 11)   $0.07        $0.08
                                                   ====         ====




     See accompanying notes to consolidated financial statements.

                        PrimeEnergy Corporation

                 Consolidated Statements of Operations

            Three Months Ended September 30, 1996 and 1995
                              (Unaudited)

                                                1996         1995
Revenue:
  Oil and gas sales                        $  2,996,000  $ 1,352,000
  District operating income                   2,547,000    2,446,000
  Administrative revenue (Note 9)               386,000      436,000
  Reporting and management fees (Note 9)         85,000       99,000
  Interest and other income                      30,000       24,000
                                             ----------   ----------
    Total revenue                             6,044,000    4,357,000
                                             ----------   ----------

Costs and expenses:
  Lease operating expense                     1,568,000    1,006,000
  District operating expense                  1,838,000    1,770,000
  Depreciation and depletion of
    oil and gas properties                    1,171,000      568,000
  General and administrative expense            810,000      712,000
  Exploration costs                              75,000       26,000
  Interest expense (Notes 5 and 6)              315,000      188,000
                                             ----------   ----------
    Total costs and expenses                  5,777,000    4,270,000
                                             ----------   ----------
Income from operations                          267,000       87,000
Gain (loss) on sale and exchange of assets       40,000        5,000
                                             ----------   ----------
Net income before income taxes                  307,000       92,000

Provision for income taxes                       23,000        9,000
                                             ----------   ----------
Net income                                 $    284,000  $    83,000
                                             ==========   ==========

Primary income per common share (Note 11)         $0.05        $0.01
                                                   ====         ====
Fully diluted income per common share (Note 11)   $0.05        $0.01
                                                   ====         ====




     See accompanying notes to consolidated financial statements.

                             PrimeEnergy Corporation

                 Consolidated Statement of Stockholders' Equity

                      Nine Months Ended September 30, 1996

                                                          Additional                                Encumbered
                                     Common Stock           Paid In     Accumulated    Treasury      Treasury
                                    Shares   Amount         Capital       Deficit       Stock         Stock        Total
                                 ------------------------------------------------------------------------------------------
Balance at December 31, 1995     7,597,970   $760,000     10,888,000     (992,000)    (3,589,000)                $7,067,000

Purchased 50,779
 shares of common stock                                                                ($159,000)                 ($159,000)

Purchased 400,000
 shares of encumbered
 treasury stock
 (Note 10)                                                                             ($299,000)   ($845,000)  ($1,144,000)

Net income                           --         --            --         $394,000          --                      $394,000
                                 -------------------------------------------------------------------------------------------
Balance at September 30, 1996    7,597,970   $760,000     10,888,000     (598,000)    (4,047,000)   ($845,000)   $6,158,000
                                 ===========================================================================================










          See accompanying notes to consolidated financial statements.

                        PrimeEnergy Corporation

                 Consolidated Statements of Cash Flows

             Nine Months Ended September 30, 1996 and 1995
                              (Unaudited)

                                                1996         1995

Net cash provided by (used in)
       operating activities                $ 3,204,000   $    81,000
                                             ----------   ----------

Cash flows from investing activities:
  Additions to property and equipment       ( 9,974,000)  (1,533,000)
  Proceeds from sale of property
    and equipment                               232,000       89,000
  Increase in notes receivable                 ( 40,000)       --
                                             ----------   ----------
    Net cash used in investing activities    (9,782,000)  (1,444,000)
                                             ----------   ----------

Cash flows from financing activities:
  Purchase of treasury stock                   (458,000)    (796,000)
  Increase in long-term bank debt and
    other long-term obligations              22,728,000    9,834,000
  Repayment of long-term bank debt and
    other long-term obligations             (14,990,000)  (9,506,000)
                                             ----------   ----------
    Net cash provided by (used in)
           financing activities               7,280,000     (468,000)
                                             ----------   ----------

Net increase (decrease) in cash and
  cash equivalents                              702,000   (1,831,000)

Cash and cash equivalents at the
  beginning of the period                     1,009,000    2,361,000
                                             ----------   ----------
Cash and cash equivalents at the
  end of the period                       $   1,711,000 $    530,000
                                             ==========   ==========





     See accompanying notes to consolidated financial statements.

                        PrimeEnergy Corporation

              Notes to Consolidated Financial Statements

                          September 30, 1996

(1)  Summary of Significant Accounting Policies:

     (a)  Company operations-

     PrimeEnergy Corporation ("PEC"), a Delaware corporation, was organized in March 1973, and in May 1989 acquired PrimeEnergy Management Corporation ("PEMC") as a wholly-owned subsidiary. In September 1990, PEC acquired field service equipment from the Eastern Service Joint Venture and established Eastern Oil Well Service Company ("EOWSC") as a wholly-owned subsidiary. During 1992, Prime Operating Company ("POC") was formed as a wholly-owned subsidiary of PEC to act as operator for the majority of the producing oil and gas properties owned by the company and affiliated entities. Also during 1992, PEC acquired additional field service equipment and formed Southwest Oilfield Construction Company ("SOCC") as a wholly-owned subsidiary. The Consolidated Financial Statements include the accounts of PrimeEnergy Corporation and its subsidiaries (collectively, the "Company"). In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all necessary adjustments and elimination of all significant intercompany transactions and balances to present fairly the financial position as of September 30, 1996 and December 31, 1995, and the results of operations and cash flows for the periods ended September 30, 1996 and 1995. All such adjustments are of a normal recurring nature. The results of operations for the above periods are not necessarily indicative of the results to be expected for the full year.

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


(2)  Restricted Cash and Cash Equivalents:

     Restricted cash and cash equivalents includes $743,000 and $467,000 at September 30, 1996 and December 31, 1995,
     respectively, of cash primarily pertaining to unclaimed royalty payments. There were corresponding accounts payable recorded at September 30, 1996 and December 31, 1995 for these liabilities.

     Restricted cash at December 31, 1995, also includes $246,000 relating to the 1994-I and 1995-I Development Programs.

(3)  Accounts Receivable

     Accounts receivable at September 30, 1996 and December 31, 1995 consisted of the following:

                                      September 30,     December 31,
                                         1996               1995

      Joint Interest Billing          $ 1,304,000       $   918,000
      Trade Receivables                   159,000            98,000
      Oil and Gas Sales                 2,304,000           994,000
      Other                                32,000           399,000
                                        ---------       ---------
                                        3,799,000         2,409,000

      Less, Allowance for doubtful
       accounts                           (46,000)         ( 98,000)
                                        ---------         ---------
                                      $ 3,753,000       $ 2,311,000
                                        =========         =========


(4)  Property and Equipment

     Property and equipment at September 30, 1996 and December 31, 1995 consisted of the following:

                                      September 30,     December 31,
                                         1996               1995
      Oil and gas properties
        at cost                     $  33,794,000     $  25,024,000
      Less, accumulated depletion
        and depreciation              (17,054,000)      (14,956,000)
                                       ----------        ----------
                                       16,740,000        10,068,000
                                       ----------        ----------

      Furniture, fixtures and
        and equipment                   5,005,000         4,696,000
      Less, accum. depreciation        (3,112,000)       (2,810,000)
                                       ----------        ----------
                                        1,893,000         1,886,000
                                       ----------        ----------
      Total net property and
          equipment                 $  18,633,000     $  11,954,000
                                       ==========        ==========

(5)  Long-Term Bank Debt

     At December 31, 1995, the Company was party to a line of credit agreement with a bank with a borrowing base of $12.5 million. On July 19, 1996, the bank extended the borrowing base to a non-reducing $19,250,000. Twenty-five percent of the borrowing is syndicated to a second bank. The agreement provides for interest at 1/2% over the bank's base rate as defined, or 2-3/4% over the London Inter-Bank Offered Rate (LIBO) for the interest period requested, payable at the end of the interest period.

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


(6)  Other Long-Term Obligations:

     Other long-term obligations at September 30, 1996 and December 31, 1995 consisted of the following:

                                       September 30,    December 31,
                                          1996              1995
      Subordinated debentures due
       December 31, 1998           $   225,000     $   225,000

      Installment notes payable         15,000         321,000

      Capital lease obligations        107,000         163,000
                                     ---------       ---------
                                       347,000         709,000

      Less, current portion            (80,000)       (202,000)
                                      ---------      ---------
                                   $   267,000     $   507,000
                                      =========      =========

     The secured subordinated debentures are held by affiliated Partnerships in which PEMC is a general partner. Interest was payable at 9.25% through 1995, 6.5% through 1996 and 1% above year end money market rates thereafter. The installment notes bear interest ranging from 8.5% to 11.25%.

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

(8)  Stock Options and Other Compensation:

     In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. In each case such options are for a term of ten years ending May 15, 1999, and are exercisable, on a cumulative basis, as to twenty percent of the shares subject to option in each year, beginning one year after the granting of the option. At September 30, 1996, options on 802,500 shares were outstanding and exercisable at prices ranging from $1.00 to $1.25.

     On January 27, 1983, the Company adopted the 1983 Incentive Stock Option Plan. At September 30, 1996 and 1995, options on 124,000 and 134,000 shares were exercisable at $1.50 per share, respectively, and no additional shares were available for granting.

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

     Due to related parties at September 30, 1996 and December 31, 1995 primarily represent receipts collected by the Company, as agent, from oil and gas sales net of expenses. Receivables from affiliates consist of reimbursable general and administrative costs, lease operating expenses and reimbursements for property acquisitions, development, and related costs.

     As discussed in note 10 below, in June of 1996 the Company entered into an agreement to purchase 400,000 shares of the Company's common stock from McJunkin Corporation. The McJunkin Corporation is a major shareholder in the Company.

     In addition to the McJunkin transaction, during the first nine months of 1996 the company purchased 50,779 shares of treasury stock in the open market for a total consideration of $159,000. An additional 22,826 shares were purchased between September 30 and the date of this report.

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


11)  Income per share:

     The weighted average number of common shares and common stock equivalents outstanding used in the income per share calculation are as follows:

                          Nine Months Ended       Three Months Ended
                           September 30,             September 30,
                           1996      1995            1996      1995

     Primary            5,771,766  6,080,871      5,773,127  5,955,344
                        =========  =========      =========  =========

     Fully diluted      5,851,693  6,070,150      5,786,545  5,959,526
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

Pursuant to the semi-annual redetermination of the borrowing base, the Company's line of credit was increased to $19,250,000. This increase reflects the value of the Company's increased reserve base as well as its expanded operating activities. As of September 30, 1996 the Company had $3,750,000 available under this line of credit. The Company will utilize the funds available under this line to fund continued exploration and development of oil and gas properties.

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

During the third quarter, the Company drilled five wells in its 3D seismic development program. Four of these wells are now producing in commercial quantities, and added significantly to the company's cash flow in the third quarter of 1996. The Company has acquired acreage adjacent to these wells and in September of 1996 shot additional seismic and is currently evaluating locations for drilling. Total spending in 1996 on the development of this adjacent acreage is expected to be approximately $1.2 million. The Company has identified several areas where it believes the use of 3D seismic is appropriate for identifying locations for drilling, and has plans to spend a total of approximately $2.8 million on these projects.

The Company also anticipates that during the fourth quarter of 1996 it will spend additional capital on the development of properties acquired in the Saratoga acquisition.

The Company will also continue to focus on the acquisition of producing oil and gas properties and the expansion of its service and operating functions and will continue to seek additional opportunities in these areas.

During the first nine months of the year, the Company spent approximately $9,652,000 on the acquisition and development of its oil and gas interests, including $191,000 of dry hole costs and $477,000 to buy back limited partnership interests from investors in its oil and gas partnerships. Additionally, the Company spent approximately $374,000 on trucks and automobiles used in connection with field service operations, and an additional $190,000 on computer and related equipment and software.

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


RESULTS OF OPERATIONS

Net income decreased to $394,000 in the first nine months of 1996 as compared to $471,000 during the same period in 1995. This decrease in net income is due to $191,000 in dry hole costs incurred in the first quarter of 1996, coupled with higher general and administrative expenses incurred in the first half of the year relating to the Saratoga acquisition. Also, additional depletion expense of $78,000 was recorded in the first quarter of 1996 due to the adoption of Statement of Financial Accounting Standards number 121.

Net income for the third quarter of 1996 increased to $284,000 from $83,000 in the third quarter of 1995. This third quarter increase is largely due to contributions to net income made by the wells drilled in the Company's 3D seismic exploration program, as well as income from the properties acquired in the Saratoga acquisition.

As a result of the Saratoga acquisition and the success of the Company's recent drilling, oil and gas revenue accounted for 50% of total revenue in the third quarter of 1996 as compared to 31% in the comparable period in 1995. As oil and gas prices can be highly volatile, this may lead to greater variability in the Company's profitability and cash flow in the future. In addition, the Company has greatly increased its drilling and exploration activities. The risk inherent in these activities, coupled with the requirement that certain costs incurred in these activities must be expensed as incurred, can be expected to lead to greater volatility in earnings in the future.

Oil and gas sales of $7,005,000 for the first nine months of 1996 represented a 59% increase over sales in the first nine months of 1995. Third quarter 1996 sales of $2,996,000 represent a 122% increase over 1995 third quarter sales. In both cases, the increase is primarily due to the contributions of the Saratoga properties acquired in May of 1996 and the wells drilled in the third quarter as part of the Company's 3D seismic development program. The Saratoga properties have contributed a total of $1,565,000 in oil and gas revenue in 1996, with $995,000 of this amount being received in the third quarter. The wells from the 3D seismic development program have contributed $204,000, all of it in the third quarter. Based on current production rates from these newly acquired and drilled wells, revenue is expected continue this trend in the fourth quarter.

Average prices received for directly owned oil production increased substantially from approximately $16.65 per barrel in 1995 to $20.04 in the first nine months of 1996. Average gas prices also increased substantially from $1.79 per Mcf received in the first nine months of 1995 to $2.20 per Mcf received during the comparable period in 1996.

Oil and gas sales related to PEMC's carried interest in the Partnerships and other ventures increased approximately 61%, or $584,000 for the nine months. Factors leading to this increase include substantially higher oil and gas prices received by those entities, the acquisition of new properties and the development of existing properties by those entities, and the purchase by PEMC of substantial additional interests in these partnerships over the last year.

District operating income remained relatively consistent with 1995 on both a year to date and quarterly basis, as a decrease in activity on the San Pedro Ranch property operated by the Company was offset by income from the operation of the newly acquired Saratoga properties.

Administrative revenue for the third quarter of 1996 decreased about 11% from the comparable period in 1995. Amounts received in both years from certain partnerships are substantially less than the amounts allocable to those Partnerships under the Partnership agreements. The lower amounts reflect PEMC's efforts to limit costs incurred and those allocated to the Partnerships.

Lease operating expense for the first nine months of 1996 increased 31% or $935,000 compared to the first nine months of 1995. Third quarter 1996 lease operating expense of $1,568,000 represented an increase of $562,000 over the third quarter 1995 amount. On a nine month basis, a decrease in expense on existing directly owned properties of $95,000 was more than offset by expense of $802,000 on properties acquired since September of 1995. These expenses are of a recurring nature and are expected to continue in future quarters. Expenses related to PEMC's interests in the partnerships and other ventures increased $228,000 primarily due to the acquisition of new properties and development of existing properties by these entities during the year,combined with the purchase of additional interests in these partnerships by PEMC during the year.

The Company receives reimbursement for costs incurred related to the evaluation, acquisition and development of properties on behalf of its related partnerships, trusts, and other joint venture partners. To the extent that these costs are expended at the district level, the reimbursements reduce total district operating expenses. Alternatively, if the expenses are incurred by PEMC, such reimbursements reduce total general and administrative expenses. Property acquisition cost reimbursement remained relatively constant at $1,125,000 in the first nine months of 1996 as compared to $1,119,000 in the comparable period in 1995.

District operating expense remained relatively constant compared to 1995.

General and administrative expenses increased about 13% compared to the first nine months of 1995. This increase is primarily due to noncapitalizable costs incurred in connection with the purchase of the Saratoga properties.

Depreciation and depletion of oil and gas properties increased $1,095,000 or 69% in the first nine months of 1996 as compared to the first nine months of 1995, and $603,000 or 106% in the third quarter of 1996 as compared to the third quarter of 1995. Depletion on the Saratoga properties acquired in May of 1996 contributed $815,000 to depletion expense in 1996, with $489,000 of this amount coming in the third quarter. Additionally, the adoption of FASB 121 in the first quarter of 1996 added $78,000 to depletion expense

During the first half 1996, the company spent $191,000 on the drilling of a dry hole in Victoria County, Texas, and in the third quarter of 1996 spent $75,000 on exploration costs relating to areas currently being assessed for drilling potential. The company has committed to incur approximately $700,000 in exploration costs in the first half of 1997, primarily to shoot 3D seismic in an attempt to identify locations for exploratory drilling.

Interest expense during the first nine months of the year increased approximately $171,000, and in the third quarter of 1996 was $127,000 higher than in the comparable period in 1995, as debt levels increased in connection with the Saratoga acquisition.

                        PART II - OTHER MATTERS

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the period covered by this report.

Item 5.   OTHER INFORMATION

Exhibit 27 - Financial Data Schedule is attached to the electronic filing of this report only.

Item 6. EXHIBITS AND REPORTS ON FORM 8K
A report was filed on Form 8K for a transaction effective May 15, 1996 whereby the Company purchased from Internationale Nederlanden (U.S.) Capital Corporation properties formerly owned by Saratoga Resources, Inc.

A form 8K was filed on November 5, 1996 to report that Pustorino, Puglisi, & Company had replaced Coopers & Lybrand as the Company's auditors.

                              SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        PrimeEnergy Corporation
                                        (Registrant)





------- --, 1996                        /s/ Charles E. Drimal,Jr.
   (Date)                               --------------------------
                                        Charles E. Drimal, Jr.
                                        President
                                        Principal Executive Officer






------- --, 1996                        /s/ Beverly A. Cummings
   (Date)                               --------------------------
                                        Beverly A. Cummings
                                        Executive Vice President
                                        Principal Financial and
Accounting Officer