Form 10KSB
period 1996-12-31
PRIMEENERGY CORP
filed 1997-03-31
CIK 56868

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB
(Mark One)
[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR
[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM           TO

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
                                (Title of Class)

         Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES   X  NO
                                              -----  -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

  The Registrant's revenues for its most recent fiscal year were $23,226,000.

         The aggregate market value of the voting stock of the Registrant held by non-affiliates, computed on the average bid and asked prices of such stock in the over-the-counter market, as of March 20, 1997, was $5,151,453.

         The number of shares outstanding of each class of the Registrant's Common Stock as of March 20, 1997, was: Common Stock, $0.10 par value, 4,687,749.

                      DOCUMENTS INCORPORATED BY REFERENCE

              Portions of the Registrant's proxy statement to be furnished to stockholders in connection with its Annual Meeting of Stockholders to be held in June, 1997, are incorporated by reference in Part III hereof.

   Transitional Small Business Disclosure Format (check one)   YES      NO  X
                                                                   -----  -----

================================================================================

                            PRIMEENERGY CORPORATION

                           FORM 10-KSB ANNUAL REPORT
                           FOR THE FISCAL YEAR ENDED
                               DECEMBER 31, 1996

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

         PrimeEnergy Corporation (the "Company") was organized in March, 1973, under the laws of the State of Delaware.

         The Company is engaged generally in the oil and gas business through the acquisition, development, and production of crude oil and natural gas, and to a lesser degree, exploratory drilling operations. The Company's properties are located primarily in Oklahoma, Texas, West Virginia, New Mexico, Montana and Wyoming. The Company's wholly-owned subsidiary, PrimeEnergy Management Corporation ("PEMC"), acts as the managing general partner in 51 exploration and development limited partnerships, joint ventures and asset and income fund limited partnerships (the "Partnerships") of which six are publicly held, and acts as the managing trustee of two asset and income business trusts (the "Trusts"). The Company, through its wholly-owned subsidiaries, Prime Operating Company and Eastern Oil Well Service Company, acts as operator and provides well servicing support operations for many of the oil and gas wells in which the Partnerships, the Trusts and the Company have an interest, primarily in West Virginia, Oklahoma and Texas. In addition, through a subsidiary, Southwest Oilfield Construction Company, the Company provides site preparation and construction services for oil and gas drilling and re-working operations, both in connection with the Company's activities and providing contract services for third parties. The Company is also active in the acquisition of producing oil and gas properties through joint ventures with industry partners and private investors.


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

         Since 1975, PEMC has sponsored a total of 59 limited partnerships, 22 of which were offered publicly and 37 of which were offered in private placements and two Delaware business trusts, both of which were offered publicly. The aggregate number of limited partners in the Partnerships and beneficial owners in the Trusts now administered by PEMC is about 10,200. The Partnership and Trust interests were sold by broker-dealers which are members of the National Association of Securities Dealers, Inc. through a managing dealer. The total funds contributed to the Partnerships and Trusts was about $157,550,000.

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

         Since 1987, PEMC has organized approximately $15 million of joint venture capital. The Company's participation in the joint ventures varies from none to approximately 50%. The Company's carried interest ranges from 5 to 10% depending on the proportion of funds contributed by outside investors.

WELL OPERATIONS

         The Company's operations are conducted through a central office in Houston, Texas, and district offices in Houston and Midland, Texas, Oklahoma City, Oklahoma, and Charleston, West Virginia. The Company currently operates about 1,762 oil and gas wells, 522 through the Houston office, 231 through the Midland office, 494 through the Oklahoma City office and 515 through the Charleston, West Virginia office. Substantially all of the wells operated by the Company are wells in which the Company, the Partnerships, the Trusts or the joint ventures have an interest.

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

RECENT ACTIVITIES

         Activities commenced in the Company's 1995 Development Program continued and expanded in 1996. In January, the Company participated in the initial 3D seismic survey, conducted along the Gulf Coast of Texas. During 1996, the Company drilled 6 wells on this survey. Five of these wells were completed as gas wells. Throughout 1996, the Company and its partners expanded their leasehold positions and conducted additional 3D seismic surveys. This acreage is currently being evaluated for drilling potential. The Company's joint venture partners have continued to participate in the expansion of this development and exploration program. The Company's interest in these activities ranges from 37 to 52 percent.

         During 1996, the 1995 Development Program also attempted recompletions on five wells in the Tansil, Yates and Seven Rivers Formations of the Jalmat Field of Lea County, New Mexico. Three of these wells successfully established commercial production with an average initial production of 29 barrels of oil per day. Two recompletion attempts were unsuccessful. The Company owns 46 percent of these properties.

         In January of 1996, the Company participated in the completion of a well in the Caterina field of Dimmit County, Texas. The well was successfully completed as a gas well in the Olmos Formation with an initial production rate of 20 barrels of oil per day and 50 Mcf of gas per day. The Company owns 40 percent of this property.

         In February of 1996, the Company operated and participated in the drilling of one well in the Indio field of Zapata County, Texas. The well was successfully completed as a gas well in the Olmos Formation with an initial flow rate of approximately 775 Mcf per day. The Company owns 22.5 percent of this property.

         In February of 1996, the Company operated and participated in the drilling of a well in Acadia Parish, Louisiana. This well was drilled to 11,330' and successfully completed as a gas well in the Upper Bathysiphon sand with an initial production rate of 1,500 Mcf of natural gas per day and 40 barrels of condensate per day. During the initial 30 days of production the well changed to an oil well producing approximately 200 barrels of oil per day and 210 Mcf of natural gas per day. In December of 1996, the Company operated and participated in the drilling of second well in Acadia Parish, Louisiana. This well was drilled to 11,750' and successfully completed as a gas well in the Marg 7 sand with an initial production rate of 1,936 Mcf of natural gas per day and 6 barrels of condensate per day. The Company owns 13.56 percent of these properties.

         In May of 1996, the Company completed the acquisition of various interests in 145 gross (45 net) active wells previously owned by Saratoga Resources, Inc., from Internationale Nederlanden (U.S.) Capital Corporation for $7,180,000. The Company serves as operator for 132 of these wells. These properties are located primarily in eight counties along the Gulf Coast of Texas. The Company began development activities in the third quarter of 1996, with the deepening of three wells in the Segno field of Polk County, Texas. Two were successfully completed as producers and one was plugged and abandoned. The two producers had a combined initial production of approximately 23 barrels of oil per day. Additionally, in October 1996, the S.F. Wing No. 82 well was drilled in the Segno field. The well was completed in the Yegua formation at an initial production rate of approximately 90 Barrels of oil per day and 500 Mcf of gas per day. The Company owns 20 percent of these wells. Also in October 1996, the Company participated in the drilling of the Fling Point No. 1H, which was drilled as a horizontal well in the Brookeland field, of Sabine County, Texas. This well was completed in the Austin Chalk Formation at an initial production rate of approximately 2,500 Mcf of gas per day. The Company owns 8 percent of this well.

         During 1996, the Company participated in the drilling and completion or workover operation of 23 gross (1.37 net) wells operated by other companies. The Company spent approximately $420,000 on these projects. At year-end, 9 gross (0.48 net) wells were successfully completed as producers, six were unsuccessful and 8 were either drilling or waiting on completion. The successfully completed wells had an aggregate initial production rate of approximately 430 gross (17 net) barrels of oil per day and 13,931 gross (1,022 net) Mcf of gas per day.

         In the first quarter of 1997, the Company has continued to expand its 3D seismic development and exploration program. The Company participated in a survey over 17,680 acres that it has under option to lease. The Company has leased acreage and plans to drill at least two wells as it continues to evaluate the results of this survey. The Company has also continued to develop acreage evaluated in the initial 3D survey and has drilled and completed a successful gas well during March, 1997.

         Since January 1, 1997, and to the date of this Report, the Company has not participated in the acquisition or disposition of any material producing oil and gas properties. The Company is actively engaged in negotiations regarding acquisition and disposition candidates. In some cases acquisitions are in various stages of due diligence review. Management cannot predict with certainty which, if any, of these transactions will ultimately close.

         The Company will continue to evaluate prospects for leasehold acquisitions and for exploration and development operations in areas in which it owns interests and is actively pursuing the acquisition of producing properties.

         In order to diversify and broaden its asset base, the Company will consider acquiring the assets or stock in other entities and companies in the oil and gas business. The main objective of the Company in making any such acquisitions will be to acquire income producing assets so as to increase the Company's net worth and increase the Company's oil and gas reserve base.

         The Company presently owns producing and non-producing properties located primarily in Colorado, Kansas, Oklahoma, Louisiana, Mississippi, Montana, New Mexico, Texas, West Virginia and Wyoming. The Company does not own any significant properties other than its leasehold, mineral and royalty interests and related pipeline and gas gathering systems, and does not own any drilling equipment or refinery or marketing facilities. All of the Company's oil and gas properties and interests are located in the continental United States.

         During the recent past, the supply of gas has exceeded demand on a cyclical basis, and the Company is subject to a combination of shut-in and/or reduced takes of gas production during summer months. Prolonged shut-ins could result in reduced field operating income from properties in which the Company acts as operator.

         Exploration for oil and gas requires substantial expenditures particularly in exploratory drilling in undeveloped areas, or "wildcat drilling". As is customary in the oil and gas industry, substantially all of the Company's exploration and development activities are conducted through joint drilling and operating agreements with others engaged in the oil and gas business.

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

         The Company does not currently own or lease any bulk storage facilities or pipelines other than adjacent to and used in connection with producing wells and the interests in certain gas gathering systems. While the Company is not dependent on any one purchaser of its production, oil and gas revenue in 1996 generated from sales to Scurlock Permian Corp. ("Scurlock") and Basis Petroleum, Inc. (formerly named "Philbro Energy Corp") each individually represented about 12% of the Company's total revenue from oil and gas sales. The sales to Basis Petroleum were not made under any contractual arrangements; however, the Company believes that the purchaser will continue to purchase oil and gas products and, if not, could be replaced by other purchasers. Sales to Scurlock were made under an oil purchasing agreement at prices that are adjusted semi-annually, based upon posted crude oil prices.

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

         The Company's activities are subject to existing federal, state and local laws and regulations governing environmental quality and pollution control. It is anticipated that, absent the occurrence of an extraordinary event, compliance with existing federal, state and local laws, rules and regulations regulating the release of materials in the environment or otherwise relating to the protection of the environment will not have a material effect upon the operations, capital expenditures, earnings or the competitive position of the Company. The Company cannot predict what effect additional regulation or legislation, enforcement policies thereunder, and claims for damages to property, employees, other persons and the environment resulting from the Company's operations or ownership of its property could have on its activities.

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

EMPLOYEES

         At March 20, 1997, the Company had 155 full-time and 14 part-time employees, 28 of whom were employed by the Company at its principal offices in Stamford, Connecticut, 30 in Houston, Texas, at the offices of Prime Operating Company and Eastern Oil Well Service Company, and 111 employees who were primarily involved in the district operations of the Company in Houston and Midland, Texas, Oklahoma City, Oklahoma and Charleston, West Virginia.

ITEM 2. DESCRIPTION OF PROPERTY.

         The Company's executive offices and those of PEMC, are located at One Landmark Square, Stamford, Connecticut, in leased premises of about 11,500 square feet. The executive offices of Prime Operating Company and Eastern Oil Well Service Company are located in leased premises in Houston, Texas, and the offices of Southwest Oilfield Construction Company are in Oklahoma City, Oklahoma.

         The Company maintains district offices in Houston and Midland, Texas, Oklahoma City, Oklahoma, and Charleston, West Virginia, and has field offices in Carrizo Springs and Midland, Texas, Kingfisher and Yukon, Oklahoma, and Arnoldsburg, West Virginia, all in leased space. The Company has no other facilities other than its leased offices, and other than its oil and gas properties and related equipment, the Company owns no physical properties.

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

OIL AND GAS DRILLING ACTIVITIES

         The following table sets forth the exploratory and development drilling experience with respect to wells in which the Company participated during the five years ended December 31, 1996.

                                                            YEAR ENDED DECEMBER 31
                                                            ----------------------
                                   1996             1995               1994              1993            1992
                                   ----             ----               ----              ----            ----
                               GROSS    NET    GROSS     NET      GROSS      NET    GROSS     NET     GROSS    NET
                               -----    ---    -----     ---      -----      ---    -----     ---     -----    ---
Exploratory:
 . . . . . . . . .  Oil          --       --     --         --       --        --      1       .009     --       --
 . . . . . . . . .  Gas          --       --     --         --       --        --      3       .375     --       --
 . . . . . . . . .  Dry           1        1     --         --       --        --      2       .150      1       .178
Development:
 . . . . . . . . .  Oil           3     .740      8      1.046        4      .346      3       .600      6       .762
 . . . . . . . . .  Gas          17    1.292      3       .235        2      .121     13       .257     --       --
 . . . . . . . . .  Dry           1     .371      2       .350        4      .215      1       .090     --       --
Total:
 . . . . . . . . .  Oil           3     .740      8      1.046        4      .346      4       .609      6       .762
 . . . . . . . . .  Gas          17    1.292      3       .235        2      .121     16       .632     --       --
 . . . . . . . . .  Dry           2    1.371      2       .350        4      .215      3       .240      1       .178
                                --    -----     --      -----      ---   -  ----     --      -----     --       ----
                                22    3.403     13      1.631       10      .682     23      1.481      7        .94
                                ==    =====     ==      =====      ===   =  ====     ==      =====     ==       ====

OIL AND GAS PRODUCTION

         As of December 31, 1996, the Company had ownership interests in the following numbers of gross and net producing oil and gas wells and gross and net producing acres(1).

                                                                     GROSS          NET
                                                                     -----          ---
       Producing wells (2):
          Oil Wells . . . . . . . . . . . . . . . . . . .              1,486      180.20
          Gas Wells . . . . . . . . . . . . . . . . . . .              1,328      162.19
       Producing Acres  . . . . . . . . . . . . . . . . .            234,197      40,262

----------

(1) A gross well or gross acre is a well or an acre in which a working interest is owned. A net well or net acre is the sum of the fractional revenue interests owned in gross wells or gross acres. Wells are classified by their primary product. Some wells produce both oil and gas.

(2)      Includes the Company's interest in 64 gross multiple completion wells.

         The following table shows the Company's net production of crude oil and natural gas for each of the five years ended December 31, 1996. "Net" production is net after royalty interests of others are deducted and is determined by multiplying the gross production volume of properties in which the Company has an interest by percentage of the leasehold, mineral or royalty interest owned by the Company.

                                                            YEAR ENDED DECEMBER 31,
                                                            -----------------------
                                        1996           1995            1994             1993           1992
                                        ----           ----            ----             ----           ----
  Oil (barrels)   . . . . . .          249,000         155,000         143,000         149,000        180,000
  Gas (Mcf)   . . . . . . . .        2,888,000       1,952,000       1,408,000       1,332,000      1,689,000

         The following table sets forth the Company's average sales price per barrel of crude oil and average sales prices per one thousand cubic feet ("Mcf") of gas, together with the Company's average production costs per unit of production for the five years ended December 31, 1996.

                                                    1996         1995          1994         1993       1992
                                                    ----         ----          ----         ----       ----
Average sales price
  per barrel  . . . . . . . . . . . . . . . .  $     21.11        16.53         15.22        16.30      18.30
Average sales price
  per Mcf   . . . . . . . . . . . . . . . . .  $      2.36         1.85          2.36         2.51       2.64
Average production
  costs per net equivalent
  barrel (1)  . . . . . . . . . . . . . . . .  $      8.09         8.92         10.14        10.70       7.93

----------

(1)      Net equivalent barrels are computed at a rate of 6 Mcf per barrel.

UNDEVELOPED ACREAGE

         The following table sets forth the approximate gross and net undeveloped acreage in which the Company has leasehold, mineral and royalty interests as of December 31, 1996. "Undeveloped acreage" is that acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves.

                                      LEASEHOLD                   MINERAL                     ROYALTY
                                      INTERESTS                  INTERESTS                   INTERESTS
                                      ---------                  ---------                   ---------
                                GROSS           NET         GROSS          NET         GROSS          NET
      STATE                     ACRES          ACRES        ACRES         ACRES        ACRES         ACRES
      -----                     -----          -----        -----         -----        -----         -----
Colorado  . . . . . . . . .      10,345           935          799            23             --          --
Kansas  . . . . . . . . . .         323            16           --            --             --          --
Louisiana . . . . . . . . .         266            16           --            --             --          --
Montana . . . . . . . . . .          --            --       13,984            59            786           5
Nebraska  . . . . . . . . .          --            --        2,553           331             --          --
Oklahoma  . . . . . . . . .          --            --          320             1             --          --
Texas . . . . . . . . . . .      17,888         7,736          640             3             --          --
Wyoming . . . . . . . . . .       1,000           125        5,043            35            140          35
                                 ------         -----       ------           ---            ---          --
TOTAL . . . . . . . . . . .      29,822         8,828       23,339           452            928          40
                                 ======         =====       ======           ===            ===          ==


RESERVES

         The Company's interests in proved developed and undeveloped oil and gas properties have been evaluated by Ryder Scott Company for the years ended December 31, 1992, 1993, 1994, 1995 and 1996. All of the Company's reserves are located within the continental United States. The following table summarizes the Company's oil and gas reserves at each of the respective dates (figures rounded):

                                             RESERVE CATEGORY
                                             ----------------
                               PROVED DEVELOPED            PROVED UNDEVELOPED                    TOTAL
                               ----------------            ------------------                    -----
 AS OF                       OIL             GAS         OIL            GAS             OIL             GAS
 12-31                     (BBLS)           (MCF)       (BBLS)         (MCF)           (BBLS)          (MCF)
 -----                     ------           -----       ------         -----           ------          -----
1992  . . . . . .          863,000        7,934,000     72,000         821,000         935,000        8,755,000
1993  . . . . . .          512,000        8,351,000     76,000         922,000         588,000        9,273,000
1994  . . . . . .          799,000        9,675,000      2,000         129,000         801,000        9,804,000
1995  . . . . . .          905,000       13,549,000         --          52,000         905,000       13,601,000
1996  . . . . . .        1,453,000       19,036,000     13,000          29,000       1,466,000       19,065,000

         The estimated future net revenue (using current prices and costs as of those dates, exclusive of income taxes) and the present value of future net revenue (at a 10% discount for estimated timing of cash flow) for the

Company's proved developed and proved undeveloped oil and gas reserves at the end of each of the five years ended December 31, 1996, are summarized as follows (figures rounded):

                          PROVED DEVELOPED                  PROVED UNDEVELOPED                   TOTAL
                          ----------------                  ------------------                   -----
                                       PRESENT                        PRESENT                      PRESENT
                                       VALUE OF                      VALUE OF                     VALUE OF
                      FUTURE           FUTURE          FUTURE         FUTURE         FUTURE        FUTURE
 AS OF                  NET              NET            NET             NET            NET           NET
 12-31                REVENUE          REVENUE        REVENUE         REVENUE        REVENUE       REVENUE
 -----                -------          -------        -------         -------        -------       -------
1992  . . .    $    12,219,000         7,727,000      1,503,000       999,000       13,722,000        8,726,000
1993  . . .    $    11,307,000         6,576,000        460,000       221,000       11,767,000        6,797,000
1994  . . .    $    10,396,000         6,839,000        156,000        75,000       10,552,000        6,914,000
1995  . . .    $    15,727,000         9,530,000         39,000        18,000       15,766,000        9,548,000
1996  . . .    $    51,077,000        35,025,000        273,000       167,000       51,350,000       35,192,000

         "Proved developed" oil and gas reserves are reserves that can be expected to be recovered from existing wells with existing equipment and operating methods. "Proved undeveloped" oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

         Since January 1, 1996, the Company has not filed any estimates of its oil and gas reserves with, nor were any such estimates included in any reports to, any federal authority or agency, other than the Securities and Exchange Commission, except Form EIA-23, Annual Survey of Domestic Oil and Gas Reserves, filed with The Energy Information Administration of the U.S. Department of Energy.

ITEM 3. LEGAL PROCEEDINGS.

         The Company is not a party to, nor is any of its property the subject of, any legal proceedings, actual or threatened involving any claim for damages which exceed 10 percent of the Company's current assets.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         No matters were submitted during the fourth quarter of the fiscal year ended December 31, 1996, to a vote of the Company's security-holders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is traded in the NASDAQ Stock Market, trading symbol "PNRG". The high and low bid quotations for each quarterly period during the two years ended December 31, 1996, were as follows:

      1995                        HIGH        LOW                1996                         HIGH       LOW
      ----                        ----        ---                ----                         ----       ---
First Quarter . . . . . . .      $  2.19    $  2.19       First Quarter   . . . . . . . .     $ 2.44   $ 2.38
Second Quarter  . . . . . .         2.19       2.19       Second Quarter  . . . . . . . .       4.00     2.44
Third Quarter . . . . . . .         2.50       2.19       Third Quarter   . . . . . . . .       4.00     3.25
Fourth Quarter  . . . . . .         2.38       2.38       Fourth Quarter  . . . . . . . .       4.75     3.88

         The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

         The approximate number of record holders of the Company's Common Stock as of March 20, 1997, was 1,266.

         No dividends have been declared or paid during the past two years on the Company's Common Stock. Provisions of the Company's line of credit agreement restrict the Company's ability to pay dividends. Such dividends may be declared out of funds legally available therefore, when and as declared by the Company's Board of Directors.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company feels that it has the ability to generate sufficient amounts of cash to meet long-term liquidity needs, as well as debt service. The Company expects to generate increased cash flows by increasing its reserve base through continued acquisition and development. By increasing its reserve base, the Company's borrowing ability is increased due to additional properties available as collateral. Capital expenditures during 1996 were financed by borrowings and internally generated funds coupled with cash balances available at the prior year-end.

         On April 26, 1995, the Company entered into a revised credit agreement with Bank One, Texas, NA providing for a $12.5 million revolving line of credit on a $50 million master promissory note. This new agreement introduced Den Norske Bank, AS as a 25% syndication partner in the line. The agreement also provides for a lower floating rate compared to previous agreements as well as the ability to borrow based upon the London Inter-Bank Offered (LIBO) Rate. The borrowing base will be revised every six months by the banks.

         As of December 31, 1996, the borrowing base under the agreement was $19,250,000 and the Company had $1,850,000 available under this line of credit. During 1996, the interest rate on this line of credit was 1/2% over the bank's base rate, as defined, monthly, or 2 3/4 % over the published LIBO rate, payable at the end of the applicable interest period. Effective February 6, 1997, the agreement was amended lowering the interest rate to the bank's base rate, as defined, monthly, or 2 1/4% over the published LIBO rate. The line of credit was increased to $21,000,000, reflecting the increase in the Company's reserve and operating base due to the purchase and development of the Saratoga properties and the success of the 3D seismic development and exploration program.

         Most of the Company's oil and gas properties as well as certain receivables and equipment are pledged as security under the agreement. The Company is required to maintain, as defined, a minimum tangible net worth, and certain debt, interest coverage and current ratios, and restrictions are placed on the Company's ability to pay dividends and purchase treasury stock.

         In May of 1996, the Company purchased from Internationale Nederlanden (U.S.) Capital Corporation properties formerly owned by Saratoga Resources, Inc. for $7,180,000. During 1996, a further $720,000 was spent on the development of these properties.

         Company spending related to its 3D seismic development and exploration program totaled $3,410,000 during 1996. The Company has, to date, drilled eight wells as part of this program, seven of which have been completed as producing gas wells. The Company intends to continue expanding this program in 1997. Expenditures during the first quarter of 1997 included approximately $570,000, related to conducting a 3D seismic survey to identify prospects for exploratory drilling, which will be charged to expense.

         In total, during 1996, the Company spent approximately $12,910,000 on the acquisition and development of its oil and gas interests. This amount includes $211,000 of dry hole costs and $538,000 to buy back limited partnership interests from investors in its oil and gas partnerships. Additionally, the Company spent approximately $542,000 on trucks and automobiles used in connection with field service operations, and an additional $236,000 on computer related equipment and software.

         During 1996, the Company entered into an agreement to purchase 400,000 shares of its common stock for total consideration of $1,144,000. Of this amount, $523,000 was paid in 1996 and $621,000 is due in 1997. An additional $398,000 was spent to acquire treasury stock in open market transactions.

         Most of the Company's capital spending is discretionary and the ultimate level of spending will be dependent on the company's assessment of the gas and oil business environment, the number of oil and gas prospects, and oil and gas business opportunities in general. The Company plans to continue with its recompletion and development program on existing properties, while pursuing the Company's primary objective of increasing reserves through the acquisition, development and exploration of new properties.

         The Company's operations and financial condition over the past several years have been affected by a very volatile domestic and foreign market for crude oil and gas. Price reductions shorten the economic life of properties, and, as a result, some properties may not be economical to operate if price deterioration should occur. Other properties might not support major expenditures under such conditions. Capital expenditures are constantly scrutinized to reasonably ensure the economic viability of a project.

         The Company is subject to a combination of shut-in and/or reduced takes of gas production during summer months. Prolonged shut-ins could result in reduced field operating income from properties in which the Company acts as operator.

RESULTS OF OPERATIONS

1996 Compared to 1995

Net income increased to $939,000 in 1996 as compared to $527,000 in 1995. This large increase was primarily caused by sharply higher oil and gas revenue caused by production from the properties acquired in the Saratoga acquisition and wells drilled in the 3D seismic development and exploration project, as well as higher oil and gas prices received in the fourth quarter of 1996. Oil and gas prices have declined significantly between December 31, 1996, and the date of this report.

         As a result of the Saratoga acquisition and the success of the Company's recent drilling, oil and gas revenue accounted for 48% of total revenue in 1996 as compared to 33% in 1995. This percentage is likely to increase in 1997 as these properties contribute a full year of production. As oil and gas prices can be highly volatile, this may lead to greater variability in the Company's profitability and cash flow in the future. In addition, the Company has greatly increased its drilling and exploration activities. The risk inherent in these activities, coupled with the requirement that certain costs incurred in these activities must be expensed as incurred, can be expensed to lead to greater volatility in earnings in the future.

         Oil and gas sales increased 87% in 1996, going from $6,024,000 in 1995 to $11,238,000 in 1996. This large increase is due primarily to the contributions of the Saratoga properties acquired in May of 1996 and wells drilled in the third quarter as part of the Company's 3D seismic development program combined with sharply higher oil and gas prices. The Saratoga properties contributed a total of $2,676,000 in oil and gas revenue in 1996. The wells from the 3D seismic development program have contributed $823,000.

         The average oil price per barrel received for directly owned production in 1996 was $21.24 as compared to $16.53 per barrel in 1995 and the average gas price was $2.34 in 1996 as compared to $1.85 per Mcf in 1995.

         Oil and gas sales related to PEMC's carried interest in the Partnerships and other ventures increased approximately 56% or $1,476,000 in 1996 as compared to 1995. Factors leading to this increase include substantially higher oil and gas prices received by those entities, the acquisition of new properties and the development of existing properties by those entities, and the purchase by PEMC of substantial additional interests in these Partnerships over the last year.

         Lease operating expenses increased 44%, or $1,809,000 in 1996 as compared to 1995. This increase is primarily attributable to the $1,142,000 in lease operating expenses incurred on the Saratoga properties purchased during 1996. Average lifting costs on directly owned properties declined to $8.87 per barrel of oil equivalent, primarily because the wells drilled as part of the Company's 3D seismic program produced 54,000 barrel of oil equivalents, while adding only $98,000 to lease operating expense.

         Depreciation and depletion of oil and gas properties increased 76% or $1,853,000 in 1996 as compared to 1995. Depletion on the newly acquired Saratoga properties contributed $1,153,000 to depletion expense in 1996.

         District operating revenue and expense totals for 1996 were relatively flat when compared to 1995. Revenues increased $171,000 (1.75%) to $9.8 million while expenses increased $40,000 (less than 1%) to $7.4 million. These results are the net effect of several changes in the Company's activities. The primary increase in both revenue and expense results from the addition of the Saratoga properties to the Gulf Coast district. Activity related to servicing these properties and the expansion of activity related to the 3D seismic program, which is also concentrated in the Gulf Coast district, offset by a decrease in equipment utilization on existing Gulf Coast properties, resulted in net additions of $500,000 and $300,000 in revenues and expense, respectively, generated by that district. The offsetting declines in district operating revenue and expense resulted primarily from organizational changes made in both the Appalachian and Mid-continent districts. The Company has reduced the costs incurred in servicing the operated properties by restructuring the field organization and reducing personnel. The reduction in these costs is reflected in reduced billings and related revenues in both districts.

         Administrative revenue which represents the Company's reimbursement of general and administrative overhead expended on behalf of the Partnerships (see
Note 12 to the consolidated financial statements), declined 13% in 1996 as compared to 1995. Administrative revenues received in both years from certain Partnerships are substantially less than the amounts allocable to those Partnerships under the Partnership agreements. The lower amounts reflect PEMC's continuing efforts to reduce costs, both incurred and those allocated to the Partnerships.

         Reporting and management fees are earned from providing the accounting and reporting functions for certain of the Partnerships.

         The Company receives reimbursement for costs incurred related to the evaluation and acquisition of properties on behalf of its related partnerships and other joint venture partners. To the extent that these property acquisition costs are expended at the district level, the reimbursements are recorded as a reduction of total district operating expenses. When expenses are incurred at the corporate headquarters level, such reimbursements are recorded as a reduction of the total general and administrative expenses. During 1996 and 1995, the Company's total reimbursements for property acquisition costs were approximately $1,783,000 and $1,616,000 respectively.

         General and administrative expense increased by 13%, or $387,000 between 1996 and 1995. This increase is primarily due to $340,000 in non-capitalized costs incurred in connection with Saratoga acquisition, as well as a general increase in costs reflecting an increase in the scope of the Company's operations.

         Exploration costs of $483,000 consist of $211,000 of dry hole costs and $272,000 of seismic and other costs related to properties on which exploratory wells will be drilled in 1997.

         Interest expense increased 48% or $327,000 in 1996 as compared to 1995. This increase is primarily due to higher debt levels related to the purchase of the Saratoga properties in May of 1996.

         The Company recorded $175,000 in gains on the sale of assets during 1996. This amount is primarily attributable to the sale of a large number of fully depleted wells and equipment sold for salvage during 1996.

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


ITEM 7.  FINANCIAL STATEMENTS.

         Included on pages F-1 through F-28 of this Report. The Index to Financial Statements is at page 24 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         The Company engaged Pustorino, Puglisi & Co. as the principal accountants for the Company with respect to the audit of the Company's financial statements for the year ended December 31, 1996, and the report on the financial statements included in this Report. The appointment of Pustorino, Puglisi & Co. was effective October 29, 1996, upon approval of the Executive Committee of the Board of Directors. Coopers & Lybrand acted as the principal accountants for the Company with respect to the audit of the Company's financial statements for the years ended December 31, 1995, and 1994.

         Coopers & Lybrand was dismissed effective October 29, 1996, upon the recommendation of the Executive Committee of the Board of Directors of the Company. There were no disagreements with Coopers & Lybrand on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure in connection with the audit of the Company's two most recent audited fiscal years, being the years ended December 31, 1995 and 1994, or any subsequent interim period. The audit reports of Coopers & Lybrand contained no adverse opinion or any disclaimer of opinion, nor were their reports qualified or modified as to uncertainty, audit scope or accounting principles.

         Due to a billing dispute, Coopers & Lybrand has refused to perform the "keeping current procedures" necessary to reissue their opinion on the 1995 financial statements. That opinion is therefore not included in this Report.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         Information relating to the Company's Directors, nominees for Directors and executive officers is included in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held in June, 1997, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 1996, and which is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION.

         Information relating to executive compensation is included in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held in June, 1997, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 1996, and which is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information relating to security ownership of certain beneficial owners and management is included in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held in June, 1997, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 1996, and which is incorporated herein by reference.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information relating to certain transactions by Directors and executive officers of the Company is included in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held in June, 1997, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 1996, and which is incorporated herein by reference.

                                    PART IV

ITEM 13.         EXHIBITS AND REPORTS ON FORM 8-K.

         (a)     Exhibits:

       NO.
      -----

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
                       Corporation and PrimeEnergy Management Corporation, as Borrowers, Bank One, Texas, National Association, as Agent, and the Lenders Signatory Hereto, effective as of October 6, 1995. (Incorporated herein by reference to Exhibit 10.7.1 to PrimeEnergy Corporation Form 10-KSB for the year ended December 31, 1995)

      10.7.2       --  Second Amendment to Credit Agreement Among PrimeEnergy
                       Corporation and PrimeEnergy Management Corporation, as Borrowers, Bank One, Texas, National Association, as Agent, and the Lenders Signatory Hereto, effective as of February 6, 1997. (filed herewith)

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

      10.18        --  Composite copy of Non-Statutory Option Agreements.(1)
                       (Incorporated herein by reference to Exhibit 10.18 to PrimeEnergy Corporation Form 10-KSB for the year ended December 31, 1994) (1)

      10.19        --  Purchase and Sale Agreement dated as of May 7, 1996, by and between Internationale Nederlanden (U.S.) Capital Corporation and PrimeEnergy Corporation (Incorporated herein by reference to Exhibit 10.19 to PrimeEnergy Corporation Form 8-K dated May 29, 1996)

      10.20        --  Assignment, Conveyance and Bill of Sale dated as of May
                       7, 1996, by Saratoga Resources, Inc., a Texas corporation, et al., to PrimeEnergy Corporation (Incorporated herein by reference to Exhibit 10.20 to PrimeEnergy Corporation Form 8-K dated May 29, 1996)

      22           --  Subsidiaries. (filed herewith)

      24           --  Consent of Ryder Scott Company. (filed herewith)

      27           --  Financial Data Schedule. (filed herewith)

----------

(1) Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-KSB.

         (b)     Reports on Form 8-K:

         Form 8-K dated October 29, 1996, was filed to report the engagement of Pustorino, Puglisi & Co. as the principal accountants for the Company, replacing Coopers & Lybrand, as described under Item 4. Changes in Registrant's Certifying Accountant.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 1997.



                                   PrimeEnergy Corporation


                                   By:   /s/ CHARLES E. DRIMAL, JR.
                                         ------------------------------
                                         Charles E. Drimal, Jr.
                                         President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 31st day of March, 1997.




/s/ CHARLES E. DRIMAL, JR.            Director and President;
------------------------------        The Principal Executive Officer
Charles E. Drimal, Jr.



/s/ BEVERLY A. CUMMINGS               Director, Vice President and Treasurer;
------------------------------        The Principal Financial and Accounting
Beverly A. Cummings                     Officer



/s/ BENNIE H. WALLACE, JR.            Director, and Vice President
------------------------------
Bennie H. Wallace, Jr.

/s/ SAMUEL R. CAMPBELL                Director
------------------------------
Samuel R. Campbell

/s/ JAMES E. CLARK                    Director
------------------------------
James E. Clark

/s/ CHARLES E. DRIMAL, SR.            Director
------------------------------
Charles E. Drimal, Sr.

/s/ MATTHIAS ECKENSTEIN               Director
------------------------------
Matthias Eckenstein

/s/ H. GIFFORD FONG                   Director
------------------------------
H. Gifford Fong

/s/ THOMAS S.T. GIMBEL                Director
------------------------------
Thomas S.T. Gimbel

/s/ CLINT HURT                        Director
------------------------------
Clint Hurt

/s/ ROBERT DE ROTHSCHILD              Director
------------------------------
Robert de Rothschild

/s/ JARVIS K. SLADE                   Director
------------------------------
Jarvis J. Slade

/s/ JAN K. SMEETS                     Director
------------------------------
Jan K. Smeets

                                      Director
------------------------------
Gaines Wehrle

/s/ MICHAEL WEHRLE                    Director
------------------------------
Michael Wehrle

                         INDEX TO FINANCIAL STATEMENTS

Financial Statements (Included herein at pages F-1 through F-28):

Report of Independent Public Accountants, F-1

Financial Statements:

         Consolidated Balance Sheets -- December 31, 1996 and 1995, F-2

         Consolidated Statements of Operations -- for the years ended December 31, 1996 and 1995, F-4

         Consolidated Statements of Stockholders' Equity -- for the years ended December 31, 1996 and 1995, F-5

         Consolidated Statements of Cash Flows -- for the years ended December 31, 1996 and 1995, F-6

         Notes to Consolidated Financial Statements, F-7
         Supplementary Information: F-21

                 Capitalized Costs Relating to Oil and Gas Producing Operations, December 31, 1996 and 1995, F-22

                 Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities, years ended December 31, 1996 and 1995, F-22

                 Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas reserves, years ended December 31, 1996 and 1995, F-23

                 Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves, years ended December 31, 1996 and 1995, F-24

                 Reserve Quantity Information, years ended December 31, 1996 and 1995, F-25

                 Results of Operations from Oil and Gas Producing Activities, years ended December 31, 1996 and 1995, F-26

                 Notes to Supplementary Information, F-27

                       REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders of PrimeEnergy Corporation:

We have audited the accompanying consolidated balance sheet of PrimeEnergy Corporation and Subsidiaries as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit. The financial statements for 1995 were audited by another auditor, whose opinion dated March 20, 1996 was unqualified.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PrimeEnergy Corporation and Subsidiaries as of December 31, 1996, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.




Pustorino, Puglisi & Co., LLP
New York, New York
March 28, 1997

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

            CONSOLIDATED BALANCE SHEETS, December 31, 1996 and 1995


                                                        1996            1995
                                                    ------------    ------------
     Current assets:
     Cash and cash equivalents                      $  3,316,000    $  1,009,000
     Restricted cash and cash
         equivalents (Note 13)                           663,000         713,000
     Accounts receivable, net (Note 3)                 5,052,000       2,311,000
     Due from related parties (less allowance for
         doubtful accounts of $800,000 in 1996
         and $725,000 in 1995) (Note 12)               2,184,000       2,939,000
     Prepaid expenses                                    150,000         151,000
     Other current assets                                266,000         597,000
     Deferred income taxes (Notes 1 and 10)              119,000         198,000
                                                    ------------    ------------

         Total current assets                         11,750,000       7,918,000
                                                    ------------    ------------

Property and equipment, at cost (Notes 1 and 2):
     Oil and gas properties (successful
       efforts method):
         Proved                                       36,645,000      25,024,000
         Unproved                                        179,000              --
     Furniture, fixtures and equipment
       including leasehold improvements                5,269,000       4,696,000
                                                    ------------    ------------
                                                      42,093,000      29,720,000
     Accumulated depreciation and depletion          (21,860,000)    (17,766,000)
                                                    ------------    ------------
       Net property and equipment                     20,233,000      11,954,000
                                                    ------------    ------------

Other assets (Note 12)                                   607,000         487,000
Due from affiliates (Note 12)                            325,000         325,000
                                                    ------------    ------------
       Total assets                                 $ 32,915,000    $ 20,684,000
                                                    ============    ============






              The accompanying notes are an integral part of the
                       consolidated financial statements.

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

            CONSOLIDATED BALANCE SHEETS, December 31, 1996 and 1995


                                                    1996            1995
                                                ------------    ------------
LIABILITIES and STOCKHOLDERS' EQUITY:
Current liabilities:
     Current portion of other long-term
       obligations (Note 5)                     $     73,000    $    202,000
     Accounts payable (Note 15)                    5,297,000       2,691,000
     Accrued liabilities:
       Payroll, Benefits and Related Items           494,000         522,000
       Taxes (Notes 1 and 10)                         11,000          26,000
       Interest and other                            774,000         617,000
     Due to related parties (Note 12)              1,298,000       1,319,000
                                                ------------    ------------
       Total current liabilities                   7,947,000       5,377,000
                                                ------------    ------------

Long-term bank debt (Note 4)                      17,400,000       7,400,000
Other long-term obligations (Note 5)                 243,000         507,000
Deferred income taxes (Notes 1 and 10)               240,000         333,000
Payable for encumbered treasury
     stock (Note 6)                                  621,000              --

Stockholders' equity:
     Preferred stock, $.10 par, authorized
       10,000 shares; none issued                         --              --
     Common stock, $.10 par value, authorized
       15,000,000 shares; issued 7,597,970
       in 1996 and 1995                              760,000         760,000
     Paid in capital                              10,888,000      10,888,000
     Accumulated deficit                             (53,000)       (992,000)
     Encumbered treasury stock (Note 6)             (621,000)             --
                                                ------------    ------------
                                                  10,974,000      10,656,000
     Treasury stock, at cost, 2,650,398
       common shares in 1996 and 2,361,961
       common shares in 1995                      (4,510,000)     (3,589,000)
                                                ------------    ------------
       Total stockholders' equity                  6,464,000       7,067,000
                                                ------------    ------------
         Total liabilities and equity           $ 32,915,000    $ 20,684,000
                                                ============    ============




                The accompanying notes are integral part of the
                       consolidated financial statements.

                    PRIMEENERGY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS of OPERATIONS

                 for the years ended December 31, 1996 and 1995


                                                       1996          1995
                                                    -----------   -----------
Revenue:
     Oil and gas sales                              $11,238,000   $ 6,024,000
     District operating income                        9,846,000     9,675,000
     Administrative revenue (Note 12)                 1,621,000     1,866,000
     Reporting and management fees (Note 12)            350,000       356,000
     Interest income                                    129,000       108,000
     Other income                                        42,000        30,000
                                                    -----------   -----------
                                                     23,226,000    18,059,000
                                                    -----------   -----------

Costs and expenses:
     Lease operating expense                          5,909,000     4,100,000
     District operating expense                       7,407,000     7,367,000
     Depreciation and depletion of
       oil and gas properties                         4,283,000     2,430,000
     General and administrative expense               3,328,000     2,940,000
     Exploration costs                                  483,000        50,000
     Interest expense (Notes 4 and 5)                 1,002,000       675,000
                                                    -----------   -----------
                                                     22,412,000    17,562,000
                                                    -----------   -----------
     Income from operations                             814,000       497,000

Other income:
Gain on sale and exchange of assets                     175,000        99,000
                                                    -----------   -----------
     Income before provision for income taxes           989,000       596,000

Provision for income taxes                               50,000        69,000
                                                    -----------   -----------
     Net income                                     $   939,000   $   527,000
                                                    ===========   ===========

Net income per common share (Note 1)                $      0.17   $      0.09
                                                    ===========   ===========
Weighted average number of shares of common stock
     and common stock equivalents outstanding         5,584,542     5,975,903
                                                    ===========   ===========



                The accompanying notes are integral part of the
                       consolidated financial statements.

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                 CONSOLIDATED STATEMENT of STOCKHOLDERS' EQUITY

                 for the years ended December 31, 1996 and 1995


                                                         Additional    Retained Earnings                    Encumbered
                                   Common Stock           Paid In        (Accumulated          Treasury     Treasury
                               Shares         Amount      Capital          Deficit)              Stock        Stock           Total
                               ------         ------      -------          --------              -----        -----           -----
Balance at December 31, 1994   7,597,970      $760,000   $10,888,000        ($1,519,000)   ($2,532,000)   $     --       $7,597,000

Purchased 442,923 shares of
 common stock                                                                               (1,057,000)                  (1,057,000)

Net income                                                                      527,000                                     527,000

                             ------------------------------------------------------------------------------------------------------
Balance at December 31, 1995   7,597,970       760,000    10,888,000           (992,000)    (3,589,000)         --        7,067,000

Purchased 105,388 shares of
 common stock                                                                                 (398,000)                    (398,000)

Purchased 400,000 shares of
 encumbered treasury stock
 (Note 10)                                                                                    (523,000)   (621,000)      (1,144,000)

Net income                                                                      939,000                                     939,000

                             ------------------------------------------------------------------------------------------------------
Balance at December 31, 1996   7,597,970      $760,000   $10,888,000           ($53,000)   ($4,510,000)   $621,000)      $6,464,000
                             ======================================================================================================




              The accompanying notes are an integral part of the
                      consolidated financial statements.

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                     CONSOLIDATED STATEMENTS of CASH FLOWS

                 for the years ended December 31, 1996 and 1995

                                    --------

                                                               1996            1995
                                                           ------------    ------------
Cash flows from operating activities:
     Net income                                            $    939,000    $    527,000
     Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation, depletion and amortization             5,039,000       3,190,000
         Gain on sale of properties                            (175,000)        (99,000)
         Provision of deferred income taxes                     (14,000)         14,000
     Changes in assets and liabilities
         (Increase) in accounts receivable                   (2,741,000)       (218,000)
         (Increase) decrease in due from related parties        755,000        (519,000)
         (Increase) decrease in other assets                    252,000        (421,000)
         (Increase) decrease in prepaid expenses                  1,000         (42,000)
         Decrease (increase) in account payable               2,656,000        (276,000)
         Increase in accrued liabilities                        114,000         348,000
         Increase (decrease) in due to related parties          (21,000)      1,002,000
                                                           ------------    ------------
              Net cash provided by operating activities       6,805,000       3,506,000
                                                           ------------    ------------

Cash flows from investing activities:
     Proceeds from sale of properties and equipment             291,000         248,000
     Additions to property and equipment                    (13,434,000)     (3,068,000)
     (Increase) in notes receivable                             (40,000)             --
                                                           ------------    ------------
     Net cash used in investing activities                  (13,183,000)     (2,820,000)
                                                           ------------    ------------
Cash flows from financing activities:
     Purchase of stock for treasury                            (921,000)     (1,057,000)
     Repayment of long-term bank debt and other
         long-term obligations                              (20,677,000)    (13,970,000)
     Increase in long-term bank debt and other
         long-term obligations                               30,283,000      13,569,000
     Distributions to related parties                                --        (580,000)
                                                           ------------    ------------
     Net cash provided by (used in) financing activities      8,685,000      (2,038,000)
                                                           ------------    ------------
     Net increase (decrease) in cash                          2,307,000      (1,352,000)

Cash and cash equivalents, beginning of year                  1,009,000       2,361,000
                                                           ------------    ------------
Cash and cash equivalents, end of year                     $  3,316,000    $  1,009,000
                                                           ============    ============

Supplemental disclosures:
     Income taxes paid during the year                     $     79,000    $     53,000
     Interest paid during the year                         $    905,000    $    684,000

Supplemental information of non-cash investing and financial activities:
     During 1996, the Company purchased treasury stock in return for a note in amount of $1,144,000. (Note 6)


               The accompanying notes are an integral part of the
                      consolidated financial statements.

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

                                   ---------

1.       DESCRIPTION OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

         Nature of Operations:

         PrimeEnergy Corporation ("PEC"), a Delaware corporation, was organized in March 1973. PrimeEnergy Management Corporation ("PEMC"), a wholly-owned subsidiary, acts as the managing general partner, providing administration, accounting and tax preparation services for 53 private and publicly-held limited partnerships and trusts (the "Partnerships"). PEC owns Eastern Oil Well Service Company ("EOWSC") and Southwest Oilfield Construction Company ("SOCC"), both of which perform oil and gas field servicing. PEC also owns Prime Operating Company ("POC") which serves as operator for most of the producing oil and gas properties owned by the Company and affiliated entities. PrimeEnergy Corporation and its wholly-owned subsidiaries are herein referred to as the "Company."

         The Company is engaged in the development, acquisition and production of oil and natural gas properties. The Company owns leasehold, mineral and royalty interests in producing and non-producing oil and gas properties across the continental United States, including Colorado, Kansas, Louisiana, Mississippi, Montana, Nebraska, Nevada, New Mexico, North Dakota, Oklahoma, Texas, Utah, West Virginia and Wyoming. The Company operates approximately 1,762 wells and owns non-operating interests in approximately 1,052 additional wells. Additionally, the Company provides well-servicing support operations, site-preparation and construction services for oil and gas drilling and re-working operations, both in connection with the Company's activities and providing contract services for third parties. The Company is publicly traded on the NASDAQ under the symbol "PNRG."

         The markets for the Company's products are highly competitive, as oil and gas are commodity products and prices depend upon numerous factors beyond the control of the Company, such as economic, political and regulatory developments and competition from alternative energy sources.

         Principles of Consolidation:

         The consolidated financial statements include the accounts of PrimeEnergy Corporation and its wholly-owned subsidiaries. All material inter-company accounts and transactions between these entities have been eliminated. Oil and gas properties include ownership interests in the Partnerships. The statement of operations includes the Company's proportionate share of revenue and expenses related to oil and gas interests.

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                                   ---------


         Use of Estimates:

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

         Estimates of oil and gas reserves, as determined by independent petroleum engineers, are continually subject to revision based on price, production history and other factors. Depletion expense, which is computed based on the units of production method, could be significantly impacted by changes in such estimates. Additionally, FAS 121 requires that if the expected future cash flow from an asset is less than its carrying cost, that asset must be written down to its fair market value. As the fair market value of an oil and gas property will usually be significantly less than the total future net revenue expected from that property, small changes in the estimated future net revenue from an asset could lead to the necessity of recording a significant impairment of that asset.

         The Company has significant deferred tax assets which have been fully reserved against based upon the assumption that at current and expected future levels of taxable income, and considering the Section 29 credits the Company expects to generate, the availability of these carryforwards will not lead to significant reductions in the Company's tax liability as compared to what it would pay if such carryforwards did not exist. Increases in estimates of future taxable income could lead to significant reductions in the amount of this reserve, which could have a material effect on the net income of the Company.

         Property and Equipment:

         The Company follows the "successful efforts" method of accounting for its oil and gas properties. Under the successful efforts method, costs of acquiring undeveloped oil and gas leasehold acreage, including lease bonuses, brokers' fees and other related costs are capitalized. Provisions for impairment of undeveloped oil and gas leases are based on periodic evaluations. Annual lease rentals and exploration expenses, including geological and geophysical expenses and exploratory dry hole costs, are charged against income as incurred. Costs of drilling and equipping productive wells, including development dry holes and related production facilities are capitalized. Costs incurred by the Company related to the acquisition of producing oil and gas properties on behalf of related partnerships, trusts or joint ventures are deferred and charged to the related entity upon the completion of the acquisition. To the extent that the Company acquires an interest in the property, an appropriate allocation of internal costs are capitalized as part of the depletable base of the property.

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                                   ---------


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

         Effective January 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed Of" ("SFAS No. 121"). Prior to the adoption of SFAS No. 121, the total amount of unamortized capitalized cost was limited to the aggregated undiscounted value of future net revenues, based on current prices and cost. SFAS No. 121 requires that long-lived assets held and used by a company, including oil and gas properties accounted for under the successful efforts method of accounting, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company determines whether an impairment has occurred by estimating the undiscounted expected future net cash flows of its oil and gas properties at a field level and compares such cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. For those oil and gas properties for which the carrying amount exceeds the undiscounted estimated future cash flows, an impairment is determined to exist. The carrying amount of such properties is adjusted to their estimated net fair value based on discounted cash flows. The Company recognized a non-cash charge of $184,000 related to the impairment oil and gas properties during 1996, which is included in depreciation, depletion and amortization expense.

         Income Taxes:

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

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                                   ---------


         General and Administrative Expenses:

         General and administrative expenses represent costs and expenses associated with the operation of the Company. Certain partnerships and trusts sponsored by the Company reimburse general and administrative expenses incurred on their behalf.

         Income Per Common Share:

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

         Concentration of Credit Risk:

         The Company maintains significant banking relationships with financial institutions in the State of Texas. The Company limits its risk by periodically evaluating the relative credit standing of these financial institutions. The Company's oil and gas production purchasers consist primarily of independent marketers and major gas pipeline companies.

         Hedging:

         From time to time the Company may enter into futures contracts in order to reduce its exposure related to changes in oil and gas prices. In accordance with Statement of Financial Accounting Standards No. 80, any gain or loss on such contracts is treated as an adjustment to oil and gas revenue.

         Fair Value of Financial Instruments:

         The Company estimates that the fair value of financial instruments reported herein approximates their carrying value.

         Recently Issued Accounting Standards:

         In October 1995, FAS Statement No. 123, "Accounting for Stock-Based Compensation" was issued, effective January 1, 1996. The Company will continue to measure compensation costs for its employee stock compensation as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees", and comply with the disclosure requirements of FAS Statement No. 123 rather than record compensation expense in accordance with the new standard. Recording compensation expense in accordance with the standard would not have a significant effect on the Company's results of operations.

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                                   ---------


         In October 1996, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 96-1, "Environmental Remediation Liabilities." SOP 96-1 was adopted by the Company on January 1, 1997. It requires, among other things, that environmental remediation liabilities be accrued when the criteria of SFAS No. 5, "Accounting for Contingencies", have been met. SOP 96-1 also provides guidance with respect to the measurement of the remediation liabilities. Such accounting is consistent with the Company's current method of accounting for environmental remediation costs. Therefore, adoption of SOP 96-1 will not have a material impact on the Company's financial position or results of operations.

2.       SIGNIFICANT ACQUISITIONS AND DISPOSITIONS

         1996

         Saratoga Property Acquisition:

         In May 1996, the Company completed the acquisition of various interests in 145 active wells previously owned by Saratoga Resources, Inc. from Internationale Nederlandend (U.S.) Capital Corporation (herein referred to as "ING") for $7,180,000. The Company serves as operator for 132 of these wells. These properties are located primarily in eight counties along the Gulf Coast of Texas. These properties also include additional development potential. Pursuant to the purchase and sale agreement, ING has retained a net profits interest in the development of these properties, subject to performance hurdles.

         During 1996, wells were drilled on properties acquired in the Saratoga Property Acquisition. In October 1996, the S.F. Wing No. 82 well was drilled in the Segno field of Polk County, Texas. The well was completed in the Yegua Formation at an initial production rate of approximately 90 Barrels of oil per day and 500 MCF of gas per day. The Company owns 20% of this property. Also in October 1996, the Fling Point No. 1H was drilled as a horizontal well in the Brookeland field, of Sabine County, Texas. This well was completed in the Austin Chalk Formation at an initial production rate of approximately 2,500 MCF of gas per day. The Company owns eight percent of this property.

         The purchase of Saratoga, described above, constitutes a significant acquisition. The following unaudited proforma data presents financial information as if the Saratoga acquisition was made at the beginning of the periods indicated:


                                                   December 31,
                                           ---------------------------
                                               1996           1995
                                           ------------   ------------
            Revenue                        $ 24,318,000   $ 21,114,000
                                           ============   ============
            Net income                     $  1,218,000   $    635,000
                                           ============   ============
            Net income per  common share   $        .22   $        .11
                                           ============   ============

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                                   ---------


         These proforma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of 1996 and 1995 or of results which may occur in the future.

         3D Seismic Development and Exploration Program:
         Capital committed under the 1995 Development Program was expended during 1996 on the initial phase of this development and exploration program. The Company has continued to expand this program with additional 3D seismic surveys, leasehold acquisitions and drilling. Outside investors have continued to participate in the subsequent phases. The Company's interest in these activities ranges from 37% to 52%.

         Other:
         As more fully described in Note 8, PEMC is committed to offer to repurchase the interests of the limited partners and trust unitholders in certain managed limited partnerships and trusts. During 1996, PEMC purchased such interests in an amount totaling $538,000.


         1995

         1995 Development Program:

         During 1995, PEMC obtained commitments of $3.0 million, primarily from outside investors, to be used to finance the development of several acquisition, drilling and recompletion prospects. During 1995, the Company committed to spending $1.25 million on this program in which it owns a 41.7% interest. Each investor owns a proportional interest in each prospect equal to the amount invested as a percentage of the total raised. PEMC retains a 10% carried interest in the net revenues attributable to the prospects, excluding PEC's direct interest.

         Other:

         As more fully described in Note 8, PEMC is committed to offer to repurchase the interests of the limited partners and trust unitholders in certain managed limited partnerships and trusts. During 1995, PEMC purchased such interests in an amount totaling $486,000.

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                                   ---------

3.       ACCOUNTS RECEIVABLE

         Accounts receivable at December 31, 1996 and 1995 consisted of the following:

                                                                December 31,
                                                          --------------------------
                                                             1996           1995
                                                          -----------    -----------
         Joint interest billing                           $ 1,533,000    $   918,000
         Trade receivables                                    126,000         98,000
         Oil and gas sales                                  3,337,000        994,000
         Other                                                 99,000        399,000
                                                          -----------    -----------
                                                            5,095,000      2,409,000
              Less, allowance for doubtful accounts           (43,000)       (98,000)
                                                          -----------    -----------
                                                          $ 5,052,000    $ 2,311,000
                                                          ===========    ===========

  4.     LONG-TERM BANK DEBT

         During 1994, the Company entered into a $4.8 million revolving line of credit with the bank which refinanced an existing outstanding loan to PEC. In May of 1994, the line was increased to $4.99 million and increased again in November to $8.0 million to facilitate acquisitions of oil and gas properties. The borrowing base, as defined under this agreement, was $7.9 million as of December 31, 1994.

         On April 26, 1995, the Company entered into a new credit agreement with the same bank, extending the borrowing base to a non-reducing $12.5 million and syndicating 25% of the borrowings to a second bank. During 1995 and 1996, the new agreement provided for interest at 1/2% over the bank's base rate, as defined, and payable monthly, or 2 3/4% over the London Inter-Bank Offered Rate (LIBO rate) for the interest period requested, payable at the end of the interest period. The average interest rates paid on outstanding borrowings subject to interest at 1/2% over the bank's base rate during 1996 and 1995 were 8.79% and 9.52%, respectively. During the same periods, the average rates paid on outstanding borrowings bearing interest at 2 3/4% over the LIBO rate were 8.33% and 8.67%, respectively. As of December 31, 1996 and 1995, the total outstanding borrowings were $17.4 million and $7.4 million, respectively, of which $12.6 million and $4.7 million accrued interest at the LIBO rate option.

         Advances pursuant to the agreement are limited to the borrowing base as defined in the agreement. As of December 31, 1996, the borrowing base was $19 million. Most of the Company's oil and gas properties, as well as certain receivables and equipment, were pledged as security under this agreement. Under the Company's credit agreement, the Company is required to maintain, as defined, a minimum current ratio, tangible net worth, debt coverage ratio and interest coverage ratio, and is prohibited from the payment of dividends.

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                                   ---------


         On February 6, 1997, the bank extended the borrowing base to a non-reducing $21 million. The credit agreement was also amended to provide for interest on outstanding borrowings at the bank's base rate, as defined, or 2 1/4% over the LIBO rate.

5.       OTHER LONG-TERM OBLIGATIONS

         Other long-term obligations at December 31, 1996 and 1995 consist of the following:

                                                   1996         1995
                                                 ---------    ---------
         Subordinated debentures                 $ 225,000    $ 225,000
         Installment notes payable                      --      321,000
         Capital lease obligations                  91,000      163,000
                                                 ---------    ---------
                                                   316,000      709,000
                  Less, current portion            (73,000)    (202,000)
                                                 ---------    ---------
                                                 $ 243,000    $ 507,000
                                                 =========    =========

         The secured subordinated debentures are held by affiliated Partnerships in which PEMC is a general partner and mature in December, 1998. Interest was payable at 9.25% through 1995, 6.5% through 1996 and 1% above year-end money market rates thereafter. The installment notes, bearing interest at rates ranging from 8.5% to 11.25% during 1995, were fully paid during 1996.

6.       ENCUMBERED TREASURY STOCK

         In June of 1996, the Company entered into an agreement to purchase 400,000 shares of the Company's common stock from McJunkin Corporation. The Company agreed to make 15 monthly payments of $80,000 beginning on June 1, 1996, with the shares to be held in escrow until such payments have been made. The shares are classified as encumbered treasury stock on the balance sheet, and will be unencumbered in proportion to the payments made under the agreement. The liability for future payments under the note, less imputed interest, is shown as "Payable For Encumbered Treasury Stock" on the balance sheet.

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                                   ---------


7.       COMMITMENTS

         Operating Leases:

         The Company has several noncancelable operating leases, primarily for rental of office space and equipment, that have a term of more than one year. Future minimum lease payments under operating leases are as follows:

                             1997             $    418,000
                             1998                  382,000
                             1999                   45,000
                                              ------------
                                              $    845,000
                                              ============

8.       CONTINGENT LIABILITIES

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

         The Company is subject to environment laws and regulations. Management believes that future expenses, before recoveries from third parties, if any, will not have a material effect on the Company's financial condition. This opinion is based on expenses incurred to date for remediation and compliance with laws and regulations which have not been material to the Company's results of operations.

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

         The Company and its subsidiaries are involved in a number of lawsuits, all of which have arisen in the ordinary course of business. The Company believes that any ultimate

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                                   ---------


         liability resulting from the settlement of any of these lawsuits will not have a material adverse effect on its financial position or results of operations.

9.       STOCK OPTIONS AND OTHER COMPENSATION

         In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. In each case such options are for a term of ten years ending May 15, 1999, and are exercisable, on a cumulative basis, as to twenty percent of the shares subject to option in each year, beginning one year after the granting of the option. At December 31, 1996, options on 802,500 shares were outstanding and exercisable at prices ranging from $1.00 to $1.25.

         On January 27, 1983, the Company adopted the 1983 Incentive Stock Option Plan. At December 31, 1996 and 1995, options on 124,000 and 134,000 shares were exercisable at $1.50 per share, respectively, and no additional shares were available for granting.

         PEMC has a marketing agreement with its current President to provide assistance and advice to PEMC in connection with the organization and marketing of oil and gas partnerships and joint ventures and other investment vehicles of which PEMC is to serve as general or managing partner. The Company had a similar agreement with its former Chairman. Although that agreement has expired, the former Chairman is still entitled to receive certain payments relating to partnerships and joint ventures formed during the time the agreement was in effect. Each individual is entitled to a percentage of the Company's carried interest depending on total capital raised and annual performance of the Partnerships and Joint ventures.

10.      INCOME TAXES

         The components of the provision for income taxes for the year ended December 31, 1996 and 1995 are as follows:

          Federal:                       1996          1995
                                      ----------    ----------
          Current                     $   23,000    $   24,000
          Deferred                            --            --
          State:
              Current                     40,000        32,000
              Deferred                   (13,000)       13,000
                                      ----------    ----------
                                      $   50,000    $   69,000
                                      ==========    ==========

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                                   ---------


         The components of net deferred tax assets (liabilities) are as follows:

                                                                    December 31,   December 31,
                                                                        1996           1995
                                                                    -----------    -----------
          Current assets:
               Compensation and benefits                            $   102,000    $    90,000
               Allowance for doubtful accounts                           17,000         29,000
               Other accrued liabilities                                     --         79,000
                                                                    -----------    -----------
                                                                        119,000        198,000
          Noncurrent assets:
               Depreciation                                              74,000             --
               Due from related parties reserve                         316,000        286,000
               Net operating loss carryforwards                         747,000        871,000
               Percentage depletion carryforwards                     1,116,000      1,142,000
               Alternative minimum tax credits                          729,000        705,000
               Less, Valuation allowance                             (1,607,000)    (1,715,000)
                                                                    -----------    -----------
                                                                      1,375,000      1,289,000
                                                                    -----------    -----------
          Noncurrent liabilities:
               Basis differences relating to limited partnerships      (813,000)      (901,000)
               Depletion                                               (802,000)      (558,000)
               Depreciation                                                  --       (163,000)
                                                                    -----------    -----------
                                                                     (1,615,000)    (1,622,000)
                                                                    -----------    -----------
          Net deferred tax liabilities:                             $  (121,000)   $  (135,000)
                                                                    ===========    ===========


         The total provision for income taxes for the years ended December 31, 1996 and 1995 varies from the federal statutory tax rate as a result of the following:

                                                                               December 31,    December 31,
                                                                                  1996             1995
                                                                               -----------     -----------
                    Expected statutory tax rate                                       34.0%           34.0%
                    State income tax, net of federal benefit                           2.7%            7.6%
                    Effect of utilizing net operating loss carryforwards             (12.6%)          (6.4%)
                    Percentage depletion                                              (9.9%)         (23.6%)
                    Intangible drilling costs                                         (9.1%)            --
                                                                               -----------     -----------
                                                                                       5.1%           11.6%
                                                                               ===========     ===========

         At December 31, 1996, the Company had federal tax net operating loss carryforwards for both regular income tax purposes and alternative minimum tax ("AMT") purposes of $2,196,000. Due to the change in control of the Company on October 7, 1987, the Company is limited in utilizing its annual net operating loss carryforwards. Based on the current ownership and IRS statutes, the annual amount available to the Company is approximately $366,000. Net loss carryforwards expire beginning in 1997 through 2002.

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                                   ---------


         This applies to the alternative minimum tax net operating loss carryforwards, which can be used to offset 90% of AMT income in future years. The Company has percentage depletion carryforwards of approximately $2,790,000 for regular tax purposes and $2,555,000 for alternative minimum tax purposes. The Company has approximately $706,000 in alternative minimum tax credit carryforwards.

         Both the percentage depletion deductions and the alternative minimum tax credits may be carried forward indefinitely for tax purposes.

11.      SEGMENT INFORMATION AND MAJOR CUSTOMERS

         The Company operates in one industry - oil and gas exploration, development and operation. The Company's oil and gas activities are entirely in the continental United States.

         The Company sells its oil and gas production to a number of purchasers. While the Company is not dependent on any one purchaser of its production, oil and gas revenue in 1996 and 1995 included sales to one purchaser for $1,378,000 and $1,222,000, respectively, which represented approximately 12% and 20% of the Company's total revenue from oil and gas sales. In 1996, $1,401,000 of revenue was generated from sales to another purchaser, representing an additional 12% of the Company's total oil and gas revenue. In 1995, $957,000 of revenue from sales to a third purchaser represented 16% of the Company's total oil and gas revenue. The above sales were made under various contractual arrangements, some of which are month-to-month; however, the Company believes that these purchasers will continue to purchase oil and gas products and, if not, could be replaced by other purchasers.

12.      RELATED PARTY TRANSACTIONS

         PEMC is a general partner in several oil and gas Partnerships in which certain directors have limited and general partnership interests. A substantial portion of the assets and revenues of PEMC are derived from its sponsorship of the Partnerships and the interests of PEMC in the oil and gas properties acquired by the Partnerships. As the managing general partner in each of the Partnerships, PEMC receives approximately 5% to 12% of the net revenues of each Partnership as a carried interest in the Partnerships' properties.

         The Partnership agreements allow PEMC to receive management fees for various services to the Partnerships as well as a reimbursement for property acquisition and development costs incurred on behalf of the Partnerships and general and administrative overhead, which is reported in the statements of operations as administrative revenue.

         In 1991, the Company loaned approximately $325,000 at 12% interest to a real estate limited partnership of which a Company Officer and Director is a general partner. During

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                                   ---------


         1996, the principal of the loan was increased by $40,000, representing additional funds disbursed to the limited partnership in May and August. This loan is secured by a second mortgage on the underlying real estate in the partnership and the Company received a 23% equity participation in the partnership. The loan agreement provides for interest payments on a quarterly basis provided the cash flow from operations of the limited partnership are sufficient to pay interest for the quarter. If cash flows are not sufficient, then the accrued interest is added to the principal. Amounts due, included in other non-current assets on the balance sheet, were $520,000 and $425,000 at December 31, 1996 and 1995, respectively.

         Due to related parties at December 31, 1996 and December 31, 1995 primarily represent receipts collected by the Company, as agent, from oil and gas sales net of expenses. The amount of such receipts due the affiliated partnerships was $1,298,000 and $1,319,000 at December 31, 1996 and 1995, respectively. Receivables from affiliates consist of reimbursable general and administrative costs, lease operating expenses and reimbursements for property acquisitions, development, and related costs.

         As discussed in note 6 above, in June of 1996 the Company entered into an agreement to purchase 400,000 shares of the Company's common stock from McJunkin Corporation. The McJunkin Corporation is a major shareholder in the Company.

13.      RESTRICTED CASH AND CASH EQUIVALENTS

         Restricted cash and cash equivalents includes $663,000 and $467,000 at December 31, 1996 and December 31, 1995, respectively, of cash primarily pertaining to unclaimed royalty payments. There were corresponding accounts payable recorded at December 31, 1996 and December 31, 1995 for these liabilities.

         Restricted cash at December 31, 1995, also includes $246,000 relating to the 1994-I and 1995-I Development Programs.

14.      SALARY DEFERRAL PLAN

         The Company maintains a salary deferral plan (the "Plan") in accordance with Internal Revenue Code Section 401(k), as amended. The Plan provides for discretionary and matching contributions which approximated $207,000 and $197,000 in 1996 and 1995, respectively.

15.      ACCOUNTS PAYABLE

         A summary of accounts payable at December 31, 1996 and 1995 is as follows:

                                                       1996         1995
                                                    ----------   ----------
          Deposits - Development Programs           $       --   $  246,000
          Payables to unaffiliated interests         5,221,000    2,365,000
          Overdraft payable to bank                         --       27,000
          Other                                         76,000       53,000
                                                    ----------   ----------
                                                    $5,297,000   $2,691,000
                                                    ==========   ==========

         The Deposits - Development Programs represented funds raised which were committed to the development of certain properties identified in the programs (see Note 13).

  16.    SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                        Year Ended
                        December 31,    Fourth        Third         Second        First
                           1996         Quarter       Quarter       Quarter       Quarter
                        -----------   -----------   -----------   -----------   -----------
Revenue                 $23,226,000   $ 7,341,000   $ 6,044,000   $ 5,395,000   $ 4,446,000

Operating income            814,000       533,000       267,000         4,000        10,000

Net income                  939,000       546,000       284,000        73,000        36,000

Net income per common
share                   $       .17   $       .10   $       .05   $       .01   $       .01


                              Year Ended
                             December 31,     Fourth        Third         Second        First
                                 1995        Quarter       Quarter       Quarter       Quarter
                             -----------   -----------   -----------   -----------   -----------
Revenue                      $18,059,000   $ 4,812,000   $ 4,357,000   $ 4,521,000   $ 4,369,000

Operating income                 497,000        14,000        87,000       192,000       204,000

Net income                       527,000        57,000        83,000       151,000       236,000

Net income per common
share                        $       .09   $       .01   $       .01   $       .03   $       .04

                    PRIMEENERGY CORPORATION AND SUBSIDIARIES

                           SUPPLEMENTARY INFORMATION

                                     -----

                                  (UNAUDITED)

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

         CAPITALIZED COSTS RELATING to OIL and GAS PRODUCING ACTIVITIES

                           December 31, 1996 and 1995

                                   ---------

                                  (Unaudited)

                                                  1996          1995
                                              -----------   -----------
Developed oil and gas properties              $35,952,000   $25,024,000
Undeveloped oil and gas properties--              872,000            --
                                              -----------   -----------
                                               36,824,000    25,024,000

Accumulated depreciation, depletion and
     valuation allowance                       18,661,000    14,956,000
                                              -----------   -----------

     Net capitalized costs (1)                $18,163,000   $10,068,000
                                              ===========   ===========

(1) Includes $160,000 in 1996 and $177,000 in 1995 related to the net cost of gas gathering facilities.


               COSTS INCURRED in OIL and GAS PROPERTY ACQUISTION,
                     EXPLORATION and DEVELOPMENT ACTIVITIES

                     Years ended December 31, 1996 and 1995

                                   ---------

                                  (Unaudited)

                                                          1996         1995
                                                       ----------   ----------
Acquisition of properties:
     Developed                                         $7,281,000   $1,128,000
     Undeveloped                                          872,000           --

Exploration costs, excluding valuation allowance          483,000       50,000

Development costs                                       4,274,000      935,000


             See accompanying notes to supplementary information.

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                   STANDARDIZED MEASURE of DISCOUNTED FUTURE
             NET CASH FLOWS RELATING to PROVED OIL and GAS RESERVES

                     years ended December 31, 1996 AND 1995

                                   ---------

                                  (Unaudited)


                                                                 1996            1995
                                                            ------------    ------------
Future cash inflows                                         $ 95,679,000    $ 41,946,000

Future production and development costs                      (44,329,000)    (26,181,000)

Future income tax expenses                                    (6,488,000)       (837,000)
                                                            ------------    ------------

     Future net cash flows                                    44,862,000      14,928,000

10% annual discount for estimated timing of cash flow        (14,220,000)     (5,794,000)
                                                            ------------    ------------
     Standardized measure of discounted
         future net cash flow                               $ 30,642,000    $  9,134,000
                                                            ============    ============




             See accompanying notes to supplementary information.

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                   STANDARDIZED MEASURE of DISCOUNTED FUTURE
                  NET CASH FLOWS and CHANGES THEREIN RELATING
                         to PROVED OIL and GAS RESERVES

                     years ended December 31, 1996 and 1995

                                   ----------

                                  (Unaudited)


The following are the principal sources of change in the standardized measure of discounted future net cash flows during 1996 and 1995:

                                                                   1996            1995
                                                               ------------    ------------
Sales of oil and gas produced, net of production costs         $ (5,329,000)   $ (1,925,000)
Net changes in prices and production costs                        7,803,000         409,000
Extensions, discoveries and improved recovery,
     less recovery costs                                          7,897,000         335,000
Revisions of previous quantity estimates                          4,827,000       2,272,000
Reserves purchases, net of development costs                      9,783,000         883,000
Net change in development costs                                     (26,000)        125,000

Reserves sold                                                            --         (15,000)

Accretion of discount                                               913,000         677,000

Net change in income taxes                                       (4,200,000)       (209,000)
Other                                                              (160,000)       (191,000)
                                                               ------------    ------------

     Net change                                                  21,508,000       2,361,000

Standardized measure of discounted future net cash flow:

     Beginning of year                                            9,134,000       6,773,000
                                                               ------------    ------------
     End of year                                               $ 30,642,000    $  9,134,000
                                                               ============    ============





              See accompanying notes to supplementary information

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                          RESERVE QUANTITY INFORMATION

                     years ended December 31, 1996 and 1995

                                   ---------

                                  (Unaudited)


                                                             1996                         1995
                                                ------------------------------  --------------------------
                                                     Gas              Oil           Gas             Oil
                                                    (Mcf)           (bbls.)        (Mcf)           (bbls.)
Proved developed and undeveloped
   reserves:
       Beginning of year                          13,600,000        905,000      9,804,000        801,000
       Extensions, discoveries
          and improved recovery                    3,746,000         90,000        544,000         18,000
       Revisions of previous
          estimates (1)                            1,012,000        (14,000)     3,646,000        137,000
       Sales                                              --             --             --         (5,000)
       Purchases                                   3,595,000        734,000      1,558,000        109,000
       Production                                 (2,888,000)      (249,000)    (1,952,000)      (155,000)

       End of year                                19,065,000      1,466,000     13,600,000        905,000

Proved developed reserves                         19,036,000      1,453,000     13,549,000        905,000



(1) Revisions during 1995 and 1996 relate primarily to changes in prices.



              See accompanying notes to supplementary information

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

          RESULTS of OPERATIONS from OIL and GAS PRODUCTING ACTIVITIES years ended December 31, 1996 and 1995

                                   ---------

                                  (Unaudited)



                                                              1996          1995
                                                          -----------   -----------
Revenue:
     Oil and gas sales                                    $11,238,000   $ 6,024,000
                                                          -----------   -----------

Costs and expenses:
     Lease operating expense                                5,909,000     4,100,000
     Exploration costs                                        483,000        50,000
     Depreciation and depletion                             4,283,000     2,430,000
     Income tax (benefit) expense                                  --       (64,000)
                                                          -----------   -----------
                                                           10,675,000     6,516,000
                                                          -----------   -----------

Results of operations from producing activities
    (excluding corporate overhead and interest costs)     $   563,000   $  (492,000)
                                                          ===========   ===========




              See accompanying notes to supplementary information

                    PRIMEENERGY CORPORATION and SUBSIDARIES

                       NOTES to SUPPLEMENTARY INFORMATION

                                   ---------

                                  (Unaudited)


1.       PRESENTATION OF RESERVE DISCLOSURE INFORMATION

         Reserve disclosure information is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 69 ("SFAS 69"), Disclosures About Oil and Gas Producing Activities

2.       DETERMINATION OF PROVED RESERVES

         The estimates of the Company's proved reserves were determined by an independent petroleum engineer in accordance with the provisions of SFAS 69. The estimates of proved reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development and other factors. Estimated future net revenues were computed by applying current prices of oil and gas received by the Company to estimated future production of reserves, less estimated future development and production costs, based on current costs.

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

         Future production and development costs are computed estimating the expenditures to be incurred in developing and producing the oil and gas reserves at year-end, based on year-end costs and assuming continuation of existing economic conditions.

         Future income tax expenses are calculated by applying the year-end U.S. tax rate to future pre-tax cash inflows relating to proved oil and gas reserves, less the tax basis of properties involved. Future income tax expenses give effect to permanent differences and tax credits and allowances relating to the proved oil and gas reserves.

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
                       Corporation and PrimeEnergy Management Corporation, as
                       Borrowers, Bank One, Texas, National Association, as
                       Agent, and the Lenders Signatory Hereto, effective as of October 6, 1995. (Incorporated herein by reference to Exhibit 10.7.1 to PrimeEnergy Corporation Form 10-KSB for the year ended December 31, 1995)

   10.7.2          --  Second Amendment to Credit Agreement Among PrimeEnergy
                       Corporation and PrimeEnergy Management Corporation, as
                       Borrowers, Bank One, Texas, National Association, as
                       Agent, and the Lenders Signatory Hereto, effective as of February 6, 1997. (filed herewith)

   10.8            --  Mortgage, Deed of Trust, Indenture, Security Agreement,
                       Financing Statement and Assignment of Production dated
                       May 27, 1994, as ratified and amended April 26, 1995, between PrimeEnergy Corporation, PrimeEnergy Management
                       Corporation and Bank One, Texas, National Association.
                       (Incorporated herein by reference to Exhibit 10.8 to PrimeEnergy Corporation Form 8-K dated April 26, 1995)

   10.15           --  Employment Agreement between K.R.M. Petroleum
                       Corporation and Charles E. Drimal, Jr. (Incorporated herein by reference to Exhibit 10.15 of PrimeEnergy
                       Corporation Form 10-KSB for the year ended December 31,
                       1994) (1)

   10.17           --  Amended Marketing Agreement between PrimeEnergy
                       Management Corporation and Charles E. Drimal, Jr.
                       (Incorporated herein by reference to Exhibit 10.17 of PrimeEnergy Corporation Form 10-KSB for the year ended
                       December 31, 1994) (1)

   10.18           --  Composite copy of Non-Statutory Option Agreements.(1)
                       (Incorporated herein by reference to Exhibit 10.18 to PrimeEnergy Corporation Form 10-KSB for the year ended
                       December 31, 1994) (1)

   10.19           --  Purchase and Sale Agreement dated as of May 7, 1996, by and between Internationale Nederlanden (U.S.) Capital
                       Corporation and PrimeEnergy Corporation (Incorporated herein by reference to Exhibit 10.19 to PrimeEnergy
                       Corporation Form 8-K dated May 29, 1996)

   10.20           --  Assignment, Conveyance and Bill of Sale dated as of May
                       7, 1996, by Saratoga Resources, Inc., a Texas corporation, et al., to PrimeEnergy Corporation
                       (Incorporated

                       herein by reference to Exhibit 10.20 to PrimeEnergy Corporation Form 8-K dated May 29, 1996)

   22              --  Subsidiaries. (filed herewith)

   24              --  Consent of Ryder Scott Company. (filed herewith)

   27              --  Financial Data Schedule. (filed herewith)

----------

(1) Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-KSB.