Form 10QSB
period 1997-03-31
PRIMEENERGY CORP
filed 1997-05-15
CIK 56868

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                   ________________________________

                              FORM 10-QSB

/X/   Quarterly  Report Under Section 13 or 15(d)  of  the  Securities
Exchange Act of 1934

For the Quarterly Period Ended March 31, 1997

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


The number of shares outstanding of each class of the Registrant's Common Stock as of May 9, 1997 was: Common Stock, $0.10 par value, 4,684,649 shares.














                        PrimeEnergy Corporation

                         Index to Form 10-QSB

                            March 31, 1997



Part I -  Financial Information

Consolidated Balance Sheets - March 31, 1997 and
December 31, 1996                                                3-4

Consolidated Statements of Operations for the three months
ended March 31, 1997 and 1996                                    5

Consolidated Statement of Stockholders' Equity for the
three months ended March 31, 1997                                6

Consolidated Statements of Cash Flows for the three months
ended March 31, 1997 and 1996                                    7

Notes to Consolidated Financial Statements                       9-17
Management's Discussion and Analysis of Financial Condition
and Results of Operations                                        18-23


Part II - Other Information                                      24

Signatures                                                       25




































                        PrimeEnergy Corporation

                      Consolidated Balance Sheets

                 March 31, 1997 and December 31, 1996



                                              March 31,   December 31,
                                                1997         1996
                                             (Unaudited)   (Audited)

Current assets:
  Cash and cash equivalents                $  2,779,000  $ 3,316,000
  Restricted cash and cash
    equivalents (Note 2)                        623,000      663,000
  Accounts receivable (Note 3)                4,362,000    5,052,000
  Due from related parties (Note 10)          1,479,000    2,184,000
  Other current assets                          267,000      266,000
  Prepaid expenses                              108,000      150,000
  Deferred income taxes                         119,000      119,000
                                             ----------   ----------
      Total current assets                    9,737,000   11,750,000
                                             ----------   ----------

Property and equipment, at cost(Notes 1 and 4):
 Oil and gas properties (successful
    efforts method)
	Proved                                      37,744,000   36,645,000
	Unproved                                       262,000      179,000
  Furniture, fixtures and equipment
    including leasehold improvements          5,380,000    5,269,000
                                             ----------   ----------
                                             43,386,000   42,093,000
  Accumulated depreciation and depletion    (23,343,000) (21,860,000)
                                             ----------   ----------
    Net property and equipment               20,043,000   20,233,000
                                             ----------   ----------

Other assets                                    607,000      607,000
Due from affiliates                             325,000      325,000
                                             ----------   ----------
    Total assets                           $ 30,712,000  $32,915,000
                                             ==========   ==========


See accompanying notes to the consolidated financial statements.



















                        PrimeEnergy Corporation

                      Consolidated Balance Sheets

                 March 31, 1997 and December 31, 1996

                                              March 31,   December 31,
                                                1997         1996
                                             (Unaudited)   (Audited)
Current liabilities:
  Current portion of other long-term
    obligations (Note 6)                   $     69,000  $    73,000
  Accounts payable                            6,074,000    5,297,000
  Accrued liabilities:
    Payroll, Benefits and Related Items         785,000	     494,000
    Taxes (Note 1)                               51,000       11,000
    Interest and other                          602,000      774,000
  Due to related parties (Note 10)            1,111,000    1,298,000
                                             ----------   ----------
    Total current liabilities                 8,692,000    7,947,000
                                             ----------   ----------

Long-term bank debt (Note 5)                 14,325,000   17,400,000
Other long-term obligations (Note 6)            231,000      243,000
Deferred income taxes (Note 1)                  240,000      240,000
Payable for encumbered treasury
	stock (Note 7)                                 392,000      621,000
Stockholder's equity:
  Preferred stock, $.10 par, authorized
    10,000 shares; none issued                   --           --
  Common stock, $.10 par value, authorized
    15,000,000 shares; issued 7,597,970
    in 1996 and 1995                            760,000      760,000
  Paid in capital                            10,888,000   10,888,000
  Retained earnings(accumulated deficit)        531,000      (53,000)
  Encumbered treasury stock (Note 7)           (392,000)	   (621,000)
                                             ----------   ----------
                                             11,787,000   10,974,000
  Treasury stock, at cost, 2,913,321
    common shares in 1997 and 2,867,349
    common shares in 1996                    (4,955,000)  (4,510,000)
                                             ----------   ----------
    Total stockholders' equity                6,832,000    6,464,000
                                             ----------   ----------
      Total liabilities and equity          $30,712,000  $32,915,000
                                             ==========  ===========

See accompanying notes to the consolidated financial statements.


















                        PrimeEnergy Corporation

                 Consolidated Statements of Operations

              Three Months Ended March 31, 1997 and 1996
                              (Unaudited)

                                                1997         1996
Revenue:
  Oil and gas sales                        $  4,277,000  $ 1,621,000
  District operating income                   2,653,000    2,294,000
  Administrative revenue (Note 10)              363,000      386,000
  Reporting and management fees (Note 10)        82,000       87,000
  Interest and other income                      33,000       58,000
                                             ----------   ----------
    Total revenue                             7,408,000    4,446,000
                                             ----------   ----------

Costs and expenses:
  Lease operating expense                     1,650,000    1,037,000
  District operating expense                  2,116,000    1,765,000
  Depreciation and depletion of
    oil and gas properties                    1,290,000      624,000
  General and administrative expense            806,000      688,000
  Exploration costs                             643,000      184,000
  Interest expense (Notes 5 and 6)              276,000      138,000
                                             ----------   ----------
    Total costs and expenses                  6,781,000    4,436,000
                                             ----------   ----------
Income from operations                          627,000       10,000
Gain on sale and exchange of assets              22,000       45,000
                                             ----------   ----------
Net income before income taxes                  649,000       55,000

Provision for income taxes                       65,000       19,000
                                             ----------   ----------
Net income                                 $    584,000  $    36,000
                                             ==========   ==========

Primary income per common share (Note 11)         $0.11        $0.01
                                                   ====         ====
Fully diluted income per common share (Note 11)   $0.11        $0.01
                                                   ====         ====
See accompanying notes to consolidated financial statements.






















                        PrimeEnergy Corporation

            Consolidated Statement of Stockholder's Equity

                   Three Months Ended March 31, 1997

                                                                      Retained
                                                        Add'l         Earnings                 Encumbered
                                     Common Stock       paid in      (Accumulated   Treasury     Treasury
                                  Shares     Amount     Capital       Deficit)      Stock         Stock       Total
                                 --------    --------   --------      --------    ---------     ---------    --------
Balance at December 31, 1996     $7,597,970  $760,000   $10,888,000   ($53,000)  ($4,510,000)  ($621,000)    $6,464,000

Purchased 45,972 shares of           --         --           --           --          --           --             --
  common stock                                                                      (216,000)                  (216,000)

Amortization of                                                                     (229,000)    229,000          --
Encumbered Treasury Stock
(Note 7)

Net income                                                             584,000        --           --           584,000
                                -----------  --------   ------------ ----------   -----------  ----------     ----------

Balance at March 31, 1997       $7,597,970   $760,000   $10,888,000   $531,000    ($4,955,000)  $392,000       $6,832,000
                                ===========  =========  ============ =========   ============  =========      ===========









































See accompanying notes to consolidated financial statements.
                        PrimeEnergy Corporation

                 Consolidated Statements of Cash Flows

              Three Months Ended March 31, 1997 and 1996
                              (Unaudited)

                                              March 31,    March 31,
                                                1997         1996

Net cash provided by operating activities  $ 4,261,000 $  1,722,000
                                             ----------   ----------

Cash flows from investing activities:
  Additions to property and equipment       (1,306,000)    (490,000)
  Proceeds from sale of property
    and equipment                               24,000       54,000
  Proceeds from payment on notes receivable     20,000          --
                                             ----------   ----------
    Net cash used in investing activities   (1,262,000)    (436,000)
                                             ----------   ----------

Cash flows from financing activities:
  Purchase of treasury stock                  (445,000)    	(26,000)
  Increase in long-term bank debt and
    other long-term obligations              7,405,000    2,707,000
  Repayment of long-term bank debt and
    other long-term obligations            (10,496,000)  (4,133,000)
                                             ----------   ----------
    Net cash used in financing activities   (3,536,000)  (1,452,000)
                                             ----------   ----------

Net increase (decrease) in cash and
  cash equivalents                            (537,000)    (166,000)

Cash and cash equivalents at the
  beginning of the period                    3,316,000    1,009,000
                                            ----------   ----------
Cash and cash equivalents at the
  end of the period                        $ 2,779,000  $   843,000
                                            ==========   ==========






















See accompanying notes to consolidated financial statements.

                        PrimeEnergy Corporation

              Notes to Consolidated Financial Statements

                            March 31, 1997


(1)  Description of Operations and Significant Accounting Policies:

     Nature of Operations-


The Company is engaged in the development, acquisition and 	production of oil
and natural gas properties.  The Company owns 	leasehold, mineral and royalty
interests in producing and non-	producing oil and gas properties across the
continental United 	States, including Colorado, Kansas, Louisiana,
Mississippi, 	Montana, Nebraska, Nevada, New Mexico, North Dakota,
Oklahoma, 	Texas, Utah, West Virginia and Wyoming.  The Company operates approximately 1,762 wells and owns non-operating interests in approximately 1,052 additional wells. Additionally, the Company provides well-servicing support operations, site preparation and construction services for oil and gas drilling and rework operations, both in connection with the Company's activities and in providing contract services for third parties.
The Company is publicly traded on NASDAQ under the symbol "PNRG".

The markets for the Company's products are highly competitive, as oil and gas are commodity products and prices depend upon numerous factors beyond the control of the Company, such as economic, political and regulatory developments and competition from alternative energy sources.

     Principles of Consolidation-

The consolidated financial statements include the accounts of PrimeEnergy Corporation and its wholly-owned subsidiaries. All material inter-company accounts and transactions between these entities have been eliminated. Oil and gas properties include ownership interests in the Partnerhips. The statement of operations includes the Company's proportionate share of revenue and expenses related to oil and gas interests.

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

Estimates of oil and gas reserves, as determined by independent petroleum engineers, are continually subject to revision based on price, production history and other factors. Depletion expense, which is computed based on the units of production method, could be significantly impacted by changes in such estimates. Additionally, FAS 121 requires that, if the expected future cash flow from an asset is less than its carrying cost, that asset must be written down to its fair market value. As the fair market value of a property is generally substantially less than the total future cash flow expected from the asset, small changes in the estimated future net revenue from an asset could lead to the necessity of recording a significant impairment.

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

Effective January 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed Of" ("SFAS No. 121"). Prior to the adoption of SFAS No. 121, the total amount of unamortized capitalized cost was limited to the aggregated undiscounted value of future net revenues, based on current prices and cost. SFAS No. 121 requires that long-lived assets held and used by a company, including oil and gas properties accounted for under the successful efforts method of accounting, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company determines whether an impairment has occurred by estimating the undiscounted expected future net cash flows of its oil and gas properties at a field level and compares such cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. For those oil and gas properties for which the carrying amount exceeds the undiscounted estimated future cash flows, an impairment is determined to exist.
The carrying amount of such properties is adjusted to their estimated net fair value based on discounted cash flows. The Company recognized a non-cash charge of $184,000 related to the impairment oil and gas properties during 1996, which was included in depreciation, depletion and amortization expense.

Income Taxes-
The Company records income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". SFAS No. 109 is an asset and liability approach to accounting for income taxes, which requires the recognition of deferred tax assets and liabilities for the expected future consequences of events that have been recognized in the company's financial statements or tax returns.


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

Hedging-

From time to time, the Company may enter into futures contracts in order to reduce its exposure related to changes in oil and gas prices. In accordance with Statement of Financial Accounting Standards No. 80, any gain or loss on such contracts is treated as an adjustment to oil and gas revenue.

Recently Issued Accounting Standards-

In October 1995, FAS Statement No. 123, "Accounting for Stock-Based Compensation", was issued, effective January 1, 1996. The Company will continue to measure compensation costs for its employee stock compensation as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees", and comply with the disclosure requirements of FAS Statement No. 123 rather than record compensation expense in accordance with the new standard. Recording compensation expense in accordance with the standard would not have a significant effect on the Company's results of operations.

In October 1996, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 96-1, "Environmental Remediation liabilities". SOP 96-1 was adopted by the Company on January 1, 1997.
It requires, among other things, that environmental remediation liabilities be accrued when the criteria of SFAS No. 5, "Accounting for Contingencies", have been met. SOP 96-1 also provides guidance with respect to the measurement of the remediation liabilities. Such accounting is consistent with the company's current method of accounting for environmental remediation costs. Therefore adoption of SOP 96-1 will not have a material impact on the company's financial position or results of operations.


(2)  Restricted Cash and Cash Equivalents:

     Restricted cash and cash equivalents includes $623,000 and $663,000 at March 31, 1997 and December 31, 1996, respectively, of cash primarily pertaining to unclaimed royalty payments. There were corresponding accounts payable recorded at March 31, 1997 and December 31, 1996 for these liabilities.



(3)  Accounts Receivable

     Accounts receivable at March 31, 1997 and December 31, 1996 consisted of the following:

                                       March 31,        December 31,
                                         1997               1996

      Joint Interest Billing          $ 1,294,000       $ 1,533,000
      Trade Receivables                   117,000           126,000
      Oil and Gas Sales                 2,913,000         3,337,000
      Other                                75,000            99,000
                                        ---------         ---------
                                        4,399,000         5,095,000

      Less, Allowance for doubtful
       accounts                           (37,000)         ( 43,000)
                                        ---------         ---------
                                      $ 4,362,000       $ 5,052,000
                                        =========         =========



(4)  Property and equipment

     Property and equipment at March 31, 1997 and December 31, 1996 consisted of the following:

                                       March 31,        December 31,
                                         1997               1996

      Developed oil and gas
        properties at cost            $37,013,000       $35,952,000
     	Undeveloped oil and gas
	        properties at cost	          	  	993,000          	872,000
      Less, accumulated depletion
        and depreciation              (19,951,000)      (18,661,000)
                                      ------------      ------------
                                       18,055,000        18,163,000
                                      ------------      ------------

      Furniture, fixtures and
        and equipment                   5,380,000         5,269,000
      Less, accum. depreciation        (3,392,000)       (3,199,000)
                                       ----------        ----------
                                        1,988,000         2,070,000
                                       ----------        ----------
      Total net property and
        equipment                     $20,043,000       $20,233,000
                                       ==========        ==========


(5)  Long-Term Bank Debt

     At December 31, 1996, the Company was party to a line of credit agreement with a bank with a non-reducing borrowing base of $19 million. Twenty-five percent of the borrowing is syndicated to a second bank. During 1996, the agreement provided for interest at 1/2% over the bank's base rate as defined, or 2-3/4% over the London Inter-Bank Offered Rate (LIBO) rate for the interest
    	period in question, payable at the end of the interest period.

     On February 6, 1997, the bank extended the borrowing base to $21 million. The credit agreement was also amended to provide for interest on outstanding borrowings at the bank's base rate, as defined, or 2 1/4% over the LIBO rate.

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


(6)  Other Long-Term Obligations:

     Other long-term obligations at March 31, 1997 and December 31, 1996 consisted of the following:

                                        March 31,       December 31,
                                          1997              1996
      Subordinated debentures due
       December 31, 1998              $   225,000       $ 225,000

      Capital lease obligations            75,000          91,000
                                        ---------       ---------
                                          300,000         316,000

      Less, current portion               (69,000)        (73,000)
                                        ---------       ---------
                                      $   231,000       $ 243,000
                                        =========       =========

     The secured subordinated debentures are held by affiliated
     Partnerships in which PEMC is a general partner. Interest was payable at 9.25% through 1995, 6.5% through 1996 and 1% above year end money market rates thereafter.



(7) In June of 1996, the Company entered into an agreement to purchase 400,000 shares of the Company's common stock from McJunkin Corporation. The Company agreed to make 15 monthly payments of $80,000 beginning on June 1, 1996, with the shares held in escrow until such payments have been made. The shares are classified as encumbered treasury stock on the balance sheet, and will be un-encumbered in proportion to the payments made under the agreement. The liability for future payments under the note, less imputed interest, is shown as "Payable for Encumbered Treasury Stock" on the balance sheet.



(8)  Contingent Liabilities:

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

     As a general partner, PEMC is committed to offer to purchase the limited partners' interests in certain of its managed Partnerships at various annual intervals. Under the terms of a partnership agreement, PEMC is not obligated to purchase an amount greater than 10% of the total partnership interest outstanding. In addition, PEMC will be obligated to purchase interests tendered by the limited partners only to the extent of one-hundred fifty
     (150) percent of the revenues received by it from such partnership in the previous year. Purchase prices are based upon annual reserve reports of independent petroleum engineering firms discounted by a risk factor. Based upon historical production rates and prices, management estimates that if all such offers were to be accepted, the maximum annual future purchase commitment would be approximately $500,000.


(9)  Stock Options and Other Compensation:

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

     On January 27, 1983, the Company adopted the 1983 Incentive Stock Option Plan. At March 31, 1997 and 1996, options on 124,000 and 134,000 shares were exercisable at $1.50 per share, respectively, and no additional shares were available for granting.

(10)  Related Party Transactions:

PEMC is a general partner in several oil and gas Partnerships in 	which
certain directors have limited and general partnership 	interests.
A substantial portion of the assets and revenues of PEMC 	are derived from its
sponsorship of the Partnerships and the 	interests of PEMC in the oil and
gas properties acquired by the 	Partnerships. As the managing general
partner in each of the 	Partnerships, PEMC receives approximately 5% to 12%
of the net 	revenues of each Partnership as a carried interest in the
Partnerships' properties.

The Partnership agreements allow PEMC to receive management fees for
various services to the Partnerships as well as 	reimbursement for
property acquisition and development costs incurred on behalf of the Partnerships and general and administrative overhead, which is reported in the statements of operations as administrative revenue.

In 1991, the Company loaned approximately $325,000 at 12% 	interest to a
real estate limited partnership of which a Company 	Officer and Director
is a general partner.  This loan is secured by a mortgage on the underlying
real estate in the 	partnership and the Company received a 23% equity
participation 	in the partnership.  The loan agreement provides for
interest 	payments on a quarterly basis provided the cash flow from
operations of the limited partnership are sufficient to pay 	interest for
the quarter. If cash flows are not sufficient, the accrued interest is added
to the principal.  This loan 	is included in other non-current  assets on the
balance sheet.

Due to related parties at March 31, 1997 and December 31, 1996 primarily represent receipts collected by the Company, as agent, from oil and gas
sales net of expenses. Receivables 	from 	affiliates consist of
reimbursable general and administrative costs, lease operating expenses
and reimbursements for property 	acquisitions and related costs.


11)   Income per share:

The weighted average number of common shares and common stock 	equivalents
outstanding used in the income per share calculation 	are as follows:

                         Three Months Ended
                              March 31,
                           1997      1996

     Primary            5,407,036  5,745,674
                        =========  =========

     Fully diluted      5,416,754  5,747,695
                        =========  =========


12)   Subsequent events:

During the second quarter of 1997 the Company sold, in separate transactions, two properties located in New Mexico for a total consideration of $847,000.
A net gain of approximately $102,000 was realized on these sales.



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


LIQUIDITY AND CAPITAL RESOURCES

The Company feels that it has the ability to generate sufficient amounts of cash to meet long-term liquidity needs, as well as debt service.
The Company expects to generate increased cash flows by increasing its reserve base through continued acquisitions and development. By increasing its reserve base, the Company's borrowing ability is increased due to additional properties available as collateral.

On April 26, 1995, the Company entered into a revised credit agreement with Bank One, Texas NA providing for a $12.5 million revolving line of credit on a $50 million master promissory note. This new agreement introduced Den norske Bank, AS as a 25% syndication partner in the line, once the Company reaches borrowings of $12.5 million for over one month. The agreement also provides for a lower floating rate compared to previous agreements as well as the ability to borrow based upon the London Inter-Bank Offered Rate (LIBO). The borrowing base is non-reducing and is revised every six months by the banks.

During 1996, the interest rate on this line of credit was 1/2% over the bank's base rate, as defined, monthly, or 2 3/4% over the published LIBO rate, payable at the end of the applicable interest period. Effective February 6, 1997, the agreement was amended, lowering the interest rate to the banks base rate, as defined, monthly, or 2 1/4% over the published LIBO rate. Pursuant to the semi-annual redetermination of the borrowing base, the Company's line of credit was increased to $21,000,000. This amount reflects the increase in the companies reserve and borrowing base due to the purchase and development of properties acquired in Saratoga acquisition, and the success of the company's 3D drilling program, both of which are described below.

Most of the Company's oil and gas properties as well as certain receivables and equipment are pledged as security under the agreement. The Company is required to maintain, as defined, a minimum current ratio, tangible net worth, and debt and interest coverage ratios, and restrictions are placed on the Company's ability to pay dividends and purchase treasury stock.

During 1996, the Company entered into an agreement to purchase 400,000 shares of its common stock for total consideration of $1,144,000. Of this amount, $523,000 was paid in 1996, $229,000 was paid in the first quarter of 1997, and $392,000 will be paid during the remainder of 1997. The Company also spent $216,000 during the first quarter of 1997 to acquire treasury stock in open market transactions.

The Company's primary source of working capital during the first three months of 1997 was through internally generated funds coupled with cash balances at the prior year-end. Net cash provided by operations was used primarily to repay bank debt and continue property development.

During the second quarter of 1997 the Company sold a group of outside operated wells located in New Mexico for $680,000. A group of operated properties located in New Mexico were sold in the second quarter for $167,000. The Company will report a net gain from the sale these properties of approximately $102,000. These net cash flow received from these properties in the first quarter of 1997 was $105,000.

In May of 1996, the Company purchased from Internationale Nederlanden (U.S.) Capital Corporation properties formerly owned by Saratoga Resources Inc. (the Saratoga Properties) for $7,180,000. The addition of these properties has significantly increased the Company's cash flow.

From the inception of the program through March 31, 1997, the Company had spent $4,563,000 on its 3D seismic exploration and development program
(3D Drilling Program). It is anticipated that the Company will spend several million dollars more on this program during the remainder of 1997. The Company has, to date, drilled eight wells as part of this program, seven of which have been completed as commercial gas wells. The Company is currently receiving significant cash flow from these wells.

During the first quarter, the Company spent approximately $1,824,000 on the acquisition and development of its oil and gas interests. This amount includes $643,000 of exploration costs related to an area in which the Company intends to drill two wells during the second quarter of the year, and $422,000 spent to buy back interests in partnerships in which the Company is a general partner. Additionally, the Company spent approximately $73,000 on trucks, automobiles and equipment used in connection with field service operations, and an additional $49,000 on computer and related equipment and software.


RESULTS OF OPERATIONS

Net income increased to $584,000 in the first quarter of 1997 as compared to $36,000 in the first quarter of 1996. The primary factors causing this large increase were the contributions to income made by the Saratoga and the 3D Drilling Program properties, as well as sharply higher prices received for oil and gas production.

As a result of the Saratoga acquisition and the success of the Company's recent drilling, oil and gas revenue accounted for 58% of total revenue in the first quarter of 1997 as compared to 36% in the comparable period in 1996. As oil and gas prices can be highly volatile, this may lead to greater variability in the Company's profitability and cash flow in the future. In addition, the Company has greatly increased its drilling and exploration activities. The risk inherent in these activities, coupled with the requirement that certain costs incurred in these activities must be expensed as incurred, can be expected to lead to greater volatility in earnings in the future.

Oil and gas sales of $4,278,000 represent an increase of $2,657,000 over 1996 first quarter sales of $1,621,000. Production from directly owned properties, expressed in barrel of oil equivalents (BOE's), more than doubled between the two periods. These increases are primarily attributable to the contributions of the Saratoga properties and 3D drilling program wells, which contributed $1,075,000 and $799,000, respectively, in the first quarter of 1997. Sharply higher oil and gas prices also contributed to this rise. The average price received per barrel increased to $21.49 in the first quarter 1997 as compared to $18.14 in the first quarter 1996, and the average price received for an MCF of gas rose to $2.92 in 1997 as compared to $2.15 in 1996.

District operating income increased 16% in the first quarter of 1997 as compared to the comparable period in 1996, primarily due to income from the operation of the Saratoga properties.

Administrative revenue for the first quarter of 1997 decreased about 6% from the comparable period in 1996. Amounts received in both years from certain partnerships are substantially less than the amounts allocable to those Partnerships under the Partnership agreements. The lower amounts reflect PEMC's efforts to limit costs incurred and those allocated to the Partnerships.

Lease operating expense of $1,650,000 in the first quarter of 1997 represents a 59% increase over the $1,037,000 incurred in the first quarter of 1996. The newly acquired Saratoga and 3D Drilling Program wells contributed $346,000 and $100,000 respectively to this increase. Lease operating expense relating to the Company's interest in partnerships increased by $61,000, due primarily to additional interests in these partnerships purchased during the year.

Average lifting costs on directly owned properties declined from $9.85 per barrel of oil equivalent (BOE) in the first quarter of 1996 to $6.96 in 1997. This decrease is largely due to the fact that the wells drilled as part of the Company's 3D Drilling Program produced 48,000 BOE's in 1997, while contributing only $100,000 to lease operating expense, an average cost of $2.06 per BOE. Average lifting costs on the Saratoga properties were $6.41 per BOE, also helping to lower the overall average.

The Company receives reimbursement for costs incurred related to the evaluation, acquisition and development of properties on behalf of its related partnerships, trusts, and other joint venture partners. To the extent that these costs are expended at the district level, the reimbursements reduce total district operating expenses. Alternatively, if the expenses are incurred by PEMC, such reimbursements reduce total general and administrative expenses. Property acquisition cost reimbursement remained relatively constant at approxiametly $300,000 in both the first quarter of 1997 and the first quarter of 1996.

General and administrative expenses of $808,000 in the first quarter of 1997, equaled about 11% of total revenue in that period. In the first quarter of 1996, general and administrative expenses were approximately 15% of total revenue. This decline is largely attributable to the fact that the Saratoga acquisition greatly expanded the scope of the Company's operations without requiring a proportionate increase in office personnel and related costs.

Depreciation, depletion and amortization (DD&A) of oil and gas properties of $1,290,000 represents a $667,000 increase over the $623,000 expense recorded in the first quarter of 1996. This increase is attributable to the Saratoga and 3D Drilling Program properties, which contributed $421,000 and $359,000, respectively, to DD&A expense in the first quarter of 1997.

First quarter 1997 exploration costs of $643,000 consist primarily of the cost of a 3D seismic shoot made in an attempt to identify locations for exploratory drilling. The Company plans to drill two wells on the acreage covered by this seismic shoot during the second quarter of 1997. The Company spent $575,000 on 3D seismic in April of 1997, which will be charged to expense in the second quarter.

Interest expense doubled to $276,000 in the first quarter of 1997 from $138,000 in the first quarter of 1996, due to higher debt levels associated with the Saratoga acquisition.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Registrant will be held on Wednesday, June 18, 1997 to elect a Board of Directors and to transact such other procedural business as may properly be brought before the meeting.


Item 6.

No reports on form 8K were filed by the Company during the three months ended March 31, 1997.

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





May 14, 1997                            /s/ Charles E. Drimal, Jr.
   (Date)                               --------------------------
                                        Charles E. Drimal, Jr.
                                        President
                                        Principal Executive Officer






May 14, 1997                            /s/ Beverly A. Cummings
   (Date)                               --------------------------
                                        Beverly A. Cummings
                                        Executive Vice President
                                        Principal Financial and
                                        Accounting Officer