Form 10QSB
period 1997-06-30
PRIMEENERGY CORP
filed 1997-08-13
CIK 56868

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                     ________________________________

                                FORM 10-QSB

/X/   Quarterly  Report Under Section 13 or 15(d)  of  the  Securities
Exchange Act of 1934

For the Quarterly Period Ended June 30, 1997

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

The number of shares outstanding of each class of the Registrant's Common Stock as of August 12, 1997 was: Common Stock, $0.10 par value, 4,659,249 shares.

                          PrimeEnergy Corporation

                           Index to Form 10-QSB

                               June 30, 1997



Part I -  Financial Information

Consolidated Balance Sheets - June 30, 1997 and
December 31, 1996                                                3-4

Consolidated Statements of Operations for the six months
ended June 30, 1997 and 1996                                     5

Consolidated Statements of Operations for the three months
ended June 30, 1997 and 1996                                     6

Consolidated Statement of Stockholders' Equity for the
six months ended June 30, 1997                                   7

Consolidated Statements of Cash Flows for the six months
ended June 30, 1997 and 1996                                     8

Notes to Consolidated Financial Statements                       9-17

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                        18-23


Part II - Other Matters                                          24

Signatures                                                       25

                          PrimeEnergy Corporation

                        Consolidated Balance Sheets

                    June 30, 1997 and December 31, 1996

                                              June 30,   December 31,
                                                1997         1996
                                            (Unaudited)   (Audited)
Current assets:
  Cash and cash equivalents                $ 2,376,000   $ 3,316,000
  Restricted cash and cash
    equivalents (Note 2)                        963,000      663,000
  Accounts receivable (Note 3)                4,252,000    5,052,000
  Due from related parties (Note 10)          1,919,000    2,184,000
  Other current assets                          268,000      266,000
  Prepaid expenses                              161,000      150,000
  Deferred income taxes                         119,000      119,000
                                             ----------   ----------
      Total current assets                   10,058,000   11,750,000
                                             ----------   ----------

Property and equipment, at cost(Notes 1 and 4):
  Oil and gas properties (successful
    efforts method):
      developed                              35,891,000   36,645,000
      undeveloped                                58,000      179,000
  Furniture, fixtures and equipment
   including leasehold improvements           5,628,000    5,269,000
                                             ----------   ----------
                                             41,577,000   42,093,000
  Accumulated depreciation and depletion    (22,239,000) (21,860,000)
                                             ----------   ----------
    Net property and equipment               19,338,000   20,233,000
                                             ----------   ----------

Other assets                                    597,000      607,000
Due from affiliates                             325,000      325,000
                                             ----------   ----------
    Total assets                           $ 30,318,000  $32,915,000
                                             ==========   ==========








See accompanying notes to the consolidated financial statements.

                          PrimeEnergy Corporation

                        Consolidated Balance Sheets

                    June 30, 1997 and December 31, 1996

                                              June 30,   December 31,
                                                1997         1996
                                            (Unaudited)    (Audited)
Current liabilities:
  Current portion of other long-term
    obligations (Note 6)                   $     55,000  $    73,000
  Accounts payable                            4,466,000    5,297,000
  Accrued liabilities:
    Payroll, Benefits and related Items         901,000      494,000
    Taxes (Note 1)                               17,000       11,000
    Interest and other                          829,000      774,000
  Due to related parties (Note 10)            1,737,000    1,298,000
                                             ----------   ----------
    Total current liabilities                 8,005,000    7,947,000
                                             ----------   ----------

Long-term bank debt (Note 5)                 15,050,000   17,400,000
Other long-term obligations (Note 6)              1,000      243,000
Deferred income taxes (Note 1)                  240,000      240,000
Payable for encumbered treasury
  stock (Note 7)                                158,000      621,000

Stockholders' equity:
  Preferred stock, $.10 par, authorized
    10,000 shares; none issued                   --           --
  Common stock, $.10 par value, authorized
    15,000,000 shares; issued 7,597,970
    in 1996 and 1995                            760,000      760,000
  Paid in capital                            10,888,000   10,888,000
  Retained earnings (accumulated deficit)       661,000      (53,000)
  Encumbered treasury stock (Note 7)           (158,000)    (621,000)
                                             ----------   -----------
                                             12,151,000   10,974,000
  Treasury stock, at cost, 2,874,313
    common shares in 1997 and 2,650,398
    common shares in 1996                    (5,287,000)  (4,510,000)
                                             ----------   ----------
    Total stockholders' equity                6,864,000    6,464,000
                                             ----------   ----------
      Total liabilities and equity          $30,318,000  $32,915,000
                                             ==========   ==========


See accompanying notes to the consolidated financial statements.

                          PrimeEnergy Corporation

                   Consolidated Statements of Operations

                  Six Months Ended June 30, 1997 and 1996
                                (Unaudited)

                                                1997         1996
Revenue:
  Oil and gas sales                        $  7,717,000  $ 4,009,000
  District operating income                   5,447,000    4,742,000
  Administrative revenue (Note 10)              852,000      827,000
  Reporting and management fees (Note 10)       160,000      178,000
  Interest and other income                      69,000       85,000
                                             ----------   ----------
    Total revenue                            14,245,000    9,841,000
                                             ----------   ----------

Costs and expenses:
  Lease operating expense                     3,380,000    2,398,000
  District operating expense                  4,101,000    3,581,000
  Depreciation and depletion of
    oil and gas properties                    2,583,000    1,500,000
  General and administrative expense          1,617,000    1,791,000
  Exploration costs                           1,351,000      190,000
  Interest expense (Notes 5 and 6)              566,000      367,000
                                             ----------   ----------
    Total costs and expenses                 13,598,000    9,827,000
                                             ----------   ----------
Income from operations                          647,000       14,000
Gain on sale and exchange of assets             146,000      116,000
                                             ----------   ----------
Net income before income taxes                  793,000      130,000

Provision for income taxes                       79,000       21,000
                                             ----------   ----------
Net income                                 $    714,000  $   109,000
                                             ==========   ==========

Primary income per common share (Note 11)         $0.13        $0.02
                                                   ====         ====
Fully diluted income per common share (Note 11)   $0.13        $0.02
                                                   ====         ====


See accompanying notes to consolidated financial statements.

                          PrimeEnergy Corporation

                   Consolidated Statements of Operations

                 Three Months Ended June 30, 1997 and 1996
                                (Unaudited)

                                                1997         1996
Revenue:
  Oil and gas sales                        $  3,440,000  $ 2,388,000
  District operating income                   2,794,000    2,448,000
  Administrative revenue (Note 10)              488,000      441,000
  Reporting and management fees (Note 10)        79,000       91,000
  Interest and other income                      36,000       27,000
                                             ----------   ----------
    Total revenue                             6,837,000    5,395,000
                                             ----------   ----------

Costs and expenses:
  Lease operating expense                     1,730,000    1,361,000
  District operating expense                  1,986,000    1,816,000
  Depreciation and depletion of
    oil and gas properties                    1,293,000      876,000
  General and administrative expense            809,000    1,103,000
  Exploration costs                             708,000        6,000
  Interest expense (Notes 5 and 6)              291,000      229,000
                                             ----------   ----------
    Total costs and expenses                  6,817,000    5,391,000
                                             ----------   ----------
Income from operations                           20,000        4,000
Gain on sale and exchange of assets             124,000       71,000
                                             ----------   ----------
Net income before income taxes                  144,000       75,000

Provision for income taxes                       14,000        2,000
                                             ----------   ----------
Net income                                 $    130,000  $    73,000
                                             ==========   ==========

Primary income per common share (Note 11)         $0.02        $0.01
                                                   ====         ====
Fully diluted income per common share (Note 11)   $0.02        $0.01
                                                   ====         ====

See accompanying notes to consolidated financial statements.

                             PrimeEnergy Corporation

                 Consolidated Statement of Stockholders' Equity

                         Six Months Ended June 30, 1997


                                                                          Retained
                                                          Additional      Earnings                  Encumbered
                                                            Paid In     (Accumulated    Treasury     Treasury
                                     Shares      Amount     Capital       Deficit)        Stock       Stock        Total


Balance at December 31, 1996      7,597,970    $760,000   $10,888,000      ($53,000)  ($4,510,000)   ($621,000)  $6,464,000

Purchased 62,322
shares of common stock                                                                  ($314,000)                ($314,000)


Amortization Of Encumbered
 treasury stock                                                                         ($463,000)    $463,000       --
 (Note 7)


Net income                            --          --         --            $714,000        --                       714,000


Balance at June 30, 1997          7,597,970    $760,000   $10,888,000      $661,000   ($5,287,000)   ($158,000)  $6,864,000












  See accompanying notes to consolidated financial statements.

                     PrimeEnergy Corporation

              Consolidated Statements of Cash Flows

             Six Months Ended June 30, 1997 and 1996
                           (Unaudited)

                                                1997         1996

Net cash provided by operating activities   $ 4,373,000 $  1,953,000
                                             ----------   ----------

Cash flows from investing activities:
  Additions to property and equipment        (2,794,000)  (8,318,000)
  Proceeds from sale of property
    and equipment                               828,000      190,000
  Proceeds from payments on note receivable      40,000          --
                                             ----------   ----------
    Net cash (used in) investing activities  (1,926,000)  (8,128,000)
                                             ----------   ----------

Cash flows from financing activities:
  Purchase of treasury stock                   (777,000)    (165,000)
  Increase in long-term bank debt and
    other long-term obligations              14,690,000   13,403,000
  Repayment of long-term bank debt and
    other long-term obligations             (17,300,000)  (6,767,000)
                                             ----------   ----------
    Net cash provided by (used in)
           financing activities             (3,387,000)    6,471,000
                                             ----------   ----------

Net increase (decrease) in cash and
  cash equivalents                            (940,000)      296,000

Cash and cash equivalents at the
  beginning of the period                     3,316,000    1,009,000
                                             ----------   ----------
Cash and cash equivalents at the
  end of the period                       $   2,376,000 $  1,305,000
                                             ==========   ==========





  See accompanying notes to consolidated financial statements.

                     PrimeEnergy Corporation

           Notes to Consolidated Financial Statements

                          June 30, 1997

1)  Description of Operations and Significant Accounting
Policies:

    Nature of Operations-

    The Company is engaged in oil and gas exploration and drilling, and the development, acquisition and production of oil and natural gas properties. The Company owns leasehold, mineral and royalty interests in producing and non-producing oil and gas properties across the continental United States, including Colorado, Kansas, Louisiana, Mississippi, Montana, Nebraska, Nevada, New Mexico, North Dakota, Oklahoma, Texas, Utah, West Virginia and Wyoming. The Company operates approximately 1,743 wells and owns non-operating interests in approximately 909 additional wells. Additionally, the Company provides well-servicing support operations, site preparation and construction services for oil and gas drilling and rework operations, both in connection with the Company's activities and in providing contract services for third parties. The Company is publicly traded on NASDAQ under the symbol "PNRG".

    The markets for the Company's products are highly competitive, as oil and gas are commodity products and prices depend upon numerous factors beyond the control of the Company, such as economic, political and regulatory
    developments   and   competition  from   alternative   energy
    sources.

    Principles of Consolidation-

    The consolidated financial statements include the accounts of PrimeEnergy Corporation and its wholly-owned subsidiaries. All material inter-company accounts and transactions between these entities have been eliminated. Oil and gas properties include ownership interests in the Partnerships. The statement of operations includes the Company's proportionate share of revenue and expenses related to oil and gas interests owned by the partnerships.

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

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" (EPS). SFAS No. 128 replaces the standards for computing earnings per share previously established by APB No. 15, "Earnings per Share" by replacing the primary EPS with a presentation of "basic EPS" and requiring dual presentation of basic and diluted EPS on the face of the income statement. SFAS No. 128 requires companies to adopt its provisions for fiscal years ending after December 15, 1997 and requires restatement of all prior period EPS data, if necessary. Earlier application is not permitted.

(2)  Restricted Cash and Cash Equivalents:

    Restricted cash and cash equivalents includes $963,000 and $663,000 at June 30, 1997 and December 31, 1996,
    respectively, of cash primarily pertaining to unclaimed royalty payments. There were corresponding accounts payable recorded at June 30, 1997 and December 31, 1996 for these liabilities.

(3)  Accounts Receivable

    Accounts receivable at June 30, 1997 and December 31, 1996 consisted of the following:
                                       June 30,        December 31,
                                         1997               1996

      Joint Interest Billing          $ 1,383,000       $ 1,533,000
      Trade Receivables                   170,000           126,000
      Oil and Gas Sales                 2,631,000         3,337,000
      Other                                96,000            99,000
                                        ---------         ---------
                                        4,280,000         5,095,000

      Less, Allowance for doubtful
       accounts                           (28,000)         ( 43,000)
                                        ---------         ---------
                                      $ 4,252,000       $ 5,052,000
                                        =========         =========


(4)  Property and equipment

    Property and equipment at June 30, 1997 and December 31, 1996 consisted of the following:

                                       June 30,        December 31,
                                         1997               1996

      Developed oil and gas
        properties at cost            $35,891,000       $35,952,000
      Undeveloped oil and gas
        properties at cost                 58,000           872,000
      Less, accumulated depletion
        and depreciation              (18,826,000)      (18,661,000)
                                      ------------      ------------
                                       17,123,000        18,163,000
                                      ------------      ------------

      Furniture, fixtures and
        and equipment                   5,628,000         5,269,000
      Less, accum. depreciation        (3,413,000)       (3,199,000)
                                       ----------        ----------
                                        2,215,000         2,070,000
                                       ----------        ----------
      Total net property and
        equipment                     $19,338,000       $20,233,000
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

    On February 6, 1997, the bank extended the borrowing base to $21 million. The credit agreement was also amended to provide for interest on outstanding borrowings at the bank's base rate, as defined, or 2 1/4% over the LIBO rate. Effective in May, 1997, the bank revised the borrowing base to $20.5 million due to the sale of properties by the Company.

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

(6)  Other Long-Term Obligations:

    Other long-term obligations at June 30, 1997 and December 31, 1996 consisted of the following:

                                        June 30,       December 31,
                                          1997              1996
      Subordinated debentures due
       December 31, 1998              $        --       $ 225,000

      Capital lease obligations            56,000          91,000
                                        ---------       ---------
                                           56,000         316,000

      Less, current portion               (55,000)        (73,000)
                                        ---------       ---------
                                      $     1,000       $ 243,000
                                        =========       =========

     The secured subordinated debentures, paid in full as of June 30, 1997, were held by affiliated Partnerships in which PEMC is a general partner. Interest was payable at 9.25% through 1995, 6.5% through 1996 and 1% above year end money market rates thereafter.

(7)  Encumbered Treasury Stock

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

(9)  Stock Options and Other Compensation:

    In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. In each case such options are for a term of ten years ending May 15, 1999, and are exercisable, on a cumulative basis, as to twenty percent of the shares subject to option in each year, beginning one year after the granting of the option. At March 31, 1995, options on 802,500 shares were outstanding and exercisable at prices
    ranging  from  $1.00   to $1.25.  On January  27,  1983,  the
    Company adopted the 1983 Incentive Stock Option Plan. At June 30, 1997 and 1996, options on 124,000 and 134,000 shares were exercisable at $1.50 per share, respectively, and no additional shares were available for granting.

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

    Due to related parties at June 30, 1997 and December 31, 1996 primarily represent receipts collected by the Company, as agent, from oil and gas sales net of expenses. Receivables from affiliates consist of reimbursable general and administrative costs, lease operating expenses and reimbursements for property acquisitions and related costs.

(11) Income per share:

    The weighted average number of common shares and common stock equivalents outstanding used in the income per share calculation are as follows:

                      Six Months Ended            Three Months Ended
                          June 30,                    June 30,
                       1997      1996              1997      1996

     Primary        5,430,215  5,760,762        5,442,542  5,773,484
                    =========  =========        =========  =========

     Fully diluted  5,491,785  5,866,990        5,479,361  5,853,040
                    =========  =========        =========  =========

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

During 1996, the interest rate on this line of credit was 1/2% over the bank's base rate, as defined, monthly, or 2 3/4% over the published LIBO rate, payable at the end of the applicable interest period. Effective February 6, 1997, the agreement was amended, lowering the interest rate to the banks base rate, as defined, monthly, or 2 1/4% over the published LIBO rate. Pursuant to the semi-annual redetermination of the borrowing base, the Company's line of credit was increased to $21,000,000. This increase reflected the increase in the companies reserve base due to the purchase and development of properties acquired in Saratoga acquisition, and the success of the company's 3D seismic drilling program. In May of 1997 the line of credit was reduced to $20,500,000 due to the sale of oil and gas properties located in New Mexico. As of June 30, 1997, the Company had $5,000,000 available under this line of credit.

Most of the Company's oil and gas properties as well as certain receivables and equipment are pledged as security under the agreement. The Company is required to maintain, as defined, a minimum current ratio, tangible net worth, and debt and interest coverage ratios, and restrictions are placed on the Company's ability to pay dividends and purchase treasury stock.

During 1996, the Company entered into an agreement to purchase 400,000 shares of its common stock for total consideration of $1,144,000. Of this amount, $523,000 was paid in 1996, $463,000 was paid during the first half of 1997, and $158,000 was paid in the third quarter of 1997. The Company also spent $314,000 during the first half of 1997 to acquire treasury stock in open market transactions. In June of 1997 the Company's board of directors approved the purchase of an additional 500,000 shares of treasury stock, to be purchased from time to time and as conditions permit.

During the second quarter of 1997 the Company sold a group of outside operated wells located in New Mexico for $680,000, and, in a separate transaction, a group of operated properties also located in New Mexico for $167,000. Both of these transactions were effective April 1, 1997. The net cash flow received from these properties in the first quarter of 1997 was $105,000.

In May of 1996, the Company purchased from Internationale Nederlanden (U.S.) Capital Corporation properties formerly owned by Saratoga Resources Inc. (the Saratoga Properties) for $7,180,000. The addition of these properties has significantly increased the Company's cash flow.

The Company has, to date, drilled ten wells as part of it's 3D seismic exploration and development program (3D seismic program), nine of which have been completed as commercial gas wells. Seven of these wells are located in the South Powderhorn field in Calhoun County Texas, and contributed significantly to cash flow in the first half of 1997. The two other wells began sales in July of 1997.

The company spent $3,511,000 on exploration and development of its oil and gas properties during the first half of 1997. This includes $2,437,000 spent in connection with the 3D seismic program, and $476,000 spent to buy back limited partner interests in partnerships in which the Company is a general partner. Additionally, the Company spent approximately $73,000 on trucks, automobiles and equipment used in connection with field service operations, and an additional $65,000 on computer and related equipment and software.



The Company's primary source of working capital during the first three months of 1997 was through internally generated funds coupled with cash balances at the prior year-end. Net cash provided by operations was used primarily to repay bank debt and continue property development.

The Company feels that it has the ability to generate sufficient amounts of cash to meet long-term liquidity needs, as well as debt service. The Company expects to generate increased cash flows by increasing its reserve base through continued exploration, development of existing properties, and acquisitions of producing properties. By increasing its reserve base, the Company's borrowing ability is increased due to additional properties available as collateral.

RESULTS OF OPERATIONS

Net income increased to $714,000 for the six months ended June 30, 1997 as compared to $109,000 for the first six months of 1996, and to $130,000 for the quarter ended June 30, 1997 as compared to $73,000 for the comparable period in 1996. These increases are due primarily to the contributions to income made by the Saratoga and 3D Drilling Program properties, as well as sharply higher prices received for oil and gas production during 1997. These increases to net income come in spite of the fact that the Company expensed $1,351,000 in exploration costs in the first six months of 1997, including $708,000 spent in the second quarter.

As a result of the Saratoga acquisition and the success of the Company's recent drilling, oil and gas revenue accounted for 54% of total revenue in the first half of 1997 as compared to 41% in the comparable period in 1996. As oil and gas prices can be highly volatile, this may lead to greater variability in the Company's profitability and cash flow in the future. In addition, the Company has greatly increased its drilling and exploration activities, and has plans to drill several exploratory wells in the last half of 1997, including a well which will test the Frio formation on the Texas gulf coast for which the Company's share of drilling costs is expected to be in excess of $1 million. The risk inherent in these activities, coupled with the requirement that certain costs incurred in these activities be expensed as incurred, can be expected to lead to greater volatility in earnings in the future.

Oil and gas sales of $7,717,000 for the first half of 1997 represented a 92% increase over sales in the first half of 1996. Second quarter 1997 sales of $3,440,000 represent a 44% increase over 1996 second quarter sales. The South Powderhorn field,
developed   as   part  of  the  Company's  3D  seismic   program,
contributed $799,000 and $723,000 in the first and second quarters of 1997, respectively. The Saratoga properties purchased in May of 1996 contributed $1,074,000 and $736,000 in the first and second quarters of 1997 respectively, as compared to $570,000 in the two months those properties were owned during the second quarter of 1996. Average prices received for directly owned oil production increased substantially to $20.42 per barrel in 1997 as compared to $18.54 in the first half of 1996. Average gas prices also increased substantially to $2.48 per MCF received in the first half of 1997 as compared to $2.17 per MCF received during the comparable period in 1996.

Oil and gas sales related to PEMC's carried interest in the Partnerships and other ventures increased approximately 39%, or
$336,000, between the first half of 1997 and the first half of 1996, primarily due to substantially higher oil and gas prices received by those entities, along with the fact that the Company has made substantial purchases of limited partner interests during the past year. As the Company continues to purchase substantial additional interests, the trend of increased revenue from these entities can be expected to continue in the short term.

District operating income increased by $705,000, or 15%, between the first half of 1997 and the first half of 1996, primarily due to income generated from operation of the Saratoga properties.

Administrative revenue for the first half of 1997 increased by $25,000, or 3% as compared to the same period in 1996. Amounts received in both years from certain partnerships are substantially less than the amounts allocable to those Partnerships under the Partnership agreements. The lower amounts reflect PEMC's efforts to limit costs incurred and those allocated to the Partnerships.

Lease operating expense for the first half of 1997 increased by 41% or $982,000 compared to the first half of 1996. Second quarter 1997 lease operating expense of $1,730,000 represented an increase of $369,000, or 27%, over the second quarter 1996 amount. In both cases the increases are primarily due to the Saratoga properties which had expenses of $346,000 and $323,000 respectively in the first and second quarters of 1997, as compared to $214,000 during the two months the properties were owned during the second quarter of 1996. For directly owned properties average lifting cost per barrel of oil equivalent decreased to $7.19 in the first half of 1997 from $12.43 in the first half of 1996, due to lower per unit costs on the Saratoga properties and especially the South Powderhorn field, which produced 106,000 barrel of oil equivalents at an average cost of $2.20 per unit. Lease operating expenses related to PEMC's interests  in  the  partnerships  and  other  ventures  increased
$336,000 for the six months, primarily due to additional interests in these partnerships purchased by PEMC during the past year.

The Company receives reimbursement for costs incurred related to the evaluation, acquisition and development of properties on behalf of its related partnerships, trusts, and other joint venture partners. To the extent that these costs are expended at the district level, the reimbursements reduce total district operating expenses. To the extent such expenses are incurred by PEMC, such reimbursements reduce total general and administrative expenses. Such reimbursement totaled approximately $750,000 in the first half of 1997 as compared to $600,000 for the same period in 1996. This increase is primarily due to an increase in drilling and exploration activities involving joint venture partners, particularly in connection with the Company's 3D seismic program.

District operating expense increased by $520,000 or 15% in the first half of 1997 as compared to the same period in 1996, primarily due to costs associated with the operation of the Saratoga properties.
First half 1997 general and administrative expenses decreased $174,000, or 10% compared to the first half of 1996, and 1997 second quarter expense was 27% less than 1996. The higher 1996 amounts are primarily due to $190,000 in noncapitalizable costs incurred in connection with the purchase of the Saratoga properties which occurred in May of 1996, and lower property acquisition cost reimbursement received in that year.

Depreciation and depletion of oil and gas properties increased $492,000, or 49% in the first half of 1997 as compared to the first half of 1996, and $417,000 or 48% in the second quarter of 1997 as compared to the second quarter of 1996. Depletion on the South Powderhorn and Saratoga properties is responsible for these increases.

In the first quarter of 1997 $643,000 of exploration costs were incurred relating to an area in which the Company drilled two successful gas wells during the second quarter of the year, and plans to drill several more wells in the third quarter. $580,000 was spent in the second quarter of 1997 for the purchase and study of 3D seismic covering an area which is currently being evaluated in hopes of identifying future drilling prospects, and $128,000 was spent on geological and geophysical costs relating to other projects currently in progress. Exploration costs through June of 1996 consisted of $190,000 spent on the drilling of a dry hole in Victoria County Texas in the first quarter of the year.

Interest expense during the first half of the year increased approximately 54% as average debt levels increased due to the Saratoga acquisition and the Company's increased spending on exploration and property development.

                     PART II - OTHER MATTERS

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Registrant was held on June 18, 1997. The only matter submitted to the stockholders was the election of fourteen Directors (named below), nominated by management, all of whom were currently serving as Directors. Proxies were solicited pursuant to Regulation 14A under the Securities Act of 1934, definitive copies of which were filed with the Commission. There was no solicitation in opposition to management's nominees, and all of the Directors nominated for re-election were elected. The persons nominated and elected as Directors and the number of shares voting for or withheld for each, is shown below. There were no abstentions or broker non-votes.


     Name                          For               Withheld

     Samuel R. Campbell            4,218,929            3,162
     James E. Clark                4,218,929            3,162
     Beverly A. Cummings           4,219,129            2,962
     Charles E. Drimal, Jr.        4,219,129            2,962
     Charles E. Drimal, Sr.        4,219,129            2,962
     Matthias Eckenstein           4,218,929            3,162
     H. Gifford Fong               4,219,129            2,962
     Thomas S. T. Gimbel           4,219,129            2,962
     Clint Hurt                    4,219,129            2,962
     Robert de Rothschild          4,219,129            2,962
     Jarvis J. Slade               4,219,129            2,962
     Jan K. Smeets                 4,219,129            2,962
     Bennie H. Wallace, Jr.        4,219,129            2,962
     Gaines Wehrle                 4,187,389           34,702
     Michael H. Wehrle             4,187,389           34,702

Item 5.   OTHER INFORMATION

Exhibit  27  -  Financial  Data  Schedule  is  attached  to   the
electronic filing of this report only.


Item 6. EXHIBITS AND REPORTS ON FORM 8K
No reports on form 8K were filed by the Company during the six months ended June 30, 1997.
                           SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        PrimeEnergy Corporation
                                        (Registrant)





August 12, 1997                         /s/ Charles E. Drimal,Jr.
   (Date)                               -------------------------
-
                                        Charles E. Drimal, Jr.
                                        President
                                        Principal Executive
                                        Officer






August 12, 1997                         /s/ Beverly A. Cummings
   (Date)                               -------------------------
-
                                        Beverly A. Cummings
                                        Executive Vice President
                                        Principal Financial and
                                        Accounting Officer