Form 10QSB
period 1997-09-30
PRIMEENERGY CORP
filed 1997-11-14
CIK 56868

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                     ________________________________

                                FORM 10-QSB

/X/   Quarterly  Report Under Section 13 or 15(d)  of  the  Securities
Exchange Act of 1934

For the Quarterly Period Ended September 30, 1997

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

The number of shares outstanding of each class of the Registrant's Common Stock as of November 11, 1997 was: Common Stock, $0.10 par value, 4,626,309 shares.
                          PrimeEnergy Corporation

                           Index to Form 10-QSB

                            September 30, 1997



Part I -  Financial Information

Consolidated Balance Sheets - September 30, 1997 and
December 31, 1996                                                3-4

Consolidated Statements of Operations for the nine months
ended September 30, 1997 and 1996                                5

Consolidated Statements of Operations for the three months
ended September 30, 1997 and 1996                                6

Consolidated Statement of Stockholders' Equity for the
nine months ended September 30, 1997                             7

Consolidated Statements of Cash Flows for the nine months
ended September 30, 1997 and 1996                                8

Notes to Consolidated Financial Statements                       9-17

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                        18-23


Part II - Other Matters                                          24

Signatures                                                       25















                                     2
                          PrimeEnergy Corporation

                        Consolidated Balance Sheets

                 September 30, 1997 and December 31, 1996

                                           September 30, December 31,
                                                1997         1996
                                            (Unaudited)   (Audited)
Current assets:
  Cash and cash equivalents                $ 3,525,000   $ 3,316,000
  Restricted cash and cash
    equivalents (Note 2)                        920,000      663,000
  Accounts receivable (Note 3)                4,242,000    5,052,000
  Due from related parties (Note 10)          2,008,000    2,184,000
  Other current assets                          282,000      266,000
  Prepaid expenses                              130,000      150,000
  Deferred income taxes                         119,000      119,000
                                             ----------   ----------
      Total current assets                   11,226,000   11,750,000
                                             ----------   ----------

Property and equipment, at cost(Notes 1 and 4):
  Oil and gas properties (successful
    efforts method):
      Developed                              39,343,000   36,645,000
      Undeveloped                               161,000      179,000
  Furniture, fixtures and equipment
   including leasehold improvements           5,891,000    5,269,000
                                             ----------   ----------
                                             45,395,000   42,093,000
  Accumulated depreciation and depletion    (23,627,000) (21,860,000)
                                             ----------   ----------
    Net property and equipment               21,768,000   20,233,000
                                             ----------   ----------

Other assets                                    600,000      607,000
Due from affiliates                             325,000      325,000
                                             ----------   ----------
    Total assets                           $ 33,919,000  $32,915,000
                                             ==========   ==========








See accompanying notes to the consolidated financial statements.
                          PrimeEnergy Corporation

                        Consolidated Balance Sheets

                 September 30, 1997 and December 31, 1996

                                           September 30, December 31,
                                                1997         1996
                                            (Unaudited)    (Audited)
Current liabilities:
  Current portion of other long-term
    obligations (Note 6)                   $     38,000  $    73,000
  Accounts payable                            6,333,000    5,297,000
  Accrued liabilities:
    Payroll, Benefits and related Items       1,180,000      494,000
    Taxes (Note 1)                               20,000       11,000
    Drilling costs                              951,000      234,000
    Interest and other                          678,000      774,000
  Due to related parties (Note 10)            1,958,000    1,064,000
                                             ----------   ----------
    Total current liabilities                11,158,000    7,947,000
                                             ----------   ----------

Long-term bank debt (Note 5)                 15,855,000   17,400,000
Other long-term obligations (Note 6)             --          243,000
Deferred income taxes (Note 1)                  240,000      240,000
Payable for encumbered treasury
  stock (Note 7)                                 --          621,000

Stockholders' equity:
  Preferred stock, $.10 par, authorized
    10,000 shares; none issued                   --           --
  Common stock, $.10 par value, authorized
    15,000,000 shares; issued 7,597,970
    in 1996 and 1995                            760,000      760,000
  Paid in capital                            10,888,000   10,888,000
  Retained earnings (accumulated deficit)       713,000     (53,000)
  Encumbered treasury stock (Note 7)             --        (621,000)
                                             ----------   ----------
                                             12,361,000   10,974,000
  Treasury stock, at cost, 2,956,061
    common shares in 1997 and 2,650,398
    common shares in 1996                   (5,695,000)  (4,510,000)
                                             ----------   ----------
    Total stockholders' equity                6,666,000    6,464,000
                                             ----------   ----------
      Total liabilities and equity         $33,919,000   $32,915,000
                                            ==========   ===========

See accompanying notes to the consolidated financial statements.
                          PrimeEnergy Corporation

                   Consolidated Statements of Operations

               Nine Months Ended September 30, 1997 and 1996
                                (Unaudited)

                                                1997         1996
Revenue:
  Oil and gas sales                        $ 11,195,000  $ 7,005,000
  District operating income                   8,331,000    7,289,000
  Administrative revenue (Note 10)            1,290,000    1,212,000
  Reporting and management fees (Note 10)       247,000      263,000
  Interest and other income                     109,000      117,000
                                             ----------   ----------
    Total revenue                            21,172,000   15,886,000
                                             ----------   ----------

Costs and expenses:
  Lease operating expense                     5,132,000    3,966,000
  District operating expense                  6,115,000    5,419,000
  Depreciation and depletion of
    oil and gas properties                    3,989,000    2,671,000
  General and administrative expense          2,228,000    2,599,000
  Exploration costs                           2,257,000      266,000
  Interest expense (Notes 5 and 6)              840,000      682,000
                                             ----------   ----------
    Total costs and expenses                 20,561,000   15,603,000
                                             ----------   ----------
Income from operations                          611,000      283,000
Gain on sale and exchange of assets             240,000      155,000
                                             ----------   ----------
Net income before income taxes                  851,000      438,000

Provision for income taxes                       85,000       44,000
                                             ----------   ----------
Net income                                 $    766,000  $   394,000
                                             ==========   ==========

Primary income per common share (Note 11)         $0.14        $0.07
                                                   ====         ====
Fully diluted income per common share (Note 11)   $0.14        $0.07
                                                   ====         ====


See accompanying notes to the consolidated financial statements.
                          PrimeEnergy Corporation

                   Consolidated Statements of Operations

              Three Months Ended September 30, 1997 and 1996
                                (Unaudited)

                                                 1997          1996
Revenue:
  Oil and gas sales                           $ 3,477,000  $ 2,996,000
  District operating income                     2,884,000    2,547,000
  Administrative revenue (Note 10)                438,000      386,000
  Reporting and management fees (Note 10)          86,000       85,000
  Interest and other income                        41,000       30,000
                                               ----------   ----------
    Total revenue                               6,926,000    6,044,000
                                               ----------   ----------

Costs and expenses:
  Lease operating expense                       1,752,000    1,568,000
  District operating expense                    2,013,000    1,838,000
  Depreciation and depletion of
    oil and gas properties                      1,406,000    1,171,000
  General and administrative expense              612,000      810,000
  Exploration costs                               907,000       75,000
  Interest expense (Notes 5 and 6)                273,000      315,000
                                               ----------   ----------
    Total costs and expenses                    6,963,000    5,777,000
                                               ----------   ----------
Income (loss) from operations                    (37,000)      267,000
Gain on sale and exchange of assets                93,000       40,000
                                               ----------   ----------
Net income before income taxes                     56,000      307,000

Provision for income taxes                          6,000       23,000
                                               ----------   ----------
Net income                                    $    50,000 $    284,000
                                               ==========   ==========

Primary income per common share (Note 11)            $0.01       $0.05
                                                     ====         ====
Fully diluted income per common share (Note 11)      $0.01       $0.05
                                                     ====         ====

See accompanying notes to the consolidated financial statements.
                             PrimeEnergy Corporation

                 Consolidated Statement of Stockholders' Equity

                      Nine Months Ended September 30, 1997


                                                                      Retained
                                                        Add'l         Earnings                 Encumbered
                                     Common Stock       paid in      (Accumulated   Treasury     Treasury
                                  Shares     Amount     Capital       Deficit)      Stock         Stock       Total
Balance at December 31, 1996     $7,597,970  $760,000   $10,888,000   ($53,000)  ($4,510,000)  ($621,000)    $6,464,000

Purchased 88,712 shares of           --         --           --           --          --           --             --
  common stock                                                                      (564,000)                  (564,000)

Amortization of                                                                     (621,000)    621,000          --
Encumbered Treasury Stock
(Note 7)

Net income                                                             766,000        --           --           766,000
                                -----------  --------   ------------ ----------   -----------  ----------     ----------

Balance at March 31, 1997       $7,597,970   $760,000   $10,888,000  $ 713,000    ($5,695,000)  $       0    $6,666,000
                                ===========  =========  ============ =========    ============  =========    ===========








  See accompanying notes to the consolidated financial statements.



                                        7
                          PrimeEnergy Corporation

                   Consolidated Statements of Cash Flows

               Nine Months Ended September 30, 1997 and 1996
                                (Unaudited)

                                                1997         1996

Net cash provided by operating activities  $ 9,137,000 $   3,204,000
                                             ----------   ----------

Cash flows from investing activities:
  Additions to property and equipment       (6,878,000)  (9,974,000)
  Proceeds from sale of property
    and equipment                               932,000      232,000
  Increase in note receivable                     --         (40,000)
  Proceeds from payments on note receivable      26,000       --
                                             ----------   ----------
    Net cash (used in) investing activities (5,920,000)  (9,782,000)
                                             ----------   ----------

Cash flows from financing activities:
  Purchase of treasury stock                (1,185,000)    (458,000)
  Increase in long-term bank debt and
    other long-term obligations              22,320,000   22,728,000
  Repayment of long-term bank debt and
    other long-term obligations             (24,143,000) (14,990,000)
                                             ----------   ----------
    Net cash provided by (used in)
           financing activities             (3,008,000)    7,280,000
                                             ----------   ----------

Net increase  in cash and
  cash equivalents                              209,000      702,000

Cash and cash equivalents at the
  beginning of the period                     3,316,000    1,009,000
                                             ----------   ----------
Cash and cash equivalents at the
  end of the period                       $   3,525,000 $  1,711,000
                                             ==========   ==========





     See accompanying notes to the consolidated financial statements.







                                     8
                          PrimeEnergy Corporation

                Notes to Consolidated Financial Statements

                            September 30, 1997

1)  Description of Operations and Significant Accounting Policies:

    Nature of Operations-

    The Company is engaged in oil and gas exploration and drilling, and the development, acquisition and production of oil and natural gas properties. The Company owns leasehold, mineral and royalty interests in producing and non- producing oil and gas properties across the continental United States, including Colorado, Kansas, Louisiana, Mississippi, Montana, Nebraska, Nevada, New Mexico, North Dakota, Oklahoma, Texas, West Virginia and Wyoming. The Company operates approximately 1,743 wells and owns non-operating interests in approximately 909 additional wells. Additionally, the Company provides well-servicing support operations, site preparation and construction services for oil and gas drilling and rework operations, both in connection with the Company's activities and in providing contract services for third parties. The Company is publicly traded on NASDAQ under the symbol "PNRG".

    The markets for the Company's products are highly competitive, as oil and gas are commodity products and prices depend upon numerous factors beyond the control of the Company, such as economic, political and regulatory developments and competition from alternative energy sources.

    Principles of Consolidation-

    The consolidated financial statements include the accounts of PrimeEnergy Corporation and its wholly-owned subsidiaries. All material inter-company accounts and transactions between these entities have been eliminated. Oil and gas properties include ownership interests in affiliated partnerships. The statement of operations includes the Company's proportionate share of revenue and expenses related to oil and gas interests owned by the partnerships.

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

    Recently Issued Accounting Standards-

    In June 1997, the Financial Accounting Standards Board released Statement No. 130, "Reporting Comprehensive Income" and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." Both statements become effective for fiscal years beginning after December 15, 1997 with early adoption permitted. These statements require disclosure of certain components of changes in equity and certain information about operating segments and geographic areas of operation. No decision has been made as to when the Company will adopt the statements. These statements will not have any effect on the results of operations or financial position.

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

(2)  Restricted Cash and Cash Equivalents:

    Restricted cash and cash equivalents includes $920,000 and $663,000 at September 30, 1997 and December 31, 1996,
    respectively, of cash primarily pertaining to unclaimed royalty payments. There were corresponding accounts payable recorded at September 30, 1997 and December 31, 1996 for these liabilities.
(3)  Accounts Receivable

    Accounts receivable at September 30, 1997 and December 31, 1996 consisted of the following:
                                     September 30,       December 31,
                                         1997               1996

      Joint Interest Billing          $ 1,373,000       $ 1,533,000
      Trade Receivables                   225,000           126,000
      Oil and Gas Sales                 2,579,000         3,337,000
      Other                                93,000            99,000
                                        ---------         ---------
                                        4,270,000         5,095,000

      Less, Allowance for doubtful
       accounts                           (28,000)         ( 43,000)
                                        ---------         ---------
                                      $ 4,242,000       $ 5,052,000
                                        =========         =========

(4)  Property and equipment

    Property and equipment at September 30, 1997 and December 31, 1996 consisted of the following:

                                    September 30,        December 31,
                                         1997               1996

      Developed oil and gas
        properties at cost            $39,343,000       $36,645,000
      Undeveloped oil and gas
        properties at cost                161,000           179,000
      Less, accumulated depletion
        and depreciation              (20,017,000)      (18,661,000)
                                      ------------      ------------
                                       19,487,000        18,163,000
                                      ------------      ------------

      Furniture, fixtures and
        and equipment                   5,891,000         5,269,000
      Less, accum. depreciation        (3,610,000)       (3,199,000)
                                       ----------        ----------
                                        2,281,000         2,070,000
                                       ----------        ----------
      Total net property and
        equipment                     $21,768,000       $20,233,000
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

    On February 6, 1997, the bank extended the borrowing base to $21 million. The credit agreement was also amended to provide for interest on outstanding borrowings at the bank's base rate, as defined, or 2 1/4% over the LIBO rate. Effective in May, 1997, the bank revised the borrowing base to $20.5 million due to the sale of properties by the Company. In September, 1997, the borrowing base was again revised to $20 million.

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

(6)  Other Long-Term Obligations:

    Other long-term obligations at September 30, 1997 and December 31, 1996 consisted of the following:

                                     September 30,       December 31,
                                          1997              1996
      Subordinated debentures due
       December 31, 1998              $        --       $ 225,000

      Capital lease obligations            38,000          91,000
                                        ---------       ---------
                                           38,000         316,000

      Less, current portion               (38,000)        (73,000)
                                        ---------       ---------
                                      $        --       $ 243,000
                                        =========       =========

     The secured subordinated debentures, paid in full as of June 30, 1997, were held by affiliated Partnerships in which PEMC is a general partner. Interest was payable at 9.25% through 1995, 6.5% through 1996 and 1% above year end money market rates thereafter.






                               14
(7)  Encumbered Treasury Stock

    In June of 1996, the Company entered into an agreement to purchase 400,000 shares of the Company's common stock from McJunkin Corporation. The Company agreed to make 15 monthly payments of $80,000 beginning on June 1, 1996, with the shares held in escrow until such payments have been made. The shares are classified as encumbered treasury stock on the balance sheet, and will be un-encumbered in proportion to the payments made under the agreement. The liability for future payments under the note, less imputed interest, is shown as "Payable for Encumbered Treasury Stock" on the balance sheet. As of September 30, 1997, the treasury stock purchased under this agreement was fully paid for and un-encumbered.

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

(9)  Stock Options and Other Compensation:

    In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. In each case such options are for a term of ten years ending May 15, 1999, and are exercisable, on a cumulative basis, as to twenty percent of the shares subject to option in each year, beginning one year after the granting of the option. At September 30, 1997 options on 802,500 shares were outstanding and exercisable at prices
    ranging  from  $1.00   to $1.25.  On January  27,  1983,  the
    Company adopted the 1983 Incentive Stock Option Plan. At September 30, 1997 and 1996, options on 124,000 and 134,000 shares were exercisable at $1.50 per share, respectively, and no additional shares were available for granting.
    (10) Related Party Transactions:

    PEMC is a general partner in several oil and gas Partnerships in which certain directors have limited and general partnership interests. A substantial portion of the assets and revenues of PEMC are derived from its interests in the oil and gas properties owned by the Partnerships. As the managing general partner in each of the Partnerships, PEMC receives approximately 5% to 12% of the net revenues of each Partnership as a carried interest in the Partnerships' properties.

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

    Due to related parties at September 30, 1997 and December 31, 1996 primarily represent receipts collected by the Company, as agent, from oil and gas sales net of expenses. Receivables from affiliates consist of reimbursable general and administrative costs, lease operating expenses and reimbursements for property acquisitions and related costs.

(11) Income per share:

    The weighted average number of common shares and common stock equivalents outstanding used in the income per share calculation are as follows:

                      Nine Months Ended         Three Months Ended
                        September 30,              September 30,
                       1997      1996              1997      1996

     Primary        5,451,264  5,771,766        5,469,184  5,773,127
                    =========  =========        =========  =========

     Fully diluted  5,491,587  5,851,693        5,471,240  5,786,545
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


LIQUIDITY AND CAPITAL RESOURCES
The Company entered into a credit agreement with Bank One, Texas NA providing for a revolving line of credit on a $50 million master promissory note. Den norske Bank, AS is a 25% syndication partner in the line. The borrowing base is non-reducing and is revised every six months by the banks. The most recent re-determination of the credit line occurred in September of 1997, at which time the borrowing base under the agreement was set at $20,000,000. The increase in the Company's credit line is attributable to increased reserves resulting from the acquisition of the Saratoga properties and the success of the 3D Seismic Drilling Program. As of September 30, 1997, the Company had $4,145,000 available under this line of credit.

During 1996, the interest rate on this line of credit was 1/2% over the bank's base rate, as defined, monthly, or 2 3/4% over the published LIBO rate, payable at the end of the applicable interest period. Effective February 6, 1997, the agreement was amended, lowering the interest rate to the bank's base rate, as defined, monthly, or 2 1/4% over the published LIBO rate.

Most of the Company's oil and gas properties as well as certain receivables and equipment are pledged as security under the agreement. The Company is required to maintain, as defined, a minimum current ratio, tangible net worth, and debt and interest coverage ratios, and restrictions are placed on the Company's ability to pay dividends and purchase treasury stock.

The Company feels that it has the ability to generate sufficient amounts of cash to meet long-term liquidity needs, as well as debt service. The Company's goal is to generate increased cash flows by increasing its reserve base through continued acquisitions and development. By increasing its reserve base, the Company's borrowing ability is increased due to additional properties available as collateral.

The Company has experienced significantly increased cash flow in 1997 as compared to 1996, primarily due to the Saratoga acquisition and the success of the 3D Seismic drilling and development program (3D Seismic Program), both of which are discussed further below. This increased cash flow has been used primarily to fund exploration and property development costs. The Company began drilling several wells near the end of the third quarter, and several of these projects were in progress as of September 30, 1997. Costs incurred but not yet paid on these projects through September 30, 1997 total approximately $951,000, and it is estimated that an additional $1,183,000 in costs have been or will be incurred in the fourth quarter to complete these projects, including $869,000 attributable to an exploratory well, the results of which are not yet known, and $229,000 attributable to a successful gas well completed in October 1997. These costs can be expected to lead to higher average debt levels in the fourth quarter of 1997.

In May of 1996, the Company purchased from Internationale Nederlanden (U.S.) Capital Corporation properties formerly owned by Saratoga Resources Inc. (the Saratoga Properties) for $7,180,000. The addition of these properties has significantly increased the Company's cash flow.

The Company has, to date, drilled sixteen wells as part of the 3D Seismic Program, twelve of which have been completed as commercial gas wells, with production from the Miocene formation. Seven of these wells are located in the South Powderhorn field in Calhoun County, Texas, and contributed significantly to cash flow in the first nine months of 1997. Four other wells located in Matagorda County, Texas began sales in the third quarter of 1997. A successful well drilled on acreage adjacent to the South Powderhorn acreage began production in the fourth quarter of 1997.

During 1996, the Company entered into an agreement to purchase 400,000 shares of its common stock for a total consideration of $1,144,000. Of this amount, $523,000 was paid in 1996, and
$621,000 was paid in 1997. The Company also spent $564,000 during the first nine months 1997 to acquire treasury stock in open market transactions. In June of 1997, the Company's board of directors approved the purchase of an additional 500,000 shares of treasury stock, to be purchased from time to time and as conditions permit.

During the second quarter of 1997, the Company sold a group of outside operated wells located in New Mexico for $680,000, and, in a separate transaction, a group of operated properties also located in New Mexico for $167,000. Both of these transactions were effective April 1, 1997. The net cash flow received from these properties in the first quarter of 1997 was $105,000.

The Company spent $8,187,000 on exploration, development and acquisition of oil and gas properties during the first nine months of 1997. This includes $5,389,000 spent in connection with the 3D Seismic Program, and $1,057,000 spent to buy limited partner interests in partnerships in which the Company is a general partner. Additionally, the Company spent approximately $708,000 on trucks, automobiles and equipment used in connection with field service operations, and an additional $169,000 on computer and related equipment and software.

RESULTS OF OPERATIONS

Net income increased to $766,000 for the nine months ended September 30, 1997 as compared to $394,000 for the first nine months of 1996. This increase is primarily attributable to sharply higher income from oil and gas properties due to higher prices, a full nine months of revenue from the Saratoga properties in 1997, and revenue from the South Powderhorn wells. This increased income was largely offset by spending of $2,257,000 on exploration costs in 1997 as compared to $266,000 in 1996

Third quarter 1997 net income of $50,000 represented a decline of $234,000 from the third quarter 1996 amount of $284,000. Increased oil and gas income and lower general and administrative costs were offset by an increase of $832,000 in exploration costs.

As of the date of this report, the Company was in the process of drilling a deep exploratory well to test the Frio formation. The results of this well are expected to be known by December 1997. The Company's share of drilling costs on this well are expected to total approximately $1,700,000. If the well was determined to be a dry hole, this amount would be charged to expense in the fourth quarter of 1997. The Company is currently involved in or considering several exploration projects, and the results of this well could significantly affect the extent of the Company's spending on exploration and development over the next year.

Oil and gas sales of $11,195,000 for the first nine months of 1997 represented a 60% increase over sales in the same period in 1996. Third quarter 1997 sales of $3,477,000 represent a 16% increase over 1996 third quarter sales. The South Powderhorn field, developed as part of the Company's 3D Seismic Program, contributed $2,463,000 to revenue in the first nine months of 1997, as opposed to $226,000 in the same period in 1996. The Saratoga properties purchased in May of 1996 contributed $2,514,000 to revenue in the first nine months of 1997, as compared to $1,565,000 contributed through September 1996. Four gas wells drilled by the Company on the Ramrod prospect in Texas contributed $49,000 to revenue in the third quarter of 1997. The average price received for directly owned oil production declined to $19.56 per barrel in 1997 as compared to $20.04 in the first nine months of 1996. Average gas prices increased substantially to $2.45 per MCF received in the first nine months of 1997 as compared to $2.20 per MCF received during the comparable period in 1996. On a third quarter to third quarter basis, oil prices declined from an average of $21.23 per barrel in 1996 to $17.23 in 1997, while gas prices increased to $2.39 per MCF in 1997 as compared to $2.23 in 1996.

Oil and gas sales related to PEMC's interests in the Partnerships increased approximately 40%, or $526,000, between the first nine months of 1997 and the first nine months of 1996. Third quarter 1997 sales increased by $65,000 or 66%, as compared to the third quarter of 1996. These increases are primarily due to the fact that the Company has made substantial purchases of limited partner interests during the past year. As the Company intends to continue to purchase substantial additional interests, the trend of increased revenue from these entities can be expected to continue in the short term.

District operating income increased by $1,042,000, or 14%, between the first nine months of 1997 as compared to the same period in 1996, primarily due to income generated from operating the Saratoga properties for a full nine months in 1997. An increase in field services performed for third parties on properties not operated by the Company contributed to a 13% increase in district operating income in the third quarter of 1997 as compared to the third quarter of 1996.

Administrative revenue for the first nine months of 1997 increased by $78,000, or 6% as compared to the same period in 1996, and by $52,000 or 13% in the third quarter of 1997 as compared to the same period in 1996. Amounts received in both years from certain partnerships are substantially less than the amounts allocable to those Partnerships under the Partnership agreements. The lower amounts reflect PEMC's efforts to limit costs incurred and those allocated to the Partnerships.

Lease operating expense for the first nine months of 1997 increased by 29% or $1,166,000 compared to the first nine months of 1996. Third quarter 1997 lease operating expense of $1,752,000 represented an increase of $184,000, or 12%, over the third quarter 1996 amount. For directly owned properties, the average lifting cost per barrel of oil equivalent decreased to $7.29 in the first nine months of 1997 from $9.02 in the first nine months of 1996, due to lower per unit costs on the Saratoga properties and especially the South Powderhorn field, which produced 152,000 barrel of oil equivalents at an average cost of $2.37 per unit. Lease operating expenses related to PEMC's interests in the partnerships and other ventures increased $377,000 for the nine months and $178,000 for the three months, primarily due to additional interests in these partnerships purchased by PEMC during the past year.

The Company receives reimbursement for costs incurred related to the evaluation, acquisition and development of properties on behalf of its related partnerships, trusts, and other joint venture partners. To the extent that these costs are expended at the district level, the reimbursements reduce total district operating expenses. To the extent such expenses are incurred by PEMC, such reimbursements reduce total general and administrative expenses. Such reimbursement totaled approximately $1,200,000 in the first nine months of 1997 as compared to $1,125,000 for the same period in 1996. This increase is primarily due to an increase in drilling and exploration activities involving joint venture partners, particularly in connection with the Company's 3D Seismic Program.

District operating expense increased by $696,000 or 13% in the first nine months of 1997 as compared to the same period in 1996, primarily due to costs associated with the operation of the Saratoga properties. An increase in field services performed for third parties on properties not operated by the Company contributed to a 10% increase in district operating expense in the third quarter of 1997 as compared to the third quarter of 1996.

In the first nine months of 1997 as compared to the same period in 1996, general and administrative expenses decreased $371,000, or 14%. 1997 third quarter expense was $198,000 or 24% less than 1996. The higher 1996 amounts are primarily due to $190,000 in noncapitalizable costs incurred in connection with the purchase of the Saratoga properties which occurred in May of 1996, and lower property acquisition cost reimbursement received in that year.

Depreciation and depletion of oil and gas properties increased $1,318,000, or 49% in the first nine months of 1997 as compared to the comparable period of 1996, and $235,000 or 20% in the third quarter of 1997 as compared to the third quarter of 1996. Depletion on the South Powderhorn and Saratoga properties is responsible for these increases.

Substantially all of the $2,257,000 in exploration costs incurred in the first nine months of 1997 are in connection with the Company's 3D Seismic Program. This amount includes $643,000 of 3D seismic and other geological and geophysical costs relating to acreage on which the Company has drilled four successful gas wells to date. It also includes $580,000 spent to purchase 3D seismic covering an area which is currently being evaluated in hopes of identifying future drilling prospects. The largest part of the $907,000 incurred in the third quarter of 1997 is $789,000 spent on the drilling of a deep exploratory well. As of the date of this report, the Company was in the process of drilling a deep exploratory well designed to test the Frio formation, the results of which will likely be known by December, 1997. The Company's share of the drilling costs of this well will be approximately $1,700,000, which will be charged to expense if the well is a dry hole.

Interest expense during the first nine months of the year increased approximately 23% as average debt levels increased primarily due to the Saratoga acquisition in May of 1996. Interest expense was 13% less in the third quarter of 1997 than in the third quarter of 1996, as increased cash flow was used to reduce debt and average interest rates declined slightly.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10Q contains forward-looking statements within the meaning of Section 27A of the Securities
Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results, events and circumstances could differ materially from the amounts indicated in such statements due to several factors including, but not limited to, oil and gas prices, drilling and operations performance, uncertainty about estimates of reserves, environmental risks, governmental regulations, and access to capital.


                     PART II - OTHER MATTERS

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the period covered by this report.

Item 5.   OTHER INFORMATION

Exhibit  27  -  Financial  Data  Schedule  is  attached  to   the
electronic filing of this report only.


Item 6. EXHIBITS AND REPORTS ON FORM 8K

No reports on form 8K were filed by the Company during the nine months ended September 30, 1997.
                           SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        PrimeEnergy Corporation
                                        (Registrant)





November 14, 1997                       /s/ Charles E. Drimal,Jr.
   (Date)                               -------------------------
-
                                        Charles E. Drimal, Jr.
                                        President
                                        Principal Executive
                                        Officer






November 14, 1997                       /s/ Beverly A. Cummings
   (Date)                               -------------------------
-
                                        Beverly A. Cummings
                                        Executive Vice President
                                        Principal Financial and
                                        Accounting Officer