Form 10KSB
period 1997-12-31
PRIMEENERGY CORP
filed 1998-03-31
CIK 56868

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------


                                   FORM 10-KSB

(Mark One)
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

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

                                    DELAWARE
                         (State or other jurisdiction of
                         incorporation or organization)
                                   84-0637348
                                (I.R.S. Employer
                               Identification No.)

                               ONE LANDMARK SQUARE
                              STAMFORD, CONNECTICUT
                    (Address of principal executive offices)

                                      06901
                                   (Zip Code)

       Registrant's telephone number, including area code: (203) 358-5700

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:
                     COMMON STOCK, PAR VALUE $.10 PER SHARE
                                (Title of Class)

         Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The Registrant's revenues for its most recent fiscal year were $28,725,000.

         The aggregate market value of the voting stock of the Registrant held by non-affiliates, computed on the average bid and asked prices of such stock in the over-the-counter market, as of March 20, 1998, was $10,119,998.

         The number of shares outstanding of each class of the Registrant's Common Stock as of March 20, 1998, was: Common Stock, $0.10 par value, 4,484,540.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's proxy statement to be furnished to stockholders in connection with its Annual Meeting of Stockholders to be held in June, 1998, are incorporated by reference in Part III hereof.

         Transitional Small Business Disclosure Format (check one)
Yes [ ] No [x]


================================================================================

                             PRIMEENERGY CORPORATION

                            FORM 10-KSB ANNUAL REPORT
                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 1997

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

         This Report contains forward-looking statements that are based on management's current expectations, estimates and projections. Words such as "expects," "anticipates," "intends," "plans," "believes" "projects," and "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and are subject to the safe harbors created thereby. These statements are not guarantees of future performance and involve risks and uncertainties and are based on a number of assumptions that could ultimately prove inaccurate and, therefore, there can be no assurance that they will prove to be accurate. Actual results and outcomes may vary materially from what is expressed or forecast in such statements due to various risks and uncertainties. These risks and uncertainties include, among other things, volatility of oil and gas prices, competition, risks inherent in the Company's oil and gas operations, the inexact nature of interpretation of seismic and other geological and geophysical data, imprecision of reserve estimates, the Company's ability to replace and expand oil and gas reserves, and such other risks and uncertainties described from time to time in the Company's periodic reports and filings with the Securities and Exchange Commission. Accordingly, stockholders and potential investors are cautioned that certain events or circumstances could cause actual results to differ materially from those projected.

         PrimeEnergy Corporation (the "Company") was organized in March, 1973, under the laws of the State of Delaware.

         The Company is engaged generally in the oil and gas business through the acquisition, exploration, development, and production of crude oil and natural gas. The Company's properties are located primarily in Texas, Oklahoma, and West Virginia. The Company's wholly-owned subsidiary, PrimeEnergy Management Corporation ("PEMC"), acts as the managing general partner in 51 oil and gas limited partnerships (the "Partnerships") of which five are publicly held, and acts as the managing trustee of two asset and income business trusts (the "Trusts"). The Company, through its wholly-owned subsidiaries, Prime Operating Company and Eastern Oil Well Service Company, acts as operator and provides well servicing support operations for many of the oil and gas wells in which the Partnerships, the Trusts and the Company have an interest, primarily in Texas, Oklahoma and West Virginia. In addition, through a subsidiary, Southwest Oilfield Construction Company, the Company provides site preparation and construction services for oil and gas drilling and re-working operations, both in connection with the Company's activities and providing contract services for third parties. The Company is also active in the acquisition of producing oil and gas properties through joint ventures with industry partners and private investors.

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

         Since 1975, PEMC has sponsored a total of 59 limited partnerships, 22 of which were offered publicly and 37 of which were offered in private placements and two Delaware business trusts, both of which were offered publicly. The aggregate number of limited partners in the Partnerships and beneficial owners in the Trusts now administered by PEMC is approximately 9,000. The Partnership and Trust interests were sold by broker-dealers which are members of the National Association of Securities Dealers, Inc. through a managing dealer. The total funds contributed to the Partnerships and Trusts was about $157,550,000.

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

         Since 1987, PEMC has organized approximately $20 million of joint venture capital. The Company's participation in the joint ventures varies from none to approximately 68%. The Company's carried interest is generally 10% of funds contributed by outside investors.

WELL OPERATIONS

         The Company's operations are conducted through a central office in Houston, Texas, and district offices in Houston and Midland, Texas, Oklahoma City, Oklahoma, and Charleston, West Virginia. The Company currently operates about 1,704 oil and gas wells, 500 through the Houston office, 199 through the Midland office, 489 through the Oklahoma City office and 516 through the Charleston, West Virginia office. Substantially all of the wells operated by the Company are wells in which the Company, the Partnerships, the Trusts or the joint ventures have an interest.

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

EXPLORATION, DEVELOPMENT AND ACQUISITION ACTIVITIES; OTHER MATTERS

         The Company's focus is on the acquisition and development of producing oil and gas properties. The Company will continue to engage in exploratory operations and will continue to engage in the development drilling of properties in which it has an interest. The Company attempts to assume the position of operator in all acquisitions of producing properties.

RECENT ACTIVITIES

         In the first quarter of 1997, the Company began its field activity on the Ramrod Prospect, by participating in a 3D Seismic survey over 17,680 acres in Matagorda County, Texas. As a result of this activity, the Company has drilled and successfully completed 5 gas wells. Four of these wells are completed in Miocene sands and initial production from these wells totaled 1,350 gross Mcf of gas per day. The fifth well was drilled to a total depth of 14,010' and completed in the Frio Formation. The well has tested at a rate of 10,000 gross Mcf of gas per day and 240 gross barrels of condensate per day. The undrilled acreage is under option to lease. The Company owns a 29.5 percent revenue interest in this property.

         Development of the Company's leasehold position in Calhoun County, Texas, continued in 1997 with two additional wells being drilled on acreage of the South Powderhorn Project. The first well was drilled in March of 1997 to a depth of 5,680', completed as a gas well and tested with an initial production rate of 2,000 gross Mcf of gas per day. The second well was drilled in August of 1997 to a depth of 4,850' and was plugged and abandoned. The Company owns a
27.72 percent revenue interest in this property.

         In August of 1997, the Company drilled and completed a well in the West Carney field of Lincoln County, Oklahoma. This was an increased density location that was successfully completed as an oil well in the Hunton Formation. The well produces approximately 135 gross barrels of oil per day, 125 gross Mcf of gas per day and 1,000 gross barrels of water per day. The Company owns a 14.54 percent working interest and a 12.72 percent net revenue interest in this property.

         Also in August of 1997, the Company operated and participated in the drilling of a horizontal re-entry well in the Brazos field of Midland County, Texas. The well was successfully completed as an oil well in the San Andres Formation with an initial production rate of 92 gross barrels of oil per day. The Company owns a 6.37 net revenue interest in this property.

         During 1997, the Company made several operational improvements to its Robberson waterflood projects in Garvin County, Oklahoma. These changes included the conversion of wells to water injection, changes in bottom-hole pump equipment and changes in water injection rates and pattern. These changes have resulted in an 18 percent improvement in field production. Oil sales from the Robberson properties averaged 684 gross barrels of oil per day in 1997, as compared to 1996 oil sales of 580 gross barrels of oil per day. The Company has an average 10.4 percent net revenue interest in these properties.

         In September of 1997, the Company operated and participated in the drilling of a well in Calhoun County, Texas, as part of its Flintlock Prospect. This well was drilled to 6,420' and successfully completed as a dual gas well in two separate Miocene reservoirs. The lower zone had an initial production rate of 1,500 gross Mcf of gas per day and the upper zone had an initial production rate of 1,000 gross Mcf of gas per day. The Company owns a 52.33 percent revenue interest in this property.

         Also in September of 1997, the Company operated and participated in the drilling of a well in its Rich Ranch Prospect of Liberty County, Texas. This well was drilled to 12,749' and plugged and abandoned. The Company owned 40 percent of this property.

         In October of 1997, the Company operated and participated in the drilling of a well in its Estherwood Prospect of Acadia Parish, Louisiana. This well was drilled to 10,686' and plugged and abandoned. The Company owned 19.3 percent of this property.

         In November of 1997, the Company operated and participated in the drilling of a well in the Flintlock Prospect of Calhoun County, Texas. This well was drilled to 4,964' and plugged and abandoned. The Company owned 50.3 percent of this property.

         Also in November of 1997, the Company operated and participated in the drilling of a well in the South Kraemer Prospect of Lafourche Parish, Louisiana. This well was drilled to 10,560' and plugged and abandoned.
The Company owned 10.9 percent of this property.

         The Company's development activities in 1997 continued in the Segno Field of Polk County, Texas. The Company operated and participated in the drilling and completion of four new wells and the deepening of two existing wells. All six wells were successfully completed in the Wilcox Formation at approximately 8,400'. One well was dually completed in the Yegua Formation at a depth of 5,200'. As a group these six wells had a combined initial production rate of approximately 391 gross barrels of oil per day, plus 520 gross Mcf of gas per day. The Company retains 17% of the net revenue from this property.

         During 1997, the Company participated in the drilling and completion or workover operation of 4 gross (.155 net) wells operated by other companies. The Company spent approximately $357,000 on these projects. At year end, 3 gross (.08 net) wells were successfully completed as producers and one was unsuccessful. The successfully completed wells had an aggregate initial production rate of approximately 73 gross (2 net) barrels of oil per day and 7,750 gross (207 net) Mcf of gas per day.

         In April of 1997, the Company sold a group of outside operated wells located in New Mexico for $680,000, and in a separate transaction, a group of operated properties also located in New Mexico for $167,000.

         In March of 1998, the Company sold the remainder of its operated wells located in New Mexico for $160,000. Also in March of 1998 the Company sold the Guerra field, which is located in Webb County, Texas and was acquired in the Saratoga acquisition, for $105,000.

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

         The Company presently owns producing and non-producing properties located primarily in Texas, Oklahoma and West Virginia. The Company does not own any significant properties other than its leasehold, mineral and royalty interests and related pipeline and gas gathering systems, and does not own any drilling equipment or refinery or marketing facilities. All of the Company's oil and gas properties and interests are located in the continental United States.

         In the past, the supply of gas has exceeded demand on a cyclical basis, and the Company is subject to a combination of shut-in and/or reduced takes of gas production during summer months. Prolonged shut-ins could result in reduced field operating income from properties in which the Company acts as operator.

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

         The availability of a ready market for any oil and gas produced by the Company at acceptable prices per unit of production will depend upon numerous factors beyond the control of the Company, including the extent of domestic production and importation of oil and gas, the proximity of the Company's producing properties to gas pipelines and the availability and capacity of such pipelines, the marketing of other competitive fuels, fluctuation in demand, governmental regulation of production, refining, transportation and sales, general national and worldwide economic conditions, and use and allocation of oil and gas and their substitute fuels. There is no assurance that the Company will be able to market all of the oil or gas produced by it or that favorable prices can be obtained for the oil and gas production.

         The Company does not currently own or lease any bulk storage facilities or pipelines other than adjacent to and used in connection with producing wells and the interests in certain gas gathering systems. While the Company is not dependent on any one purchaser of its production, oil and gas revenue in 1997 generated from sales to Dow Hydrocarbons and Resources, Inc., a subsidiary of Dow Chemical, U.S.A., and Scurlock Permian Corp. represented about 23% and 10%, respectively, of the Company's total revenue from oil and gas sales. Sales to Dow Hydrocarbons were made under a month-to-month gas purchasing agreement at prices based upon the Houston Ship Channel index (for large packages only), as published by Inside F.E.R.C., an industry publication. Although there is no long-term contract with Dow Hydrocarbons, the Company believes that the purchaser will continue to purchase its gas products and, if not, could be replaced by other purchasers. Sales to Scurlock were made under an oil purchasing agreement at prices that are adjusted semi-annually, based upon posted crude oil prices.

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

EMPLOYEES

         At March 20, 1998, the Company had 163 full-time and 10 part-time employees, 28 of whom were employed by the Company at its principal offices in Stamford, Connecticut, 31 in Houston, Texas, at the offices of Prime Operating Company and Eastern Oil Well Service Company, and 114 employees who were primarily involved in the district operations of the Company in Houston and Midland, Texas, Oklahoma City, Oklahoma and Charleston, West Virginia.

ITEM 2. DESCRIPTION OF PROPERTY.

         The Company's executive offices and those of PEMC, are located at One Landmark Square, Stamford, Connecticut, in leased premises of about 11,000 square feet. The executive offices of Prime Operating Company and Eastern Oil Well Service Company are located in leased premises in Houston, Texas, and the offices of Southwest Oilfield Construction Company are in Oklahoma City, Oklahoma.

         The Company maintains district offices in Houston and Midland, Texas, Oklahoma City, Oklahoma, and Charleston, West Virginia, and has field offices in Carrizo Springs and Midland, Texas, Kingfisher, Yukon, and Marshall, Oklahoma, and Arnoldsburg, West Virginia.

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

OIL AND GAS DRILLING ACTIVITIES

         The following table sets forth the exploratory and development drilling experience with respect to wells in which the Company participated during the five years ended December 31, 1997.

                                                   YEAR ENDED DECEMBER 31
                       -----------------------------------------------------------------------------
                            1997            1996            1995            1994           1993
                       -------------   -------------   -------------   -------------   -------------
                       GROSS    NET    GROSS    NET    GROSS    NET    GROSS    NET    GROSS    NET
                       -----   -----   -----   -----   -----   -----   -----   -----   -----   -----
Exploratory:
   Oil .............      --      --      --      --      --      --      --      --       1    .009
   Gas .............       2      .8      --      --      --      --      --      --       3    .375
   Dry .............       2    .509       1       1      --      --      --      --       2    .150
Development:
   Oil .............       5    .796       3    .740       8   1.046       4    .346       3    .600
   Gas .............       5   2.037      17   1.292       3    .235       2    .121      13    .257
   Dry .............       3   1.030       1    .371       2    .350       4    .215       1    .090
Total:
   Oil .............       5    .796       3    .740       8   1.046       4    .346       4    .609
   Gas .............       7   2.837      17   1.292       3    .235       2    .121      16    .632
   Dry .............       5   1.539       2   1.371       2    .350       4    .215       3    .240
                       -----   -----   -----   -----   -----   -----   -----   -----   -----   -----
                          17   5.172      22   3.403      13   1.631      10    .682      23   1.481
                       =====   =====   =====   =====   =====   =====   =====   =====   =====   =====

\



OIL AND GAS PRODUCTION

     As of December 31, 1997, the Company had ownership interests in the following numbers of gross and net producing oil and gas wells and gross and net producing acres(1).

                                                              GROSS      NET
                                                             -------   -------
Producing wells (1):
   Oil Wells .............................................     1,472    177.60
   Gas Wells .............................................     1,140    149.08
Producing Acres ..........................................   196,631    37.296

--------------
(1) A gross well or gross acre is a well or an acre in which a working interest is owned. A net well or net acre is the sum of the fractional revenue interests owned in gross wells or gross acres. Wells are classified by their primary product. Some wells produce both oil and gas.


         The following table shows the Company's net production of crude oil and natural gas for each of the five years ended December 31, 1997. "Net" production is net after royalty interests of others are deducted and is determined by multiplying the gross production volume of properties in which the Company has an interest by percentage of the leasehold, mineral or royalty interest owned by the Company.

                                         YEAR ENDED DECEMBER 31,
                       ---------------------------------------------------------
                          1997        1996        1995        1994        1993
                       ---------   ---------   ---------   ---------   ---------
Oil (barrels) ......     277,000     249,000     155,000     143,000     149,000
Gas (Mcf) ..........   3,901,000   2,888,000   1,952,000   1,408,000   1,332,000

         The following table sets forth the Company's average sales price per barrel of crude oil and average sales prices per one thousand cubic feet ("Mcf") of gas, together with the Company's average production costs per unit of production for the five years ended December 31, 1997.

                                1997       1996       1995       1994       1993
                              --------   --------   --------   --------   --------
Average sales price
   per barrel .............   $  19.35      21.11      16.53      15.22      16.30
Average sales price
   per Mcf ................   $   2.57       2.36       1.85       2.36       2.51
Average production
   costs per net equivalent
   barrel (1) .............   $   7.59       8.09       8.92      10.14      10.70

--------------


(1)      Net equivalent barrels are computed at a rate of 6 Mcf per barrel.

UNDEVELOPED ACREAGE

         The following table sets forth the approximate gross and net undeveloped acreage in which the Company has leasehold, mineral and royalty interests as of December 31, 1997. "Undeveloped acreage" is that acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves.

                            LEASEHOLD              MINERAL               ROYALTY
                            INTERESTS             INTERESTS             INTERESTS
                       -------------------   -------------------   -------------------
                        GROSS       NET       GROSS       NET       GROSS        NET
       STATE            ACRES      ACRES      ACRES      ACRES      ACRES       ACRES
       -----           --------   --------   --------   --------   --------   --------
Colorado ...........      4,185        329        799         23         --         --
Louisiana ..........      1,179        246         --         --         --         --
Montana ............         --         --     13,984         59        786          5
Nebraska ...........         --         --      2,553        331         --         --
North Dakota .......         --         --        640          1         --         --
Oklahoma ...........         --         --        320          1         --         --
Texas ..............     20,363      8,551        640          3         --         --
Wyoming ............      1,000        125      5,043         35        140         35
                       --------   --------   --------   --------   --------   --------
TOTAL ..............     26,727      9,251     23,979        453        926         40
                       ========   ========   ========   ========   ========   ========

RESERVES

         The Company's interests in proved developed and undeveloped oil and gas properties have been evaluated by Ryder Scott Company for the years ended December 31, 1993, 1994, 1995, 1996, and 1997. All of the Company's reserves are located within the continental United States. The following table summarizes the Company's oil and gas reserves at each of the respective dates (figures rounded):

                                                     RESERVE CATEGORY
                       ---------------------------------------------------------------------------
                           PROVED DEVELOPED         PROVED UNDEVELOPED              TOTAL
                       -----------------------   -----------------------   -----------------------
  AS OF                    OIL         GAS           OIL          GAS          OIL          GAS
  12-31                  (BBLS)       (MCF)        (BBLS)        (MCF)       (BBLS)        (MCF)
  -----                ----------   ----------   ----------   ----------   ----------   ----------
1993 ...............      512,000    8,351,000       76,000      922,000      588,000    9,273,000
1994 ...............      799,000    9,675,000        2,000      129,000      801,000    9,804,000
1995 ...............      905,000   13,549,000           --       52,000      905,000   13,601,000
1996 ...............    1,453,000   19,036,000       13,000       29,000    1,466,000   19,065,000
1997 ...............    1,364,000   16,661,000       77,000           --    1,441,000   16,661,000

         The estimated future net revenue (using current prices and costs as of those dates, exclusive of income taxes) and the present value of future net revenue (at a 10% discount for estimated timing of cash flow) for the

Company's proved developed and proved undeveloped oil and gas reserves at the end of each of the five years ended December 31, 1997, are summarized as follows (figures rounded):

                           PROVED DEVELOPED                 PROVED UNDEVELOPED                    TOTAL
                    ------------------------------        ----------------------        ---------------------------
                                         PRESENT                         PRESENT                          PRESENT
                                        VALUE OF                        VALUE OF                          VALUE OF
                      FUTURE             FUTURE           FUTURE         FUTURE          FUTURE            FUTURE
AS OF                   NET                NET              NET            NET             NET               NET
12-31                 REVENUE            REVENUE          REVENUE        REVENUE         REVENUE           REVENUE
-----               ------------        ----------        -------        -------        ----------       ----------
1993...........     $ 11,307,000         6,576,000        460,000        221,000        11,767,000        6,797,000
1994...........     $ 10,396,000         6,839,000        156,000         75,000        10,552,000        6,914,000
1995...........     $ 15,727,000         9,530,000         39,000         18,000        15,766,000        9,548,000
1996...........     $ 51,077,000        35,025,000        273,000        167,000        51,350,000       35,192,000
1997...........     $ 30,056,000        21,306,000        833,000        531,000        30,889,000       21,837,000

         "Proved developed" oil and gas reserves are reserves that can be expected to be recovered from existing wells with existing equipment and operating methods. "Proved undeveloped" oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

         Since January 1, 1997, the Company has not filed any estimates of its oil and gas reserves with, nor were any such estimates included in any reports to, any federal authority or agency, other than the Securities and Exchange Commission, except Form EIA-23, Annual Survey of Domestic Oil and Gas Reserves, filed with The Energy Information Administration of the U.S. Department of Energy.

ITEM 3. LEGAL PROCEEDINGS.

         The Company is not a party to, nor is any of its property the subject of, any legal proceedings, actual or threatened involving any claim for damages which exceed 10 percent of the Company's current assets.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         No matters were submitted during the fourth quarter of the fiscal year ended December 31, 1997, to a vote of the Company's security-holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is traded in the NASDAQ Stock Market, trading symbol "PNRG". The high and low bid quotations for each quarterly period during the two years ended December 31, 1997, were as follows:

      1996                         HIGH         LOW                 1997                          HIGH      LOW
      ----                        -------     -------               ----                         ------    ------
First Quarter..................   $  2.44     $  2.38       First Quarter.....................   $ 4.80    $ 4.59
Second Quarter.................      4.00        2.44       Second Quarter....................     6.54      6.33
Third Quarter..................      4.00        3.25       Third Quarter.....................     9.15      8.78
Fourth Quarter.................      4.75        3.88       Fourth Quarter....................     9.23      8.88

         The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

         The approximate number of record holders of the Company's Common Stock as of March 20, 1998, was 1,220.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company feels that it has the ability to generate sufficient amounts of cash to meet long-term liquidity needs, as well as debt service. The Company expects to generate increased cash flows by increasing its reserve base through continued acquisition and development. By increasing its reserve base, the Company's borrowing ability is increased due to additional properties available as collateral. Capital expenditures during 1997 were financed by borrowings and internally generated funds coupled with cash balances available at the prior year-end.

         On April 26, 1995, the Company entered into a revised credit agreement with Bank One, Texas, NA providing for a $12.5 million revolving line of credit on a $50 million master promissory note. This new agreement introduced Den Norske Bank, AS as a 25% syndication partner in the line. The agreement also provides for a lower floating rate compared to previous agreements as well as the ability to borrow based upon the London Inter-Bank Offered Rate (LIBOR). The borrowing base will be revised every six months by the banks.

         As of December 31, 1997, the borrowing base under the agreement was $20,000,000 and the Company had $1,135,000 available under this line of credit. During most of 1997, the interest rate on this line of credit was the bank's base rate, as defined, monthly, or 2 1/4 % over the published LIBOR rate, payable at the end of the applicable interest period. Effective February 2, 1998, this agreement was amended so that the interest rate on the LIBO Rate Loan will vary from 1 1/2 % to 2% above the published LIBOR rate depending on the portion of the Company's credit line being utilized. Based on current and expected levels of borrowing, it is anticipated that the rate charged to the Company on these loans will be at 2% above the published LIBOR rate for most or all of 1998.

         Most of the Company's oil and gas properties as well as certain receivables and equipment are pledged as security under the agreement. The Company is required to maintain, as defined, a minimum tangible net worth, and certain debt, interest coverage and current ratios, and restrictions are placed on the Company's ability to pay dividends and purchase treasury stock.

         Since late 1995, the Company has been involved in a program to use 3D seismic to identify prospects for developmental and exploratory drilling in Southeast Texas (the 3D Seismic Program). The Company spent a total of $6,909,000 on this program in 1997, including $3,735,000 spent to shoot and interpret 3D seismic, acquire acreage and drill and equip wells on the Ramrod acreage, where four successful wells were drilled and completed in the Miocene formation during 1997. A fifth well, the St. George #1, began drilling during 1997 and was completed in 1998 in the Frio formation. $801,000 was spent on the drilling of a dry hole on the Rich Ranch prospect in Liberty County, Texas. $1,569,000 was spent to shoot seismic, acquire acreage and drill two wells on the Flintlock prospect adjacent to the Company's South Powderhorn field. One of these wells was successfully completed during 1997 and the other was a dry hole. $631,000 was spent to acquire seismic covering an area in Matagorda Bay which is currently being evaluated for potential drilling prospects and $467,000 was spent to further develop the South Powderhorn field. The remainder of the spending on the program consisted of costs to acquire leasehold options and 2D seismic on acreage being considered for additional 3D seismic shoots.

         In total, the Company spent approximately $11,066,000 on the acquisition and development of oil and gas interests in 1997, including the $6,909,000 spent in connection with the 3D seismic program, $1,242,000 spent to acquire limited partnerships interests from investors in its oil and gas partnerships, and $1,004,000 spent to develop properties acquired in the Saratoga acquisition.

         The Company spent $814,000 on trucks, automobiles and equipment used in field service operations, and an additional $338,000 on computer related equipment and software.

         During 1996, the Company entered into an agreement to purchase 400,000 shares of its common stock for a total consideration of $1,144,000. Of this amount, $523,000 was paid in 1996, and the remaining $621,000 was paid in 1997. An additional $872,000 was spent in 1997 to acquire treasury stock in open market transactions.

         In January, 1998, the Company purchased 53,334 shares of its stock for treasury from Stanford University and 53,334 shares from the University of California. The total combined cost of these two purchases was $853,000.

         Most of the Company's capital spending is discretionary and the ultimate level of spending will be dependent on the Company's assessment of the gas and oil business environment, the number of oil and gas prospects, and oil and gas business opportunities in general. The St. George #1 well discussed above had first gas sales on March 12, 1998. After reviewing the first three months of production from this well, the Company and its partners will consider the possibilities for further development of this field. The results from this will also be considered by the Company in deciding whether to perform additional 3D seismic shoots in an attempt to identify potential exploratory drilling prospects in the Frio formation. The Company's primary objective continues to be to increase reserves and cash flow through its acquisition, development and exploration activities.

RESULTS OF OPERATIONS

         1997 Compared to 1996

         1997 net income of $1,024,000 represents an increase of $85,000 over the 1996 figure of $939,000. This increase is primarily attributable to sharply higher income from oil and gas properties due to higher prices, a full year of revenue from the properties acquires in the Saratoga acquisition in May of 1996, and revenue from the South Powderhorn wells. This increased income was largely offset by $2,411,000 in exploration costs incurred in 1997 as compared to $482,000 in 1996.

         Oil and gas sales of $15,485,000 in 1997 represent a 38% increase over the 1996 sales. The South Powderhorn field, developed as part of the company's 3D seismic program, contributed $3,383,000 in revenue in 1997 as compared to $918,000 in 1996. The Saratoga properties purchased in May of 1996 contributed $3,224,000 in revenue in 1997 as compared to $2,676,000 in 1996.

         The average price received per barrel of oil for directly owned production was $19.33 in 1997 as compared to $21.24 in 1996, and the average gas price was $2.56 in 1997 as compared to $2.34 in 1996.

         Oil and gas sales related to the Company's interests in the Partnerships increased 38% in 1997 compared to 1996. This increase is attributable to additional interests purchase by the company during the year, and such increases may continue in the short-term as the Company continues to repurchase additional interests in the partnerships.

         The purchase of the South Powderhorn property was subject to a provision wherein the seller obtains a 25% working interest in the property at such time as the Company and its joint venture partners have received net cash from the property equal to 200% of their costs (Payout). This Payout occurred in January of 1998.

         On March 12, 1998, first sales occurred from the St. George #1 well, which was drilled as part of the 3D Drilling and Exploration program. Initial production rates are approximately 10 Mmcf and 240 barrels of condensate per day. The Company owns a 29% revenue interest in this well.

         In terms of barrel of oil equivalents, with 6 mcf's being equivalent to one barrel, slightly over two-thirds of the Company's total production in 1997 was gas. This percentage can be expected to increase in 1998 as the St. George #1 well came on line in March 1998.

         Lease operating expenses increased by 19% to $7,035,000 in 1997. Average lifting costs on directly owned properties declined to $7.17 per barrel of oil equivalent in 1997 as compared to in 1996. The primary reasons for the decline in per unit lifting costs are higher levels of production from the South Powderhorn field, where average lifting costs were only $2.26 per BOE and a drop from $7.90 per BOE to $7.10 on the properties acquired in the Saratoga acquisition, where substantial cleanup and repair work was done after acquiring the properties in 1996.

         Lease operating expenses attributable to the Company's interests in Partnerships increased 57%, primarily due to additional interests in the Partnerships purchased during the year.

         District operating income and district operating expense both increased by 13% in 1997 as compared to 1996. In both cases the primary reason for the increase is a full year of operating the properties acquired in the Saratoga acquisition in May of 1996. Oil prices declined significantly in the first quarter of 1998. A prolonged period of low prices could cause significant decline in district operating income as certain wells become uneconomical to operate and customers for field services attempt to reduce spending.

         Administrative revenue, which represents the reimbursement of general and administrative overhead expended on behalf of the Partnerships and the Company's joint venture partners, increased 4% in 1997 as compared to 1996. In both years, amounts received from partnerships are substantially less than the amounts allocable to these partnerships under the partnership agreements. The lower amounts reflect PEMC's continuing efforts to reduce costs, both incurred and allocated to the partnerships.

         Reporting and management fees are earned from providing the accounting and reporting functions for certain of the partnerships.

         The Company receives reimbursement for costs incurred related to the evaluation and acquisition of properties on behalf of its related partnerships and other joint venture partners. To the extent that these property acquisition costs are expended at the district level, the reimbursements are recorded as a reduction of total district operating expenses. When expenses are incurred at the corporate headquarters level, such reimbursements are recorded as a reduction of the total general and administrative expenses. During 1997 and 1996 the Company's total reimbursements for property acquisition costs were approximately $1,751,000 and $1,783,000 respectively.

         General and administrative expense decreased 9% or $300,000 between 1997 and 1996. This decrease is primarily due to $340,000 in non-capitalized costs incurred in connection with Saratoga acquisition in 1996.

         Exploration costs of $2,411,000 were incurred in 1997. The primary components of this amount were $801,000 related to the drilling of a dry hole on the Rich Ranch prospect, $631,000 spent to purchase 3D seismic covering an area of Matagorda Bay currently being evaluated for possible exploratory drilling prospects, and $721,000 in seismic and other costs relating to the Ramrod prospect, where four successful wells were drilled and completed in 1997, and an additional well came on line in March of 1998.

         Gain on sales of assets in 1997 consists of net gains of $105,000 from the sale of producing oil and gas properties, and $189,000 in gains from excess of the proceeds of sales of equipment on wells which were plugged and abandoned during 1997 over the plugging and reclamation costs of the wells.

         Many existing computer applications use two digits rather than four to define the applicable year, raising the possibility that software may erroneously assume that a date using "00" as the year refers to the year 1900 rather than the year 2000.

         The Company's existing software will properly handle all dates including dates beyond December 31, 1999 and the Company does not expect any significant operational difficulties or unusual costs to result from the year 2000 issue. While it is not possible at this time to determine what effect the year 2000 issue might have on the Company's customers, suppliers, or joint venture partners, the Company does not believe the potential problems associated with the year 2000 issue will have a material effect on it financial position.

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

ITEM 7. FINANCIAL STATEMENTS.

         Included on pages F-1 through F-25 of this Report. The Index to Financial Statements is at page 22 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         The Company engaged Pustorino, Puglisi & Co. as the principal accountants for the Company with respect to the audit of the Company's financial statements for the years ended December 31, 1996 and 1997. There was no disagreement between the Company and its certified public accountants on any matter of accounting principles or practices or financial statement disclosure. The appointment of Pustorino, Puglisi & Co. was effective October 29, 1996, replacing Coopers & Lybrand, upon approval of the Executive Committee of the Board of Directors. Coopers & Lybrand acted as the principal accountants for the Company with respect to the audit of the Company's financial statements for the years ended December 31, 1995, and 1994. There were no disagreements with Coopers & Lybrand on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure in connection with the audit of the Company's two most recent audited fiscal years, being the years ended December 31, 1995 and 1994, or any subsequent interim period. The audit reports of Coopers & Lybrand contained no adverse opinion or any disclaimer of opinion, nor were their reports qualified or modified as to uncertainty, audit scope or accounting principles.


                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

          Information relating to the Company's Directors, nominees for Directors and executive officers is included in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held in June, 1998, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 1997, and which is incorporated herein by reference.

ITEM 10.   EXECUTIVE COMPENSATION.

           Information relating to executive compensation is included in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held in June, 1998, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 1997, and which is incorporated herein by reference.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

           Information relating to security ownership of certain beneficial owners and management is included in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held in June, 1998, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 1997, and which is incorporated herein by reference.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

           Information relating to certain transactions by Directors and executive officers of the Company is included in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held in June, 1998, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 1997, and which is incorporated herein by reference.


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

                  (Incorporated by reference to Exhibit 10.7.2 of PrimeEnergy Corporation Form 10-KSB for the year ended December 31, 1996)

        10.7.3 -- Third Amendment to Credit Agreement Among PrimeEnergy Corporation and PrimeEnergy Management Corporation, as Borrowers, Bank One, Texas, National Association, as Agent, and the Lenders Signatory Hereto, effective as of January 2, 1998 (filed herewith)

         10.8 -- Mortgage, Deed of Trust, Indenture, Security Agreement, Financing Statement and Assignment of Production dated May 27, 1994, as ratified and amended April 26, 1995, between PrimeEnergy Corporation, PrimeEnergy Management Corporation and Bank One, Texas, National Association. (Incorporated herein by reference to Exhibit 10.8 to PrimeEnergy Corporation Form 8-K dated April 26, 1995)

         10.17 -- Amended Marketing Agreement between PrimeEnergy Management Corporation and Charles E. Drimal, Jr. (Incorporated herein by reference to Exhibit 10.17 of PrimeEnergy Corporation Form 10-KSB for the year ended December 31, 1994) (1)

         10.18 -- Composite copy of Non-Statutory Option Agreements. (filed herewith)(1)

         10.19 -- Purchase and Sale Agreement dated as of May 7, 1996, by and between Internationale Nederlanden (U.S.) Capital Corporation and PrimeEnergy Corporation (Incorporated herein by reference to Exhibit 10.19 to PrimeEnergy Corporation Form 8-K dated May 29, 1996)

         10.20 -- Assignment, Conveyance and Bill of Sale dated as of May 7, 1996, by Saratoga Resources, Inc., a Texas corporation, et al., to PrimeEnergy Corporation (Incorporated herein by reference to Exhibit 10.20 to PrimeEnergy Corporation Form 8-K dated May 29, 1996)

         21    -- Subsidiaries. (filed herewith)

         23    -- Consent of Ryder Scott Company. (filed herewith)

         27    -- Financial Data Schedule. (filed herewith)

--------------


(1) Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-KSB.

         (b)      Reports on Form 8-K:

                  No reports on Form 8-K have been filed during the last quarter of the year covered by this Report.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 1998.


                                   PrimeEnergy Corporation


                                   By:      /s/ CHARLES E. DRIMAL, JR.
                                      -----------------------------------
                                      Charles E. Drimal, Jr.
                                      President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 30th day of March, 1998.

/s/ CHARLES E. DRIMAL, JR.      Director and President;
---------------------------     The Principal Executive Officer
Charles E. Drimal, Jr.

/s/ BEVERLY A. CUMMINGS         Director, Vice President and Treasurer;
---------------------------     The Principal Financial and Accounting Officer
Beverly A. Cummings

/s/ BENNIE H. WALLACE, JR.      Director, and Vice President
---------------------------
Bennie H. Wallace, Jr.

/s/ SAMUEL R. CAMPBELL          Director
---------------------------
Samuel R. Campbell

/s/ JAMES E. CLARK              Director
---------------------------
James E. Clark

/s/ CHARLES E. DRIMAL, SR.      Director
---------------------------
Charles E. Drimal, Sr.

/s/ MATTHIAS ECKENSTEIN         Director
---------------------------
Matthias Eckenstein

/s/ H. GIFFORD FONG             Director
---------------------------
H. Gifford Fong

/s/ THOMAS S.T. GIMBEL           Director
---------------------------
Thomas S.T. Gimbel

/s/ CLINT HURT                   Director
---------------------------
Clint Hurt

/s/ ROBERT DE ROTHSCHILD         Director
---------------------------
Robert de Rothschild

/s/ JARVIS K. SLADE              Director
---------------------------
Jarvis J. Slade

/s/ JAN K. SMEETS                Director
---------------------------
Jan K. Smeets

/s/ GAINES WEHRLE                Director
---------------------------
Gaines Wehrle

/s/ MICHAEL WEHRLE               Director
---------------------------
Michael Wehrle

                          INDEX TO FINANCIAL STATEMENTS

      Financial Statements (Included herein at pages F-1 through F-25):

      Report of Independent Public Accountants, F-1

      Financial Statements:

               Consolidated Balance Sheets -- December 31, 1997 and 1996, F-2

               Consolidated Statements of Operations -- for the years ended December 31, 1997 and 1996, F-4

               Consolidated Statements of Stockholders' Equity -- for the years ended December 31, 1997 and 1996, F-5

               Consolidated Statements of Cash Flows -- for the years ended December 31, 1997 and 1996, F-6

               Notes to Consolidated Financial Statements, F-7


               Supplementary Information: F-19

                        Capitalized Costs Relating to Oil and Gas Producing Operations, December 31, 1997 and 1996, F-20

                        Costs Incurred in Oil and Gas Property
                        Acquisition, Exploration and Development
                        Activities, years ended December 31, 1997
                        and 1996, F-20

                        Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas reserves, years ended December 31, 1997 and 1996, F-21

                        Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves, years ended December 31, 1997 and 1996, F-22

                        Reserve Quantity Information, years ended December 31, 1997 and 1996, F-23

                        Results of Operations from Oil and Gas
                        Producing Activities, years ended December
                        31, 1997 and 1996, F-24

                        Notes to Supplementary Information, F-25

                         PUSTORINO, PUGLISI, & CO., LLP

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of PrimeEnergy Corporation:

We have audited the accompanying consolidated balance sheets of PrimeEnergy Corporation and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PrimeEnergy Corporation and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

 /s/ PUSTORINO, PUGLISI & CO., LLP
Pustorino, Puglisi & Co., LLP
New York, New York
March 30, 1998

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

             CONSOLIDATED BALANCE SHEETS, December 31, 1997 and 1996





                                                        1997            1996
                                                    ------------    ------------
Current assets:
     Cash and cash equivalents                      $  2,987,000    $  3,316,000
     Restricted cash and cash
        equivalents (Note 13)                            885,000         663,000
     Accounts receivable, net (Note 3)                 4,480,000       5,052,000
     Due from related parties (less allowance for
        doubtful accounts of $800,000 in 1997
        and 1996) (Note 12)                            2,454,000       2,184,000
     Prepaid expenses                                    107,000         150,000
     Other current assets                                175,000         266,000
     Deferred income taxes (Notes 1 and 10)              121,000         119,000
                                                    ------------    ------------
         Total current assets                         11,209,000      11,750,000
                                                    ------------    ------------

Property and equipment, at cost (Notes 1 and 2):
     Oil and gas properties (successful
       efforts method):
         Developed                                    41,427,000      36,645,000
         Undeveloped                                     231,000         179,000
     Furniture, fixtures and equipment
       including leasehold improvements                5,757,000       5,269,000
                                                    ------------    ------------
                                                      47,415,000      42,093,000
     Accumulated depreciation and depletion          (24,885,000)    (21,860,000)
                                                    ------------    ------------
       Net property and equipment                     22,530,000      20,233,000
                                                    ------------    ------------

Other assets (Note 12)                                   604,000         607,000
Due from affiliates (Note 12)                            325,000         325,000
                                                    ------------    ------------
       Total assets                                 $ 34,668,000    $ 32,915,000
                                                    ============    ============






               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

             CONSOLIDATED BALANCE SHEETS, December 31, 1997 and 1996








                                                    1997            1996
                                                ------------    ------------
LIABILITIES and STOCKHOLDERS' EQUITY:
Current liabilities:
     Current portion of other long-term
       obligations (Note 5)                     $         --    $     73,000
     Accounts payable (Note 15)                    6,333,000       5,297,000
     Accrued liabilities:
       Payroll, Benefits and Related Items           530,000         494,000
       Taxes (Notes 1 and 10)                         27,000          11,000
       Interest and other                            646,000         774,000
     Due to related parties (Note 12)              1,389,000       1,298,000
                                                ------------    ------------
       Total current liabilities                   8,925,000       7,947,000
                                                ------------    ------------

Long-term bank debt (Note 4)                      18,865,000      17,400,000
Other long-term obligations (Note 5)                      --         243,000
Deferred income taxes (Notes 1 and 10)               262,000         240,000
Payable for encumbered treasury
     stock (Note 6)                                       --         621,000
                                                ------------    ------------
       Total liabilities                          28,052,000      26,451,000
                                                ------------    ------------

Stockholders' equity:
     Preferred stock, $.10 par, authorized
       10,000 shares; none issued                         --              --
     Common stock, $.10 par value, authorized
       15,000,000 shares; issued 7,597,970
       in 1997 and 1996                              760,000         760,000
     Paid in capital                              10,888,000      10,888,000
     Retained earnings (accumulated deficit)         971,000         (53,000)
     Encumbered treasury stock (Note 6)                   --        (621,000)
                                                ------------    ------------
                                                  12,619,000      10,974,000
     Treasury stock, at cost, 2,989,161
       common shares in 1997 and 2,650,398
       common shares in 1996                      (6,003,000)     (4,510,000)
                                                ------------    ------------
       Total stockholders' equity                  6,616,000       6,464,000
                                                ------------    ------------
         Total liabilities and equity           $ 34,668,000    $ 32,915,000
                                                ============    ============



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    PRIMEENERGY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS of OPERATIONS

                 for the years ended December 31, 1997 and 1996


                                                           1997          1996
                                                       -----------   -----------
Revenue:
     Oil and gas sales                                 $15,485,000   $11,238,000
     District operating income                          11,083,000     9,846,000
     Administrative revenue (Note 12)                    1,684,000     1,621,000
     Reporting and management fees (Note 12)               322,000       350,000
     Interest income                                       138,000       129,000
     Other income                                           13,000        42,000
                                                       -----------   -----------
                                                        28,725,000    23,226,000
                                                       -----------   -----------

Costs and expenses:
     Lease operating expense                             7,035,000     5,909,000
     District operating expense                          8,365,000     7,407,000
     Depreciation and depletion of
       oil and gas properties                            5,895,000     4,283,000
     General and administrative expense                  3,028,000     3,328,000
     Exploration costs                                   2,411,000       483,000
     Interest expense (Notes 4 and 5)                    1,149,000     1,002,000
                                                       -----------   -----------
                                                        27,883,000    22,412,000
                                                       -----------   -----------
     Income from operations                                842,000       814,000

Other income:
Gain on sale and exchange of assets                        294,000       175,000
                                                       -----------   -----------
     Income before provision for income taxes            1,136,000       989,000

Provision for income taxes (Note 10)                       112,000        50,000
                                                       -----------   -----------
     Net income                                        $ 1,024,000   $   939,000
                                                       ===========   ===========


Basic net income per common share (Notes 1 and 16)     $      0.22   $      0.19
                                                       ===========   ===========
Diluted net income per common share (Notes 1 and 16)   $      0.19   $      0.17
                                                       ===========   ===========



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                 CONSOLIDATED STATEMENT of STOCKHOLDERS' EQUITY

                 for the years ended December 31, 1997 and 1996


                                                                           Retained
                                                           Additional      Earnings                    Encumbered
                                   Common Stock             Paid In      (Accumulated     Treasury      Treasury
                              Shares          Amount        Capital        Deficit)        Stock          Stock          Total
                           ------------    ------------   ------------   ------------   ------------   ------------   ------------
Balance at December
 31, 1995                     7,597,970    $    760,000   $ 10,888,000   ($   992,000)  ($ 3,589,000)            --   $  7,067,000


Purchased 105,388 shares
 of Common stock               (398,000)       (398,000)

Purchased 400,000 shares
 of Encumbered treasury
 stock (Note 6)                (523,000)       (621,000)    (1,144,000)

Net income                      939,000         939,000
                           ------------    ------------   ------------   ------------   ------------   ------------   ------------
Balance at December 31,
 1996                         7,597,970         760,000     10,888,000        (53,000)    (4,510,000)      (621,000)     6,464,000


Purchased 121,807 shares
 of Common stock               (872,000)       (872,000)

Amortization of
 encumbered Treasury
 stock  (Note 6)               (621,000)        621,000             --

Net income                    1,024,000       1,024,000
                           ------------    ------------   ------------   ------------   ------------   ------------   ------------
Balance at
 December 31, 1997            7,597,970    $    760,000   $ 10,888,000   $    971,000   ($ 6,003,000)            --   $  6,616,000
                           ============    ============   ============   ============   ============   ============   ============









                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                      CONSOLIDATED STATEMENTS of CASH FLOWS

                 for the years ended December 31, 1997 and 1996

                                    --------

                                                                            1997            1996
                                                                        ------------    ------------
Cash flows from operating activities:
     Net income                                                         $  1,024,000    $    939,000
     Adjustments to reconcile net income to net cash provided
       by operating activities:
            Depreciation, depletion and amortization                       6,795,000       5,039,000
            Gain on sale of properties                                      (294,000)       (175,000)
            Provision of deferred income taxes                                20,000         (14,000)
     Changes in assets and liabilities:
          (Increase) decrease in accounts receivable                         572,000      (2,741,000)
          (Increase) decrease in due from related parties                   (270,000)        755,000
          (Increase) decrease in other assets                                 54,000         252,000
          (Increase) decrease in prepaid expenses                             43,000           1,000
          Increase in accounts payable                                       814,000       2,656,000
          Increase (decrease) in accrued liabilities                         (76,000)        114,000
          Increase (decrease) in due to related parties                       91,000         (21,000)
                                                                        ------------    ------------
                 Net cash provided by operating activities                 8,773,000       6,805,000
                                                                        ------------    ------------

Cash flows from investing activities:
     Proceeds from sale of properties and equipment                        1,019,000         291,000
     Additions to property and equipment                                  (9,817,000)    (13,434,000)
     (Increase) decrease in notes receivable                                  40,000         (40,000)
                                                                        ------------    ------------
           Net cash used in investing activities                          (8,758,000)    (13,183,000)
                                                                        ------------    ------------

Cash flows from financing activities:
     Purchase of stock for treasury                                       (1,493,000)       (921,000)
     Repayment of long-term bank debt and other long-term obligations    (36,252,000)    (20,677,000)
     Increase in long-term bank debt and other long-term obligations      37,401,000      30,283,000
                                                                        ------------    ------------
           Net cash provided by (used in) financing activities              (344,000)      8,685,000
                                                                        ------------    ------------
           Net increase (decrease) in cash                                  (329,000)      2,307,000

Cash and cash equivalents, beginning of year                               3,316,000       1,009,000
                                                                        ------------    ------------
Cash and cash equivalents, end of year                                  $  2,987,000    $  3,316,000
                                                                        ============    ============

Supplemental disclosures:
     Income taxes paid during the year                                  $     76,000    $     79,000
     Interest paid during the year                                      $  1,164,000    $    905,000


Supplemental information of non-cash investing and financial activities:

     During 1996, the Company purchased treasury stock in return for a note in the amount of $1,144,000. (Note 6)



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

         The Company is engaged in the development, acquisition and production of oil and natural gas properties. The Company owns leasehold, mineral and royalty interests in producing and non-producing oil and gas properties across the continental United States, including Colorado, Kansas, Louisiana, Mississippi, Montana, Nebraska, Nevada, New Mexico, North Dakota, Oklahoma, Texas, Utah, West Virginia and Wyoming. The Company operates approximately 1,704 wells and owns non-operating interests in approximately 908 additional wells. Additionally, the Company provides well-servicing support operations, site-preparation and construction services for oil and gas drilling and re-working operations, both in connection with the Company's activities and providing contract services for third parties. The Company is publicly traded on the NASDAQ under the symbol "PNRG."

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

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                                    ---------

         Property and Equipment:

         The Company follows the "successful efforts" method of accounting for its oil and gas properties. Under the successful efforts method, costs of acquiring undeveloped oil and gas leasehold acreage, including lease bonuses, brokers' fees and other related costs are capitalized. Provisions for impairment of undeveloped oil and gas leases are based on periodic evaluations. Annual lease rentals and exploration expenses, including geological and geophysical expenses and exploratory dry hole costs, are charged against income as incurred. Costs of drilling and equipping productive wells, including development dry holes and related production facilities, are capitalized. Costs incurred by the Company related to the acquisition of producing oil and gas properties on behalf of related partnerships, trusts or joint ventures are deferred and charged to the related entity upon the completion of the acquisition. To the extent that the Company acquires an interest in the property, an appropriate allocation of internal costs are capitalized as part of the depletable base of the property.

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

         Income Taxes:

         The Company records income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS No. 109 is an asset and liability approach to accounting for income taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

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

         Income Per Common Share:

         Income per share of common stock has been computed based on the weighted average number of common shares outstanding during the respective periods in accordance with SFAS No. 128, "Earnings per Share," described below in Recently Issued Accounting Standards.

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

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

                                    ---------



         Hedging:

         From time to time the Company may enter into futures contracts in order to reduce its exposure related to changes in oil and gas prices. In accordance with Statement of Financial Accounting Standards No. 80, any gain or loss on such contracts is treated as an adjustment to oil and gas revenue.


         Recently Issued Accounting Standards:

         In June 1997, the Financial Accounting Standards Board released Statement No. 130, "Reporting Comprehensive Income" and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." Both statements become effective for fiscal years beginning after December 15, 1997 with early adoption permitted. These statements require disclosure of certain components of changes in equity and certain information about operating segments and geographic areas of operation. The Company will adopt these statements effective January 1, 1998. These statements will not have any effect on the results of operations or financial position.

          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" (EPS). SFAS No. 128 replaces the standards for computing earnings per share previously established by APB No. 15, "Earnings per Share," by replacing the primary EPS with a presentation of "basic EPS" and requiring dual presentation of basic and diluted EPS on the face of the income statement. SFAS No. 128 requires companies to adopt its provisions for fiscal years ending after December 15, 1997 and requires restatement of all prior period EPS data, if necessary. Earnings per share information has been presented on the financial statements and its computations disclosed in footnote 16 in accordance with SFAS No. 128.


2.       SIGNIFICANT ACQUISITIONS AND DISPOSITIONS

         1997

         San Juan Basin Property Divestment
         In April of 1997, the Company sold all of its interests in certain oil and gas producing properties located in the San Juan Basin to Chateau Oil and Gas, Inc. for the amount of $680,000. These properties are operated by others and consist of 151 gross (10.53 net) wells located in San Juan and Rio Arriba Counties, New Mexico. The Company owned an average of 9.18 percent working interest and 6.97 net revenue interest in these properties.

         3D Seismic Development and Exploration Program:
         During 1997, the Company acquired or took options on certain leasehold mineral rights as part of its on-going oil and gas exploration and development activities. The Company acquired leasehold mineral rights covering 16,600 gross (7,300 net) acres and took options covering 49,129 gross (20,582 net) acres. In addition to the 1997 exploration activities, the Company plans future exploration and development of these mineral rights. The Company continues to expand this program with additional 3D seismic surveys, leasehold acquisitions and drilling. Outside investors have continued to participate in the subsequent activities.

         Other:
         As more fully described in Note 8, the Company is committed to offer to repurchase the interests of the limited partners and trust unitholders in certain managed limited partnerships and trusts. During 1997, the Company purchased such interests in an amount totaling $1,242,000.

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                                    ---------



         1996

         Saratoga Property Acquisition:
         In May 1996, the Company completed the acquisition of various interests in 145 active wells previously owned by Saratoga Resources, Inc. from Internationale Nederlanden (U.S.) Capital Corporation (herein referred to as "ING") for $7,180,000. The Company serves as operator for 132 of these wells. These properties are located primarily in eight counties along the Gulf Coast of Texas. These properties also include additional development potential. Pursuant to the purchase and sale agreement, ING has retained a net profits interest in the development of these properties, subject to performance hurdles.

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

         The purchase of Saratoga, described above, constitutes a significant acquisition. The following unaudited proforma data presents financial information as if the Saratoga acquisition was made at the beginning of the periods indicated:


                                                      December 31,
                                              ---------------------------
                                                   1996           1995
                                              -------------   -----------
               Revenue                        $  24,318,000   $21,114,000
                                              =============   ===========
               Net income                     $   1,169,000   $   635,000
                                              =============   ===========
               Net income per  common share   $         .20   $       .11
                                              =============   ===========

         These proforma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of 1996 and 1995 or of results which may occur in the future.

         3D Seismic Development and Exploration Program:
         Capital committed under the 1995 Development Program was expended during 1996 on the initial phase of this development and exploration program. The Company continued to expand this program with additional 3D seismic surveys, leasehold acquisitions and drilling. Outside investors continued to participate in the subsequent phases. The Company's interest in these activities ranges from 37% to 52%.

         Other:
         As more fully described in Note 8, the Company is committed to offer to repurchase the interests of the limited partners and trust unitholders in certain managed limited partnerships and trusts. During 1996, the Company purchased such interests in an amount totaling $538,000.

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

                                    ---------



3.       ACCOUNTS RECEIVABLE

         Accounts receivable at December 31, 1997 and 1996 consisted of the following:

                                                        December 31,
                                                --------------------------
                                                    1997           1996
                                                -----------    -----------
     Joint interest billing                     $ 1,601,000    $ 1,533,000
     Trade receivables                              213,000        126,000
     Oil and gas sales                            2,630,000      3,337,000
     Other                                           62,000         99,000
                                                -----------    -----------
                                                  4,506,000      5,095,000
        Less, allowance for doubtful accounts       (26,000)       (43,000)
                                                -----------    -----------
                                                $ 4,480,000    $ 5,052,000
                                                ===========    ===========

4.      LONG-TERM BANK DEBT


        At December 31, 1996, the Company was party to a line of credit agreement with a bank with a non-reducing borrowing base of $19 million. Twenty-five percent of the borrowing is syndicated to a second bank. During 1996, the agreement provided for interest at 1/2% over the bank's base rate as defined, or 2-3/4% over the London Inter-Bank Offered Rate (LIBOR rate) for the interest period in question, payable at the end of the interest period.

        On February 6, 1997, the bank extended the borrowing base to $21 million. The credit agreement was also amended to provide for interest on outstanding borrowings at the bank's base rate, as defined, or 2 1/4% over the LIBOR rate. Effective in May, 1997, the bank revised the borrowing base to $20.5 million due to the sale of properties by the Company. In September, 1997, the borrowing base was again revised to $20 million. The average interest rates paid on outstanding borrowings subject to interest at the bank's base rate during 1997 and at 1/2% over the bank's base rate during 1996 were 8.58% and 8.79%, respectively. During the same periods, the average rates paid on outstanding borrowings bearing interest based upon the LIBO rate were 8.04% and 8.33%. As of December 31, 1997 and 1996, the total outstanding borrowings were $18.9 million and $17.4 million, respectively, of which $13.7 million and $12.6 million accrued interest at the LIBOR rate option.

        Effective January 2, 1998, the credit agreement was amended to implement an interest rate schedule that is based upon the aggregate principal amount of loans outstanding as a percentage of the borrowing base. The amendment provides for interest on outstanding borrowings at the bank's base rate, as defined, or from 1 1/2% to 2% over the LIBOR rate depending upon the Company's utilization of the available line of credit.

        Advances pursuant to the agreement are limited to the borrowing base as defined in the agreement. Most of the Company's oil and gas properties as well as certain receivables and equipment are pledged as security under this agreement. Under the Company's credit agreement, the Company is required to maintain, as defined, a minimum current ratio, tangible net worth, debt coverage ratio and interest coverage ratio.

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                                    ---------



5.       OTHER LONG-TERM OBLIGATIONS

         Other long-term obligations at December 31, 1996 consisted of the following:

                                                   1996
                                                 ---------
              Subordinated debentures            $ 225,000
              Capital lease obligations             91,000
                                                 ---------
                                                   316,000
                    Less, current portion          (73,000)
                                                 ---------
                                                 $ 243,000
                                                 =========

         The secured subordinated debentures were held by affiliated Partnerships in which PEMC is a general partner. Interest was payable at 6.5% through 1996. All of the above long-term obligations were paid in full during 1997.

6.       ENCUMBERED TREASURY STOCK

         In June of 1996, the Company entered into an agreement to purchase 400,000 shares of the Company's common stock from McJunkin Corporation. The Company agreed to make 15 monthly payments of $80,000 beginning on June 1, 1996, with the shares held in escrow until such payments were made. The shares were classified as encumbered treasury stock on the balance sheet, and were unencumbered in proportion to the payments made under the agreement. The liability for future payments under the note, less imputed interest, was shown as "Payable For Encumbered Treasury Stock" on the balance sheet. As of December 31, 1997, all shares purchased under this agreement were fully unencumbered and are included in treasury stock on the balance sheet.

7.       COMMITMENTS


         Operating Leases:

         The Company has several noncancelable operating leases, primarily for rental of office space, that have a term of more than one year. Future minimum lease payments under operating leases are as follows:

                           1998             $   386,000
                           1999                  45,000
                                            -----------
                                            $   431,000
                                            ===========

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                                    ---------


8.       CONTINGENT LIABILITIES

         The Company, as managing general partner of the affiliated Partnerships, is responsible for all Partnership activities, including the review and analysis of oil and gas properties for acquisition, the drilling of development wells and the production and sale of oil and gas from productive wells. The Company also provides the administration, accounting and tax preparation work for the Partnerships, and is liable for all debts and liabilities of the affiliated Partnerships, to the extent that the assets of a given limited Partnership are not sufficient to satisfy its obligations.

         As a general partner, the Company is committed to offer to purchase the limited partners' interest in certain of its managed Partnerships at various annual intervals. Under the terms of a partnership agreement, the Company is not obligated to purchase an amount greater than 10% of the total partnership interest outstanding. In addition, the Company will be obligated to purchase interests tendered by the limited partners only to the extent of one-hundred fifty (150) percent of the revenues received by it from such partnership in the previous year. Purchase prices are based upon annual reserve reports of independent petroleum engineering firms discounted by a risk factor. Based upon historical production rates and prices, management estimates that if all such offers were to be accepted, the maximum annual future purchase commitment would be approximately $500,000. In recent years, the Company has chosen to purchase limited partner interests in excess of its commitment.

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



9.       STOCK OPTIONS AND OTHER COMPENSATION

         In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. Such options are exercisable, on a cumulative basis, as to twenty percent of the shares subject to option in each year, beginning one year after the granting of the option. At December 31, 1997, options on 802,500 shares were outstanding and exercisable at prices ranging from $1.00 to $1.25.

         On January 27, 1983, the Company adopted the 1983 Incentive Stock Option Plan. At December 31, 1997 and 1996, options on 124,000 shares were exercisable at $1.50 per share and no additional shares were available for granting.

         PEMC has a marketing agreement with its current President to provide assistance and advice to PEMC in connection with the organization and marketing of oil and gas partnerships and joint ventures and other investment vehicles of which PEMC is to serve as general or managing partner. The Company had a similar agreement with its former Chairman. Although that agreement has expired, the former Chairman is still entitled to receive certain payments relating to partnerships formed during the time the agreement was in effect. The President is entitled to a percentage of the Company's carried interest depending on total capital raised and annual performance of the Partnerships and joint ventures.

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

                                    ---------



10.      INCOME TAXES

         The components of the provision for income taxes for the year ended December 31, 1997 and 1996 are as follows:

Federal:                                1997       1996
                                      --------   --------
    Current                           $ 28,000   $ 23,000
    Deferred                            11,000         --
State:
    Current                             65,000     40,000
    Deferred                             8,000    (13,000)
                                      --------   --------
                                      $112,000   $ 50,000
                                      ========   ========



         The components of net deferred tax assets (liabilities) are as follows:

                                                          December 31,   December 31,
                                                          -----------    -----------
                                                              1997           1996
                                                          -----------    -----------
Current assets:
     Compensation and benefits                            $   112,000    $   102,000
     Allowance for doubtful accounts                            9,000         17,000
                                                          -----------    -----------
                                                              121,000        119,000
                                                          -----------    -----------
Noncurrent assets:
     Depreciation                                             329,000         74,000
     Due from related parties reserve                         316,000        316,000
     Net operating loss carryforwards                         621,000        747,000
     Percentage depletion carryforwards                     1,067,000      1,116,000
     Alternative minimum tax credits                          757,000        729,000
     Less, Valuation allowance                             (1,194,000)    (1,607,000)
                                                          -----------    -----------
                                                            1,896,000      1,375,000
                                                          -----------    -----------
Noncurrent liabilities:
     Basis differences relating to limited partnerships      (837,000)      (813,000)
     Depletion                                             (1,321,000)      (802,000)
                                                          -----------    -----------
                                                           (2,158,000)    (1,615,000)
                                                          -----------    -----------
Net deferred tax liabilities:                             $  (141,000)   $  (121,000)
                                                          ===========    ===========

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                                    ---------



         The total provision for income taxes for the years ended December 31, 1997 and 1996 varies from the federal statutory tax rate as a result of the following:

                                                               December 31,     December 31,
                                                                    1997            1996
                                                               ------------     ------------
Expected statutory tax rate                                         34.0%           34.0%
State income tax, net of federal benefit                             6.4%            2.7%
Effect of utilizing net operating loss carryforwards               (11.0%)         (12.6%)
Percentage depletion                                                (4.9%)          (9.9%)
Intangible drilling costs                                          (14.6%)          (9.1%)
                                                                  ------          ------
                                                                     9.9%            5.1%
                                                                  ======          ======

         At December 31, 1997, the Company had federal tax net operating loss carryforwards for both regular income tax purposes and alternative minimum tax ("AMT") purposes of $825,000. Due to the change in control of the Company on October 7, 1987, the Company is limited in utilizing its annual net operating loss carryforwards. Based on the current ownership and IRS statutes, the annual amount available to the Company is approximately $366,000. Net loss carryforwards expire beginning in 1998 through 2002. This applies to the alternative minimum tax net operating loss carryforwards, which can be used to offset 90% of AMT income in future years. The Company has percentage depletion carryforwards of approximately $2,648,000 for regular tax purposes and $2,322,000 for alternative minimum tax purposes. The Company has approximately $757,000 in alternative minimum tax credit carryforwards.

         Both the percentage depletion deductions and the alternative minimum tax credits may be carried forward indefinitely for tax purposes.

11.      SEGMENT INFORMATION AND MAJOR CUSTOMERS

         The Company operates in one industry - oil and gas exploration, development and operation. The Company's oil and gas activities are entirely in the continental United States.

         The Company sells its oil and gas production to a number of purchasers. While the Company is not dependent on any one purchaser of its production, oil and gas revenue in 1997 included sales to one purchaser for $3,627,000 which represented approximately 23% of the Company's total revenue from oil and gas sales. In 1997 and 1996, $1,592,000 and $1,401,000, respectively, of revenue was generated from sales to another purchaser, representing an additional 10% of the Company's total oil and gas revenue in 1997 and 12% in 1996. In 1996, $1,378,000 of revenue from sales to a third purchaser represented 12% of the Company's total oil and gas revenue. The above sales were made under various contractual arrangements, some of which are month-to-month; however, the Company believes that these purchasers will continue to purchase oil and gas products and, if not, could be replaced by other purchasers.


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

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

                                    ---------



         The Partnership agreements allow PEMC to receive management fees for various services to the Partnerships as well as a reimbursement for property acquisition and development costs incurred on behalf of the Partnerships and general and administrative overhead, which is reported in the statements of operations as administrative revenue.

         In 1991, the Company loaned approximately $325,000 at 12% interest to a real estate limited partnership of which a Company Officer and Director is a general partner. During 1996, the principal of the loan was increased by $40,000, representing additional funds disbursed to the limited partnership in May and August of 1996. During 1997, the Company received several loan payments from the borrower, reducing the principal by approximately $40,000. This loan is secured by a second mortgage on the underlying real estate in the partnership and the Company received a 23% equity participation in the partnership. The loan agreement provides for interest payments on a quarterly basis provided the cash flow from operations of the limited partnership is sufficient to pay interest for the quarter. If cash flows are not sufficient, then the accrued interest is added to the principal. Amounts due, included in other non-current assets on the balance sheet, were $480,000 and $520,000 at December 31, 1997 and 1996, respectively.

         Due to related parties at December 31, 1997 and December 31, 1996 primarily represent receipts collected by the Company, as agent, from oil and gas sales net of expenses. The amount of such receipts due the affiliated partnerships was $1,389,000 and $1,298,000 at December 31, 1997 and 1996, respectively. Receivables from affiliates consist of reimbursable general and administrative costs, lease operating expenses and reimbursements for property acquisitions, development, and related costs.


13.      RESTRICTED CASH AND CASH EQUIVALENTS

         Restricted cash and cash equivalents includes $885,000 and $663,000 at December 31, 1997 and December 31, 1996, respectively, of cash primarily pertaining to unclaimed royalty payments. There were corresponding accounts payable recorded at December 31, 1997 and 1996 for these liabilities.


14.      SALARY DEFERRAL PLAN

         The Company maintains a salary deferral plan (the "Plan") in accordance with Internal Revenue Code Section 401(k), as amended. The Plan provides for discretionary and matching contributions which approximated $221,000 and $207,000 in 1997 and 1996, respectively.

15.      ACCOUNTS PAYABLE

         A summary of accounts payable at December 31, 1997 and 1996 is as follows:

                                                   1997         1996
                                                ----------   ----------
Payables to unaffiliated interests              $6,285,000   $5,221,000
Other                                               48,000       76,000
                                                ----------   ----------
                                                $6,333,000   $5,297,000
                                                ==========   ==========

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                                    ---------



16.      EARNINGS PER SHARE

         Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:

                                              Year Ended                              Year Ended
                                           December 31, 1997                      December 31, 1996
                                 ------------------------------------    ------------------------------------
                                     Net       Number of    Per Share        Net       Number of    Per Share
                                   Income       Shares       Amount        Income       Shares       Amount
                                 ----------   ----------   ----------    ----------   ----------   ----------
Net income per common
   share                         $1,024,000    4,664,957   $     0.22    $  939,000    4,966,615   $     0.19

Effect of dilutive securities:
   Options                               --      784,696        (0.03)           --      617,927        (0.02)
                                 ----------   ----------   ----------    ----------   ----------   ----------

Diluted  net income per
   common share                  $1,024,000    5,449,653   $     0.19    $  939,000    5,584,542   $     0.17
                                 ==========   ==========   ==========    ==========   ==========   ==========


17.      SUBSEQUENT EVENTS

         In January of 1998, the Company purchased 53,334 shares of its stock for treasury from Stanford University and 53,334 shares from the University of California. The total combined cost of these two purchases was $853,000.

18.      SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                   Year Ended
                                  December 31,         Fourth            Third        Second        First
                                      1997            Quarter          Quarter        Quarter     Quarter
Revenue                          $  28,725,000      $ 7,554,000     $6,926,000    $6,837,000    $7,408,000

Operating income                       842,000          232,000        (37,000)       20,000       627,000

Net income                           1,024,000          260,000         50,000       130,000       584,000

Net income per common
share                                     $.22             $.06           $.01          $.03          $.12

Diluted net income per
common share                              $.19             $.05           $.01          $.02          $.11

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                                    ---------


                                   Year Ended
                                  December 31,         Fourth            Third      Second           First
                                      1996            Quarter           Quarter     Quarter         Quarter
Revenue                          $  23,226,000      $ 7,341,000     $ 6,044,000    $5,395,000    $ 4,446,000

Operating income                       814,000          533,000         267,000         4,000         10,000

Net income                             939,000          546,000         284,000        73,000         36,000

Net income per common
share                                     $.19             $.11            $.06          $.01           $.01

Diluted net income per common
share                                     $.17             $.10            $.05          $.01           $.01

                    PRIMEENERGY CORPORATION AND SUBSIDIARIES

                            SUPPLEMENTARY INFORMATION

                                      -----

                                   (UNAUDITED)

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

         CAPITALIZED COSTS RELATING to OIL and GAS PRODUCING ACTIVITIES

                           December 31, 1997 and 1996

                                    ---------

                                   (Unaudited)



                                                                  1997          1996
                                                              -----------   -----------
Developed oil and gas properties                              $41,427,000   $35,952,000
Undeveloped oil and gas properties--                              231,000       872,000
                                                              -----------   -----------

                                                               41,658,000    36,824,000

Accumulated depreciation, depletion and valuation allowance    21,397,000    18,661,000
                                                              -----------   -----------

         Net capitalized costs (1)                            $20,261,000   $18,163,000
                                                              ===========   ===========


(1) Includes $140,000 in 1997 and $160,000 in 1996 related to the net cost of gas gathering facilities.



               COSTS INCURRED in OIL and GAS PROPERTY ACQUISTION,
                     EXPLORATION and DEVELOPMENT ACTIVITIES

                     Years ended December 31, 1997 and 1996

                                    ---------

                                   (Unaudited)


                                                      1997         1996
                                                   ----------   ----------
Acquisition of properties:
         Developed                                 $1,345,000   $7,281,000
         Undeveloped                                  231,000      872,000

Exploration costs, excluding valuation allowance    2,411,000      483,000

Development costs                                   7,079,000    4,274,000








              See accompanying notes to supplementary information.

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                    STANDARDIZED MEASURE of DISCOUNTED FUTURE
             NET CASH FLOWS RELATING to PROVED OIL and GAS RESERVES

                     years ended December 31, 1997 AND 1996

                                    ---------

                                   (Unaudited)




                                                            1997            1996
                                                        ------------    ------------
Future cash inflows                                     $ 62,024,000    $ 95,679,000

Future production and development costs                  (31,135,000)    (44,329,000)

Future income tax expenses                                (1,321,000)     (6,488,000)
                                                        ------------    ------------

         Future net cash flows                            29,568,000      44,862,000

10% annual discount for estimated timing of cash flow     (8,875,000)    (14,220,000)
                                                        ------------    ------------
         Standardized measure of discounted
           future net cash flow                         $ 20,693,000    $ 30,642,000
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

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                    STANDARDIZED MEASURE of DISCOUNTED FUTURE
                   NET CASH FLOWS and CHANGES THEREIN RELATING
                         to PROVED OIL and GAS RESERVES


                     years ended December 31, 1997 and 1996

                                    ---------

                                   (Unaudited)


The following are the principal sources of change in the standardized measure of discounted future net cash flows during 1997 and 1996


                                                               1997            1996
                                                           ------------    ------------
Sales of oil and gas produced, net of production costs     $ (8,450,000)   $ (5,329,000)
Net changes in prices and production costs                   (4,735,000)      7,803,000
Extensions, discoveries and improved recovery,
         less recovery costs                                  6,782,000       7,897,000
Revisions of previous quantity estimates                     (3,082,000)      4,827,000
Reserves purchases, net of development costs                  2,923,000       9,783,000
Net change in development costs                                (116,000)        (26,000)

Reserves sold                                                (2,007,000)             --

Accretion of discount                                         3,064,000         913,000

Net change in income taxes                                   (3,405,000)     (4,200,000)
Other                                                          (923,000)       (160,000)
                                                           ------------    ------------
         Net change                                          (9,949,000)     21,508,000

Standardized measure of discounted future net cash flow:

         Beginning of year                                   30,642,000       9,134,000
                                                           ------------    ------------
         End of year                                       $ 20,693,000    $ 30,642,000
                                                           ============    ============









               See accompanying notes to supplementary information

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                          RESERVE QUANTITY INFORMATION

                     years ended December 31, 1997 and 1996

                                    ---------

                                   (Unaudited)



                                                                        1997                          1996
                                                             --------------------------    --------------------------
                                                                 Gas            Oil            Gas            Oil
                                                                (Mcf)         (bbls.)         (Mcf)          (bbls.)
                                                             -----------    -----------    -----------    -----------
Proved developed and undeveloped reserves:
         Beginning of year                                    19,065,000      1,466,000     13,600,000        905,000
         Extensions, discoveries
            and improved recovery                              3,764,000        282,000      3,746,000         90,000
         Revisions of previous
            estimates (1)                                     (1,731,000)      (121,000)     1,012,000        (14,000)
         Sales                                                (2,086,000)       (42,000)            --             --
         Purchases                                             1,550,000        133,000      3,595,000        734,000
         Production                                           (3,901,000)      (277,000)    (2,888,000)      (249,000)
                                                             -----------    -----------    -----------    -----------

         End of year                                          16,661,000      1,441,000     19,065,000      1,466,000
                                                             ===========    ===========    ===========    ===========

Proved developed reserves                                     16,661,000      1,364,000     19,036,000      1,453,000
                                                             ===========    ===========    ===========    ===========


(1)      Revisions during 1996 and 1997 relate primarily to changes in prices.







               See accompanying notes to supplementary information

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

          RESULTS of OPERATIONS from OIL and GAS PRODUCTING ACTIVITIES years ended December 31, 1997 and 1996

                                    ---------

                                   (Unaudited)



                                                            1997          1996
                                                        -----------   -----------
Revenue:
         Oil and gas sales                              $15,485,000   $11,238,000
                                                        -----------   -----------

Costs and expenses:
         Lease operating expense                          7,035,000     5,909,000
         Exploration costs                                2,411,000       483,000
         Depreciation and depletion                       5,895,000     4,283,000
         Income tax (benefit) expense                        10,000            --
                                                        -----------   -----------
                                                         15,351,000    10,675,000
                                                        -----------   -----------

Results of operations from producing activities
    (excluding corporate overhead and interest costs)   $   134,000   $   563,000
                                                        ===========   ===========




               See accompanying notes to supplementary information

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                       NOTES to SUPPLEMENTARY INFORMATION

                                    ---------

                                   (Unaudited)



1.       PRESENTATION OF RESERVE DISCLOSURE INFORMATION

         "Reserve disclosure information is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 69 ("SFAS 69")," Disclosures About Oil and Gas Producing Activities.

2.       DETERMINATION OF PROVED RESERVES

         The estimates of the Company's proved reserves were determined by an independent petroleum engineer in accordance with the provisions of SFAS 69. The estimates of proved reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development and other factors. Estimated future net revenues were computed by reserves, less estimated future development and production costs based on current costs.

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

4. STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS AND CHANGES THEREIN RELATING TO PROVED OIL AND GAS RESERVES

         The standardized measure of discounted future net flows relating oil and gas reserves and the changes of standardized measure of discounted future net cash flows relating to proved oil and gas reserves were prepared in accordance with the provisions of SFAS 69.

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

                              INDEX TO EXHIBITS

     Exhibit
     Number                      Description
     ------                      -----------
         3.1 -- Certificate of Incorporation as amended, of PrimeEnergy Corporation. (Incorporated herein by reference to Exhibit 3.1 of PrimeEnergy Corporation Form 10-KSB for the year ended December 31, 1994)

         3.2 -- Bylaws of PrimeEnergy Corporation. (Incorporated herein by reference to Exhibit 3.2 of PrimeEnergy Corporation Form 10-KSB for the year ended December 31, 1994)

         10.1 -- PrimeEnergy Corporation 1983 Incentive Stock Option Plan (Incorporated herein by reference to Exhibit 10.1 of PrimeEnergy Corporation Form 10-KSB for the year ended December 31, 1994) (1)

         10.3 -- Massachusetts Mutual Flexinvest 401 (k) Plan as amended and restated. (Incorporated herein by reference to Exhibit 10.3 of PrimeEnergy Corporation Form 10-KSB for the year ended December 31, 1994) (1)

         10.7 -- Credit Agreement dated April 26, 1995, between PrimeEnergy Corporation, PrimeEnergy Management Corporation and Bank One, Texas, National Association. (Incorporated herein by reference to Exhibit 10.7 to PrimeEnergy Corporation Form 8-K dated April 26, 1995)

        10.7.1 -- First Amendment to Credit Agreement Among PrimeEnergy Corporation and PrimeEnergy Management Corporation, as Borrowers, Bank One, Texas, National Association, as Agent, and the Lenders Signatory Hereto, effective as of October 6, 1995. (Incorporated herein by reference to Exhibit 10.7.1 to PrimeEnergy Corporation Form 10-KSB for the year ended December 31, 1995)

        10.7.2 -- Second Amendment to Credit Agreement Among PrimeEnergy Corporation and PrimeEnergy Management Corporation, as Borrowers, Bank One, Texas, National Association, as Agent, and the Lenders Signatory Hereto, effective as of February 6, 1997. (Incorporated by reference to Exhibit 10.7.2 of PrimeEnergy Corporation Form 10-KSB for the year ended December 31, 1996)

        10.7.3 -- Third Amendment to Credit Agreement Among PrimeEnergy Corporation and PrimeEnergy Management Corporation, as Borrowers, Bank One, Texas, National Association, as Agent, and the Lenders Signatory Hereto, effective as of January 2, 1998 (filed herewith)

         10.8 -- Mortgage, Deed of Trust, Indenture, Security Agreement, Financing Statement and Assignment of Production dated May 27, 1994, as ratified and amended April 26, 1995, between PrimeEnergy Corporation, PrimeEnergy Management Corporation and Bank One, Texas, National Association. (Incorporated herein by reference to Exhibit 10.8 to PrimeEnergy Corporation Form 8-K dated April 26, 1995)

         10.17 -- Amended Marketing Agreement between PrimeEnergy Management Corporation and Charles E. Drimal, Jr. (Incorporated herein by reference to Exhibit 10.17 of PrimeEnergy Corporation Form 10-KSB for the year ended December 31, 1994) (1)

         10.18 -- Composite copy of Non-Statutory Option Agreements. (filed herewith)(1)

         10.19 -- Purchase and Sale Agreement dated as of May 7, 1996, by and between Internationale Nederlanden (U.S.) Capital Corporation and PrimeEnergy Corporation (Incorporated herein by reference to Exhibit 10.19 to PrimeEnergy Corporation Form 8-K dated May 29, 1996)

         10.20 -- Assignment, Conveyance and Bill of Sale dated as of May 7, 1996, by Saratoga Resources, Inc., a Texas corporation, et al., to PrimeEnergy Corporation (Incorporated herein by reference to Exhibit 10.20 to PrimeEnergy Corporation Form 8-K dated May 29, 1996)

         21    -- Subsidiaries. (filed herewith)

         23    -- Consent of Ryder Scott Company. (filed herewith)

         27    -- Financial Data Schedule. (filed herewith)

--------------


(1) Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-KSB.