Form 10QSB
period 1998-03-31
PRIMEENERGY CORP
filed 1998-05-15
CIK 56868

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                    ________________________________

                               FORM 10-QSB

/X/   Quarterly  Report Under Section 13 or 15(d) of the  Securities
Exchange Act of 1934

For the Quarterly Period Ended March 31, 1998

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

The number of shares outstanding of each class of the Registrant's Common Stock as of May 12, 1998 was: Common Stock, $0.10 par value, 4,485,494 shares.
                         PrimeEnergy Corporation

                          Index to Form 10-QSB

                             March 31, 1998



Part I -  Financial Information

Consolidated Balance Sheets - March 31, 1998 and
December 31, 1997                                                3-4

Consolidated Statements of Operations for the three months
ended March 31, 1998 and 1997                                    5

Consolidated Statement of Stockholders' Equity for the
three months ended March 31, 1998                                6

Consolidated Statements of Cash Flows for the three months
ended March 31, 1998 and 1997                                    7

Notes to Consolidated Financial Statements                       8-15

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                        16-20


Part II - Other Matters                                          21

Signatures                                                       22




















                                    2
                         PrimeEnergy Corporation

                       Consolidated Balance Sheets

                  March 31, 1998 and December 31, 1997

                                             March 31,   December 31,
                                                1998         1997
                                            (Unaudited)   (Audited)
Current assets:
  Cash and cash equivalents                $ 5,566,000   $ 2,987,000
  Restricted cash and cash
    equivalents (Note 2)                        932,000      885,000
  Accounts receivable (Note 3)                3,323,000    4,480,000
  Due from related parties (Note 8)           2,275,000    2,454,000
  Other current assets                          219,000      175,000
  Prepaid expenses                               49,000      107,000
  Deferred income taxes                         121,000      121,000
                                             ----------   ----------
      Total current assets                   12,485,000   11,209,000
                                             ----------   ----------

Property and equipment, at cost(Notes 1 and 4):
  Oil and gas properties (successful
    efforts method):
      Developed                              42,295,000   41,427,000
      Undeveloped                                 --         231,000
  Furniture, fixtures and equipment
   including leasehold improvements           5,887,000    5,757,000
                                             ----------   ----------
                                             48,182,000   47,415,000
  Accumulated depreciation and depletion    (26,127,000) (24,885,000)
                                             ----------   ----------
    Net property and equipment               22,055,000   22,530,000
                                             ----------   ----------

Other assets                                    613,000      604,000
Due from affiliates                             325,000      325,000
                                             ----------   ----------
    Total assets                           $ 35,478,000  $34,668,000
                                             ==========   ==========








See accompanying notes to the consolidated financial statements.


                                      3
                         PrimeEnergy Corporation

                       Consolidated Balance Sheets

                  March 31, 1998 and December 31, 1997

                                             March 31,   December 31,
                                                1998         1997
                                            (Unaudited)   (Audited)

Current liabilities:
  Accounts payable                         $  7,984,000  $ 6,333,000
  Accrued liabilities:
    Payroll, benefits and related items         836,000      530,000
    Taxes (Note 1)                               25,000       27,000
    Interest and other                          515,000      646,000
  Due to related parties (Note 8)             1,258,000    1,389,000
                                             ----------   ----------
    Total current liabilities                10,618,000    8,925,000
                                             ----------   ----------

Long-term bank debt (Note 5)                 18,850,000   18,865,000
Deferred income taxes (Note 1)                  262,000      262,000

Stockholders' equity:
  Preferred stock, $.10 par, authorized
    10,000 shares; none issued                   --           --
  Common stock, $.10 par value, authorized
    15,000,000 shares; issued 7,597,970
    in 1998 and 1997                            760,000      760,000
  Paid in capital                            10,888,000   10,888,000
  Retained earnings                           1,098,000      971,000
                                             ----------   ----------
                                             12,746,000   12,619,000
  Treasury stock, at cost, 3,113,430
    common shares in 1998 and 2,989,161
    common shares in 1997                   (6,998,000)  (6,003,000)
                                             ----------   ----------
    Total stockholders' equity                5,748,000    6,616,000
                                             ----------   ----------
      Total liabilities and equity          $35,478,000  $34,668,000
                                            ===========  ===========







See accompanying notes to the consolidated financial statements.

                                       4
                         PrimeEnergy Corporation

                  Consolidated Statements of Operations

               Three Months Ended March 31, 1998 and 1997
                               (Unaudited)

                                                 1998          1997
Revenue:
  Oil and gas sales                           $ 2,952,000  $ 4,277,000
  District operating income                     2,680,000    2,653,000
  Administrative revenue (Note 8)                 433,000      363,000
  Reporting and management fees (Note 8)           77,000       82,000
  Interest and other income                        35,000       33,000
                                               ----------   ----------
    Total revenue                               6,177,000    7,408,000
                                               ----------   ----------

Costs and expenses:
  Lease operating expense                       1,490,000    1,650,000
  District operating expense                    2,225,000    2,116,000
  Depreciation and depletion of
    oil and gas properties                      1,123,000    1,290,000
  General and administrative expense              826,000      806,000
  Exploration costs                                63,000      643,000
  Interest expense (Note 5)                       365,000      276,000
                                               ----------   ----------
    Total costs and expenses                    6,092,000    6,781,000
                                               ----------   ----------
Income from operations                             85,000      627,000
Gain on sale and exchange of assets                60,000       22,000
                                               ----------   ----------
Net income before income taxes                    145,000      649,000

Provision for income taxes                         18,000       65,000
                                               ----------   ----------
Net income                                    $   127,000 $    584,000
                                               ==========   ==========

Basic income per common share (Note 9)              $0.03        $0.12
                                                    =====        =====

Diluted income per common share (Note 9)            $0.02        $0.11
                                                    =====        =====







See accompanying notes to the consolidated financial statements

                                       5
                             PrimeEnergy Corporation

                 Consolidated Statement of Stockholders' Equity

                        Three Months Ended March 31, 1998



                                                    Additional
                                                     Paid In      Retained     Treasury
                              Shares     Amount      Capital      Earnings       Stock          Total
Balance at December 31, 1997 7,597,970  $760,000   $10,888,000    $971,000     ($6,003,000)    $6,616,000


Purchased 124,269 shares
of common stock                                                                   (995,000)     (995,000)


Net income                                                         127,000                       127,000
                             ---------  --------   -----------  ----------     -----------    ----------
Balance at March 31, 1998    7,597,970  $760,000   $10,888,000  $1,098,000     ($6,998,000)   $5,748,000
                             =========  ========   ===========  ==========     ============   ==========




        See accompanying notes to the consolidated financial statements.

                                        6
                         PrimeEnergy Corporation

                  Consolidated Statements of Cash Flows

               Three Months Ended March 31, 1998 and 1997
                               (Unaudited)

                                                1998         1997

Net cash provided by operating activities  $ 4,418,000 $   4,261,000
                                             ----------   ----------

Cash flows from investing activities:
  Additions to property and equipment       (1,148,000)  (1,306,000)
  Proceeds from sale of property
    and equipment                               319,000       24,000
  Proceeds from payments on note receivable      --           20,000
                                             ----------   ----------
    Net cash (used in) investing
       activities                             (829,000)  (1,262,000)
                                             ----------   ----------

Cash flows from financing activities:
  Purchase of treasury stock                  (995,000)    (445,000)
  Increase in long-term bank debt and
    other long-term obligations               8,870,000    7,405,000
  Repayment of long-term bank debt and
    other long-term obligations             (8,885,000) (10,496,000)
                                             ----------   ----------
    Net cash (used in)financing
       activities                           (1,010,000)  (3,536,000)
                                             ----------   ----------

Net increase (decrease) in cash and
  cash equivalents                            2,579,000    (537,000)

Cash and cash equivalents at the
  beginning of the period                     2,987,000    3,316,000
                                             ----------   ----------
Cash and cash equivalents at the
  end of the period                       $   5,566,000 $  2,779,000
                                             ==========   ==========










    See accompanying notes to the consolidated financial statements.

                                    7
                         PrimeEnergy Corporation

               Notes to Consolidated Financial Statements

                             March 31, 1998

1)  Description of Operations and Significant Accounting Policies:

    Nature of Operations-

    The  Company  is engaged in oil and gas exploration and drilling,  and the development, acquisition and production of oil and natural gas properties. The Company owns leasehold, mineral and royalty interests in producing and non-producing oil and gas properties across the continental United States, primarily in Texas, Oklahoma and West
    Virginia. The Company operates approximately 1,650 wells and owns non-operating interests in approximately 900 additional wells. Additionally, the Company provides well-servicing support operations, site preparation and construction services for oil and gas drilling and rework operations, both in connection with the Company's activities and in providing contract services for third parties. The Company is publicly traded on NASDAQ under the symbol "PNRG".

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

    Estimates of oil and gas reserves, as determined by independent petroleum engineers, are continually subject to revision based on

                                    8
    price, production history and other factors. Depletion expense, which is computed based on the units of production method, could be significantly impacted by changes in such estimates. Additionally, SFAS No. 121 requires that, if the expected future cash flow from an asset is less than its carrying cost, that asset must be written down to its fair market value. As the fair market value of a property is generally substantially less than the total future cash flow expected from the asset, small changes in the estimated future net revenue from an asset could lead to the necessity of recording a significant impairment.

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


    Income Taxes-

    The Company records income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". SFAS No. 109 is an asset and liability approach to accounting for income taxes, which requires the recognition of deferred tax assets and liabilities for the expected future consequences of events that have been recognized in the Company's

                                    9
    financial statements or tax returns.

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

    Income per share-

    Income per share of common stock has been computed based on the weighted average number of common shares and common stock equivalents outstanding during the respective periods in accordance with SFAS No. 128, "Earnings per Share," described below in Recently Issued Accounting Standards.

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

    Hedging-

    From time to time, the Company may enter into futures contracts in order to reduce its exposure related to changes in oil and gas prices. In accordance with Statement of Financial Accounting Standards No. 80, any gain or loss on such contracts is treated as an adjustment to oil and gas revenue. Cash activity related to hedging transactions is treated as operating activity on the Statements of Cash Flows.

    Recently Issued Accounting Standards-

    In June 1997, the Financial Accounting Standards Board released Statement No. 130, "Reporting Comprehensive Income" and Statement No.

                                   10
    131,   "Disclosures  about  Segments  of  an  Enterprise  and  Related
    Information." These statements require disclosure of certain components of changes in equity and certain information about operating segments and geographic areas of operation. Both of these statements were adopted by the Company as of January, 1998. These statements had no effect on the results of operations or financial position.

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" (EPS). SFAS No. 128 replaces the standards for computing earnings per share previously established by APB No. 15, "Earnings per Share" by replacing the primary EPS with a presentation of "basic EPS" and requiring dual presentation of basic and diluted EPS on the face of the income statement. SFAS No. 128 requires companies to adopt its provisions for fiscal years ending after December 15, 1997 and requires restatement of all prior period EPS data, if necessary. Earnings per share information has been presented on the financial statements and its computations disclosed in footnote 9 in accordance with SFAS No. 128.

(2)  Restricted Cash and Cash Equivalents:

    Restricted cash and cash equivalents includes $932,000 and $885,000 at March 31, 1998 and December 31, 1997, respectively, of cash primarily pertaining to unclaimed royalty payments. There were corresponding accounts payable recorded at March 31, 1998 and December 31, 1997 for these liabilities.

(3)  Accounts Receivable

    Accounts receivable at March 31, 1998 and December 31, 1997 consisted of the following:
                                        March 31,       December 31,
                                          1998               1997

      Joint Interest Billing          $ 1,209,000       $ 1,601,000
      Trade Receivables                   199,000           213,000
      Oil and Gas Sales                 1,739,000         2,630,000
      Other                               202,000            62,000
                                        ---------         ---------
                                        3,349,000         4,506,000

      Less, Allowance for doubtful
       accounts                           (26,000)         (26,000)
                                        ---------         ---------
                                      $ 3,323,000       $ 4,480,000
                                        =========         =========





                                   11

(4)  Property and equipment

    Property and equipment at March 31, 1998 and December 31, 1997 consisted of the following:

                                       March 31,        December 31,
                                         1998               1997

      Developed oil and gas
        properties at cost            $42,295,000       $41,427,000
      Undeveloped oil and gas
        properties at cost                   --             231,000
      Less, accumulated depletion
        and depreciation              (22,428,000)      (21,397,000)
                                      ------------      ------------
                                       19,867,000        20,261,000
                                      ------------      ------------

      Furniture, fixtures and
        and equipment                   5,887,000         5,757,000
      Less, accumulated depreciation   (3,699,000)       (3,488,000)
                                       ----------        ----------
                                        2,188,000         2,269,000
                                       ----------        ----------
      Total net property and
        equipment                     $22,055,000       $22,530,000
                                       ==========        ==========

5)  Long-Term Bank Debt

    At December 31, 1996, the Company was party to a line of credit agreement with a bank with a non-reducing borrowing base of $19 million. Twenty-five percent of the borrowing is syndicated to a second bank. At the beginning of 1997, the agreement provided for interest at 1/2% over the bank's base rate as defined, or 2-3/4% over the London Inter-Bank Offered Rate (LIBO) rate for the interest period in question, payable at the end of the interest period.

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

                                   12

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

(6)  Contingent Liabilities:

    PEMC, as managing general partner of the affiliated partnerships and trusts (the "Partnerships"), is responsible for all Partnership activities, including the review and analysis of oil and gas properties for acquisition, the drilling of development wells and the production and sale of oil and gas from productive wells. PEMC also provides the administration, accounting and tax preparation work for the Partnerships. PEMC is liable for all debts and liabilities of the affiliated Partnerships, to the extent that the assets of a given limited Partnership are not sufficient to satisfy its obligations.

    As a general partner, PEMC is committed to offer to purchase the limited partners' interests in certain of its managed Partnerships at various annual intervals. Under the terms of a partnership agreement, PEMC is not obligated to purchase an amount greater than 10% of the total partnership interest outstanding. In addition, PEMC will be obligated to purchase interests tendered by the limited partners only to the extent of one-hundred fifty (150) percent of the revenues received by it from such partnership in the previous year. Purchase prices are based upon annual reserve reports of independent petroleum engineering firms discounted by a risk factor. Based upon historical production rates and prices, management estimates that if all such offers were to be accepted, the maximum annual future purchase commitment would be approximately $500,000. In recent years, the Company has chosen to repurchase limited partnership interests in excess of its commitment.

(7)  Stock Options and Other Compensation:

    In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. Such options are exercisable, on a cumulative basis, as to twenty percent of the shares subject to option in each year, beginning one year after the granting of the option. At March 31,
    1998  and  1997,  options  on  802,500  shares  were  outstanding  and exercisable at prices ranging from $1.00 to $1.25. On January 27, 1983, the Company adopted the 1983 Incentive Stock Option Plan. At March 31, 1998 and 1997, options on 123,000 and 124,000 shares were exercisable at $1.50 per share, respectively, and no additional shares were available for granting.

    PEMC has a marketing agreement with its current President to provide assistance and advice to PEMC in connection with the organization and

                                   13
    marketing of oil and gas partnerships and joint ventures and other investment vehicles of which PEMC is to serve as general or managing partner. The Company had a similar agreement with its former Chairman. Although that agreement has expired, the former Chairman is still entitled to receive certain payments relating to partnerships formed during the time the agreement was in effect. The President is entitled to a percentage of the Company's carried interest depending on total capital raised and annual performance of the Partnerships and joint ventures.

 (8) Related Party Transactions:

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

    Due to related parties at March 31, 1998 and December 31, 1997 primarily represent receipts collected by the Company, as agent, from oil and gas sales net of expenses. Receivables from affiliates consist of reimbursable general and administrative costs, lease operating expenses and reimbursements for property acquisitions, development and related costs.

 (9) Income per share:

     Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:



                           Three Months Ended                    Three Months Ended
                            March 31, 1998                          March 31, 1997

                         Net     Number of  Per Share     Net    Number of  Per Share
                        Income     Shares    Amount      Income   Shares     Amount
Net income  per
  common share          $127,000 4,502,171  $0.03       $584,000 4,701,793  $0.12

Effect of dilutive
securities: Options       --       794,655  (0.01)         --      705,243  (0.01)
                     ___________  ________  ______      ________   _______  _______

Diluted  net income
   per common share    $127,000  5,296,826  $0.02       $584,000 5,407,036  $0.11
                       ========  =========  =====       ======== =========  =====


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the financial statements of the Company and notes thereto.


LIQUIDITY AND CAPITAL RESOURCES

The Company feels that it has the ability to generate sufficient amounts of cash to meet long-term liquidity needs, as well as debt service. The Company's goal is to generate increased cash flows by increasing its reserve base through continued acquisitions, exploration and development. By increasing its reserve base, the Company's borrowing ability is increased due to additional properties available as collateral. Capital expenditures during 1998 were financed by borrowings and internally generated funds coupled with cash balances available at the prior year-end.

On April 26, 1995, the Company entered into a revised credit agreement with Bank One, Texas, NA providing for $12.5 million revolving line of credit on a $50 million master promissory note. This new agreement introduced Den Norske Bank, AS as a 25% syndication partner in the line. The agreement also provides for a lower floating rate compared to previous agreements as well as the ability to borrow based upon the London Inter-Bank Offered Rate (LIBOR). The borrowing base is revised every six months by the bank.

As of March 31, 1998, the borrowing base under the agreement was $20,000,000 and the Company had $1,135,000 available under this line of
credit.   During most of 1997, the interest rate on this line  of  credit was the banks base rate, as defined, monthly, or 2 1/4% over the published LIBOR rate, payable at the end of the applicable interest period. Effective February 2, 1998, this agreement was amended so that the interest rate on the LIBO Rate Loan will vary from 1 1/2% to 2% above the published LIBOR rate depending on the portion of the Company's credit line being utilized. Based on current and expected levels of borrowing, it is anticipated that the rate charged to the Company on these loans will be at 2% above the published LIBOR rate for most or all of 1998.

Most of the Company's oil and gas properties as well as certain receivables and equipment are pledged as security under the agreement. The Company is required to maintain, as defined, a minimum tangible net worth, and certain debt, interest coverage and current ratios, and restrictions are placed on the Company's ability to pay dividends and purchase treasury stock.

The   Company   spent  approximately  $1,157,000  on   the   acquisition,
exploration and development of oil and gas properties in the first quarter of 1998, including $141,000 spent to repurchase limited partners interests from investors in the oil and gas partnerships.

The Company also spent approximately $181,000 on field service equipment and $9,000 on computer hardware and software in the first quarter of 1998.

In January, 1998, the Company purchased 53,334 shares of its stock for treasury from Stanford University and 53,334 shares from the University of California. The total combined cost of these two purchases was $853,000. The Company spent an additional $142,000 in the first quarter of 1998 to acquire treasury stock in open market transactions.

During the first quarter of 1998, the Company sold its interests in a group of wells located in Southeast New Mexico for $157,000, and its interest in the Guerra Field located in Webb County Texas, for $105,000.

Most of the Company's capital spending is discretionary and the ultimate level of spending will be dependent on the Company's assessment of the oil and gas business, the number of oil and gas prospects, and oil and gas business opportunities in general. The St. George #1 well, drilled as part of the Company's 3D seismic exploration and development program, was completed to a depth of 14,010' in the Frio formation, and had first sales on March 13, 1998. This well, in which the Company owns a 29% revenue interest, is currently producing approximately 8,000 Mcf of gas and 160 barrels of condensate per day. The Company is closely monitoring this well, and based on this analysis there could be multiple exploration and development opportunities. The Company is also preparing to drill two prospects in Lafayette Parish, Louisiana. The amount of the Company's investment is these two prospects has not yet been determined.

RESULTS OF OPERATIONS

Net income was $127,000 in the first quarter of 1998 as compared to $584,000 in the first quarter of 1997. This drop is primarily attributable to sharply lower prices received for oil and gas production, partly offset by lower exploration costs.

Oil and gas sales of $2,952,000 in the first quarter of 1998 represent a decline of 31% from the same period in 1997. The Company's total production from all sources, including its share of the Partnerships' production, declined by 7% between these two periods. Ignoring first quarter 1997 production from wells sold before the first quarter of 1998, total production was flat, as production from newly drilled wells and increased ownership interests in the Partnerships were offset by normal production declines on existing properties, and the reduced interest in the South Powderhorn Field, discussed below. The average price received for a barrel of oil declined by more than a third, dropping to $13.94 in 1998 as compared to $21.47 in 1997. Average gas prices also declined sharply to $2.19 in 1998 as compared to $2.92 in
1997. These price declines caused gross revenue to be $1,100,000 less than it would have been had the Company received the same average prices in 1998 as it did in the first quarter of 1997.

The purchase of the Company's South Powderhorn property, located in Calhoun County, Texas, was subject to a provision wherein the seller obtains a 25% working interest in the property at such time as the Company and its joint venture partners have received net cash from the property equal to 200% of their costs (Payout). This Payout occurred in January of 1998, and production attributable to the Company's interest which reverted to the seller was approximately 65,000 Mcf in the first quarter of 1998.

First sales from the St. George #1 well occurred on March 12, 1998. This well, in which the company owns a 29% revenue interest, is currently producing approximately 8,000 Mcf and 160 barrels of condensate per day, and is expected to make significant contributions to oil and gas revenue in the second quarter of 1998.

Lease operating expenses (LOE) declined by 10%, or $160,000, to $1,490,000 in the first quarter of 1998. Approximately $100,000 of this amount is attributable to the LOE incurred in 1997 on wells that had been sold before the first quarter of 1998, and the remainder is due primarily to fewer workovers being performed in 1998.

Administrative revenue, which represents the reimbursement of general and administrative overhead expended on behalf of the Partnerships and the Company's joint venture partners increased to $433,000 in the first quarter of 1998, as compared to $363,000 during the same period in 1997. In both years, amounts received from partnerships are substantially less than the amounts allocable to these partnerships under the partnership agreements.

Reporting and management fees are earned from providing the accounting and reporting functions for certain of the partnerships.

The  Company  receives reimbursement for costs incurred  related  to  the evaluation and acquisition of properties on behalf of its related Partnerships and other joint venture partners. To the extent that these property acquisition costs are expended at the district level, the reimbursements are recorded as a reduction of total district operating expenses. When expenses are incurred at the corporate headquarters level, such reimbursements are recorded as a reduction of the total general and administrative expenses. In both the first quarter of 1998 and the first quarter of 1997, reimbursable costs incurred were approximately $300,000.

District operating expense of $2,225,000 in the first quarter of 1998 represents a 5% increase over the first quarter 1997 expense. This increase is partly due to higher depreciation expense relating to equipment purchased during 1997.


                                 18
Depreciation, depletion and amortization of oil and gas properties of $1,123,000 in the first quarter of 1998 represents a 13% decline from the 1997 expense for the same period. This decline is partly attributable to a 7% decline in production between the two periods. A full quarter of production from the St. George #1 well in the second quarter of 1998 is expected to add significantly to depletion expense.

Exploration costs were $63,000 in the first quarter of 1998 as compared to $643,000 during the same period in 1997. The 1997 costs consisted primarily of a 3D seismic shoot. The Company has plans to drill several exploratory wells during the remainder of 1998, which would be charged to exploration expense if they were dry holes, and is also considering participating in 3D seismic shoots in an attempt to identify additional locations for exploratory drilling. It is therefore possible that exploration costs during the remainder of 1998 will be significantly in excess of the first quarter 1998 amount.

Gain on sale of assets of $60,000 in the first quarter of 1998 consists of net gains of $28,000 on the sale of producing properties and $32,000 in receipts from the sale of equipment on fully depleted wells in excess of the plugging costs of those wells.

Interest expense of $365,000 in the first quarter of 1998 represents a 32% increase over the first quarter 1997 amount of $276,000. This increase is due to higher debt levels caused by the Company's spending on the exploration, development and acquisition of oil and gas properties during 1997.

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

This Report contains forward-looking statements that are based on management's current expectations, estimates and projections. Words such as "expects,", "anticipates," "intends," "plans," "believes," "projects" and "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and are subject to the safe harbors created thereby. These statements are not guarantees of future performance and involve risks and uncertainties and are based on a number of assumptions that could ultimately prove

                                 19
inaccurate and, therefore, there can be no assurance that they will prove to be accurate. Actual results and outcomes may vary materially from what is expressed or forecast in such statements due to various risks and uncertainties. These risks and uncertainties include, among other things, volatility of oil and gas prices, competition, risks inherent in the Company's oil and gas operations, the inexact nature of interpretation of seismic and other geological and geophysical data, imprecision of reserve estimates, the Company's ability to replace and expand oil and gas reserves, and such other risks and uncertainties described from time to time in the Company's periodic reports and filings with the Securities and Exchange Commission. Accordingly, stockholders and potential investors are cautioned that certain events or circumstances could cause actual results to differ materially from those projected.








































                                 20


                       PART II - OTHER MATTERS

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the period covered by this report.

Item 5.   OTHER INFORMATION

Exhibit 27 - Financial Data Schedule is attached to the electronic filing of this report only.


Item 6. EXHIBITS AND REPORTS ON FORM 8K

No reports on form 8K were filed by the Company during the three months ended March 31, 1998.

































                                 21
                             SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        PrimeEnergy Corporation
                                        (Registrant)





May 14, 1998                            /s/ Charles E. Drimal,Jr.
   (Date)                               --------------------------
                                        Charles E. Drimal, Jr.
                                        President
                                        Principal Executive Officer






May 14, 1998                            /s/ Beverly A. Cummings
   (Date)                               --------------------------
                                        Beverly A. Cummings
                                        Executive Vice President
                                        Principal Financial and
                                        Accounting Officer











                                 22