Form 10QSB
period 1998-06-30
PRIMEENERGY CORP
filed 1998-08-13
CIK 56868

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                    ________________________________

                               FORM 10-QSB

/X/   Quarterly  Report  Under  Section 13 or  15(d)  of  the  Securities
Exchange Act of 1934

For the Quarterly Period Ended June 30, 1998

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

The number of shares outstanding of each class of the Registrant's Common Stock as of August 12, 1998 was: Common Stock, $0.10 par value, 4,459,194 shares.
                        PrimeEnergy Corporation

                         Index to Form 10-QSB

                             June 30, 1998



Part I -  Financial Information

Consolidated Balance Sheets - June 30, 1998 and
December 31, 1997                                                3-4

Consolidated Statements of Operations for the six months
ended June 30, 1998 and 1997                                     5

Consolidated Statements of Operations for the three months
ended June 30, 1998 and 1997                                     6

Consolidated Statement of Stockholders' Equity for the
six months ended June 30, 1998                                   7

Consolidated Statements of Cash Flows for the six months
ended June 30, 1998 and 1997                                     8

Notes to Consolidated Financial Statements                       9-17

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                        18-22


Part II - Other Matters                                          23

Signatures                                                       24












                        PrimeEnergy Corporation

                      Consolidated Balance Sheets

                  June 30, 1998 and December 31, 1997

                                              June 30,   December 31,
                                                1998         1997
                                            (Unaudited)   (Audited)
Current assets:
  Cash and cash equivalents                $ 2,390,000   $ 2,987,000
  Restricted cash and cash
    equivalents (Note 2)                        917,000      885,000
  Accounts receivable (Note 3)                3,850,000    4,480,000
  Due from related parties (Note 8)           1,529,000    2,454,000
  Other current assets                          100,000      175,000
  Prepaid expenses                              107,000      107,000
  Deferred income taxes                         121,000      121,000
                                             ----------   ----------
      Total current assets                    9,014,000   11,209,000
                                             ----------   ----------

Property and equipment, at cost (Notes 1 and 4):
  Oil and gas properties (successful
    efforts method):
      Developed                              42,577,000   41,427,000
      Undeveloped                               457,000      231,000
  Furniture, fixtures and equipment
   including leasehold improvements           6,106,000    5,757,000
                                             ----------   ----------
                                             49,140,000   47,415,000
  Accumulated depreciation and depletion   (27,193,000) (24,885,000)
                                             ----------   ----------
    Net property and equipment               21,947,000   22,530,000
                                             ----------   ----------

Other assets                                    628,000      604,000
Due from affiliates                             325,000      325,000
                                             ----------   ----------
    Total assets                           $ 31,914,000  $34,668,000
                                             ==========   ==========




See accompanying notes to the consolidated financial statements.

                        PrimeEnergy Corporation

                      Consolidated Balance Sheets

                  June 30, 1998 and December 31, 1997

                                              June 30,   December 31,
                                                1998         1997
                                            (Unaudited)   (Audited)

Current liabilities:
  Accounts payable                         $  4,886,000  $ 6,333,000
  Accrued liabilities:
    Payroll, benefits and related items         954,000      530,000
    Taxes (Note 1)                                7,000       27,000
    Interest and other                          741,000      646,000
  Due to related parties (Note 8)               667,000    1,389,000
                                             ----------   ----------
    Total current liabilities                 7,255,000    8,925,000
                                             ----------   ----------

Long-term bank debt (Note 5)                 18,650,000   18,865,000
Deferred income taxes (Note 1)                  262,000      262,000

Stockholders' equity:
  Preferred stock, $.10 par, authorized
    10,000 shares; none issued                   --           --
  Common stock, $.10 par value, authorized
    15,000,000 shares; issued 7,607,970
    in 1998 and 7,597,970 in 1997               761,000      760,000
  Paid in capital                            10,902,000   10,888,000
  Retained earnings                           1,305,000      971,000
                                             ----------   ----------
                                             12,968,000   12,619,000
  Treasury stock, at cost, 3,143,776
    common shares in 1998 and 2,989,161
    common shares in 1997                   (7,221,000)  (6,003,000)
                                             ----------   ----------
    Total stockholders' equity                5,747,000    6,616,000
                                             ----------   ----------
      Total liabilities and equity         $ 31,914,000  $34,668,000
                                             ==========   ==========



See accompanying notes to the consolidated financial statements.

                        PrimeEnergy Corporation

                 Consolidated Statements of Operations

                Six Months Ended June 30, 1998 and 1997
                              (Unaudited)

                                                 1998          1997
Revenue:
  Oil and gas sales                           $ 5,993,000  $ 7,680,000
  District operating income                     5,545,000    5,447,000
  Administrative revenue (Note 8)                 850,000      852,000
  Reporting and management fees (Note 8)          146,000      160,000
  Interest and other income                       216,000      106,000
                                               ----------   ----------
    Total revenue                              12,750,000   14,245,000
                                               ----------   ----------

Costs and expenses:
  Lease operating expense                       3,258,000    3,380,000
  District operating expense                    4,305,000    4,101,000
  Depreciation and depletion of
    oil and gas properties                      2,429,000    2,583,000
  General and administrative expense            1,646,000    1,617,000
  Exploration costs                                95,000    1,351,000
  Interest expense (Note 5)                       713,000      566,000
                                               ----------   ----------
    Total costs and expenses                   12,446,000   13,598,000
                                               ----------   ----------
Income from operations                            304,000      647,000
Gain on sale and exchange of assets                67,000      146,000
                                               ----------   ----------
Net income before income taxes                    371,000      793,000

Provision for income taxes                         37,000       79,000
                                               ----------   ----------
Net income                                    $   334,000 $    714,000
                                               ==========   ==========

Basic income per common share (Note 9)              $0.07        $0.15
                                                     ====         ====
Diluted income per common share (Note 9)            $0.06        $0.13
                                                     ====         ====



See accompanying notes to the consolidated financial statements.
                        PrimeEnergy Corporation

                 Consolidated Statements of Operations

               Three Months Ended June 30, 1998 and 1997
                              (Unaudited)

                                                 1998          1997
Revenue:
  Oil and gas sales                           $ 3,086,000  $ 3,421,000
  District operating income                     2,865,000    2,794,000
  Administrative revenue (Note 8)                 417,000      488,000
  Reporting and management fees (Note 8)           69,000       79,000
  Interest and other income                       136,000       55,000
                                               ----------   ----------
    Total revenue                               6,573,000    6,837,000
                                               ----------   ----------

Costs and expenses:
  Lease operating expense                       1,768,000    1,730,000
  District operating expense                    2,080,000    1,986,000
  Depreciation and depletion of
    oil and gas properties                      1,306,000    1,293,000
  General and administrative expense              819,000      809,000
  Exploration costs                                32,000      708,000
  Interest expense (Note 5)                       349,000      291,000
                                               ----------   ----------
    Total costs and expenses                    6,354,000    6,817,000
                                               ----------   ----------
Income from operations                            219,000       20,000
Gain on sale and exchange of assets                 7,000      124,000
                                               ----------   ----------
Net income before income taxes                    226,000      144,000

Provision for income taxes                         19,000       14,000
                                               ----------   ----------
Net income                                    $   207,000 $    130,000
                                               ==========   ==========

Basic income per common share (Note 9)              $0.05        $0.03
                                                     ====         ====
Diluted income per common share (Note 9)            $0.04        $0.02
                                                     ====         ====



See accompanying notes to the consolidated financial statements.

                             PrimeEnergy Corporation

                 Consolidated Statement of Stockholders' Equity

                         Six Months Ended June 30, 1998


                                                  Additional
                                    Common Stock       Paid In        Retained     Treasury
                                  Shares     Amount    Capital        Earnings       Stock         Total
Balance at December 31, 1997    7,597,970   $760,000   $10,888,000    $971,000   ($6,003,000)    $6,616,000

Purchased 154,615 shares of
        common stock                                                              (1,218,000)    (1,218,000)

Stock options exercised            10,000      1,000        14,000                                   15,000

Net income                                                             334,000                      334,000
                                ---------   --------   -----------  ----------   ------------    ----------
Balance at June 30, 1998        7,607,970   $761,000   $10,902,000  $1,305,000   ($7,221,000)    $5,747,000
                                =========   ========   ===========  ==========    ===========    ==========












        See accompanying notes to the consolidated financial statements.


               Consolidated Statements of Cash Flows

              Six Months Ended June 30, 1998 and 1997
                            (Unaudited)

                                                1998         1997

Net cash provided by operating activities   $ 3,077,000  $ 4,373,000
                                             ----------   ----------

Cash flows from investing activities:
  Additions to property and equipment       (2,583,000)  (2,794,000)
  Proceeds from sale of property
    and equipment                               327,000      828,000
  Proceeds from payments on note receivable      --           40,000
                                             ----------   ----------
    Net cash (used in) investing
       activities                            (2,256,000)  (1,926,000)
                                             ----------   ----------

Cash flows from financing activities:
  Purchase of treasury stock                 (1,218,000)    (777,000)
  Increase in long-term bank debt and
    other long-term obligations              16,415,000   14,690,000
  Repayment of long-term bank debt and
    other long-term obligations             (16,630,000) (17,300,000)
  Proceeds from exercised stock options          15,000        --
                                             ----------   ----------
    Net cash (used in) financing
       activities                           (1,418,000)  (3,387,000)
                                             ----------   ----------

Net decrease in cash and cash
  equivalents                                 (597,000)    (940,000)

Cash and cash equivalents at the
  beginning of the period                     2,987,000    3,316,000
                                             ----------   ----------
Cash and cash equivalents at the
  end of the period                       $   2,390,000 $  2,376,000
                                             ==========   ==========




 See accompanying notes to the consolidated financial statements.

                      PrimeEnergy Corporation

            Notes to Consolidated Financial Statements

                           June 30, 1998

1)  Description of Operations and Significant Accounting Policies:

    Nature of Operations-

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

    Certain items on the prior year income statements have been reclassified to conform with current year classification.

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

    General and Administrative Expenses-

    General and administrative expenses represent costs and expenses associated with the operation of the Company. Certain partnerships, trusts and joint ventures sponsored by the Company reimburse general and administrative expenses incurred on their behalf.

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

(2)  Restricted Cash and Cash Equivalents:

    Restricted cash and cash equivalents includes $917,000 and $885,000 at June 30, 1998 and December 31, 1997, respectively, of cash primarily pertaining to unclaimed royalty payments. There were corresponding accounts payable recorded at June 30, 1998 and December 31, 1997 for these liabilities.

(3)  Accounts Receivable

    Accounts receivable at June 30, 1998 and December 31, 1997 consisted of the following:
                                        June 30,         December 31,
                                          1998               1997

      Joint Interest Billing          $ 1,719,000       $ 1,601,000
      Trade Receivables                   241,000           213,000
      Oil and Gas Sales                 1,761,000         2,630,000
      Other                               155,000            62,000
                                        ---------         ---------
                                        3,876,000         4,506,000

      Less, Allowance for doubtful
       accounts                           (26,000)         (26,000)
                                        ---------         ---------
                                      $ 3,850,000       $ 4,480,000
                                        =========         =========


(4)  Property and equipment

    Property and equipment at June 30, 1998 and December 31, 1997 consisted of the following:

                                       June 30,          December 31,
                                         1998               1997

      Developed oil and gas
        properties at cost            $42,577,000       $41,427,000
      Undeveloped oil and gas
        properties at cost                457,000           231,000
      Less, accumulated depletion
        and depreciation              (23,358,000)      (21,397,000)
                                      ------------      ------------
                                       19,676,000        20,261,000
                                      ------------      ------------

      Furniture, fixtures and
        and equipment                   6,106,000         5,757,000
      Less, accumulated depreciation   (3,835,000)       (3,488,000)
                                       ----------        ----------
                                        2,271,000         2,269,000
                                       ----------        ----------
      Total net property and
        equipment                     $21,947,000       $22,530,000
                                       ==========        ==========

5)  Long-Term Bank Debt

    At December 31, 1996, the Company was party to a line of credit agreement with a bank with a non-reducing borrowing base of $19 million. Twenty-five percent of the borrowing is syndicated to a second bank. At the beginning of 1997, the agreement provided for interest at 1/2% over the bank's base rate as defined, or 2 3/4% over the London Inter-Bank Offered Rate (LIBOR) for the interest period in question, payable at the end of the interest period.

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

    Effective  January 2, 1998, the credit agreement  was  amended  to implement an interest rate schedule that is based upon the aggregate principal amount of loans outstanding as a percentage of
    the  borrowing  base.   The  amendment provides  for  interest  on
    outstanding borrowings at the bank's base rate, as defined, or from 1 1/2% to 2% over the LIBOR rate depending upon the Company's utilization of the available line of credit. During the first half of 1998, the Company's level of borrowings has resulted in interest charged at 2% over the LIBOR rate.

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

(7)  Stock Options and Other Compensation:

    In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. Such options are exercisable, on a cumulative basis, as to twenty percent of the shares subject to option in each year, beginning one year after the granting of the option. At June 30, 1998 and 1997, options on 802,500 shares were outstanding and exercisable at prices ranging from $1.00 to $1.25. On January 27, 1983, the Company adopted the 1983 Incentive Stock Option Plan. At June 30, 1998 and 1997, options on 112,000 and 124,000 shares were exercisable at $1.50 per share, respectively, and no additional shares were available for granting.

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

    Due to related parties at June 30, 1998 and December 31, 1997 primarily represent receipts collected by the Company, as agent, from oil and gas sales net of expenses. Receivables from affiliates consist of reimbursable general and administrative costs, lease operating expenses and reimbursements for property acquisitions, development and related costs.

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


                             Six Months Ended            Six Months Ended
                              June 30, 1998                June 30, 1997

                       Net    Number of Per Share    Net     Number of Per Share
                     Income    Shares    Amount     Income     Shares    Amount
Net income  per
  common share     $334,000   4,486,215    $0.07   $714,000  4,689,230     $0.15

Effect of dilutive
 securities:
        Options        --       780,092   (0.01)       --      740,985    (0.02)
                   --------   ---------   ------   --------  ----------  -------
Diluted  net income
 per common share  $334,000   5,266,307   $0.06    $714,000   5,430,215   $0.13
                   ========  ==========  ======    ========   =========  ======


                       Three Months Ended                 Three Months Ended
                         June 30, 1998                       June 30, 1997

                     Net     Number of Per Share     Net    Number of  Per Share
                    Income    Shares     Amount     Income    Shares     Amount
Net income  per
 common share      $207,000   4,470,434   $0.05   $130,000   4,676,806    $0.03

Effect of dilutive
   securities:
        Options        --       774,134   (0.01)      --       765,736    (0.01)
                   ________   _________  _______  ________   _________    _____

Diluted  net income
per common share   $207,000   5,244,568   $0.04   $130,000   5,442,542    $0.02
                   ========   =========  =======  ========   =========    ======





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

As of June 30, 1998, the borrowing base under the agreement was $20,000,000 and the Company had $1,350,000 available under this line of credit. During most of 1997, the interest rate on this line of credit was the banks base rate, as defined, monthly, or 2 1/4 % over the published LIBOR rate, payable at the end of the applicable interest period. Effective February 2, 1998, this agreement was amended so that the interest rate on the LIBOR Rate Loan will vary from 1 1/2% to 2% above the published LIBOR rate depending on the portion of the Company's credit line being utilized. Based on current and expected levels of borrowing, it is anticipated that the rate charged to the Company on these loans will be at 2% above the published LIBOR rate for most or all of 1998.

Most of the Company's oil and gas properties as well as certain receivables and equipment are pledged as security under the agreement. The Company is required to maintain, as defined, a minimum tangible net worth, and certain debt, interest coverage and current ratios, and restrictions are placed on the Company's ability to pay dividends and purchase treasury stock.

The Company spent approximately $2,165,000 on the acquisition, exploration and development of oil and gas properties in the first half of 1998, including $218,000 spent to repurchase limited partners interests from investors in the oil and gas partnerships.

The   Company  also  spent  approximately  $400,000  on  field  service equipment and $113,000 on computer hardware and software in the first half of 1998.

In January, 1998, the Company purchased 53,334 shares of its stock for treasury from Stanford University and 53,334 shares from the University of California. The total combined cost of these two purchases was $853,000. The Company spent an additional $365,000 in the first quarter of 1998 to acquire treasury stock in open market transactions.

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

RESULTS OF OPERATIONS

Net income decreased to $334,000 for the six months ended June 30, 1998 as compared to $714,000 for the first six months of 1997, and increased to $207,000 for the quarter ended June 30, 1998 as compared to $130,000 for the comparable period in 1997. Sharply lower oil and gas prices in 1998 as compared to 1997 had a strong negative impact on both second quarter 1998 and year to date earnings. This impact was partially offset in both cases by much lower exploration costs, and in the second quarter by significant revenue received from the Company's Saint George # 1 well, which came on line in the middle of March 1998.

The Company has undertaken a 1998 Development Drilling Program, in which the Company, with participation from several joint venture partners, intends to drill five exploratory wells in the second half of 1998. The Company's share of the cost of this drilling is expected to be approximately $2.5 million. To the extent this drilling results in dry holes, the drilling costs will be expensed as exploration costs, which would significantly impact earnings.

Oil and gas sales of $5,993,000 for the first half of 1998 represented a 22% decrease over sales in the first half of 1997. Second quarter 1998 sales of $3,086,000 represent a 10% decrease over 1997 second quarter sales. For the first six months of 1998 as compared to the first six months of 1997, the average oil price received dropped from $20.52 per barrel to $13.20, and average gas prices decreased from $2.53 per MCF to $2.28. For the second quarter of 1998 as compared to the second quarter of 1997, the average oil price received dropped from $19.41 per barrel to $12.47, and average gas prices decreased from $2.52 per MCF to $2.34.

The company's production totaled 71,000 barrels of oil and 939,000 MCF's of gas in the second quarter of 1998, as compared to 66,000 barrels of oil and 1,013,000 MCF's of gas during the comparable period in 1997. The increase in oil production is attributable to workovers, improvements and development drilling on several of the Company's existing properties. The decline in gas production is due to the normal production declines coupled with a reduced working interest in the Company's South Powderhorn field, partially offset by production from the Saint George # 1 well, which was completed this year.

The purchase of the Company's South Powderhorn property, located in Calhoun County, Texas was subject to a provision wherein the seller obtains a 25% working interest in the property at such time as the Company and its joint venture partners have received net cash flow from the property equal to 200% of their costs (Payout). This Payout occurred in January of 1998, and production attributable to the Company's interest which reverted to the seller was approximately 116,000 MCF's in the first six months of 1998.

First sales from the St. George #1 well occurred on March 12, 1998. The Company's share of production from this well was approximately 268,000 MCF's through June 30, 1998.

District operating income increased by $98,000, or 2%, between the first half of 1998 and the first half of 1997, primarily due to an increase in third party work performed.

Administrative revenue for the first half of 1998 was consistent with the first half of 1997. Amounts received in both years from certain Partnerships are substantially less than the amounts allocable to those Partnerships under the Partnership agreements. The lower amounts reflect PEMC's efforts to limit costs incurred and the amounts allocated to the Partnerships.

Other income for the second quarter of 1998 includes a $65,000 contract settlement with a gas purchaser relating to production cost deductions and tax reimbursements prior to 1989.

Lease operating expense for the first half of 1998 declined by 4% or $122,000 compared to the first half of 1997. Second quarter 1998 lease operating expense of $1,768,000 represented an increase of $38,000, or 2%, over the second quarter 1997 amount.

The Company receives reimbursement for costs incurred related to the evaluation, acquisition and development of properties in which interests are owned by its joint venture partners, related partnerships, and trusts. To the extent that these costs are expended at the district level, the reimbursements reduce total district operating expenses. To the extent such expenses are incurred by PEMC, such reimbursements reduce total general and administrative expenses. Such reimbursement totaled approximately $675,000 in the first half of 1998 as compared to $750,000 for the same period in 1997.

District operating expense as a percentage of district operating income remained fairly constant in the first half of 1998 as compared to the same period in 1997.

General and administrative expenses remained fairly constant in 1998 as compared to 1997.

Depreciation and depletion of oil and gas properties decreased $154,000, or 6% in the first half of 1998 as compared to the first half of 1997, primarily due to lower production, but increased $13,000 or 1% in the second quarter of 1998 as compared to the second quarter of 1997 due to depletion expense relating to a full quarter's depletion on the Saint George # 1 well.

Exploration costs were $95,000 in the first half of 1998 as compared to $1,351,000 during the same period in 1997. The 1997 costs consisted primarily of a 3D seismic shoot and related costs. The Company has plans to drill several exploratory wells during the remainder of 1998, which would be charged to exploration expense if they were dry holes, and is also considering participating in 3D seismic shoots in an attempt to identify additional locations for exploratory drilling. It is therefore possible that exploration costs during the remainder of 1998 will be significantly in excess of the first half of 1998.

Gain on sale of assets of $67,000 in the first six months of 1998 consists of net gains of $28,000 on the sale of producing properties and $39,000 in receipts from the sale of equipment on fully depleted wells in excess of the plugging costs of those wells.

Interest expense during the first half of 1998 increased approximately 26% to $713,000 as average debt levels increased, primarily due to the amounts borrowed to fund drilling and exploration activities in the latter part of 1997 and the beginning of 1998.

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

This  Report  contains forward-looking statements  that  are  based  on management's current expectations, estimates and projections. Words such as "expects," "anticipates," "intends," "plans," "believes," "projects" and "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and are subject to the safe harbors created thereby. These statements are not guarantees of future performance and involve risks and uncertainties and are based on a number of assumptions that could ultimately prove inaccurate and, therefore, there can be no assurance that they will prove to be accurate. Actual results and outcomes may vary materially from what is expressed or forecast in such statements due to various risks and uncertainties. These risks and uncertainties include, among other things, the possibility of drilling cost overruns and technical difficulties, volatility of oil and gas prices, competition, risks inherent in the Company's oil and gas operations, the inexact nature of interpretation of seismic and other geological and geophysical data, imprecision of reserve estimates, and the Company's ability to replace and expand oil and gas reserves. Accordingly, stockholders and potential investors are cautioned that certain events or circumstances could cause actual results to differ materially from those projected.









                      PART II - OTHER MATTERS

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on June 4, 1998. The only matter submitted to the stockholders was the election of fifteen Directors (named below), nominated by management, all of whom were currently serving as Directors. Proxies were solicited pursuant to Regulation 14A under the Securities Act of 1934, definitive copies of which were filed with the Commission. There was no solicitation in opposition to management's nominees, and all of the Directors nominated for the re-election were elected. The number of shares of the Company's common stock outstanding and entitled to vote at the Annual Meeting was 4,476,500. Those persons nominated and elected as Directors and the number of shares voting for or withheld for each, is shown below. There were no abstentions or broker non-votes.
                                 For             Withheld
     Samuel R. Campbell       3,928,375            2,539
     James E. Clark           3,928,365            2,549
     Beverly A. Cummings      3,928,075            2,839
     Charles E. Drimal, Jr.   3,928,062            2,852
     Charles E. Drimal, Sr.   3,928,375            2,539
     Matthias Eckenstein      3,928,375            2,539
     H. Gifford Fong          3,928,262            2,652
     Thomas S. T. Gimbel      3,928,375            2,539
     Clint Hurt               3,928,375            2,539
     Robert de Rothschild     3,928,375            2,539
     Jarvis J. Slade          3,928,375            2,539
     Jan K. Smeets            3,928,375            2,539
     Bennie H. Wallace, Jr.   3,928,375            2,539
     Gaines Wehrle            3,928,252            2,662
     Michael H. Wehrle        3,928,375            2,539


Item 5.   OTHER INFORMATION

Exhibit 27 - Financial Data Schedule is attached to the electronic filing of this report only.


Item 6. EXHIBITS AND REPORTS ON FORM 8K

No reports on form 8K were filed by the Company during the six months ended June 30, 1998.

                            SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        PrimeEnergy Corporation
                                        (Registrant)





August 14, 1998                         /s/ Charles E. Drimal,Jr.
   (Date)                               --------------------------
                                        Charles E. Drimal, Jr.
                                        President
                                        Principal Executive
                                        Officer






August 14, 1998                         /s/ Beverly A. Cummings
   (Date)                               --------------------------
                                        Beverly A. Cummings
                                        Executive Vice President
                                        Principal Financial and
                                            Accounting Officer