Form 10QSB
period 1998-09-30
PRIMEENERGY CORP
filed 1998-11-12
CIK 56868

20

                U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                   ________________________________

                              FORM 10-QSB

/X/   Quarterly  Report  under Section 13 or 15(d)  of  the  Securities
Exchange Act of 1934

For the Quarterly Period Ended September 30, 1998

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

The number of shares outstanding of each class of the Registrant's Common Stock as of November 10, 1998 was: Common Stock, $0.10 par value, 4,449,691 shares.
                        PrimeEnergy Corporation

                         Index to Form 10-QSB

                          September 30, 1998




Part I -  Financial Information

Consolidated Balance Sheets - September 30, 1998 and
December 31, 1997                                                   3-4

Consolidated Statements of Operations for the nine months
ended September 30, 1998 and 1997                                     5

Consolidated Statements of Operations for the three months
ended September 30, 1998 and 1997                                     6

Consolidated Statement of Stockholders' Equity for the
nine months ended September 30, 1998                                  7

Consolidated Statements of Cash Flows for the nine months
ended September 30, 1998 and 1997                                     8

Notes to Consolidated Financial Statements                         9-17

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                         18-22


Part II - Other Matters                                              23

Signatures                                                           24


















                                   2
                        PrimeEnergy Corporation

                      Consolidated Balance Sheets

               September 30, 1998 and December 31, 1997



                                           September 30, December 31,
                                               1998          1997
                                            (Unaudited)   (Audited)
Current assets:
  Cash and cash equivalents                $ 3,619,000   $ 2,987,000
  Restricted cash and cash
    Equivalents (Note 2)                      1,097,000      885,000
  Accounts receivable (Note 3)                2,632,000    4,480,000
  Due from related parties (Note 8)           2,842,000    2,454,000
  Other current assets                          199,000      175,000
  Prepaid expenses                               98,000      107,000
  Deferred income taxes                         121,000      121,000
                                             ----------   ----------
      Total current assets                   10,608,000   11,209,000
                                             ----------   ----------

Property and equipment, at cost (Notes 1 and 4):
  Oil and gas properties (successful
    efforts method):
      Developed                              43,771,000   41,427,000
      Undeveloped                               513,000      231,000
  Furniture, fixtures and equipment
   including leasehold improvements           6,312,000    5,757,000
                                             ----------   ----------
                                             50,596,000   47,415,000
  Accumulated depreciation and depletion    (28,844,000) (24,885,000)
                                             ----------   ----------
    Net property and equipment               21,752,000   22,530,000
                                             ----------   ----------

Other assets                                    629,000      604,000
Due from affiliates                             325,000      325,000
                                             ----------   ----------
    Total assets                           $ 33,314,000  $34,668,000
                                             ==========   ==========








See accompanying notes to the consolidated financial statements.

                                   3
                        PrimeEnergy Corporation

                      Consolidated Balance Sheets

               September 30, 1998 and December 31, 1997



                                           September 30, December 31,
                                                1998         1997
                                            (Unaudited)   (Audited)

Current liabilities:
  Accounts payable                         $  6,121,000  $ 6,333,000
  Accrued liabilities:
    Payroll, benefits and related items       1,278,000      530,000
    Taxes (Note 1)                               --           27,000
    Interest and other                          604,000      646,000
  Due to related parties (Note 8)               965,000    1,389,000
                                             ----------   ----------
    Total current liabilities                 8,968,000    8,925,000
                                             ----------   ----------

Long-term bank debt (Note 5)                 18,400,000   18,865,000
Deferred income taxes (Note 1)                  262,000      262,000

Stockholders' equity:
  Preferred stock, $.10 par, authorized
    10,000 shares; none issued                   --           --
  Common stock, $.10 par value, authorized
    15,000,000 shares; issued 7,607,970
    in 1998 and 7,597,970 in 1997               761,000      760,000
  Paid in capital                            10,902,000   10,888,000
  Retained earnings                           1,315,000      971,000
                                             ----------   ----------
                                             12,978,000   12,619,000
  Treasury stock, at cost, 3,144,279
    common shares in 1998 and 2,989,161
    common shares in 1997                    (7,294,000)  (6,003,000)
                                             ----------   ----------
    Total stockholders' equity                5,684,000    6,616,000
                                             ----------   ----------
      Total liabilities and equity         $ 33,314,000  $34,668,000
                                             ==========   ==========






See accompanying notes to the consolidated financial statements.

                                   4
                        PrimeEnergy Corporation

                 Consolidated Statements of Operations

             Nine Months Ended September 30, 1998 and 1997
                              (Unaudited)



                                                 1998          1997
Revenue:
  Oil and gas sales                           $ 8,859,000 $ 11,136,000
  District operating income                     8,271,000    8,331,000
  Administrative revenue (Note 8)               1,291,000    1,290,000
  Reporting and management fees (Note 8)          226,000      247,000
  Interest and other income                       311,000      168,000
                                               ----------   ----------
    Total revenue                              18,958,000   21,172,000
                                               ----------   ----------

Costs and expenses:
  Lease operating expense                       4,922,000    5,132,000
  District operating expense                    6,324,000    6,115,000
  Depreciation and depletion of
    oil and gas properties                      3,841,000    3,989,000
  General and administrative expense            2,446,000    2,228,000
  Exploration costs                               113,000    2,257,000
  Interest expense (Note 5)                     1,062,000      840,000
                                               ----------   ----------
    Total costs and expenses                   18,708,000   20,561,000
                                               ----------   ----------
Income from operations                            250,000      611,000
Gain on sale and exchange of assets               132,000      240,000
                                               ----------   ----------
Net income before income taxes                    382,000      851,000

Provision for income taxes                         38,000       85,000
                                               ----------   ----------
Net income                                    $   344,000 $    766,000
                                               ==========   ==========

Basic income per common share (Note 9)              $0.08        $0.16
                                                    =====        =====

Diluted income per common share (Note 9)            $0.07        $0.14
                                                    =====        =====





See accompanying notes to the consolidated financial statements.

                                   5
                        PrimeEnergy Corporation

                 Consolidated Statements of Operations

            Three Months Ended September 30, 1998 and 1997
                              (Unaudited)



                                                 1998          1997
Revenue:
  Oil and gas sales                           $ 2,866,000  $ 3,455,000
  District operating income                     2,726,000    2,884,000
  Administrative revenue (Note 8)                 442,000      438,000
  Reporting and management fees (Note 8)           80,000       86,000
  Interest and other income                        94,000       63,000
                                               ----------   ----------
    Total revenue                               6,208,000    6,926,000
                                               ----------   ----------

Costs and expenses:
  Lease operating expense                       1,665,000    1,752,000
  District operating expense                    2,019,000    2,013,000
  Depreciation and depletion of
    oil and gas properties                      1,411,000    1,406,000
  General and administrative expense              800,000      612,000
  Exploration costs                                18,000      907,000
  Interest expense (Note 5)                       348,000      273,000
                                               ----------   ----------
    Total costs and expenses                    6,261,000    6,963,000
                                               ----------   ----------
Income (loss) from operations                     (53,000)     (37,000)
Gain on sale and exchange of assets                65,000       93,000
                                               ----------   ----------
Net income before income taxes                     12,000       56,000

Provision for income taxes                          1,000        6,000
                                               ----------   ----------
Net income                                    $    11,000 $     50,000
                                               ==========   ==========

Basic income per common share (Note 9)              $0.00        $0.01
                                                    =====        =====
Diluted income per common share (Note 9)            $0.00        $0.01
                                                    =====        =====






See accompanying notes to the consolidated financial statements.

                                   6
                             PrimeEnergy Corporation

                 Consolidated Statement of Stockholders' Equity

                      Nine Months Ended September 30, 1998


                                                      Additional
                                  Common Stock         Paid In      Retained     Treasury
                               Shares      Amount       Capital      Earnings       Stock         Total
Balance at December 31, 1997   7,597,970    $760,000   $10,888,000       $971,000 ($6,003,000)    $6,616,000

Purchased 165,118 shares
 of common stock                                                                   (1,291,000)    (1,291,000)

Stock options exercised           10,000       1,000        14,000                                    15,000

Net income                                                                344,000                    344,000
                               ---------    --------   -----------     ----------  ------------   ---------
Balance at September 30, 1998  7,607,970    $761,000   $10,902,000     $1,315,000  ($7,294,000)   $5,684,000
                               =========    ========   ===========     ==========  ============   ==========










        See accompanying notes to the consolidated financial statements.


               Consolidated Statements of Cash Flows

           Nine Months Ended September 30, 1998 and 1997
                            (Unaudited)



                                                1998         1997

Net cash provided by operating activities  $ 6,020,000 $   9,137,000
                                             ----------   ----------

Cash flows from investing activities:
  Additions to property and equipment       (4,039,000)  (6,878,000)
  Proceeds from sale of property
    and equipment                               392,000      932,000
  Proceeds from payments on note receivable      --           26,000
                                             ----------   ----------
    Net cash (used in) investing
       activities                           (3,647,000)  (5,920,000)
                                             ----------   ----------

Cash flows from financing activities:
  Purchase of treasury stock                 (1,291,000)  (1,185,000)
  Increase in long-term bank debt and
    other long-term obligations              22,391,000   22,320,000
  Repayment of long-term bank debt and
    other long-term obligations             (22,856,000) (24,143,000)
  Proceeds from exercised stock options          15,000        --
                                             ----------   ----------
    Net cash (used in) financing
       activities                            (1,741,000)  (3,008,000)
                                             ----------   ----------

Net increase in cash and cash
  equivalents                                   632,000      209,000

Cash and cash equivalents at the
  beginning of the period                     2,987,000    3,316,000
                                             ----------   ----------
Cash and cash equivalents at the
  end of the period                       $   3,619,000 $  3,525,000
                                             ==========   ==========







 See accompanying notes to the consolidated financial statements.

                                 8

                      PrimeEnergy Corporation

            Notes to Consolidated Financial Statements

                        September 30, 1998

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

    The Company is engaged in oil and gas exploration and drilling, and the development, acquisition and production of oil and natural gas properties. The Company owns leasehold, mineral and royalty interests in producing and non-producing oil and gas properties across the continental United States, primarily in Texas, Oklahoma, West Virginia and Lousiana. The Company operates approximately 1,650 wells and owns non-operating interests in approximately 900 additional wells. Additionally, the Company provides well-servicing support operations, site preparation and construction services for oil and gas drilling and rework operations, both in connection with the Company's activities and in providing contract services for third parties. The Company is publicly traded on NASDAQ under the symbol "PNRG".

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

    Principles of Consolidation-

    The consolidated financial statements include the accounts of PrimeEnergy Corporation and its wholly-owned subsidiaries. All material inter-company accounts and transactions between these entities have been eliminated. Oil and gas properties include

                                 9
    ownership interests in affiliated partnerships. The statement of operations includes the Company's proportionate share of revenue and expenses related to oil and gas interests owned by the partnerships.

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

    All other property and equipment are carried at cost. Depreciation and depletion of oil and gas production equipment and

                                10
    properties are determined under the unit-of-production method based on estimated proved recoverable oil and gas reserves. Depreciation of all other equipment is determined under the straight-line method using various rates based on useful lives. The cost of assets and related accumulated depreciation is removed from the accounts when such assets are disposed of, and any related gains or losses are reflected in current earnings.


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

    Concentration of Credit Risk-

    The   Company  maintains  significant  banking  relationships  with financial institutions in the State of Texas.  The Company limits

                                11
    its risk by periodically evaluating the relative credit standing
    of  these  financial  institutions.   The  Company's  oil  and  gas
    production purchasers consist primarily of independent marketers and major gas pipeline companies.

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

    Recently Issued Accounting Standards-

    In September 1997, the Financial Accounting Standards Board released Statement No. 130, "Reporting Comprehensive Income" and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." These statements require disclosure of certain components of changes in equity and certain information about operating segments and geographic areas of operation. Both of these statements were adopted by the Company as of January, 1998. These statements had no effect on the results of operations or financial position.

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

(2)  Restricted Cash and Cash Equivalents:

    Restricted cash and cash equivalents includes $1,096,000 and $885,000 at September 30, 1998 and December 31, 1997, respectively, of cash primarily pertaining to unclaimed royalty payments. There were corresponding accounts payable recorded at September 30, 1998 and December 31, 1997 for these liabilities.

(3)  Accounts Receivable

    Accounts receivable at September 30, 1998 and December 31, 1997 consisted of the following:

                                12
                                     September 30,    December 31,
                                          1998               1997

      Joint Interest Billing          $   881,000       $ 1,601,000
      Trade Receivables                   248,000           213,000
      Oil and Gas Sales                 1,446,000         2,630,000
      Other                                83,000            62,000
                                        ---------         ---------
                                        2,658,000         4,506,000

      Less, Allowance for doubtful
       accounts                           (26,000)         (26,000)
                                        ---------         ---------
                                      $ 2,632,000       $ 4,480,000
                                        =========         =========


(4)  Property and equipment

    Property and equipment at September 30, 1998 and December 31, 1997 consisted of the following:

                                       September 30,     December 31,
                                         1998               1997

      Developed oil and gas
        properties at cost            $43,771,000       $41,427,000
      Undeveloped oil and gas
        properties at cost                513,000           231,000
      Less, accumulated depletion
        and depreciation              (24,770,000)      (21,397,000)
                                      ------------      ------------
                                       19,514,000        20,261,000
                                      ------------      ------------

      Furniture, fixtures and
        equipment                       6,312,000         5,757,000
      Less, accumulated depreciation   (4,074,000)       (3,488,000)
                                       ----------        ----------
                                        2,238,000         2,269,000
                                       ----------        ----------
      Total net property and
        equipment                     $21,752,000       $22,530,000
                                       ==========        ==========

5)  Long-Term Bank Debt

    At December 31, 1996, the Company was party to a line of credit agreement with a bank with a non-reducing borrowing base of $19 million. Twenty-five percent of the borrowing is syndicated to a second bank. At the beginning of 1997, the agreement provided for interest at 1/2% over the bank's base rate as defined, or 2 3/4% over the London Inter-Bank Offered Rate (LIBOR) for the interest period

                                13
    in question, payable at the end of the interest period.

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

    Effective  January  2, 1998, the credit agreement  was  amended  to implement an interest rate schedule that is based upon the aggregate principal amount of loans outstanding as a percentage of
    the  borrowing  base.   The  amendment  provides  for  interest  on
    outstanding borrowings at the bank's base rate, as defined, or from 1 1/2% to 2% over the LIBOR rate depending upon the Company's utilization of the available line of credit. During the first nine months of 1998, the Company's level of borrowings has resulted in interest charged at 2% over the LIBOR rate.

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

    As a general partner, PEMC is committed to offer to purchase the limited partners' interests in certain of its managed Partnerships at various annual intervals. Under the terms of a partnership agreement, PEMC is not obligated to purchase an amount greater than 10% of the total partnership interest outstanding. In addition, PEMC will be obligated to purchase interests tendered by the limited partners only to the extent of one hundred fifty (150) percent of the revenues received by it from such partnership in the previous year. Purchase prices are based upon annual reserve reports of independent petroleum engineering firms discounted by a risk factor. Based upon historical production rates and prices, management estimates that if all such offers were to be accepted,

                                14
    the maximum annual future purchase commitment would be approximately $500,000. In recent years, the Company has chosen to repurchase limited partnership interests in excess of its commitment.

(7)  Stock Options and Other Compensation:

    In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. Such options are exercisable, on a cumulative basis, as to twenty percent of the shares subject to option in each year, beginning one year after the granting of the option. At September 30, 1998 and 1997, options on 802,500 shares were outstanding and exercisable at prices ranging from $1.00 to $1.25. On January 27, 1983, the Company adopted the 1983 Incentive Stock Option Plan. At September 30, 1998 and 1997, options on 111,000 and 124,000 shares were exercisable at $1.50 per share, respectively, and no additional shares were available for granting.

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

    The Partnership agreements allow PEMC to receive management fees for various services provided to the Partnerships as well as reimbursement for property acquisition and development costs incurred on behalf of the Partnerships and general and administrative overhead, which is reported in the statements of operations as administrative revenue.

    In 1991, the Company loaned approximately $325,000 at 12% interest to a real estate limited partnership of which a Company Director is a general partner. This loan is secured by a mortgage on the underlying real estate in the partnership and the Company received a 23% equity participation in the partnership. The loan agreement provides for interest payments on a quarterly basis provided the cash flow from operations of the limited partnership are sufficient to pay interest for the quarter. If cash flows are not sufficient, the accrued interest is added to the principal. This loan is included in other non-current assets on the balance sheet.

    Due to related parties at September 30, 1998 and December 31, 1997 primarily represent receipts collected by the Company, as agent, from oil and gas sales net of expenses. Receivables from affiliates consist of reimbursable general and administrative costs, lease operating expenses and reimbursements for property acquisitions, development and related costs.

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


                       Nine Months Ended        Nine Months Ended
                       September 30, 1998       September 30, 1997

                        Net  Number of  Per Share       Net  Number of Per Share
                     Income     Shares     Amount    Income     Shares   Amount
Net income  per
   common share    $344,000  4,478,235     $0.08   $766,000  4,678,913    $0.16

Effect of dilutive
securities: Options      --    774,698     (0.01)        --    772,351    (0.02)
                   --------  ---------     ------  --------  ---------   ------
Diluted  net income
 per common share  $344,000  5,252,933     $0.07   $766,000  5,451,264    $0.14
                    =======  =========     =====  =========  =========   =======

                       Three Months Ended       Three Months Ended
                       September 30, 1998       September 30, 1997

                       Net   Number of Per Share        Net  Number of Per Share
                     Income     Shares    Amount     Income     Shares    Amount
Net income  per
   common share     $11,000  4,459,165      $ --    $50,000  4,658,565    $0.01

Effect of dilutive
securities:Options       --    764,774      $ --         --    810,619       --
                    -------  ---------    ------   --------  ---------    ------

Diluted  net income
per common share    $11,000  5,223,939      $ --    $50,000  5,469,184     $0.01
                    =======  =========    ======    =======  =========     =====





                                16
(10) Subsequent Events

     In October 1998, the Company logged a successful exploratory well in the West Ridge Field in Lafayette Parish, Louisiana. The
     Francis Martin #1 was drilled to a depth of 13,200 feet and encountered approximately 135 feet of gross pay in the Marg. tex sand. The well, in which the Company will own a 19% working interest, tested 14,400 Mcf per day and 240 barrels of condensate per day (8/8ths) with 8,580 psi flowing pressure. It is expected to begin production in January 1999.

     In November 1998, the Company sold one-half of its interest in its Ramrod Property located in Matagorda County, Texas for $2,075,000. As part of this agreement, the purchaser agreed to pay the Company's share of costs on a deep exploratory test.







































                                17

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


LIQUIDITY AND CAPITAL RESOURCES

The Company feels that it has the ability to generate sufficient amounts of cash to meet long-term liquidity needs, as well as debt service. The Company's goal is to generate increased cash flows by increasing its reserve base through continued acquisition, exploration and development. By increasing its reserve base, the Company's borrowing ability is increased due to additional properties available as collateral. Capital expenditures during 1998 were financed by borrowings and internally generated funds coupled with cash balances available at the prior year-end.

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

As of September 30, 1998, the borrowing base under the agreement was $20,000,000 and the Company had $1,600,000 available under this line of credit. During most of 1997, the interest rate on this line of credit was the banks base rate, as defined, monthly, or 2 1/4 % over the published LIBOR rate, payable at the end of the applicable interest period. Effective February 2, 1998, this agreement was amended so that the interest rate on the LIBOR Rate Loan will vary from 1 1/2% to 2% above the published LIBOR rate depending on the portion of the Company's credit line being utilized.

Most of the Company's oil and gas properties as well as certain receivables and equipment are pledged as security under the agreement. The Company is required to maintain, as defined, a minimum tangible net worth, and certain debt, interest coverage and current ratios, and restrictions are placed on the Company's ability to pay dividends and purchase treasury stock.

The Company spent approximately $3,321,000 on the acquisition, exploration and development of oil and gas properties in the first nine months of 1998, including $719,000 spent to repurchase limited partners interests from investors in the oil and gas partnerships.

                                18
The Company also spent approximately $587,000 on field service equipment and $131,000 on computer hardware and software in the First nine months of 1998.

In January, 1998, the Company purchased 53,334 shares of its stock for treasury from Stanford University and 53,334 shares from the University of California. The total combined cost of these two purchases was $853,000. The Company spent an additional $438,000 in the first nine months of 1998 to acquire treasury stock in open market transactions.

During the first quarter of 1998, the Company sold its interests in a group of wells located in Southeast New Mexico for $157,000, and its interest in the Guerra Field located in Webb County Texas, for $105,000. In November 1998, the Company sold one-half of its interest in it's Ramrod property located in Matagorda County, Texas for $2,075,000. The purchaser also agreed to pay the Company's share of costs of drilling a deep well on the property.

Most of the Company's capital spending is discretionary and the ultimate level of spending will be dependent on the Company's assessment of the oil and gas business, the number of oil and gas prospects, and oil and gas business opportunities in general.

RESULTS OF OPERATIONS

Net income decreased to $344,000 for the nine months ended September 30, 1998 as compared to $766,000 for the first nine months of 1997, and to $11,000 for the quarter ended September 30, 1998 as compared to $50,000 for the comparable period in 1997. Sharply lower oil and gas prices in 1998 as compared to 1997 had a strong negative impact on both third quarter 1998 and year to date earnings. This impact was partially offset in both cases by much lower exploration costs, and by revenue received from the Company's Saint George # 1 well, which came on line in the middle of March 1998.

The Company, along with several joint venture partners, is currently involved in a 1998 Drilling program in which a total of six exploratory wells are currently expected to be drilled. The first of these wells, the Francis Martin #1 located in Lafayette Parish, Louisiana has been successfully completed in the upper Marg tex sand, and is expected to begin production in January 1999. The results of the remaining wells in the program are expected to be known in the fourth quarter of 1998 and first quarter of 1999. If any of these wells are dry holes, drilling costs will be expensed as exploration costs, which would significantly impact earnings.

Oil and gas sales of $8,859,000 for the first nine months of 1998 represented a 20% decrease over sales in the first nine months of 1997. Third quarter 1998 sales of $2,866,000 represent a 17% decrease over 1997 third quarter sales. For the first nine months of 1998 as compared to the first nine months of 1997, the average oil price received dropped from $19.61 per barrel to $12.75, and average gas prices

                                19
decreased from $2.48 per Mcf to $2.27. For the third quarter of 1998 as compared to the third quarter of 1997, the average oil price received dropped from $17.85 per barrel to $11.89, and average gas prices decreased from $2.40 per Mcf to $2.25.

The company's production totaled 72,000 barrels of oil and 894,000 Mcf of gas in the third quarter of 1998, as compared to 68,000 barrels of oil and 932,000 Mcf of gas during the comparable period in 1997. The increase in oil production is attributable to workovers, improvements and development drilling on several of the Company's existing properties. The decline in gas production is due to the normal production declines coupled with a reduced working interest in the Company's South Powderhorn field, partially offset by production from the Saint George # 1 well, which was completed this year.

The purchase of the Company's South Powderhorn property, located in Calhoun County, Texas was subject to a provision wherein the seller obtains a 25% working interest in the property at such time as the Company and its joint venture partners have received net cash flow from the property equal to 200% of their costs (Payout). This Payout occurred in January of 1998, and production attributable to the Company's interest, which reverted to the seller, was approximately 158,000 Mcf in the first nine months of 1998.

First sales from the St. George #1 well occurred on March 12, 1998. The Company's share of production from this well was approximately 400,000 Mcf through September 30, 1998. In November 1998, the Company sold one-half of its interest in the Ramrod property, of which the St. George #1 well is a part, for $2,075,000.

District operating income decreased by $60,000, or 1%, between the first nine months of 1998 and the first nine months of 1997.

Administrative revenue for the first nine months of 1998 was consistent with the first nine months of 1997. Amounts received in both years from certain Partnerships are substantially less than the amounts allocable to those Partnerships under the Partnership agreements. The lower amounts reflect PEMC's efforts to limit costs incurred and the amounts allocated to the Partnerships.

Other income for the third quarter of 1998 includes a $65,000 contract settlement with a gas purchaser relating to production cost deductions and tax reimbursements prior to 1989.

Lease operating expense for the first nine months of 1998 declined by 4%, or $210,000, compared to the first nine months of 1997. Third quarter 1998 lease operating expense of $1,665,000 represented a decrease of $87,000, or 5%, over the third quarter 1997 amount.

The Company receives reimbursement for costs incurred related to the evaluation, acquisition and development of properties in which interests are owned by its joint venture partners, related partnerships, and trusts. To the extent that these costs are expended

                                20
at the district level, the reimbursements reduce total district operating expenses. To the extent such expenses are incurred by PEMC, such reimbursements reduce total general and administrative expenses. Such reimbursement totaled approximately $1,100,000 in the first nine months of 1998 as compared to $1,200,000 for the same period in 1997.

District operating expense increased 3% in the first nine months of 1998 as compared to the same period in 1997.

General and administrative expenses increased 10% in the first nine months of 1998 as compared to the same period in 1997, and 31% in the third quarter of 1998 as compared to the third quarter of 1997. In both cases the increases were due to an increase in the Company's share of general and administrative expenses incurred by the partnerships due to substantial additional interests in those partnerships having been purchased and lower property acquisition cost reimbursement.

Depreciation and depletion of oil and gas properties decreased $148,000, or 4%, in the first nine months of 1998 as compared to the first nine months of 1997, primarily due to lower production, but remained fairly constant in the third quarter of 1998 as compared to the third quarter of 1997 due to expense relating to production from the Saint George # 1 well.

Exploration costs were $113,000 in the first nine months of 1998 as compared to $2,257,000 during the same period in 1997. The 1997 costs consisted primarily of $1,243,000 in 3D seismic and related costs and $789,000 in dry hole costs. The Company has plans to drill several exploratory wells during the remainder of 1998, which would be charged to exploration expense if they were dry holes, and is also considering participating in 3D seismic shoots in an attempt to identify additional locations for exploratory drilling. It is therefore possible that exploration costs during the remainder of 1998 will be significantly in excess of the amount for the first nine months of 1998.

Gain on sale of assets of $132,000 in the first nine months of 1998 consists of net gains of $28,000 on the sale of producing properties and $104,000 in receipts from the sale of equipment, primarily on fully depleted wells where proceeds were in excess of the plugging costs of those wells.

Interest expense during the first nine months of 1998 increased approximately 26% to $1,062,000 as average debt levels increased, primarily due to the amounts borrowed to fund drilling and exploration activities in the latter part of 1997 and the beginning of 1998.

Many existing computer applications use two digits rather than four to define the applicable year, raising the possibility that software may erroneously assume that a date using "00" as the year refers to the year 1900 rather than the year 2000.

The Company's existing software will properly handle all dates including dates beyond December 31, 1999 and the Company does not

                                21
expect any significant operational difficulties or unusual costs to result from the year 2000 issue. While it is not possible at this time to determine what effect the year 2000 issue might have on the Company's customers, suppliers, or joint venture partners, the Company does not believe the potential problems associated with the year 2000 issue will have a material effect on it financial position.

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


Item 6. EXHIBITS AND REPORTS ON FORM 8K

No reports on form 8K were filed by the Company during the nine months ended September 30, 1998.



































                                23
                            SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        PrimeEnergy Corporation
                                        (Registrant)





November 10, 1998                       /s/ Charles E. Drimal,Jr.
   (Date)                               --------------------------
                                        Charles E. Drimal, Jr.
                                        President
                                        Principal Executive Officer






November 10, 1998                       /s/ Beverly A. Cummings
   (Date)                               --------------------------
                                        Beverly A. Cummings
                                        Executive Vice President
                                        Principal Financial and
Accounting Officer
















                                24