Form 10KSB
period 1998-12-31
PRIMEENERGY CORP
filed 1999-03-31
CIK 56868

                       SECURITIES AND EXCHANGE COMMMISSION
                             WASHINGTON, D.C. 20549
                        --------------------------------

                                   FORM 10-KSB
(Mark One)
[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[  ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM ______TO ______

                          COMMISSION FILE NUMBER 0-7406

                             PRIMEENERGY CORPORATION
             (Exact name of registrant as specified in its charter)

              DELAWARE                                      84-0637348
   (state or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                       Identification No.)

         ONE LANDMARK SQUARE                                   06901
        STAMFORD, CONNECTICUT                               (Zip Code)
 (Address of principal executive offices)

       Registrant's telephone number, including area code: (203) 358-5700

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:
                     COMMON STOCK, PAR VALUE $.10 PER SHARE
                                (Title of Class)

      Indicate whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The Registrant's revenues for its most recent fiscal year were $24,795,000.

     The aggregate market value of the voting stock of the Registrant held by non-affiliates, computed on the average bid and asked prices of such stock in the over-the-counter market, as of March 23, 1999, was $5,499,245.

     The number of shares outstanding of each class of the Registrant's Common Stock as of March 23, 1999 was: Common Stock, $0.10 par value, 4,439,124.

                                 DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant's proxy statement to be furnished to stockholders in connection with its Annual Meeting of Stockholders to be held in June, 1999, are incorporated by reference in Part III hereof.

     Transitional Small business Disclosure Format (check one)   Yes     No  X
                                                                    -----  -----

                             PRIMEENERGY CORPORATION

                            FORM 10-KSB ANNUAL REPORT
                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 1998

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

       The Company is engaged generally in the oil and gas business through the acquisition, exploration, development, and production of crude oil and natural gas. The Company's properties are located primarily in Texas, Oklahoma and West Virginia. The Company's wholly-owned subsidiary, PrimeEnergy Management Corporation ("PEMC"), acts as the managing general partner in 51 oil and gas limited partnerships (the "Partnerships") of which five are publicly held, and acts as the managing trustee of two asset and income business trusts ("the Trusts"). The Company, through its wholly-owned subsidiaries, Prime Operating Company and Eastern Oil Well Service Company, acts as operator and provides well servicing support operations for many of the oil and gas wells in which the Partnerships, the Trusts and the Company have an interest, primarily in Texas, Oklahoma and West Virginia. In addition, through a subsidiary, Southwest Oilfield Construction Company, the Company provides site preparation and construction services for oil and gas drilling and re-working operations, both in connection with the Company's activities and providing contract services for third parties. The Company is also active in the acquisition of producing oil and gas properties through joint ventures with industry partners and private investors.

THE PARTNERSHIPS AND TRUSTS

       A substantial portion of the assets and revenues of PEMC are derived from the interest of PEMC in the oil and gas properties acquired by the Partnerships and Trusts. As the managing general partner in each of the Partnerships and managing trustee of the Trusts, PEMC receives approximately from 5% to 12% of the net revenues of each Partnership and Trust as a carried interest in the Partnership's and Trust's properties.

       Since 1975, PEMC has sponsored a total of 59 limited partnerships, 22 of which were offered publicly and 37 of which were offered in private placements and two Delaware business trusts, both of which were offered publicly. The aggregate number of limited partners in the Partnerships and beneficial owners of the Trusts now administered by PEMC is approximately 8,500. The Partnership and Trust interests were sold by broker-dealers which are members of the National Association of Securities Dealers, Inc. through a managing dealer. The total funds contributed to the Partnerships and Trusts was about $157,550,000.

       A significant portion of the Company's business is now conducted through the Partnerships and Trusts, either through its ownership of interests in various properties derived through the Partnerships and Trusts, or as operator of oil and gas wells in which the Partnerships and Trusts have interests.

       PEMC, as managing general partner of the Partnerships and managing trustee of the Trusts, is responsible for all Partnership and Trust activities, including the review and analysis of oil and gas properties for acquisition, the drilling of development wells and the production and sale of oil and gas from productive wells. PEMC also provides administration, accounting and tax preparation for the Partnerships and Trusts. PEMC is liable for all debts and liabilities of the Partnerships and Trusts, to the extent that the assets of a given limited partnership or trust are not sufficient to satisfy its obligations.

JOINT VENTURES

       PEMC organizes and the Company participates in various joint ventures formed for the purpose of acquiring and developing oil and gas assets. The Company receives varying interest in the net revenues of each joint venture as a carried interest in the joint venture properties. The Company's participation in the joint ventures varies from none to approximately 68%. The Company's carried interest is generally 10% of funds contributed by outside investors. Since 1987, our joint venture partners have invested $26 million with the Company.


WELL OPERATIONS

       The Company's operations are conducted through a central office in Houston, Texas, and district offices in Houston and Midland, Texas, Oklahoma City, Oklahoma, and Charleston, West Virginia. The Company currently operates about 1,564 oil and gas wells, 436 through the Houston office, 141 through the Midland office, 484 through the Oklahoma City office and 503 through the Charleston, West Virginia office. Substantially all of the wells operated by the Company are wells in which the Company, the Partnerships, the Trusts or our joint venture partners have an interest.

       The Company operates wells pursuant to operating agreements which govern the relationship between the Company as operator and the other owners of working interests in the properties, including the Partnerships, Trusts, and joint venture participants. For each operated well, the Company receives monthly fees that are competitive in the areas of operations and also is reimbursed for expenses incurred in connection with well operations.

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

RECENT ACTIVITIES

       Effective October 1, 1998, the Company sold 50% of its interest in the Ramrod field in Matagorda County, Texas for $2,075,000. As part of this sale, the purchaser agreed to carry the Company in the drilling, and the first $400,000 spent completing, the St. Andrew No. 1 on this prospect. This well was spudded in December of 1998, drilled to a depth of 16,000 feet and completed in a Tex. miss. sand. This well is currently being tested and evaluated. The Company has a 19.5 % working interest in this well.

       In August of 1998, the Company operated and participated in the drilling of the Francis L. Martin, et al No. 1 well on the West Ridge Prospect in Lafayette Parish, Louisiana. The well reached total depth at 13,200 feet on October 1, 1998 and has been completed in a sand at 12,850 feet in depth. The well went on production January 27, 1999 and is producing at a rate of 14,000 Mcf of gas per day and 200 barrels of condensate per day. The Company owns a
19.20 % working interest and 13.44 % net revenue interest in this property.

       In October of 1998, the Company re-entered and sidetracked the Stutes, et al No. 1 well bore located in the Duson area of Lafayette Parish, Louisiana. The sidetrack hole reached its total measured depth at 12,717 feet January 29, 1999, and has been completed in the Upper Stutes sand at 11,800 feet measured depth. The well is producing at a rate of 180 barrels of oil and 560 Mcf of gas per day. The Company owns a 46.77 % working interest and a 25.60 % net revenue interest in this property.

       In November of 1998, the Company operated and participated in the drilling of the Lillie S. Breaux, et al No. 1 well on the Lucky Seven Prospect in Lafayette Parish, Louisiana. The well was drilled to 13,400' and plugged and abandoned. The Company owned 34.14 % of this well.

       In January 1999, the State Tract 15160 No. 1 well was drilled to a depth of 12,000 feet. This well was plugged and abandoned. The Company had a 34.5 % working interest in this well.

       In January 1999, the Company participated in the drilling of the Chandler No. 1 well on the Normanna Prospect in Bee County, Texas. The well was drilled to a total depth of 9,100 feet and encountered several potentially productive gas sands in the Wilcox Formation. This well is presently being tested.

       On the Ramrod Prospect, the Company is participating in the drilling of the St. George No. 2. This well was spudded in February of 1999 and is currently drilling. The Company has a 19.5 % working interest in this well.

       The Company is currently participating in the drilling of the Hernandez No. 1 well on the West Judice Prospect in Lafayette Parish, Louisiana. The well, which began drilling in February 1999, will be drilled to a total measured depth of approximately 14,500 feet to test for potential gas reservoirs in various Oligocene age sands.

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

       The Company presently owns producing and non-producing properties located primarily in Texas, Oklahoma, and West Virginia. The Company does not own any significant properties other than its leasehold, mineral and royalty interest and related pipeline and gas gathering systems, and does not own any drilling equipment or refinery or marketing facilities. All of the Company's oil and gas properties and interest are located in the continental United States.

       In the past, the supply of gas has exceeded demand on a cyclical basis, and the Company is subject to a combination of shut-in and/or reduced takes of gas production during summer months. Prolonged shut-ins could result in reduced field operating income from properties in which the Company acts as operator.

       Exploration for oil and gas requires substantial expenditures particularly in exploratory drilling in undeveloped areas, or "wildcat drilling." As is customary in the oil and gas industry, substantially all of the Company's exploration and development activities are conducted through joint drilling and operating agreements with others engaged in the oil and gas business.

       Summaries of the Company's oil and gas drilling activities, oil and gas production, and undeveloped leasehold, mineral and royalty interests are set forth under Item 2., "Description of Property," below. Summaries of the Company's oil and gas reserves, future net revenue and present value of future net revenue are also set forth under Item 2., "Description of Property - Reserves" below.

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

       The Mineral Leasing Act of 1930 ("Mineral Act") prohibits direct or indirect ownership of any interest in federal onshore oil and gas leases by a foreign citizen of a country that denies "similar or like privileges' to citizens of the United States. Such restrictions on citizens of a "non-reciprocal" country include ownership or holding or controlling stock in a corporation that holds a federal onshore oil and gas lease. If this restriction is violated, the corporation's lease can be canceled in a proceeding instituted by the United States Attorney General. Although the regulations of the BLM (which administers the Mineral Act) provide for agency designations of non-reciprocal countries, there are presently no such designations in effect. The Company owns interest in federal onshore oil and gas leases. It is possible that Common Stock could be acquired by citizens of foreign countries, which at some time in the future might be determined to be non-reciprocal under the Mineral Act.

TAXATION

       The Company's oil and gas operations are affected by federal income tax laws applicable to the petroleum industry. The Company is permitted to deduct currently, rather than capitalize, intangible drilling and development costs incurred or borne by it. As an independent producer, the Company is also entitled to a deduction for percentage depletion with respect to the first 1,000 barrels per day of domestic crude oil (and/or equivalent units of domestic natural gas) produced by it, if such percentage depletion exceeds cost depletion. Generally, this deduction is computed based upon the lesser of 100% of the net income, or 15% of the gross income from a property, without reference to the basis in the property. On certain marginal properties the net income limitation does not apply, and the gross income limitation varies annually based on average prices. The amount of the percentage depletion deduction so computed which may be deducted in any given year is limited to 65% of taxable income. Any percentage depletion deduction disallowed due to the 65% of taxable income test may be carried forward indefinitely.

       The Company is entitled to credits for producing fuel from a non-conventional source under Section 29 of the Internal Revenue Code, primarily from certain of the Company's operations in West Virginia.

       See Notes 1 and 9 to the consolidated financial statements included in this Report for a discussion of accounting for income taxes and availability of federal tax net operating loss carryforwards and alternative minimum tax credit carryforwards.

COMPETITION AND MARKETS

       The business of acquiring producing properties and non-producing leases suitable for exploration and development is highly competitive. Competitors of the Company in its efforts to acquire both producing and non-producing properties include oil and gas companies, independent concerns, income programs and individual producers and operators, many of which have financial resources, staffs and facilities substantially greater than those available to the Company. Furthermore, domestic producers of oil and gas must not only compete with each other in marketing their output, but must also compete with producers of imported oil and gas and alternative energy sources such as coal, nuclear power and hydroelectric power. Competition among petroleum companies for favorable oil and gas properties and leases can be expected to increase.

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


       The Company does not currently own or lease any bulk storage facilities or pipelines other than adjacent to and used in connection with producing wells and the interests in certain gas gathering systems. While the Company is not dependent on any one purchaser of its production, oil and gas revenue in 1998 generated from sales to Dow Hydrocarbons and Resources, Inc., a subsidiary of Dow Chemical, U.S.A., and El Paso Energy Marketing represented about 18% and 11%, respectively, of the Company's total revenue from oil and gas sales. Although there are no long-term gas purchasing agreements with these purchasers, the Company believes that they will continue to purchase its gas products and, if not, could be replaced by other purchasers.

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

       Activities of the Company with respect to natural gas facilities, including the operation and construction of pipelines, plants and other facilities for transporting, processing, treating or storing natural gas and other products, are subject to stringent environmental regulation by state and federal authorities including the Environmental Protection Agency ("EPA"). Such regulation can increase the cost of planning, designing, installing and operating such facilities. In most instances, the regulatory requirements relate to water and air pollution control measure. Although the Company believes that compliance with environmental regulations will not have a material adverse effect on it, risks of substantial costs and liabilities are inherent in natural gas facility operations, and there can be not assurance that significant costs and liabilities will not be incurred. Moreover, it is possible that other developments, such as stricter environmental laws and regulations, and claims for damages to property or persons resulting from operation of natural gas facilities, would result in substantial costs and liabilities to the Company.

       The Company currently owns or leases, and has in the past owned or leased, numerous properties that have been used for production of oil and gas for many years. Although the Company has utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by the Company. In addition, many of these properties have been operated by third parties over whom the Company had no control as to such entities' treatment of hydrocarbons or other wastes and the manner in which such substances may have been disposed of or released. State and federal laws applicable to oil and gas wastes and properties have gradually become stricter. Under these new laws, the Company could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators) or property contamination (including groundwater contamination) or to perform remedial plugging operations to prevent future contamination.

       The Company may generate wastes, including hazardous wastes, that are subject to the Federal Resource Conservation and Recovery Act and comparable state statutes. The EPA has limited the disposal options for certain hazardous wastes and is considering the adoption of stricter disposal standards for non-hazardous wastes. Furthermore, certain wastes generated by the Company's oil and gas operations that are currently exempt from treatment as "hazardous wastes" may in the future by designated as "hazardous wastes," and therefore be subject to more rigorous and costly operating and disposal requirements.

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

EMPLOYEES

       At March 26, 1999, the Company had 166 full-time and 10 part-time employees, 25 of whom were employed by the Company at its principal offices in Stamford, Connecticut, 29 in Houston, Texas, at the offices of Prime Operating Company and Eastern Oil Well Service Company, and 122 employees who were primarily involved in the district operations of the Company in Houston and Midland, Texas, Oklahoma City, Oklahoma and Charleston, West Virginia.

ITEM 2. DESCRIPTION OF PROPERTY.

       The Company's executive offices and those of PEMC, are located at One Landmark Square, Stamford, Connecticut, in leased premises of about 8,860 square feet. The executive offices of Prime Operating Company and Eastern Oil Well Service Company are located in leased premises in Houston, Texas, and the offices of Southwest Oilfield Construction Company are in Oklahoma City, Oklahoma.

       The Company maintains district offices in Houston and Midland, Texas, Oklahoma City, Oklahoma and Charleston, West Virginia, and has field offices in Carrizo Springs and Midland, Texas, Kingfisher, Yukon, and Marshall, Oklahoma, and Arnoldsburg and Orma, West Virginia.

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

       The following table sets for the exploratory and development drilling experience with respect to wells in which the Company participated during the five years ended December 31,1998.


                            1998            1997            1996            1995           1994
                       -------------   -------------   -------------   -------------   -------------
                       Gross    Net    Gross    Net    Gross    Net    Gross    Net    Gross     Net
                       -----   -----   -----   -----   -----   -----   -----   -----   -----   -----
Exploratory:
        Oil                1   0.468    --      --      --      --      --      --      --      --
        Gas                2   0.387       2      .8    --      --      --      --      --      --
        Dry                2   0.686       2    .509       1       1    --      --      --      --

Development:
        Oil                1   0.145       5    .796       3    .740       8   1.046       4    .346
        Gas                5   0.316       5   2.037      17   1.292       3    .235       2    .121
        Dry               --      --       3   1.030       1               2    .350       4    .215
                                                                                                .371
Total:
        Oil                2   0.613       5                       3       8   1.046       4    .346
                                                                                        .796    .740
        Gas                7   0.703       7   2.837      17   1.292       3    .235       2    .121
        Dry                2   0.686       5   1.539       2   1.371       2    .350       4    .215
                       =====   =====   =====   =====   =====   =====   =====   =====   =====   =====
                          11   2.002      17   5.172      22   3.403      13   1.631      10    .682
                       =====   =====   =====   =====   =====   =====   =====   =====   =====   =====


OIL AND GAS PRODUCTION

       As of December 31, 1998, the Company had ownership interests in the following numbers of gross and net producing oil and gas wells and gross and net producing acres (1).

       Producing wells (1):                                            Gross            Net
                                                                       -----            ---
           Oil Wells . . . . . . . . . . . . . . . . . . .               744           122.15
           Gas Wells . . . . . . . . . . . . . . . . . .               1,314           282.96
       Producing Acres. . . . . . . . . . . . . . . . .              291,216           50,429



(1) A gross well or gross acre is a well or an acre in which a working interest is owned. A net well or net is the sum of the fractional revenue interests owned in gross wells or gross acres. Wells are classified by their primary product. Some wells produce both oil and gas.

       The following table shows the Company's net production of crude oil and natural gas for each of the five years ended December 31, 1998. "Net" production is net after royalty interests of others are deducted and is determined by multiplying the gross production volume of properties in which the Company has an interest by percentage of the leasehold, mineral or royalty interest owned by the Company.

                                            1998             1997            1996           1995             1994
                                         ---------        ---------       ---------      ---------         ---------
Oil (barrels).....................         277,000          277,000         249,000        155,000         143,000
Gas (Mcf).........................       3,621,000        3,901,000       2,888,000      1,952,000         1,408,000

       The following table sets forth the Company's average sales price per barrel of crude oil and average sales prices per one thousand cubic feet ("Mcf") of gas, together with the Company's average production costs per unit of production for the five years ended December 31, 1998.

                                            1998       1997       1996       1995       1994
                                          --------   --------   --------   --------   --------
Average sales price
   per barrel ........................   $  12.39      19.35      21.11      16.53      15.22
Average sales price
   Per Mcf ...........................   $   2.19       2.57       2.36       1.85       2.36
Average production
  costs per net equivalent
  barrel  (1) ........................   $   7.60       7.59       8.09       8.92      10.14

---------------

(1)      Net equivalent barrels are computed at a rate of 6 Mcf per barrel.


UNDEVELOPED ACREAGE

         The following table sets forth the approximate gross and net undeveloped acreage in which the Company has leasehold, mineral and royalty interests as of December 31, 1998. "Undeveloped acreage" is that acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves.

                             Leasehold                Mineral                 Royalty
                             Interests               Interests               Interests
                             ---------               ---------               ---------
                         Gross        Net        Gross        Net        Gross        Net
         State           Acres       Acres       Acres       Acres       Acres       Acres
         -----         ---------   ---------   ---------   ---------   ---------   ---------
Colorado                   3,385         266         799          23        --          --
Louisiana                  1,985         404        --          --          --          --
Montana                     --          --        13,984          59         786           5
Nebraska                    --          --         2,553         331        --          --
North Dakota                --          --           640           1        --          --
Oklahoma                    --          --           320           1        --          --
Texas                      3,999       1,585         680          16        --          --
Wyoming                    1,000         125        5043          35         140          40
                       =========   =========   =========   =========   =========   =========
TOTAL                     10,369       2,380      24,019         466         926          45
                       =========   =========   =========   =========   =========   =========

RESERVES

         The Company's interests in proved developed and undeveloped oil and gas properties have been evaluated by Ryder Scott Company for the years ended December 31, 1994, 1995, 1996, 1997 and 1998. All of the Company's reserves are located within the continental United States. The following table summarizes the Company's oil and gas reserves at each of the respective dates (figures rounded):

                                              Reserve Category
                                              ----------------
                               Proved Developed             Proved Undeveloped                    Total
                               ----------------             ------------------                    -----
         As of                Oil            Gas            Oil             Gas            Oil              Gas
         12-31              (bbls)          (Mcf)          (bbls)          (Mcf)          (bbls)           (Mcf)
         -----              ------          -----          ------          -----          ------           -----
1994                         799,000      9,675,000          2,000        129,000         801,000        9,804,000
1995                         905,000     13,549,000             --         52,000         905,000       13,601,000
1996                       1,453,000     19,036,000         13,000         29,000       1,466,000       19,065,000
1997                       1,364,000     16,661,000         77,000             --       1,441,000       16,661,000
1998                       1,122,000     17,341,000         78,000             --       1,200,000       17,341,000


         The estimated future net revenue (using current prices and costs as of those dates, exclusive of income taxes) and the present value of future net revenue (at a 10% discount for estimated timing of cash flow) for the Company's proved developed and proved undeveloped oil and gas reserves at the end of each of the five years ended December 31, 1998, are summarized as follows (figures rounded):


                    Proved Developed              Proved Undeveloped            Total
                    ----------------              ------------------            -----
                             Present Value                Present Value               Present Value
 As of          Future Net     Of Future      Future Net   Of Future    Future Net     Of Future
 12-31           Revenue      Net Revenue      Revenue     Net Revenue   Revenue       Net Revenue
 ----          -----------    ----------       -------       -------    ----------    ----------
 1994          $10,396,000     6,839,000       156,000        75,000    10,552,000     6,914,000
 1995          $15,727,000     9,530,000        39,000        18,000    15,766,000     9,548,000
 1996          $51,077,000    35,025,000       273,000       167,000    51,350,000    35,192,000
 1997          $30,056,000    21,306,000       833,000       531,000    30,889,000    21,837,000
 1998          $20,839,000    13,444,000       359,000       212,000    21,198,000    13,656,000


         "Proved developed" oil and gas reserves are reserves that can be expected to be recovered from existing wells with existing equipment and operating methods. "Proved undeveloped" oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

         Since January 1, 1998, the Company has not filed any estimates of its oil and gas reserves with, nor were any such estimates included in any reports to, any federal authority or agency, other than the Securities and Exchange Commission, except Form EIA-23, Annual Survey of Domestic Oil and Gas Reserves, filed with The Energy Information Administration of the U.S. Department of Energy.

ITEM 3. LEGAL PROCEEDINGS.

         The Company is not a party to, nor is any of its property the subject of, any legal proceedings, actual or threatened involving any claim for damages which exceed 10 percent of the Company's current assets.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         No matters were submitted during the fourth quarter of the fiscal year ended December 31, 1998, to a vote of the Company's security-holders through the solicitation of proxies or otherwise.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is traded in the NASDAQ Stock Market, trading symbol "PNRG". The high and low bid quotations for each quarterly period during the two years ended December 31, 1998, were as follows:

              1997                   High           Low                    1998             High          Low
              ----                   ----           ---                    ----             ----          ---
First Quarter ................   $    4.80          $ 4.59 First Quarter ............   $    8.06   $    7.79
Second Quarter ...............        6.54            6.33 Second Quarter ...........        7.46        7.08
Third Quarter ................        9.15            8.78 Third Quarter ............        7.00        6.72
Fourth Quarter ...............        9.23            8.88 Fourth Quarter ...........        6.66        6.60



         The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

         The approximate number of record holders of the Company's Common Stock as of March 20, 1998, was 1,180.

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


LIQUIDITY AND CAPITAL RESOURCES

         During 1997 and 1998, the Company was party to a line of credit agreement with a bank with a non-reducing borrowing base of $20 million. Twenty-five percent of the borrowing is syndicated to a second bank. During 1997, the agreement provided for interest at the bank's base rate as defined, or 2-1/4% over the London Inter-Bank Offered Rate (LIBO rate) for the interest period in question, payable at the end of the interest period. Effective January 2, 1998, the credit agreement was amended to implement an interest rate schedule that is based upon the aggregate principal amount of loans outstanding as a percentage of the borrowing base. The amendment provides for interest on outstanding borrowings at the bank's base rate, as defined, or from 1 1/2% to 2% over the LIBO rate depending upon the Company's utilization of the available line of credit.

         The average interest rates paid on outstanding borrowings subject to interest at the bank's base rate during 1998 and 1997 were 8.46% and 8.58%, respectively. During the same periods, the average rates paid on outstanding borrowings bearing interest based upon the LIBO rate were 7.69% and 8.04%. As of December 31, 1998 and 1997, the total outstanding borrowings were $16.5 million and $18.9 million, respectively, of which $14.3 million and $13.7 million accrued interest at the LIBO rate option.

         Advances pursuant to the agreement are limited to the borrowing base as defined in the agreement. Most of the Company's oil and gas properties as well as certain receivables and equipment are pledged as security under this agreement. Under the Company's credit agreement, the Company is required to maintain, as defined, a minimum current ratio, tangible net worth, debt coverage ratio and interest coverage ratio. In February 1999, the credit agreement was revised to require that the $20 million borrowing base, reestablished on October 14, 1998, would begin reducing each month by $300,000 beginning February 1, 1999.

         Effective October 1, 1998, the Company sold 50% of its interest in the Ramrod field for $2,075,000. The Company recorded a gain of $150,000 on this sale. As part of this sale, the purchaser agreed to carry the Company in the drilling, and the first $400,000 spent completing, the St. Andrew No. 1 on this prospect. It is expected that the Company's share of completion costs in excess of this amount will be approximately $200,000.

         The Company spent $1,014,000 on its Ramrod prospect in 1998, primarily to finish drilling and completing the Saint George # 1 well, which began drilling in the fourth quarter of 1997. The Company is participating in a Saint George # 2 well which is currently being drilled to the Frio formation. The Company's total share of drilling and equipping this well is estimated to be $785,000.

         During 1998, the Company organized a drilling program in which the Company, along with several joint venture partners, will participate in the drilling of six wells. As of December 31, 1998, the Company had incurred costs of $3,297,000 in connection with this program, including $1,355,000 in dry hole costs. It is expected that the Company will incur approximately $1,777,000 in additional costs in the first half of 1999 in connection with this program, including at least $325,000 in dry hole costs. As of the date of this report, two wells were successfully completed, one well was waiting on completion, two wells were dry holes, and one well was in the process of being drilled. Of the two wells which have been successfully completed, the first, the Francis Martin # 1, is currently producing at a rate of 14,000 Mcf of gas per day and 200 barrels of condensate per day. The Company owns a 19.20 % working interest and
13.44 % net revenue interest in this property. The second, the Stutes, is producing at a rate of 180 barrels of oil and 560 Mcf of gas per day. The Company owns a 46.77% working interest and a 25.60% net revenue interest in this property.

            In total, the Company spent $7,462,000 on the acquisition and development of oil and gas interests in 1998, including $831,000 spent to repurchase limited partnership interests from investors in its oil and gas partnerships.

         In 1998, the Company spent $905,000 on trucks, automobiles and equipment used in field service operations, and an additional $150,000 on computer related equipment and software.

         In January of 1998, the Company purchased 53,334 shares of its stock for treasury from Stanford University and 53,334 shares from the University of California. The total combined cost of these two purchases was $853,000. The Company spent an additional $467,000 on the repurchase of treasury stock through open market transactions in 1998; $60,535 was spent to repurchase treasury stock between January 1, 1999, and the date of this report.

         Most of the Company's capital spending is discretionary and the ultimate level of spending will be dependent on the Company's assessment of the gas and oil business environment, the number of oil and gas prospects, and oil and gas business opportunities in general.

RESULTS OF OPERATIONS:

         1998 AS COMPARED TO 1997

         The Company incurred a loss of $1,692,000 in 1998 as compared to income of $1,024,000 in 1997. The primary reason for this change was sharply lower prices received for oil and gas production.

         Oil and gas sales of $11,354,000 in 1998 represent a decrease of 26%, or $4,049,000 over the 1997 sales. The average price received per barrel of oil for all production was $12.39 as compared to $19.35 in 1997 and the average gas price was $2.19 in 1998 as compared to $2.58 in 1997. Based on total production of 3,621,000 MCF of gas, and 277,000 barrels of oil, the Company would have received an additional $3,334,000 in gross oil and gas revenue if it had received the same average prices for oil and gas production in 1998 as it did in 1997.

         Oil production in 1998 was roughly equivalent to 1997 production, as the natural decline curve on existing properties was roughly offset by increased production related to partnership interests of about 12,000 barrels, due to additional interests in the partnerships being purchased during the year.

         Gas production declined from 3,895,000 Mcf in 1997 to 3,621,000 Mcf in 1998. The purchase of the South Powderhorn property was subject to a provision wherein the seller obtains a 25% working interest in the property at such time as the Company and its joint venture partners have received net cash from the property equal to 200% of their costs (Payout). This Payout occurred in January of 1998. Due to this provision, and a high natural decline curve on the property, the Company's share of production from this property declined from 1,326,000 Mcf in 1997 to 570,000 Mcf in 1998. This was in large part offset by an increase in production from the Ramrod property due to the Saint George # 1 well coming online in March of 1998. The Ramrod property in total contributed 680,000 Mcf of production in 1998 as compared to 54,000 Mcf in 1997.

         Lease operating expenses decreased by 5% in 1998 as compared to 1997. Per unit costs were approximately $7.60 per barrel of oil equivalent in both years.

         Administrative revenue, which represents the reimbursement of general and administrative overhead expended on behalf of the Partnerships and the Company's joint venture partners increased 2% in 1998 as compared to 1997. In both years, amounts received from certain partnerships are substantially less than the amounts allocable to these partnerships under the partnership agreements. The lower amounts reflect PEMC's continuing efforts to reduce costs, both incurred and allocated to the partnerships.

         Reporting and management fees are earned from providing the accounting and reporting functions for certain of the partnerships.

         The Company receives reimbursement for costs incurred related to the evaluation and acquisition of properties on behalf of its related partnerships and other joint venture partners. To the extent that these property acquisition costs are expended at the district level, the reimbursements are recorded as a reduction of total district operating expenses. When expenses are incurred at the corporate headquarters level, such reimbursements are recorded as a reduction of the total general and administrative expenses. During 1998 and 1997 the Company's total reimbursements for property acquisition costs were approximately $1,690,000 and $1,751,000 respectively.

         Exploration costs of $1,706,000 were incurred in 1998. The primary components of this amount were $845,000 spent on the drilling of a dry hole in Lafayette Parish, Louisiana, and $510,000 incurred up to December 31, 1998 in connection with a dry hole in Terrebonne Parish Louisiana. This well completed drilling in 1999, and approximately $325,000 in costs incurred during 1999 will be written of as an expense in the first quarter of the year. The Company is currently participating in the drilling of a well to the Frio formation on its Ramrod prospect, and a well in Lafayette Parish, Louisiana, which is part of its 1998 drilling program. The estimated dry hole cost of these wells of $300,000 and $496,000 respectively, will be expensed in 1999 if the wells are not productive.

         A tax benefit of $183,000 was recognized in 1998. This includes $72,000 of federal income tax refunds expected to be received due to the filing of net operating loss carry back claims, with the balance being primarily attributable to the reversal of deferred tax liabilities previously recognized. Future losses would not create a similar tax benefit as no further carryback claims could be filed, the greater part of the Company's deferred tax liability has already been eliminated, and tax assets created would be fully reserved against.

         The Year 2000 (Y2K) issue is the definition and resolution of potential problems resulting from computer application programs or imbedded chip instruction sets utilizing two-digits, as opposed to four digits, to define a specific year. Such date sensitive systems may be unable to properly interpret dates, which could cause a system failure or other computer errors, leading to disruptions in operations. In 1997, the Company developed a three-phase program for the Y2K information systems compliance. Phase I is to identify those systems with which the Company has exposure to Y2K issues. Phase II is to remediate systems and replace equipment where required. Phase III, to be completed by mid-1999, is the final testing of each major area of exposure to ensure compliance. The Company has identified four major areas determined to be critical for successful Y2K compliance: (1) financial and informational system applications, (2) communications applications, (3) oil and gas producing operations, and (4) third-party relationships.

         The Company, in accordance with Phase I of the program, is in the process of conducting an internal review of all systems and contacting all software suppliers to determine major areas of exposure to Y2K issues. The Company has completed the modifications to its core financial and reporting systems and is continuing to test compliance in this area. These modifications were made in conjunction with an upgrade of the financial reporting applications provided by the Company's software vendor. Conversion to the new system was completed during 1998. Due to the technology advances in the communications area the Company has upgraded such equipment regularly over the past three years. Y2K compliance was a specification requirement of each installation. Consequently, the Company expects exposure in this area to be limited to third party readiness. The Company is in the process of identifying areas of exposure resulting from equipment used in its oil and gas producing operations. The Company expects to complete identification of critical systems by June 1999 and to continue remediation and testing throughout 1999. In the third-party area, the Company has received assurance from its significant service suppliers that they intend to be Y2K complaint by 2000. The Company has implemented a program to request Year 2000 certification or other assurance from other third parties during 1999.

         The Company recognizes that, notwithstanding the efforts described above, the Company could experience disruptions to its operations or administrative functions, including those resulting from non-compliant systems utilized by unrelated third party governmental and business entities. The Company is in the process of developing a contingency plan in order to mitigate potential disruption to business operations. The Company expects to complete this contingency plan by the second quarter of 1999, but also expects to refine this plan throughout 1999.

         Through 1998, the Company has handled identifying, remediating and testing systems for Year 2000 compliance within the scope of routine upgrades and systems evaluations. The Company expects to complete the review of oil and gas operations exposure in the same manner, without incurring substantial additional costs. However, information resulting from the oil and gas operations review may indicate required expenditures not currently contemplated by the Company.

         1997 AS COMPARED TO 1996

         1997 net income of $1,024,000 represents an increase of $85,000 over the 1996 figure of $939,000. This increase is primarily attributable to sharply higher income from oil and gas properties due to higher prices, a full year of revenue from the properties acquires in the Saratoga acquisition in May of 1996, and revenue from the South Powderhorn wells. This increased income was largely offset by $2,411,000 in exploration costs incurred in 1997 as compared to $483,000 in 1996.

         Oil and gas sales of $15,403,000 in 1997 represent a 38% increase over the 1996 sales. The South Powderhorn field, developed as part of the Company's 3D seismic program, contributed $3,383,000 in revenue in 1997 as compared to $918,000 in 1996. The Saratoga properties purchased in May of 1996 contributed $3,224,000 in revenue in 1997 as compared to $2,676,000 in 1996.

         The average price received per barrel of oil for directly owned production was $19.33 in 1997 as compared to $21.24 in 1996, and the average gas price was $2.56 in 1997 as compared to $2.34 in 1996.

         Oil and gas sales related to the Company's interests in the Partnerships increased $4,247,000 or 38% in 1997 as compared to 1996. This increase is attributable to additional interests purchase by the Company during the year, and such increases may continue in the short-term as the Company continues to repurchase additional interests in the partnerships.

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

         In terms of barrel of oil equivalents with 6 Mcf's being equivalent to one barrel, slightly over two-thirds of the Company's total production in 1997 was gas. This percentage can be expected to increase in 1998 as the St. George #1 well came on line in March 1998.

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

         Administrative revenue, which represents the reimbursement of general and administrative overhead expended on behalf of the Partnerships and the Company's joint venture partners increased 4% in 1997 as compared to 1996. In both years, amounts received from certain partnerships are substantially less than the amounts allocable to these partnerships under the partnership agreements. The lower amounts reflect PEMC's continuing efforts to reduce costs, both incurred and allocated to the partnerships.

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

         Exploration costs of $2,411,000 were incurred in 1997. The primary components of this amount were $801,000 related to the drilling of a dry hole on the Rich Ranch prospect, $631,000 spent to purchase 3D seismic covering an area in Matagorda Bay currently being evaluated for possible exploratory drilling prospects, and $721,000 in seismic and other costs relating to the Ramrod prospect, where four successful wells were drilled and completed in 1997, and an additional well came on line in March of 1998.

         Gain on sales of assets in 1997 consists of net gains of $105,000 from the sale of producing oil and gas properties, and $189,000 in gains from excess of the proceeds of sales of equipment on wells which were plugged and abandoned during 1997 over the plugging and reclamation costs of the wells.



ITEM 7. FINANCIAL STATEMENTS.

         Included on pages F-1 through F-25 of this Report. The Index to Financial Statements is at page F-1 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         Information relating to the Company's Directors, nominees for Directors and executive officers is included in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held in June, 1999, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 1998, and which is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION.

         Information relating to executive compensation is included in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held in June, 1999, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 1998, and which is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information relating to security ownership of certain beneficial owners and management is included in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held in June, 1999, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 1998, and which is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information relating to certain transactions by Directors and executive officers of the Company is included in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held in June, 1999, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 1998, and which is incorporated herein by reference.



                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits:

       No.
         3.1      Certificate of Incorporation as amended, of PrimeEnergy Corporation. (Incorporated herein by reference to Exhibit
                  3.1 of PrimeEnergy Corporation Form 10-KSB for the year ended December 31, 1994)

         3.2      Bylaws of PrimeEnergy Corporation. (Incorporated herein by reference to Exhibit 3.2 of PrimeEnergy Corporation
                  Form 10-KSB for the year ended December 31, 1994)

         10.1     PrimeEnergy Corporation 1983 Incentive Stock Option Plan (Incorporated herein by reference to Exhibit 3.2 of
                  PrimeEnergy Corporation Form 10-KSB for the year ended December 31, 1994)

         10.3     Massachusetts Mutual Flexinvest 401(k) Plan as amended and restated. (Incorporated herein by reference to Exhibit
                  10.3 of PrimeEnergy Corporation Form 10-KSB for the year ended December 31, 1994) (1)

         10.7     Credit Agreement dated April 26, 1995, between PrimeEnergy Corporation, PrimeEnergy Management Corporation and
                  Bank One, Texas, National Association. (Incorporated herein by reference to Exhibit 10.7 to PrimeEnergy
                  Corporation Form 8-K dated April 26, 1995)

         10.7.1   First Amendment to Credit Agreement Among PrimeEnergy Corporation and PrimeEnergy Management Corporation, as
                  Borrowers, Bank One, Texas, National Association, as Agent, and the Lenders Signatory Hereto, effective as of
                  October 6, 1995. (Incorporated herein by reference to Exhibit 10.7.1 to PrimeEnergy Corporation Form 10-KSB for
                  the year ended December 31, 1995)

         10.7.2   Second Amendment to Credit Agreement Among PrimeEnergy Corporation and PrimeEnergy Management Corporation, as
                  Borrowers, Bank One, Texas, National Association, as Agent, and the Lenders Signatory Hereto, effective as of
                  February 6, 1997. (Incorporated by reference to Exhibit 10.7.2 of PrimeEnergy Corporation Form 10-KSB for the year ended December 31, 1996)

         10.7.3   Third Amendment to Credit Agreement Among PrimeEnergy Corporation and PrimeEnergy Management Corporation, as
                  Borrowers, Bank One, Texas, National Association, as Agent, and the Lenders Signatory Hereto, effective as of
                  January 2, 1998 (Incorporated by reference to Exhibit 10.7.3 of PrimeEnergy Corporation Form 10-KSB for the year ended December 31, 1997)

         10.8     Mortgage, Deed or Trust, Indenture, Security Agreement, Financing Statement and Assignment of Production dated May
                  27, 1994, as ratified and amended April 26, 1995, between PrimeEnergy Corporation, PrimeEnergy Management
                  Corporation and Bank One, Texas, National Association. (Incorporated by reference to Exhibit 10.8 of PrimeEnergy
                  Corporation Form 8-K dated April 26, 1995)

         10.17    Amended Marketing Agreement between PrimeEnergy Management Corporation and Charles E. Drimal, Jr. (Incorporated
                  herein by reference to Exhibit 10.17 of PrimeEnergy Corporation Form 10-KSB for the year ended December 31, 1994)
                  (1)

         10.18    Composite copy of Non-Statutory Option Agreements. (Incorporated by reference to Exhibit 10.18 of PrimeEnergy
                  Corporation Form 10-KSB for the year ended December 31, 1997) (1)

         10.19    Purchase and Sale Agreement dated as of May 7, 1996, by and between Internationale Nederlanden (U.S.) Capital
                  Corporation and PrimeEnergy Corporation (Incorporated herein by reference to Exhibit 10.19 to PrimeEnergy
                  Corporation Form 8-K dated May 29, 1996)

         10.20    Assignment, Conveyance and Bill of Sale dated as of May 7, 1996, by Saratoga Resources, Inc., a Texas corporation, et al., to PrimeEnergy Corporation (Incorporated herein by reference to Exhibit 10.20 to PrimeEnergy Corporation
                  Form 8-K dated May 29, 1996)

         21       Subsidiaries. (filed herewith)

         22       Consent of Ryder Scott Company. (filed herewith)

         27       Financial Data Schedule. (filed herewith)

-----------

(1) Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-KSB.

         (b)      Reports on Form 8-K:

                  No reports on Form 8-K have been filed during the last quarter of the year covered by this Report.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 1999.


                                        PrimeEnergy Corporation


                                        By:  /s/ CHARLES E. DRIMAL, JR.

                                             -----------------------------------
                                             Charles E. Drimal, Jr.
                                             President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 30th day of March, 1999.


/s/CHARLES E. DRIMAL, JR.        Director and President;                             /s/ JARVIS K. SLADE              Director
-----------------------------    The Principal Executive Officer                     -----------------------------
Charles E. Drimal, Jr.                                                               Jarvis J. Slade

/s/ BEVERLY A. CUMMINGS          Director, Vice President and Treasurer;             /s/ JAN K. SMEETS                 Director
-----------------------------    The Principal Financial and Accounting Officer      -----------------------------
Beverly A. Cummings                                                                  Jan K. Smeets

                                                                                     /s/ GAINES WEHRLE                 Director
                                 Director, and Vice President                        -----------------------------
-----------------------------                                                        Gaines Wehrle
Bennie H. Wallace, Jr.
                                                                                     /s/ MICHAEL WEHRLE                Director
/s/ SAMUEL R. CAMPBELL           Director                                            -----------------------------
-----------------------------                                                        Michael Wehrle
Samuel R. Campbell

/s/ JAMES E. CLARK               Director
-----------------------------
James E. Clark

/s/ MATTHIAS ECKENSTEIN          Director
-----------------------------
Matthias Eckenstein

                                 Director
-----------------------------
H. Gifford Fong

/s/ THOMAS S.T. GIMBEL           Director
-----------------------------
Thomas S.T. Gimbel

/s/ CLINT HURT                   Director
-----------------------------
Clint Hurt

                                 Director
-----------------------------
Robert de Rothschild

                          INDEX TO FINANCIAL STATEMENTS

Financial Statements (Included herein at pages F-1 through F-25):

Report of Independent Public Accountants, F-2

Financial Statements:

         Consolidated Balance Sheets -- December 31, 1998 and 1997, F-3

         Consolidated Statements of Operations -- for the years ended December 31, 1998 and 1997, F-5

         Consolidated Statements of Stockholders' Equity -- for the years ended December 31, 1998 and 1997, F-6

         Consolidated Statements of Cash Flows -- for the years ended December 31, 1998 and 1997, F-7

         Notes to Consolidated Financial Statements, F-8


         Supplementary Information: F-19

                  Capitalized Costs Relating to Oil and Gas Producing Operations, December 31, 1998 and 1997, F-20

                  Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities, years ended December 31, 1998 and 1997, F-20

                  Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas reserves, years ended December 31, 1998 and 1997, F-21

                  Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil an Gas Reserves, years ended December 31, 1998 and 1997, F-22

                  Reserve Quantity Information, years ended December 31, 1998 and 1997, F-23

                  Results of Operations from Oil and Gas Producing Activities, years ended December 31, 1998 and 1997, F-24

                  Notes to Supplementary Information, F-25

                         PUSTORINO, PUGLISI, & CO., LLP

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of PrimeEnergy Corporation:

We have audited the accompanying consolidated balance sheets of PrimeEnergy Corporation and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PrimeEnergy Corporation and Subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

 /s/ PUSTORINO, PUGLISI & CO., LLP
Pustorino, Puglisi & Co., LLP
New York, New York
March 30, 1999

                    PrimeEnergy Corporation and Subsidiaries

             Consolidated Balance Sheets, December 31, 1998 and 1997






                                                             1998            1997
                                                          ------------    ------------
ASSETS:
Current assets:
     Cash and cash equivalents                            $  1,167,000    $  2,987,000
     Restricted cash and cash
        equivalents (Note 12)                                1,080,000         885,000
     Accounts receivable, net (Note 3)                       2,890,000       4,480,000
     Due from related parties (less allowance for
        doubtful accounts of $800,000 in 1998
        and 1997) (Note 11)                                  2,952,000       2,454,000
     Prepaid expenses                                           79,000         107,000
     Other current assets                                      351,000         175,000
     Deferred income taxes (Notes 1 and 9)                      18,000         121,000
                                                          ------------    ------------
         Total current assets                                8,537,000      11,209,000
                                                          ------------    ------------

Property and equipment, at cost (Notes 1 and 2):
     Oil and gas properties (successful
       efforts method):
         Developed                                          40,582,000      41,427,000
         Undeveloped                                         1,284,000         231,000
     Furniture, fixtures and equipment
       including leasehold improvements                      6,571,000       5,757,000
                                                          ------------    ------------
                                                            48,437,000      47,415,000
     Accumulated depreciation and depletion                (29,310,000)    (24,885,000)
                                                          ------------    ------------
       Net property and equipment                           19,127,000      22,530,000
                                                          ------------    ------------

Other assets (Note 11)                                         622,000         604,000
Due from affiliates (Note 11)                                  325,000         325,000
                                                          ------------    ------------
       Total assets                                       $ 28,611,000    $ 34,668,000
                                                          ============    ============

















               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    PrimeEnergy Corporation and Subsidiaries

             Consolidated Balance Sheets, December 31, 1998 and 1997








                                                                   1998            1997
                                                               ------------    ------------
LIABILITIES and STOCKHOLDERS' EQUITY:
Current liabilities:
     Accounts payable (Note 14)                                $  6,315,000    $  6,333,000
     Accrued liabilities:
       Payroll, Benefits and Related Items                          552,000         530,000
       Taxes (Notes 1 and 9)                                           --            27,000
       Interest and other                                           832,000         646,000
     Due to related parties (Note 11)                               731,000       1,389,000
                                                               ------------    ------------
       Total current liabilities                                  8,430,000       8,925,000
                                                               ------------    ------------

Long-term bank debt (Note 4)                                     16,505,000      18,865,000
Deferred income taxes (Notes 1 and 9)                                57,000         262,000
                                                               ------------    ------------
       Total liabilities                                         24,992,000      28,052,000
                                                               ------------    ------------

Stockholders' equity:
     Preferred stock, $.10 par, authorized
       10,000,000 shares; none issued                                  --              --
     Common stock, $.10 par value, authorized
       15,000,000 shares; issued 7,607,970 in 1998 and
       7,597,970 in 1997                                            761,000         760,000
     Paid in capital                                             10,902,000      10,888,000
     Retained earnings (accumulated deficit)                       (721,000)        971,000
                                                               ------------    ------------
                                                                 10,942,000      12,619,000
     Treasury stock, at cost, 3,158,376
       common shares in 1998 and 2,989,161
       common shares in 1997                                     (7,323,000)     (6,003,000)
                                                               ------------    ------------
       Total stockholders' equity                                 3,619,000       6,616,000
                                                               ------------    ------------
         Total liabilities and equity                          $ 28,611,000    $ 34,668,000
                                                               ============    ============



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    PrimeEnergy Corporation and SUBSIDIARIES

                      Consolidated Statements of Operations

                 for the years ended December 31, 1998 and 1997


                                                                         1998            1997
                                                                    ------------    ------------
Revenue:
     Oil and gas sales                                              $ 11,354,000    $ 15,403,000
     District operating income                                        10,945,000      11,083,000
     Administrative revenue (Note 11)                                  1,723,000       1,684,000
     Reporting and management fees (Note 11)                             301,000         322,000
     Interest income                                                     139,000         138,000
     Other income                                                        333,000          95,000
                                                                    ------------    ------------
                                                                      24,795,000      28,725,000
                                                                    ------------    ------------

Costs and expenses:
     Lease operating expense                                           6,695,000       7,035,000
     District operating expense                                        8,265,000       8,365,000
     Depreciation and depletion of
       oil and gas properties                                          6,038,000       5,895,000
     General and administrative expense                                2,899,000       3,028,000
     Exploration costs                                                 1,706,000       2,411,000
     Interest expense (Note 4)                                         1,337,000       1,149,000
                                                                    ------------    ------------
                                                                      26,940,000      27,883,000
                                                                    ------------    ------------
     Income (loss) from operations                                    (2,145,000)        842,000

Other income:
Gain on sale and exchange of assets                                      270,000         294,000
                                                                    ------------    ------------
     Income (loss) before provision (benefit) for income taxes        (1,875,000)      1,136,000

(Benefit) provision for income taxes                                    (183,000)        112,000
                                                                    ------------    ------------
               Net income (loss)                                    $ (1,692,000)   $  1,024,000
                                                                    ============    ============


Basic net income (loss) per common share (Notes 1 and 15)           $      (0.38)   $       0.22
                                                                    ============    ============
Diluted net income (loss) per common share (Notes 1 and 15)         $      (0.38)   $       0.19
                                                                    ============    ============







               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    PrimeEnergy Corporation and SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity

                 for the years ended December 31, 1998 and 1997


                                                                             Retained
                                                              Additional     Earnings                       Encumbered
                                        Common Stock            Paid In    (Accumulated     Treasury         Treasury
                                     Shares       Amount        Capital       Deficit)        Stock            Stock       Total
                                  -----------   -----------   -----------   -----------    -----------     -----------  -----------
Balance at December 31, 1996        7,597,970   $   760,000   $10,888,000   ($   53,000)   ($4,510,000)    ($ 621,000)  $ 6,464,000

Purchased 121,807 shares of
 common stock                                                                                 (872,000)                    (872,000)

Amortization of encumbered
 treasury stock  (Note 5)                                                                     (621,000)       621,000          --

Net income                                                                    1,024,000                                   1,024,000

                                  -----------   -----------   -----------   -----------    -----------     -----------  -----------
Balance at December 31, 1997        7,597,970       760,000    10,888,000       971,000     (6,003,000)          --       6,616,000

Purchased 169,215 shares of
 common stock                                                                               (1,320,000)                  (1,320,000)

Stock options exercised                10,000         1,000        14,000                                                    15,000

Net income (loss)                                                            (1,692,000)                                 (1,692,000)

                                                                                                                        -----------
Balance at December 31, 1998        7,607,970   $   761,000   $10,902,000   ($  721,000)   ($7,323,000)          --     $ 3,619,000
                                  ===========   ===========   ===========   ===========    ===========     ===========  ===========









               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    PrimeEnergy Corporation and SUBSIDIARIES

                      Consolidated Statements of CASH FLOWS

                 for the years ended December 31, 1998 and 1997


                                                                                       1998            1997
                                                                                   ------------    ------------
Cash flows from operating activities:
     Net income (loss)                                                             $ (1,692,000)   $  1,024,000
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
            Depreciation, depletion and amortization                                  6,994,000       6,795,000
            Gain on sale of properties                                                 (270,000)       (294,000)
            Provision of deferred income taxes                                         (102,000)         20,000
     Changes in assets and liabilities:
          Decrease in accounts receivable                                             1,590,000         572,000
          (Increase) in due from related parties                                       (498,000)       (270,000)
          (Increase) decrease in other assets                                          (204,000)         54,000
          Decrease in prepaid expenses                                                   28,000          43,000
          Increase (decrease) in accounts payable                                      (213,000)        814,000
          Increase (decrease) in accrued liabilities                                    181,000         (76,000)
          Increase (decrease) in due to related parties                                (658,000)         91,000
                                                                                   ------------    ------------
                 Net cash provided by operating activities                            5,156,000       8,773,000
                                                                                   ------------    ------------

Cash flows from investing activities:
     Proceeds from sale of properties and equipment                                   2,433,000       1,019,000
     Additions to property and equipment                                             (5,754,000)     (9,817,000)
     Decrease in notes receivable                                                        10,000          40,000
                                                                                   ------------    ------------
           Net cash used in investing activities                                     (3,311,000)     (8,758,000)
                                                                                   ------------    ------------

Cash flows from financing activities:
     Purchase of stock for treasury                                                  (1,320,000)     (1,493,000)
     Repayment of long-term bank debt and other long-term obligations               (33,221,000)    (36,252,000)
     Increase in long-term bank debt and other long-term obligations                 30,861,000      37,401,000
     Proceeds from exercised stock options                                               15,000            --
                                                                                   ------------    ------------
           Net cash used in financing activities                                     (3,665,000)       (344,000)
                                                                                   ------------    ------------
           Net decrease in cash                                                      (1,820,000)       (329,000)

Cash and cash equivalents, beginning of year                                          2,987,000       3,316,000
                                                                                   ------------    ------------
Cash and cash equivalents, end of year                                             $  1,167,000    $  2,987,000
                                                                                   ============    ============

Supplemental disclosures:
     Income taxes paid during the year                                             $     46,000    $     76,000
     Interest paid during the year                                                 $  1,346,000    $  1,164,000



There were no non-cash investing or financing activities during 1997 and 1998.







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

         The Company is engaged in the development, acquisition and production of oil and natural gas properties. The Company owns leasehold, mineral and royalty interests in producing and non-producing oil and gas properties across the continental United States, including Colorado, Kansas, Louisiana, Mississippi, Montana, Nebraska, Nevada, New Mexico, North Dakota, Oklahoma, Texas, Utah, West Virginia and Wyoming. The Company operates approximately 1,564 wells and owns non-operating interests in approximately 753 additional wells. Additionally, the Company provides well-servicing support operations, site-preparation and construction services for oil and gas drilling and re-working operations, both in connection with the Company's activities and providing contract services for third parties. The Company is publicly traded on the NASDAQ under the symbol "PNRG."

         The markets for the Company's products are highly competitive, as oil and gas are commodity products and prices depend upon numerous factors beyond the control of the Company, such as economic, political and regulatory developments and competition from alternative energy sources.

         Certain items on the prior year income statement have been reclassified to conform with current year classification.

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

         Property and Equipment

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

         All other property and equipment are carried at cost. Depreciation and depletion of oil and gas production equipment and properties are determined under the unit-of-production method based on estimated proved recoverable oil and gas reserves, primarily at a field level. Depreciation of all other equipment is determined under the straight-line method using various rates based on useful lives. The cost of assets and related accumulated depreciation is removed from the accounts when such assets are disposed of, and any related gains or losses are reflected in current earnings.

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


         Recently Issued Accounting Standards:

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and cannot be applied retroactively. The Company has not yet quantified the impacts of adopting SFAS No. 133 on its financial statements and has not determined the timing of or method of adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income". SFAS No. 130 requires the reporting of comprehensive income (non-owner changes in equity) and its components in the financial statements. In 1998, the Company did not have any equity changes from non-owner sources that would be classified as comprehensive income.



2.       SIGNIFICANT  ACQUISITIONS AND DISPOSITIONS

         1998

         Effective October 1, 1998, the Company sold 50% of its interest in the Ramrod field for $2,075,000. The Company recorded a gain of $150,000 on this sale. As part of this sale, the purchaser agreed to carry the Company in the drilling, and the first $400,000 spent completing, the St. Andrew No. 1 on this prospect. This well was drilled in the first quarter of 1999 and is currently being evaluated.

         During 1998, the Company organized a drilling program in which the Company, along with several joint venture partners, will participate in the drilling of six wells. As of December 31, 1998, the Company had incurred costs of $3,297,000 in connection with this program, including $1,355,000 in dry hole costs. It is expected that the Company will incur approximately $1,777,000 in additional costs in the first half of 1999 in connection with this program, including at least $325,000 in dry hole costs. As of the date of this report, two wells were successfully completed, one well was waiting on completion, two wells were dry holes, and one well was in the process of being drilled. Of the two wells which have been successfully completed, the first, the Francis Martin # 1, is currently producing at a rate of 14,000 Mcf of gas per day and 200 barrels of condensate per day. The Company owns a
         19.20 % working interest and 13.44 % net revenue interest in this property. The second, the Stutes, is producing at a rate of 180 barrels of oil and 560 Mcf of gas per day. The Company owns a 46.77% working interest and a 25.60% net revenue interest in this property.

         As more fully described in Note 7, the Company is committed to offer to repurchase the interests of the limited partners and trust unitholders in certain managed limited partnerships and trusts. During 1998, the Company purchased such interests in an amount totaling $831,000.

         1997

         San Juan Basin Property Divestment

         In April of 1997, the Company sold all of its interests in certain oil and gas producing properties located in the San Juan Basin to Chateau Oil and Gas, Inc. for the amount of $680,000 These properties are operated by others and consist of 151 gross (10.53 net) wells located in San Juan and Rio Arriba Counties, New Mexico. The Company owned an average of 9.18 percent working interest and 6.97 net revenue interest in these properties.

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

         During 1997, the Company repurchased $1,242,000 of interests in the trusts and partnerships of which it is manager.

3.       ACCOUNTS RECEIVABLE

         Accounts receivable at December 31, 1998 and 1997 consisted of the following:


                                                                            December 31,
                                                                ---------------------------------
                                                                    1998                 1997
                                                                -----------           -----------

             Joint interest billing                             $ 1,395,000           $ 1,601,000
             Trade receivables                                      264,000               213,000
             Oil and gas sales                                    1,287,000             2,630,000
             Other                                                   71,000                62,000
                                                                -----------           -----------
                                                                  3,017,000             4,506,000
                Less, allowance for doubtful accounts              (127,000)              (26,000)
                                                                -----------           -----------
                                                                $ 2,890,000           $ 4,480,000
                                                                ===========           ===========


4.      LONG-TERM BANK DEBT


        During 1997 and 1998, the Company was party to a line of credit agreement with a bank with a non-reducing borrowing base of $20 million. Twenty-five percent of the borrowing is syndicated to a second bank. During 1997, the agreement provided for interest at the bank's base rate as defined, or 2-1/4% over the London Inter-Bank Offered Rate (LIBO rate) for the interest period in question, payable at the end of the interest period. Effective January 2, 1998, the credit agreement was amended to implement an interest rate schedule that is based upon the aggregate principal amount of loans outstanding as a percentage of the borrowing base. The amendment provides for interest on outstanding borrowings at the bank's base rate, as defined, or from 1 1/2% to 2% over the LIBO rate depending upon the Company's utilization of the available line of credit.

        The average interest rates paid on outstanding borrowings subject to interest at the bank's base rate during 1998 and 1997 were 8.46% and 8.58%, respectively. During the same periods, the average rates paid on outstanding borrowings bearing interest based upon the LIBO rate were 7.69% and 8.04%. As of December 31, 1998 and 1997, the total outstanding borrowings were $16.5 million and $18.9 million, respectively, of which $14.3 million and $13.7 million accrued interest at the LIBO rate option.

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

        In February 1999, the credit agreement was revised to require that the $20 million borrowing base, reestablished on October 14, 1998, would begin reducing monthly by $300,000 beginning February 1, 1999.


5.      ENCUMBERED TREASURY STOCK

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

6.       COMMITMENTS

         Operating Leases:

         The Company has several noncancelable operating leases, primarily for rental of office space, that have a term of more than one year. Future minimum lease payments under operating leases are as follows:

                    1999                 $   476,000
                    2000                     466,000
                    2001                     483,000
                    2002                     430,000
                    2003                     373,000
                    Thereafter                22,000
                                         -----------
                                         $ 2,250,000
                                         ===========


7.       CONTINGENT LIABILITIES

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


8.       STOCK OPTIONS AND OTHER COMPENSATION

         In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. Such options are exercisable, on a cumulative basis, as to twenty percent of the shares subject to option in each year, beginning one year after the granting of the option. At December 31, 1998 and 1997, options on 802,500 shares were outstanding and exercisable at prices ranging from $1.00 to $1.25 per share.

         On January 27, 1983, the Company adopted the 1983 Incentive Stock Option Plan. At December 31, 1998 and 1997, options on 111,000 and 124,000 shares were exercisable at $1.50 per share, respectively, and no additional shares were available for granting.

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

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

9.       INCOME TAXES

         The components of the provision for income taxes for the year ended December 31, 1998 and 1997 are as follows:

                                                                   1998                     1997
                                                                ----------                ---------

                  Federal:
                      Current                                   $  (89,000)               $  28,000
                      Deferred                                     (11,000)                  11,000
                  State:
                      Current                                        7,000                   65,000
                      Deferred                                     (90,000)                   8,000
                                                                ----------                ---------
                  Total                                         $ (183,000)               $ 112,000
                                                                ==========                ========




         The components of net deferred tax assets (liabilities) are as follows:

                                                                                   December 31,              December 31,
                                                                                       1998                      1997
                                                                                   ------------              ------------

             Current assets:
                  Compensation and benefits                                        $    120,000              $    112,000
                  Allowance for doubtful accounts                                         9,000                     9,000
                  Less, valuation allowance                                            (111,000)

                                                                                   ------------              ------------
                                                                                         18,000                   121,000
                                                                                   ------------              ------------
             Noncurrent assets:
                  Depreciation                                                          836,000                   329,000
                  Due from related parties reserve                                      316,000                   316,000
                  Net operating loss carryforwards                                      862,000                   621,000
                  Percentage depletion carryforwards                                  1,033,000                 1,067,000
                  Alternative minimum tax credits                                       685,000                   757,000
                  Less, valuation allowance                                          (1,670,000)               (1,194,000)
                                                                                   ------------              ------------
                                                                                      2,062,000                 1,896,000
                                                                                   ------------              ------------
             Noncurrent liabilities:
                  Basis differences relating to limited partnerships                   (812,000)                 (837,000)
                  Depletion                                                          (1,307,000)               (1,321,000)
                                                                                   ------------              ------------
                                                                                     (2,119,000)               (2,158,000)
                                                                                   ------------              ------------
             Net deferred tax liabilities:                                         $    (39,000)             $   (141,000)
                                                                                   ============              ============

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

         The total provision for income taxes for the years ended December 31, 1998 and 1997 varies from the federal statutory tax rate as a result of the following:

                                                                                    December 31,               December 31,
                                                                                        1998                       1997
                                                                                    ------------               ------------

             Expected statutory tax rate                                                34.00%                    34.0%
             State income tax, net of federal benefit                                    4.67%                     6.4%
             Effect of utilizing net operating loss carryforwards                                                (11.0%)
             Percentage depletion                                                                                 (4.9%)
             Intangible drilling costs                                                                           (14.6%)
             Effect of valuation reserve against loss carryforwards                    (28.36)%
                                                                                       ------                     ----
                                                                                        10.31%                     9.9%
                                                                                       ======                     ====

         The Company incurred a federal net operating loss for both regular and alternative minimum tax purposes in 1998. Based on the carryback of this loss, the Company expects to receive refunds of approximately $72,000 in federal income taxes paid during the last three years. The amount of the 1998 net operating loss which will not be absorbed by the prior three years income will be approximately $1,070,000 and $565,000 for regular tax and alternative minimum tax respectively. This loss may be carried forward for 15 years. Additionally, the Company has net operating loss carryforwards from earlier years. Based upon a change in ownership, the amount of such losses which may be deducted for both regular and alternative minimum tax purposes limited to $365,000 in each of the years 1999 through 2002, at which time such loss carryforwards will expire.

         The Company has percentage depletion carryforwards of approximately $2,811,000 for regular tax purposes and $2,507,000 for alternative minimum tax purposes. The Company has approximately $685,000 in alternative minimum tax credit carryforwards.

         Both the percentage depletion deductions and the alternative minimum tax credits may be carried forward indefinitely for tax purposes.

10.      SEGMENT INFORMATION AND MAJOR CUSTOMERS

         The Company operates in one industry - oil and gas exploration, development and operation. The Company's oil and gas activities are entirely in the continental United States.

         The Company sells its oil and gas production to a number of purchasers. While the Company is not dependent on any one purchaser of its production, oil and gas revenue in 1998 and 1997 included sales to one purchaser for $2,061,000 and $3,627,000, respectively, which represented approximately 18% of the Company's total revenue from oil and gas sales in 1998, and 23% in 1997. In 1998, $1,192,000 of revenue was generated from sales to another purchaser, representing an additional 11% of the Company's total oil and gas revenue. In 1997, $1,592,000 of revenue from sales to a third purchaser represented 10% of the Company's total oil and gas revenue. The above sales were made under various contractual arrangements, some of which are month-to-month; however, the Company believes that these purchasers will continue to purchase oil and gas products and, if not, could be replaced by other purchasers.

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

11.      RELATED PARTY TRANSACTIONS

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

         In 1991, the Company loaned approximately $325,000 at 12% interest to a real estate limited partnership. During 1998 and 1997, the Company received several loan payments from the borrower, reducing the principal by approximately $10,000 in 1998 and $40,000 in 1997. This loan is secured by a second mortgage on the underlying real estate in the partnership and the Company received a 23% equity participation in the partnership. The loan agreement provides for interest payments on a quarterly basis provided the cash flow from operations of the limited partnership is sufficient to pay interest for the quarter. If cash flows are not sufficient, then the accrued interest is added to the principal. Amounts due, included in other non-current assets on the balance sheet, were $470,000 and $480,000 at December 31, 1998 and 1997, respectively.

         Due to related parties at December 31, 1998 and December 31, 1997 primarily represent receipts collected by the Company, as agent, from oil and gas sales net of expenses. The amount of such receipts due the affiliated partnerships was $731,000 and $1,389,000 at December 31, 1998 and 1997, respectively. Receivables from affiliates consist of reimbursable general and administrative costs, lease operating expenses and reimbursements for property acquisitions, development, and related costs.


12.      RESTRICTED CASH AND CASH EQUIVALENTS

         Restricted cash and cash equivalents includes $1,080,000 and $885,000 at December 31, 1998 and December 31, 1997, respectively, of cash primarily pertaining to unclaimed royalty payments. There were corresponding accounts payable recorded at December 31, 1998 and 1997 for these liabilities.


13.      SALARY DEFERRAL PLAN

         The Company maintains a salary deferral plan (the "Plan") in accordance with Internal Revenue Code Section 401(k), as amended. The Plan provides for discretionary and matching contributions which approximated $218,000 and $221,000 in 1998 and 1997, respectively.

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

14.      ACCOUNTS PAYABLE

         A summary of accounts payable at December 31, 1998 and 1997 is as follows:

                                                                                  1998                1997
                                                                                  ----                ----

         Payables to unaffiliated interests                                   $ 6,266,000          $  6,285,000
         Other                                                                     49,000                48,000
                                                                              -----------          ------------
                                                                              $ 6,315,000          $  6,333,000
                                                                              ===========          ============

15.      EARNINGS PER SHARE

         Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:

                                                       Year Ended                                  Year Ended
                                                    December 31, 1998                           December 31, 1997
                                                    -----------------                           -----------------
                                             Net       Number of       Per Share           Net         Number of       Per Share
                                            Loss         Shares          Amount          Income         Shares          Amount
                                            ----         ------          ------          ------         ------          ------

Net income (loss) per
   common share ...................    $ (1,692,000)    4,471,201      $  (0.38)       $ 1,024,000     4,664,957       $   0.22

Effect of dilutive
   securities:
   Options (1) ....................            --            --         --                    --         784,696          (0.03)
                                       ------------     ---------      --------        -----------     ---------       --------

Diluted net income
  (loss) per common
  share ...........................    $ (1,692,000)    4,471,201      $  (0.38)       $ 1,024,000     5,449,653       $   0.19
                                       ============     =========      ========        ===========     =========       ========

         (1) For the year ended December 31, 1998, the number of options excluded from diluted loss per common share calculations were 771,186, as the conversion of these would have had an anti-dilutive effect on net loss per share.

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

16.      SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                      Year Ended
                                     December 31,              Fourth              Third             Second            First
                                         1998                 Quarter             Quarter            Quarter         Quarter

Revenue                              $ 24,795,000           $ 5,837,000       $ 6,208,000       $ 6,573,000       $ 6,177,000

Operating income (loss)                (2,145,000)           (2,396,000)          (53,000)          219,000            85,000

Net income (loss)                      (1,692,000)           (2,037,000)           11,000           207,000           127,000

Net income (loss) per common
share                                       $(0.38)               $(0.46)            $.00              $.05            $.03

Diluted net income (loss) per
common share                                $(0.38)               $(0.46)            $.00              $.04            $.02


                                      Year Ended
                                     December 31,              Fourth               Third            Second            First
                                         1997                 Quarter             Quarter            Quarter         Quarter

Revenue                              $ 28,725,000           $ 7,554,000       $ 6,926,000       $ 6,837,000       $ 7,408,000

Operating income                          842,000               232,000           (37,000)           20,000           627,000

Net income                              1,024,000               260,000            50,000           130,000           584,000

Net income per common
share                                        $.22                  $.06              $.01              $.03            $.12

Diluted net income per
common share                                 $.19                  $.05              $.01              $.02            $.11

                            PRIMEENERGY CORPORATION AND SUBSIDIARIES

                                   SUPPLEMENTARY INFORMATION

                                             -----

                                          (UNAUDITED)

                     PRIMEENERGY CORPORATION and SUBSIDIARIES

         CAPITALIZED COSTS RELATING to OIL and GAS PRODUCING ACTIVITIES

                           December 31, 1998 and 1997

                                   (Unaudited)



                                                                                       1998                    1997
                                                                                       ----                    ----

Developed oil and gas properties                                                   $ 40,582,000            $ 41,427,000
Undeveloped oil and gas properties                                                    1,284,000                 231,000
                                                                                   ------------            ------------

                                                                                     41,866,000              41,658,000

Accumulated depreciation, depletion and valuation allowance                          25,077,000              21,397,000
                                                                                   ------------            ------------

         Net capitalized costs                                                     $ 16,789,000            $ 20,261,000
                                                                                   ============            ============



               COSTS INCURRED in OIL and GAS PROPERTY ACQUISTION,
                     EXPLORATION and DEVELOPMENT ACTIVITIES

                     Years ended December 31, 1998 and 1997

                                   (Unaudited)


                                                                                        1998                    1997
                                                                                        ----                    ----

Acquisition of properties:
         Developed                                                                  $   870,000             $ 1,345,000
         Undeveloped                                                                  1,310,000                 231,000

Exploration costs, excluding valuation allowance                                      1,484,000               2,411,000

Development costs                                                                     2,718,000               7,079,000



              See accompanying notes to supplementary information.

                     PRIMEENERGY CORPORATION and SUBSIDIARIES

                    STANDARDIZED MEASURE of DISCOUNTED FUTURE
             NET CASH FLOWS RELATING to PROVED OIL and GAS RESERVES

                     years ended December 31, 1998 AND 1997

                                   (Unaudited)



                                                                                      1998                    1997
                                                                                      ----                    ----

Future cash inflows                                                            $  49,136,000              $ 62,024,000

Future production and development costs                                          (27,931,000)              (31,135,000)

Future income tax expenses                                                          (986,000)               (1,321,000)
                                                                               -------------              ------------

         Future net cash flows                                                    20,219,000                29,568,000

10% annual discount for estimated timing of cash flow                             (6,938,000)               (8,875,000)
                                                                               -------------              ------------
         Standardized measure of discounted
           future net cash flow                                                $  13,281,000              $ 20,693,000
                                                                               =============              ============




              See accompanying notes to supplementary information.

                     PRIMEENERGY CORPORATION and SUBSIDIARIES

                    STANDARDIZED MEASURE of DISCOUNTED FUTURE
                   NET CASH FLOWS and CHANGES THEREIN RELATING
                         to PROVED OIL and GAS RESERVES


                     years ended December 31, 1998 and 1997

                                   (Unaudited)


The following are the principal sources of change in the standardized measure of discounted future net cash flows during 1998 and 1997

                                                                                     1998                  1997
                                                                                     ----                  ----

Sales of oil and gas produced, net of production costs                          $  (4,659,000)        $ (8,450,000)
Net changes in prices and production costs                                         (8,728,000)          (4,735,000)
Extensions, discoveries and improved recovery,
         less recovery costs                                                        9,057,000            6,782,000
Revisions of previous quantity estimates                                           (3,482,000)          (3,082,000)
Reserves purchases, net of development costs                                          984,000            2,923,000
Net change in development costs                                                       (33,000)            (116,000)

Reserves sold                                                                      (3,527,000)          (2,007,000)


Accretion of discount                                                               2,069,000            3,064,000

Net change in income taxes                                                            769,000           (3,405,000)
Other                                                                                 138,000             (923,000)
                                                                                -------------         ------------

         Net change                                                                (7,412,000)          (9,949,000)

Standardized measure of discounted future net cash flow:

         Beginning of year                                                         20,693,000           30,642,000
                                                                                -------------         ------------
         End of year                                                            $  13,281,000         $ 20,693,000
                                                                                =============         ============




               See accompanying notes to supplementary information

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                          RESERVE QUANTITY INFORMATION

                     years ended December 31, 1998 and 1997

                                   (Unaudited)



                                                                         1998                               1997
                                                                -------------------------        ---------------------------
                                                                 Gas                Oil           Gas                  Oil
                                                                (Mcf)             (bbls.)        (Mcf)               (bbls.)
                                                                -----             -------        -----               -------

Proved developed and undeveloped reserves:
         Beginning of year                                    16,661,000     1,441,000          19,065,000       1,466,000
         Extensions, discoveries
            and improved recovery                              5,993,000        80,000           3,764,000         282,000
         Revisions of previous
            estimates                                         (1,125,000)     (103,000)         (1,731,000)       (121,000)
         Sales                                                (2,047,000)      (28,000)         (2,086,000)        (42,000)
         Purchases                                             1,480,000        87,000           1,550,000         133,000
         Production                                           (3,621,000)     (277,000)         (3,901,000)       (277,000)
                                                              ----------     ---------          -----------     -----------

         End of year                                          17,341,000     1,200,000          16,661,000       1,441,000
                                                              ==========     =========          ===========     ===========

Proved developed reserves                                     17,341,000     1,122,000          16,661,000       1,364,000
                                                              ==========     =========          ===========     ===========





               See accompanying notes to supplementary information

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

          RESULTS of OPERATIONS from OIL and GAS PRODUCING ACTIVITIES years ended December 31, 1998 and 1997

                                   (Unaudited)




                                                                                      1998                       1997
                                                                                      ----                       ----

Revenue:
         Oil and gas sales                                                       $ 11,354,000               $ 15,485,000
                                                                                 ------------               ------------

Costs and expenses:
         Lease operating expense                                                    6,695,000                  7,035,000
         Exploration costs                                                          1,706,000                  2,411,000
         Depreciation and depletion                                                 6,038,000                  5,895,000
         Income tax (benefit) expense                                                (183,000)                    10,000
                                                                                 ------------               ------------
                                                                                   14,256,000                 15,351,000
                                                                                 ------------               ------------

Results of operations from producing activities
    (excluding corporate overhead and interest costs)                            $ (2,902,000)              $    134,000
                                                                                 ============               ============







               See accompanying notes to supplementary information

                            PRIMEENERGY CORPORATION and SUBSIDIARIES

                               NOTES to SUPPLEMENTARY INFORMATION

                                          (Unaudited)



1.       PRESENTATION OF RESERVE DISCLOSURE INFORMATION

         Reserve disclosure information is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 69 ("SFAS 69"), "Disclosures About Oil and Gas Producing Activities".

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

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                       DESCRIPTION
-------                      -----------

21                   Subsidiaries

22                   Consent of Ryder Scott Company

27                   Financial Data Schedule