Form 10QSB
period 1999-03-31
PRIMEENERGY CORP
filed 1999-05-14
CIK 56868

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                     ________________________________

                                FORM 10-QSB

/X/   Quarterly Report under Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the Quarterly Period Ended March 31, 1999

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

The number of shares outstanding of each class of the Registrant's Common Stock as of May 12, 1999 was: Common Stock, $0.10 par value, 4,431,954 shares.

                        PrimeEnergy Corporation

                         Index to Form 10-QSB

                            March 31, 1999




Part I -  Financial Information

Consolidated Balance Sheets - March 31, 1999 and
December 31, 1998                                                   3-4

Consolidated Statements of Operations for the three months
ended March 31, 1999 and 1998                                         5

Consolidated Statement of Stockholders' Equity for the
three months ended March 31, 1999                                     6

Consolidated Statements of Cash Flows for the three months
ended March 31, 1999 and 1998                                         7

Notes to Consolidated Financial Statements                         8-16

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                         17-22


Part II - Other Matters                                              23

Signatures                                                           24













                        PrimeEnergy Corporation

                      Consolidated Balance Sheets

                 March 31, 1999 and December 31, 1998



                                             March 31,   December 31,
1999                                            1998
                                            (Unaudited)   (Audited)
ASSETS:
Current assets:
  Cash and cash equivalents                $  1,080,000  $ 1,167,000
  Restricted cash and cash
    equivalents (Note 2)                      1,279,000    1,080,000
  Accounts receivable (Note 3)                2,980,000    2,890,000
  Due from related parties (Note 8)           4,243,000    2,952,000
  Other current assets                          382,000       79,000
  Prepaid expenses                               39,000      351,000
  Deferred income taxes                          18,000       18,000
                                             ----------   ----------
      Total current assets                   10,021,000    8,537,000
                                             ----------   ----------

Property and equipment, at cost (Notes 1 and 4):
  Oil and gas properties (successful
    efforts method):
      Developed                              42,562,000   40,582,000
      Undeveloped                               521,000    1,284,000
  Furniture, fixtures and equipment
   including leasehold improvements           6,556,000    6,571,000
                                             ----------   ----------
                                             49,639,000   48,437,000
  Accumulated depreciation and depletion    (30,189,000) (29,310,000)
                                             ----------   ----------
    Net property and equipment               19,450,000   19,127,000
                                             ----------   ----------

Other assets                                    624,000      622,000
Due from affiliates                             325,000      325,000
                                             ----------   ----------
    Total assets                           $ 30,420,000  $28,611,000
                                             ==========   ==========




See accompanying notes to the consolidated financial statements.

                        PrimeEnergy Corporation

                      Consolidated Balance Sheets

                 March 31, 1999 and December 31, 1998



                                             March 31,   December 31,
                                               1999		     1998
                                            (Unaudited)   (Audited)
LIABILITIES and STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                         $  6,261,000  $ 6,315,000
  Accrued liabilities:
    Payroll, benefits and related items         691,000      552,000
    Interest and other                          912,000      832,000
  Due to related parties (Note 8)               355,000      731,000
                                             ----------   ----------
    Total current liabilities                 8,219,000    8,430,000
                                             ----------   ----------

Long-term bank debt (Note 5)                 19,075,000   16,505,000
Deferred income taxes (Note 1)                   18,000       57,000

Stockholders' equity:
  Preferred stock, $.10 par, authorized
    10,000,000 shares; none issued               --           --
  Common stock, $.10 par value, authorized
    15,000,000 shares; issued 7,607,970
    in 1999 and 1998                            761,000      761,000
  Paid in capital                            10,902,000   10,902,000
  Accumulated deficit                        (1,171,000)    (721,000)
                                             ----------   ----------
                                             10,492,000   10,942,000
  Treasury stock, at cost, 3,168,876
    common shares in 1999 and 3,158,376
    common shares in 1998                   (7,384,000)   (7,323,000)
                                             ----------   ----------
    Total stockholders' equity                3,108,000    3,619,000
                                             ----------   ----------
      Total liabilities and equity         $ 30,420,000  $28,611,000
                                             ==========   ==========



See accompanying notes to the consolidated financial statements.

                        PrimeEnergy Corporation

                 Consolidated Statements of Operations

              Three Months Ended March 31, 1999 and 1998
                              (Unaudited)



                                                 1999          1998
Revenue:
  Oil and gas sales                           $ 1,929,000  $ 2,907,000
  District operating income                     2,858,000    2,680,000
  Administrative revenue (Note 8)                 399,000      433,000
  Reporting and management fees (Note 8)           84,000       77,000
  Interest and other income                        44,000       80,000
                                               ----------   ----------
    Total revenue                               5,314,000    6,177,000
                                               ----------   ----------

Costs and expenses:
  Lease operating expense                       1,364,000    1,460,000
  District operating expense                    2,020,000    2,225,000
  Depreciation and depletion of
    oil and gas properties                        805,000    1,123,000
  General and administrative expense              621,000      826,000
  Exploration costs                               687,000       63,000
  Interest expense (Note 5)                       307,000      365,000
                                               ----------   ----------
    Total costs and expenses                    5,804,000    6,092,000
                                               ----------   ----------
Income (loss) from operations                   (490,000)       85,000
Gain on sale and exchange of assets                 3,000       30,000
                                               ----------   ----------
Net income (loss) before income taxes           (487,000)      145,000

(Benefit) provision for income taxes             (37,000)       18,000
                                               ----------   ----------
Net income (loss)                             $ (450,000) $    127,000
                                               ==========   ==========

Basic income (loss) per common
  share (Notes 1 and 9)                            $(0.10)       $0.03
                                                     ====         ====
Diluted income (loss) per common
  share (Notes 1 and 9)                            $(0.10)       $0.02
                                                     ====         ====


See accompanying notes to the consolidated financial statements.

                             PrimeEnergy Corporation

                 Consolidated Statement of Stockholders' Equity

                        Three Months Ended March 31, 1999



                                                    Additional
                                 Commom Stock         Paid In       Retained     Treasury
                              Shares      Amount      Capital       Earnings     Stock           Total
Balance at December 31, 1998  7,607,970   $761,000   $10,902,000      ($721,000) ($7,323,000)    $3,619,000

Purchased 10,500 shares of
 common stock                                                                        (61,000)       (61,000)

Net loss                                                               (450,000)                   (450,000)
                              ---------   --------   -----------      ----------  -----------     ----------
Balance at March 31, 1999     7,607,970   $761,000   $10,902,000    ($1,171,000) ($7,384,000)     $3,108,000
                              =========   ========   ===========     ===========  ===========     ==========












        See accompanying notes to the consolidated financial statements.


               Consolidated Statements of Cash Flows

            Three Months Ended March 31, 1999 and 1998
                            (Unaudited)


                                                1999         1998

Net cash provided by (used in)
  operating activities                        $(569,000)    $6,054,000
                                              ----------    ----------

Cash flows from investing activities:
  Capital Expenditures,
    including dry hole costs                 (2,035,000)    (2,754,000)
  Proceeds from sale of property
    and equipment                                 3,000        289,000
  Proceeds from payments on note receivable       5,000           --
                                             ----------     ----------
    Net cash (used in) investing
       activities                            (2,027,000)    (2,465,000)
                                              ----------     ----------

Cash flows from financing activities:
  Purchase of treasury stock                   (61,000)       (995,000)
  Increase in long-term bank debt and
    other long-term obligations               7,565,000      8,870,000
  Repayment of long-term bank debt and
    other long-term obligations              (4,995,000)    (8,885,000)
                                             ----------      ----------
    Net cash provided by (used in)
      financing activities                    2,509,000     (1,010,000)
                                             ----------     ----------

Net increase (decrease) in cash and cash
  equivalents                                   (87,000)     2,579,000

Cash and cash equivalents at the
      beginning of the period                 1,167,000      2,987,000
                                             ----------     ----------
Cash and cash equivalents at the
  end of the period                       $   1,080,000     $5,566,000
                                             ==========     ==========



 See accompanying notes to the consolidated financial statements.

                      PrimeEnergy Corporation

            Notes to Consolidated Financial Statements

                          March 31, 1999

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

    The Company is engaged in oil and gas exploration and drilling, and the development, acquisition and production of oil and natural gas properties. The Company owns leasehold, mineral and royalty interests in producing and non-producing oil and gas properties across the continental United States, primarily in Texas, Oklahoma, and West Virginia. The Company operates 1,564 wells and owns non-operating interests in 494 additional wells. Additionally, the Company provides well-servicing support operations, site preparation and construction services for oil and gas drilling and rework operations, both in connection with the Company's activities and in providing contract services for third parties. The Company is publicly traded on NASDAQ under the symbol "PNRG".

    The markets for the Company's products are highly competitive, as oil and gas are commodity products and prices depend upon numerous factors beyond the control of the Company, such as economic, political and regulatory developments and competition from alternative energy sources.

    Certain  items  on the prior year income and cash flow  statements
    have    been   reclassified   to   conform   with   current   year
    classification.

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

    Statements of cash flows-

    For purposes of the consolidated statements of cash flows, the Company considers short-term, highly liquid investments with original maturities of less than ninety days to be cash equivalents. Costs relating to the drilling of wells that ultimately result in dry holes, and are therefore written off to expense, are treated as investing activities.

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

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 requires companies to disclose comprehensive income and its components. The Company currently has no items of other comprehensive income and therefore SFAS 130 does not apply.

(2)  Restricted Cash and Cash Equivalents:

    Restricted cash and cash equivalents includes $1,279,000 and $1,080,000 at March 31, 1999 and December 31, 1998, respectively, of cash primarily pertaining to unclaimed royalty payments. There were corresponding accounts payable recorded at March 31, 1999 and December 31, 1998 for these liabilities.

(3)  Accounts Receivable

    Accounts receivable at March 31, 1999 and December 31, 1998 consisted of the following:


                                        March 31,       December 31,
                                          1999               1998

      Joint Interest Billing          $ 1,444,000       $ 1,395,000
      Trade Receivables                   453,000           264,000
      Oil and Gas Sales                 1,147,000         1,287,000
      Other                                63,000            71,000
                                        ---------         ---------
                                        3,107,000         3,017,000

      Less, Allowance for doubtful
       accounts                          (127,000)         (127,000)
                                        ---------         ---------
                                      $ 2,980,000       $ 2,890,000
                                        =========         =========


(4)  Property and equipment

    Property and equipment at March 31, 1999 and December 31, 1998 consisted of the following:

                                       March 31,        December 31,
                                         1999               1998

      Developed oil and gas
        properties at cost            $42,562,000       $40,582,000
      Undeveloped oil and gas
        properties at cost                521,000         1,284,000
      Less, accumulated depletion
        and depreciation              (25,881,000)      (25,077,000)
                                      ------------      ------------
                                       17,202,000        16,789,000
                                      ------------      ------------

      Furniture, fixtures and
        equipment                       6,556,000         6,571,000
      Less, accumulated depreciation   (4,308,000)       (4,233,000)
                                       ----------        ----------
                                        2,248,000         2,338,000
                                       ----------        ----------
      Total net property and
        equipment                     $19,450,000       $19,127,000
                                       ==========        ==========

5)  Long-Term Bank Debt

    During 1998 and 1999, the Company was party to a line of credit agreement with a bank with a non-reducing borrowing base of $20 million. In February 1999, the credit agreement was revised to require that the $20 million borrowing base, reestablished on October 14, 1998, would begin reducing monthly by $300,000 beginning February 1, 1999. Twenty-five percent of the borrowing is syndicated to a second bank. The credit agreement provides for interest on outstanding borrowings at the bank's base rate, as defined, payable monthly, or at rates ranging from 1 1/2% to 2% over the London Inter-Bank Offered Rate (LIBO rate) depending upon the Company's utilization of the available line of credit, payable at the end of the applicable interest period.

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

(7)  Stock Options and Other Compensation:

    In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. Such options are exercisable, on a cumulative basis, as to twenty percent of the shares subject to option in each year, beginning one year after the granting of the option. At March 31, 1999 and 1998, options on 802,500 shares were outstanding and exercisable at prices ranging from $1.00 to $1.25. On January 27, 1983, the Company adopted the 1983 Incentive Stock Option Plan. At March 31, 1999 and 1998, options on 111,000 shares were exercisable at $1.50 per share and no additional shares were available for granting.

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

    Due to related parties at March 31, 1999 and December 31, 1998 primarily represent receipts collected by the Company, as agent, from oil and gas sales net of expenses. Receivables from affiliates consist of reimbursable general and administrative costs, lease operating expenses and reimbursements for property acquisitions, development and related costs.

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



                             Three Months Ended                  Three Months Ended
                               March 31, 1999                      March 31, 1998

                        Net          Number of  Per Share    Net       Number of  Per Share
                        Income       Shares       Amount     Income    Shares     Amount
Net income (loss) per
  common share          $(450,000)   4,443,561   $(0.10)     $127,000  4,502,171  $0.03

Effect of dilutive
 securities: Options*        --          --        --            --      794,655  (0.01)
                        _________   __________  ______       ________  _________  _____

Diluted  net income
(loss) per common share $(450,000)   4,443,561   $(0.10)     $127,000   5,296,826 $0.02
                         ========   ==========    =====      ========   =========  =====



 * For the three months ended March 31, 1999, the number of options excluded from diluted loss per share calculations were 726,721 as the conversion of these would have had an anti-dilutive effect on net loss per share.

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


LIQUIDITY AND CAPITAL RESOURCES

The Company feels that it has the ability to generate sufficient amounts of cash to meet long-term liquidity needs, as well as debt service. The Company's goal is to generate increased cash flows by increasing its reserve base through continued acquisition, exploration and development. By increasing its reserve base, the Company's borrowing ability is increased due to additional properties available as collateral. Capital expenditures during 1999 were financed by borrowings and internally generated funds coupled with cash balances available at the prior year-end.

During 1998 and 1999, the Company was party to a line of credit agreement with a bank with a non-reducing borrowing base of $20 million. In February 1999, the credit agreement was revised to require that the $20 million borrowing base, reestablished on October 14, 1998, would begin reducing monthly by $300,000 beginning February 1, 1999. Twenty-five percent of the borrowing is syndicated to a second bank. The credit agreement provides for interest on outstanding borrowings at the bank's base rate, as defined, payable monthly, or at rates ranging from 1 1/2% to 2% over the London Inter-Bank Offered Rate (LIBO rate) depending upon the Company's utilization of the available line of credit, payable at the end of the applicable interest period.

Advances pursuant to the agreement are limited to the borrowing base as defined in the agreement. Most of the Company's oil and gas properties as well as certain receivables and equipment are pledged as security under this agreement. Under the Company's credit agreement, the Company is required to maintain, as defined, minimum current, tangible net worth, debt coverage and interest coverage ratios.

As of March 31, 1999, the Company had $19,075,000 outstanding against a line of credit of $19,400,000.

The Company spent approximately $1,903,000 on the acquisition, exploration and development of oil and gas properties in the first quarter of 1999, including $98,000 spent to repurchase limited partner interests from investors in the oil and gas partnerships.

The   Company  also  spent  approximately  $122,000  on  field  service equipment and $19,000 on computer hardware and software in the first quarter of 1999.

The Company spent $61,000 in the first quarter of 1999 to acquire treasury stock in open market transactions.

During 1998, the Company organized a 1998 Drilling Program which included participation by several joint venture partners. Six wells have been drilled as part of this program. As of the date of this report, two of the wells are producing, three wells have been determined to be dry holes, and one well is currently being evaluated. Substantially all of the costs associated with the three dry holes have been written off to expense as of March 31, 1999.

The Company is currently participating in the development of the Ramrod field in South East Texas. The Company was carried for it's share of drilling costs on the Saint Andrew # 1 well, but will be responsible for a portion of the completion costs, as well as it's share of the cost of a frac job to be performed. One zone on this well has established commercial production, and is hoped that a second zone will be productive after the frac job is completed. The Company also participated in the drilling of the Saint George # 2 well, for which it's share of costs will be approximately $1,300,000. There are currently plans to frac two zones on this well, and it is hoped that both of these zones will then produce in commercial quantities. The costs of these two wells had not been paid as of March 31, 1999.

Most of the Company's capital spending is discretionary and the ultimate level of spending will be dependent on the Company's assessment of the oil and gas business, the availability of capital, the number of oil and gas prospects, and oil and gas business opportunities in general.

RESULTS OF OPERATIONS

The Company had a loss of $450,000 for the three months ended March 31, 1999 as compared to income $127,000 in the first quarter of 1998. The 1999 loss is primarily attributable to extremely low oil and gas prices in the first quarter of 1999, and $687,000 in exploration costs incurred.

Oil and gas sales of $1,929,000 for the first quarter of 1999 represented a 34% decrease over sales in the first quarter of 1998. In the first quarter of 1999 average oil and gas prices were $10.87 per barrel and $1.89 per Mcf as compared to $13.94 per barrel and $2.19 per Mcf in the first quarter of 1998. First quarter 1999 production totaled 58,093 barrels of oil and 686,278 Mcf of gas as compared to 69,418 barrels of oil and 885,438 Mcf of gas during the comparable period in 1998.

In  November  1998, the Company sold one-half of its  interest  in  the
Ramrod property, and turned over operations of the property to the purchaser. In December, the most significant well on this property, the Saint George # 1, had to be shut in for remedial work and did not produce in significant quantities in the first quarter of 1999. Total production from the Ramrod property was 23,000 Mcf of gas and 100 barrels of oil in the first quarter of 1999 as compared to 89,000 Mcf of gas and 1,000 barrels of oil in 1998. The Saint George # 1 has since come back on line, but is producing at a lesser rate than before the remedial work was performed.

The Company's South Powderhorn property produced 85,000 Mcf of gas in the first quarter of 1999 as compared to 195,000 Mcf in 1998, due to a sharp natural decline curve on this property.

The Francis Martin # 1 well, which was drilled as part of the Company's 1998 drilling program, had first production on January 28th 1999, and contributed 92,000 Mcf to the Company's production in the first quarter of 1999. The Company owns a 13.44% revenue interest in this well, which is currently producing at a rate of over 14,000 Mcf per day. The Company's participation in this well was subject to a provision wherein its ownership interest is reduced at such time as it has received cash flow equal to it's capital costs expended on the well. It's interest is further reduced when additional levels of cash flow are met.

The Company has hedged its gas production for the months of June, July and August 1999, at a price of $2.36 per Mcf.

District operating income increased by $178,000, or 7%, between the first quarter of 1999 and the first quarter of 1998, primarily due to an increase in work performed for third parties.

Administrative revenue for the first quarter of 1999 declined by 8% as compared to 1998. Amounts received in both years from certain Partnerships are substantially less than the amounts allocable to those Partnerships under the Partnership agreements. The lower amounts reflect PEMC's efforts to limit costs incurred and the amounts allocated to the Partnerships.

Lease operating expense for the first quarter of 1999 declined by 7%, or $96,000, compared to the first quarter of 1998.

The Company receives reimbursement for costs incurred related to the evaluation, acquisition and development of properties in which interests are owned by its joint venture partners, related partnerships, and trusts. To the extent that these costs are expended at the district level, the reimbursements reduce total district operating expenses. To the extent such expenses are incurred by PEMC, such reimbursements reduce total general and administrative expenses. Such reimbursement totaled approximately $500,000 in the first quarter of 1999 as compared to $300,000 for the same period in 1998.

District operating expense decreased 9%, or $205,000 in the first quarter of 1999 as compared to the same period in 1998.

General and administrative expenses decreased by 25% in the first quarter of 1999 as compared to the same period in 1998.

The   lower  lease  operating,  district  operating  and  general   and
administrative expenses all relate to efforts by the Company to reduce costs in response to extremely low oil and gas prices.

Depreciation  and  depletion  of  oil  and  gas  properties   decreased
$318,000, or 28%, in the first quarter of 1999 as compared to the first quarter of 1998, primarily due to lower production.

Exploration costs were $687,000 in the first quarter of 1999 as compared to $63,000 during the same period in 1998. The 1999 costs consist primarily of the cost of two dry holes drilled as part of the Company's 1998 Drilling Program.

Interest   expense   during  the  first  quarter  of   1999   decreased
approximately 16% to $307,000 as average debt levels decreased.

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

Through 1998 and the first quarter of 1999 the Company has handled identifying, remediating and testing systems for Year 2000 compliance within the scope of routine upgrades and systems evaluations. The Company expects to complete the review of oil and gas operations exposure in the same manner, without incurring substantial additional costs. However, information resulting from the oil and gas operations review may indicate required expenditures not currently contemplated by the Company.

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


Item 6. EXHIBITS AND REPORTS ON FORM 8K

No reports on form 8K were filed by the Company during the three months ended March 31, 1999.





























SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        PrimeEnergy Corporation
                                        (Registrant)





May 12, 1999                       /s/  Charles E. Drimal,Jr.
   (Date)                               --------------------------
                                        Charles E. Drimal, Jr.
                                        President
                                        Principal Executive
                                        Officer






May 12, 1999                       /s/  Beverly A. Cummings
   (Date)                               --------------------------
                                        Beverly A. Cummings
                                        Executive Vice President
                                        Principal Financial and
										Accounting Officer