Form 10QSB
period 1999-06-30
PRIMEENERGY CORP
filed 1999-08-16
CIK 56868

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                     ________________________________

                                FORM 10-QSB

/X/   Quarterly Report under Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the Quarterly Period Ended June 30, 1999

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

The number of shares outstanding of each class of the Registrant's Common Stock as of August 12, 1999 was: Common Stock, $0.10 par value, 4,425,934 shares.

                        PrimeEnergy Corporation

                         Index to Form 10-QSB

                             June 30, 1999




Part I -  Financial Information

Consolidated Balance Sheets - June 30, 1999 and
December 31, 1998                                                   3-4

Consolidated Statements of Operations for the six months
ended June 30, 1999 and 1998                                          5

Consolidated Statements of Operations for the three months
ended June 30, 1999 and 1998                                          6

Consolidated Statement of Stockholders' Equity for the
six months ended June 30, 1999                                        7

Consolidated Statements of Cash Flows for the six months
ended June 30, 1999 and 1998                                          8

Notes to Consolidated Financial Statements                         9-16

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                         17-21


Part II - Other Matters                                              22

Signatures                                                           23

                        PrimeEnergy Corporation

                      Consolidated Balance Sheets

                  June 30, 1999 and December 31, 1998



                                              June 30,   December 31,
                                                1998		1999
                                            (Unaudited)   (Audited)
ASSETS:
Current assets:
  Cash and cash equivalents                $  1,060,000  $ 1,167,000
  Restricted cash and cash
    equivalents (Note 2)                      1,228,000    1,080,000
  Accounts receivable (Note 3)                3,929,000    2,890,000
  Due from related parties (Note 8)           3,949,000    2,952,000
  Other current assets                          389,000       79,000
  Prepaid expenses                              116,000      351,000
  Deferred income taxes                          18,000       18,000
                                             ----------   ----------
      Total current assets                   10,689,000    8,537,000
                                             ----------   ----------

Property and equipment, at cost (Notes 1 and 4):
  Oil and gas properties (successful
    efforts method):
      Developed                              44,531,000   40,582,000
      Undeveloped                               633,000    1,284,000
  Furniture, fixtures and equipment
   including leasehold improvements           6,667,000    6,571,000
                                             ----------   ----------
                                             51,831,000   48,437,000
  Accumulated depreciation and depletion    (31,873,000) (29,310,000)
                                             ----------   ----------
    Net property and equipment               19,958,000   19,127,000
                                             ----------   ----------

Other assets                                    622,000      622,000
Due from affiliates                             325,000      325,000
                                             ----------   ----------
    Total assets                           $ 31,594,000  $28,611,000
                                             ==========   ==========










See accompanying notes to the consolidated financial statements.

                        PrimeEnergy Corporation

                      Consolidated Balance Sheets

                  June 30, 1999 and December 31, 1998



                                              June 30,   December 31,
                                           		1998		1999
                                            (Unaudited)   (Audited)
LIABILITIES and STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                         $  6,833,000  $ 6,315,000
  Accrued liabilities:
    Payroll, benefits and related items         611,000      552,000
    Interest and other                          755,000      832,000
  Due to related parties (Note 8)             1,802,000      731,000
                                             ----------   ----------
    Total current liabilities                10,001,000    8,430,000
                                             ----------   ----------

Long-term bank debt (Note 5)                 18,500,000   16,505,000
Deferred income taxes (Note 1)                   18,000       57,000

Stockholders' equity:
  Preferred stock, $.10 par, authorized
    10,000,000 shares; none issued               --           --
  Common stock, $.10 par value, authorized
    15,000,000 shares; issued 7,607,970
    in 1999 and 1998                            761,000      761,000
  Paid in capital                            10,902,000   10,902,000
  Accumulated deficit                        (1,169,000)    (721,000)
                                             ----------   ----------
                                             10,494,000   10,942,000
  Treasury stock, at cost, 3,176,036
    common shares in 1999 and 3,158,376
    common shares in 1998                    (7,419,000)  (7,323,000)
                                             ----------   ----------
    Total stockholders' equity                3,075,000    3,619,000
                                             ----------   ----------
      Total liabilities and equity         $ 31,594,000  $28,611,000
                                             ==========   ==========










See accompanying notes to the consolidated financial statements.

                        PrimeEnergy Corporation

                 Consolidated Statements of Operations

                Six Months Ended June 30, 1999 and 1998
                              (Unaudited)

                                                 1999          1998
Revenue:
  Oil and gas sales                           $ 4,471,000  $ 5,993,000
  District operating income                     5,862,000    5,545,000
  Administrative revenue (Note 8)                 845,000      850,000
  Reporting and management fees (Note 8)          156,000      146,000
  Interest and other income                       102,000      216,000
                                               ----------   ----------
    Total revenue                              11,436,000   12,750,000
                                               ----------   ----------

Costs and expenses:
  Lease operating expense                       2,727,000    3,226,000
  District operating expense                    4,237,000    4,305,000
  Depreciation and depletion of
    oil and gas properties                      2,237,000    2,429,000
  General and administrative expense            1,251,000    1,646,000
  Exploration costs                               821,000       95,000
  Interest expense (Note 5)                       656,000      713,000
                                               ----------   ----------
    Total costs and expenses                   11,929,000   12,414,000
                                               ----------   ----------
Income (loss) from operations                   (493,000)      336,000
Gain on sale and exchange of assets                14,000       35,000
                                               ----------   ----------
Net income (loss) before income taxes           (479,000)      371,000

(Benefit) provision for income taxes             (31,000)       37,000
                                               ----------   ----------
Net income (loss)                             $ (448,000) $    334,000
                                               ==========   ==========

Basic income (loss) per common
  share (Notes 1 and 9)                           $(0.10)        $0.07
                                                    ====          ====
Diluted income (loss) per common
  share (Notes 1 and 9)                           $(0.10)        $0.06
                                                    ====          ====








See accompanying notes to the consolidated financial statements.

                        PrimeEnergy Corporation

                 Consolidated Statements of Operations

               Three Months Ended June 30, 1999 and 1998
                              (Unaudited)



                                                 1999          1998
Revenue:
  Oil and gas sales                           $ 2,542,000  $ 3,086,000
  District operating income                     3,004,000    2,865,000
  Administrative revenue (Note 8)                 446,000      417,000
  Reporting and management fees (Note 8)           71,000       69,000
  Interest and other income                        57,000      136,000
                                               ----------   ----------
    Total revenue                               6,120,000    6,573,000
                                               ----------   ----------

Costs and expenses:
  Lease operating expense                       1,362,000    1,766,000
  District operating expense                    2,217,000    2,080,000
  Depreciation and depletion of
    oil and gas properties                      1,432,000    1,306,000
  General and administrative expense              629,000      819,000
  Exploration costs                               134,000       32,000
  Interest expense (Note 5)                       349,000      349,000
                                               ----------   ----------
    Total costs and expenses                    6,123,000    6,352,000
                                               ----------   ----------
Income (loss) from operations                     (3,000)      221,000
Gain on sale and exchange of assets                11,000        5,000
                                               ----------   ----------
Net income before income taxes                      8,000      226,000

Provision for income taxes                          7,000       19,000
                                               ----------   ----------
Net income                                    $     1,000 $    207,000
                                               ==========   ==========

Basic income per common
  share (Notes 1 and 9)                             $0.00        $0.05
                                                     ====         ====
Diluted income per common
  share (Notes 1 and 9)                             $0.00        $0.04
                                                     ====         ====







See accompanying notes to the consolidated financial statements.

                             PrimeEnergy Corporation

                 Consolidated Statement of Stockholders' Equity

                         Six Months Ended June 30, 1999





                                                      Additional
                                 Commom Stock         Paid In       Retained     Treasury
                              Shares      Amount      Capital       Earnings     Stock           Total
Balance at December 31, 1998  7,607,970   $761,000   $10,902,000      ($721,000) ($7,323,000)    $3,619,000

Purchased 17,660 shares of
 common stock                                                                        (96,000)       (96,000)

Net loss                                                               (448,000)                   (448,000)
                              ---------   --------   -----------      ----------  -----------     ----------
Balance at June 30, 1999      7,607,970   $761,000   $10,902,000    ($1,169,000) ($7,419,000)    $3,075,000
                              =========   ========   ===========     ===========  ===========     ==========










        See accompanying notes to the consolidated financial statements.

                      PrimeEnergy Corporation

               Consolidated Statements of Cash Flows

              Six Months Ended June 30, 1999 and 1998
                            (Unaudited)


                                                1999         1998

Net cash provided by operating
  activities                              $  2,637,000 $   3,134,000
                                             ----------   ----------

Cash flows from investing activities:
  Capital Expenditures,
    including dry hole costs                 (4,690,000)  (2,608,000)
  Proceeds from sale of property
    and equipment                                37,000      295,000
  Proceeds from payments on note receivable      10,000        --
                                             ----------   ----------
    Net cash (used in) investing
       activities                            (4,643,000)  (2,313,000)
                                             ----------   ----------

Cash flows from financing activities:
  Purchase of treasury stock                    (96,000)  (1,218,000)
  Increase in long-term bank debt and
    other long-term obligations              12,255,000   16,415,000
  Repayment of long-term bank debt and
    other long-term obligations             (10,260,000) (16,630,000)
  Proceeds from exercised stock options           --          15,000
                                             ----------   ----------
    Net cash provided by (used in)
      financing activities                    1,899,000   (1,418,000)
                                             ----------   ----------

Net decrease in cash and cash
  equivalents                                  (107,000)    (597,000)

Cash and cash equivalents at the
  beginning of the period                     1,167,000    2,987,000
                                             ----------   ----------
Cash and cash equivalents at the
  end of the period                       $   1,060,000 $  2,390,000
                                             ==========   ==========






 See accompanying notes to the consolidated financial statements.

                      PrimeEnergy Corporation

            Notes to Consolidated Financial Statements

                           June 30, 1999

(1)  Description of Operations and Significant Accounting Policies:

     Nature of Operations-

     PrimeEnergy Corporation ("PEC"), a Delaware corporation, was organized in March 1973. PrimeEnergy Management Corporation ("PEMC"), a wholly-owned subsidiary, acts as the Company, providing administration, accounting and tax preparation services for 53 private and publicly-held limited partnerships and trusts (the "Partnerships"). PEC owns Eastern Oil Well Service Company ("EOWSC") and Southwest Oilfield Construction Company ("SOCC"), both of which perform oil and gas field servicing. PEC also owns Prime Operating Company ("POC") which serves as operator for most of the producing oil and gas properties owned by the Company and affiliated entities. PrimeEnergy Corporation and its wholly-owned subsidiaries are herein referred to as the "Company".

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

     Income per share-

     Income per share of common stock has been computed based on the weighted average number of common shares and common stock equivalents outstanding during the respective periods in accordance with SFAS No. 128, "Earnings per Share".

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

     Recently Issued Accounting Standards-

     In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137 ("SFAS No. 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. In accordance with the issuance of SFAS No.137, the Company will be required to adopt the provisions of SFAS No. 133 no later than the beginning of fiscal year 2001. The Company has not yet quantified the impacts of adopting SFAS No. 133 on its financial statements and has not determined the timing of or method of adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.

(2)  Restricted Cash and Cash Equivalents:

     Restricted cash and cash equivalents includes $1,228,000 and $1,080,000 at June 30, 1999 and December 31, 1998, respectively, of cash primarily pertaining to unclaimed royalty payments. There were corresponding accounts payable recorded at June 30, 1999 and December 31, 1998 for these liabilities.

(3)  Accounts Receivable

     Accounts receivable at June 30, 1999 and December 31, 1998 consisted of the following:

                                        June 30,       December 31,
                                          1999               1998

      Joint Interest Billing          $ 1,733,000       $ 1,395,000
      Trade Receivables                   466,000           264,000
      Oil and Gas Sales                 1,826,000         1,287,000
      Other                                31,000            71,000
                                        ---------         ---------
                                        4,056,000         3,017,000

      Less, Allowance for doubtful
       accounts                          (127,000)         (127,000)
                                        ---------         ---------
                                      $ 3,929,000       $ 2,890,000
                                        =========         =========


(4)  Property and equipment

     Property and equipment at June 30, 1999 and December 31, 1998 consisted of the following:

                                       June 30,        December 31,
                                         1999               1998

      Developed oil and gas
        properties at cost            $44,531,000       $40,582,000
      Undeveloped oil and gas
        properties at cost                633,000         1,284,000
      Less, accumulated depletion
        and depreciation              (27,313,000)      (25,077,000)
                                      ------------      ------------
                                       17,851,000        16,789,000
                                      ------------      ------------

      Furniture, fixtures and
        equipment                       6,667,000         6,571,000
      Less, accumulated depreciation   (4,560,000)       (4,233,000)
                                       ----------        ----------
                                        2,107,000         2,338,000
                                       ----------        ----------
      Total net property and
        equipment                     $19,958,000       $19,127,000
                                       ==========        ==========

(5)  Long-Term Bank Debt

     During 1998 and 1999, the Company was party to a line of credit agreement with a bank with a non-reducing borrowing base of $20 million. In February 1999, the credit agreement was revised to require that the $20 million borrowing base, reestablished on October 14, 1998, would begin reducing monthly by $300,000 beginning February 1, 1999. As of June 30, 1999, the outstanding borrowings of $18,500,000 agreed to the amount of the borrowing base.

     The credit agreement provides for interest on outstanding borrowings at the bank's base rate, as defined, payable monthly, or at rates ranging from 1.5% to 2% over the London Inter-Bank Offered Rate (LIBO rate) depending upon the Company's utilization of the available line of credit, payable at the end of the applicable interest period.

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


(6)  Contingent Liabilities:

     PEMC, as Company of the affiliated partnerships and trusts (the "Partnerships"), is responsible for all Partnership activities, including the review and analysis of oil and gas properties for acquisition, the drilling of development wells and the production and sale of oil and gas from productive wells. PEMC also provides the administration, accounting and tax preparation work for the Partnerships. PEMC is liable for all debts and liabilities of the affiliated Partnerships, to the extent that the assets of a given limited Partnership are not sufficient to satisfy its obligations.

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

(7)  Stock Options and Other Compensation:

     In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. Such options are exercisable, on a cumulative basis, as to twenty percent of the shares subject to option in each year, beginning one year after the granting of the option. At June 30, 1999 and 1998, options on 802,500 shares were outstanding and exercisable at prices ranging from $1.00 to
     $1.25. On January 27, 1983, the Company adopted the 1983 Incentive Stock Option Plan. At June 30, 1999 and 1998, options on 111,000 and 112,000 shares were exercisable at $1.50 per share, respectively, and no additional shares were available for granting.

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

 (8) Related Party Transactions:

     PEMC is a general partner in several oil and gas Partnerships in which certain directors have limited and general partnership interests. A substantial portion of the assets and revenues of PEMC are derived from its interests in the oil and gas properties owned by the Partnerships. As the Company in each of the Partnerships, PEMC receives approximately 5% to 12% of the net revenues of each Partnership as a carried interest in the Partnerships' properties.

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

     Due to related parties at June 30, 1999 and December 31, 1998 primarily represent receipts collected by the Company, as agent, from oil and gas sales net of expenses. Receivables from affiliates consist of reimbursable general and administrative costs, lease operating expenses and reimbursements for property acquisitions, development and related costs.

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

                              Six Months Ended                  Six Months Ended
                               June 30, 1999                      June 30, 1998

                        Net          Number of  Per Share    Net       Number of  Per Share
                        Loss         Shares     Amount       Income    Shares     Amount
Net income (loss) per
  common share          $(448,000)   4,443,368   $(0.10)     $334,000  4,486,215  $0.07
Effect of dilutive
 securities: Options*        --          --        --            --      780,092  (0.01)
                        _________   __________  ______       ________  _________  _____
Diluted  net income
(loss) per common share $(448,000)   4,438,368   $(0.10)     $334,000   5,266,307 $0.06
                         ========   ==========    =====      ========   =========  =====

     * For the six months ended June 30,1999, the number of options excluded from diluted loss per common share calculations were 715,323 as the conversion of these would have an anti-dilutive effect on net loss per share.


                             Three Months Ended                  Three Months Ended
                               June 30, 1999                      June 30, 1998

                        Net          Number of  Per Share    Net       Number of  Per Share
                        Income       Shares       Amount     Income    Shares     Amount
Net income per
  common share          $   1,000    4,443,241   $ 0.00      $207,000  4,470,434  $0.05
Effect of dilutive
 securities: Options**        --       702,877     0.00           --     774,134  (0.01)
                        _________   __________   ______      ________  _________  _____
Diluted  net income
 per common share       $   1,000    5,136,118   $ 0.00      $207,000  5,244,568  $0.04
                         ========   ==========    =====      ========  =========  =====

Item   2.     MANAGEMENT'S   DISCUSSION  AND  ANALYSIS   OF   FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

This  discussion  should  be  read in conjunction  with  the  financial statements of the Company and notes thereto. The Company's subsidiaries are defined in Note 1 of the financial statements. PEMC is the Company or managing trustee in several Limited Partnerships and Trusts (collectively, the "Partnerships").


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

During 1998 and 1999, the Company was party to a line of credit agreement with a bank with a non-reducing borrowing base of $20 million. In February 1999, the credit agreement was revised to require that the $20 million borrowing base, reestablished on October 14, 1998, would begin reducing monthly by $300,000 beginning February 1, 1999. The credit agreement provides for interest on outstanding borrowings at the bank's base rate, as defined, payable monthly, or at rates ranging from 1.5% to 2% over the London Inter-Bank Offered Rate (LIBO rate) depending upon the Company's utilization of the available line of credit, payable at the end of the applicable interest period.

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

As of June 30, 1999, the Company had fully utilized its credit line of $18,500,000.

The Company spent approximately $4,118,000 on the acquisition, exploration and development of oil and gas properties in the first half of 1999, including $413,000 spent to repurchase limited partner interests from investors in the oil and gas partnerships.

The   Company  also  spent  approximately  $196,000  on  field  service equipment and $66,000 on computer hardware and software in the first half of 1999.

The Company spent $96,000 in the first half of 1999 to acquire treasury stock in open market transactions.

During 1998, the Company organized a 1998 Drilling Program which included participation by several joint venture partners. Six wells have been drilled as part of this program. As of the date of this report, two of the wells are producing, one well is currently awaiting hookup, and three wells have been determined to be dry holes. Substantially all of the costs associated with the three dry holes have been written off to expense as of June 30, 1999.

The Company is currently participating in the development of the Ramrod field in southeast Texas. The Company was carried for its share of drilling costs on the Saint Andrew #1 well, but will be responsible for a portion of the completion costs, as well as its share of the cost of frac jobs to be performed. The Company also participated in the drilling of the Saint George #2 well. It is not known at this time whether these wells will produce in commercial quantities. The Company has spent $1,210,000 on the development of this field in the first six months of 1999 and expects to spend another $1,306,000 in the third quarter of 1999.

Most of the Company's capital spending is discretionary and the ultimate level of spending will be dependent on the Company's assessment of the oil and gas business, the availability of capital, the number of oil and gas prospects, and oil and gas business opportunities in general.

RESULTS OF OPERATIONS

The Company had a loss of $448,000 for the six months ended June 30, 1999 as compared to income of $334,000 in the first six months of 1998. The Company had income of $1,000 in the second quarter of 1999 as compared to income of $207,000 in the second quarter of 1998. The 1999 loss is primarily attributable to extremely low oil and gas prices in the first half of 1999 and $821,000 in exploration costs incurred.

Oil and gas sales of $4,471,000 for the first half of 1999 represented a 25% decrease over sales in the first half of 1998. In the first half of 1999 average oil and gas prices were $13.07 per barrel and $2.02 per Mcf as compared to $13.20 per barrel and $2.28 per Mcf in the first half of 1998. Production for the first six months of 1999 totaled 118,113 barrels of oil and 1,448,452 Mcf of gas as compared to 140,392 barrels of oil and 1,813,424 Mcf of gas during the comparable period in 1998.

Second quarter oil and gas sales of $2,542,000 represented a 18% decrease over sales in the second quarter of 1998. Second quarter 1999 average oil and gas prices were $15.20 per barrel and $2.14 per Mcf as compared to $12.47 per barrel and $2.34 per Mcf in the second quarter of 1998. Production for the second quarter of 1999 totaled 60,020 barrels of oil and 762,174 Mcf of gas as compared to 70,908 barrels of oil and 939,349 Mcf of gas during the comparable period in 1998.

In November 1998, the Company sold one-half of its interest in the Ramrod property, and turned over operations of the property to the purchaser. In December, the most significant well on this property, the

Saint George #1, had to be shut in for remedial work. The Saint George #1 has since come back on line, but is producing at a lesser rate than before the remedial work was performed. Total production from the Ramrod property was 48,000 Mcf of gas and 300 barrels of oil in the first half of 1999 as compared to 329,000 Mcf of gas and 4,700 barrels of oil in 1998.

The Company's South Powderhorn property produced 149,000 Mcf of gas in the first half of 1999 as compared to 348,000 Mcf in 1998, due to a sharp natural decline curve on this property.

The Francis Martin #1 well, which was drilled as part of the Company's 1998 drilling program, had first production on January 28th 1999, and contributed 264,000 Mcf to the Company's production in the first half of 1999. The Company owns a 13.44% revenue interest in this well, which is currently producing at a rate of over 14,000 Mcf per day. The Company's participation in this well was subject to a provision wherein its ownership interest is reduced at such time as it has received cash flow equal to its capital costs expended on the well. Its interest is further reduced when additional levels of cash flow are met.

The Company has entered into commodity swap contracts with the First National Bank of Chicago. Pursuant to these contracts, the Company will add approximately $11,000 of gas revenue received in the field in the third quarter. The Company used similar swap contracts to sell its oil production for the third quarter at $19.00 per barrel.

District operating income increased by $317,000 or 6%, between the first half of 1999 and the first half of 1998, and by $139,000, or 5% in the second quarter of 1999 as compared to the comparable period in 1988. Both increases were primarily due to an increase in work performed for third parties.

Administrative revenue for the first half of 1999 declined by 1% as compared to 1998. Amounts received in both years from certain Partnerships are substantially less than the amounts allocable to those Partnerships under the Partnership agreements. The lower amounts reflect PEMC's efforts to limit costs incurred and the amounts allocated to the Partnerships.

Lease operating expense for the first half of 1999 declined by 15% or $499,000 compared to the first half of 1998. In terms of Mcf equivalents, with one barrel of oil considered to be equal to six Mcf of gas, per unit costs increased from $1.22 per Mcf equivalent to $1.26 per Mcf equivalent. This is largely because as production from certain fields declines, the costs associated with operating those fields do not decline proportionately.

The Company receives reimbursement for costs incurred related to the evaluation, acquisition and development of properties in which interests are owned by its joint venture partners, related partnerships, and trusts. To the extent that these costs are expended at the district level, the reimbursements reduce total district operating expenses. To the extent such expenses are incurred by PEMC, such reimbursements reduce total general and administrative expenses. Such reimbursement totaled approximately $800,000 in the first half of 1999 as compared to $675,000 for the same period in 1998.

District operating expense decreased 2%, or $68,000 in the first half of 1999 as compared to the same period in 1998.

General and administrative expenses decreased by nearly 24% in both the six months of 1999 and the second quarter of 1999, as compared to the comparable periods in 1998.

The lower district operating and general and administrative expenses are due to efforts by the Company to reduce costs in response to extremely low oil and gas prices.

Depreciation and depletion of oil and gas properties decreased $192,000, or 8%, in the first half of 1999 as compared to the half of 1998, but increased by $126,000 or 10% in the second quarter of 1999 as compared to the second quarter of 1998. Per unit costs were higher for both the six month and quarterly periods in 1999 as compared to the same periods in 1998, but for the six month period this was more than offset by the lower volumes produced.

Exploration costs were $821,000 during the first half of 1999 as compared to $95,000 during the same period in 1998. The 1999 costs consist primarily of the cost of two dry holes drilled as part of the Company's 1998 Drilling Program.

Interest expense during the first half of 1999 decreased approximately 8% to $656,000 as average debt levels decreased.

The Year 2000 (Y2K) issue is the definition and resolution of potential problems resulting from computer application programs or imbedded chip instruction sets utilizing two-digits, as opposed to four digits, to define a specific year. Such date sensitive systems may be unable to properly interpret dates, which could cause a system failure or other computer errors, leading to disruptions in operations. The Company relies on the Company for all management and administrative functions. Consequently, the Company's exposure to the Y2K problems is determined by what Year 2000 efforts have been undertaken by the Company.

In 1997, the Company developed a three-phase program for the Y2K information systems compliance. Phase I is to identify those systems with which the Company has exposure to Y2K issues. Phase II is to remediate systems and replace equipment where required. Phase III is the final testing of each major area of exposure to ensure compliance. The Company has identified four major areas determined to be critical for successful Y2K compliance: (1) financial and informational system applications,
(2) communications applications, (3) oil and gas producing operations, and (4) third-party relationships.

The Company, in accordance with Phase I of the program, conducted an internal review of all systems and contacted all software suppliers to determine major areas of exposure to Y2K issues. The

Company has completed the modifications to its core financial and reporting systems and is continuing to test compliance in this area. These modifications were made in conjunction with an upgrade of the financial reporting applications provided by the Company's software vendor. Conversion to the new system was completed during 1998. Due to the technology advances in the communications area the Company has upgraded such equipment regularly over the past three years. Y2K compliance was a specification requirement of each installation. Consequently, the Company expects exposure in this area to be limited to third party readiness. The Company is in the process of identifying areas of exposure resulting from equipment used in its oil and gas producing operations. The Company intends to continue identification, remediation and testing throughout 1999. In the third-party area, the Company has received assurance from its significant service suppliers that they intend to be Y2K compliant by 2000. The Company has implemented a program to request Year 2000 certification or other assurance from other third parties during 1999.

The Company recognizes that, notwithstanding the efforts described above, the Company could experience disruptions to its operations or administrative functions, including those resulting from non-compliant systems utilized by unrelated third party governmental and business entities. The Company is in the process of developing a contingency plan in order to mitigate potential disruption to business operations. The Company expects to complete and to refine this plan throughout 1999.

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

                      PART II - OTHER MATTERS

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on June 3, 1999. One matter submitted to the stockholders was the election of fourteen Directors (named below), nominated by management, all of whom were currently serving as Directors. Proxies were solicited pursuant to Regulation 14A under the Securities Act of 1934, definitive copies of which were filed with the Commission. There was no solicitation in opposition to management's nominees, and all of the Directors nominated for the re-election were elected. The number of shares of the Company's common stock outstanding and entitled to vote at the Annual Meeting was 4,439,124. Those persons nominated and elected as Directors and the number of shares voting for or withheld for each, is shown below. There were no abstentions or broker non-votes.
                                 For             Withheld
     Samuel R. Campbell       3,741,326            5,146
     James E. Clark           3,741,166            5,306
     Beverly A. Cummings      3,741,676            4,796
     Charles E. Drimal, Jr.   3,741,676            4,796
     Matthias Eckenstein      3,741,826            4,646
     H. Gifford Fong          3,741,726            4,746
     Thomas S. T. Gimbel      3,741,726            4,746
     Clint Hurt               3,741,826            4,646
     Robert de Rothschild     3,741,626            4,846
     Jarvis J. Slade          3,741,226            5,246
     Jan K. Smeets            3,741,826            4,646
     Bennie H. Wallace, Jr.   3,741,726            4,746
     Gaines Wehrle            3,741,576            4,896
     Michael H. Wehrle        3,741,526            4,946

Additionally, the shareholders by a vote of 3,332,419 shares for and 4,840 against, with 2,226 abstaining and 406,987 broker no votes, voted to reduce the number of authorized preferred shares from from 10,000,000 to 5,000,000, and the number of authorized common shares from 15,000,000 to 10,000,000.


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





August 16, 1999                         /s/ Charles E. Drimal,Jr.
   (Date)                               --------------------------
                                        Charles E. Drimal, Jr.
                                        President
                                        Principal Executive
                                        Officer






August 16, 1999                         /s/ Beverly A. Cummings
   (Date)                               --------------------------
                                        Beverly A. Cummings
                                        Executive Vice President
                                        Principal Financial and
										Accounting Officer