Form 10QSB
period 1999-09-30
PRIMEENERGY CORP
filed 1999-11-15
CIK 56868

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                     ________________________________

                                FORM 10-QSB

/X/   Quarterly Report under Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the Quarterly Period Ended September 30, 1999

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

The number of shares outstanding of each class of the Registrant's Common Stock as of November 12, 1999 was: Common Stock, $0.10 par value, 4,395,207 shares.

                        PrimeEnergy Corporation

                         Index to Form 10-QSB

                          September 30, 1999




Part I -  Financial Information

Consolidated Balance Sheets - September 30, 1999 and
December 31, 1998                                                   3-4

Consolidated Statements of Operations for the nine months
ended September 30, 1999 and 1998                                     5

Consolidated Statements of Operations for the three months
ended September 30, 1999 and 1998                                     6

Consolidated Statement of Stockholders' Equity for the
nine months ended September 30, 1999                                  7

Consolidated Statements of Cash Flows for the nine months
ended September 30, 1999 and 1998                                     8

Notes to Consolidated Financial Statements                         9-16

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                         17-21


Part II - Other Matters                                              22

Signatures                                                           23

                        PrimeEnergy Corporation

                      Consolidated Balance Sheets

               September 30, 1999 and December 31, 1998



                                           September 30,  December 31,
												1999         1998
                                            (Unaudited)   (Audited)
ASSETS:
Current assets:
  Cash and cash equivalents                $  3,016,000  $ 1,167,000
  Restricted cash and cash
    equivalents (Note 2)                      1,240,000    1,080,000
  Accounts receivable (Note 3)                3,339,000    2,890,000
  Due from related parties (Note 8)           3,147,000    2,952,000
  Other current assets                          279,000       79,000
  Prepaid expenses                              115,000      351,000
  Deferred income taxes                          18,000       18,000
                                             ----------   ----------
      Total current assets                   11,154,000    8,537,000
                                             ----------   ----------

Property and equipment, at cost (Notes 1 and 4):
  Oil and gas properties (successful
    efforts method):
      Developed                              46,430,000   40,582,000
      Undeveloped                                53,000    1,284,000
  Furniture, fixtures and equipment
   including leasehold improvements           6,283,000    6,571,000
                                             ----------   ----------
                                             52,766,000   48,437,000
  Accumulated depreciation and depletion    (33,040,000) (29,310,000)
                                             ----------   ----------
    Net property and equipment               19,726,000   19,127,000
                                             ----------   ----------

Other assets                                    626,000      622,000
Due from affiliates                             325,000      325,000
                                             ----------   ----------
    Total assets                           $ 31,831,000  $28,611,000
                                             ==========   ==========




See accompanying notes to the consolidated financial statements.

                        PrimeEnergy Corporation

                      Consolidated Balance Sheets

               September 30, 1999 and December 31, 1998



                                           September 30,  December 31,
                                     												1999         1998
                                             (Unaudited)   (Audited)

LIABILITIES and STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                         $  6,067,000  $ 6,315,000
  Accrued liabilities:
    Payroll, benefits and related items       1,061,000      552,000
    Interest and other                          786,000      832,000
  Due to related parties (Note 8)               866,000      731,000
                                             ----------   ----------
    Total current liabilities                 8,780,000    8,430,000
                                             ----------   ----------

Long-term bank debt (Note 5)                 20,000,000   16,505,000
Deferred income taxes (Note 1)                   18,000       57,000

Stockholders' equity:
  Preferred stock, $.10 par, authorized
    10,000,000 shares; none issued               --           --
  Common stock, $.10 par value, authorized
    15,000,000 shares; issued 7,607,970
    in 1999 and 1998                            761,000      761,000
  Paid in capital                            10,902,000   10,902,000
  Accumulated deficit                        (1,167,000)    (721,000)
                                             ----------   ----------
                                             10,496,000   10,942,000
  Treasury stock, at cost, 3,184,763
    common shares in 1999 and 3,158,376
    common shares in 1998                    (7,463,000)  (7,323,000)
                                             ----------   ----------
    Total stockholders' equity                3,033,000    3,619,000
                                             ----------   ----------
      Total liabilities and equity         $ 31,831,000  $28,611,000
                                             ==========   ==========



See accompanying notes to the consolidated financial statements.

                        PrimeEnergy Corporation

                 Consolidated Statements of Operations

             Nine Months Ended September 30, 1999 and 1998
                              (Unaudited)

                                                 1999          1998
Revenue:
  Oil and gas sales                           $ 7,717,000  $ 8,859,000
  District operating income                     8,587,000    8,271,000
  Administrative revenue (Note 8)               1,240,000    1,291,000
  Reporting and management fees (Note 8)          254,000      226,000
  Interest and other income                       149,000      311,000
                                               ----------   ----------
    Total revenue                              17,947,000   18,958,000
                                               ----------   ----------

Costs and expenses:
  Lease operating expense                       4,264,000    4,825,000
  District operating expense                    6,486,000    6,324,000
  Depreciation and depletion of
    oil and gas properties                      3,680,000    3,841,000
  General and administrative expense            2,173,000    2,446,000
  Exploration costs                               831,000      113,000
  Interest expense (Note 5)                     1,006,000    1,062,000
                                               ----------   ----------
    Total costs and expenses                   18,440,000   18,611,000
                                               ----------   ----------
Income (loss) from operations                    (493,000)     347,000
Gain on sale and exchange of assets                16,000       35,000
                                               ----------   ----------
Net income (loss) before income taxes           (477,000)      382,000

(Benefit) provision for income taxes             (31,000)       38,000
                                               ----------   ----------
Net income (loss)                             $ (446,000) $    344,000
                                               ==========   ==========

Basic income (loss) per common
  share (Notes 1 and 9)                            $(0.10)       $0.08
                                                     ====         ====
Diluted income (loss) per common
  share (Notes 1 and 9)                            $(0.10)       $0.07
                                                     ====         ====



See accompanying notes to the consolidated financial statements.

                        PrimeEnergy Corporation

                 Consolidated Statements of Operations

            Three Months Ended September 30, 1999 and 1998
                              (Unaudited)



                                                 1999          1998
Revenue:
  Oil and gas sales                           $ 3,246,000  $ 2,866,000
  District operating income                     2,724,000    2,726,000
  Administrative revenue (Note 8)                 396,000      442,000
  Reporting and management fees (Note 8)           98,000       80,000
  Interest and other income                        48,000       94,000
                                               ----------   ----------
    Total revenue                               6,512,000    6,208,000
                                               ----------   ----------

Costs and expenses:
  Lease operating expense                       1,536,000    1,600,000
  District operating expense                    2,249,000    2,019,000
  Depreciation and depletion of
    oil and gas properties                      1,443,000    1,411,000
  General and administrative expense              924,000      800,000
  Exploration costs                                10,000       18,000
  Interest expense (Note 5)                       350,000      348,000
                                               ----------   ----------
    Total costs and expenses                    6,512,000    6,196,000
                                               ----------   ----------
Income from operations                             --           12,000
Gain on sale and exchange of assets                 2,000         --
                                               ----------   ----------
Net income before income taxes                      2,000       12,000

Provision for income taxes                          --           1,000
                                               ----------   ----------
Net income                                    $     2,000 $     11,000
                                               ==========   ==========

Basic income per common
  share (Notes 1 and 9)                             $0.00        $0.00
                                                     ====         ====
Diluted income per common
  share (Notes 1 and 9)                             $0.00        $0.00
                                                     ====         ====


See accompanying notes to the consolidated financial statements.

                             PrimeEnergy Corporation

                 Consolidated Statement of Stockholders' Equity

                      Nine Months Ended September 30, 1999


                                                                     Retained
                                                       Additional    Earnings
                                   Common Stock        Paid In       (Accumulated    Treasury
                                Shares      Amount     Capital       Deficit)     Stock         Total
Balance at December 31, 1998    7,607,970   $761,000   $10,902,000   ($721,000)   ($7,323,000)  $3,619,000

Purchased 26,387 shares of
 common stock                                                                        (140,000)    (140,000)

Net loss                                                              (446,000)                   (446,000)
                                ---------   --------   -----------  ----------     ----------    ---------
Balance at September 30, 1999   7,607,970   $761,000   $10,902,000 ($1,167,000)   ($7,463,000)  $3,033,000
                        								=========   ========   ===========  ==========     ==========   ==========













        See accompanying notes to the consolidated financial statements.

                      PrimeEnergy Corporation

               Consolidated Statements of Cash Flows

           Nine Months Ended September 30, 1999 and 1998
                            (Unaudited)


                                                1999         1998

Net cash provided by
  operating activities                     $4,583,000  $   6,143,000
                                             ----------   ----------

Cash flows from investing activities:
  Capital Expenditures,
    including dry hole costs                 (6,159,000)  (4,073,000)
  Proceeds from sale of property
    and equipment                                56,000      303,000
  Proceeds from payments on note receivable      14,000         --
                                             ----------    ---------
    Net cash (used in) investing
       activities                            (6,089,000)  (3,770,000)
                                             ----------    ---------

Cash flows from financing activities:
  Purchase of treasury stock                  (140,000)   (1,291,000)
  Increase in long-term bank debt and
    other long-term obligations              17,205,000   22,391,000
  Repayment of long-term bank debt and
    other long-term obligations             (13,710,000) (22,856,000)
  Proceeds from exercised stock options          --           15,000
                                             ----------    ---------
    Net cash provided by (used in)
      financing activities                    3,355,000   (1,741,000)
                                             ----------    ---------

Net increase in cash and cash
  equivalents                                 1,849,000      632,000

Cash and cash equivalents at the
  beginning of the period                     1,167,000    2,987,000
                                             ----------    ---------
Cash and cash equivalents at the
  end of the period                       $   3,016,000  $ 3,619,000
                                             ==========    =========


 See accompanying notes to the consolidated financial statements.

                      PrimeEnergy Corporation

            Notes to Consolidated Financial Statements

                        September 30, 1999

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

(2)  Restricted Cash and Cash Equivalents:

    Restricted  cash  and  cash  equivalents  includes  $1,240,000  and
    $1,080,000   at   September  30,  1999  and  December   31,   1998,
    respectively, of cash primarily pertaining to unclaimed royalty payments. There were corresponding accounts payable recorded at September 30, 1999 and December 31, 1998 for these liabilities.

(3)  Accounts Receivable

    Accounts receivable at September 30, 1999 and December 31, 1998 consisted of the following:

                                      September 30,      December 31,
                                          1999               1998

      Joint Interest Billing          $ 1,537,000       $ 1,395,000
      Trade Receivables                   465,000           264,000
      Oil and Gas Sales                 1,445,000         1,287,000
      Other                                20,000            71,000
                                        ---------         ---------
                                        3,467,000         3,017,000

      Less, Allowance for doubtful
       accounts                          (128,000)         (127,000)
                                        ---------         ---------
                                      $ 3,339,000       $ 2,890,000
                                        =========         =========


(4)  Property and equipment

    Property and equipment at September 30, 1999 and December 31, 1998 consisted of the following:


                                     September 30,     December 31,
                                           1999            1998

      Developed oil and gas
        properties at cost            $46,430,000       $40,582,000
      Undeveloped oil and gas
        properties at cost                 53,000         1,284,000
      Less, accumulated depletion
        and depreciation              (28,738,000)      (25,077,000)
                                      ------------      ------------
                                       17,745,000        16,789,000
                                      ------------      ------------

      Furniture, fixtures and
        equipment                       6,283,000         6,571,000
      Less, accumulated depreciation   (4,302,000)       (4,233,000)
                                       ----------        ----------
                                        1,981,000         2,338,000
                                       ----------        ----------
      Total net property and
        equipment                     $19,726,000       $19,127,000
                                       ==========        ==========

5)  Long-Term Bank Debt

    During 1998 and 1999, the Company was party to a line of credit agreement with a bank with a non-reducing borrowing base of $20 million. In February 1999, the credit agreement was revised to require that the $20 million borrowing base, reestablished on
    October   14,  1998,  would  begin  reducing  monthly  by  $300,000
    beginning February 1, 1999. Effective September 22, 1999, the credit agreement was amended, revising the borrowing base to $23.7 million, which is to be reduced monthly by $350,000 beginning on October 1, 1999. The credit agreement provides for interest on outstanding borrowings at the bank's base rate, as defined, payable monthly, or at rates ranging from 1 1/2% to 2% over the London Inter-Bank Offered Rate (LIBO rate) depending upon the Company's utilization of the available line of credit, payable at the end of the applicable interest period.

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

(7)  Stock Options and Other Compensation:

    In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. Such options are exercisable, on a cumulative basis, as to twenty percent of the shares subject to option in each year, beginning one year after the granting of the option. At September 30, 1999 and 1998, options on 802,500 shares were outstanding and exercisable at prices ranging from $1.00 to $1.25. On January 27, 1983, the Company adopted the 1983 Incentive Stock Option Plan. At September 30, 1999 and 1998, options on 103,000 and 111,000 shares were exercisable at $1.50 per share, respectively, and no additional shares were available for granting.

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

    Due to related parties at September 30, 1999 and December 31, 1998 primarily represent receipts collected by the Company, as agent, from oil and gas sales net of expenses. Receivables from affiliates consist of reimbursable general and administrative costs, lease operating expenses and reimbursements for property acquisitions, development and related costs.

 (9) Income per share:

     Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:

                                     Nine Months Ended                 Nine Months Ended
                                     September 30, 1999                September 30, 1998
                       						---------------------------------    -------------------------------
                                  Net     Number of  Per Share      Net     Number of  Per Share
                                 Loss      Shares    Amount       Income    Shares       Amount
    Net income (loss)  per
        common share          $(446,000)  4,434,128    $(0.10)   $344,000   4,478,235      $0.08

     Effect of dilutive securities:
        Options **                                                            774,698      (0.01)
                               ________   _________     _____     _______  __________      _____

     Diluted  net income
     (loss) per common share ($446,000)   4,434,128   $(0.10)    $344,000   5,252,933      $0.07
                             =========   ==========   =======     =======   =========      =====

     ** For the nine months ended September 30, 1999, the number of options excluded from diluted loss per common share calculations were 709,109 as the conversion of these would have an anti-dilutive effect on net loss per share.


                                     Three Months Ended                 Three Months Ended
                                     September 30, 1999                 September 30, 1998
     	                         --------------------------------   -------------------------------
                              Net         Number of    Per Share  Net        Number of      Per Share
                              Income      Shares       Amount     Income     Shares         Amount
   Net income  per
        common share          $   2,000   4,431,220    $ 0.00     $  11,000  4,459,165      $0.00

     Effect of dilutive securities:
        Options **                          708,041                            764,774
                               ________   _________     _____      _______  __________      _____

     Diluted  net income
     (loss) per common share  $   2,000   5,139,261    $(0.00)    $  11,000  5,223,939      $0.00
                              =========  ==========    =======    =======   =========      =====

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

During 1998 and 1999 the Company has been party to a line of credit agreement with a bank. In February 1999, the credit agreement was revised to require that the $20 million borrowing base, reestablished on October 14, 1998, would begin reducing monthly by $300,000 beginning February 1, 1999. Effective September 22, 1999, the borrowing base was revised to $23.7 million, which is to be reduced monthly by $350,000 beginning on October 1, 1999. The borrowing base is to be redetermined semi-annually, based on the value of the Company's reserves and cash flow from operations. The credit agreement provides for interest on outstanding borrowings at the bank's base rate, as defined, payable monthly, or at rates ranging from 1 1/2% to 2% over the London Inter-Bank Offered Rate (LIBO rate) depending upon the Company's utilization of the available line of credit, payable at the end of the applicable interest period.

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

As of September 30, 1999, the Company had $20,000,000 outstanding against the line of credit of $23,700,000.

The Company spent approximately $6,664,000 on the acquisition, exploration and development of oil and gas properties in the first nine months of 1999, including $766,000 spent to repurchase limited partner interests from investors in partnerships. On October 29, 1999, the
Company entered into a letter of intent to purchase oil and gas properties located in Oklahoma for $1,750,000 plus additional compensation, dependent on the performance of the properties purchased.

The Company already owns significant working interests in the properties being purchased, which it currently manages and operates for the seller. The Company anticipates closing on this transaction in November 1999.

The Company also spent approximately $286,000 on field service equipment and $89,000 on computer hardware and software in the first nine months of 1999.

The Company spent $140,000 in the first nine months of 1999 to acquire treasury stock in open market transactions. Additionally, the Company spent another $140,000 on treasury stock purchases in October 1999.

During 1998, the Company organized a 1998 Drilling Program which included participation by several joint venture partners. Six wells have been drilled as part of this program. Three of these wells were completed successfully and three were dry holes. Substantially all of the costs associated with the three dry holes have been written off to expense as of September 30, 1999.

Most of the Company's capital spending is discretionary and the ultimate level of spending will be dependent on the Company's assessment of the oil and gas business, the availability of capital, the number of oil and gas prospects, and oil and gas business opportunities in general.

RESULTS OF OPERATIONS

The Company had a loss of $446,000 for the nine months ended September 30, 1999 as compared to income of $344,000 in the first nine months of 1998. The 1999 loss is primarily attributable to extremely low oil and gas prices in the beginning of 1999, and $831,000 in exploration costs incurred. Net income was $2,000 in the third quarter of 1999, as compared to $11,000 in the third quarter of 1998.

Oil and gas sales of $7,717,000 for the first nine months of 1999 represented a 13% decrease over sales in the first nine months of 1998. For first nine months of 1999, average oil and gas prices were $14.49 per barrel and $2.24 per Mcf as compared to $12.76 per barrel and $2.27 per Mcf in the same period of 1998. Production for the first nine months of 1999 totaled 183,000 barrels of oil and 2,267,000 Mcf of gas as compared to 213,000 barrels of oil and 2,711,000 Mcf of gas during the comparable period in 1998.

Third quarter 1999 oil and gas revenue increased by $380,000 as compared to the same period in 1998 as higher prices more than offset a decline in production. Third quarter 1999 average prices were $17.07 per barrel of oil and $2.61 per Mcf of gas, as compared to $11.89 per barrel and $2.24 per Mcf in the third quarter of 1998. Hedging transactions covering third quarter production lowered the average price received for oil by $2.51 per barrel, as compared to prices received in the field. The Company has not hedged any of its future production. Third quarter 1999 production totaled 64,800 barrels and 818,000 Mcf as compared to 72,000 barrels and 897,000 Mcf during the same period in 1998.

In  November  1998,  the Company sold one-half of its  interest  in  the
Ramrod property, and turned over operations of the property to the purchaser. In December of 1998, the most significant well on this property, the Saint George # 1, experienced mechanical problems and is currently producing at a significantly reduced rate. The Company's production from the Ramrod property was 85,000 Mcf of gas and 700 barrels of oil in the first nine months of 1999 as compared to 569,000 Mcf of gas and 8,500 barrels of oil in the first nine months of 1998.

The Company's production from its South Powderhorn property was 223,000 Mcf of gas in the first nine months 1999 as compared to 473,000 Mcf during the same period in 1998, due to a sharp natural decline curve on this property.

The Francis Martin # 1 well, which was drilled as part of the Company's 1998 drilling program, had first production on January 28th 1999, and contributed 401,000 Mcf to the Company's production in the first nine months of 1999. The Company's participation in this well was subject to a provision wherein its ownership interest was reduced at such time as it has received cash flow equal to its capital costs expended on the well. This payout was reached in August.

The Company's production related to its ownership interests in the partnerships increased by 4,600 barrels and 74,000 Mcf in the first nine months of 1999 as compared to the same period last year, as the Company purchased substantial additional interests in these entities.

District operating income increased by $316,000, or 4%, between the first nine months of 1999 and the same period in 1998, primarily due to an increase in work performed on properties not operated by the Company during the first six months of the year. District operating income was relatively flat in the third quarter of 1999 as compared to the same period last year.

Administrative revenue for the first nine months of 1999 declined by 4% or $51,000, as compared to the same period in 1998, and by 10%, or $46,000, in the third quarter of 1999 as compared to the third quarter of 1998. Amounts received in both years from certain Partnerships managed by the Company are substantially less than the amounts allocable to those Partnerships under the Partnership agreements. The lower amounts reflect the Company's efforts to limit costs incurred and the amounts allocated to the Partnerships.

Lease operating expense for the first nine months of 1999 declined by 12%, or $561,000, as compared to the same period in 1998. Third quarter 1999 lease operating expense declined by 4%, or $64,000. These reductions are due to the Company's efforts to reduce costs in response to the extremely low oil and gas prices experienced in the first part of the year, as well as decreased production.

The Company receives reimbursement for costs incurred related to the evaluation, acquisition and development of properties in which interests are owned by its joint venture partners, related partnerships, and trusts. To the extent that these costs are expended at the district level, the reimbursements reduce total district operating expenses. To the extent such expenses are incurred by PEMC, such reimbursements reduce total general and administrative expenses. Such reimbursement totaled approximately $1,100,000 both in the first nine months of 1999 and the same period in 1998.

District operating expense increased by 3%, or $162,000, in the first nine months of 1999 as compared to the same period in 1998. This increase is consistent with the increase in district operating income.

General and administrative expenses decreased by 11%, or $273,000, in the first nine months of 1999 as compared to the same period in 1998. This reduction is due to the Company's efforts to reduce costs in response to the extremely low oil and gas prices experienced in the first part of the year. In the third quarter of 1999 as compared to the third quarter of 1998, general and administrative expense rose by $124,000, primarily caused by a $74,000 increase in the Company's share of the costs incurred by the partnerships. The Company purchased substantial additional interests in the partnerships during the year.

Depreciation and depletion of oil and gas properties decreased $161,000, or 4%, in the first nine months of 1999 as compared to the same period 1998, primarily due to lower production.

Exploration costs were $831,000 in the first nine months of 1999, as compared to $113,000 during the same period in 1998. The 1999 costs consist primarily of the cost of two dry holes drilled as part of the Company's 1998 Drilling Program.

Interest expense during the first nine months of 1999 decreased approximately 5% to $1,006,000 as average debt levels decreased, but was relatively unchanged in the third quarter of 1999 as compared to the same period in 1998.

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


Item 6. EXHIBITS AND REPORTS ON FORM 8K

No reports on form 8K were filed by the Company during the three months ended September 30, 1999.

SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        PrimeEnergy Corporation
                                        (Registrant)





November 12, 1999                  /s/  Charles E. Drimal,Jr.
   (Date)                               --------------------------
                                        Charles E. Drimal, Jr.
                                        President
                                        Principal Executive Officer






November 12, 1999                  /s/  Beverly A. Cummings
   (Date)                               --------------------------
                                        Beverly A. Cummings
                                        Executive Vice President
                                        Principal Financial and
                                 										Accounting Officer