Form 10KSB
period 1999-12-31
PRIMEENERGY CORP
filed 2000-03-31
CIK 56868

                       SECURITIES AND EXCHANGE COMMMISSION
                             WASHINGTON, D.C. 20549

                        --------------------------------

                                   FORM 10-KSB

(Mark One)
[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

      Indicate whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                                                    Yes [X]  No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The Registrant's revenues for its most recent fiscal year were $25,520,000.

     The aggregate market value of the voting stock of the Registrant held by non-affiliates, computed on the average bid and asked prices of such stock in the over-the-counter market, as of March 24, 2000, was $5,147,646.

     The number of shares outstanding of each class of the Registrant's Common Stock as of March 24, 2000 was: Common Stock, $0.10 par value, 4,335,097.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's proxy statement to be furnished to stockholders in connection with its Annual Meeting of Stockholders to be held in May, 2000, are incorporated by reference in Part III hereof.

     Transitional Small business Disclosure Format (check one)   Yes [ ]  No [X]

                             PRIMEENERGY CORPORATION

                            FORM 10-KSB ANNUAL REPORT
                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 1999

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

       The Company is engaged generally in the oil and gas business through the acquisition, exploration, development, and production of crude oil and natural gas. The Company's properties are located primarily in Texas, Oklahoma, West Virginia and Louisiana. The Company's wholly-owned subsidiary, PrimeEnergy Management Corporation ("PEMC"), acts as the managing general partner in 51 oil and gas limited partnerships (the "Partnerships") of which five are publicly held, and acts as the managing trustee of two asset and income business trusts ("the Trusts"). The Company, through its wholly-owned subsidiaries, Prime Operating Company and Eastern Oil Well Service Company, acts as operator and provides well servicing support operations for many of the oil and gas wells in which the Partnerships, the Trusts and the Company have an interest, primarily in Texas, Oklahoma and West Virginia. In addition, through a subsidiary, Southwest Oilfield Construction Company, the Company provides site preparation and construction services for oil and gas drilling and re-working operations, both in connection with the Company's activities and providing contract services for third parties. The Company is also active in the acquisition of producing oil and gas properties through joint ventures with industry partners and private investors.

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

       Since 1975, PEMC has sponsored a total of 59 limited partnerships, 22 of which were offered publicly and 37 of which were offered in private placements and two Delaware business trusts, both of which were offered publicly. The aggregate number of limited partners in the Partnerships and beneficial owners of the Trusts now administered by PEMC is approximately 7,500. The Partnership and Trust interests were sold by broker-dealers which are members of the National Association of Securities Dealers, Inc. through a managing dealer. The total funds contributed to the Partnerships and Trusts was about $157,550,000.

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

WELL OPERATIONS

       The Company's operations are conducted through a central office in Houston, Texas, and district offices in Houston and Midland, Texas, Oklahoma City, Oklahoma, and Charleston, West Virginia. The Company currently operates about 1,659 oil and gas wells, 504 through the Houston office, 170 through the Midland office, 484 through the Oklahoma City office and 501 through the Charleston, West Virginia office. Substantially all of the wells operated by the Company are wells in which the Company, the Partnerships, the Trusts or our joint venture partners have an interest.

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

RECENT ACTIVITIES

       In August of 1998, the Company operated and participated in the drilling of the Francis L. Martin et al No. 1 well on the West Ridge Prospect in Lafayette Parish, Louisiana. The well reached total depth at 13,200 feet on October 1, 1998 and has been completed in a sand at 12,850 feet in depth. The well went on production January 27, 1999 and is producing at a rate of 14,000 Mcf of gas per day and 200 barrels of condensate per day. The Company owns a 12.7% working interest and 9.33% net revenue interest in this property.

       In October of 1998, the Company re-entered and sidetracked the Stutes, et al No. 1 well bore located in the Duson area of Lafayette Parish, Louisiana. The sidetrack hole reached its total measured depth at 12,717 feet January 29, 1999, and has been completed in the Upper Stutes sand at 11,800 feet measured depth. The Company owns a 45.75% working interest, and a 32.94% net revenue interest in this well, which began producing in May 1999.

       In November of 1998, the Company operated and participated in the drilling of the Hamel No. 3 well in Hamel field of Colorado County, Texas. The well was successfully completed February 2, 1999 in the Wilcox 9000' sand for
24.7 (11.9 net) barrels of oil per day and 260 (125 net) Mcf of gas per day. In March 1999, additional perforations in the Upper 9000' sand increased the daily production to 40 (19.2 net) barrels of oil per day and 260 (125 net) Mcf of gas. The Company owns a 2.26 % working interest and a 1.78% net revenue interest in the well.

         In December 1998, the Company drilled the State Tract 15159 No. 1 well to a total depth of 9,680 feet on the Four League Bay area in Terrebonne Parish, Louisiana. The well did not encounter a hydrocarbon accumulation and has been temporarily abandoned. Operations continued on the property in January 1999 and the State Tract 15160 No. 1 well was drilled to a depth of 12,000 feet. This well was plugged and abandoned. The Company had a 34.5% working interest in this well.

         The Company participated in the drilling of the St. Andrews No. l well in Ramrod field of Matagorda County, Texas. The well was spud in December of 1998, drilled to a depth of 16,000 feet and was completed in a Tex. Miss. Sand. Initial production from the well was 1400 Mcf of gas and 42 barrels of condensate per day. The Company owns a 20.75% working interest and 14.8% net revenue interest in the well.

         In January 1999, the Company participated in the drilling of the Chandler No. 1 well on the Normana Prospect in Bee County, Texas. The well was drilled to a total depth of 9,100 feet and encountered several potentially productive gas sands in the Wilcox Formation. In May, 1999 the well was completed in the Luling sand and tested 250 (193 net) Mcf of gas per day. The Company owns a 68.27% working interest and a 52.57 % net revenue interest in the well.

         In February 1999, the Company participated in the drilling of the Hernandez No. 1 well on the West Judice Prospect in Lafayette Parish, Louisiana. The well was drilled to a depth of 14,582 feet and plugged and abandoned. The Company owned a 16.5% working interest in this well.

         Also in February of 1999, the Company participated in the drilling of the St. George No. 2 well on the Ramrod Prospect, of Matagorda County, Texas. Lower and Middle Frio sands were tested with fracture stimulations. The well was plugged and abandoned in October 1999. The Company owned a 24.46% working interest in the well.

         In September of 1999, the Company operated and participated in the drilling of the Arnett No. 1 well of Midland County, Texas. The well was drilled to a total depth of 4,323 feet and in November of 1999 was completed in the San Andres formation for an initial production rate of 26 (7.8 net) barrels of oil and 39 barrels of water per day. The Company owns a 30% working interest and a 24.4% net revenue interest in the well.

         On November 15, 1999, the Company purchased interests in approximately 131 oil and gas wells located in various counties in Oklahoma. The Company already owned, and was the operator of, the majority of the properties purchased. The purchase price was $1,813,000, plus possible additional compensation contingent on the performance of the properties.

         In December of 1999, the Company operated and participated in the drilling of the Wing No. 86 well in Segno field of Polk County, Texas. The well reached a total depth of 8416 feet and was plugged and abandoned. The Company owned a 50% working interest in the well.

         In January of 2000, the Company drilled the Stroud No. 1 well in Midland County Texas. The well reached a total depth of 5325 feet in the San Andres Formation and was plugged and abandoned. The Company owned 100% of the working interest in this well.

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

         The Company presently owns producing and non-producing properties located primarily in Texas, Oklahoma, West Virginia and Louisiana. The Company does not own any significant properties other than its leasehold, mineral and royalty interest and related pipeline and gas gathering systems, and does not own any drilling equipment or refinery or marketing facilities. All of the Company's oil and gas properties and interests are located in the continental United States.

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

TAXATION

         The Company's oil and gas operations are affected by federal income tax laws applicable to the petroleum industry. The Company is permitted to deduct currently, rather than capitalize, intangible drilling and development costs incurred or borne by it. As an independent producer, the Company is also entitled to a deduction for percentage depletion with respect to the first 1,000 barrels per day of domestic crude oil (and/or equivalent units of domestic natural gas) produced by it, if such percentage depletion exceeds cost depletion. Generally, this deduction is computed based upon the lesser of 100% of the net income, or 15% of the gross income from a property, without reference to the basis in the property. For certain marginal wells, the net income limitation does not apply, and the gross income limitation percentage varies annually based on average prices. The amount of the percentage depletion deduction so computed which may be deducted in any given year is limited to 65% of taxable income. Any percentage depletion deduction disallowed due to the 65% of taxable income test may be carried forward indefinitely.

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


        The Company does not currently own or lease any bulk storage facilities or pipelines other than adjacent to and used in connection with producing wells and the interests in certain gas gathering systems. While the Company is not dependent on any one purchaser of its production, oil and gas revenue in 1999 generated from sales to Conoco, Inc. and Unimark, LLC represented about 16% and 15%, respectively, of the Company's total revenue from oil and gas sales. Although there are no long-term gas purchasing agreements with these purchasers, the Company believes that they will continue to purchase its gas products and, if not, could be replaced by other purchasers.

ENVIRONMENTAL MATTERS

         Over the past 20 year, the petroleum industry has been affected by a wide variety of environmental issues. Throughout the 1970's and 1980's federal and state environmental regulations have been enacted that affect all aspects of the Company's operations. These regulations have primarily focused on correcting existing environmental concerns and implementing preventive controls to reduce future pollution.

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

EMPLOYEES

         At March 24, 2000, the Company had 166 full-time and 15 part-time employees, 22 of whom were employed by the Company at its principal offices in Stamford, Connecticut, 25 in Houston, Texas, at the offices of Prime Operating Company and Eastern Oil Well Service Company, and 134 employees who were primarily involved in the district operations of the Company in Houston and Midland, Texas, Oklahoma City, Oklahoma and Charleston, West Virginia.

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

         The Company maintains district offices in Houston and Midland, Texas, Oklahoma City, Oklahoma and Charleston, West Virginia, and has field offices in Carrizo Springs and Midland, Texas, Kingfisher, and Marshall, Oklahoma, and Arnoldsburg and Orma, West Virginia.

       The Company owns several parcels of land in Oklahoma, on which oil and gas wells it owns and operates are located. These properties were purchased primarily to simplify operations of these properties.

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

         The following table sets for the exploratory and development drilling experience with respect to wells in which the Company participated during the five years ended December 31,1999.

                       1999            1998            1997            1996            1995
                  -------------   -------------   -------------   -------------   -------------
                  Gross    Net    Gross    Net    Gross    Net    Gross    Net    Gross    Net
                  -----   -----   -----   -----   -----   -----   -----   -----   -----   -----
Exploratory:
    Oil               1    .300       1    .468      --      --      --      --      --      --
    Gas               1    .683       2    .387       2      .8      --      --      --      --
    Dry               2    .510       2    .686       2    .509       1       1      --      --

Development:
    Oil              --      --       1    .145       5    .796       3    .740       8   1.046
    Gas               2    .015       5    .316       5   2.037      17   1.292       3    .235
    Dry               2    .745      --      --       3   1.030       1    .371       2    .350

Total:
    Oil               1    .300       2    .613       5    .796       3    .740       8   1.046
    Gas               3    .698       7    .703       7   2.837      17   1.292       3    .235
    Dry               4   1.255       2    .686       5   1.539       2   1.371       2    .350
                  -----   -----   -----   -----   -----   -----   -----   -----   -----   -----
                      8   2.253      11   2.002      17   5.172      22   3.403      13   1.631
                  =====   =====   =====   =====   =====   =====   =====   =====   =====   =====

OIL AND GAS PRODUCTION

       As of December 31, 1999, the Company had ownership interests in the following numbers of gross and net producing oil and gas wells and gross and net producing acres (1).

       Producing wells (1):                                Gross       Net
                                                          -------     ------
           Oil Wells ...................................      976     177.16
           Gas Wells ...................................    1,205     180.69
       Producing Acres .................................  340,200     62,410

(1) A gross well or gross acre is a well or an acre in which a working interest is owned. A net well or net is the sum of the fractional revenue interests owned in gross wells or gross acres. Wells are classified by their primary product. Some wells produce both oil and gas.

       The following table shows the Company's net production of crude oil and natural gas for each of the five years ended December 31, 1999. "Net" production is net after royalty interests of others are deducted and is determined by multiplying the gross production volume of properties in which the Company has an interest by percentage of the leasehold, mineral or royalty interest owned by the Company.

                         1999        1998        1997        1996        1995
                       ---------   ---------   ---------   ---------   ---------
Oil (barrels) ......     264,000     277,000     277,000     249,000     155,000
Gas (Mcf) ..........   3,289,000   3,621,000   3,901,000   2,888,000   1,952,000

       The following table sets forth the Company's average sales price per barrel of crude oil and average sales prices per one thousand cubic feet ("Mcf") of gas, together with the Company's average production costs per unit of production for the five years ended December 31, 1999.

                                  1999       1998       1997       1996       1995
                                --------   --------   --------   --------   --------
Average sales price
  per barrel ................   $  15.41      12.39      19.35      21.11      16.53
Average sales price
  Per Mcf ...................   $   2.32       2.19       2.57       2.36       1.85
Average production
  costs per net equivalent
  barrel(1) .................   $   7.76       7.60       7.59       8.09       8.92

---------------

(1) Net equivalent barrels are computed at a rate of 6 Mcf per barrel.

UNDEVELOPED ACREAGE

         The following table sets forth the approximate gross and net undeveloped acreage in which the Company has leasehold, mineral and royalty interests as of December 31, 1999. "Undeveloped acreage" is that acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves.

                           Leasehold            Mineral             Royalty
                           Interests           Interests           Interests
                        ----------------    ----------------    ----------------
                        Gross      Net      Gross      Net      Gross      Net
      State             Acres     Acres     Acres     Acres     Acres     Acres
      -----             ------    ------    ------    ------    ------    ------
Colorado                    --        --       799        23        --        --
Louisiana                   16         3        --        --        --        --
Montana                     --        --    13,984        59       786         5
Nebraska                    --        --     2,553       331        --        --
North Dakota                --        --       640         1        --        --
Oklahoma                    --        --       320         1        --        --
Texas                   16,085     5,752       680        16        --        --
Wyoming                  1,000       125     5,043        35       140        35
                        ------    ------    ------    ------    ------    ------
TOTAL                   17,101     5,880    24,019       466       926        40
                        ======    ======    ======    ======    ======    ======

RESERVES

         The Company's interests in proved developed and undeveloped oil and gas properties have been evaluated by Ryder Scott Company, L.P. for the years ended December 31, 1995, 1996, 1997, 1998 and 1999. All of the Company's reserves are located within the continental United States. The following table summarizes the Company's oil and gas reserves at each of the respective dates (figures rounded):

                              Reserve Category
           ------------------------------------------------------
               Proved Developed              Proved Undeveloped                  Total
           ------------------------         ---------------------       ------------------------
As of         Oil           Gas              Oil            Gas            Oil            Gas
12-31        (bbls)        (Mcf)            (bbls)         (Mcf)          (bbls)         (Mcf)
-----      ---------     ----------         ------        -------       ---------     ----------
1995         905,000     13,549,000             --         52,000         905,000     13,601,000
1996       1,453,000     19,036,000         13,000         29,000       1,466,000     19,065,000
1997       1,364,000     16,661,000         77,000             --       1,441,000     16,661,000
1998       1,122,000     17,341,000         78,000             --       1,200,000     17,341,000
1999       2,110,000     22,046,000             --        156,000       2,110,000     22,202,000


         The estimated future net revenue (using current prices and costs as of those dates, exclusive of income taxes) and the present value of future net revenue (at a 10% discount for estimated timing of cash flow) for the Company's proved developed and proved undeveloped oil and gas reserves at the end of each of the five years ended December 31, 1999, are summarized as follows (figures rounded):

                Proved Developed              Proved Undeveloped                  Total
           --------------------------      -------------------------    -------------------------
                        Present Value                  Present Value                Present Value
As of       Future Net    Of Future        Future Net    Of Future      Future Net    Of Future
12-31        Revenue     Net Revenue        Revenue     Net Revenue      Revenue     Net Revenue
-----      -----------  -------------      ----------  -------------    ----------  -------------
1995       $15,727,000    9,530,000          39,000        18,000       15,766,000     9,548,000
1996       $51,077,000   35,025,000         273,000       167,000       51,350,000    35,192,000
1997       $30,056,000   21,306,000         833,000       531,000       30,889,000    21,837,000
1998       $20,839,000   13,444,000         359,000       212,000       21,198,000    13,656,000
1999       $41,103,000   26,057,000         258,000       151,000       41,361,000    26,208,000

         "Proved developed" oil and gas reserves are reserves that can be expected to be recovered from existing wells with existing equipment and operating methods. "Proved undeveloped" oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

         Since January 1, 1999, the Company has not filed any estimates of its oil and gas reserves with, nor were any such estimates included in any reports to, any federal authority or agency, other than the Securities and Exchange Commission, except Form EIA-23, Annual Survey of Domestic Oil and Gas Reserves, filed with The Energy Information Administration of the U.S. Department of Energy.

ITEM 3. LEGAL PROCEEDINGS.

         The Company is not a party to, nor is any of its property the subject of, any legal proceedings, actual or threatened involving any claim for damages which exceed 10 percent of the Company's current assets.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         No matters were submitted during the fourth quarter of the fiscal year ended December 31, 1999, to a vote of the Company's security-holders through the solicitation of proxies or otherwise.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is traded in the NASDAQ Stock Market, trading symbol "PNRG". The high and low bid quotations for each quarterly period during the two years ended December 31, 1999, were as follows:

           1999                 High      Low                1998                High      Low
           ----                ------    ------              ----               ------    ------
First Quarter...............   $ 5.59    $ 5.32   First Quarter...............  $ 8.06    $ 7.79
Second Quarter..............     4.94      4.74   Second Quarter..............    7.46      7.08
Third Quarter...............     5.13      5.08   Third Quarter...............    7.00      6.72
Fourth Quarter..............     4.93      4.82   Fourth Quarter..............    6.66      6.60

         The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

         The approximate number of record holders of the Company's Common Stock as of March 20, 2000 was 1,135.

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

LIQUIDITY AND CAPITAL RESOURCES

         During 1998 and 1999, the Company was party to a line of credit agreement with a bank with a non-reducing borrowing base of $20 million. In February 1999, the credit agreement was revised to require that the $20 million borrowing base, reestablished on October 14, 1998, would begin reducing monthly by $300,000 beginning February 1, 1999. Effective September 22, 1999, the credit agreement was amended, revising the borrowing base to $23.7 million, reducing monthly by $350,000 beginning on October 1, 1999. The credit agreement provides for interest on outstanding borrowings at the bank's base rate, as defined, payable monthly, or at rates ranging from 1 1/2% to 2% over the London Inter-Bank Offered Rate (LIBO rate) depending upon the Company's utilization of the available line of credit, payable at the end of the applicable interest period.

         The average interest rates paid on outstanding borrowings subject to interest at the bank's base rate during 1999 and 1998 were 7.48% and 8.46%, respectively. During the same periods, the average rates paid on outstanding borrowings bearing interest based upon the LIBO rate were 7.34% and 8.04%. As of December 31, 1999 and 1998, the total outstanding borrowings were $19.2 million and $16.5 million, respectively, of which $15.5 million and $14.3 million accrued interest at the LIBO rate option.

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

         On November 15, 1999, the Company purchased interests in approximately 131 oil and gas wells located in various counties in Oklahoma. The Company already owned, and was the operator of, the majority of the properties purchased. The Company paid $1,813,000 for the properties, and may owe additional compensation contingent on the performance of the properties in the first three years after the purchase.

         The Company spent $2,095,000 on the Ramrod property in 1999, including the drilling of new wells and repairs to existing wells. As discussed below, a large impairment was recorded on the property in 1999.

         During 1988, a drilling program was established whereby the Company, along with several of its joint venture partners, identified six wells to be drilled. Approximately $3,297,000 in costs were incurred in connection with this drilling in 1998, and $1,962,000 in 1999, including $1,355,000 and $788,000, respectively, in dry hole costs.

         In total, $8,510,000 was spent on the acquisition and development of oil and gas properties in 1999, including $1,038,000 spent to repurchase limited partnership interests from investors in its oil and gas Partnerships.

         The Company spent $479,000 on field service equipment in 1999, and an additional $112,000 on computers, software, and related equipment. In the first quarter of the year 2000, three service rigs were purchased in Midland Texas for a total of $441,000, and a backhoe was purchased in Oklahoma for $29,000. The Company hopes to increase district operating income through the utilization of this equipment.

         The Company spent $547,000 to repurchase shares of its treasury stock in 1999.

         Most of the Company's capital spending is discretionary, and the ultimate level of expenditures will be dependent on the Company's assessment of the oil and gas business environment, the number of oil and gas prospects, and oil and gas business opportunities in general.

RESULTS OF OPERATIONS:

         1999 AS COMPARED TO 1998

         The Company incurred a loss of $2,138,000 in 1999 as compared to a loss of $1,692,000 in 1998. The 1999 loss was caused by a $2,703,000 impairment on the Ramrod Property, located in Matagorda County, Texas. The 1998 loss was primarily caused by exploration costs of $1,706,000 combined with extremely low oil and gas prices.

         The Company sold 50% of its interest in the Ramrod field and turned over operations to the purchaser in November 1998. The new operator increased flow rates on the most significant well on this property, the St. George # 1, and soon afterwards the well began to experience mechanical problems. Despite several expensive attempts to repair this well throughout 1999, production rates are currently about an eighth of what they were before the mechanical problems began, and the estimated future reserves at January 1, 2000 declined drastically from the prior year estimates. Additionally, the Company incurred $1,582,000 in drilling costs on the property in 1999, and while some reserves were found, the future net revenue associated with these reserves is greatly below the costs incurred.

         Oil and gas sales increased by $409,000, to 11,763,000 in 1999 as compared to $11,354,000 in 1998, as increased prices more than offset production declines.

         Oil production declined by 13,000 barrels, to 264,000 barrels in 1999 as compared to 277,000 barrels in 1998, due primarily to natural decline curves on existing properties. Gas production declined by 332,000 Mcf to 3,289,000 Mcf in 1999 from 3,621,000 Mcf in 1998, as a drop of 561,000 Mcf in production from the Ramrod property and the natural decline curve of existing properties was only partially offset by production from additional interests in properties purchased during the year, and wells which came on line in 1999. The most significant well to come on line in 1999 was the Francis Martin well, which began production in January and produced 510,000 Mcf of gas during the year. The Company's participation in this well was subject to a provision whereby the Company's interest is reduced when it reaches payout and again upon reaching 200% of payout. These events occurred in August 1999 and February 2000. The Company's original 13.44% net revenue interest has been reduced to 9.33%.

         The Oklahoma properties purchased in November of 1999 produced 72,000 Mcf of gas and 6,800 barrels of oil during the 1 1/2 months the Company owned these properties in 1999.

         The average price received for a barrel of oil increased to $15.41 in 1999 as compared to $12.39 in 1998, and the average gas price received increased to $2.32 in 1999, as compared to $2.19 in 1998.

         Lease operating expenses decreased by $306,000 to $6,305,000 in 1999 as compared to $6,611,000 in 1998, due to lower volumes produced.

         District operating income increased by $462,000, to $11,407,000 in 1999 as compared to $10,945,000 in 1998, as the Company continued to expand its well servicing operations. The Company hopes to further increase its district operating in 2000 through the utilization of service rigs and other equipment purchased in the first quarter of 2000.

         Administrative revenue, which represents the reimbursement of general and administrative overhead expanded on behalf of the Partnerships and the Company's joint venture partners decreased by $50,000 to 1,673,000 in 1999 as compared to 1,723,000 in 1998. In both years, amounts received from certain of the Partnerships were substantially less than the amounts allocable to these Partnerships under the partnership agreements. The lower amounts reflect PEMC's continuing efforts to reduce costs, both incurred and allocated to the Partnerships.

         Reporting and management fees are earned from providing the accounting and reporting functions for certain of the Partnerships.

         The Company receives reimbursement for costs incurred related to the evaluation and acquisition of properties on behalf of the Partnerships and other joint venture partners. To the extent that these property acquisition costs are expended at the district level, the reimbursements are recorded as a reduction of total district operating expenses. When expenses are incurred at the corporate headquarters level, such reimbursements are recorded as a reduction of total general and administrative expenses. During 1999 and 1998 the Company's total reimbursements for property acquisition costs were approximately $1,450,000 and $1,690,000 respectively.

         Depletion expense decreased by $1,393,000 to $4,581,000 in 1999 as compared to $5,974,000 in 1998 due to lower volumes produced, and lower depletion rates on many properties due to increased reserve estimates at year-end. These increased reserve estimates are partly due to an increase in prices.

         Exploration costs of $869,000 in 1999 consist primarily of dry hole costs on wells which were part of the Company's 1998 drilling program.

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

         Administrative revenue, which represents the reimbursement of general and administrative overhead expended on behalf of the Partnerships and the Company's joint venture partners increased 2% in 1998 as compared to 1997. In both years, amounts received from certain of the Partnerships are substantially less than the amounts allocable to these Partnerships under the partnership agreements. The lower amounts reflect PEMC's continuing efforts to reduce costs, both incurred and allocated to the Partnerships.

         Reporting and management fees are earned from providing the accounting and reporting functions for certain of the Partnerships.

         The Company receives reimbursement for costs incurred related to the evaluation and acquisition of properties on behalf of the Partnerships and other joint venture partners. To the extent that these property acquisition costs are expended at the district level, the reimbursements are recorded as a reduction of total district operating expenses. When expenses are incurred at the corporate headquarters level, such reimbursements are recorded as a reduction of the total general and administrative expenses. During 1998 and 1997 the Company's total reimbursements for property acquisition costs were approximately $1,690,000 and $1,751,000 respectively.

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


ITEM 7. FINANCIAL STATEMENTS.

         Included on pages F-1 through F-24 of this Report. The Index to Financial Statements is at page F-1 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         Information relating to the Company's Directors, nominees for Directors and executive officers is included in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held in May, 2000, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 1999, and which is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION.

         Information relating to executive compensation is included in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held in May, 2000, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 1999, and which is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information relating to security ownership of certain beneficial owners and management is included in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held in May, 2000, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 1999, and which is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information relating to certain transactions by Directors and executive officers of the Company is included in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held in May, 2000, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 1999, and which is incorporated herein by reference.


                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits:

         No.

         3.1 Restated Certificate of Incorporation of PrimeEnergy Corporation. (filed herewith)

         3.2      Bylaws of PrimeEnergy Corporation. (filed herewith)

         10.1 PrimeEnergy Corporation 1983 Incentive Stock Option Plan (Incorporated herein by reference to Exhibit 3.2 of PrimeEnergy Corporation Form 10-KSB for the year ended December 31, 1994)

         10.3 Massachusetts Mutual Flexinvest 401(k) Plan as amended and restated. (Incorporated herein by reference to Exhibit 10.3 of PrimeEnergy Corporation Form 10-KSB for the year ended December 31, 1994)(1)

         10.7 Credit Agreement dated April 26, 1995, between PrimeEnergy Corporation, PrimeEnergy Management Corporation and Bank One, Texas, National Association. (Incorporated herein by reference to Exhibit 10.7 to PrimeEnergy Corporation Form 8-K dated April 26, 1995)

         10.7.1 First Amendment to Credit Agreement Among PrimeEnergy Corporation and PrimeEnergy Management Corporation, as Borrowers, Bank One, Texas, National Association, as Agent, and the Lenders Signatory Hereto, effective as of October 6, 1995. (Incorporated herein by reference to Exhibit 10.7.1 to PrimeEnergy Corporation Form 10-KSB for the year ended December 31, 1995)

         10.7.2 Second Amendment to Credit Agreement Among PrimeEnergy Corporation and PrimeEnergy Management Corporation, as Borrowers, Bank One, Texas, National Association, as Agent, and the Lenders Signatory Hereto, effective as of February 6, 1997. (Incorporated by reference to Exhibit 10.7.2 of PrimeEnergy Corporation Form 10-KSB for the year ended December 31, 1996)

         10.7.3 Third Amendment to Credit Agreement Among PrimeEnergy Corporation and PrimeEnergy Management Corporation, as Borrowers, Bank One, Texas, National Association, as Agent, and the Lenders Signatory Hereto, effective as of January 2, 1998 (Incorporated by reference to Exhibit 10.7.3 of PrimeEnergy Corporation Form 10-KSB for the year ended December 31, 1997)

         10.8 Mortgage, Deed or Trust, Indenture, Security Agreement, Financing Statement and Assignment of Production dated May 27, 1994, as ratified and amended April 26, 1995, between PrimeEnergy Corporation, PrimeEnergy Management Corporation and Bank One, Texas, National Association. (Incorporated by reference to Exhibit 10.8 of PrimeEnergy Corporation Form 8-K dated April 26, 1995)

         10.17 Amended Marketing Agreement between PrimeEnergy Management Corporation and Charles E. Drimal, Jr. (Incorporated herein by reference to Exhibit 10.17 of PrimeEnergy Corporation Form 10-KSB for the year ended December 31, 1994)(1)

         10.18 Composite copy of Non-Statutory Option Agreements (Incorporated by reference to Exhibit 10.18 of PrimeEnergy Corporation for 10KSB for the year ended December 31, 1997)(1)

         10.19 Purchase and Sale Agreement dated as of May 7, 1996, by and between Internationale Nederlanden (U.S.) Capital Corporation and PrimeEnergy Corporation (Incorporated herein by reference to Exhibit 10.19 to PrimeEnergy Corporation Form 8-K dated May 29, 1996)

         10.20 Assignment, Conveyance and Bill of Sale dated as of May 7, 1996, by Saratoga Resources, Inc., a Texas corporation, et al., to PrimeEnergy Corporation (Incorporated herein by reference to Exhibit 10.20 to PrimeEnergy Corporation Form 8-K dated May 29, 1996)

         10.21 Purchase and Sale Agreement dated November 16, 1999 between Southern Pacific Petroleum U.S.A. and PrimeEnergy Corporation (Incorporated herein by reference to Exhibit 10.21 to PrimeEnergy Corporation Form 8-K dated November 24, 1999)

         21       Subsidiaries. (filed herewith)

         23       Consent of Ryder Scott Company, L.P. (filed herewith)

         27       Financial Data Schedule. (filed herewith)

-----------

(1) Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-KSB.

         (b)      Reports on Form 8-K:

                  A report dated November 24, 1999, was filed on Form 8-K to report under Item 2. Acquisition or Disposition of Assets, the acquisition of certain oil and gas and related properties. The pro forma financial information required to be filed in connection with that Form 8-K was filed by amendment on January 14, 2000 under cover of Form 8.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2000.

                                       PrimeEnergy Corporation

                                       By: /s/ CHARLES E. DRIMAL, JR.
                                           -------------------------------------
                                           Charles E. Drimal, Jr.
                                           President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 30th day of March, 2000.


/s/CHARLES E. DRIMAL, JR.      Director and President;
----------------------------   The Principal Executive Officer
Charles E. Drimal, Jr.

/s/ BEVERLY A. CUMMINGS        Director, Executive Vice President and Treasurer;
----------------------------   The Principal Financial and Accounting Officer
Beverly A. Cummings

/s/ SAMUEL R. CAMPBELL          Director
----------------------------
Samuel R. Campbell

                                Director
----------------------------
James E. Clark

/s/ MATTHIAS ECKENSTEIN         Director
----------------------------
Matthias Eckenstein

/s/ H. GIFFORD FONG             Director
----------------------------
H. Gifford Fong

/s/ THOMAS S.T. GIMBEL          Director
----------------------------
Thomas S.T. Gimbel

/s/ CLINT HURT                  Director
----------------------------
Clint Hurt

                                Director
----------------------------
Robert de Rothschild

/s/ JARVIS K. SLADE             Director
----------------------------
Jarvis J. Slade

/s/ JAN K. SMEETS               Director
----------------------------
Jan K. Smeets

                                Director
----------------------------
Gaines Wehrle

/s/ MICHAEL WEHRLE              Director
----------------------------
Michael Wehrle

                          INDEX TO FINANCIAL STATEMENTS

Financial Statements (Included herein at pages F-1 through F-24):

Report of Independent Public Accountants                                                   F-2

Financial Statements:

       Consolidated Balance Sheets -- December 31, 1999 and 1998                           F-3

       Consolidated Statements of Operations -- for the years ended December 31,
       1999 and 1998                                                                       F-5

       Consolidated Statements of Stockholders' Equity -- for the years ended
       December 31, 1999 and 1998                                                          F-6

       Consolidated Statements of Cash Flows -- for the years ended December 31,
       1999 and 1998                                                                       F-7

       Notes to Consolidated Financial Statements                                          F-8

       Supplementary Information:                                                          F-18

                Capitalized Costs Relating to Oil and Gas Producing Operations,
                December 31, 1999 and 1998                                                 F-19

                Costs Incurred in Oil and Gas Property Acquisition, Exploration and
                Development Activities, years ended December 31, 1999 and 1998             F-19

                Standardized Measure of Discounted Future Net Cash Flows Relating
                to Proved Oil and Gas reserves, years ended December 31, 1999 and 1998     F-20

                Standardized Measure of Discounted Future Net Cash Flows and Changes
                Therein Relating to Proved Oil an Gas Reserves, years ended December 31,
                1999 and 1998                                                              F-21

                Reserve Quantity Information, years ended December 31, 1999 and 1998       F-22

                Results of Operations from Oil and Gas Producing Activities, years ended
                December 31, 1999 and 1998                                                 F-22

                Notes to Supplementary Information                                         F-24

                         PUSTORINO, PUGLISI, & CO., LLP

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of PrimeEnergy Corporation:

We have audited the accompanying consolidated balance sheets of PrimeEnergy Corporation and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PrimeEnergy Corporation and Subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ PUSTORINO, PUGLISI & CO., LLP
Pustorino, Puglisi & Co., LLP
New York, New York
March 30, 2000

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

             CONSOLIDATED BALANCE SHEETS, December 31, 1999 and 1998


                                                        1999            1998
                                                    ------------    ------------
ASSETS:
Current assets:
     Cash and cash equivalents                      $  1,771,000    $  1,167,000
     Restricted cash and cash
        equivalents (Note 11)                          1,854,000       1,080,000
     Accounts receivable, net (Note 3)                 3,635,000       2,890,000
     Due from related parties (less allowance for
        doubtful accounts of $800,000 in 1999
        and 1998) (Note 10)                            2,844,000       2,952,000
     Prepaid expenses                                     84,000          79,000
     Other current assets                                204,000         351,000
     Deferred income taxes (Notes 1 and 8)                    --          18,000
                                                    ------------    ------------
         Total current assets                         10,392,000       8,537,000
                                                    ------------    ------------

Property and equipment, at cost (Notes 1 and 2):
     Oil and gas properties (successful
       efforts method):
         Developed                                    49,249,000      40,582,000
         Undeveloped                                     235,000       1,284,000
     Furniture, fixtures and equipment
       including leasehold improvements                6,395,000       6,571,000
                                                    ------------    ------------
                                                      55,879,000      48,437,000
     Accumulated depreciation, depletion
       and amortization                              (36,742,000)    (29,310,000)
                                                    ------------    ------------
       Net property and equipment                     19,137,000      19,127,000
                                                    ------------    ------------

Other assets (Note 10)                                   621,000         622,000
Due from affiliates (Note 10)                            325,000         325,000
                                                    ------------    ------------
       Total assets                                 $ 30,475,000    $ 28,611,000
                                                    ============    ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

             CONSOLIDATED BALANCE SHEETS, December 31, 1999 and 1998


                                                                   1999            1998
                                                               ------------    ------------
LIABILITIES and STOCKHOLDERS' EQUITY:
Current liabilities:
     Accounts payable (Note 13)                                $  7,900,000    $  6,315,000
     Current portion of other long-term obligations (Note 5)          4,000              --
     Accrued liabilities:
       Payroll, Benefits and Related Items                          798,000         552,000
       Taxes (Notes 1 and 8)                                         53,000              --
       Interest and other                                           626,000         832,000
     Due to related parties (Note 10)                               943,000         731,000
                                                               ------------    ------------
       Total current liabilities                                 10,324,000       8,430,000
                                                               ------------    ------------

Long-term bank debt (Note 4)                                     19,200,000      16,505,000
Other long term obligations (Note 5)                                 17,000              --
Deferred income taxes (Notes 1 and 8)                                    --          57,000
                                                               ------------    ------------
       Total liabilities                                         29,541,000      24,992,000
                                                               ------------    ------------

Stockholders' equity:
     Preferred stock, $.10 par, authorized
       5,000,000 shares in 1999 and 10,000,000 shares
       in 1998; none issued                                              --              --
     Common stock, $.10 par value, authorized
       10,000,000 shares in 1999 and 15,000,000 shares
       in 1998; issued 7,607,970 in 1999 and
       7,607,970 in 1998                                            761,000         761,000
     Paid in capital                                             10,902,000      10,902,000
     Accumulated deficit                                         (2,859,000)       (721,000)
                                                               ------------    ------------
                                                                  8,804,000      10,942,000
     Treasury stock, at cost, 3,266,063
       common shares in 1999 and 3,158,376
       common shares in 1998                                     (7,870,000)     (7,323,000)
                                                               ------------    ------------
       Total stockholders' equity                                   934,000       3,619,000
                                                               ------------    ------------
         Total liabilities and equity                          $ 30,475,000    $ 28,611,000
                                                               ============    ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                      CONSOLIDATED STATEMENTS of OPERATIONS

                 for the years ended December 31, 1999 and 1998


                                                            1999            1998
                                                        ------------    ------------
Revenue:
     Oil and gas sales                                  $ 11,763,000    $ 11,354,000
     District operating income                            11,407,000      10,945,000
     Administrative revenue (Note 10)                      1,673,000       1,723,000
     Reporting and management fees (Note 10)                 319,000         301,000
     Interest income                                         146,000         139,000
     Other income                                            212,000         333,000
                                                        ------------    ------------
                                                          25,520,000      24,795,000
                                                        ------------    ------------

Costs and expenses:
     Lease operating expense                               6,305,000       6,611,000
     District operating expense                            8,671,000       8,265,000
     Depreciation and depletion of
       oil and gas properties                              4,581,000       5,974,000
     Impairment of oil and gas properties (Note 1)         2,703,000          64,000
     General and administrative expense                    3,149,000       2,899,000
     Exploration costs                                       869,000       1,706,000
     Interest expense (Note 4)                             1,358,000       1,337,000
                                                        ------------    ------------
                                                          27,636,000      26,856,000
                                                        ------------    ------------
     Loss from operations                                 (2,116,000)     (2,061,000)

Other income:
Gain on sale and exchange of assets                            8,000         186,000
                                                        ------------    ------------
     Loss before (benefit) provision for income taxes     (2,108,000)     (1,875,000)

(Benefit) provision for income taxes                          30,000        (183,000)
                                                        ------------    ------------
     Net loss                                           $ (2,138,000)   $ (1,692,000)
                                                        ============    ============


Basic net loss per common share (Notes 1 and 14)        $      (0.48)   $      (0.38)
                                                        ============    ============
Diluted net loss per common share (Notes 1 and 14)      $      (0.48)   $      (0.38)
                                                        ============    ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                 CONSOLIDATED STATEMENT of STOCKHOLDERS' EQUITY

                 for the years ended December 31, 1999 and 1998


                                                                            Retained
                                                              Additional    Earnings
                                       Common Stock            Paid In    (Accumulated     Treasury
                                   Shares        Amount        Capital      Deficit)         Stock          Total
                                 ---------    -----------    -----------  ------------    -----------    -----------
Balance at December 31, 1997     7,597,970    $   760,000    $10,888,000   $   971,000    $(6,003,000)   $ 6,616,000

Purchased 169,215 shares of
 common stock                                                                              (1,320,000)    (1,320,000)

Stock options exercised             10,000          1,000         14,000                                      15,000

Net loss                                                                    (1,692,000)                   (1,692,000)
                                 ---------    -----------    -----------   -----------    -----------    -----------
Balance at December 31, 1998     7,607,970        761,000     10,902,000      (721,000)    (7,323,000)     3,619,000

Purchased 107,687 shares of
 common stock                                                                                (547,000)      (547,000)

Net loss                                                                    (2,138,000)                   (2,138,000)
                                 ---------    -----------    -----------   -----------    -----------    -----------
Balance at December 31, 1999     7,607,970    $   761,000    $10,902,000   ($2,859,000)   ($7,870,000)   $   934,000
                                 =========    ===========    ===========   ===========    ===========    ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                      CONSOLIDATED STATEMENTS of CASH FLOWS

                 for the years ended December 31, 1999 and 1998

                                   ----------


                                                                            1999            1998
                                                                        ------------    ------------
Cash flows from operating activities:
     Net loss                                                           $ (2,138,000)   $ (1,692,000)
     Adjustments to reconcile net loss to net cash provided
       by operating activities:
            Depreciation, depletion and amortization                       5,529,000       6,930,000
            Impairment of oil and gas properties                           2,703,000          64,000
            Dry hole and abandonment costs                                   818,000       1,606,000
            Gain on sale of properties                                        (8,000)       (186,000)
            Provision (benefit) of deferred income taxes                     (39,000)       (102,000)
            Changes in assets and liabilities:
            (Increase) decrease in accounts receivable                      (745,000)      1,590,000
            (Increase) decrease in due from related parties                  108,000        (498,000)
            (Increase) decrease in other assets                              120,000        (204,000)
            (Increase) decrease in prepaid expenses                           (5,000)         28,000
            Increase (decrease) in accounts payable                          811,000        (213,000)
            Increase in accrued liabilities                                  311,000         181,000
            Increase (decrease) in due to related parties                    212,000        (658,000)
                                                                        ------------    ------------
                 Net cash provided by operating activities                 7,677,000       6,846,000
                                                                        ------------    ------------

Cash flows from investing activities:
     Proceeds from sale of properties and equipment                           59,000       2,349,000
     Additions to property and equipment                                  (9,308,000)     (7,360,000)
     Decrease in notes receivable                                             28,000          10,000
                                                                        ------------    ------------
           Net cash used in investing activities                          (9,221,000)     (5,001,000)
                                                                        ------------    ------------

Cash flows from financing activities:
     Purchase of stock for treasury                                         (547,000)     (1,320,000)
     Repayment of long-term bank debt and other long-term obligations    (25,770,000)    (33,221,000)
     Increase in long-term bank debt and other long-term obligations      28,465,000      30,861,000
     Proceeds from exercised stock options                                        --          15,000
                                                                        ------------    ------------
           Net cash provided by (used in) financing activities             2,148,000      (3,665,000)
                                                                        ------------    ------------
           Net increase (decrease) in cash                                   604,000      (1,820,000)

Cash and cash equivalents, beginning of year                               1,167,000       2,987,000
                                                                        ------------    ------------
Cash and cash equivalents, end of year                                  $  1,771,000    $  1,167,000
                                                                        ============    ============

Supplemental disclosures:
     Income taxes paid during the year                                  $         --    $     46,000
     Net income tax refunds received during the year                    $     84,000    $         --
     Interest paid during the year                                      $  1,367,000    $  1,346,000

Supplemental information of noncash investing and financing activities:
     In 1999, the Company recorded capital lease obligations in the amount of $22,000.


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

                                    ---------

1.       DESCRIPTION OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

         Nature of Operations:

         PrimeEnergy Corporation ("PEC"), a Delaware corporation, was organized in March 1973. PrimeEnergy Management Corporation ("PEMC"), a wholly-owned subsidiary, acts as the managing general partner, providing administration, accounting and tax preparation services for 53 private and publicly-held limited partnerships and trusts (collectively, the "Partnerships"). PEC owns Eastern Oil Well Service Company ("EOWSC") and Southwest Oilfield Construction Company ("SOCC"), both of which perform oil and gas field servicing. PEC also owns Prime Operating Company ("POC") which serves as operator for most of the producing oil and gas properties owned by the Company and affiliated entities. PrimeEnergy Corporation and its wholly-owned subsidiaries are herein referred to as the "Company."

         The Company is engaged in the development, acquisition and production of oil and natural gas properties. The Company owns leasehold, mineral and royalty interests in producing and non-producing oil and gas properties across the continental United States, including Colorado, Kansas, Louisiana, Mississippi, Montana, Nebraska, Nevada, New Mexico, North Dakota, Oklahoma, Texas, Utah, West Virginia and Wyoming. The Company operates 1,659 wells and owns non-operating interests in 843 additional wells. Additionally, the Company provides well-servicing support operations, site-preparation and construction services for oil and gas drilling and re-working operations, both in connection with the Company's activities and providing contract services for third parties. The Company is publicly traded on the NASDAQ under the symbol "PNRG."

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

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                                    ---------

         Property and Equipment

         The Company follows the "successful efforts" method of accounting for its oil and gas properties. Under the successful efforts method, costs of acquiring undeveloped oil and gas leasehold acreage, including lease bonuses, brokers' fees and other related costs are capitalized. Provisions for impairment of undeveloped oil and gas leases are based on periodic evaluations. Annual lease rentals and exploration expenses, including geological and geophysical expenses and exploratory dry hole costs, are charged against income as incurred. Costs of drilling and equipping productive wells, including development dry holes and related production facilities, are capitalized. Costs incurred by the Company related to the acquisition of producing oil and gas properties on behalf of the Partnerships or joint ventures are deferred and charged to the related entity upon the completion of the acquisition. To the extent that the Company acquires an interest in the property, an appropriate allocation of internal costs are capitalized as part of the depletable base of the property.

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

         The net basis of assets are periodically compared to the expected future net revenue to be generated from the assets, and if the basis exceeds future net revenue, an impairment is recorded. In 1999 and 1998, the Company recorded noncash impairment charges of $2,703,000 and $64,000, respectively. The 1999 impairment was recorded on the Company's Ramrod property, located in Matagorda County, Texas. The most significant well on this property, the Saint George #1, experienced significant mechanical difficulties in 1999, and current estimates of future production from the well are significantly below prior year estimates. Additionally, significant sums were spent on drilling to develop this property in 1999, and although reserves were found, the drilling costs incurred greatly exceed the value of those reserves. The carrying value of the property was written down to its fair market value, based on projected discounted future net cash flows, using the Company's estimates of future commodity prices.

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

         General and Administrative Expenses:

         General and administrative expenses represent costs and expenses associated with the operation of the Company. Certain of the Partnerships sponsored by the Company reimburse general and administrative expenses incurred on their behalf.


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

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                                    ---------

         Hedging:

         From time to time, the Company may enter into futures contracts in order to reduce its exposure related to changes in oil and gas prices. In accordance with Statement of Financial Accounting Standards No. 80, any gain or loss on such contracts is treated as an adjustment to oil and gas revenue. Cash activity related to hedging transactions is treated as operating activity on the Statements of Cash Flows. The Company did not have any open hedging transactions at December 31, 1999.

         Recently Issued Accounting Standards:

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and cannot be applied retroactively. The Company has not yet quantified the impacts of adopting SFAS No. 133 on its financial statements. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income". SFAS No. 130 requires the reporting of comprehensive income (non-owner changes in equity) and its components in the financial statements. In 1999, the Company did not have any equity changes from non-owner sources that would be classified as comprehensive income.

2.       SIGNIFICANT  ACQUISITIONS AND DISPOSITIONS

         1999

         On November 15, 1999, the Company purchased interests in approximately 131 oil and gas wells located in various counties in Oklahoma. The Company already owned, and was the operator of, the majority of the properties purchased. The purchase price was $1,813,000, plus possible additional compensation contingent on the performance of the properties.

         As more fully described in Note 6, the company is committed to offer to repurchase the interests of the limited partners and trust unitholders in certain of the Partnerships. During 1999, the Company purchased such interests in an amount totaling $1,038,000.

         1998

         Effective October 1, 1998, the Company sold 50% of its interests in the Ramrod field for $2,075,000. The Company recorded a gain of $150,000 on the sale.

         During 1998, a drilling program was established whereby the Company, along with several of its joint venture partners, identified six wells to be drilled. Costs incurred in connection with this program totaled $3,297,000 in 1998 and $1,962,000 in 1999, including $1,355,000 and
         $788,000, respectively, in dry hole costs. The most significant well in this program was the Francis Martin et al No. 1 well, which began production in January 1999 and contributed 510,000 Mcf of gas and 8,800 barrels of oil to the Company's production during 1999.

         In 1998, the Company spent $831,000 to repurchase interests in the Partnerships.

3        ACCOUNTS RECEIVABLE

         Accounts receivable at December 31, 1999 and 1998 consisted of the following:

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                                    ---------

                                                             December 31,
                                                      --------------------------
                                                         1999           1998
                                                      -----------    -----------
           Joint interest billing                     $ 1,738,000    $ 1,395,000
           Trade receivables                              550,000        264,000
           Oil and gas sales                            1,423,000      1,287,000
           Other                                           61,000         71,000
                                                      -----------    -----------
                                                        3,772,000      3,017,000
              Less, allowance for doubtful accounts      (137,000)      (127,000)
                                                      -----------    -----------
                                                      $ 3,635,000    $ 2,890,000
                                                      ===========    ===========

4.      LONG-TERM BANK DEBT

        During 1998 and 1999, the Company was party to a line of credit agreement with a bank with a non-reducing borrowing base of $20 million. In February 1999, the credit agreement was revised to require that the $20 million borrowing base, reestablished on October 14, 1998, would begin reducing monthly by $300,000 beginning February 1, 1999. Effective September 22, 1999, the credit agreement was amended, revising the borrowing base to $23.7 million, reducing monthly by $350,000 beginning on October 1, 1999. Under the terms of the loan agreement, the borrowing base will be redetermined in the first half of 2000. As one of the criteria for determining the base is the value of the Company's reserves, and these reserves have increased significantly since the last determination, the borrowing base will be increased significantly. Management has therefore classified the entire amount of bank debt as long term. The credit agreement provides for interest on outstanding borrowings at the bank's base rate, as defined, payable monthly, or at rates ranging from 1 1/2% to 2% over the London Inter-Bank Offered Rate (LIBO rate) depending upon the Company's utilization of the available line of credit, payable at the end of the applicable interest period.

        The average interest rates paid on outstanding borrowings subject to interest at the bank's base rate during 1999 and 1998 were 7.48% and 8.46%, respectively. During the same periods, the average rates paid on outstanding borrowings bearing interest based upon the LIBO rate were 7.34% and 8.04%. As of December 31, 1999 and 1998, the total outstanding borrowings were $19.2 million and $16.5 million, respectively, of which $15.5 million and $14.3 million accrued interest at the LIBO rate option.

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

5.       COMMITMENTS

         Operating Leases:

         The Company has several noncancelable operating leases, primarily for rental of office space, that have a term of more than one year. Total rent paid in 1999 was $493,000.

         Capital Leases:

         The Company has one capital lease for office equipment in other long term obligations.

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                                    ---------

         Future minimum lease payments under operating and capital leases are as follows:

                                         Operating Leases      Capital Leases
               2000                        $  473,000             $ 5,000
               2001                           486,000               6,000
               2002                           432,000               5,000
               2003                           373,000               6,000
               2004                            22,000               3,000
               Thereafter                          --                  --
                                           ----------             -------
               Total minimum payments      $1,786,000             $25,000
                                           ==========
               Less Imputed interest                               (4,000)
                                                                  -------
               Present value of minimum
                 lease payments                                   $21,000
                                                                  =======

6.       CONTINGENT LIABILITIES

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

7.       STOCK OPTIONS AND OTHER COMPENSATION

         In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. Such options are exercisable, on a cumulative basis, as to twenty percent of the shares subject to option in each year, beginning one year after the granting of the option. At December 31, 1999 and 1998, options on 802,500 shares were outstanding and exercisable at prices ranging from $1.00 to $1.25 per share.

         On January 27, 1983, the Company adopted the 1983 Incentive Stock Option Plan. At December 31, 1999 and 1998, options on 103,000 and 111,000 were exercisable at $1.50 per share, respectively, and no additional shares were available for granting.

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

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                                    ---------

8.       INCOME TAXES

         The components of the provision for income taxes for the years ended December 31, 1999 and 1998 are as follows:

                               1999             1998
                             ---------        ---------
Federal:
    Current                  $  32,000        $ (89,000)
    Deferred                        --          (11,000)
State:
    Current                     37,000            7,000
    Deferred                   (39,000)         (90,000)
                             ---------        ---------
Total                        $  30,000        $(183,000)
                             =========        =========

         The components of net deferred tax assets (liabilities) are as follows:

                                                          December 31,   December 31,
                                                             1999           1998
                                                          ------------   ------------
Current assets:
     Compensation and benefits                            $   103,000    $   120,000
     Allowance for doubtful accounts                            8,000          9,000
     Less, valuation allowance                               (111,000)      (111,000)
                                                          -----------    -----------
                                                                   --         18,000
                                                          -----------    -----------
Noncurrent assets:
     Depreciation                                             215,000        836,000
     Due from related parties reserve                         312,000        316,000
     Federal net operating loss carryforwards                 758,000        862,000
     State net operating loss                                  51,000             --
     Percentage depletion carryforwards                     1,016,000      1,033,000
     Alternative minimum tax credits                          716,000        685,000
     Less, valuation allowance                             (1,676,000)    (1,670,000)
                                                          -----------    -----------
                                                            1,392,000      2,062,000
                                                          -----------    -----------
Noncurrent liabilities:
     Basis differences relating to limited partnerships      (749,000)      (812,000)
     Depletion                                               (643,000)    (1,307,000)
                                                          -----------    -----------
                                                           (1,392,000)    (2,119,000)
                                                          -----------    -----------
Net deferred tax liabilities:                             $        --    $   (39,000)
                                                          ===========    ===========

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                                    ---------

         The total provision for income taxes for the years ended December 31, 1999 and 1998 varies from the federal statutory tax rate as a result of the following:

                                                            December 31,  December 31,
                                                               1999          1998
                                                            ------------  ------------
            Expected tax benefit                              717,000       638,000
            State income tax, net of federal benefit            2,000        83,000
            Overaccrual of prior year refunds receivable      (30,000)           --
            Effect of valuation reserve against tax assets   (717,000)     (538,000)
                                                             --------      --------
            Tax benefit (expense)                             (30,000)      183,000
                                                             ========      ========

         The Company had a federal net operating loss (NOL) for the tax year 1998, and filed refund claims based on the carryback of this loss. It was originally estimated that the refunds to be received would total $72,000. The difference between this amount, which was accrued at December 31, 1998, and the actual refunds received in 1999 of $40,000 is an expense in the current year.

         The Company has a current state tax liability primarily due to the profitability of its oil and gas producing properties in the state of Oklahoma, which requires that income from oil and gas activities in that state be allocated directly.

         The Company has approximately $2,229,464 of regular tax, and $1,855,000 of alternative minimum tax net operating loss carryforwards. For both regular and alternative minimum tax purposes, $365,000 of these carryforwards will expire in each of the years 2000 through 2002, and the remainder of which will expire in the years 2013 and 2014. The Company also has NOL carryforwards in several of the states in which it does business. The entire amount of the company's net tax assets, both federal and state, have been fully reserved against as it is not clear that the Company will have future taxable income to offset with its various tax assets.

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

9.       SEGMENT INFORMATION AND MAJOR CUSTOMERS

         The Company operates in one industry - oil and gas exploration, development, operation and servicing. The Company's oil and gas activities are entirely in the continental United States.

         The Company sells its oil and gas production to a number of purchasers. While the Company is not dependent on any one purchaser of its production, oil and gas revenue in 1999 included sales to individual purchasers of $1,777,000 and $1,103,000 which represented approximately 16 and 15%, respectively of the Company's total revenue from oil and gas sales in 1999. In 1998, sales to individual purchasers of $2,061,000 and $1,192,000 represented 18% and 11%, respectively, of the Company's total oil and gas revenue. The above sales were made under various contractual arrangements, some of which are month-to-month; however, the Company believes that these purchasers will continue to purchase oil and gas products and, if not, could be replaced by other purchasers.

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                                    ---------

10.      RELATED PARTY TRANSACTIONS


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

         In 1991, the Company loaned approximately $325,000 at 12% interest to a real estate limited partnership in which a company director is a general partner. This loan is secured by a second mortgage on the underlying real estate in the partnership and the Company received a 23% equity participation in the partnership. The loan agreement provides for interest payments on a quarterly basis provided the cash flow from operations of the limited partnership is sufficient to pay interest for the quarter. If cash flows are not sufficient, then the accrued interest is added to the principal. During 1999 and 1998, the Company received several loan payments from the borrower, and the amount due under the loan was reduced by approximately $28,000 in 1999 and $10,000 in 1998. Amounts due, included in other non-current assets on the balance sheet, were $442,000 and $470,000 at December 31, 1999 and 1998, respectively.

         Due to related parties at December 31, 1999 and December 31, 1998 primarily represent receipts collected by the Company, as agent, from oil and gas sales net of expenses. The amount of such receipts due the affiliated Partnerships was $943,000 and $731,000 at December 31, 1999 and 1998, respectively. Receivables from related parties consist of reimbursable general and administrative costs, lease operating expenses and reimbursements for property acquisitions, development, and related costs.

         In the fourth quarter of 1999, the Company purchased 41,800 shares of its common stock from the President's brother for an aggregate price of $209,000.

11.      RESTRICTED CASH AND CASH EQUIVALENTS

         Restricted cash and cash equivalents includes $1,854,000 and $1,080,000 at December 31, 1999 and 1998, respectively, of cash primarily pertaining to unclaimed royalty payments. There were corresponding accounts payable recorded at December 31, 1999 and 1998 for these liabilities.

12.      SALARY DEFERRAL PLAN

         The Company maintains a salary deferral plan (the "Plan") in accordance with Internal Revenue Code Section 401(k), as amended. The Plan provides for discretionary and matching contributions which approximated $217,000 and $218,000 in 1999 and 1998, respectively.

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                                    ---------

13.      ACCOUNTS PAYABLE

         A summary of accounts payable at December 31, 1999 and 1998 is as follows:

                                                 1999         1998
                                              ----------   ----------
         Payables to unaffiliated interests   $7,851,000   $6,266,000
         Other                                    49,000       49,000
                                              ----------   ----------
                                              $7,900,000   $6,315,000
                                              ==========   ==========

14.       EARNINGS PER SHARE

          Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:

                                                         Year Ended                                  Year Ended
                                                     December 31, 1999                           December 31, 1998
                                          ----------------------------------------    ----------------------------------------
                                             Net          Number of     Per Share        Net          Number of     Per Share
                                             Loss          Shares        Amount         Income         Shares         Amount
                                          -----------    -----------   -----------    -----------    -----------   -----------
          Net loss per
             common share                 $(2,138,000)     4,423,838   $     (0.48)   $(1,692,000)     4,471,201   $     (0.38)
          Effect of dilutive securities:
             Options (1)                           --             --            --             --             --            --
                                          -----------    -----------   -----------    -----------    -----------   -----------

          Diluted net loss
            per common share              $(2,138,000)     4,423,838   $     (0.48)   $(1,692,000)     4,471,201   $     (0.38)
                                          ===========    ===========   ===========    ===========    ===========   ===========

         (1) For the years ended December 31, 1999 and 1998, the number of options excluded from diluted loss per common share calculations were 706,604 and 771,186, respectively, as the conversion of these would have had an anti-dilutive effect on net loss per share.

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                                    ---------

15.      SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                 Year Ended
                                December 31,      Fourth           Third         Second           First
                                    1999          Quarter         Quarter        Quarter         Quarter
Revenue                         $ 25,520,000    $  7,574,000    $  6,512,000   $  6,120,000    $  5,314,000

Operating income (loss)           (2,116,000)     (1,623,000)             --         (3,000)       (490,000)

Net income (loss)                 (2,138,000)     (1,691,000)          2,000          1,000        (450,000)

Net income (loss) per common
share                           $      (0.48)   $      (0.38)   $        .00   $        .00    $       (.10)

Diluted net income (loss) per
common share                    $      (0.48)   $      (0.38)   $        .00   $        .00    $       (.10)


                                 Year Ended
                                December 31,      Fourth           Third         Second           First
                                    1998          Quarter         Quarter        Quarter         Quarter
Revenue                         $ 24,795,000    $  5,837,000    $  6,208,000   $  6,573,000    $  6,177,000

Operating income (loss)           (2,061,000)     (2,379,000)         12,000        221,000          85,000

Net income (loss)                 (1,692,000)     (2,037,000)         11,000        207,000         127,000

Net income (loss) per common
share                           $      (0.38)   $      (0.46)   $        .00   $        .05    $        .03

Diluted net income (loss) per
common share                    $      (0.38)   $      (0.46)   $        .00   $        .04    $        .02

                    PRIMEENERGY CORPORATION AND SUBSIDIARIES

                            SUPPLEMENTARY INFORMATION

                                   ----------

                                   (UNAUDITED)

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

         CAPITALIZED COSTS RELATING to OIL and GAS PRODUCING ACTIVITIES

                           December 31, 1999 and 1998

                                    ---------

                                   (Unaudited)


                                                                 1999          1998
                                                              -----------   -----------
Developed oil and gas properties                              $49,249,000   $40,582,000
Undeveloped oil and gas properties                                235,000     1,284,000
                                                              -----------   -----------

                                                               49,484,000    41,866,000

Accumulated depreciation, depletion and valuation allowance    32,342,000    25,077,000
                                                              -----------   -----------

         Net capitalized costs                                $17,142,000   $16,789,000
                                                              ===========   ===========


               COSTS INCURRED in OIL and GAS PROPERTY ACQUISITION,
                     EXPLORATION and DEVELOPMENT ACTIVITIES

                     Years ended December 31, 1999 and 1998

                                    ---------

                                   (Unaudited)


                                                                  1999         1998
                                                              -----------   -----------
Acquisition of properties:
         Developed                                            $ 3,042,000   $   870,000
         Undeveloped                                              189,000     1,310,000

Exploration costs, excluding valuation allowance                  806,000     1,484,000

Development costs                                               4,473,000     2,718,000


              See accompanying notes to supplementary information.

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                    STANDARDIZED MEASURE of DISCOUNTED FUTURE
             NET CASH FLOWS RELATING to PROVED OIL and GAS RESERVES

                     years ended December 31, 1999 AND 1998

                                    ---------

                                   (Unaudited)


                                                            1999             1998
                                                        -------------    -------------
Future cash inflows                                     $ 100,177,000    $  49,136,000

Future production and development costs                   (58,807,000)     (27,931,000)

Future income tax expenses                                 (4,229,000)        (986,000)
                                                        -------------    -------------

         Future net cash flows                             37,141,000       20,219,000

10% annual discount for estimated timing of cash flow     (13,281,000)      (6,938,000)
                                                        -------------    -------------
         Standardized measure of discounted
           future net cash flow                         $  23,860,000    $  13,281,000
                                                        =============    =============


              See accompanying notes to supplementary information.

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                    STANDARDIZED MEASURE of DISCOUNTED FUTURE
                   NET CASH FLOWS and CHANGES THEREIN RELATING
                         to PROVED OIL and GAS RESERVES

                     years ended December 31, 1999 and 1998

                                    ---------

                                   (Unaudited)


The following are the principal sources of change in the standardized measure of discounted future net cash flows during 1999 and 1998

                                                               1999            1998
                                                           ------------    ------------
Sales of oil and gas produced, net of production costs     $ (5,458,000)   $ (4,659,000)
Net changes in prices and production costs                    3,192,000      (8,728,000)
Extensions, discoveries and improved recovery,
         less recovery costs                                  6,188,000       9,057,000
Revisions of previous quantity estimates                      2,178,000      (3,482,000)
Reserves purchases, net of development costs                  4,818,000         984,000
Net change in development costs                                 150,000         (33,000)

Reserves sold                                                        --      (3,527,000)


Accretion of discount                                         1,328,000       2,069,000

Net change in income taxes                                   (1,973,000)        769,000
Other                                                           156,000         138,000
                                                           ------------    ------------

         Net change                                          10,579,000      (7,412,000)

Standardized measure of discounted future net cash flow:

         Beginning of year                                   13,281,000      20,693,000
                                                           ------------    ------------
         End of year                                       $ 23,860,000    $ 13,281,000
                                                           ============    ============


               See accompanying notes to supplementary information

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                          RESERVE QUANTITY INFORMATION

                     years ended December 31, 1999 and 1998

                                    ---------

                                   (Unaudited)


                                                        1999                          1998
                                             --------------------------    --------------------------
                                                 Gas           Oil             Gas           Oil
                                                (Mcf)         (bbls.)         (Mcf)         (bbls.)
                                             -----------    -----------    -----------    -----------
Proved developed and undeveloped reserves:
         Beginning of year                    17,341,000      1,200,000     16,661,000      1,441,000
         Extensions, discoveries
            and improved recovery              1,732,000        554,000      5,993,000         80,000
         Revisions of previous
            estimates                          1,853,000        346,000     (1,125,000)      (103,000)
         Sales                                        --             --     (2,047,000)       (28,000)
         Purchases                             4,565,000        274,000      1,480,000         87,000
         Production                           (3,289,000)      (264,000)    (3,621,000)      (277,000)
                                             -----------    -----------    -----------    -----------

         End of year                          22,202,000      2,110,000     17,341,000      1,200,000
                                             ===========    ===========    ===========    ===========

Proved developed reserves                     22,046,000      2,110,000     17,341,000      1,122,000
                                             ===========    ===========    ===========    ===========


               See accompanying notes to supplementary information

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

           RESULTS of OPERATIONS from OIL and GAS PRODUCING ACTIVITIES years ended December 31, 1999 and 1998

                                    ---------

                                   (Unaudited)


                                                            1999            1998
                                                        ------------    ------------
Revenue:
         Oil and gas sales                              $ 11,763,000    $ 11,354,000
                                                        ------------    ------------

Costs and expenses:
         Lease operating expense                           6,305,000       6,695,000
         Exploration costs                                   869,000       1,706,000
         Depreciation and depletion                        4,581,000       6,038,000
         Write down of oil and gas properties              2,703,000              --
         Income tax (benefit) expense                         30,000        (183,000)
                                                        ------------    ------------
                                                          14,488,000      14,256,000
                                                        ------------    ------------

Results of operations from producing activities
    (excluding corporate overhead and interest costs)   $ (2,725,000)   $ (2,902,000)
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

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
3.1            Restated Certificate of Incorporation of PrimeEnergy Corporation
               (filed herewith)

3.2            Bylaws of PrimeEnergy Corporation. (filed herewith)

21             Subsidiaries

23             Consent of Ryder Scott Company, L.P. (filed herewith)

27             Financial Data Schedule (filed herewith)