Form 10-Q
period 2000-03-31
PRIMEENERGY CORP
filed 2000-05-15
CIK 56868

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                     ________________________________

                                FORM 10-QSB

/X/   Quarterly Report under Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the Quarterly Period Ended March 31, 2000

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

The number of shares outstanding of each class of the Registrant's Common Stock as of May 12, 2000 was: Common Stock, $0.10 par value, 4,311,705 shares.
                        PrimeEnergy Corporation

                         Index to Form 10-QSB

                            March 31, 2000




Part I -  Financial Information

Consolidated Balance Sheets - March 31, 2000 and
December 31, 1999                                                   3-4

Consolidated Statements of Operations for the three months
ended March 31, 2000 and 1999                                         5

Consolidated Statement of Stockholders' Equity for the
three months ended March 31, 2000                                     6

Consolidated Statements of Cash Flows for the three months
ended March 31, 2000 and 1999                                         7

Notes to Consolidated Financial Statements                         8-15

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                         16-19


Part II - Other Matters                                              20

Signatures                                                           21














                        PrimeEnergy Corporation

                      Consolidated Balance Sheets

                 March 31, 2000 and December 31, 1999



                                             March 31,    December 31,
2000                                            1999
                                            (Unaudited)   (Audited)
ASSETS:
Current assets:
  Cash and cash equivalents                $    506,000  $ 1,771,000
  Restricted cash and cash
    equivalents (Note 2)                      1,273,000    1,854,000
  Accounts receivable (Note 3)                3,710,000    3,635,000
  Due from related parties (Note 9)           3,189,000    2,844,000
  Other current assets                          178,000      204,000
  Prepaid expenses                               49,000       84,000
                                             ----------   ----------
      Total current assets                    8,905,000   10,392,000
                                             ----------   ----------

Property and equipment, at cost (Notes 1 and 4):
  Oil and gas properties (successful
    efforts method):
      Developed                              49,548,000   49,249,000
      Undeveloped                               375,000      235,000
  Furniture, fixtures and equipment
   including leasehold improvements           7,183,000    6,395,000
                                             ----------   ----------
                                             57,106,000   55,879,000
  Accumulated depreciation and depletion    (37,978,000) (36,742,000)
                                             ----------   ----------
    Net property and equipment               19,128,000   19,137,000
                                             ----------   ----------

Other assets (Note 9)                           635,000      621,000
Due from affiliates (Note 9)                    325,000      325,000
                                             ----------   ----------
    Total assets                           $ 28,993,000  $30,475,000
                                             ==========   ==========











See accompanying notes to the consolidated financial statements.
                        PrimeEnergy Corporation

                      Consolidated Balance Sheets

                 March 31, 2000 and December 31, 1999



                                             March 31,    December 31,
                                               2000         1999
                                            (Unaudited)   (Audited)
LIABILITIES and STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                         $  5,922,000  $ 7,900,000
  Current portion of other long-term
    obligations (Note 6)                          4,000        4,000
  Accrued liabilities:
    Payroll, benefits and related items       1,032,000      798,000
    Taxes                                       117,000       53,000
    Interest and other                          554,000      626,000
  Due to related parties (Note 9)             1,126,000      943,000
                                             ----------   ----------
    Total current liabilities                 8,755,000   10,324,000
                                             ----------   ----------

Long-term bank debt (Note 5)                 18,800,000   19,200,000
Other long-term obligations (Note 6)            16,000        17,000
                                             ----------   ----------
    Total liabilities                        27,571,000   29,541,000
                                             ----------   ----------

Stockholders' equity:
  Preferred stock, $.10 par, authorized
    5,000,000 shares; none issued                --           --
  Common stock, $.10 par value, authorized
    10,000,000 shares; issued 7,607,970
    in 2000 and 1999                            761,000      761,000
  Paid in capital                            10,902,000   10,902,000
  Accumulated deficit                        (2,341,000)  (2,859,000)
                                             ----------   ----------
                                              9,322,000    8,804,000
  Treasury stock, at cost, 3,272,373
    common shares in 2000 and 3,266,063
    common shares in 1999                   (7,900,000)  (7,870,000)
                                             ----------   ----------
    Total stockholders' equity                1,422,000      934,000
                                             ----------   ----------
      Total liabilities and equity         $ 28,993,000  $30,475,000
                                             ==========   ==========





See accompanying notes to the consolidated financial statements.
                        PrimeEnergy Corporation

                 Consolidated Statements of Operations

              Three Months Ended March 31, 2000 and 1999
                              (Unaudited)



                                                 2000          1999
Revenue:
  Oil and gas sales                           $ 4,181,000  $ 1,929,000
  District operating income                     3,000,000    2,858,000
  Administrative revenue (Note 9)                 375,000      399,000
  Reporting and management fees (Note 9)           79,000       84,000
  Interest and other income                        77,000       44,000
                                               ----------   ----------
    Total revenue                               7,712,000    5,314,000
                                               ----------   ----------

Costs and expenses:
  Lease operating expense                       1,894,000    1,364,000
  District operating expense                    2,466,000    2,020,000
  Depreciation and depletion of
    oil and gas properties                      1,074,000      805,000
  General and administrative expense            1,187,000      621,000
  Exploration costs                               122,000      687,000
  Interest expense (Note 5)                       378,000      307,000
                                               ----------   ----------
    Total costs and expenses                    7,121,000    5,804,000
                                               ----------   ----------
Income (loss) from operations                    591,000     (490,000)
Gain (loss) on sale and exchange of assets        (2,000)       3,000
----------                                     ----------    ---------
Net income (loss) before income taxes             589,000    (487,000)

Provision (benefit) for income taxes               71,000     (37,000)
                                               ----------   ----------
Net income (loss)                             $   518,000 $  (450,000)
                                               ==========   ==========

Basic income (loss) per common
  share (Notes 1 and 10)                            $0.12      $(0.10)
                                                     ====         ====
Diluted income (loss) per common
  share (Notes 1 and 10)                            $0.10      $(0.10)
                                                     ====         ====







See accompanying notes to the consolidated financial statements.
                             PrimeEnergy Corporation

                 Consolidated Statement of Stockholders' Equity

                        Three Months Ended March 31, 2000


                                       Common Stock       Paid In         Accumulated      Treasury
                                  Shares      Amount     Capital          Deficit          Stock          Total
Balance at December 31, 1999      7,607,970   $761,000   $10,902,000      ($2,859,000)     ($7,870,000)   $934,000


Purchased 6,310 shares of
 common stock                                                                                  (30,000)    (30,000)

Net income                                                                    518,000                      518,000

Balance at March 31, 2000       7,607,970     $761,000   $10,902,000      ($2,341,000)     ($7,900,000) $1,422,000



















        See accompanying notes to the consolidated financial statements.
                      PrimeEnergy Corporation

               Consolidated Statements of Cash Flows

            Three Months Ended March 31, 2000 and 1999
                            (Unaudited)


                                                2000         1999

Net cash provided by (used in)
  operating activities                        $ 720,000  $  (569,000)
                                             ----------   ----------

Cash flows from investing activities:
  Capital Expenditures,
    including dry hole costs                 (1,564,000)  (2,035,000)
  Proceeds from sale of property
    and equipment                                10,000        3,000
  Proceeds from payments on note receivable        --          5,000
                                             ----------   ----------
    Net cash used in investing
       activities                           (1,554,000)  (2,027,000)
                                             ----------   ----------

Cash flows from financing activities:
  Purchase of treasury stock                   (30,000)     (61,000)
  Increase in long-term bank debt and
    other long-term obligations              7,915,000    7,565,000
  Repayment of long-term bank debt and
    other long-term obligations             (8,316,000)  (4,995,000)
                                             ----------   ----------
    Net cash provided by (used in)
      financing activities                    (431,000)   2,509,000
                                             ----------   ----------

Net decrease in cash and cash
  equivalents                               (1,265,000)     (87,000)

Cash and cash equivalents at the
   beginning of the period                   1,771,000    1,167,000
                                            ----------   ----------
Cash and cash equivalents at the
  end of the period                       $    506,000 $  1,080,000
                                            ==========   ==========









 See accompanying notes to the consolidated financial statements.
                      PrimeEnergy Corporation

            Notes to Consolidated Financial Statements

                          March 31, 2000

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

    The Company is engaged in the development, acquisition and production of oil and natural gas properties. The Company owns leasehold, mineral and royalty interests in producing and non-producing oil and gas properties across the continental United States, primarily in Texas, Oklahoma, and West Virginia. The Company operates 1,659 wells and owns non-operating interests in 843 additional wells. Additionally, the Company provides well-servicing support operations, site preparation and construction services for oil and gas drilling and re-working operations, both in connection with the Company's activities and in providing contract services for third parties. The Company is publicly traded on NASDAQ under the symbol "PNRG".

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

    General and Administrative Expenses-

    General and administrative expenses represent costs and expenses associated with the operation of the Company. Certain of the Partnerships and joint ventures sponsored by the Company reimburse general and administrative expenses incurred on their behalf.

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

    Hedging-

    From time to time, the Company may enter into futures contracts in order to reduce its exposure related to changes in oil and gas prices. In accordance with Statement of Financial Accounting Standards No. 80, any gain or loss on such contracts is treated as an adjustment to oil and gas revenue. Cash activity related to hedging transactions is treated as operating activity on the Statements of Cash Flows. The Company did not have any open hedging transactions at March 31, 2000.

    Recently Issued Accounting Standards-

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000 and cannot be applied retroactively. The Company has not yet quantified the impacts of adopting SFAS No. 133 on its financial statements and has not determined the timing of or method of adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.


(2)  Restricted Cash and Cash Equivalents:

    Restricted cash and cash equivalents includes $1,273,000 and $1,854,000 at March 31, 2000 and December 31, 1999, respectively, of cash primarily pertaining to unclaimed royalty payments. There were corresponding accounts payable recorded at March 31, 2000 and December 31, 1999 for these liabilities.

(3)  Accounts Receivable:

    Accounts receivable at March 31, 2000 and December 31, 1999 consisted of the following:

                                        March 31,       December 31,
                                          2000               1999

      Joint Interest Billing          $ 1,709,000       $ 1,738,000
      Trade Receivables                   575,000           550,000
      Oil and Gas Sales                 1,463,000         1,423,000
      Other                               100,000            61,000
                                        ---------         ---------
                                        3,847,000         3,772,000

      Less, Allowance for doubtful
       accounts                          (137,000)         (137,000)
                                        ---------         ---------
                                      $ 3,710,000       $ 3,635,000
                                        =========         =========


(4)  Property and equipment:

    Property and equipment at March 31, 2000 and December 31, 1999 consisted of the following:


                                       March 31,       December 31,
                                          2000             1999

      Developed oil and gas
        properties at cost            $49,548,000       $49,249,000
      Undeveloped oil and gas
        properties at cost                375,000           235,000
      Less, accumulated depletion
        and depreciation              (33,427,000)      (32,342,000)
                                      ------------      ------------
                                       16,496,000        17,142,000
                                      ------------      ------------

      Furniture, fixtures and
        equipment                       7,183,000         6,395,000
      Less, accumulated depreciation   (4,551,000)       (4,400,000)
                                       ----------        ----------
                                        2,632,000         1,995,000
                                       ----------        ----------
      Total net property and
        equipment                     $19,128,000       $19,137,000
                                       ==========        ==========

5)  Long-Term Bank Debt:

    At the beginning of 1999, the Company was party to a line of credit agreement with a bank with a non-reducing borrowing base of $20 million. In February 1999, the credit agreement was revised to require that the $20 million borrowing base, reestablished on October 14, 1998, would begin reducing monthly by $300,000 beginning February 1, 1999. Effective September 22, 1999, the credit agreement was amended, revising the borrowing base to $23.7 million, reducing monthly by $350,000 beginning on October 1, 1999. The credit agreement provides for interest on outstanding borrowings at the bank's base rate, as defined, payable monthly, or at rates ranging from 1 1/2% to 2% over the London Inter-Bank Offered Rate (LIBO rate) depending upon the Company's utilization of the available line of credit, payable at the end of the applicable interest period.

    Advances pursuant to the agreement are limited to the borrowing base as defined in the agreement. Most of the Company's oil and gas properties as well as certain receivables and equipment are pledged as security under this agreement. Under the Company's credit agreement, the Company is required to maintain, as defined, a minimum current ratio, tangible net worth, debt coverage ratio and interest coverage ratio, and restrictions are placed on the payment of dividends.

(6)  Other Long-Term Obligations:

     Other long term obligations at March 31, 2000 and December 31, 1999 consist of the following:


                                        March 31,      December 31,
                                         2000             1999

     Capital lease obligations        $ 20,000           $ 21,000

     Less: current portion               4,000              4,000
                                        ______             ______
                                      $ 16,000           $ 17,000
                                        ======             ======


(7)  Contingent Liabilities:

    PEMC, as managing general partner of the affiliated Partnerships is responsible for all Partnership activities, including the review and analysis of oil and gas properties for acquisition, the drilling of development wells and the production and sale of oil and gas from productive wells. PEMC also provides the administration, accounting and tax preparation work for the Partnerships and is liable for all debts and liabilities of the affiliated Partnerships, to the extent that the assets of a given limited Partnership are not sufficient to satisfy its obligations.

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

(8)  Stock Options and Other Compensation:

    In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. Such options are exercisable, on a cumulative basis, as to twenty percent of the shares subject to option in each year, beginning one year after the granting of the option. At
    March  31,  2000  and 1999, options on 767,500 and 802,500  shares, respectively, were outstanding and exercisable at prices ranging from $1.00 to $1.25.

    On January 27, 1983, the Company adopted the 1983 Incentive Stock Option Plan. At March 31, 2000 and 1999, options on 87,000 and 111,000 shares were exercisable at $1.50 per share, respectively, and no additional shares were available for granting.

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

    In 1991, the Company loaned approximately $325,000 at 12% interest to a real estate limited partnership of which a Company Director is a general partner. This loan is secured by a mortgage on the underlying real estate in the partnership and the Company received a 23% equity participation in the partnership. The loan agreement provides for interest payments on a quarterly basis provided the cash flow from operations of the limited partnership are sufficient to pay interest for the quarter. If cash flows are not sufficient, the accrued interest is added to the principal. Amounts due, included in other non-current assets on the balance sheet, were $455,000 and $442,000 at March 31, 2000 and December 31, 1999,
    respectively.

    Due to related parties at March 31, 2000 and December 31, 1999 primarily represent receipts collected by the Company, as agent, from oil and gas sales net of expenses. Receivables from affiliates consist of reimbursable general and administrative costs, lease operating expenses and reimbursements for property acquisitions, development and related costs.

 (10) Income per share:

     Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:


                                    Three Months Ended              Three Months Ended
                                       March 31, 2000                   March 31, 1999

                            --------------------------------   ---------------------------------
                            Net         Number of  Per Share   Net         Number of  Per Share
                            Income      Shares     Amount      Loss        Shares     Amount
Net income (loss) per
        common share        $518,000    4,338,759  $   0.12    $(450,000)  4,443,561  $   (0.10)

Effect of dilutive securities:
        Options **                        660,257
                           _________    _________  ________    __________  _________  __________

Diluted  net income (loss)
      per common share      $518,000    4,999,016  $   0.10    $(450,000)  4,443,561  $    (.10)
                            ========    =========  ========    ==========  =========  ==========

     ** For the three months ended March 31, 1999, the number of options excluded from diluted loss per common share calculations were 726,721 as the conversion of these would have an anti-dilutive effect on net loss per share.



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


LIQUIDITY AND CAPITAL RESOURCES

The Company feels that it has the ability to generate sufficient amounts of cash to meet long-term liquidity needs, as well as debt service. The Company's goal is to generate increased cash flows by increasing its reserve base through continued acquisition, exploration and development. By increasing its reserve base, the Company's borrowing ability is increased due to additional properties available as collateral. Capital expenditures during the first quarter of 2000 were financed by internally generated funds coupled with cash balances available at the prior year-end.

At the beginning of 1999, the Company was party to a line of credit agreement with a bank with a non-reducing borrowing base of $20 million. In February 1999, the credit agreement was revised to require that the $20 million borrowing base, reestablished on October 14, 1998, would begin reducing monthly by $300,000 beginning February 1, 1999. Effective September 22, 1999, the credit agreement was amended, revising the borrowing base to $23.7 million, reducing monthly by $350,000 beginning on October 1, 1999. The credit agreement provides for interest on outstanding borrowings at the bank's base rate, as defined, payable monthly, or at rates ranging from 1 1/2% to 2% over the London Inter-Bank Offered Rate (LIBO rate) depending upon the Company's utilization of the available line of credit, payable at the end of the applicable interest period. Advances pursuant to the agreement are limited to the borrowing base as defined in the agreement. Most of the Company's oil and gas properties as well as certain receivables and equipment are pledged as security under this agreement. Under the Company's credit agreement, the Company is required to maintain, as defined, minimum current, tangible net worth, debt coverage and interest coverage ratios, and the payment of dividends is restricted. As of March 31, 2000, the Company had $18,800,000 outstanding against a line of credit of $21,600,000.

In November of 1999 the Company purchased from a third party working interest owner additional interests in approximately 131 producing oil and gas oil and gas wells located in Oklahoma. The purchase price was $1,831,000. The Company already owned interests in, and was the operator of, the majority of the wells in which interests were purchased. These additional interests are expected to contribute significantly to oil and gas revenues and to cash flow in 2000.

The Company spent approximately $686,000 on the acquisition, exploration and development of oil and gas properties in the first quarter of 2000, including $75,000 spent to repurchase limited partner interests in the Partnerships. The Company spent $31,000 on computer hardware and software, and $30,000 to repurchase treasury stock in open market transactions in the first quarter of 2000.

In February of 2000 the Company spent approximately $537,000 to purchase three service rigs as part of an effort to expand its oil and gas well servicing operations in Midland Texas. In total, the Company spent $844,000 on equipment and vehicles used in its field service operations in the first quarter of 2000.

Most of the Company's capital spending is discretionary and the ultimate level of spending will be dependent on the Company's assessment of the oil and gas business, the availability of capital, the number of oil and gas prospects, and oil and gas business opportunities in general.


RESULTS OF OPERATIONS

The Company had an income of $518,000 in the first quarter of 2000 as compared to a loss of $450,000 in the first quarter of 1999. The first quarter 1999 loss was attributable to extremely low oil and gas prices during that period, as well as $687,000 in exploration costs which were incurred primarily in the drilling of two dry holes. The Company had one dry hole and total exploration costs of $122,000 in the first quarter of 2000, and oil and gas prices were substantially higher.

Oil and gas revenue more than doubled to $4,181,000 in the first quarter of 2000 as compared to $1,929,000 in 1999, due to a combination of increased production and sharply higher prices. Average prices received for both oil and gas increased significantly in the first quarter of 2000 as compared to the same period in 1999, to $26.88 per barrel as compared to $10.87 in the case of oil, and to $2.72 per Mcf as compared to $1.86 in the case of gas. Oil production increased to 70,400 barrels as compared to 58,100, and gas production increased to 840,000 Mcf as compared to 686,000 Mcf. The additional interests in the Oklahoma wells purchased in November 1999 contributed 10,000 barrels of oil and 132,000 Mcf of gas to first quarter 2000 production, and the Company's share of the Partnerships production increased by 5,500 barrels of oil and 30,000 Mcf of gas due to additional interests in these entities purchased during the year.

District operating income increased 5%, to $3,000,000 in the first quarter of 2000. As discussed previously, the company purchased additional field service equipment for its Oklahoma and Midland, Texas field offices during the first quarter of 2000. As this equipment was being readied for use during the quarter, the ownership of this equipment did not contribute significantly to income in the current quarter, but the Company expects to increase its district operating income through the utilization of this equipment during the remainder of the year.

Administrative revenue of $375,000 in the first quarter of 2000 represents a 6% decrease from the first quarter 1999 amount. Amounts received in both years from certain Partnerships are substantially less than amounts allocable to those partnerships under the applicable agreements. The lower amounts reflect the Company's efforts to limit costs incurred and the amounts allocable to the partnerships.

Lease operating expense increased to $1,894,000 in the first quarter of 2000, a 39% increase over the 1999 amount of $1,364,000. This increase reflects both significantly increased production, and lower spending on the maintenance of oil and gas properties in the first quarter of 1999 due to extremely depressed prices at that time.

The Company receives reimbursement for costs incurred related to the evaluation, acquisition and development of properties in which interests are owned by its joint venture partners and the Partnerships. To the extent that these costs are expended at the district level, the reimbursements reduce total district operating expenses. To the extent such expenses are incurred by PEMC, such reimbursements reduce total general and administrative expenses. Such reimbursement totaled approximately $200,000 in the first quarter of 2000 as compared to $500,000 for the same period in 1999. This decline reflects the reduction in both drilling activity and time spent evaluating possible acquisitions of producing properties.

District operating expense increased 22% or $446,000 in the first quarter of 2000 as compared to the same period in 1999, due primarily to the additional employees hired in association with the equipment purchased for use in Midland Texas, as well as lower property acquisition cost reimbursement.

General and administrative expenses increased 91% to $1,187,000 in the first quarter of 2000 as compared to $621,000 in 1999. The change in cost reimbursement, previously discussed, combined with nonrecurring compensation and employee benefit costs related to the resignation of a company employee, are the primary components of this increase.

Depletion, depreciation and amortization expense increased 33% to $1,074,000 in the first quarter of 2000 as compared to $805,000 in 1999, primarily due to increased production volume.

Interest expense increased by 23% to $378,000 in the first quarter of 2000 as compared to $307,000 in 1999, due to a combination of higher rates and higher average outstanding borrowings.

The Company experienced no disruptions as a result of the Year 2000 date change. The Company expenditures for addressing Year 2000 issues were not material, nor does the Company expect to incur any significant costs addressing Year 2000 issues in the future.

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


Item 6. EXHIBITS AND REPORTS ON FORM 8K

No reports on form 8K were filed by the Company during the three months ended March 31, 2000.




















SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        PrimeEnergy Corporation
                                        (Registrant)





May 12, 2000                            /s/ Charles E. Drimal,Jr.
   (Date)                               --------------------------
                                        Charles E. Drimal, Jr.
                                        President
                                        Principal Executive Officer






May 12, 2000                            /s/ Beverly A. Cummings
   (Date)                               --------------------------
                                        Beverly A. Cummings
                                        Executive Vice President
                                        Principal Financial and
                                        Accounting Officer