Form 10QSB
period 2000-06-30
PRIMEENERGY CORP
filed 2000-08-14
CIK 56868

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                     ________________________________

                                FORM 10-QSB

/X/   Quarterly Report under Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the Quarterly Period Ended June 30, 2000

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

The number of shares outstanding of each class of the Registrant's Common Stock as of August 10, 2000 was: Common Stock, $0.10 par value, 4,197,795 shares.

                        PrimeEnergy Corporation

                         Index to Form 10-QSB

                             June 30, 2000




Part I -  Financial Information

Consolidated Balance Sheets - June 30, 2000 and
December 31, 1999                                                   3-4

Consolidated Statements of Operations for the six months
ended June 30, 2000 and 1999                                          5

Consolidated Statements of Operations for the three months
ended June 30, 2000 and 1999                                          6

Consolidated Statement of Stockholders' Equity for the
six months ended June 30, 2000                                        7

Consolidated Statements of Cash Flows for the six months
ended June 30, 2000 and 1999                                          8

Notes to Consolidated Financial Statements                         9-17

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                         18-21


Part II - Other Matters                                              22

Signatures                                                           23

                        PrimeEnergy Corporation

                      Consolidated Balance Sheets

                  June 30, 2000 and December 31, 1999



                                              June 30,    December 31,
2000                                            1999
                                            (Unaudited)   (Audited)
ASSETS:
Current assets:
  Cash and cash equivalents                $    794,000  $ 1,771,000
  Restricted cash and cash
    equivalents (Note 2)                      1,291,000    1,854,000
  Accounts receivable (Note 3 and Note 9)     4,577,000    3,635,000
  Due from related parties (Note 9)           3,602,000    2,844,000
  Other current assets                          197,000      204,000
  Prepaid expenses                               59,000       84,000
                                             ----------   ----------
      Total current assets                   10,520,000   10,392,000
                                             ----------   ----------

Property and equipment, at cost (Notes 1 and 4):
  Oil and gas properties (successful
    efforts method):
      Developed                              51,070,000   49,249,000
      Undeveloped                               434,000      235,000
  Furniture, fixtures and equipment
   including leasehold improvements           7,601,000    6,395,000
                                             ----------   ----------
                                             59,105,000   55,879,000
  Accumulated depreciation and depletion    (39,382,000) (36,742,000)
                                             ----------   ----------
    Net property and equipment               19,723,000   19,137,000
                                             ----------   ----------

Other assets (Note 9)                           195,000      621,000
Due from affiliates (Note 9)                    325,000      325,000
                                             ----------   ----------
    Total assets                           $ 30,763,000  $30,475,000
                                             ==========   ==========

See accompanying notes to the consolidated financial statements.
                        PrimeEnergy Corporation

                      Consolidated Balance Sheets

                  June 30, 2000 and December 31, 1999



                                              June 30,    December 31,
2000                                            1999
                                            (Unaudited)   (Audited)
LIABILITIES and STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                         $  6,075,000  $ 7,900,000
  Current portion of other long-term
    obligations (Note 6)                          4,000        4,000
  Accrued liabilities:
    Payroll, benefits and related items       1,204,000      798,000
    Taxes                                       257,000       53,000
    Interest and other                          552,000      626,000
  Due to related parties (Note 9)             1,533,000      943,000
                                             ----------   ----------
    Total current liabilities                 9,625,000   10,324,000
                                             ----------   ----------

Long-term bank debt (Note 5)                 18,500,000   19,200,000
Other long-term obligations (Note 6)            15,000        17,000
                                             ----------   ----------
    Total liabilities                        28,140,000   29,541,000
                                             ----------   ----------

Stockholders' equity:
  Preferred stock, $.10 par, authorized
    5,000,000 shares; none issued                --           --
  Common stock, $.10 par value, authorized
    10,000,000 shares; issued 7,607,970
    in 2000 and 1999                            761,000      761,000
  Paid in capital                            10,902,000   10,902,000
  Accumulated deficit                        (1,009,000)  (2,859,000)
                                             ----------   ----------
                                             10,654,000    8,804,000
  Treasury stock, at cost, 3,303,765
    common shares in 2000 and 3,266,063
    common shares in 1999                    (8,031,000)  (7,870,000)
                                             ----------   ----------
    Total stockholders' equity                2,623,000      934,000
                                             ----------   ----------
      Total liabilities and equity         $ 30,763,000  $30,475,000
                                             ==========   ==========

See accompanying notes to the consolidated financial statements.
                        PrimeEnergy Corporation

                 Consolidated Statements of Operations

                Six Months Ended June 30, 2000 and 1999
                              (Unaudited)



                                                 2000          1999
Revenue:
  Oil and gas sales                           $ 9,079,000  $ 4,471,000
  District operating income                     6,335,000    5,862,000
  Administrative revenue (Note 9)                 783,000      845,000
  Reporting and management fees (Note 9)          165,000      156,000
  Interest and other income                       156,000      102,000
                                               ----------   ----------
    Total revenue                              16,518,000   11,436,000
                                               ----------   ----------

Costs and expenses:
  Lease operating expense                       3,891,000    2,727,000
  District operating expense                    5,325,000    4,237,000
  Depreciation and depletion of
    oil and gas properties                      2,314,000    2,237,000
  General and administrative expense            2,000,000    1,251,000
  Exploration costs                               124,000      821,000
  Interest expense (Note 5)                       773,000      656,000
                                               ----------   ----------
    Total costs and expenses                   14,427,000   11,929,000
                                               ----------   ----------
Income (loss) from operations                   2,091,000     (493,000)
Gain on sale and exchange of assets                11,000       14,000
                                               ----------   ----------
Net income (loss) before income taxes           2,102,000    (479,000)

Provision (benefit) for income taxes              252,000     (31,000)
                                               ----------   ----------
Net income (loss)                             $ 1,850,000 $  (448,000)
                                               ==========   ==========

Basic income (loss) per common
  share (Notes 1 and 10)                            $0.43      $(0.10)
                                                     ====        ====
Diluted income (loss) per common
  share (Notes 1 and 10)                            $0.37      $(0.10)
                                                     ====        ====

   See accompanying notes to the consolidated financial statements.
                        PrimeEnergy Corporation

                 Consolidated Statements of Operations

               Three Months Ended June 30, 2000 and 1999
                              (Unaudited)



                                                 2000          1999
Revenue:
  Oil and gas sales                           $ 4,899,000  $ 2,542,000
  District operating income                     3,335,000    3,004,000
  Administrative revenue (Note 9)                 408,000      446,000
  Reporting and management fees (Note 9)           86,000       71,000
  Interest and other income                        81,000       57,000
                                               ----------   ----------
    Total revenue                               8,809,000    6,120,000
                                               ----------   ----------

Costs and expenses:
  Lease operating expense                       1,997,000    1,362,000
  District operating expense                    2,859,000    2,217,000
  Depreciation and depletion of
    oil and gas properties                      1,241,000    1,432,000
  General and administrative expense              814,000      629,000
  Exploration costs                                 2,000      134,000
  Interest expense (Note 5)                       395,000      349,000
                                               ----------   ----------
    Total costs and expenses                    7,308,000    6,123,000
                                               ----------   ----------
Income (loss) from operations                   1,501,000       (3,000)
Gain on sale and exchange of assets                13,000       11,000
                                               ----------   ----------
Net income before income taxes                  1,514,000        8,000

Provision for income taxes                        182,000        7,000
                                               ----------   ----------
Net income                                    $ 1,332,000 $      1,000
                                               ==========   ==========

Basic income per common
  share (Notes 1 and 10)                            $0.31        $0.00
                                                     ====         ====
Diluted income per common
  share (Notes 1 and 10)                            $0.27        $0.00
                                                     ====         ====

See accompanying notes to the consolidated financial statements.
                             PrimeEnergy Corporation

                 Consolidated Statement of Stockholders' Equity

                         Six Months Ended June 30, 2000



                                   Common Stock           Paid In        Accumulated       Treasury
                             	     Shares     Amount      Capital         Deficit           Stock          Total
Balance at December 31, 1999       7,607,970   $761,000   $10,902,000      ($2,859,000)     ($7,870,000)     $934,000

Purchased 37,702 shares of
 common stock                                                                                  (161,000)     (161,000)

Net income                                                                   1,850,000                      1,850,000
                                   ---------   --------   -----------      -----------      ------------   ----------

Balance at June 30, 2000           7,607,970   $761,000   $10,902,000      ($1,009,000)     ($8,031,000)   $2,623,000
                                   =========   ========   ===========      ============     ============   ==========



















        See accompanying notes to the consolidated financial statements.

                      PrimeEnergy Corporation

               Consolidated Statements of Cash Flows

              Six Months Ended June 30, 2000 and 1999
                            (Unaudited)


                                                2000         1999

Net cash provided by
  operating activities                     $3,485,000  $   2,637,000
                                             ----------   ----------

Cash flows from investing activities:
  Capital Expenditures,
    including dry hole costs                (3,622,000)  (4,690,000)
  Proceeds from sale of property
    and equipment                                23,000       37,000
  Proceeds from payments on note receivable      --           10,000
                                             ----------   ----------
    Net cash used in investing
       activities                           (3,599,000)  (4,643,000)
                                             ----------   ----------

Cash flows from financing activities:
  Purchase of treasury stock                  (161,000)     (96,000)
  Increase in long-term bank debt and
    other long-term obligations              12,350,000   12,255,000
  Repayment of long-term bank debt and
    other long-term obligations            (13,052,000) (10,260,000)
                                             ----------   ----------
    Net cash provided by (used in)
      financing activities                    (863,000)    1,899,000
                                             ----------   ----------

Net decrease in cash and cash
  equivalents                                 (977,000)    (107,000)

Cash and cash equivalents at the
   beginning of the period                     1,771,000  1,167,000
                                             ----------   ----------
Cash and cash equivalents at the
  end of the period                       $     794,000 $  1,060,000
                                             ==========   ==========

 See accompanying notes to the consolidated financial statements.
                      PrimeEnergy Corporation

            Notes to Consolidated Financial Statements

                           June 30, 2000

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

    The Company is engaged in the development, acquisition and production of oil and natural gas properties. The Company owns leasehold, mineral and royalty interests in producing and non-producing oil and gas properties across the continental United States, primarily in Texas, Oklahoma, and West Virginia. The Company operates over 1,600 wells and owns non-operating interests in over 800 additional wells. Additionally, the Company provides well-servicing support operations, site preparation and construction services for oil and gas drilling and re-working operations, both in connection with the Company's activities and in providing contract services for third parties. The Company is publicly traded on NASDAQ under the symbol "PNRG".

    The  markets  for  the Company's products and services  are  highly competitive, as oil and gas are commodity products and prices depend upon numerous factors beyond the control of the Company, such as economic, political and regulatory developments and competition from alternative energy sources.

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

    The Company has significant deferred tax assets which have been fully reserved against based upon the assumption that, considering both current and expected future levels of taxable income and the
    Section 29 credits and other tax benefits the Company expects to generate, the availability of these carryforwards will not lead to significant reductions in the Company's tax liability as compared to what it would pay if such carryforwards did not exist. Increases in estimates of future taxable income could lead to significant reductions in the amount of this reserve, which could have a material effect on the net income of the Company.

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


(2)  Restricted Cash and Cash Equivalents:

    Restricted cash and cash equivalents includes $1,291,000 and $1,854,000 at June 30, 2000 and December 31, 1999, respectively, of cash primarily pertaining to unclaimed royalty payments. There were corresponding accounts payable recorded at June 30, 2000 and December 31, 1999 for these liabilities.

(3)  Accounts Receivable:

    Accounts receivable at June 30, 2000 and December 31, 1999 consisted of the following:

                                        June 30,         December 31,
                                          2000               1999

      Joint Interest Billing          $ 1,255,000       $ 1,738,000
      Trade Receivables                   883,000           550,000
      Oil and Gas Sales                 1,933,000         1,423,000
      Current loans receivable (Note 9)   453,000               --
      Other                               190,000            61,000
                                        ---------         ---------
                                        4,714,000         3,772,000

      Less, Allowance for doubtful
       accounts                          (137,000)         (137,000)
                                        ---------         ---------
                                      $ 4,577,000       $ 3,635,000
                                        =========         =========


(4)  Property and equipment:

    Property and equipment at June 30, 2000 and December 31, 1999 consisted of the following:


                                        June 30,       December 31,
                                          2000              1999

      Developed oil and gas
        properties at cost            $51,070,000       $49,249,000
      Undeveloped oil and gas
        properties at cost                434,000           235,000
      Less, accumulated depletion
        and depreciation              (34,646,000)      (32,342,000)
                                      ------------      ------------
                                       16,858,000        17,142,000
                                      ------------      ------------

      Furniture, fixtures and
        equipment                       7,601,000         6,395,000
      Less, accumulated depreciation   (4,736,000)       (4,400,000)
                                       ----------        ----------
                                        2,865,000         1,995,000
                                       ----------        ----------
      Total net property and
        equipment                     $19,723,000       $19,137,000
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

    Advances pursuant to the agreement are limited to the borrowing base as defined in the agreement. Most of the Company's oil and gas properties as well as certain receivables and equipment are pledged as security under this agreement. Under the Company's credit agreement, the Company is required to maintain, as defined, a minimum current ratio, tangible net worth, debt coverage ratio and interest coverage ratio, and restrictions are placed on the payment of dividends. As of June 30, 2000, the Company had $18,500,000 outstanding against a line of credit of $20,550,000.

(6)  Other Long-Term Obligations:

     Other long term obligations at June 30, 2000 and December 31, 1999 consist of the following:


                                        June 30,       December 31,
                                         2000             1999

     Capital lease obligations        $ 19,000           $ 21,000

     Less: current portion               4,000              4,000
                                        ______             ______
                                      $ 15,000           $ 17,000
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

(8)  Stock Options and Other Compensation:

    In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. Such options are exercisable, on a cumulative basis, as to twenty percent of the shares subject to option in each year, beginning one year after the granting of the option. At June 30, 2000 and 1999, options on 767,500 and 802,500 shares, respectively, were outstanding and exercisable at prices ranging from $1.00 to $1.25.

    On January 27, 1983, the Company adopted the 1983 Incentive Stock Option Plan. At June 30, 2000 and 1999, options on 87,000 and 111,000 shares were exercisable at $1.50 per share, respectively, and no additional shares were available for granting.

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

    In 1991, the Company loaned approximately $325,000 at 12% interest to a real estate limited partnership of which a Company Director is a general partner. This loan was secured by a mortgage on the underlying real estate in the partnership and the Company received a 23% equity participation in the partnership. The loan agreement provided for interest payments on a quarterly basis provided the cash flow from operations of the limited partnership were sufficient to pay interest for the quarter. If cash flows were not sufficient, the accrued interest was added to the principal. As of December 31, 1999, the amounts due, included in other non-current assets on the balance sheet, were $442,000. In July of 2000, the loan was paid in full. Therefore, as of June 30, 2000 amounts due of $453,000 are included in accounts receivable on the balance sheet and disclosed separately in Note 3.

    Due to related parties at June 30, 2000 and December 31, 1999 primarily represent receipts collected by the Company, as agent, from oil and gas sales net of expenses. Receivables from affiliates consist of reimbursable general and administrative costs, lease operating expenses and reimbursements for property acquisitions, development and related costs.

 (10) Income per share:

     Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:




                                   Six Months Ended          	   Six Months Ended
                                    June 30, 2000            	     June 30, 1999

                             Net   Number of  Per Share        Net    Number of   Per Share
                           Income     Shares     Amount       Loss       Shares     Amount
Net income (loss) per
    common share   	    $1,850,000  4,327,079  $   0.43    $(448,000)   4,438,368 $ (0.10)

Effect of dilutive
 securities: Options **               652,158
                       ___________  _________   _______      ________   _________ ________

Diluted  net income (loss)
   per common share    $ 1,850,000  4,979,237  $   0.37    $(448,000)   4,438,368 $ (0.10)
                       ===========  =========   =======     =========   ========= ========

** For the six months ended June 30, 1999, the number of options excluded from diluted loss per common share calculations were 715,323 as the conversion of these would have an anti-dilutive effect on net loss per share.

                                Three Months Ended                 Three Months Ended
                                   June 30, 2000                     June 30, 1999

                           Net   Number of  Per Share         Net      Number of   Per Share
                         Income    Shares    Amount         Income        Shares       Amount
Net income per
 common share        $1,332,000   4,315,399  $   0.31       $1,000      4,433,241   $   0.00

Effect of dilutive
 securities: Options **             643,353                               702,877
                 	   ----------   ---------  --------	       --------    --------   --------
Diluted  net income
 per common share    $1,332,000   4,958,752  $   0.27          $1,000   5,136,118    $  0.00
                      =========  ==========  ========         =======   =========   ========

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


LIQUIDITY AND CAPITAL RESOURCES

The Company feels that it has the ability to generate sufficient amounts of cash to meet long-term liquidity needs, as well as debt service. The Company's goal is to generate increased cash flows by increasing its reserve base through continued acquisition, exploration and development. By increasing its reserve base, the Company's borrowing ability is increased due to additional properties available as collateral. Capital expenditures during 2000 were financed by borrowings and internally generated funds coupled with cash balances available at the prior year-end.

At the beginning of 1999, the Company was party to a line of credit agreement with a bank with a non-reducing borrowing base of $20 million. In February 1999, the credit agreement was revised to require that the $20 million borrowing base, reestablished on October 14, 1998, would begin reducing monthly by $300,000 beginning February 1, 1999. Effective September 22, 1999, the credit agreement was amended, revising the borrowing base to $23.7 million, reducing monthly by $350,000 beginning on October 1, 1999. The credit agreement provides for interest on outstanding borrowings at the bank's base rate, as defined, payable monthly, or at rates ranging from 1 1/2% to 2% over the London Inter-Bank Offered Rate (LIBO rate) depending upon the Company's utilization of the available line of credit, payable at the end of the applicable interest period. Advances pursuant to the agreement are limited to the borrowing base as defined in the agreement. Most of the Company's oil and gas properties as well as certain receivables and equipment are pledged as security under this agreement. Under the Company's credit agreement, the Company is required to maintain, as defined, minimum current, tangible net worth, debt coverage and interest coverage ratios, and the payment of dividends is restricted. As of June 30, 2000, the Company had $18,500,000 outstanding against a line of credit of $20,550,000.


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

The Company spent approximately $2,286,000 on the acquisition, exploration and development of oil and gas properties in the first half of 2000, including $389,000 spent to repurchase limited partner interests from investors in the oil and gas partnerships.

The Company also spent approximately $1,281,000 on field service equipment, including $583,000 to expand it's servicing operations in Midland Texas, and $40,000 on computer hardware and software in the first half of 2000.

The Company spent $161,000 in the first half of 2000 to acquire treasury stock in open market transactions. On August 8, 2000 the Company spent $287,000 to purchase 49,000 shares of it's treasury stock, and on August 10, 55,000 shares were purchased at a cost of $316,000.

Most of the Company's capital spending is discretionary and the ultimate level of spending will be dependent on the Company's assessment of the oil and gas business, the availability of capital, the number of oil and gas prospects, and oil and gas business opportunities in general.

In July of 2000 the Company received $453,000 in full payment of a note from Alabama Shopping Center Associates.

RESULTS OF OPERATIONS

The Company had income of $1,850,000 for the six months ended June 30, 2000 as compared to a loss of $448,000 in the first half of 1999. The Company had income of $1,332,000 in the second quarter of 2000 as compared to income of $1,000 in the second quarter of 1999. The improvement in results is attributable to a combination of sharply higher oil and gas prices, increased production, and a decline in exploration costs from $821,000 in the first half of 1999 to $124,000 in 2000.

Oil and gas sales of $9,079,000 for the first half of 2000 represented a 103% increase over sales in the first half of 1999. In the first half of 2000 average oil and gas prices were $26.97 per barrel and $2.98 per Mcf as compared to $13.07 per barrel and $2.02 per Mcf in the first half of 1999. Production for the first six months of 2000 totaled 143,498 barrels of oil and 1,749,782 Mcf of gas as compared to 118,113 barrels of oil and 1,448,452 Mcf of gas during the comparable period in 1999.

Second quarter 2000 oil and gas sales of $4,899,000 represented a 93% increase over sales in the second quarter of 1999. Second quarter 2000 average oil and gas prices were $27.06 per barrel and $3.21 per Mcf as compared to $15.20 per barrel and $2.14 per Mcf in the second quarter of 1999. Production for the second quarter of 2000 totaled 73,098 barrels of oil and 909,831 Mcf of gas as compared to 60,020 barrels of oil and 762,174 Mcf of gas during the comparable period in 1999.

In November of 1999, the Company purchased interests in approximately 131 oil and gas wells located in Oklahoma. The Company already owned working interests in, and was the operator of, the majority of the wells. These interests contributed production of 18,000 barrels of oil and 240,000 Mcf of gas to production if the first half of 2000, and a total of $1,113,000 of oil and gas revenue.

In the second quarter of 2000 the Company completed the Brooks Trust # 1 well in Bee County, Texas. This well had first production in late June, and is currently producing at a rate of approximately 2,000 Mcf per day. The Company owns a 41.4% net revenue interest in this well.

In August of 2000 the Company had first sales from a well drilled and completed on the East Wakita Prospect in Oklahoma. This well, in which the Company owns a 68% net revenue interest, is currently producing about 1,900 Mcf per day.

District operating income increased by $473,000 or 8%, between the first half of 2000 and the first half of 1999, and by $331,000, or 11% in the second quarter of 2000 as compared to the same period in 1999. Both increases reflect the Company's efforts to increase the amount of field service work it performs on wells not operated by the Company, particularly through expanding it's operations in the Midland, Texas area.

Administrative revenue for the first half of 2000 was $783,000 as compared to $845,000 in 1999, a decline of 7%. Amounts received in both years from certain Partnerships are substantially less than the amounts allocable to those Partnerships under the Partnership agreements. The lower amounts reflect PEMC's efforts to limit costs incurred and the amounts allocated to the Partnerships.

Lease operating expense for the first half of 2000 increased by 43% or $1,164,000 compared to the first half of 1999, primarily due to higher volumes produced and a greater amount of repair and fix up work performed in 2000 than in 1999, when prices were extremely depressed. The higher volumes were primarily attributable to the additional interests in Oklahoma properties purchased in November of 1999.

The Company receives reimbursement for costs incurred related to the evaluation, acquisition and development of properties in which interests are owned by its joint venture partners, related partnerships, and trusts. To the extent that these costs are expended at the district level, the reimbursements reduce total district operating expenses. To the extent such expenses are incurred by PEMC, such reimbursements reduce total general and administrative expenses. Such reimbursement totaled approximately $500,000 in the first half of 2000 as compared to $800,000 for the same period in 1999.

District operating expense increased by $1,088,000 or 26%, in the first half of 2000 as compared to the same period in 1999, and by $642,000 or 29% in second quarter of 2000 as compared to the second quarter of 1999. Both increases reflect the Company's efforts to increase the amount of field service work it performs on wells not operated by the Company, and startup costs incurred in connection with the expansion of its operations in the Midland, Texas area.

General and administrative expenses increased 60% to $2,000,0000 in the first half of 2000 as compared to $1,251,000 in 1999. The change in cost reimbursement, previously discussed, combined with nonrecurring compensation and employee benefit costs related to the resignation of a company employee, are the primary components of this increase. Also, the Companys share of administrative expenses from the partnerships increased by $142,000 between the two years, primarily due to the purchase of additional interests in these properties.

Exploration costs were $124,000 in the first half of 2000 as compared to $821,000 during the same period in 1999. The 1999 costs consisted primarily of the cost of two dry holes drilled in the first quarter of 1999 as part of the Company's 1998 Drilling Program.

Interest expense during the first half of 2000 increased approximately 18% to $773,000 due to higher interest rates in that period.

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

                      PART II - OTHER MATTERS

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on May 19, 2000. One matter submitted to the stockholders was the election of thirteen Directors (named below), nominated by management, all of whom were currently serving as Directors. Proxies were solicited pursuant to Regulation 14A under the Securities Act of 1934, definitive copies of which were filed with the Commission. There was no solicitation in opposition to management's nominees, and all of the Directors nominated for the re-election were elected. The number of shares of the Company's common stock outstanding and entitled to vote at the Annual Meeting was 4,335,097. Those persons nominated and elected as Directors, and the number of shares voting for or withheld and broker non-votes for each, is shown below. There were no abstentions.

                                                         Broker
                                 For        Withheld    Non-votes
     Samuel R. Campbell       3,421,639       3,301        200
     James E. Clark           3,421,489       3,451        350
     Beverly A. Cummings      3,421,689       3,251        150
     Charles E. Drimal, Jr.   3,421,689       3,251        150
     Matthias Eckenstein      3,421,639       3,301        200
     H. Gifford Fong          3,421,839       3,101         -
     Thomas S. T. Gimbel      3,421,739       3,201        100
     Clint Hurt               3,421,839       3,101         -
     Robert de Rothschild     3,421,839       3,101         -
     Jarvis J. Slade          3,421,539       3,401        300
     Jan K. Smeets            3,421,839       3,101         -
     Gaines Wehrle            3,421,739       3,201        100
     Michael H. Wehrle        3,421,589       3,351        250

Item 5.   OTHER INFORMATION

Exhibit 27 - Financial Data Schedule is attached to the electronic filing of this report only.


Item 6. EXHIBITS AND REPORTS ON FORM 8K

No reports on form 8K were filed by the Company during the six months ended June 30, 2000.




SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        PrimeEnergy Corporation
                                        (Registrant)





August 14, 2000                         /s/ Charles E. Drimal,Jr.
   (Date)                               --------------------------
                                        Charles E. Drimal, Jr.
                                        President
                                        Principal Executive Officer






August 14, 2000                         /s/ Beverly A. Cummings
   (Date)                               --------------------------
                                        Beverly A. Cummings
                                        Executive Vice President
                                        Principal Financial and
                                        Accounting Officer