Form 10QSB
period 2000-09-30
PRIMEENERGY CORP
filed 2000-11-14
CIK 56868

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                     ________________________________

                                FORM 10-QSB

/X/   Quarterly Report under Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the Quarterly Period Ended September 30, 2000

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

The number of shares outstanding of each class of the Registrant's Common Stock as of November 10, 2000 was: Common Stock, $0.10 par value, 4,186,987 shares.
                        PrimeEnergy Corporation

                         Index to Form 10-QSB

                          September 30, 2000




Part I -  Financial Information

Consolidated Balance Sheets - September 30, 2000 and
December 31, 1999                                                   3-4

Consolidated Statements of Operations for the nine months
ended September 30, 2000 and 1999                                     5

Consolidated Statements of Operations for the three months
ended September 30, 2000 and 1999                                     6

Consolidated Statement of Stockholders' Equity for the
nine months ended September 30, 2000                                  7

Consolidated Statements of Cash Flows for the nine months
ended September 30, 2000 and 1999                                     8

Notes to Consolidated Financial Statements                         9-16

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                         17-20


Part II - Other Matters                                              21

Signatures                                                           22

                        PrimeEnergy Corporation

                      Consolidated Balance Sheets

               September 30, 2000 and December 31, 1999



                                           September 30,  December 31,
                                               2000          1999
                                            (Unaudited)   (Audited)
ASSETS:
Current assets:
  Cash and cash equivalents                $    289,000  $ 1,771,000
  Restricted cash and cash
    equivalents (Note 2)                      1,310,000    1,854,000
  Accounts receivable (Note 3)                5,223,000    3,635,000
  Due from related parties (Note 9)           3,902,000    2,844,000
  Other current assets                          171,000      204,000
  Prepaid expenses                              154,000       84,000
                                             ----------   ----------
      Total current assets                   11,049,000   10,392,000
                                             ----------   ----------

Property and equipment, at cost (Notes 1 and 4):
  Oil and gas properties (successful
    efforts method):
      Developed                              54,281,000   49,249,000
      Undeveloped                               123,000      235,000
  Furniture, fixtures and equipment
   including leasehold improvements           7,649,000    6,395,000
                                             ----------   ----------
                                             62,053,000   55,879,000
  Accumulated depreciation and depletion   (41,180,000) (36,742,000)
                                             ----------   ----------
    Net property and equipment               20,873,000   19,137,000
                                             ----------   ----------

Other assets (Note 9)                           203,000      621,000
Due from affiliates (Note 9)                    325,000      325,000
                                             ----------   ----------
    Total assets                           $ 32,450,000  $30,475,000
                                             ==========   ==========











See accompanying notes to the consolidated financial statements.

                        PrimeEnergy Corporation

                      Consolidated Balance Sheets

               September 30, 2000 and December 31, 1999



                                           September 30,  December 31,
                                               2000          1999
                                            (Unaudited)   (Audited)
LIABILITIES and STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                         $  6,438,000  $ 7,900,000
  Current portion of other long-term
    obligations (Note 6)                          4,000        4,000
  Accrued liabilities:
    Payroll, benefits and related items       1,312,000      798,000
    Taxes                                       566,000       53,000
    Interest and other                          764,000      626,000
  Due to related parties (Note 9)             1,370,000      943,000
                                             ----------   ----------
    Total current liabilities                10,454,000   10,324,000
                                             ----------   ----------

Long-term bank debt (Note 5)                 17,750,000   19,200,000
Other long-term obligations (Note 6)            14,000        17,000
                                             ----------   ----------
    Total liabilities                        28,218,000   29,541,000
                                             ----------   ----------

Stockholders' equity:
  Preferred stock, $.10 par, authorized
    5,000,000 shares; none issued                --           --
  Common stock, $.10 par value, authorized
    10,000,000 shares; issued 7,607,970
    in 2000 and 1999                            761,000      761,000
  Paid in capital                            10,902,000   10,902,000
  Retained Earnings (accumulated deficit)     1,285,000  (2,859,000)
                                             ----------   ----------
                                             12,948,000    8,804,000
  Treasury stock, at cost, 3,420,943
    common shares in 2000 and 3,266,063
    common shares in 1999                   (8,716,000)  (7,870,000)
                                             ----------   ----------
    Total stockholders' equity                4,232,000      934,000
                                             ----------   ----------
      Total liabilities and equity         $ 32,450,000  $30,475,000
                                             ==========   ==========





See accompanying notes to the consolidated financial statements.

                        PrimeEnergy Corporation

                 Consolidated Statements of Operations

             Nine Months Ended September 30, 2000 and 1999
                              (Unaudited)



                                                 2000          1999
Revenue:
  Oil and gas sales                           $15,971,000  $ 7,717,000
  District operating income                     9,955,000    8,587,000
Administrative revenue (Note 9)                 1,192,000    1,240,000
  Reporting and management fees (Note 9)          246,000      254,000
  Interest and other income                       268,000      149,000
                                               ----------   ----------
    Total revenue                              27,632,000   17,947,000
                                               ----------   ----------

Costs and expenses:
  Lease operating expense                       6,521,000    4,264,000
  District operating expense                    8,252,000    6,486,000
  Depreciation and depletion of
    oil and gas properties                      4,027,000    3,680,000
  General and administrative expense            2,847,000    2,173,000
  Exploration costs                               129,000      831,000
  Interest expense (Note 5)                     1,160,000    1,006,000
                                               ----------   ----------
    Total costs and expenses                   22,936,000   18,440,000
                                               ----------   ----------
Income (loss) from operations                   4,696,000    (493,000)
Gain on sale and exchange of assets                13,000      16,000
                                               ----------   ----------
Net income (loss) before income taxes           4,709,000    (477,000)

Provision (benefit) for income taxes              565,000     (31,000)
                                               ----------   ----------
Net income (loss)                             $ 4,144,000 $  (446,000)
                                               ==========   ==========

Basic income (loss) per common
  share (Notes 1 and 10)                            $0.96      $(0.10)
                                                     ====         ====
Diluted income (loss) per common
  share (Notes 1 and 10)                            $0.83      $(0.10)
                                                     ====         ====







   See accompanying notes to the consolidated financial statements.

                        PrimeEnergy Corporation

                 Consolidated Statements of Operations

            Three Months Ended September 30, 2000 and 1999
                              (Unaudited)



                                                 2000          1999
Revenue:
  Oil and gas sales                           $ 6,892,000  $ 3,246,000
  District operating income                     3,621,000    2,724,000
  Administrative revenue (Note 9)                 408,000      396,000
  Reporting and management fees (Note 9)           81,000       98,000
  Interest and other income                       111,000       48,000
                                               ----------   ----------
    Total revenue                              11,113,000    6,512,000
                                               ----------   ----------

Costs and expenses:
  Lease operating expense                       2,630,000    1,536,000
  District operating expense                    2,927,000    2,249,000
  Depreciation and depletion of
    oil and gas properties                      1,713,000    1,443,000
  General and administrative expense              845,000      924,000
  Exploration costs                                 5,000       10,000
  Interest expense (Note 5)                       388,000      350,000
                                               ----------   ----------
    Total costs and expenses                    8,508,000    6,512,000
                                               ----------   ----------
Income from operations                          2,605,000       --
Gain on sale and exchange of assets                 2,000        2,000
                                               ----------   ----------
Net income before income taxes                  2,607,000        2,000

Provision for income taxes                        313,000       --
                                               ----------   ----------
Net income                                    $ 2,294,000 $      2,000
                                               ==========   ==========

Basic income per common
  share (Notes 1 and 10)                            $0.54        $0.00
                                                     ====         ====
Diluted income per common
  share (Notes 1 and 10)                            $0.47        $0.00
                                                     ====         ====







See accompanying notes to the consolidated financial statements.

                             PrimeEnergy Corporation

                 Consolidated Statement of Stockholders' Equity

                      Nine Months Ended September 30, 2000


                                                                      Retained
                                                                      Earnings
                                   Common Stock      Paid In          (Accumulated    Treasury
                              Shares      Amount     Capital          Deficit)        Stock          Total
Balance at December 31, 1999  7,607,970   $761,000   $10,902,000      ($2,859,000)    ($7,870,000)   $  934,000

Purchased 154,880 shares
  of common stock                                                                        (846,000)     (846,000)

Net income                                                              4,144,000                     4,144,000
                              --------    --------   -----------       ----------      ------------  ----------
Balance at
  September 30, 2000          7,607,970   $761,000   $10,902,000       $1,285,000      ($8,716,000)  $4,232,000
                              =========   ========   ===========       ==========      ============  ==========


















        See accompanying notes to the consolidated financial statements.

                    PrimeEnergy Corporation

               Consolidated Statements of Cash Flows

           Nine Months Ended September 30, 2000 and 1999
                            (Unaudited)


                                                2000         1999

Net cash provided by
  operating activities                     $7,056,000  $   4,583,000
                                             ----------   ----------

Cash flows from investing activities:
  Capital Expenditures,
    including dry hole costs                (6,724,000)  (6,159,000)
  Proceeds from sale of property
    and equipment                                32,000       56,000
  Proceeds from payments on note receivable     453,000       14,000
                                             ----------   ----------
    Net cash used in investing
       activities                           (6,239,000)  (6,089,000)
                                             ----------   ----------

Cash flows from financing activities:
  Purchase of treasury stock                  (846,000)    (140,000)
  Increase in long-term bank debt and
    other long-term obligations              19,310,000   17,205,000
  Repayment of long-term bank debt and
    other long-term obligations             (20,763,000) (13,710,000)
                                             ----------   ----------
    Net cash provided by (used in)
      financing activities                   (2,299,000)   3,355,000
                                             ----------   ----------

Net increase (decrease) in cash and cash
  equivalents                                (1,482,000)   1,849,000

Cash and cash equivalents at the
     beginning of the period                  1,771,000    1,167,000
                                             ----------   ----------
Cash and cash equivalents at the
  end of the period                       $     289,000 $  3,016,000
                                             ==========   ==========









 See accompanying notes to the consolidated financial statements.

                      PrimeEnergy Corporation

            Notes to Consolidated Financial Statements

                        September 30, 2000

1)  Description of Operations and Significant Accounting Policies:

    Nature of Operations-

    PrimeEnergy Corporation ("PEC"), a Delaware corporation, was organized in March 1973. PrimeEnergy Management Corporation ("PEMC"), a wholly-owned subsidiary, acts as the managing general partner, providing administration, accounting and tax preparation services for 49 private and publicly-held limited partnerships and trusts (collectively, the "Partnerships"). PEC owns Eastern Oil Well Service Company ("EOWSC") and Southwest Oilfield Construction Company ("SOCC"), both of which perform oil and gas field servicing. PEC also owns Prime Operating Company ("POC"), which serves as operator for most of the producing oil and gas properties owned by the Company and affiliated entities. PrimeEnergy Corporation and its wholly-owned subsidiaries are herein referred to as the "Company".

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


(2)  Restricted Cash and Cash Equivalents:

    Restricted  cash  and  cash  equivalents  includes  $1,310,000  and
    $1,854,000   at   September  30,  2000  and  December   31,   1999,
    respectively, of cash primarily pertaining to undistributed royalty payments. There were corresponding accounts payable recorded at September 30, 2000 and December 31, 1999 for these liabilities.

(3)  Accounts Receivable:

    Accounts receivable at September 30, 2000 and December 31, 1999 consisted of the following:

                                       September 30,     December 31,
                                          2000               1999

      Joint Interest Billing          $ 1,075,000       $ 1,738,000
      Trade Receivables                 1,027,000           550,000
      Oil and Gas Sales                 3,156,000         1,423,000
      Other                               172,000            61,000
                                        ---------         ---------
                                        5,430,000         3,772,000

      Less, Allowance for doubtful
       accounts                          (207,000)         (137,000)
                                        ---------         ---------
                                      $ 5,223,000       $ 3,635,000
                                        =========         =========

(4)  Property and equipment:

    Property and equipment at September 30, 2000 and December 31, 1999 consisted of the following:


                                     September 30,     December 31,
                                          2000              1999

      Developed oil and gas
        properties at cost            $54,281,000       $49,249,000
      Undeveloped oil and gas
        properties at cost                123,000           235,000
      Less, accumulated depletion
        and depreciation              (36,359,000)      (32,342,000)
                                      ------------      ------------
                                       18,045,000        17,142,000
                                      ------------      ------------

      Furniture, fixtures and
        equipment                       7,649,000         6,395,000
      Less, accumulated depreciation   (4,821,000)       (4,400,000)
                                       ----------        ----------
                                        2,828,000         1,995,000
                                       ----------        ----------
      Total net property and
        equipment                     $20,873,000       $19,137,000
                                       ==========        ==========

5)  Long-Term Bank Debt:

    At the beginning of 1999, the Company was party to a line of credit agreement with a bank with a non-reducing borrowing base of $20 million. In February 1999, the credit agreement was revised to require that the $20 million borrowing base, reestablished on October 14, 1998, would begin reducing monthly by $300,000 beginning February 1, 1999. Effective September 22, 1999, the credit agreement was amended, revising the borrowing base to $23.7 million, reducing monthly by $350,000 beginning on October 1, 1999. Effective August 1, 2000, the borrowing base was revised again to $20,350,000. The credit agreement provides for interest on outstanding borrowings at the bank's base rate, as defined, payable monthly, or at rates ranging from 1 1/2% to 2% over the London Inter-Bank Offered Rate (LIBO rate) depending upon the Company's utilization of the available line of credit, payable at the end of the applicable interest period. The interest rates on borrowings accruing interest at the bank's prime rate, as defined,
    as   of   September  30,  2000  and  1999  were  9.5%  and  8.25%,
    respectively. Interest rates on borrowings providing for interest at a percentage over the LIBO rate were at 8.63% as of September 30, 2000 as compared to 7.38% as of September 30, 1999.

    Advances pursuant to the agreement are limited to the borrowing base as defined in the agreement. Most of the Company's oil and gas properties as well as certain receivables and equipment are pledged as security under this agreement. Under the Company's credit agreement, the Company is required to maintain, as defined, a minimum current ratio, tangible net worth, debt coverage ratio and interest coverage ratio, and restrictions are placed on the payment of dividends. As of September 30, 2000, the Company had $17,750,000 outstanding against a line of credit of $20 million.

(6)  Other Long-Term Obligations:

     Other long-term obligations at September 30, 2000 and December 31, 1999 consisted of the following:


                                    September 30,     December 31,
                                        2000             1999

     Capital lease obligations        $ 18,000           $ 21,000

     Less: current portion               4,000              4,000
                                        ______             ______
                                      $ 14,000           $ 17,000
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

(8)  Stock Options and Other Compensation:

    In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. Such options are exercisable, on a cumulative basis, as to twenty percent of the shares subject to option in each year, beginning one year after the granting of the option. At September 30, 2000 and 1999, options on 767,500 and 802,500 shares, respectively, were outstanding and exercisable at prices ranging from $1.00 to $1.25.

    On January 27, 1983, the Company adopted the 1983 Incentive Stock Option Plan. At September 30, 2000 and 1999, options on 87,000 and 103,000 shares were exercisable at $1.50 per share, respectively, and no additional shares were available for granting.

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

    In 1991, the Company loaned approximately $325,000 at 12% interest to a real estate limited partnership of which a Company Director is a general partner. This loan was secured by a mortgage on the underlying real estate in the partnership and the Company received a 23% equity participation in the partnership. The loan agreement provided for interest payments on a quarterly basis provided the cash flow from operations of the limited partnership were sufficient to pay interest for the quarter. If cash flows were not sufficient, the accrued interest was added to the principal. As of December 31, 1999, the amounts due, included in other non-current assets on the balance sheet, were $442,000. In July of 2000, the loan balance was paid in full.

    Due to related parties at September 30, 2000 and December 31, 1999 primarily represent receipts collected by the Company, as agent, from oil and gas sales net of expenses. Receivables from affiliates consist of reimbursable general and administrative costs, lease operating expenses and reimbursements for property acquisitions, development and related costs.

 (10) Income per share:

     Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:

                               Nine Months Ended        Nine Months Ended
                               September 30, 2000           September 30, 1999
                         -------------------------------    ----------------------------------
                         Net         Number of  Per Share   Net         Number of   Per Share
                         Income      Shares     Amount      Loss        Shares      Amount
Net income (loss)
per common share         $4,144,000  4,297,912  $  0.96     $(446,000)  4,434,128   $   (0.10)

Effect of dilutive
securities: Options **                 667,272
                          ---------  ---------  -------     ----------  ---------   ----------
Diluted  net income (loss)
per common share$        $4,144,000  4,965,184  $  0.83     $(446,000)  4,434,128   $   (0.10)
                         ==========  =========  =======     ==========  =========   = ========

     ** For the nine months ended September 30, 1999, the number of options excluded from diluted loss per common share calculations were 709,109 as the conversion of these would have an anti-dilutive effect on net loss per share.


                                  Three Months Ended         Three Months Ended
                                  September 30, 2000         September 30, 1999
                         --------------------------------
                         Net         Number of  Per Share    Net        Number of  Per Share
                         Income      Shares     Amount       Income     Shares     Amount
Net income per
  common share           $2,294,000  4,240,213  $    0.54    $  2,000   4,426,220  $    0.00

Effect of dilutive
securities: Options **                 691,606                            708,041

Diluted  net income
    per common share    $2,294,000   4,931,819  $    0.47    $  2,000   5,134,261   $   0.00
                        ==========   =========  =========   =========   =========   ========

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

At the beginning of 1999, the Company was party to a line of credit agreement with a bank with a non-reducing borrowing base of $20 million. In February 1999, the credit agreement was revised to require that the $20 million borrowing base, reestablished on October 14, 1998, would begin reducing monthly by $300,000 beginning February 1, 1999. Effective September 22, 1999, the credit agreement was amended, revising the borrowing base to $23.7 million, reducing monthly by $350,000 beginning on October 1, 1999. Effective August 1, 2000, the borrowing base was revised again to $20,350,000. The credit agreement provides for interest on outstanding borrowings at the bank's base rate, as defined, payable monthly, or at rates ranging from 1 1/2% to 2% over the London Inter-Bank Offered Rate (LIBO rate) depending upon the Company's utilization of the available line of credit, payable at the end of the applicable interest period. The interest rates on borrowings accruing interest at the bank's base rate, as defined, as of September 30, 2000 and 1999 were 9.5% and 8.25%, respectively. Interest rates on borrowings providing for interest at a percentage over the LIBO rate were at 8.63% as of September 30, 2000 as compared to 7.38% as of September 30, 1999.

Advances pursuant to the credit agreement are limited to the borrowing base as defined in the agreement. Most of the Company's oil and gas properties as well as certain receivables and equipment are pledged as security under this agreement. Under the Company's credit agreement, the Company is required to maintain, as defined, minimum current, tangible net worth, debt coverage and interest coverage ratios, and the payment of dividends is restricted. As of September 30, 2000, the Company had $17,750,000 outstanding against a line of credit of $20 million.

The Company spent approximately $4,570,000 on the acquisition, exploration and development of oil and gas properties in the first nine months of 2000, including $1,140,000 spent to repurchase limited partner interests from investors in the oil and gas partnerships.

The Company also spent approximately $1,421,000 on field service equipment, including $583,000 to expand its servicing operations in Midland Texas. The Company spent $94,000 on computer hardware and software.

The Company spent $846,000 in the first nine months of 2000 to acquire treasury stock in open market transactions.

In the fourth quarter of 2000, the Company, along with several of its joint venture partners, is participating in two offshore drilling projects. The first of these projects resulted in a dry hole for which the Company will recognize $525,000 of expense. The second, for which the Company's share of dry hole costs would be approximately $1,200,000, is currently drilling, and results are expected to be known before year end.

Most of the Company's capital spending is discretionary and the ultimate level of spending will be dependent on the Company's assessment of the oil and gas business, the availability of capital, the number of oil and gas prospects, and oil and gas business opportunities in general.

In July of 2000 the Company received $453,000 in full payment of a note from Alabama Shopping Center Associates.

RESULTS OF OPERATIONS

Oil and gas sales more than doubled in both the nine month and three month periods ending September 30, 2000 as compared to the same periods in 1999, due to sharp increases in both production and average prices received in both periods. The tables below summarize revenue in the periods under discussion.

	                              Nine Months Ended	            Three Months Ended
	                                 September 30                     September 30
                         ------------------------------						-----------------------------
	                           2000	      1999	   Increase       2000	     1999	   Increase
Barrels of Oil Produced	  222,192	   182,950	    39,242	     78,694	    64,837	     13,857
Average Price Received	  $27.8796	  $14.4853	  $13.3943	   $29.5341	 $ 17.0672	 $  12.4669
						                 ---------- ---------  ----------  ---------  ----------  ----------
Oil Revenue	           $6,195,000	$2,650,000 $3,545,000	 $2,324,000	$1,107,000	 $1,217,000
						                 ---------- ---------- ----------  ---------- ----------  ----------

Mcf of Gas Produced	    2,897,690	 2,266,827	   630,863	  1,147,908	   818,374    	329,534
Average Price Received	$   3.3739	$   2.2353	$   1.1386	 $   3.9791	$   2.6141	 $   1.3650
						                 ---------- ---------- ----------  ---------- ---------- -----------
Gas Revenue	           $9,776,000 $5,067,000	$4,709,000	 $4,568,000 $2,139,000	$ 2,429,000
                       ---------- ---------- ----------  ---------- ---------- -----------
Total Oil & Gas
     Revenue          $15,971,000	$7,717,000	$8,254,000	 $6,892,000	$3,246,000	$ 3,646,000
                      =========== ========== ==========  ========== ========== ===========


In  November  of 1999, the Company purchased interests in approximately
131 oil and gas wells located in Oklahoma for $1,813,000 plus possible additional compensation contingent on the performance of the properties in the first three years after purchase. The Company already owned working interests in, and was the operator of, the majority of the wells. These interests contributed production of 24,000 barrels of oil and 350,000 Mcf of gas to production and a total of $1,679,000 of oil and gas revenue in the nine months ended September 30, 2000, with 6,000 barrels and 110,000 Mcf of this production, and $567,000 of the revenue being contributed in the three months ended September 30, 2000.

In the second quarter of 2000 the Company completed the Brooks Trust #1 well in Bee County, Texas. This well produced 86,000 Mcf of gas, net to the Company's interest through September 30, 2000, with 79,000 Mcf of that production coming in the three months ended September 30, 2000.

In August of 2000 the Company had first sales from a well drilled and completed on the East Wakita Prospect in Oklahoma. This well produced
75,000 Mcf of gas, net to the Company's interest, through September 30, 2000.

District operating income increased by $1,368,000, or 16%, between the first nine months of 2000 and the first nine months of 1999, and by $897,000, or 33%, in the third quarter of 2000 as compared to the same period in 1999. Both increases reflect the Company's efforts to increase the amount of field service work it performs on wells not operated by the Company, particularly through expanding it's operations in the Midland, Texas area.

Administrative revenue for the first nine months of 2000 was $1,192,000 as compared to $1,240,000 in 1999, a decline of 4%, but increased by 3%
to  $408,000 from $396,000 in the three months ended September 30, 2000 as  compared  to  the same period last year. Amounts  received  in  all periods  from  certain  Partnerships are substantially  less  than  the
amounts   allocable  to  those  Partnerships  under   the   Partnership
agreements.  The lower amounts reflect PEMC's efforts  to  limit  costs incurred and the amounts allocated to the Partnerships.

Lease operating expense for the first nine months of 2000 increased by 53% or $2,257,000 compared to the first nine months of 1999, and by 71% or $1,094,000 in the three months ended September 30, 2000 compared to the same period in the previous year, primarily due to higher volumes produced and a greater amount of repair and fix up work performed in 2000 than in 1999, when prices were extremely depressed. The additional interests in Oklahoma properties purchased in November 1999 added
$537,000  to lease operating expense in the nine months ended September
30, 2000, of which $154,000 was incurred in the third quarter.

The  Company receives reimbursement for costs incurred related  to  the
evaluation,  acquisition  and  development  of  properties   in   which
interests   are   owned   by  its  joint  venture   partners,   related
partnerships, and trusts. To the extent that these costs  are  expended at  the  district  level,  the  reimbursements  reduce  total  district operating expenses. To the extent such expenses are incurred  by  PEMC, such  reimbursements reduce total general and administrative  expenses.
Such  reimbursement totaled approximately $800,000 in  the  first  nine months  of 2000 as compared to $1,100,000 for the same period in  1999, but  remained constant at $300,000 for the three months ended September
30, 2000, matching the amount for the same period in the prior year.

District operating expense increased by $1,766,000, or 27%, in the first nine months of 2000 as compared to the same period in 1999, and by $678,000 or 30% in third quarter of 2000 as compared to the third quarter of 1999. Both increases reflect the Company's efforts to increase the amount of field service work it performs on wells not operated by the Company, and startup costs incurred in connection with the expansion of its operations in the Midland, Texas area.

General and administrative expenses increased 31% to $2,847,0000 in the first nine months of 2000 as compared to $2,173,000 in 1999, but declined by 9% to $845,000 from $924,000 in the three months ended
September 30, 2000 as compared to the same period last year. The change in cost reimbursement, previously discussed, combined with nonrecurring compensation and employee benefit costs related to the resignation of a company employee, which were recognized in the first quarter of the year, are the primary components of the increase in expense for the nine month period.

Exploration costs were $129,000 in the first nine months  of  2000  as compared  to $831,000 during the same period in 1999. The  1999  costs consisted primarily of the cost of two dry holes drilled in the  first
quarter  of  1999 as part of the Company's 1998 Drilling Program.   In
the  fourth  quarter of 2000, the Company will recognize approximately
$525,000  in  dry hole costs relating to the drilling of  an  offshore well.

Interest expense during the first nine months of 2000 increased approximately 15% to $1,160,000 due to a combination of higher rates and higher average balances.

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

                      PART II - OTHER MATTERS

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the period covered by this report

Item 5.   OTHER INFORMATION

Exhibit 27 - Financial Data Schedule is attached to the electronic filing of this report only.


Item 6. EXHIBITS AND REPORTS ON FORM 8K

No reports on form 8K were filed by the Company during the nine months ended September 30, 2000.



SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        PrimeEnergy Corporation
                                        (Registrant)





November 14, 2000                       /s/ Charles E. Drimal,Jr.
   (Date)                               --------------------------
                                        Charles E. Drimal, Jr.
                                        President
                                        Principal Executive Officer






November 14, 2000                       /s/ Beverly A. Cummings
   (Date)                               --------------------------
                                        Beverly A. Cummings
                                        Executive Vice President
                                        Principal Financial and
                                        Accounting Officer

