Form 10KSB
period 2000-12-31
PRIMEENERGY CORP
filed 2001-04-02
CIK 56868

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-KSB
(Mark One)
[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM ______ TO ______

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

     The Registrant's revenues for its most recent fiscal year were $39,182,000.

     The aggregate market value of the voting stock of the Registrant held by non-affiliates, computed on the average bid and asked prices of such stock in the over-the-counter market, as of March 21, 2001, was $5,505,258.

     The number of shares outstanding of each class of the Registrant's Common Stock as of March 21, 2001 was: Common Stock, $0.10 par value, 3,886,511.

                       DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant's proxy statement to be furnished to stockholders in connection with its Annual Meeting of Stockholders to be held in June, 2001, are incorporated by reference in Part III hereof.

     Transitional Small business Disclosure Format (check one) Yes No X

                             PRIMEENERGY CORPORATION

                            FORM 10-KSB ANNUAL REPORT
                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 2000

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

       The Company is engaged generally in the oil and gas business through the acquisition, exploration, development, and production of crude oil and natural gas. The Company's properties are located primarily in Texas, Oklahoma, West Virginia and Louisiana. The Company's wholly-owned subsidiary, PrimeEnergy Management Corporation ("PEMC"), acts as the managing general partner in 47 oil and gas limited partnerships (the "Partnerships") of which five are publicly held, and acts as the managing trustee of two asset and income business trusts ("the Trusts"). The Company, through its wholly-owned subsidiaries, Prime Operating Company and Eastern Oil Well Service Company, acts as operator and provides well servicing support operations for many of the oil and gas wells in which the Partnerships, the Trusts and the Company have an interest, primarily in Texas, Oklahoma and West Virginia. In addition, through a subsidiary, Southwest Oilfield Construction Company, the Company provides site preparation and construction services for oil and gas drilling and re-working operations, both in connection with the Company's activities and providing contract services for third parties. The Company is also active in the acquisition of producing oil and gas properties through joint ventures with industry partners and private investors.

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

       Since 1975, PEMC has sponsored a total of 59 limited partnerships, 22 of which were offered publicly and 37 of which were offered in private placements and two Delaware business trusts, both of which were offered publicly. The aggregate number of limited partners in the Partnerships and beneficial owners of the Trusts now administered by PEMC is approximately 5,900. The Partnership and Trust interests were sold by broker-dealers which are members of the National Association of Securities Dealers, Inc. through a managing dealer. The total funds contributed to the Partnerships and Trusts was about $157,550,000.

       A significant portion of the Company's business is conducted through the Partnerships and Trusts, either through its ownership of interests in various properties derived through the Partnerships and Trusts, or as operator of oil and gas wells in which the Partnerships and Trusts have interests.

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

JOINT VENTURES

       PEMC organizes and the Company participates in various joint ventures formed for the purpose of acquiring and developing oil and gas assets. The Company receives varying interests in the net revenues of each joint venture as a carried interest in the joint venture properties. The Company's participation in the joint ventures varies from none to approximately 78%. The Company's carried interest is generally 10% of funds contributed by outside investors. Since 1987, our joint venture partners have invested $27 million with the Company.

WELL OPERATIONS

       The Company's operations are conducted through a central office in Houston, Texas, and district offices in Houston and Midland, Texas, Oklahoma City, Oklahoma, and Charleston, West Virginia. The Company currently operates 1,603 oil and gas wells, 448 through the Houston office, 179 through the Midland office, 475 through the Oklahoma City office and 501 through the Charleston, West Virginia office. Substantially all of the wells operated by the Company are wells in which the Company, the Partnerships, the Trusts or our joint venture partners have an interest.

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

RECENT ACTIVITIES

       In the year 2000, the Company operated and participated in the re-entry of the S.R. Bridge No. 2 well located in Bee County, Texas. The well tested various sand intervals from 8,741' to 9,410' and established economical gas production in October of 2000 with a rate of 168 (94 net) Mcf of gas per day. The Company owns a 72.59% working interest and a 55.88% net revenue interest in this well.

       Effective January 1, 2000, the company purchased additional interests in the San Pedro Ranch field of Dimmit and Maverick Counties, Texas for $150,000.

       Effective April 1, 2000, the Company purchased additional interest in the Eola Robberson field of Garvin County, Oklahoma for $400,000. These interests are related to certain contingency payments created at the time the Company made its original acquisition of the field in 1988, and are based on property performance.

       In April of 2000, the JJJ Ranch No. 1 well was drilled by Rio Exploration Company in the Las Tiendas field of Webb County, Texas under a farmout of the Company's 53.2% working interest. The Company retained an Overriding Royalty Interest, a 15.96% back-in working interest after payout, and the right to operate the producing well. This well was drilled to 3,815' and completed in the upper Wilcox Formation with an initial production rate of 1,017 (148 net) Mcf per day of dry gas. The well was subsequently dually completed into another sand in the upper Wilcox Formation. The Company owns a 14.63% net revenue interest in this well.

       In May of 2000, the Company operated the drilling of the Brooks Trust No. 1 well located in the Cadiz field of Bee County, Texas. The well was drilled to a total depth of 9,499 feet and completed in the Luling Sand of the Wilcox Formation at a production rate of 1,700 (704 net) Mcf of gas per day and 10 (4.14 net) barrels of condensate per day on a 9/64" choke with flowing tubing pressure of 2,650 lbs. The Company owns a 52.94 % working interest and 42.35% net revenue interest in this well.

       Also in May of 2000, the Company re-entered and re-drilled the Gott No. 1 well of the East Wakita Prospect in Grant County, Oklahoma. The well was drilled to a total depth of 4,730'. Production casing was set and and a completion attempt was made in the Red Fork Formation. The well began selling gas in August at an initial rate of 1,857 (1,263 net) Mcf of dry gas per day with a flowing tubing pressure of 1,475 lbs. The Company participated for a 85% working interest with a before payout net revenue interest of 68%. After payout, the Company's interest changed to a 79.69% working interest and 63.75% net revenue interest.

       In June of 2000, the JJJ Ranch No. 2 well was drilled by Rio Exploration Company in the Las Tiendas field of Webb County, Texas. The well was drilled to a total depth of 3,804' and dually completed in the upper Wilcox Formation for 1,340 (270 net) Mcf per day of dry gas. The Company participated for a 13.3% working interest and retained an overriding royalty interest and back-in interest. The Company currently operates the well and owns a 25.27% working interest and 20.12% net revenue interest.

       Effective July 1, 2000, the Company invested $265,000 in the purchase of various interests in five leases located in Garvin County, Oklahoma. These leases contain 26 producing wells and 5 salt-water injection wells. The Company assumed operation of the wells, which at the time of the acquisition, were collectively producing 61 (26.63 net) barrels of oil per day.

       In July of 2000, the Company re-entered the A.A. Uribe No. 1 well located in the JJ&J field of Zapata County, Texas. The well was cleaned out and production re-established in the Wilcox 9,000' Sand at a production rate of 405 (240 net) Mcf of gas per day and three (1.77 net) barrels of condensate with a flowing tubing pressure of 900 lbs. The Company owns a 69% working interest and 51.75% net revenue interest in this well.

       In August of 2000, the Company operated the drilling of the Brooks Trust No. 2 well located in the Cadiz field of Bee County, Texas. The well was drilled to a total depth of 9,299 feet and was completed in the Slick Sand of the Wilcox Formation. The Initial production rate was 400 (165 net) Mcf of gas per day and 7 (2.9 net) barrels of oil with a flowing tubing pressure of 45 lbs. The Company owns a 51.80% working interest and 42.53% net revenue interest in this well.

       In September of 2000, the Company purchased nine wells in Upton Co. Texas. In October, the Company began a series of workovers to tap additional oil and gas behind pipe reserves in the wells. Through March, 2001 the Company has performed workovers on five of the nine wells, resulting in a three fold increase in oil production and over a six fold increase in gas production. Currently the acquisition is producing at a rate of 55 (39 net) barrels of oil per day and 250 (177 net) Mcf of gas per day. The Company owns from 94% to 100% working interest and 69% to 73% net revenue interest in the properties.

       Also in September of 2000, the Company conducted a re-entry operation of the LeBlanc No. 1 well. A fracture stimulation attempt in November of 2000 failed to achieve a sustainable gas completion; however, in March of 2001, the Company conducted a successful acid treatment. The well is currently testing gas at approximately 340 (245 net) Mcf of gas and 155 barrels of water per day with a flowing tubing pressure of 1,860 lbs. The Company owns a 83.08% working interest and 72% net revenue interests in this well.

       In October of 2000, the Company participated for a 16.88 % working interest in the drilling of the OCS-G 21141 No. 1 well operated by I. P. Petroleum Corporation and located in Main Pass Block 114 of the offshore federal waters of the Gulf of Mexico. The well was drilled as a straight hole to a total depth of 12,005'. Gas cores and log analysis indicated a possible accumulation of hydrocarbon. Production pipe was run and a completion attempt failed to establish economical production. The well was plugged and abandoned as a dry hole.

       Also in October of 2000, the Company participated for a 10.74% working interest in the drilling of the OCS-G 21534 No. 1 well operated by I. P. Petroleum Corporation and located in West Cameron Block 57 of the offshore federal waters of the Gulf of Mexico. The well was drilled as a straight hole to a total depth of 11,500'. The objective sand was encountered, but no accumulation of hydrocarbon was found. The well was plugged and abandoned as a dry hole.

       In November of 2000, the Company began its participation in the drilling and testing of the Bear Creek Unit No. 1A well operated by McMurry Energy and located in Sec. 26 Township 38 North, Range 75 West of Converse County, Wyoming. The well was drilled to a total depth of 11,117'. Production pipe has been run and a completion of the Shannon Formation is in progress. The prospective formation was perforated and fracture stimulated and is presently swab testing oil while production facilities are being installed. The company' owns a 21.75% working interest and an 18.79 % net revenue interest in this property.

       In December of 2000, the Company participated for a 26.60% working interest in the drilling of the Rio Exploration Company JJJ Ranch No. 3 well located in the Las Tiendas field of Webb County, Texas. The well was drilled to a total depth of 3,460 feet and dually completed in the upper Wilcox Formation for an initial rate of 1,263 (327 net) Mcf of dry gas per day. The Company retained an overriding royalty interest and a back-in interest. The well has paid out and the Company now operates the well with a 34.58% working interest and a 28.59% net revenue interest.

       In January of 2001, the Company operated the drilling of the Devore Foundation No. 1 well of the East Wakita Prospect in Grant County, Oklahoma. The well was drilled to a total depth of 4,906' and logged. No economical accumulation of hydrocarbon was encountered and the well was plugged and abandoned as a dry hole. The Company's working interest participation in this well was 80.48%.

       Also in January of 2001, the Company operated the drilling of the ANI No. 1 well located in Calhoun County, Texas. The well was drilled to a total depth of 5,050 feet and was unsuccessful in discovering economical quantities of gas. The well was plugged and abandoned as a dry hole. The Company participated for 40% of the project drilling cost.

       The Company is committed to offer to repurchase the interests of the limited partners and trust unitholders in certain of the Partnerships, as described more fully in Note 6 of the Financial Statements. During 2000, the Company purchased such interests in an amount totaling $1,257,000.

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

       The Company presently owns producing and non-producing properties located primarily in Texas, Oklahoma, West Virginia and Louisiana, and owns a substantial amount of well servicing equipment. The Company does not own any refinery or marketing facilities, and does not currently own or lease any bulk storage facilities or pipelines other than adjacent to and used in connection with producing wells and the interests in certain gas gathering systems. All of the Company's oil and gas properties and interests are located in the continental United States.

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

       See Notes 1 and 8 to the consolidated financial statements included in this Report for a discussion of accounting for income taxes and availability of federal tax net operating loss carryforwards and alternative minimum tax credit carryforwards.

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

       Listed below are the percent of the Company's total oil and gas sales made to each of the customers whose purchases represented more than 10% of the Company's oil and gas sales.

        Unimark LLC                         23.85%
        Texon Distributing L.P.             18.55%
        El Paso Energy Marketing            11.76%
        Plains All American Inc.            10.82%

       Although there are no long-term purchasing agreements with these purchasers, the Company believes that they will continue to purchase its oil and gas products and, if not, could be replaced by other purchasers.

ENVIRONMENTAL MATTERS

       Over the past 30 years, the petroleum industry has been affected by a wide variety of environmental issues. Throughout the 1970's and 1980's federal and state environmental regulations have been enacted that affect all aspects of the Company's operations. These regulations have primarily focused on correcting existing environmental concerns and implementing preventive controls to reduce future pollution.

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

       Activities of the Company with respect to oil and gas facilities, including the operation and construction of pipelines, plants and other facilities for transporting, processing, treating or storing oil and gas and other products, are subject to stringent environmental regulation by state and federal authorities including the Environmental Protection Agency ("EPA"). Such regulation can increase the cost of planning, designing, installing and operating such facilities. In most instances, the regulatory requirements relate to water and air pollution control measures. Although the Company believes that compliance with environmental regulations will not have a material adverse effect on it, risks of substantial costs and liabilities are inherent in oil and gas facility operations, and there can be no assurance that significant costs and liabilities will not be incurred. Moreover, it is possible that other developments, such as stricter environmental laws and regulations, and claims for damages to property or persons resulting from operation of oil and gas facilities, would result in substantial costs and liabilities to the Company.

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

       The Federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes joint and several liability, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release of a "hazardous substance" into the environment. These persons include the current owner and operator of a site and persons that disposed of or arranged for the disposal of the hazardous substances found at a site. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs of such action. In the course of its operations, the Company may have generated and may generate wastes that fall within CERCLA'S definition of "hazardous substances." The Company may also be an owner of sites on which "hazardous substances" have been released by previous owners or operators. The Company may be responsible under CERCLA for all or part of the costs to clean up sites at which such wastes have been released. Neither the Company nor, to its knowledge, its predecessors has been named a potentially responsible person under CERCLA, nor does the Company know of any prior owners or operators of its properties that are named as potentially responsible parties related to their ownership or operation of such property.

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

EMPLOYEES

       At March 21, 2001, the Company had 179 full-time and 17 part-time employees, 22 of whom were employed by the Company at its principal offices in Stamford, Connecticut, 24 in Houston, Texas, at the offices of Prime Operating Company and Eastern Oil Well Service Company, and 150 employees who were primarily involved in the district operations of the Company in Houston and Midland, Texas, Oklahoma City, Oklahoma and Charleston, West Virginia.

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

       The Company maintains district offices in Houston and Midland, Texas, Oklahoma City, Oklahoma and Charleston, West Virginia, and has field offices in Carrizo Springs and Midland, Texas, Kingfisher and Garvin, Oklahoma and Orma, West Virginia.

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

       The following table sets forth the exploratory and development drilling experience with respect to wells in which the Company participated during the five years ended December 31, 2000.

                             2000              1999              1998              1997              1996
                        --------------    --------------    --------------    --------------    --------------
                        Gross     Net     Gross     Net     Gross     Net     Gross     Net     Gross     Net
                        -----    -----    -----    -----    -----    -----    -----    -----    -----    -----
Exploratory:
    Oil                    --       --        1     .300        1     .468       --       --       --       --
    Gas                     3    1.279        1     .683        2     .387        2       .8       --       --
    Dry                     2     .276        2     .510        2     .686        2     .509        1        1
Development:
    Oil                    --       --       --       --        1     .145        5     .796        3     .740
    Gas                     7    4.134        2     .015        5     .316        5    2.037       17    1.292
    Dry                    --       --        2     .745       --       --        3    1.030        1     .371
Total:
    Oil                    --       --        1     .300        2     .613        5     .796        3     .740
    Gas                    10    5.413        3     .698        7     .703        7    2.837       17    1.292
    Dry                     2     .276        4    1.255        2     .686        5    1.539        2    1.371
                        -----    -----    -----    -----    -----    -----    -----    -----    -----    -----
                           12    5.689        8    2.253       11    2.002       17    5.172       22    3.403
                        =====    =====    =====    =====    =====    =====    =====    =====    =====    =====

OIL AND GAS PRODUCTION

       As of December 31, 2000, the Company had ownership interests in the following numbers of gross and net producing oil and gas wells and gross and net producing acres (1).

       Producing wells (1):                                               Gross           Net
                                                                        ----------     ----------
           Oil Wells ..............................................          1,010         192.90
           Gas Wells ..............................................          1,208         183.27
       Producing Acres ............................................        296,876         66,206


(1) A gross well or gross acre is a well or an acre in which a working interest is owned. A net well or net is the sum of the fractional revenue interests owned in gross wells or gross acres. Wells are classified by their primary product. Some wells produce both oil and gas.

       The following table shows the Company's net production of crude oil and natural gas for each of the five years ended December 31, 2000. "Net" production is net after royalty interests of others are deducted and is determined by multiplying the gross production volume of properties in which the Company has an interest by percentage of the leasehold, mineral or royalty interest owned by the Company.

                                                          2000           1999           1998           1997           1996
                                                       ----------     ----------     ----------     ----------     ----------
Oil (barrels)  ...................................        298,000        264,000        277,000        277,000        249,000
Gas (Mcf) ........................................      3,930,000      3,289,000      3,621,000      3,901,000      2,888,000

       The following table sets forth the Company's average sales price per barrel of crude oil and average sales prices per one thousand cubic feet ("Mcf") of gas, together with the Company's average production costs per unit of production for the five years ended December 31, 2000.

                                                     2000           1999           1998           1997           1996
                                                  ----------     ----------     ----------     ----------     ----------
Average sales price
   per barrel ...............................     $    28.34          15.71          12.39          19.35          21.11

Average sales price
   Per Mcf ..................................     $     3.76           2.32           2.19           2.57           2.36

Average production
  costs per net equivalent
  barrel (1) ................................     $     9.57           7.76           7.60           7.59           8.09

----------

(1)      Net equivalent barrels are computed at a rate of 6 Mcf per barrel.

UNDEVELOPED ACREAGE

         The following table sets forth the approximate gross and net undeveloped acreage in which the Company has leasehold, mineral and royalty interests as of December 31, 2000. "Undeveloped acreage" is that acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves.

                               Leasehold                  Mineral                   Royalty
                               Interests                 Interests                 Interests
                         ---------------------     ---------------------     ---------------------
                          Gross         Net         Gross         Net         Gross         Net
         State            Acres        Acres        Acres        Acres        Acres        Acres
         -----           --------     --------     --------     --------     --------     --------

Colorado                       --           --          799           23           --           --
Louisiana                       8            1           --           --           --           --
Montana                        --           --       13,984           59          786            5
Nebraska                       --           --        2,553          331           --           --
North Dakota                   --           --          640            1           --           --
Oklahoma                    2,228        1,794          320            1           --           --
Texas                      15,919        5,376          680           16           --           --
Wyoming                     1,000          125         5043           35          140           35
                         --------     --------     --------     --------     --------     --------
TOTAL                      19,155        7,296       24,019          466          926           40
                         ========     ========     ========     ========     ========     ========

RESERVES

         The Company's interests in proved developed and undeveloped oil and gas properties have been evaluated by Ryder Scott & Company L.P. for the years ended December 31, 1996, 1997, 1998, 1999 and 2000. All of the Company's reserves are located within the continental United States. The following table summarizes the Company's oil and gas reserves at each of the respective dates (figures rounded):

                                            Reserve Category
                      ---------------------------------------------------------------
                            Proved Developed                 Proved Undeveloped                      Total
                      -----------------------------     -----------------------------     -----------------------------
        As of             Oil              Gas              Oil              Gas              Oil              Gas
        12-31            (bbls)           (Mcf)            (bbls)           (Mcf)            (bbls)           (Mcf)
        -----         ------------     ------------     ------------     ------------     ------------     ------------

        1996             1,453,000       19,036,000           13,000           29,000        1,466,000       19,065,000
        1997             1,364,000       16,661,000           77,000               --        1,441,000       16,661,000
        1998             1,122,000       17,341,000           78,000               --        1,200,000       17,341,000
        1999             2,110,000       22,046,000               --          156,000        2,110,000       22,202,000
        2000             2,362,000       27,029,000               --               --        2,362,000       27,029,000

         The estimated future net revenue (using current prices and costs as of those dates, exclusive of income taxes) and the present value of future net revenue (at a 10% discount for estimated timing of cash flow) for the Company's proved developed and proved undeveloped oil and gas reserves at the end of each of the five years ended December 31, 2000, are summarized as follows (figures rounded):

                           Proved Developed                  Proved Undeveloped                      Total
                      -----------------------------     -----------------------------     -----------------------------
                                      Present Value                     Present Value                     Present Value
       As of           Future Net       Of Future        Future Net       Of Future        Future Net       Of Future
       12-31            Revenue        Net Revenue        Revenue        Net Revenue        Revenue        Net Revenue
       -----          ------------    -------------     ------------    -------------     ------------    -------------

        1996          $ 51,077,000       35,025,000          273,000          167,000       51,350,000       35,192,000
        1997          $ 30,056,000       21,306,000          833,000          531,000       30,889,000       21,837,000
        1998          $ 20,839,000       13,444,000          359,000          212,000       21,198,000       13,656,000
        1999          $ 41,103,000       26,057,000          258,000          151,000       41,361,000       26,208,000
        2000          $199,376,000      113,137,000               --               --      199,376,000      113,137,000

         "Proved developed" oil and gas reserves are reserves that can be expected to be recovered from existing wells with existing equipment and operating methods. "Proved undeveloped" oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

         In accordance with FASB Statement No. 69, December 31, 2000 market prices were determined using the daily oil price or daily gas sales price ("spot price") adjusted for oilfield or gas gathering hub and wellhead price differentials (e.g. grade, transportation, gravity, sulfur, and BS&W) as appropriate. Also in accordance with SEC and FASB specifications, changes in market prices subsequent to December 31, 2000 were not considered. The spot price for gas at December 31, 2000 was $9.23 per MMBTU. The range of spot prices during the year 2000 was a low of $2.14 and a high of $10.50 and the average was $4.28. The range during the first quarter of 2001 has been from $4.67 to $10.69 with an average of $6.42. The recent futures market prices have been in the $5.00 range. While it may reasonably be anticipated that the prices received by the Company for the sale of its production may be higher or lower than the prices used in this evaluation, as described above, and the operating costs relating to such production may also increase or decrease from existing levels, such possible changes in prices and costs were, in accordance with rules adopted by the SEC, omitted from consideration in making this evaluation for the SEC case. Actual volumes produced, prices received and costs incurred by the Company may vary significantly from the SEC case.

         Since January 1, 2001, the Company has not filed any estimates of its oil and gas reserves with, nor were any such estimates included in any reports to, any federal authority or agency, other than the Securities and Exchange Commission, except Form EIA-23, Annual Survey of Domestic Oil and Gas Reserves, filed with The Energy Information Administration of the U.S. Department of Energy.

ITEM 3. LEGAL PROCEEDINGS.

         Neither the Company nor any of its subsidiaries is a party to, nor is any of their property the subject of, any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         No matters were submitted during the fourth quarter of the fiscal year ended December 31, 2000, to a vote of the Company's security-holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is traded in the NASDAQ Stock Market, trading symbol "PNRG". The high and low bid quotations for each quarterly period during the two years ended December 31, 2000, were as follows:

              1999                                High       Low
              ----                               ------     ------

First Quarter ..............................     $ 5.59     $ 5.32

Second Quarter .............................       4.94       4.74

Third Quarter ..............................       5.13       5.08

Fourth Quarter .............................       4.93       4.82

              2000                                High       Low
              ----                               ------     ------

First Quarter ..............................     $ 4.91     $ 4.83

Second Quarter .............................       4.56       4.40

Third Quarter ..............................       5.84       5.78

Fourth Quarter .............................       7.38       7.23

         The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

         The approximate number of record holders of the Company's Common Stock as of March 22, 2001 was 1,085.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company has been party to a series of credit agreements with its primary lender or its predecessors since 1983. The current agreement, entered into in April 1995, provides for borrowings under a Master Note. Advances under the agreement, as amended, are limited to the borrowing base as defined in the agreement. The borrowing base is re-determined by the lender on a semi-annual basis. Since the beginning of 1999, the borrowing base has ranged from $20 million to $23.7 million. The credit agreement provides for interest on outstanding borrowings at the bank's base rate, as defined, payable monthly, or at rates ranging from 1 1/2% to 2% over the London Inter-Bank Offered Rate (LIBO rate) depending upon the Company's utilization of the available line of credit, payable at the end of the applicable interest period.

         The average interest rates paid on outstanding borrowings subject to interest at the bank's base rate during 2000 and 1999 were 9.46% and 7.48%, respectively. During the same periods, the average rates paid on outstanding borrowings bearing interest based upon the LIBO rate were 8.46% and 7.34%. As of December 31, 2000 and 1999, the total outstanding borrowings were $17.2 million and $19.2 million, respectively, with an additional $1.75 million and $3.45 million available, and $13.5 million and $15.5 million of the amounts outstanding accruing interest at the LIBO rate option.

         The Company's oil and gas properties as well as certain receivables and equipment are pledged as security under the loan agreement. The agreement requires the Company to maintain, as defined, a minimum current ratio, tangible net worth, debt coverage ratio and interest coverage ratio, and restrictions are placed on the payment of dividends and the amount of treasury stock the Company may purchase.

         On November 15, 1999, the Company purchased interests in approximately 131 oil and gas wells located in various counties in Oklahoma. The Company already owned interests in, and was the operator of, the majority of the properties purchased. The Company paid $1,813,000 for the properties, and under terms of the agreement, must pay additional compensation to the seller to the extent that the cash flow generated by the properties purchased exceeds the purchase price in the first three years after the sale. The Company currently estimates that $1,850,000 will be due under this agreement, to be paid in 2001 and 2002. Such amount has been accrued by the Company and included in oil and gas properties.

         In total, $9,933,000 was spent on the acquisition and development of oil and gas properties in 2000, including $1,257,000 spent to repurchase limited partnership interests from investors in its oil and gas Partnerships.

         The Company spent $1,582,000 on field service equipment in 2000, and an additional $107,000 on computers, software, and related equipment. The Company spent $1,323,000 to repurchase shares of its treasury stock in 2000. As of the date of this report the Company spent an additional $1,624,000 on treasury stock purchases in 2001.

         Most of the Company's capital spending is discretionary, and the ultimate level of expenditures will be dependent on the Company's assessment of the oil and gas business environment, the number of oil and gas prospects, and oil and gas business opportunities in general.

RESULTS OF OPERATIONS:

         2000 AS COMPARED TO 1999

         The Company had net income of $5,365,000 in 2000, as compared to a net loss of $2,138,000 in 1999. The improved results in 2000 are due to a combination of sharply higher prices received for the Company's oil and gas production, increases in production volumes, and the expansion of the Company's oilfield services operations. The 1999 loss was caused primarily by a $2,703,000 impairment on the Ramrod Property, located in Matagorda County, Texas

         Oil and gas sales increased by 97%, to $23,223,000 in 2000 as compared to $11,763,000 in 1999, due to a combination of higher prices and increased production.. A chart summarizing oil and gas revenue in those two years, including the Company's share of production and revenue from the partnerships, follows.

                                                2000             1999           Increase
                                            ------------     ------------     ------------

         Barrels of Oil Produced                 297,562          263,980           33,582
         Average Price Received             $    28.3354     $    15.7111     $    12.6243
                                            ------------     ------------     ------------
               Oil Revenue                  $  8,432,000     $  4,147,000     $  4,285,000
                                            ------------     ------------     ------------

           Mcf of Gas Produced                 3,929,532        3,289,463          640,069
         Average Price Received             $     3.7641     $     2.3153     $     1.4488
                                            ------------     ------------     ------------
               Gas Revenue                  $ 14,791,000     $  7,616,000     $  7,175,000
                                            ------------     ------------     ------------

         Total Oil & Gas Revenue            $ 23,223,000     $ 11,763,000     $ 11,460,000
                                            ============     ============     ============

         On November 15, 1999, the Company purchased interests in approximately 131 oil and gas wells located in various counties in Oklahoma. These properties contributed 433,000 Mcf of gas, 29,000 barrels of oil and $2,215,000 of revenue in the year 2000, as compared to 72,000 Mcf of gas, 6,800 barrels of oil and $337,000 of revenue during the 1 1/2 months the Company owned these properties in 1999.

         In the second quarter of 2000 the Company completed the Brooks Trust #1 well in Bee County, Texas, and in the third quarter drilled the Brooks Trust #
2. These wells produced a combined 168,000 Mcf of gas, and contributed $853,000 in revenue net to the Company's interest in 2000.

         In August of 2000 the Company had first sales from a well drilled and completed on the East Wakita Prospect in Oklahoma. This well produced 147,000 Mcf of gas and contributed $597,000 of revenue net to the Company's interest through December 31, 2000.

         District operating income increased by 19% to $13,585,000 in 2000 as compared to $11,407,000 in 1999. This increase reflects the utilization of field service equipment purchased during the year, and the Company's continued focus on expanding its field service operations, particularly the amount of work performed on wells operated by third parties. The Company spent $1,582,000 to purchase equipment used in its field service operations in 2000, and continues to explore opportunities to further expand its operations through the purchase of additional equipment.

         Lease operating expenses increased by 45% in 2000 to $9,114,000 as compared to $6,305,000 in 1999, primarily due to higher volumes produced and a greater amount of repair and fix up work performed in 2000 than in 1999, when prices were extremely depressed. The additional interests in Oklahoma properties purchased in November 1999 accounted for $382,000 of this increase.

         Administrative revenue, which represents the reimbursement of general and administrative overhead expended on behalf of the Partnerships and the Company's joint venture partners decreased slightly to $1,655,000 in 2000 as compared to $1,673,000 in 1999. In both years, amounts received from certain of the Partnerships were substantially less than the amounts allocable to these Partnerships under the partnership agreements. The lower amounts reflect PEMC's continuing efforts to reduce costs, both incurred and allocated to the Partnerships.

         Reporting and management fees are earned from providing the accounting and reporting functions for certain of the Partnerships.

         The Company receives reimbursement for costs incurred related to the evaluation and acquisition of properties on behalf of the Partnerships and other joint venture partners. To the extent that these property acquisition costs are expended at the district level, the reimbursements are recorded as a reduction of total district operating expenses. When expenses are incurred at the corporate headquarters level, such reimbursements are recorded as a reduction of total general and administrative expenses. During 2000 and 1999, the Company's total reimbursements for property acquisition costs were approximately $1,100,000 and $1,450,000, respectively.

         General and administrative expenses increased 28% to $4,033,0000 in 2000 as compared to $3,149,000 in 1999. The change in cost reimbursement, previously discussed, and increased compensation costs contributed to this increase. Compensation and benefit costs increased due to nonrecurring employee benefit costs related to the resignation of a company employee and generally higher compensation costs attributable to the expansion of the Company's operating activities.

         Depreciation and depletion of oil and gas properties increased by 10% to $5,060,000 in 2000 as compared to $4,581,000 in 1999 due to higher volumes produced.

         Impairment of oil and gas properties of $295,000 in 2000 related to several of the Company's less significant properties. The $2,703,000 impairment in 1999 related entirely to the impairment of a single property, the Ramrod field located in Matagorda County, Texas.

         Exploration costs of $1,797,000 in 2000 consisted primarily of dry hole costs relating to the drilling of two offshore wells in the fourth quarter of the year. 1999 costs of $869,000 consisted primarily of dry hole costs on wells which were part of the Company's 1998 drilling program. The Company drilled 2 dry holes in the first quarter of 2001, on which it expects to recognize expense of approximately $285,000.

         1999 AS COMPARED TO 1998

         The Company incurred a loss of $2,138,000 in 1999 as compared to a loss of $1,692,000 in 1998. The 1999 loss was caused by a $2,703,000 impairment on the Ramrod Property, located in Matagorda County, Texas. The 1998 loss was primarily caused by exploration costs of $1,706,000 combined with extremely low oil and gas prices.

         The Company sold 50% of its interest in the Ramrod field and turned over operations to the purchaser in November 1998. The new operator increased flow rates on the most significant well on this property, the St. George # 1, and soon afterwards the well began to experience mechanical problems. Despite several expensive attempts to repair this well throughout 1999, production rates at the end of 1999 were about an eighth of what they were before the mechanical problems began, and the estimated future reserves at January 1, 2000 declined drastically from the prior year estimates. Additionally, the Company incurred $1,582,000 in drilling costs on the property in 1999, and while some reserves were found, the future net revenue associated with these reserves is greatly below the costs incurred.

         Oil and gas sales increased by $409,000, to $11,763,000 in 1999 as compared to $11,354,000 in 1998, as increased prices more than offset production declines.

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

         The average price received for a barrel of oil increased to $15.71 in 1999 as compared to $12.39 in 1998, and the average gas price received increased to $2.32 in 1999, as compared to $2.19 in 1998.

         Lease operating expenses decreased by $306,000 to $6,305,000 in 1999 as compared to $6,611,000 in 1998, due to lower volumes produced.

         District operating income increased by $462,000, to $11,407,000 in 1999 as compared to $10,945,000 in 1998, as the Company continued to expand its well servicing operations.

         Administrative revenue, which represents the reimbursement of general and administrative overhead expanded on behalf of the Partnerships and the Company's joint venture partners decreased by $50,000 to $1,673,000 in 1999 as compared to $1,723,000 in 1998. In both years, amounts received from certain of the Partnerships were substantially less than the amounts allocable to these Partnerships under the partnership agreements. The lower amounts reflect PEMC's continuing efforts to reduce costs, both incurred and allocated to the Partnerships.

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

         Depreciation and depletion of oil and gas properties decreased by $1,393,000 to $4,581,000 in 1999 as compared to $5,974,000 in 1998 due to lower volumes produced, and lower depletion rates on many properties due to increased reserve estimates at year-end. These increased reserve estimates were partly due to an increase in prices.

         Exploration costs of $869,000 in 1999 consisted primarily of dry hole costs on wells which were part of the Company's 1998 drilling program.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         Information relating to the Company's Directors, nominees for Directors and executive officers is included in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held in June, 2001, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2000, and which is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION.

         Information relating to executive compensation is included in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held in June, 2001, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2000, and which is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information relating to security ownership of certain beneficial owners and management is included in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held in June, 2001, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2000, and which is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information relating to certain transactions by Directors and executive officers of the Company is included in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held in June, 2001, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2000, and which is incorporated herein by reference.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits:

         No.

       3.1 Restated Certificate of Incorporation of PrimeEnergy Corporation. (Incorporated herein by reference to Exhibit 3.1 of PrimeEnergy Corporation Form 10-KSB for the year ended December 31, 1999)

       3.2 Bylaws of PrimeEnergy Corporation. (Incorporated herein by reference to Exhibit 3.2 of PrimeEnergy Corporation Form 10-KSB for the year ended December 31, 1999)

       10.1 PrimeEnergy Corporation 1983 Incentive Stock Option Plan (Incorporated herein by reference to Exhibit 10.1 of PrimeEnergy Corporation Form 10-KSB for the year ended December 31, 1994)

       10.3 Massachusetts Mutual Flexinvest 401(k) Plan as amended and restated. (Incorporated herein by reference to Exhibit 10.3 of PrimeEnergy Corporation Form 10-KSB for the year ended December 31, 1994) (1)

       10.7 Credit Agreement dated April 26, 1995, between PrimeEnergy Corporation, PrimeEnergy Management Corporation and Bank One, Texas, National Association. (Incorporated herein by reference to Exhibit 10.7 to PrimeEnergy Corporation Form 8-K dated April 26, 1995)

       10.7.1 First Amendment to Credit Agreement Among PrimeEnergy Corporation and PrimeEnergy Management Corporation, as Borrowers, Bank One, Texas, National Association, as Agent, and the Lenders Signatory Hereto, effective as of October 6, 1995. (Incorporated herein by reference to Exhibit 10.7.1 to PrimeEnergy Corporation Form 10-KSB for the year ended December 31, 1995)

       10.7.2 Second Amendment to Credit Agreement Among PrimeEnergy Corporation and PrimeEnergy Management Corporation, as Borrowers, Bank One, Texas, National Association, as Agent, and the Lenders Signatory Hereto, effective as of February 6, 1997. (Incorporated by reference to Exhibit 10.7.2 of PrimeEnergy Corporation Form 10-KSB for the year ended December 31, 1996)

       10.7.3 Third Amendment to Credit Agreement Among PrimeEnergy Corporation and PrimeEnergy Management Corporation, as Borrowers, Bank One, Texas, National Association, as Agent, and the Lenders Signatory Hereto, effective as of January 2, 1998 (Incorporated by reference to Exhibit 10.7.3 of PrimeEnergy Corporation Form 10-KSB for the year ended December 31, 1997)

       10.8 Mortgage, Deed or Trust, Indenture, Security Agreement, Financing Statement and Assignment of Production dated May 27, 1994, as ratified and amended April 26, 1995, between PrimeEnergy Corporation, PrimeEnergy Management Corporation and Bank One, Texas, National Association. (Incorporated by reference to Exhibit 10.8 of PrimeEnergy Corporation Form 8-K dated April 26, 1995)

       10.17 Amended Marketing Agreement between PrimeEnergy Management Corporation and Charles E. Drimal, Jr. (Incorporated herein by reference to Exhibit 10.17 of PrimeEnergy Corporation Form 10-KSB for the year ended December 31, 1994) (1)

       10.18 Composite copy of Non-Statutory Option Agreements (Incorporated by reference to Exhibit 10.18 of PrimeEnergy Corporation for 10KSB for the year ended December 31, 1997)
                  (1)

       10.21 Purchase and Sale Agreement dated November 16, 1999 between Southern Pacific Petroleum U.S.A. and PrimeEnergy Corporation (Incorporated herein by reference to Exhibit 10.21 to PrimeEnergy Corporation Form 8-K dated November 24, 1999)

       21         Subsidiaries. (filed herewith)

       23 Consent of Ryder Scott & Company L.P. Company. (filed herewith)

-----------

(1) Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-KSB.

         (a)      Reports on Form 8-K:

                  None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2001.

                                        PrimeEnergy Corporation

                                        By: /s/ CHARLES E. DRIMAL, JR.
                                            ------------------------------------
                                        Charles E. Drimal, Jr.
                                        President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 30th day of March, 2001.

/s/ CHARLES E. DRIMAL, JR.        Director and President;
-----------------------------     The Principal Executive Officer
Charles E. Drimal, Jr.

/s/ BEVERLY A. CUMMINGS           Director, Vice President and Treasurer;
-----------------------------     The Principal Financial and Accounting Officer
Beverly A. Cummings

/s/ SAMUEL R. CAMPBELL            Director
-----------------------------
Samuel R. Campbell

/s/ JAMES E. CLARK                Director
-----------------------------
James E. Clark

/s/ MATTHIAS ECKENSTEIN           Director
-----------------------------
Matthias Eckenstein

/s/ H. GIFFORD FONG               Director
-----------------------------
H. Gifford Fong

                                  Director
-----------------------------
Thomas S.T. Gimbel

/s/ CLINT HURT                    Director
-----------------------------
Clint Hurt

                                  Director
-----------------------------
Robert de Rothschild

/s/ JARVIS K. SLADE               Director
-----------------------------
Jarvis J. Slade

/s/ JAN K. SMEETS                 Director
-----------------------------
Jan K. Smeets

/s/ GAINES WEHRLE                 Director
-----------------------------
Gaines Wehrle

/s/ MICHAEL WEHRLE                Director
-----------------------------
Michael Wehrle

                          INDEX TO FINANCIAL STATEMENTS

      Financial Statements (Included herein at pages F-1 through F-24):

      Report of Independent Public Accountants                                                                     F-2

      Financial Statements:

             Consolidated Balance Sheets -- December 31, 2000 and 1999                                             F-3

             Consolidated Statements of Operations -- for the years ended December 31,
             2000 and 1999                                                                                         F-5

             Consolidated Statements of Stockholders' Equity -- for the years
             ended December 31, 2000 and 1999                                                                      F-6

             Consolidated Statements of Cash Flows -- for the years ended December 31,
             2000 and 1999                                                                                         F-7

             Notes to Consolidated Financial Statements                                                            F-8

             Supplementary Information:                                                                            F-18

                      Capitalized Costs Relating to Oil and Gas Producing Operations,
                      December 31, 2000 and 1999                                                                   F-19

                      Costs Incurred in Oil and Gas Property Acquisition, Exploration and
                      Development Activities, years ended December 31, 2000 and 1999                               F-19

                      Standardized Measure of Discounted Future Net Cash Flows Relating
                      to Proved Oil and Gas reserves, years ended December 31, 2000 and 1999                       F-20

                      Standardized Measure of Discounted Future Net Cash Flows and Changes
                      Therein Relating to Proved Oil an Gas Reserves, years ended December 31,
                      2000 and 1999                                                                                F-21

                      Reserve Quantity Information, years ended December 31, 2000 and 1999                         F-22

                      Results of Operations from Oil and Gas Producing Activities, years
                      ended December 31, 2000 and 1999                                                             F-22

                      Notes to Supplementary Information                                                           F-24

                         PUSTORINO, PUGLISI, & CO., LLP

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of PrimeEnergy Corporation:

We have audited the accompanying consolidated balance sheets of PrimeEnergy Corporation and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PrimeEnergy Corporation and Subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

 /s/ PUSTORINO, PUGLISI & CO., LLP
Pustorino, Puglisi & Co., LLP
New York, New York
March 30, 2001

                    PrimeEnergy Corporation and Subsidiaries

             Consolidated Balance Sheets, December 31, 2000 and 1999


                                                                2000              1999
                                                            ------------      ------------
ASSETS:
Current assets:
     Cash and cash equivalents                              $    684,000      $  1,771,000
     Restricted cash and cash
        equivalents (Note 11)                                  1,128,000         1,854,000
     Accounts receivable, net (Note 3)                         5,663,000         3,635,000
     Due from related parties (less allowance for
        doubtful accounts of $800,000 in 2000
        and 1999) (Note 10)                                    4,346,000         2,844,000
     Prepaid expenses                                            134,000            84,000
     Other current assets                                        112,000           204,000
     Deferred income taxes (Notes 1 and 8)                       155,000                --
                                                            ------------      ------------
         Total current assets                                 12,222,000        10,392,000
                                                            ------------      ------------

Property and equipment, at cost (Notes 1 and 2):
     Oil and gas properties (successful
       efforts method):
         Proved                                               57,439,000        49,249,000
         Unproved                                                159,000           235,000
     Furniture, fixtures and equipment
       including leasehold improvements                        7,433,000         6,395,000
                                                            ------------      ------------
                                                              65,031,000        55,879,000
     Accumulated depreciation, depletion and
       amortization                                          (42,361,000)      (36,742,000)
                                                            ------------      ------------
       Net property and equipment                             22,670,000        19,137,000
                                                            ------------      ------------

Other assets (Note 10)                                           202,000           621,000
Due from affiliates (Note 10)                                         --           325,000
                                                            ------------      ------------
       Total assets                                         $ 35,094,000      $ 30,475,000
                                                            ============      ============


         The accompanying notes are an integral part of the consolidated financial statements.

                    PrimeEnergy Corporation and Subsidiaries

             Consolidated Balance Sheets, December 31, 2000 and 1999


                                                                               2000              1999
                                                                           ------------      ------------
LIABILITIES and STOCKHOLDERS' EQUITY:
Current liabilities:
     Accounts payable (Note 13)                                            $  6,828,000      $  7,900,000
     Current portion of other long-term obligations (Notes 5 and 6)             854,000             4,000
     Accrued liabilities:
       Payroll, Benefits and Related Items                                      934,000           798,000
       Taxes (Notes 1 and 8)                                                    455,000            53,000
       Interest and other                                                     1,058,000           626,000
     Due to related parties (Note 10)                                         1,265,000           943,000
                                                                           ------------      ------------
       Total current liabilities                                             11,394,000        10,324,000
                                                                           ------------      ------------

Long-term bank debt (Note 4)                                                 17,200,000        19,200,000
Other long term obligations (Notes 5 and 6)                                   1,013,000            17,000
Deferred income taxes (Notes 1 and 8)                                           511,000                --
                                                                           ------------      ------------
       Total liabilities                                                     30,118,000        29,541,000
                                                                           ------------      ------------

Stockholders' equity:
     Preferred stock, $.10 par value, authorized
       5,000,000 shares; none issued                                                 --                --
     Common stock, $.10 par value, authorized
       10,000,000; issued 7,607,970                                             761,000           761,000
     Paid in capital                                                         10,902,000        10,902,000
     Retained Earnings (accumulated deficit)                                  2,506,000        (2,859,000)
                                                                           ------------      ------------
                                                                             14,169,000         8,804,000
     Treasury stock, at cost, 3,488,942
       common shares in 2000 and 3,266,063
       common shares in 1999                                                 (9,193,000)       (7,870,000)
                                                                           ------------      ------------
       Total stockholders' equity                                             4,976,000           934,000
                                                                           ------------      ------------
         Total liabilities and equity                                      $ 35,094,000      $ 30,475,000
                                                                           ============      ============


         The accompanying notes are an integral part of the consolidated financial statements.

                    PrimeEnergy Corporation and SUBSIDIARIES

                      Consolidated Statements of Operations

                 for the years ended December 31, 2000 and 1999

                                                                           2000             1999
                                                                       ------------     ------------
Revenue:
     Oil and gas sales                                                 $ 23,223,000     $ 11,763,000
     District operating income                                           13,585,000       11,407,000
     Administrative revenue (Note 10)                                     1,655,000        1,673,000
     Reporting and management fees (Note 10)                                321,000          319,000
     Interest income                                                        169,000          146,000
     Other income                                                           229,000          212,000
                                                                       ------------     ------------
                                                                         39,182,000       25,520,000
                                                                       ------------     ------------

Costs and expenses:
     Lease operating expense                                              9,114,000        6,305,000
     District operating expense                                          11,235,000        8,671,000
     Depreciation and depletion of
       oil and gas properties                                             5,060,000        4,581,000
     Impairment of oil and gas properties (Note 1)                          295,000        2,703,000
     General and administrative expense                                   4,033,000        3,149,000
     Exploration costs                                                    1,797,000          869,000
     Interest expense (Note 4)                                            1,500,000        1,358,000
                                                                       ------------     ------------
                                                                         33,034,000       27,636,000
                                                                       ------------     ------------
     Income (loss) from operations                                        6,148,000       (2,116,000)

Other income:
Gain on sale and exchange of assets                                          28,000            8,000
                                                                       ------------     ------------
     Income (loss) before provision (benefit) for income taxes            6,176,000       (2,108,000)

Provision for income taxes                                                  811,000           30,000
                                                                       ------------     ------------
     Net income (loss)                                                 $  5,365,000     $ (2,138,000)
                                                                       ============     ============


Basic net income (loss) per common share (Notes 1 and 14)              $       1.26     $      (0.48)
                                                                       ============     ============
Diluted net income (loss) per common share (Notes 1 and 14)            $       1.08     $      (0.48)
                                                                       ============     ============


         The accompanying notes are an integral part of the consolidated financial statements.

                    PrimeEnergy Corporation and SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity

                 for the years ended December 31, 2000 and 1999


                                                                                      Retained
                                                                     Additional       Earnings
                                           Common Stock                Paid In      (Accumulated      Treasury
                                     Shares           Amount           Capital        Deficit)          Stock             Total
                                  ------------     ------------     ------------    ------------     ------------     ------------

Balance at December 31, 1998         7,607,970          761,000       10,902,000        (721,000)      (7,323,000)       3,619,000

Purchased 107,687 shares of
 common stock                                                                                            (547,000)        (547,000)

Net loss                                                                              (2,138,000)                       (2,138,000)
                                  ------------     ------------     ------------    ------------     ------------     ------------
Balance at December 31, 1999         7,607,970          761,000       10,902,000      (2,859,000)      (7,870,000)         934,000

Purchased 222,879 shares of
 common stock                                                                                          (1,323,000)      (1,323,000)

Net income                                                                             5,365,000                         5,365,000
                                  ------------     ------------     ------------    ------------     ------------     ------------
Balance at December 31, 2000         7,607,970     $    761,000     $ 10,902,000    $  2,506,000     ($ 9,193,000)    $  4,976,000
                                  ============     ============     ============    ============     ============     ============


         The accompanying notes are an integral part of the consolidated financial statements.

                    PrimeEnergy Corporation and SUBSIDIARIES

                      Consolidated StatementS of CASH FLOWS

                 for the years ended December 31, 2000 and 1999

                                   ----------

                                                                                   2000              1999
                                                                               ------------      ------------

Cash flows from operating activities:
     Net income (loss)                                                         $  5,365,000      $ (2,138,000)
     Adjustments to reconcile net loss to net cash provided
       by operating activities:
            Depreciation, depletion and amortization                              6,000,000         5,529,000
              Impairment of oil and gas properties                                  295,000         2,703,000
           Dry hole and abandonment costs                                         1,787,000           818,000
            Gain on sale of properties                                              (28,000)           (8,000)
            Provision (benefit) of deferred income taxes                            356,000           (39,000)
     Changes in assets and liabilities:
          (Increase) decrease in accounts receivable                             (2,028,000)         (745,000)
          (Increase) decrease in due from related parties                        (1,177,000)          108,000
          (Increase) decrease in other assets                                        36,000           120,000
          (Increase) decrease in prepaid expenses                                   (28,000)           (5,000)
          Increase (decrease) in accounts payable                                  (346,000)          811,000
          Increase in accrued liabilities                                           944,000           311,000
          Increase (decrease) in due to related parties                             322,000           212,000
                                                                               ------------      ------------
                 Net cash provided by operating activities                       11,498,000         7,677,000
                                                                               ------------      ------------

Cash flows from investing activities:
     Proceeds from sale of properties and equipment                                  71,000            59,000
     Additions to property and equipment                                        (11,632,000)       (9,308,000)
     Proceeds from payment on notes receivable                                      453,000            28,000
                                                                               ------------      ------------
           Net cash used in investing activities                                (11,108,000)       (9,221,000)
                                                                               ------------      ------------

Cash flows from financing activities:
     Purchase of stock for treasury                                              (1,323,000)         (547,000)
     Repayment of long-term bank debt and other long-term obligations           (27,844,000)      (25,770,000)
     Increase in long-term bank debt and other long-term obligations             27,690,000        28,465,000
                                                                               ------------      ------------
           Net cash provided by (used in) financing activities                   (1,477,000)        2,148,000
                                                                               ------------      ------------
           Net increase (decrease) in cash                                       (1,087,000)          604,000

Cash and cash equivalents, beginning of year                                      1,771,000         1,167,000
                                                                               ------------      ------------
Cash and cash equivalents, end of year                                         $    684,000      $  1,771,000
                                                                               ============      ============

Supplemental disclosures:
     Income taxes paid during the year                                         $     53,000      $         --
     Net income tax refunds received during the year                           $         --      $     84,000
     Interest paid during the year                                             $  1,462,000      $  1,367,000

Supplemental information of noncash investing and financing activities:
     In 1999, the Company recorded capital lease obligations in the amount of $22,000


         The accompanying notes are an integral part of the consolidated financial statements.

                    PrimeEnergy Corporation and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                    ---------

1.       DESCRIPTION OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

         Nature of Operations:

         PrimeEnergy Corporation ("PEC"), a Delaware corporation, was organized in March 1973. PrimeEnergy Management Corporation ("PEMC"), a wholly-owned subsidiary, acts as the managing general partner, providing administration, accounting and tax preparation services for 47 private and publicly-held limited partnerships and 2 trusts (collectively, the "Partnerships"). PEC owns Eastern Oil Well Service Company ("EOWSC") and Southwest Oilfield Construction Company ("SOCC"), both of which perform oil and gas field servicing. PEC also owns Prime Operating Company ("POC") which serves as operator for most of the producing oil and gas properties owned by the Company and affiliated entities. PrimeEnergy Corporation and its wholly-owned subsidiaries are herein referred to as the "Company."

         The Company is engaged in the development, acquisition and production of oil and natural gas properties. The Company owns leasehold, mineral and royalty interests in producing and non-producing oil and gas properties across the continental United States, including Colorado, Kansas, Louisiana, Mississippi, Montana, Nebraska, New Mexico, North Dakota, Oklahoma, Texas, Utah, West Virginia and Wyoming. The Company operates 1,603 wells and owns non-operating interests in over 800 additional wells. Additionally, the Company provides well-servicing support operations, site-preparation and construction services for oil and gas drilling and re-working operations, both in connection with the Company's activities and providing contract services for third parties. The Company is publicly traded on the NASDAQ under the symbol "PNRG."

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

         The net basis of assets are periodically compared to the expected future net revenue to be generated from the assets, and if the basis exceeds future net revenue, an impairment is recorded. In 2000 and 1999, the Company recorded noncash impairment charges of $295,000 and $2,703,000, respectively. The 1999 impairment was recorded on the Company's Ramrod property, located in Matagorda County, Texas. The most significant well on this property, the Saint George #1, experienced significant mechanical difficulties in 1999 leading to a substantial reduction of estimated reserves. Additionally, significant sums were spent on drilling to develop this property in 1999, and although reserves were found, the drilling costs incurred greatly exceeded the value of those reserves. The carrying value of the property was written down to its fair market value, based on projected discounted future net cash flows, using the Company's estimates of future commodity prices.

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

         Recently Issued Accounting Standards:

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities". The statement requires the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the planned use of the derivative and the resulting designation. The adoption of SFAS No. 133 in 2000 did not have a significant impact on the Company's financial position, results of operations or cash flows.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No.101, Revenue Recognition in Financial Statements ("SAB No. 101"). SAB No. 101 provides guidance for revenue recognition under certain circumstances. The adoption of SAB 101 in 2000 did not have a significant impact on the Company's financial position, results of operations or cash flows.

2.       SIGNIFICANT  ACQUISITIONS AND DISPOSITIONS

         2000

         Effective January 1, 2000, the company purchased additional interests in the San Pedro Ranch field of Dimmit and Maverick Counties, Texas for $150,000.

         Effective April 1, 2000, the Company purchased additional interest in the Eola Robberson field of Garvin County, Oklahoma for $400,000. These interests are related to certain contingency payments created at the time the Company made its original acquisition of the field in 1988, and are based on property performance.

         Effective July 1, 2000, the Company invested $265,000 in the purchase of various interests in five leases located in Garvin County, Oklahoma. These leases contain 26 producing wells and 5 salt-water injection wells. The Company assumed operation of the wells, which at the time of the acquisition were collectively producing 61 (26.63 net) barrels of oil per day.

         In September of 2000, the Company purchased nine wells in Upton Co. Texas. In October, the Company began a series of workovers to tap additional oil and gas behind pipe reserves in the wells. Through March, 2001 the Company has performed workovers on five of the nine wells, resulting in a three fold increase in oil production and over a six fold increase in gas production. Currently the acquisition is producing at a rate of 55 (39 net) barrels of oil per day and 250 (177 net) Mcf of gas per day. The Company owns from 94% to 100% working interest and 69% to 73% net revenue interest in the properties.

         As more fully described in Note 6, the company is committed to offer to repurchase the interests of the limited partners and trust unitholders in certain of the Partnerships. During 2000, the Company purchased such interests in an amount totaling $1,257,000.

         1999

         On November 15, 1999, the Company purchased interests in approximately 131 oil and gas wells located in various counties in Oklahoma. The Company already owned, and was the operator of, the majority of the properties purchased. The purchase price was $1,813,000, and the Company will pay an estimated $1,850,000 of additional contingent consideration based on the performance of the properties. Such amount has been accrued on the December 31, 2000 financial statements.

         As more fully described in Note 6, the company is committed to offer to repurchase the interests of the limited partners and trust unitholders in certain of the Partnerships. During 1999, the Company purchased such interests in an amount totaling $1,038,000.

3        ACCOUNTS RECEIVABLE

         Accounts receivable at December 31, 2000 and 1999 consisted of the following:

                                                                   December 31,
                                                          ------------------------------
                                                              2000              1999
                                                          ------------      ------------

         Joint interest billing                           $  1,352,000      $  1,738,000
         Trade receivables                                     967,000           550,000
         Oil and gas sales                                   3,310,000         1,423,000
         Other                                                 180,000            61,000
                                                          ------------      ------------
                                                             5,809,000         3,772,000
            Less, allowance for doubtful accounts             (146,000)         (137,000)
                                                          ------------      ------------
                                                          $  5,663,000      $  3,635,000
                                                          ============      ============

4        LONG-TERM BANK DEBT

         The Company has been party to a series of credit agreements with its primary lender or its predecessors since 1983. The current agreement, entered into in April 1995, provides for borrowings under a Master Note. Advances under the agreement, as amended, are limited to the borrowing base as defined in the agreement. The borrowing base is re-determined by the lender on a semi-annual basis. Since the beginning of 1999, the borrowing base has ranged from $20 million to $23.7 million. The credit agreement provides for interest on outstanding borrowings at the bank's base rate, as defined, payable monthly, or at rates ranging from 1 1/2% to 2% over the London Inter-Bank Offered Rate (LIBO rate) depending upon the Company's utilization of the available line of credit, payable at the end of the applicable interest period.

         The average interest rates paid on outstanding borrowings subject to interest at the bank's base rate during 2000 and 1999 were 9.46% and 7.48%, respectively. During the same periods, the average rates paid on outstanding borrowings bearing interest based upon the LIBO rate were 8.46% and 7.34%. As of December 31, 2000 and 1999, the total outstanding borrowings were $17.2 million and $19.2 million, respectively, with an additional $1.75 million and $3.45 million available, and $13.5 million and $15.5 million of the amounts outstanding accruing interest at the LIBO rate option.

         The Company's oil and gas properties as well as certain receivables and equipment are pledged as security under the loan agreement. The agreement requires the Company to maintain, as defined, a minimum current ratio, tangible net worth, debt coverage ratio and interest coverage ratio, and restrictions are placed on the payment of dividends and the amount of treasury stock the Company may purchase.

5.       COMMITMENTS

         Operating Leases:

         The Company has several noncancelable operating leases, primarily for rental of office space, that have a term of more than one year.

         Capital Leases:

         The Company has one capital lease for office equipment in other long-term obligations.

         Future minimum lease payments under operating and capital leases are as follows:

                                                   Operating Leases    Capital Leases
                                                   ----------------    --------------

                  2001                                    486,000              5,000
                  2002                                    432,000              6,000
                  2003                                    373,000              6,000
                  2004                                     22,000              3,000
                  Thereafter                                   --                 --
                                                     ------------       ------------
                  Total minimum payments             $  1,313,000       $     20,000
                                                     ============
                  Less Imputed interest                                       (3,000)
                                                                        ------------
                  Present value of minimum
                     lease payments                                     $     17,000
                                                                        ============

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

         As a general partner, the Company is committed to offer to purchase the limited partners' interest in certain of its managed Partnerships at various annual intervals. Under the terms of a partnership agreement, the Company is not obligated to purchase an amount greater than 10% of the total partnership interest outstanding. In addition, the Company will be obligated to purchase interests tendered by the limited partners only to the extent of one hundred fifty percent of the revenues received by it from such partnership in the previous year. Purchase prices are based upon annual reserve reports of independent petroleum engineering firms discounted by a risk factor. Based upon historical production rates and prices, management estimates that if all such offers were to be accepted, the maximum annual future purchase commitment would be approximately $500,000.

         In connection with the purchase of oil and gas properties located in various counties in Oklahoma in November of 1999, the Company is committed to pay contingent consideration to the seller based upon the performance of the properties purchased. The total estimated contingent consideration to be paid under this agreement is $1,850,000, of which $1,000,000 is included in `Other long-term obligations', and $850,000 is included in `Current portion of other long-term obligations'.

7.       STOCK OPTIONS AND OTHER COMPENSATION

         In May 1989, non-statutory stock options were granted by the Company to key executive officers for the purchase of shares of common stock. At December 31, 2000 and 1999, options on 767,500 and 802,500 shares, respectively, were outstanding and exercisable at prices ranging from $1.00 to $1.25 per share.

         On January 27, 1983, the Company adopted the 1983 Incentive Stock Option Plan. At December 31, 2000 and 1999, options on 87,000 and 103,000 shares were exercisable at $1.50 per share, respectively, and no additional shares were available for granting.

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

8.       INCOME TAXES

         The components of the provision for income taxes for the years ended December 31, 2000 and 1999 are as follows:

                                                                       2000             1999
                  Federal:                                         ------------     ------------
                      Current                                      $    201,000     $     32,000
                      Deferred                                          141,000               --
                  State:
                      Current                                           254,000           37,000
                      Deferred                                          215,000          (39,000)
                                                                   ------------     ------------
                  Total                                            $    811,000     $     30,000
                                                                   ============     ============

         The components of net deferred tax assets (liabilities) are as follows:

                                                                     December 31,      December 31,
                                                                         2000              1999
                                                                     ------------      ------------
         Current assets:
              Compensation and benefits                              $    147,000      $    103,000
              Allowance for doubtful accounts                               8,000             8,000
              Less, valuation allowance                                        --          (111,000)
                                                                     ------------      ------------
                                                                          155,000                --
                                                                     ------------      ------------
         Noncurrent assets:
              Depreciation                                                346,000           215,000
              Due from related parties reserve                            312,000           312,000
              Federal net operating loss carryforwards                    249,000           758,000
              State net operating loss                                         --            51,000
              Percentage depletion carryforwards                          597,000         1,016,000
              Alternative minimum tax credits                             918,000           716,000
              Less, valuation allowance                                        --        (1,676,000)
                                                                     ------------      ------------
                                                                        2,422,000         1,392,000
                                                                     ------------      ------------
         Noncurrent liabilities:
              Basis differences relating to limited partnerships       (1,751,000)         (749,000)
              Depletion                                                (1,182,000)         (643,000)
                                                                     ------------      ------------
                                                                       (2,933,000)       (1,392,000)
                                                                     ------------      ------------
         Net deferred tax liabilities:                               $    356,000      $         --
                                                                     ============      ============

                    PrimeEnergy Corporation and SUBSIDIARIES

                                   ----------

         The total provision for income taxes for the years ended December 31, 2000 and 1999 varies from the federal statutory tax rate as a result of the following:

                                                                          December 31,      December 31,
                                                                              2000              1999
                                                                          ------------      ------------
         Expected tax expense (benefit)                                      2,100,000          (717,000)
         State income tax, net of federal benefit                              469,000            (2,000)
         Overaccrual of prior year refunds receivable                               --            32,000
         Effect of valuation reserve against tax assets                             --           717,000
         Benefit from net operating losses and other carryforwards
               previously reserved against                                  (1,670,000)               --
         Credit for producing fuel from a non-conventional source              (88,000)               --
                                                                          ------------      ------------
         Tax expense                                                           811,000            30,000
                                                                          ============      ============

         In both 1998 and 1999 the Company had large federal net operating losses. The value of these loss carryforwards was fully reserved against due to the uncertainty as to whether the Company would have future net income against which these losses could be offset. The use of these previously reserved against carryforwards are the primary reason for the low federal rate in the current year. The Company's effective rate in future years may increase significantly as no reserves against tax assets exist as of December 31, 2000.

         The Company has $732,000 of net operating loss carryforwards for both regular and alternate minimum tax purposes. $366,000 of these carryforwards expire in each of the years 2001 and 2002.

         The Company currently generates approximately $350,000 per year in federal tax credits for producing fuel from a non-conventional source. These credits may be used to reduce the regular tax, but not the alternative minimum tax liability of the taxpayer. To the extent they cannot be utilized due to the alternative minimum tax, they become part of the Company's alternative minimum tax credit carryforward. This credit, which is scheduled to expire at the end of the 2002 tax year, may significantly reduce the Company's tax liability in future years.

         The Company has percentage depletion carryforwards of approximately $1,531,000 for regular tax purposes and $995,000 for alternative minimum tax purposes. The Company has approximately $918,000 in alternative minimum tax credit carryforwards.

         Both the percentage depletion deductions and the alternative minimum tax credits may be carried forward indefinitely for tax purposes.

9.       SEGMENT INFORMATION AND MAJOR CUSTOMERS

         The Company operates in one industry - oil and gas exploration, development, operation and servicing. The Company's oil and gas activities are entirely in the continental United States.

         The Company sells its oil and gas production to a number of purchasers. Listed below are the percent of the Company's total oil and gas sales made to each of the customers whose purchases represented more than 10% of the Company's oil and gas sales in the year 2000.

         Unimark LLC                        23.85%
         Texon Distributing L.P.            18.55%
         El Paso Energy Marketing           11.76%
         Plains All American Inc.           10.82%

         Although there are no long-term oil and gas purchasing agreements with these purchasers, the Company believes that they will continue to purchase its oil and gas products and, if not, could be replaced by other purchasers.

                    PrimeEnergy Corporation and SUBSIDIARIES

                                   ----------

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

         In 1991, the Company loaned approximately $325,000 at 12% interest to a real estate limited partnership in which a company director is a general partner. This loan was secured by a second mortgage on the underlying real estate in the partnership and the Company received a 23% equity participation in the partnership. The loan agreement provided for interest payments on a quarterly basis provided the cash flow from operations of the limited partnership is sufficient to pay interest for the quarter. If cash flows were not sufficient, then the accrued interest was added to the principal. As of December 31, 1999, amounts due, included in other non-current assets on the balance sheet, were $442,000. In July of 2000, the loan balance, including all accrued interest, was paid in full.

         Due to related parties at December 31, 2000 and December 31, 1999 primarily represent receipts collected by the Company, as agent, from oil and gas sales net of expenses. The amount of such receipts due the affiliated Partnerships was $1,265,000 and $943,000 at December 31, 2000 and 1999, respectively. Receivables from related parties consist of reimbursable general and administrative costs, lease operating expenses and reimbursements for property acquisitions, development, and related costs.

         Treasury stock purchases in 1999, 2000 and 2001 included shares acquired from related parties. Purchases from related parties include a total of 41,800 shares purchased for total consideration of $209,000 in 1999, 40,700 shares purchased for total consideration of $276,900 in 2000, and 159,600 shares purchased for a total consideration of $1,117,000 in the first quarter of 2001.

11.      RESTRICTED CASH AND CASH EQUIVALENTS

         Restricted cash and cash equivalents includes $1,128,000 and $1,854,000 at December 31, 2000 and 1999, respectively, of cash primarily pertaining to unclaimed royalty payments. There were corresponding accounts payable recorded at December 31, 2000 and 1999 for these liabilities.

12.      SALARY DEFERRAL PLAN

         The Company maintains a salary deferral plan (the "Plan") in accordance with Internal Revenue Code Section 401(k), as amended. The Plan provides for discretionary and matching contributions which approximated $226,000 and $217,000 in 2000 and 1999, respectively.

                    PRIME ENERGY Corporation and SUBSIDIARIES

                                   ----------


13.      ACCOUNTS PAYABLE

         A summary of accounts payable at December 31, 2000 and 1999 is as follows:

                                                              2000             1999
                                                          ------------     ------------

         Payables to unaffiliated interests               $  6,783,000     $  7,851,000
         Other                                                  45,000           49,000
                                                          ------------     ------------
                                                          $  6,828,000     $  7,900,000
                                                          ============     ============

14.      EARNINGS PER SHARE

          Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:

                                                     Year Ended                                       Year Ended
                                                  December 31, 2000                                December 31, 1999
                                     --------------------------------------------    ---------------------------------------------
                                         Net          Number of       Per Share          Net           Number of       Per Share
                                        Income          Shares          Amount           Loss            Shares          Amount
                                     ------------    ------------    ------------    ------------     ------------    ------------
Net income (loss) per
   common share                      $  5,365,000       4,266,186    $       1.26    $ (2,138,000)       4,423,838    $      (0.48)
Effect of dilutive securities:
   Options (1)                                 --         686,057              --              --               --              --
                                     ------------    ------------    ------------    ------------     ------------    ------------

Diluted net income (loss)
  per common share                   $  5,365,000       4,952,243    $       1.08    $ (2,138,000)       4,423,838    $      (0.48)
                                     ============    ============    ============    ============     ============    ============

(1) For the year ended December 31, 1999, the number of options excluded from diluted loss per common share calculations was 706,604 as the conversion of these would have had an anti-dilutive effect on net loss per share.

15.      SUBSEQUENT EVENTS

         In the first quarter of 2001, the Company purchased, in a number of separate transactions, 232,500 shares of treasury stock for a total consideration of $1,624,000.

         The Company drilled two dry holes in the first quarter of 2001, on which it expects to recognize expense of approximately $285,000.

                    PRIME ENERGY Corporation and SUBSIDIARIES

                                   ----------


16.      SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                       Year Ended
                                      December 31,         Fourth            Third           Second             First
                                          2000            Quarter           Quarter          Quarter           Quarter
                                      ------------      ------------      ------------     ------------      ------------

Revenue                               $ 39,182,000      $ 11,548,000      $ 11,113,000     $  8,809,000      $  7,712,000

Operating income                         6,148,000         1,451,000         2,605,000        1,501,000           591,000

Net income                               5,365,000         1,221,000         2,294,000        1,332,000           518,000

Net income per common
share                                 $       1.26      $        .29      $        .54     $        .31      $        .12

Diluted net income per
common share                          $       1.08      $        .24      $        .47     $        .27      $        .10

                                       Year Ended
                                      December 31,         Fourth            Third           Second             First
                                          1999            Quarter           Quarter          Quarter           Quarter
                                      ------------      ------------      ------------     ------------      ------------

Revenue                               $ 25,520,000      $  7,574,000      $  6,512,000     $  6,120,000      $  5,314,000

Operating income (loss)                 (2,116,000)       (1,623,000)               --           (3,000)         (490,000)

Net income (loss)                       (2,138,000)       (1,691,000)            2,000            1,000          (450,000)

Net income (loss) per common
share                                 $      (0.48)     $      (0.38)     $        .00     $        .00      $       (.10)

Diluted net income (loss) per
common share                          $      (0.48)     $      (0.38)     $        .00     $        .00      $       (.10)

                    PRIMEENERGY CORPORATION AND SUBSIDIARIES

                            SUPPLEMENTARY INFORMATION

                                   ----------

                                   (UNAUDITED)

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

         CAPITALIZED COSTS RELATING to OIL and GAS PRODUCING ACTIVITIES

                           December 31, 2000 and 1999

                                   ----------

                                   (Unaudited)


                                                                           2000             1999
                                                                       ------------     ------------

Developed oil and gas properties                                       $ 57,439,000     $ 49,249,000
Undeveloped oil and gas properties                                          159,000          235,000
                                                                       ------------     ------------

                                                                         57,598,000       49,484,000

Accumulated depreciation, depletion and valuation allowance              37,686,000       32,342,000
                                                                       ------------     ------------

         Net capitalized costs                                         $ 19,912,000     $ 17,142,000
                                                                       ============     ============

               COSTS INCURRED in OIL and GAS PROPERTY ACQUISITION,
                     EXPLORATION and DEVELOPMENT ACTIVITIES

                     Years ended December 31, 2000 and 1999

                                   ----------

                                   (Unaudited)


                                                                           2000             1999
                                                                       ------------     ------------

Acquisition of properties:
         Developed                                                     $  4,679,000     $  3,042,000
         Undeveloped                                                        106,000          189,000

Exploration costs, excluding valuation allowance                          1,797,000          806,000

Development costs                                                         3,351,000        4,473,000


              See accompanying notes to supplementary information.

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                    STANDARDIZED MEASURE of DISCOUNTED FUTURE
             NET CASH FLOWS RELATING to PROVED OIL and GAS RESERVES

                     years ended December 31, 2000 AND 1999

                                   ----------

                                   (Unaudited)


                                                                      2000                1999
                                                                 --------------      --------------

Future cash inflows                                              $  315,680,000      $  100,177,000

Future production and development costs                            (116,417,000)        (58,807,000)

Future income tax expenses                                          (59,339,000)         (4,229,000)
                                                                 --------------      --------------

         Future net cash flows                                      139,349,000          37,141,000

10% annual discount for estimated timing of cash flow               (59,339,000)        (13,281,000)
                                                                 --------------      --------------
         Standardized measure of discounted
           future net cash flow                                  $   80,010,000      $   23,860,000
                                                                 ==============      ==============


              See accompanying notes to supplementary information.

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                    STANDARDIZED MEASURE of DISCOUNTED FUTURE
                   NET CASH FLOWS and CHANGES THEREIN RELATING
                         to PROVED OIL and GAS RESERVES


                     years ended December 31, 2000 and 1999

                                   ----------

                                   (Unaudited)


The following are the principal sources of change in the standardized measure of discounted future net cash flows during 2000 and 1999


                                                                     2000              1999
                                                                 ------------      ------------

Sales of oil and gas produced, net of production costs           $(14,109,000)     $ (5,458,000)
Net changes in prices and production costs                         69,822,000         3,192,000
Extensions, discoveries and improved recovery,
         less recovery costs                                       13,705,000         6,188,000
Revisions of previous quantity estimates                            3,577,000         2,178,000
Reserves purchased, net of development costs                       11,698,000         4,818,000
Net change in development costs                                       (99,000)          150,000

Accretion of discount                                               2,386,000         1,328,000

Net change in income taxes                                        (30,779,000)       (1,973,000)
Other                                                                 (51,000)          156,000
                                                                 ------------      ------------

         Net change                                                56,150,000        10,579,000

Standardized measure of discounted future net cash flow:

         Beginning of year                                         23,860,000        13,281,000
                                                                 ------------      ------------
         End of year                                             $ 80,010,000      $ 23,860,000
                                                                 ============      ============


               See accompanying notes to supplementary information

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                          RESERVE QUANTITY INFORMATION

                     years ended December 31, 2000 and 1999

                                   ----------

                                   (Unaudited)


                                                      2000                               1999
                                         ------------------------------      ------------------------------
                                              Gas               Oil              Gas               Oil
                                             (Mcf)            (bbls.)           (Mcf)             (bbls.)
                                         ------------      ------------      ------------      ------------

Proved developed and undeveloped
     reserves:
         Beginning of year                 22,202,000         2,110,000        17,341,000         1,200,000
         Extensions, discoveries
            and improved recovery           1,961,000            13,000         1,732,000           554,000
         Revisions of previous
            estimates                       3,763,000           162,000         1,853,000           346,000
         Purchases                          3,034,000           375,000         4,565,000           274,000
         Production                        (3,931,000)         (298,000)       (3,289,000)         (264,000)
                                         ------------      ------------      ------------      ------------

         End of year                       27,029,000         2,362,000        22,202,000         2,110,000
                                         ============      ============      ============      ============

Proved developed reserves                  27,029,000         2,362,000        22,046,000         2,110,000
                                         ============      ============      ============      ============


               See accompanying notes to supplementary information

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

           RESULTS of OPERATIONS from OIL and GAS PRODUCING ACTIVITIES years ended December 31, 2000 and 1999

                                   ----------

                                   (Unaudited)


                                                                     2000             1999
                                                                 ------------     ------------

Revenue:
         Oil and gas sales                                       $ 23,223,000     $ 11,763,000
                                                                 ------------     ------------

Costs and expenses:
         Lease operating expense                                    9,114,000        6,305,000
         Exploration costs                                          1,717,000          869,000
         Depreciation and depletion                                 5,060,000        4,581,000
         Write down of oil and gas properties                         295,000        2,703,000
         Income tax expense                                           811,000           30,000
                                                                 ------------     ------------
                                                                   16,997,000       14,488,000
                                                                 ------------     ------------

Results of operations from producing activities
    (excluding corporate overhead and interest costs)            $  6,226,000     $ (2,725,000)
                                                                 ============     ============


               See accompanying notes to supplementary information

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                       NOTES to SUPPLEMENTARY INFORMATION

                                   ----------

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

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER       DESCRIPTION
-------      -----------
  3.1        Restated Certificate of Incorporation of PrimeEnergy
             Corporation. (Incorporated herein by reference to Exhibit 3.1 of PrimeEnergy Corporation Form 10-KSB for the year ended
             December 31, 1999)

  3.2 Bylaws of PrimeEnergy Corporation. (Incorporated herein by reference to Exhibit 3.2 of PrimeEnergy Corporation Form
             10-KSB for the year ended December 31, 1999)

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

  10.18      Composite copy of Non-Statutory Option Agreements
             (Incorporated by reference to Exhibit 10.18 of PrimeEnergy
             Corporation for 10KSB for the year ended December 31, 1997)
             (1)

  10.21      Purchase and Sale Agreement dated November 16, 1999 between
             Southern Pacific Petroleum U.S.A. and PrimeEnergy Corporation
             (Incorporated herein by reference to Exhibit 10.21 to PrimeEnergy Corporation Form 8-K dated November 24, 1999)

  21         Subsidiaries. (filed herewith)

  23         Consent of Ryder Scott & Company L.P. Company. (filed
                  herewith)

-----------

(1) Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-KSB.