Form 10-Q
period 2001-03-31
PRIMEENERGY CORP
filed 2001-05-11
CIK 56868

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________

FORM 10-Q

/X/ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2001

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/   No  / /

The number of shares outstanding of each class of the Registrant's Common Stock as of May 8, 2001 was: Common Stock, $0.10 par value, 3,886,511 shares.

PrimeEnergy Corporation

Index to Form 10-Q

March 31, 2001

Part I - Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets - March 31, 2001 and
December 31, 2000	3 - 4

Consolidated Statements of Operations for the three months
ended March 31, 2001 and 2000	5

Consolidated Statement of Stockholders' Equity for the
three months ended March 31, 2001	6

Consolidated Statements of Cash Flows for the three months
ended March 31, 2001 and 2000	7

Notes to Consolidated Financial Statements	8 - 15

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	16 - 19

Item 3. Quantitative and Qualitative Disclosures About
Market Risk	19

Part II - Other Information

Item 1. Legal Proceedings	20

Item 2. Changes in Securities and Use of Proceeds	20

Item 3. Defaults Upon Senior Securities	20

Item 4. Submission of Matters to a Vote of Security Holders	20

Item 5. Other Information	20

Item 6. Exhibits And Reports On Form 8-K	20

Signatures	21

PrimeEnergy Corporation Consolidated Balance Sheets March 31, 2001 and December 31, 2000

	March 31, 2001 (Unaudited)	December 31 2000 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,348,000	$684,000
Restricted cash and cash equivalents (Note 2)	1,143,000	1,128,000
Accounts Receivable (Note 3)	6,002,000	5,663,000
Due from related parties (Note 9)	4,698,000	4,346,000
Other current assets	127,000	112,000
Prepaid Expenses	63,000	134,000
Deferred income taxes (Note 1)	155,000	155,000

Total current assets	13,536,000	12,222,000

Property and equipment, at cost (Notes 1 and 4):
Oil and gas properties (successful efforts method):
Proved	57,973,000	57,439,000
Unproved	164,000	159,000
Furniture, fixtures and equipment
including leasehold improvements	7,708,000	7,433,000
	65,845,000	65,031,000

Accumulated depreciation and depletion	(43,503,000)	(42,361,000)

Net property and equipment	22,342,000	22,670,000

Other assets	205,000	202,000

Total assets	$36,083,000	$35,094,000

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation Consolidated Balance Sheets March 31, 2001 and December 31, 2000

	March 31, 2001 (Unaudited)	December 31 2000 (Audited)

LIABILITIES and STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$6,536,000	$6,828,000
Current portion of other long-term
obligations (Notes 6 and 7)	854,000	854,000
Accrued liabilities:
Payroll, benefits and related items	1,179,000	934,000
Taxes	632,000	455,000
Interest and other	844,000	1,058,000
Due to related parties (Note 9)	1,152,000	1,265,000

Total current liabilities	11,197,000	11,394,000

Long-term bank debt (Note 5)	17,085,000	17,200,000
Other long-term obligations (Notes 6 and 7)	933,000	1,013,000
Deferred income taxes (Note 1)	511,000	511,000

Total liabilities	29,726,000	30,118,000

Stockholders' equity:
Preferred stock, $.10 par value,
authorized 5,000,000 shares, none issued
Common stock, $.10 par value, authorized
10,000,000 shares; issued 7,607,970
in 2001 and 2000	761,000	761,000
Paid in capital	10,902,000	10,902,000
Retained earnings	5,511,000	2,506,000
	17,174,000	14,169,000
Treasury stock, at cost, 3,721,459 common shares
in 2001 and 3,488,942 common shares in 2000	(10,817,000)	(9,193,000)

Total stockholders' equity	6,357,000	4,976,000

Total liabilities and equity	$36,083,000	$35,094,000

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation Consolidated Statements of Operations Three Months Ended March 31, 2001 and 2000 (Unaudited)
	2001	2000
Revenue:
Oil and gas sales	$7,655,000	$4,181,000
District operating income	4,100,000	3,000,000
Administrative revenue (Note 9)	384,000	375,000
Reporting and management fees (Note 9)	78,000	79,000
Interest and other income	95,000	77,000

Total revenue	12,312,000	7,712,000
Costs and expenses:
Lease operating expense	2,600,000	1,894,000
District operating expense	3,222,000	2,466,000
Depreciation and depletion of oil and gas properties	1,063,000	1,074,000
General and administrative expense	1,100,000	1,187,000
Exploration costs	278,000	122,000
Interest expense (Note 5)	293,000	378,000

Total costs and expenses	8,556,000	7,121,000

Income from operations	3,756,000	591,000
Gain (loss) on sale and exchange of assets	--	(2,000)

Net income before income taxes	3,756,000	589,000

Provision for income taxes	751,000	71,000

Net income	$3,005,000	$518,000

Basic income per common share (Notes 1 and 10)	$0.76	$0.12

Diluted income per common share (Notes 1 and 10)	$0.64	$0.10

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Consolidated Statement of Stockholders' Equity

Three Months Ended March 31, 2001

	Common Stock		Paid In	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total

Balance at December 31, 2000	7,607,970	$761,000	$10,902,000	$2,506,000	($9,193,000)	$4,976,000

Purchased 232,517 shares of
common stock					(1,624,000)	(1,624,000)

Net income				3,005,000		3,005,000

Balance at March 31, 2001	7,607,970	$761,000	$10,902,000	$5,511,000	($10,817,000)	$6,357,000

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation Consolidated Statements of Cash Flows Three Months Ended March 31, 2001 and 2000 (Unaudited)
	2001	2000
Cash flows from operating activities:
Net income	$3,005,000	$518,000
Adjustments to reconcile net income to net cash Provided by operating activities:
Depreciation, depletion and amortization	1,305,000	1,334,000
Dry hole and abandonment costs	275,000	121,000
Gain on sale of properties	--	2,000
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(339,000)	222,000
(Increase) decrease in due from related parties	(352,000)	(345,000)
(Increase) decrease in other assets	53,000	46,000
Increase (decrease) in accounts payable	(307,000)	(1,575,000)
Increase (decrease) in accrued liabilities	340,000	332,000
Increase (decrease) in due to related parties	(113,000)	65,000
Net cash provided by operating activities:	3,867,000	720,000

Cash flows from investing activities:
Capital expenditures, including dry hole costs	(1,384,000)	(1,564,000)
Proceeds from sale of property and equipment	--	10,000

Net cash used in investing activities	(1,384,000)

Cash flows from financing activities:
Purchase of treasury stock	(1,624,000)	(30,000)
Increase in long-term bank debt and
other long-term obligations	7,610,000	7,915,000
Repayment of long-term bank debt and
other long-term obligations	(7,805,000)	(8,316,000)

Net cash used in financing activities	(1,819,000)	(431,000)

Net increase (decrease) in cash and cash equivalents	664,000	(1,265,000)

Cash and cash equivalents at the beginning of the period	684,000	1,771,000

Cash and cash equivalents at the end of the period	$1,348,000	$506,000

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

March 31, 2001

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

The Company is engaged in the development, acquisition and production of oil and natural gas properties. The Company owns leasehold, mineral and royalty interests in producing and non-producing oil and gas properties across the continental United States, including Colorado, Kansas, Louisiana, Mississippi, Montana, Nebraska, New Mexico, North Dakota, Oklahoma, Texas, Utah, West Virginia and Wyoming. The Company operates approximately 1,600 wells and owns non-operating interests in over 800 additional wells. Additionally, the Company provides well-servicing support operations, site-preparation and construction services for oil and gas drilling and re-working operations, both in connection with the Company's activities and providing contract services for third parties. The Company is publicly traded on the NASDAQ under the symbol "PNRG."

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

Hedging-

From time to time, the Company may enter into futures contracts in order to reduce its exposure related to changes in oil and gas prices. In accordance with Statement of Financial Accounting Standards No. 133, any gain or loss on such contracts is treated as an adjustment to oil and gas revenue. Cash activity related to hedging transactions is treated as operating activity on the Statements of Cash Flows.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No.101, Revenue Recognition in Financial Statements ("SAB No. 101"). SAB No. 101 provides guidance for revenue recognition under certain circumstances. The adoption of SAB 101 in 2000 has not had a significant impact on the Company's financial position, results of operations or cash flows.

(2) Restricted Cash and Cash Equivalents:

Restricted cash and cash equivalents includes $1,143,000 and $1,128,000 at March 31, 2001 and December 31, 2000, respectively, of cash primarily pertaining to undistributed royalty payments. There were corresponding accounts payable recorded at March 31, 2001 and December 31, 2000 for these liabilities.

(3) Accounts Receivable:

Accounts receivable at March 31, 2001 and December 31, 2000 consisted of the following:

	March 31,	December 31,
	2001	2000

Joint Interest Billing	$1,196,000	$1,352,000
Trade Receivables	1,435,000	967,000
Oil and Gas Sales	3,437,000	3,310,000
Other	80,000	180,000
	6,148,000
Less, Allowance for doubtful accounts	(146,000)	(146,000)
	$6,002,000	$5,663,000

(4) Property and equipment:

Property and equipment at March 31, 2001 and December 31, 2000 consisted of the following:

	March 31,	December 31,
	2001	2000

Proved oil and gas properties at cost	$57,973,000	$57,439,000
Unproved oil and gas properties at cost	164,000	159,000
Less, accumulated depletion
and depreciation	(38,748,000)	(37,686,000)
	19,389,000	19,912,000

Furniture, fixtures and equipment	7,708,000	7,433,000
Less, accumulated depreciation	(4,755,000)	(4,675,000)
	2,953,000	2,758,000

Total net property and equipment	$22,342,000	$22,670,000

5) Long-Term Bank Debt:

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

The combined average interest rates paid on outstanding borrowings subject to interest at the bank's base rate and on outstanding borrowings bearing interest based upon the LIBO rate were 7.91% during the first quarter of 2001 as compared to 8.08% during the same period of 2000. As of March 31, 2001 and December 31, 2000, respectively, the total outstanding borrowings were $17.1 million and $17.2 million with an additional $6.6 million and $1.75 million available, and $11 million and $13.5 million of the amounts outstanding accruing interest at the LIBO rate option.

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

(6) Other Long-Term Obligations:

Other long-term obligations at March 31, 2001 and December 31, 2000 consisted of the following:

	March 31,	December 31,
	2001	2000

Due under oil and gas property
purchase (Note 7)	$1,771,000	$1,850,000
Capital lease obligations	16,000	17,000

Less, current portion	(854,000)	(854,000)
	$933,000	$1,013,000

(7) Contingent Liabilities:

In connection with the purchase of oil and gas properties located in various counties in Oklahoma in November of 1999, the Company is committed to pay contingent consideration to the seller based upon the performance of the properties purchased. As of March 31, 2001 and December 31, 2000, the total estimated contingent consideration to be paid under this agreement was $1,771,000 and $1,850,000, respectively, of which $921,000 and $1,000,000, respectively, are included in 'Other long-term obligations' and $850,000 is included in 'Current portion of other long-term obligations'.

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

(8) Stock Options and Other Compensation:

In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. At March 31, 2001 and 2000, options on 767,500 were outstanding and exercisable at prices ranging from $1.00 to $1.25.

On January 27, 1983, the Company adopted the 1983 Incentive Stock Option Plan. At September 30, 2000 and 1999, options on 87,000 were exercisable at $1.50 per share and no additional shares were available for granting.

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

Due to related parties at March 31, 2001 and December 31, 2000 primarily represent receipts collected by the Company, as agent, from oil and gas sales net of expenses. Receivables from affiliates consist of reimbursable general and administrative costs, lease operating expenses and reimbursements for property acquisitions, development and related costs.

In the first quarter of 2001, the Company purchased, in a number of separate transactions, 159,598 shares of treasury stock from related parties for total consideration of $1,117,186.

(10) Income per share:

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:

	Three Months Ended			Three Months Ended
	March 31, 2001			March 31, 2000

	Net Income	Number of	Per Share	Net	Number of	Per Share
		Shares	Amount	Income	Shares	Amount
Net income per common
share	$3,005,000	3,971,739	$0.76	$518,000	4,338,759	$0.12
Effect of dilutive
securities:
Options		709,568			660,257
Diluted net income
Per common share	$3,005,000	4,681,307	$0.64	$518,000	4,999,016	$0.10

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

LIQUIDITY AND CAPITAL RESOURCES

The Company feels that it has the ability to generate sufficient amounts of cash to meet long-term liquidity needs, as well as debt service. The Company's goal is to generate increased cash flows by increasing its reserve base through continued acquisition, exploration and development. By increasing its reserve base, the Company's borrowing ability is increased due to additional properties available as collateral. Capital expenditures during 2001were financed by internally generated funds coupled with cash balances available at the prior year-end.

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

The combined average interest rates paid on outstanding borrowings subject to interest at the bank's base rate and on outstanding borrowings bearing interest based upon the LIBO rate were 7.91% during the first quarter of 2001 as compared to 8.08% during the same period of 2000. As of March 31, 2001 and December 31, 2000, respectively, the total outstanding borrowings were $17.1 million and $17.2 million with an additional $6.6 million and $1.75 million available, and $11 million and $13.5 million of the amounts outstanding accruing interest at the LIBO rate option.

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

The Company spent approximately $818,000 on the acquisition, exploration and development of oil and gas properties in the first three months of 2001, including $5,000 spent to repurchase limited partner interests from investors in the oil and gas partnerships.

The Company also spent approximately $421,000 on field service equipment and $16,000 on computer hardware and software.

The Company spent $1,624,000 in the first three months of 2001 to acquire treasury stock.

Most of the Company's capital spending is discretionary and the ultimate level of spending will be dependent on the Company's assessment of the oil and gas business, the availability of capital, the number of oil and gas prospects, and oil and gas business opportunities in general.

RESULTS OF OPERATIONS

The Company had net income of $3,005,000 in the three months ended March 31, 2001 as compared to $518,000 in the same period in 2000. The increased profitability is attributable to increased oil and gas production, sharply higher gas prices, and a substantial increase in field services income.

Oil and gas sales increased 83% in the three month period ending March 31, 2001 as compared to the same period in 2000, due to increased production, and a sharp increase in the average gas price received. The table below summarizes revenue in the periods under discussion.

	Three Months Ended
	March 31
			Increase /
	2001	2000	(Decrease)

Barrels of Oil Produced	71,916	70,399	1,517
Average Price Received	$26.4197	$26.8860	$(0.4663)

Oil Revenue	$1,900,000	$1,893,000	$7,000

Mcf of Gas Produced	902,872	839,951	62,921
Average Price Received	$6.3741	$2.7242	$3.6499

Gas Revenue	$5,755,000	$2,288,000	$3,467,000

Total Oil & Gas Revenue	$7,655,000	$4,181,000	$3,474,000

The production increases in the first quarter of 2001 are primarily attributable to production from the following properties which were developed or purchased during 2000, none of which had any production in the first quarter of 2000:

  The Cadiz prospect contributed 81,000 Mcf of gas and 600 barrels of oil. The Company drilled two successful wells on this property in 2000, the Brooks Trust #1 and the Brooks Trust #2. Further development of this property, which is located in Bee County, Texas, is planned in the future.

  The East Wakita prospect contributed 59,000 Mcf of gas and 100 barrels of oil. During 2000, the Company successfully re-entered the Gott #1 well located in Grant County, Oklahoma.

  Seven wells located in Upton County, Texas, which were purchased in 2000, contributed 12,000 Mcf of gas and 2,800 barrels of oil.

  Additional interests purchased in 2000 in a group of wells operated by the Company in Garvin County, Oklahoma contributed 3,200 barrels of oil to production.

  Six wells located in Garvin County, Oklahoma, which were purchased in 2000, contributed 2,400 barrels of oil.

District operating income increased by $1,100,000, or 37%, between the first three months of 2001 and the first three months of 2000. This increase reflects the Company's efforts to increase the amount of field service work it performs on wells not operated by the Company, particularly through the expansion of its operations in the Midland, Texas area.

Administrative revenue for the first three months of 2001 was $384,000 as compared to $375,000 in 2000, an increase of 2%. Amounts received in both periods from certain Partnerships are substantially less than the amounts allocable to those Partnerships under the Partnership agreements. The lower amounts reflect PEMC's efforts to limit costs incurred and the amounts allocated to the Partnerships.

Lease operating expense for the first three months of 2001 increased by 37% or $706,000 compared to the first three months of 2000. $257,000 of this increase is attributable to the major properties developed or purchased during 2000, which are discussed above. Higher severance taxes, which are based on a percentage of revenue from an oil and gas property, also contributed to the increase.

The Company receives reimbursement for costs incurred related to the evaluation, acquisition and development of properties in which interests are owned by its joint venture partners, related partnerships, and trusts. To the extent that these costs are expended at the district level, the reimbursements reduce total district operating expenses. To the extent such expenses are incurred by PEMC, such reimbursements reduce total general and administrative expenses. Such reimbursement totaled approximately $125,000 in the three months ended March 31, 2001, as compared to $200,000 in the same period of the prior year.

District operating expense increased by $756,000, or 31%, in the first quarter of 2001 as compared to the first quarter of 2000. This increase reflects the labor and fuel costs associated with the increase in District operating income discussed above.

General and administrative expenses declined by 7% to $1,100,000 from $1,187,000 in the three months ended March 31, 2001 as compared to the same period last year. In the first quarter of 2000, the Company incurred significant nonrecurring compensation and employee benefit costs related to the resignation of a company employee. This change was offset by the reduction in reimbursements noted above.

Exploration costs were $278,000 in the first three months of 2001 as compared to $122,000 during the same period in 2000. The 2001 costs consist primarily of the cost of a dry hole drilled in Calhoun County, Texas.

Interest expense during the first three months of 2001 decreased approximately 22% to $293,000 due primarily to lower average balances.

Tax expense increased to $751,000 in the first three months ended March 31, 2001, as compared to $71,000 in the same period in the previous year. In 2000, the Company utilized significant net operating loss carryforwards which had previously been fully reserved against, thereby lowering its effective tax rate.

This Report contains forward-looking statements that are based on management's current expectations, estimates and projections. Words such as "expects," "anticipates," "intends," "plans," " believes," "projects" and "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and are subject to the safe harbors created thereby. These statements are not guarantees of future performance and involve risks and uncertainties and are based on a number of assumptions that could ultimately prove inaccurate and, therefore, there can be no assurance that they will prove to be accurate. Actual results and outcomes may vary materially from what is expressed or forecast in such statements due to various risks and uncertainties. These risks and uncertainties include, among other things, the possibility of drilling cost overruns and technical difficulties, volatility of oil and gas prices, competition, risks inherent in the Company's oil and gas operations, the inexact nature of interpretation of seismic and other geological and geophysical data, imprecision of reserve estimates, and the Company's ability to replace and expand oil and gas reserves. Accordingly, stockholders and potential investors are cautioned that certain events or circumstances could cause actual results to differ materially from those projected.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk sensitive instrument at March 31, 2001 is a revolving line of credit from a bank. The interest rate on this debt is sensitive to market fluctuations; however, we do not believe that significant fluctuations in the market rate of interest have a material effect on our consolidated financial position, results of operations, or cash flow from operations.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the period covered by this report

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS AND REPORTS ON FORM 8K

No reports on form 8K were filed by the Company during the three months ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PrimeEnergy Corporation
(Registrant)

May 9, 2001	/s/ Charles E. Drimal,Jr.
(Date)	------------------------------
Charles E. Drimal, Jr.
President
Principal Executive Officer

May 9, 2001	/s/ Beverly A. Cummings
(Date)	-------------------------------
Beverly A. Cummings
Executive Vice President
Principal Financial and Accounting Officer