Form 10-Q
period 2001-06-30
PRIMEENERGY CORP
filed 2001-08-10
CIK 56868

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________

FORM 10-Q

/X/ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2001

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/   No  / /

The number of shares outstanding of each class of the Registrant's Common Stock as of August 7, 2001 was: Common Stock, $0.10 par value, 3,872,545 shares.

PrimeEnergy Corporation

Index to Form 10-Q

June 30, 2001

Part I - Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets June 30, 2001 and
December 31, 2000	3 - 4

Consolidated Statements of Operations for the six months
ended June 30, 2001 and 2000	5

Consolidated Statements of Operations for the three months
ended June 30, 2001 and 2000	6

Consolidated Statement of Stockholders' Equity for the
six months ended June 30, 2001	7

Consolidated Statements of Cash Flows for the six months
ended June 30, 2001 and 2000	8

Notes to Consolidated Financial Statements	9 - 16

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	17 20

Item 3. Quantitative and Qualitative Disclosures About
Market Risk	20

Part II - Other Information

Item 1. Legal Proceedings	21

Item 2. Changes in Securities and Use of Proceeds	21

Item 3. Defaults Upon Senior Securities	21

Item 4. Submission of Matters to a Vote of Security Holders	21

Item 5. Other Information	22

Item 6. Exhibits And Reports On Form 8-K	22

Signatures	23

PrimeEnergy Corporation Consolidated Balance Sheets June 30, 2001 and December 31, 2000

	June 30, 2001 (Unaudited)	December 31 2000 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$614,000	$684,000
Restricted cash and cash equivalents (Note 2)	1,156,000	1,128,000
Accounts Receivable (Note 3)	5,566,000	5,663,000
Due from related parties (Note 9)	5,131,000	4,346,000
Prepaid Expenses	36,000	112,000
Other current assets	134,000	134,000
Deferred income taxes (Note 1)	155,000	155,000
	-----------------	-----------------
Total current assets	12,792,000	12,222,000
	-----------------	-----------------
Property and equipment, at cost (Notes 1 and 4):
Oil and gas properties (successful efforts method):
Proved	59,339,000	57,439,000
Unproved	177,000	159,000
Furniture, fixtures and equipment
including leasehold improvements	7,926,000	7,433,000
	-----------------	-----------------
	67,442,000	65,031,000

Accumulated depreciation and depletion	(44,901,000)	(42,361,000)
	-----------------	-----------------
Net property and equipment	22,541,000	22,670,000
	-----------------	-----------------
Other assets	207,000	202,000
	-----------------	-----------------
Total assets	$35,540,000	$35,094,000
	============	============

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation Consolidated Balance Sheets June 30, 2001 and December 31, 2000
	June 30, 2001 (Unaudited)	December 31 2000 (Audited)

LIABILITIES and STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$6,760,000	$6,828,000
Current portion of other long-term
obligations (Notes 6 and 7)	1,169,000	854,000
Accrued liabilities:
Payroll, benefits and related items	1,708,000	934,000
Taxes	369,000	455,000
Interest and other	581,000	1,058,000
Due to related parties (Note 9)	1,426,000	1,265,000
	----------------	-----------------
Total current liabilities	12,013,000	11,394,000

Long-term bank debt (Note 5)	15,000,000	17,200,000
Other long-term obligations (Notes 6 and 7)	276,000	1,013,000
Deferred income taxes (Note 1)	1,069,000	511,000
	----------------	-----------------
Total liabilities	28,358,000	30,118,000
	----------------	-----------------
Stockholders' equity:
Preferred stock, $.10 par value,
authorized 5,000,000 shares, none issued
Common stock, $.10 par value, authorized
10,000,000 shares; issued 7,607,970
in 2001 and 2000	761,000	761,000
Paid in capital	10,902,000	10,902,000
Retained earnings	7,082,000	2,506,000
	----------------	-----------------
	18,745,000	14,169,000
Treasury stock, at cost, 3,812,096 common shares
in 2001 and 3,488,942 common shares in 2000	(11,563,000)	(9,193,000)
	----------------	-----------------
Total stockholders' equity	7,182,000	4,976,000
	----------------	-----------------
Total liabilities and equity	$35,540,000	$35,094,000
	===========	============

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation Consolidated Statements of Operations Six Months Ended June 30, 2001 and 2000 (Unaudited)
	2001	2000
Revenue:
Oil and gas sales	$13,760,000	$9,079,000
District operating income	8,486,000	6,335,000
Administrative revenue (Note 9)	788,000	783,000
Reporting and management fees (Note 9)	158,000	165,000
Interest and other income	233,000	156,000
	----------------	--------------
Total revenue	23,425,000	16,518,000
	----------------	--------------
Costs and expenses:
Lease operating expense	5,370,000	3,891,000
District operating expense	6,394,000	5,325,000
Depreciation and depletion of oil and gas properties	2,482,000	2,314,000
General and administrative expense	2,323,000	2,000,000
Exploration costs	297,000	124,000
Interest expense (Note 5)	526,000	773,000
	----------------	--------------
Total costs and expenses	17,392,000	14,427,000
	----------------	--------------
Income from operations	6,033,000	2,091,000
Gain on sale and exchange of assets	37,000	11,000
	----------------	--------------
Net income before income taxes	6,070,000	2,102,000

Provision for income taxes	1,494,000	252,000
	----------------	--------------
Net income	$4,576,000	$1,850,000
	==========	=========

Basic income per common share (Notes 1 and 10)	$1.17	$0.43

Diluted income per common share (Notes 1 and 10)	$0.99	$0.37

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation Consolidated Statements of Operations Three Months Ended June 30, 2001 and 2000 (Unaudited)
2001		2000
Revenue:
Oil and gas sales	$6,105,000	$4,899,000
District operating income	4,386,000	3,335,000
Administrative revenue (Note 9)	404,000	408,000
Reporting and management fees (Note 9)	80,000	86,000
Interest and other income	138,000	81,000
	--------------	------------
Total revenue	11,113,000	8,809,000
	--------------	------------
Costs and expenses:
Lease operating expense	2,771,000	1,997,000
District operating expense	3,172,000	2,859,000
Depreciation and depletion of oil and gas properties	1,418,000	1,241,000
General and administrative expense	1,223,000	814,000
Exploration costs	18,000	2,000
Interest expense (Note 5)	234,000	395,000
	--------------	------------
Total costs and expenses	8,836,000	7,308,000
	--------------	------------
Income from operations	2,277,000	1,501,000
Gain on sale and exchange of assets	37,000	13,000
	--------------	------------
Net income before income taxes	2,314,000	1,514,000

Provision for income taxes	743,000	182,000
	--------------	------------
Net income	$1,571,000	$1,332,000
	=========	========

Basic income per common share (Notes 1 and 10)	$0.41	$0.31

Diluted income per common share (Notes 1 and 10)	$0.34	$0.27

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Consolidated Statement of Stockholders' Equity

Six Months Ended June 30, 2001

	Common Stock		Paid In	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total

Balance at December 31, 2000	7,607,970	$761,000	$10,902,000	$2,506,000	($9,193,000)	$4,976,000

Purchased 323,154 shares of
common stock					(2,370,000)	(2,370,000)

Net income				4,576,000		4,576,000
	-----------	----------	-------------	--------------	----------------	----------------
Balance at June 30, 2001	7,607,970	$761,000	$10,902,000	$7,082,000	($11,563,000)	$7,182,000
	========	=======	=========	=========	===========	===========

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation Consolidated Statements of Cash Flows Six Months Ended June 30, 2001 and 2000 (Unaudited)
	2001	2000
Cash flows from operating activities:
Net income	$4,576,000	$1,850,000
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion and amortization	2,985,000	2,797,000
Dry hole and abandonment costs	287,000	121,000
Gain on sale of properties	(37,000)	(11,000)
Provision for deferred income taxes	558,000	--
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	97,000	(473,000)
(Increase) decrease in due from related parties	(785,000)	(758,000)
(Increase) decrease in other assets	(5,000)	(36,000)
(Increase) decrease in prepaid expenses	76,000	25,000
Increase (decrease) in accounts payable	(96,000)	(1,262,000)
Increase (decrease) in accrued liabilities	343,000	642,000
Increase (decrease) in due to related parties	161,000	590,000
	----------------	-----------------
Net cash provided by operating activities:	8,160,000	3,485,000
	----------------	-----------------
Cash flows from investing activities:
Capital expenditures, including dry hole costs	(3,418,000)	(3,622,000)
Proceeds from sale of property and equipment	180,000	23,000
	----------------	-----------------
Net cash used in investing activities	(3,238,000)
	----------------	-----------------
Cash flows from financing activities:
Purchase of treasury stock	(2,370,000)	(161,000)
Increase in long-term bank debt and
other long-term obligations	16,355,000	12,350,000
Repayment of long-term bank debt and
other long-term obligations	(18,977,000)	(13,052,000)
	----------------	-----------------
Net cash used in financing activities	(4,992,000)	(863,000)
	----------------	-----------------
Net decrease in cash and cash equivalents	(70,000)	(977,000)

Cash and cash equivalents at the beginning of the period	684,000	1,771,000
	----------------	-----------------
Cash and cash equivalents at the end of the period	$614,000	$794,000
	===========	==========

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

June 30, 2001

(1) Description of Operations and Significant Accounting Policies:

Nature of Operations-

PrimeEnergy Corporation ("PEC"), a Delaware corporation, was organized in March 1973. PrimeEnergy Management Corporation ("PEMC"), a wholly-owned subsidiary, acts as the managing general partner, providing administration, accounting and tax preparation services for 47 private and publicly-held limited partnerships and 2 trusts (collectively, the "Partnerships"). PEC owns Eastern Oil Well Service Company, EOWS Midland Company, and Southwest Oilfield Construction Company, all of which perform oil and gas field services. PEC also owns Prime Operating Company, which serves as operator for most of the producing oil and gas properties owned by the Company and affiliated entities. Field service revenues and the administrative overhead fees earned as operator are reported as district operating income on the consolidated statement of operations. PrimeEnergy Corporation and its wholly-owned subsidiaries are herein referred to as the "Company".

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

Property and Equipment-

The Company follows the "successful efforts" method of accounting for its oil and gas properties. Under the successful efforts method, costs of acquiring undeveloped oil and gas leasehold acreage, including lease bonuses, brokers' fees and other related costs are capitalized. Provisions for impairment of undeveloped oil and gas leases are based on periodic evaluations. Annual lease rentals and exploration expenses, including geological and geophysical expenses and exploratory dry hole costs, are charged against income as incurred. Costs of drilling and equipping productive wells, including development dry holes and related production facilities, are capitalized. Costs incurred by the Company related to the exploration, development and acquisition of oil and gas properties on behalf of the Partnerships or joint ventures are deferred and charged to the related entity upon the completion of the acquisition. To the extent that the Company acquires an interest in the property, an appropriate allocation of internal costs are capitalized as part of the depletable base of the property.

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

(2) Restricted Cash and Cash Equivalents:

Restricted cash and cash equivalents includes $1,156,000 and $1,128,000 at June 30, 2001 and December 31, 2000, respectively, of cash primarily pertaining to undistributed royalty payments. There were corresponding accounts payable recorded at June 30, 2001 and December 31, 2000 for these liabilities.

(3) Accounts Receivable:

Accounts receivable at June 30, 2001 and December 31, 2000 consisted of the following:

	June 30,	December 31,
	2001	2000

Joint Interest Billing	$1,209,000	$1,352,000
Trade Receivables	1,497,000	967,000
Oil and Gas Sales	2,846,000	3,310,000
Other	156,000	180,000
	---------------	------------------
	5,708,000	5,809,000
Less, Allowance for doubtful
accounts	(142,000)	(146,000)
	---------------	------------------
	$5,566,000	$5,663,000
	==========	============

(4) Property and equipment:

Property and equipment at June 30, 2001 and December 31, 2000 consisted of the following:

	June 30,	December 31,
	2001	2000

Proved oil and gas properties at cost	$59,339,000	$57,439,000
Unproved oil and gas properties at cost	177,000	159,000
Less, accumulated depletion
and depreciation	(40,168,000)	(37,686,000)
	----------------	----------------
	19,348,000	19,912,000

Furniture, fixtures and equipment	7,926,000	7,433,000
Less, accumulated depreciation	(4,733,000)	(4,675,000)
	----------------	----------------
	3,193,000	2,758,000
	----------------	----------------
Total net property and equipment	$22,541,000	$22,670,000
	==========	===========

(5) Long-Term Bank Debt:

The Company has been party to a series of credit agreements with its primary lender or its predecessors since 1983. The current agreement, entered into in April 1995, provides for borrowings under a Master Note. Advances under the agreement, as amended, are limited to the borrowing base as defined in the agreement. The borrowing base is re-determined by the lender on a semi-annual basis. Since the beginning of 1999, the borrowing base has ranged from $18.95 million to $23.7 million. The credit agreement provides for interest on outstanding borrowings at the bank's base rate, as defined, payable monthly, or at rates ranging from 1.5% to 2% over the London Inter-Bank Offered Rate (LIBO rate) depending upon the Company's utilization of the available line of credit, payable at the end of the applicable interest period.

The combined average interest rates paid on outstanding borrowings subject to interest at the bank's base rate and on outstanding borrowings bearing interest based upon the LIBO rate were 7.13% during the first half of 2001 as compared to 8.23% during the same period of 2000. As of June 30, 2001 and December 31, 2000, the total outstanding borrowings were $15 million and $17.2 million, respectively, with an additional $8.7 million and $1.75 million available, and $10.5 million and $13.5 million of the amounts outstanding accruing interest at the LIBO rate option.

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

(6) Other Long-Term Obligations:

Other long-term obligations at June 30, 2001 and December 31, 2000 consisted of the following:

	June 30,	December 31,
	2001	2000

Due under oil and gas property
purchase (Note 7)	$1,430,000	$1,850,000
Capital lease obligations	15,000	17,000

Less, current portion	(1,169,000)	(854,000)
	--------------	-------------
	$276,000	$1,013,000
	=========	=========

(7) Contingent Liabilities:

In connection with the purchase of oil and gas properties located in various counties in Oklahoma in November of 1999, the Company is committed to pay contingent consideration to the seller based upon the performance of the properties purchased. The total estimated amount of contingent consideration which will be paid under the agreement is $1,850,000, of which $420,000 was paid in the first six months of 2001, leaving a net estimated amount due at June 30, 2001 of $1,430,000. As of June 30, 2001 and December 31, 2000, respectively, $265,000 and $1,000,000 of this obligation are included in Other long-term obligations', and $1,165,000 and $850,000 are included in 'Current portion of other long-term obligations'.

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

(8) Stock Options and Other Compensation:

In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. At June 30, 2001 and 2000, options on 767,500 were outstanding and exercisable at prices ranging from $1.00 to $1.25.

On January 27, 1983, the Company adopted the 1983 Incentive Stock Option Plan. At June 30, 2001 and 2000, options on 87,000 shares were exercisable at $1.50 per share and no additional shares were available for granting. During July 2001, all outstanding options under this plan were exercised.

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

The Partnership agreements allow PEMC to receive management fees for various services provided to the Partnerships as well as reimbursement for certain costs incurred on behalf of the Partnerships, including property acquisition and development costs. Reimbursement of general and administrative overhead is reported in the statements of operations as administrative revenue.

Due to related parties at June 30, 2001 and December 31, 2000 primarily represent receipts collected by the Company, as agent, from oil and gas sales net of expenses. Receivables from affiliates consist of reimbursable general and administrative costs, lease operating expenses and reimbursements for property acquisitions, development and related costs.

In the first six months of 2001, the Company purchased, in a number of separate transactions, 163,598 shares of treasury stock from related parties for total consideration of $1,151,186.

(10) Income per share:

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:

	Six Months Ended			Six Months Ended
	June 30, 2001			June 30, 2000

	Net Income	Number of	Per Share	Net	Number of	Per Share
		Shares	Amount	Income	Shares	Amount
Net income per
common share	$4,576,000	3,920,011	$1.17	$1,850,000	4,327,079	$0.43
Effect of dilutive
securities:
Options		723,731			652,158
	---------------	----------------	--------	-----------	----------------	---------
Diluted net income
per common share	$4,576,000	4,643,742	$0.99	$1,850,000	4,979,237	$0.37
	=========	=========	=====	=======	=========	=====

	Three Months Ended			Three Months Ended
	June 30, 2001			June 30, 2000

	Net Income	Number of	Per Share	Net	Number of	Per Share
		Shares	Amount	Income	Shares	Amount
Net income per
common share	$1,571,000	3,868,852	$0.41	$1,332,000	4,315,399	$0.31
Effect of dilutive
securities:
Options		735,204			643,353
	---------------	----------------	--------	----------------	---------------	---------
Diluted net income
per common share	$1,571,000	4,604,056	$0.34	$1,332,000	4,958,752	$0.27
	=========	=========	=====	=========	=========	=====

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the financial statements of the Company and notes thereto. The Company's subsidiaries are defined in Note 1 of the financial statements. PEMC is the managing general partner or managing trustee in numerous Limited Partnerships and Trusts (collectively, the "Partnerships").

LIQUIDITY AND CAPITAL RESOURCES

The Company feels that it has the ability to generate sufficient amounts of cash to meet long-term liquidity needs, as well as debt service. The Company's goal is to generate increased cash flows by increasing its reserve base through continued acquisition, exploration and development. By increasing its reserve base, the Company's borrowing ability is increased due to additional properties available as collateral. Capital expenditures during 2001 were financed by internally generated funds coupled with cash balances available at the prior year-end.

The Company has been party to a series of credit agreements with its primary lender or its predecessors since 1983. The current agreement, entered into in April 1995, provides for borrowings under a Master Note. Advances under the agreement, as amended, are limited to the borrowing base as defined in the agreement. The borrowing base is re-determined by the lender on a semi-annual basis. Since the beginning of 1999, the borrowing base has ranged from $18.95 million to $23.7 million. The credit agreement provides for interest on outstanding borrowings at the bank's base rate, as defined, payable monthly, or at rates ranging from 1.5% to 2% over the London Inter-Bank Offered Rate (LIBO rate) depending upon the Company's utilization of the available line of credit, payable at the end of the applicable interest period.

The combined average interest rates paid on outstanding borrowings subject to interest at the bank's base rate and on outstanding borrowings bearing interest based upon the LIBO rate were 7.13% during the first half of 2001 as compared to 8.23% during the same period of 2000. As of June 30, 2001 and December 31, 2000, the total outstanding borrowings were $15 million and $17.2 million, respectively, with an additional $8.7 million and $1.75 million available, and $10.5 million and $13.5 million of the amounts outstanding accruing interest at the LIBO rate option.

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

The Company spent approximately $2,213,000 on the acquisition, exploration and development of oil and gas properties in the first half of 2001, including $156,000 spent to repurchase limited partner interests from investors in the oil and gas partnerships.

The Company also spent approximately $1,000,000 on field service equipment, and $81,000 on computer hardware and software in the first half of 2001.

The Company spent $2,370,000 in the first half of 2001 to acquire treasury stock.

Most of the Company's capital spending is discretionary and the ultimate level of spending will be dependent on the Company's assessment of the oil and gas business, the availability of capital, the number of oil and gas prospects, and oil and gas business opportunities in general.

RESULTS OF OPERATIONS

The Company had net income of $4,576,000 for the six months ended June 30, 2001 as compared to net income of $1,850,000 in the first half of 2000. The Company had net income of $1,571,000 in the second quarter of 2001 as compared to net income of $1,332,000 in the second quarter of 2000. The improvement in results for both periods is attributable to a combination of sharply gas prices, and increased revenues and profitably from the Company's field service operations.

Oil and gas sales of $13,760,000 for the first half of 2001 represented a 52% increase over sales in the first half of 2000. Second quarter 2001 oil and gas sales of $6,105,000 represented a 25% increase over sales in the same period in 2000. The tables below summarize production, prices and revenue in the periods under discussion.

	Six Months Ended			Three Months Ended
	June 30,			June 30,
	------------------------------------------------------			-------------------------------------------------------
			Increase /			Increase /
	2001	2000	(Decrease)	2001	2000	(Decrease)

Barrels of Oil Produced	144,104	143,498	606	72,188	73,098	(910)
Average Price Received	$26.9041	$26.9723	$(0.0682)	$27.3873	$27.0555	$(0.3318)
	---------------	---------------	--------------	---------------	---------------	--------------
Oil Revenue	$3,877,000	$3,870,000	$7,000	$1,977,000	$1,978,000	$(1,000)
	---------------	---------------	--------------	---------------	---------------	--------------
Mcf of Gas Produced	1,790,267	1,749,782	40,485	887,394	909,831	(22,437)
Average Price Received	$5.5202	$2.9769	$2.5433	$4.6512	$3.2101	$1.4411
	---------------	---------------	--------------	---------------	---------------	--------------
Gas Revenue	$9,883,000	$5,209,000	$4,674,000	$4,128,000	$2,921,000	$1,207,000
	---------------	---------------	--------------	---------------	---------------	--------------
Total Oil & Gas Revenue	$13,760,000	$9,079,000	$4,681,000	$6,105,000	$4,899,000	$1,206,000
	=========	=========	=========	=========	=========	=========

The increases in production in the first six months of 2001 are due to several significant discoveries and acquisitions between the two periods, largely offset by the normal decline curve of existing properties. Properties contributing most significantly to increased production are summarized below.

  The Cadiz prospect contributed 156,000 Mcf of gas and 1,300 barrels of oil in 2001 as compared to 3,800 Mcf and no oil in the first six months of 2000. In 2000, the Company drilled two successful wells on this property, the Brooks Trust #1 and the Brooks Trust #2. A third well, the Brooks Trust # 3, came on line in July of 2001, and is currently producing approximately 630 Mcf per day net to the Company's interest. Further development of this property, which is located in Bee County, Texas, is planned in the future.

  The East Wakita prospect contributed 110,000 Mcf of gas and 100 barrels of oil in the first six months of 2001. During the second half of 2000, the Company completed a successful reentry of the Gott #1 well located in Grant County, Oklahoma.

  Seven wells located in Upton County, Texas, which were purchased during the second half of 2000, contributed 27,000 Mcf of gas and 5,600 barrels of oil in the first six months of 2001.

  Six wells located in Garvin County, Oklahoma, which were purchased in the second half of 2000, contributed 4,700 barrels of oil in the first six months of 2001.

District operating income increased by $2,151,000 or 34% between the first half of 2001 and the first half of 2000, and by $1,051,000, or 32% in the second quarter of 2001 as compared to the same period in 2000. Both increases reflect the Company's efforts to increase the amount of field service work it performs on wells not operated by the Company, particularly through expanding its operations in the Midland, Texas area. Revenues from field service operation in the Midland area increased to $917,000 in the first six months of 2001 as compared to $331,000 in the same period in 2001, and to $497,000 in the second quarter of 2001 as compared to $237,000 in the same period in 2000.

Administrative revenue for the first half of 2001 was $788,000 as compared to $783,000 in 2000. Amounts received in both years from certain Partnerships are substantially less than the amounts allocable to those Partnerships under the Partnership agreements. The lower amounts reflect PEMC's efforts to limit costs incurred and the amounts allocated to the Partnerships.

Lease operating expense for the first half of 2001 increased by 38% or $1,479,000 compared to the first half of 2000, primarily due to increased repair and fix up work performed in 2001.

The Company receives reimbursement for costs incurred related to the evaluation, acquisition and development of properties in which interests are owned by its joint venture partners, related partnerships, and trusts. To the extent that these costs are expended at the district level, the reimbursements reduce total district operating expenses. To the extent such expenses are incurred by PEMC, such reimbursements reduce total general and administrative expenses. Such reimbursement totaled approximately $175,000 in the first half of 2001 as compared to $500,000 for the same period in 2000.

District operating expense increased by $1,069,000 or 20%, in the first half of 2001 as compared to the same period in 2000, and by $313,000 or 11% in second quarter of 2001 as compared to the second quarter of 2000. These increases reflect the labor and fuel costs associated with the increase in District operating income discussed above. On a percentage basis, the increases in district operating expense between the two years is significantly less than the increases in district operating income, partially due to the fact that year 2000 costs include startup costs incurred in connection with the expansion of the Company's operations in the Midland, Texas area.

General and administrative expenses increased 16%, or $323,000 in the first half of 2001 as compared to the same period in 2000, and by $409,000 or 50% in the second quarter of 2001 as compared to the same period in 2000. These increases are primarily due to the reduced property acquisition cost reimbursement discussed above, as well as an increase in the Company's share of G & A incurred by the partnerships due to the purchase of additional interests in these entities, and increased compensation costs.

Exploration costs were $297,000 in the first six months of 2001 as compared to $124,000 during the same period in 2000. The 2001 costs consist primarily of two dry holes, one in Calhoun County, Texas, and the other in Grant County, Oklahoma.

Interest expense during the first half of 2001 decreased approximately 32% to $526,000 due to lower interest rates and lower average balances.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk sensitive instrument at June 30, 2001 is a revolving line of credit from a bank. The interest rate on this debt is sensitive to market fluctuations; however, we do not believe that significant fluctuations in the market rate of interest have a material effect on our consolidated financial position, results of operations, or cash flow from operations.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, the Company is party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, management does not expect these matters to have a materially adverse effect on the financial position or results of operations of the Company.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the company was held on June 7, 2001. One matter submitted to the stockholders was the election of thirteen Directors (named below), nominated by management, all of whom were currently serving as Directors. Proxies were solicited pursuant to Regulation 14A under the Securities Act of 1934, definitive copies of which were filed with the Commission. There was no solicitation in opposition to management's nominees, and all of the Directors nominated for the re-election were elected. The number of shares of the Company's common stock outstanding and entitled to vote at the Annual Meeting was 3,886,511. Those persons nominated and elected as Directors, and the number of shares voting for or withheld and broker non-votes for each, is shown below. There were no abstentions.

			Broker
	For	Withheld	Non-votes
Samuel R. Campbell	2,941,856	806	-
James E. Clark	2,936,696	5,966	5,160
Beverly A. Cummings	2,941,706	956	150
Charles E. Drimal, Jr.	2,941,706	956	150
Matthias Eckenstein	2,941,856	806	-
H. Gifford Fong	2,941,856	806	-
Thomas S. T. Gimbel	2,941,856	806	-
Clint Hurt	2,941,856	806	-
Robert de Rothschild	2,936,856	5,806	5,000
Jarvis J. Slade	2,941,856	806	-
Jan K. Smeets	2,941,856	806	-
Gaines Wehrle	2,936,696	5,966	5,160
Michael H. Wehrle	2,941,846	816	10

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS AND REPORTS ON FORM 8K

No reports on form 8K were filed by the Company during the six months ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PrimeEnergy Corporation
(Registrant)

August 9, 2001	/s/ Charles E. Drimal, Jr.
(Date)	------------------------------
Charles E. Drimal, Jr.
President
Principal Executive Officer

August 9, 2001	/s/ Beverly A. Cummings
(Date)	-------------------------------
Beverly A. Cummings
Executive Vice President
Principal Financial and Accounting Officer