Form 10-Q
period 2001-09-30
PRIMEENERGY CORP
filed 2001-11-13
CIK 56868

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________

FORM 10-Q

/X/ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2001

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/   No  / /

The number of shares outstanding of each class of the Registrant's Common Stock as of November 12, 2001 was: Common Stock, $0.10 par value, 3,849,945 shares.

PrimeEnergy Corporation

Index to Form 10-Q

September 30, 2001

Part I - Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets - September 30, 2001 and
December 31, 2000	3 - 4

Consolidated Statements of Operations for the nine months
ended September 30, 2001 and 2000	5

Consolidated Statements of Operations for the three months
ended September 30, 2001 and 2000	6

Consolidated Statement of Stockholders' Equity for the
nine months ended September 30, 2001	7

Consolidated Statements of Cash Flows for the nine months
ended September 30, 2001 and 2000	8

Notes to Consolidated Financial Statements	9 - 17

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	18 - 21

Item 3. Quantitative and Qualitative Disclosures About
Market Risk	22

Part II - Other Information

Item 1. Legal Proceedings	22

Item 2. Changes in Securities and Use of Proceeds	22

Item 3. Defaults Upon Senior Securities	22

Item 4. Submission of Matters to a Vote of Security Holders	22

Item 5. Other Information	22

Item 6. Exhibits And Reports On Form 8-K	22

Signatures	23

PrimeEnergy Corporation Consolidated Balance Sheets September 30, 2001 and December 31, 2000
	September 30, 2001 (Unaudited)	December 31 2000 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$733,000	$684,000
Restricted cash and cash equivalents (Note 2)	1,166,000	1,128,000
Accounts Receivable (Note 3)	4,918,000	5,663,000
Due from related parties (Note 9)	4,090,000	4,346,000
Prepaid Expenses	23,000	112,000
Other current assets	714,000	134,000
Deferred income taxes (Note 1)	155,000	155,000
	-----------------	-----------------
Total current assets	11,799,000	12,222,000
	-----------------	-----------------
Property and equipment, at cost (Notes 1 and 4):
Oil and gas properties (successful efforts method):
Proved	61,790,000	57,439,000
Unproved	176,000	159,000
Furniture, fixtures and equipment
including leasehold improvements	8,536,000	7,433,000
	-----------------	-----------------
	70,502,000	65,031,000

Accumulated depreciation and depletion	(46,489,000)	(42,361,000)
	-----------------	-----------------
Net property and equipment	24,013,000	22,670,000
	-----------------	-----------------
Other assets	192,000	202,000
	-----------------	-----------------
Total assets	$36,004,000	$35,094,000
	============	============

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation Consolidated Balance Sheets September 30, 2001 and December 31, 2000
	September 30, 2001 (Unaudited)	December 31, 2000 (Audited)

LIABILITIES and STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$6,940,000	$6,828,000
Current portion of other long-term
obligations (Notes 6 and 7)	1,061,000	854,000
Accrued liabilities:
Payroll, benefits and related items	1,704,000	934,000
Taxes	--	455,000
Interest and other	599,000	1,058,000
Due to related parties (Note 9)	1,223,000	1,265,000
	----------------	-----------------
Total current liabilities	11,527,000	11,394,000

Long-term bank debt (Note 5)	14,500,000	17,200,000
Other long-term obligations (Notes 6 and 7)	9,000	1,013,000
Deferred income taxes (Note 1)	2,193,000	511,000
	----------------	-----------------
Total liabilities	28,229,000	30,118,000
	----------------	-----------------
Stockholders' equity:
Preferred stock, $.10 par value,
authorized 5,000,000 shares, none issued
Common stock, $.10 par value, authorized
10,000,000 shares; issued 7,694,970
in 2001 and 7,607,970 in 2000	769,000	761,000
Paid in capital	11,024,000	10,902,000
Retained earnings	7,712,000	2,506,000
	----------------	-----------------
	19,505,000	14,169,000
Treasury stock, at cost, 3,832,025 common shares
in 2001 and 3,488,942 common shares in 2000	(11,730,000)	(9,193,000)
	----------------	-----------------
Total stockholders' equity	7,775,000	4,976,000
	----------------	-----------------
Total liabilities and equity	$36,004,000	$35,094,000
	===========	============

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation Consolidated Statements of Operations Nine Months Ended September 30, 2001 and 2000 (Unaudited)
	2001	2000
Revenue:
Oil and gas sales	$18,805,000	$15,971,000
District operating income	12,991,000	9,955,000
Administrative revenue (Note 9)	1,172,000	1,192,000
Reporting and management fees (Note 9)	251,000	246,000
Interest and other income	308,000	268,000
	----------------	--------------
Total revenue	33,527,000	27,632,000
	----------------	--------------
Costs and expenses:
Lease operating expense	8,261,000	6,521,000
District operating expense	9,897,000	8,252,000
Depreciation and depletion of oil and gas properties	3,915,000	4,027,000
General and administrative expense	3,251,000	2,847,000
Exploration costs	439,000	129,000
Interest expense (Note 5)	729,000	1,160,000
	----------------	--------------
Total costs and expenses	26,492,000	22,936,000
	----------------	--------------
Income from operations	7,035,000	4,696,000
Gain on sale and exchange of assets	85,000	13,000
	----------------	--------------
Net income before income taxes	7,120,000	4,709,000

Provision for income taxes	1,914,000	565,000
	----------------	--------------
Net income	$5,206,000	$4,144,000
	==========	=========

Basic income per common share (Notes 1 and 10)	$1.34	$0.96

Diluted income per common share (Notes 1 and 10)	$1.13	$0.83

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation Consolidated Statements of Operations Three Months Ended September 30, 2001 and 2000 (Unaudited)
2001		2000
Revenue:
Oil and gas sales	$5,045,000	$6,892,000
District operating income	4,505,000	3,621,000
Administrative revenue (Note 9)	384,000	408,000
Reporting and management fees (Note 9)	93,000	81,000
Interest and other income	76,000	111,000
	--------------	-------------
Total revenue	10,103,000	11,113,000
	--------------	-------------
Costs and expenses:
Lease operating expense	2,890,000	2,630,000
District operating expense	3,503,000	2,927,000
Depreciation and depletion of oil and gas properties	1,434,000	1,713,000
General and administrative expense	929,000	845,000
Exploration costs	142,000	5,000
Interest expense (Note 5)	203,000	388,000
	--------------	-------------
Total costs and expenses	9,101,000	8,508,000
	--------------	-------------
Income from operations	1,002,000	2,605,000
Gain on sale and exchange of assets	48,000	2,000
	--------------	-------------
Net income before income taxes	1,050,000	2,607,000

Provision for income taxes	420,000	313,000
	--------------	-------------
Net income	$630,000	$2,294,000
	=========	========

Basic income per common share (Notes 1 and 10)	$0.16	$0.54

Diluted income per common share (Notes 1 and 10)	$0.14	$0.47

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Consolidated Statement of Stockholders' Equity

Nine Months Ended September 30, 2001

	Common Stock		Paid In	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total

Balance at December 31, 2000	7,607,970	$761,000	$10,902,000	$2,506,000	($9,193,000)	$4,976,000

Purchased 343,083 shares of
common stock					(2,537,000)	(2,537,000)

Exercised stock options	87,000	8,000	122,000			130,000

Net income				5,206,000		5,206,000
	-----------	----------	-------------	--------------	----------------	----------------
Balance at September 30, 2001	7,694,970	$769,000	$11,024,000	$7,712,000	($11,730,000)	$7,775,000
	========	=======	=========	=========	===========	===========

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation Consolidated Statements of Cash Flows Nine Months Ended September 30, 2001 and 2000 (Unaudited)
	2001	2000
Cash flows from operating activities:
Net income	$5,206,000	$4,144,000
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, depletion and amortization	4,700,000	4,742,000
Dry hole and abandonment costs	428,000	121,000
Gain on sale of properties	(85,000)	(13,000)
Provision for deferred income taxes	1,682,000	--
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	745,000	(1,588,000)
(Increase) decrease in due from related parties	256,000	(1,058,000)
Increase in other assets	(570,000)	(2,000)
(Increase) decrease in prepaid expenses	89,000	(70,000)
Increase (decrease) in accounts payable	74,000	(918,000)
Increase (decrease) in accrued liabilities	(12,000)	1,271,000
Increase (decrease) in due to related parties	(42,000)	427,000
	----------------	-----------------
Net cash provided by operating activities:	12,471,000	7,056,000
	----------------	-----------------
Cash flows from investing activities:
Capital expenditures, including dry hole costs	(6,760,000)	(6,724,000)
Proceeds from sale of property and equipment	242,000	32,000
Proceeds from payments on notes receivable	--	453,000
	----------------	-----------------
Net cash used in investing activities	(6,518,000)
	----------------	-----------------
Cash flows from financing activities:
Purchase of treasury stock	(2,537,000)	(846,000)
Increase in long-term bank debt and other long-term obligations	32,135,000	19,310,000
Repayment of long-term bank debt and other long-term obligations	(35,632,000)	(20,763,000)
Proceeds from exercised stock options	130,000	--
	----------------	-----------------
Net cash used in financing activities	(5,904,000)	(2,299,000)
	----------------	-----------------
Net increase (decrease) in cash and cash equivalents	49,000	(1,482,000)

Cash and cash equivalents at the beginning of the period	684,000	1,771,000
	----------------	-----------------
Cash and cash equivalents at the end of the period	$733,000	$289,000
	===========	===========

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

September 30, 2001

(1) Description of Operations and Significant Accounting Policies:

Nature of Operations-

PrimeEnergy Corporation ("PEC"), a Delaware corporation, was organized in March 1973. PrimeEnergy Management Corporation ("PEMC"), a wholly-owned subsidiary, acts as the managing general partner, providing administration, accounting and tax preparation services for 47 private and publicly-held limited partnerships and 2 trusts (collectively, the "Partnerships"). PEC owns Eastern Oil Well Service Company, EOWS Midland Company, and Southwest Oilfield Construction Company, all of which perform oil and gas field services. PEC also owns Prime Operating Company, which serves as operator for most of the producing oil and gas properties owned by the Company and affiliated entities. Field service revenues and the administrative overhead fees earned as operator are reported as 'District operating income' on the consolidated statement of operations. PrimeEnergy Corporation and its wholly-owned subsidiaries are herein referred to as the "Company".

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

 In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS

No. 141, "Business Combinations." SFAS No. 141 is intended to improve the transparency of the accounting and reporting for business combinations by requiring that all business combinations be accounted for under a single method - the purchase method. SFAS 141 is effective for all transactions completed after June 30, 2001, except transactions using the pooling-of-interests method that were initiated prior to July 1, 2001. The adoption of SFAS 141 did not have an impact on the Company's consolidated financial statements.

 In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement applies to intangibles and goodwill acquired after June 30, 2001, as well as goodwill and intangibles previously acquired. Under this statement, goodwill as well as other intangibles determined to have an infinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. This statement is effective for the Company for the first quarter in the fiscal year ending December 31, 2002. Management does not believe that the adoption of this statement will have a material effect on the Company's financial statements.

 In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management has not yet determined the impact of the adoption of this statement.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and generally, is to be applied prospectively.

(2) Restricted Cash and Cash Equivalents:

Restricted cash and cash equivalents includes $1,166,000 and $1,128,000 at September 30, 2001 and December 31, 2000, respectively, of cash primarily pertaining to undistributed royalty payments. There were corresponding accounts payable recorded at September 30, 2001 and December 31, 2000 for these liabilities.

(3) Accounts Receivable:

Accounts receivable at September 30, 2001 and December 31, 2000 consisted of the following:

	September 30,	December 31,
	2001	2000

Joint Interest Billing	$1,172,000	$1,352,000
Trade Receivables	1,361,000	967,000
Oil and Gas Sales	2,417,000	3,310,000
Other	109,000	180,000
	---------------	------------------
	5,059,000
Less, Allowance for doubtful
accounts	(141,000)	(146,000)
	---------------	------------------
	$4,918,000	$5,663,000
	==========	============

(4) Property and equipment:

Property and equipment at September 30, 2001 and December 31, 2000 consisted of the following:

	September 30,	December 31,
	2001	2000

Proved oil and gas properties at cost	$61,790,000	$57,439,000
Unproved oil and gas properties at cost	176,000	159,000
Less, accumulated depletion
and depreciation	(41,564,000)	(37,686,000)
	----------------	----------------
	20,402,000	19,912,000

Furniture, fixtures and equipment	8,536,000	7,433,000
Less, accumulated depreciation	(4,925,000)	(4,675,000)
	----------------	----------------
	3,611,000	2,758,000
	----------------	----------------
Total net property and equipment	$24,013,000	$22,670,000
	==========	===========

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

The combined average interest rates paid on outstanding borrowings subject to interest at the bank's base rate and on outstanding borrowings bearing interest based upon the LIBO rate were 6.59% during the first nine months of 2001 as compared to 8.40% during the same period of 2000. As of September 30, 2001 and December 31, 2000, the total outstanding borrowings were $14.5 million and $17.2 million, respectively, with an additional $8.3 million and $1.75 million available, and $14.2 million and $13.5 million of the amounts outstanding accruing interest at the LIBO rate option.

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

(6) Other Long-Term Obligations:

Other long-term obligations at September 30, 2001 and December 31, 2000 consisted of the following:

	September 30,	December 31,
	2001	2000

Due under oil and gas property
purchase (Note 7)	$1,056,000	$1,850,000
Capital lease obligations	14,000	17,000

Less, current portion	(1,061,000)	(854,000)
	--------------	-------------
	$9,000	$1,013,000
	=========	=========

(7) Contingent Liabilities:

In connection with the purchase of oil and gas properties located in various counties in Oklahoma in November of 1999, the Company is committed to pay contingent consideration to the seller based upon the performance of the properties purchased. As of December 31, 2000, the total amount of contingent consideration estimated to be paid under the agreement was $1,850,000. $1,000,000 of this obligation was included in 'Other long-term obligations' with the remaining $850,000 included in 'Current portion of other long-term obligations'. As of September 30, 2001, the total estimated amount of consideration to be paid was reduced by $150,000 to $1,700,000 of which $644,000 was paid in the first nine months of 2001, leaving a net estimated amount due at September 30, 2001 of $1,056,000, all of which is included in 'Current portion of other long-term obligations'.

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

(8) Stock Options and Other Compensation:

In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. At September 30, 2001 and 2000, options on 767,500 were outstanding and exercisable at prices ranging from $1.00 to $1.25.

On January 27, 1983, the Company adopted the 1983 Incentive Stock Option Plan. At December 31, 2000, options on 87,000 shares were exercisable at $1.50 per share. During July 2001, all outstanding options under this plan were exercised.

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

Due to related parties at September 30, 2001 and December 31, 2000 primarily represent receipts collected by the Company, as agent, from oil and gas sales net of expenses. Receivables from affiliates consist of reimbursable general and administrative costs, lease operating expenses and reimbursements for property acquisitions, development and related costs.

In the first nine months of 2001, the Company purchased, in a number of separate transactions, 164,598 shares of treasury stock from related parties for total consideration of $1,159,686.

(10) Income per share:

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:

	Nine Months Ended			Nine Months Ended
	September 30, 2001			September 30, 2000

	Net Income	Number of	Per Share	Net	Number of	Per Share
		Shares	Amount	Income	Shares	Amount
Net income per
common share	$5,206,000	3,896,138	$1.34	$4,144,000	4,297,912	$0.96
Effect of dilutive
securities:
Options		723,952			667,272
	---------------	----------------	--------	-----------	----------------	---------
Diluted net income
per common share	$5,206,000	4,620,090	$1.13	$4,144,000	4,965,184	$0.37
	=========	=========	=====	=======	=========	=====

	Three Months Ended			Three Months Ended
	September 30, 2001			September 30, 2000

	Net Income	Number of	Per Share	Net	Number of	Per Share
		Shares	Amount	Income	Shares	Amount
Net income per
common share	$630,000	3,849,168	$0.16	$2,294,000	4,240,213	$0.54
Effect of dilutive
securities:
Options		723,077			691,606
	---------------	----------------	--------	----------------	---------------	---------
Diluted net income
per common share	$630,000	4,572,245	$0.14	$2,294,000	4,931,819	$0.47
	=========	=========	=====	=========	=========	=====

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

The combined average interest rates paid on outstanding borrowings subject to interest at the bank's base rate and on outstanding borrowings bearing interest based upon the LIBO rate were 6.59% during the first nine months of 2001 as compared to 8.40% during the same period of 2000. As of September 30, 2001 and December 31, 2000, the total outstanding borrowings were $14.5 million and $17.2 million, respectively, with an additional $8.3 million and $1.75 million available, and $14.2 million and $13.5 million of the amounts outstanding accruing interest at the LIBO rate option.

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

The Company spent approximately $4,843,000 on the acquisition, exploration and development of oil and gas properties in the first nine months of 2001, including $467,000 spent to repurchase limited partner interests from investors in the oil and gas partnerships.

The Company also spent approximately $1,697,000 on field service equipment, and $91,000 on computer hardware and software in the first nine months of 2001.

The Company spent $2,537,000 in the first nine months of 2001 to acquire treasury stock.

Most of the Company's capital spending is discretionary and the ultimate level of spending will be dependent on the Company's assessment of the oil and gas business, the availability of capital, the number of oil and gas prospects, and oil and gas business opportunities in general.

RESULTS OF OPERATIONS

The Company had net income of $5,206,000 for the nine months ended September 30, 2001 as compared to net income of $4,144,000 in the first nine months of 2000. The Company had net income of $630,000 in the third quarter of 2001 as compared to net income of $2,294,000 in the third quarter of 2000. The changes for both periods are primarily attributable to changes in oil and gas prices. In both periods, there were significantly increased revenues and profitability from the Company's field service operations.

Oil and gas sales of $18,805,000 for the first nine months of 2001 represented an 18% increase over sales in the first nine months of 2000. Third quarter 2001 oil and gas sales of $5,045,000 represented a 27% decline in sales as compared to the same period in 2000. The tables below summarize production, prices and revenue in the periods under discussion.
	Nine Months Ended			Three Months Ended
	September 30,			September 30,
	------------------------------------------------------			-------------------------------------------------------
			Increase /			Increase /
	2001	2000	(Decrease)	2001	2000	(Decrease)

Barrels of Oil Produced	227,224	222,192	5,032	83,120	78,694	4,426
Average Price Received	$26.2287	$27.8796	$(1.6510)	$25.0576	$29.5341	$(4.4765)
	---------------	---------------	--------------	---------------	---------------	--------------
Oil Revenue	$5,960,000	$6,195,000	$(235,000)	$2,083,000	$2,324,000	$(241,000)
	---------------	---------------	--------------	---------------	---------------	--------------
Mcf of Gas Produced	2,731,406	2,897,690	(166,284)	941,139	1,147,908	(206,769)
Average Price Received	$4.7025	$3.3739	$1.3286	$3.1471	$3.9791	$(0.8320)
	---------------	---------------	--------------	---------------	---------------	--------------
Gas Revenue	$12,845,000	$9,776,000	$3,069,000	$2,962,000	$4,568,000	$(1,606,000)
	---------------	---------------	--------------	---------------	---------------	--------------
Total Oil & Gas Revenue	$18,805,000	$15,971,000	$2,834,000	$5,045,000	$6,892,000	$(1,847,000)
	=========	=========	=========	=========	=========	=========

Changes in production are due to the normal decline curves of properties offset by increased production from properties developed during 2000 and 2001, and from a full period of production from properties purchased during 2000. The properties with the most significant production increases are summarized below:

  The Cadiz prospect contributed 280,000 Mcf of gas and 2,400 barrels of oil in the first nine months of 2001 as compared to 82,000 Mcf and no oil in the first nine months of 2000. In 2000, the Company drilled three successful wells on this property, the most recent of which came on line in July 2001.

  The East Wakita prospect contributed 186,000 Mcf of gas and 200 barrels of oil in the first nine months of 2001, as compared to 75,000 Mcf of gas and no oil in 2000. The Company has drilled three successful wells on this property, the most recent of which began production in July 2001. Further development of this property, which is located in Grant County, Oklahoma, is planned in the future.

  Seven wells located in Upton County, Texas, which were purchased during the second half of 2000, contributed 43,000 Mcf of gas and 8,700 barrels of oil in the first nine months of 2001, as compared to 6,000 Mcf and 2,300 barrels of oil in 2000.

  Six wells located in Garvin County, Oklahoma, which were purchased in the second half of 2000, contributed 6,900 barrels of oil in the first nine months of 2001, as compared to 1,200 barrels in 2000.

District operating income increased by $3,036,000, or 30%, between the first nine months of 2001 and the first nine months of 2000, and by $884,000, or 24%, in the third quarter of 2001 as compared to the same period in 2000. Both increases reflect the Company's investment in field servicing equipment, discussed above, and its efforts to increase the amount of field service work it performs on wells not operated by the Company, particularly through expanding its operations in the Midland, Texas area.

Administrative revenue for the first nine months of 2001 declined by 2% to $1,172,000, and by 6% to $384,000 in the three months ended September 30, 2001 as compared to that period in the previous year. Amounts received in all periods from certain Partnerships are substantially less than the amounts allocable to those Partnerships under the Partnership agreements. The lower amounts reflect PEMC's continuing efforts to limit costs incurred and the amounts allocated to the Partnerships.

Lease operating expense for the first nine months of 2001 increased by 27% or $1,740,000 compared to the first nine months of 2000, and by 10% or $260,000 in the three months ended September 30, 2001 compared to the same period in the previous year. Approximately $750,000 of the nine month increase is attributable to properties purchased or developed in 2000 and 2001, with most of the remainder due to an increase in repair and fix-up work performed.

The Company is reimbursed for costs incurred related to the evaluation, acquisition and development of properties in which interests are owned by its joint venture partners, related partnerships, and trusts. To the extent that these costs are expended at the district level, the reimbursements reduce total district operating expenses. To the extent such expenses are incurred by PEMC, such reimbursements reduce total general and administrative expenses. Such reimbursements totaled approximately $303,000 in the first nine months of 2001 as compared to $800,000 for the same period in 2000, and totaled $128,000 for the three months ended September 30, 2001, as compared to $300,000 for the same period in the prior year. These declines reflect a greater emphasis by the Company on the development and expansion of its field service businesses as opposed to the acquisition and development of oil and gas properties for other entities.

District operating expense increased by $1,645,000, or 20%, in the first nine months of 2001 as compared to the same period in 2000, and by $576,000 or 20% in third quarter of 2001 as compared to the third quarter of 2000. Both increases reflect the Company's continuing investment in field servicing equipment and efforts to expand field service businesses.

Depreciation and depletion of oil and gas properties decreased by 3% or $112,000 for the nine months ended September 30, 2001 as compared to the same period in the previous year, and by 16% or $278,000 for the third quarter of 2001 as compared to that period last year. These decreases are primarily due to decreases in oil and gas production, as discussed above.

General and administrative expenses increased 14% to $3,251,000 in the first nine months of 2001 as compared to the same period in the previous year, and by 10% to $929,000 in the three months ended September 30, 2001 as compared to the same period last year. The significant declines in cost reimbursement, previously discussed, contributed to these increases.

Exploration costs were $439,000 in the first nine months of 2001 as compared to $129,000 during the same period in 2000. The costs in 2001 consist primarily of the cost of three dry holes drilled during the year, including $175,000 recognized in the third quarter relating to a dry hole drilled in Zavala County, Texas.

Interest expense of $729,000 for the first nine months of 2001 represents a decrease of 37% from the same period in the previous year, and interest expense of $203,000 for the third quarter of 2001 represents a 48% decrease from the previous year. Both of these decreases are due to a combination of lower rates and smaller average balances.

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

Tax expense increased to $1,914,000 for the first nine months of 2001 as compared to $565,000 in 2000. Year 2000 tax expense was significantly reduced by the use of net operating loss and other tax carryforwards which had previously been fully reserved against. The 2001 expense includes an increase of $1,682,000 in deferred tax liability, a non-cash item.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk sensitive instrument at September 30, 2001 is a revolving line of credit from a bank. The interest rate on this debt is sensitive to market fluctuations; however, we do not believe that significant fluctuations in the market rate of interest have a material effect on our consolidated financial position, results of operations, or cash flow from operations.

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

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the period covered in this report.

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS AND REPORTS ON FORM 8K

No reports on form 8K were filed by the Company during the nine months ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PrimeEnergy Corporation
(Registrant)

November 13, 2001	/s/ Charles E. Drimal, Jr.
(Date)	------------------------------
Charles E. Drimal, Jr.
President
Principal Executive Officer

November 13, 2001	/s/ Beverly A. Cummings
(Date)	-------------------------------
Beverly A. Cummings
Executive Vice President
Principal Financial and Accounting Officer