Form 10-K
period 2001-12-31
PRIMEENERGY CORP
filed 2002-04-01
CIK 56868

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K
(Mark One)
[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

                                                                  Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The Registrant's revenues for its most recent fiscal year were $42,408,000.

     The aggregate market value of the voting stock of the Registrant held by non-affiliates, computed on the average bid and asked prices of such stock in the over-the-counter market, as of March 25, 2002, was $6,816,007.

     The number of shares outstanding of each class of the Registrant's Common Stock as of March 25, 2002 was: Common Stock, $0.10 par value, 3,763,151.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's proxy statement to be furnished to stockholders in connection with its Annual Meeting of Stockholders to be held in June, 2002, are incorporated by reference in Part III hereof.

     Transitional Small business Disclosure Format (check one)   Yes     No  X
                                                                     ---    ---

                             PRIMEENERGY CORPORATION

                             FORM 10-K ANNUAL REPORT
                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 2001

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

         The Company is engaged generally in the oil and gas business through the acquisition, exploration, development, and production of crude oil and natural gas. The Company's properties are located primarily in Texas, Oklahoma, West Virginia and Louisiana. The Company's wholly-owned subsidiary, PrimeEnergy Management Corporation ("PEMC"), acts as the managing general partner in 45 oil and gas limited partnerships (the "Partnerships") of which four are publicly held, and acts as the managing trustee of two asset and income business trusts ("the Trusts"). The Company, through its wholly-owned subsidiaries Prime Operating Company, Southwest Oilfield Construction Company, Eastern Oil Well Service Company and EOWS Midland Company, acts as operator and provides well servicing support operations for many of the oil and gas wells in which the Partnerships, the Trusts and the Company have an interest, and also for third parties, primarily in Texas, Oklahoma and West Virginia. The Company is also active in the acquisition of producing oil and gas properties through joint ventures with industry partners and private investors.

THE PARTNERSHIPS AND TRUSTS

         A substantial portion of the assets and revenues of PEMC are derived from the interest of PEMC in the oil and gas properties acquired by the Partnerships and Trusts. As the managing general partner in each of the Partnerships and managing trustee of the Trusts, PEMC receives approximately from 5% to 15% of the net revenues of each Partnership and Trust as a carried interest in the Partnership's and Trust's properties. The Company has also repurchased substantial limited partner interests in these entities.

         Since 1975, PEMC has sponsored a total of 59 limited partnerships, 22 of which were offered publicly and 37 of which were offered in private placements and two Delaware business trusts, both of which were offered publicly. The aggregate number of limited partners in the Partnerships and beneficial owners of the Trusts now administered by PEMC is approximately 4,800. The Partnership and Trust interests were sold by broker-dealers which are members of the National Association of Securities Dealers, Inc. through a managing dealer. The total funds contributed to the Partnerships and Trusts was about $157,550,000.

         A significant portion of the Company's business is conducted through the Partnerships and Trusts, either through its ownership of interests in various properties derived through the Partnerships and Trusts, or as operator of, and a provider of oilfield services to, oil and gas wells in which the Partnerships and Trusts have interests.

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

JOINT VENTURES

         PEMC organizes and the Company participates in various joint ventures formed for the purpose of acquiring and developing oil and gas assets. The Company receives varying interests in the net revenues of each joint venture as a carried interest in the joint venture properties. The Company's participation in the joint ventures varies from none to approximately 78%. The Company's carried interest is generally 10% of funds contributed by outside investors. Since 1987, our joint venture partners have invested $27.6 million with the Company.

WELL OPERATIONS

         The Company's operations are conducted through a central office in Houston, Texas, and district offices in Houston and Midland, Texas, Oklahoma City, Oklahoma, and Charleston, West Virginia. The Company currently operates 1,550 oil and gas wells, 411 through the Houston office, 181 through the Midland office, 463 through the Oklahoma City office and 495 through the Charleston, West Virginia office. Substantially all of the wells operated by the Company are wells in which the Company, the Partnerships, the Trusts or our joint venture partners have an interest.

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

EXPLORATION, DEVELOPMENT AND ACQUISITION ACTIVITIES; OTHER MATTERS

         The Company continues to explore opportunities for the acquisition and development of producing oil and gas properties, and will continue to engage in exploratory operations and development drilling of properties in which it has an interest. The Company attempts to assume the position of operator in all acquisitions of producing properties.

RECENT ACTIVITIES

         The Company participated in, and was operator of, four wells drilled on the East Wakita prospect in Oklahoma during 2001. Three of these wells were successfully completed, while 1 was a dry hole. Two additional wells were successfully completed on the prospect in the first quarter of 2002.

         The Company participated in, and was the operator of, two wells drilled on the DSR prospect in Oklahoma during 2001. One of these wells was successfully completed and one has been temporarily abandoned pending further evaluation.

         The Company participated in, and was the operator of, two wells that were successfully completed in the Weatherby field in Reagan County, Texas.

         The Company successfully completed eleven wells in Upton County, Texas during 2001.

         The Company participated in, and was the operator of, a successfully completed well on the Cadiz prospect in Bee County, Texas in March of 2001.

         In March of 2001, the Company successfully reentered and recompleted a well in the Tuleta East field in Bee County, Texas.

         The Company is committed to offer to repurchase the interests of the limited partners and trust unitholders in certain of the Partnerships, as described more fully in Note 7 of the Financial Statements. During 2001, the Company purchased such interests in an amount totaling $545,000.

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


      Texon Distributing L.P.          19.70%
      Unimark LLC                      13.79%

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

EMPLOYEES

         At March 25, 2002, the Company had 196 full-time and 11 part-time employees, 19 of whom were employed by the Company at its principal offices in Stamford, Connecticut, 23 in Houston, Texas, at the offices of Prime Operating Company, Eastern Oil Well Service Company and EOWS Midland Company and 165 employees who were primarily involved in the district operations of the Company in Houston and Midland, Texas, Oklahoma City, Oklahoma and Charleston, West Virginia.

ITEM 2. DESCRIPTION OF PROPERTY.

         The Company's executive offices and those of PEMC, are located at One Landmark Square, Stamford, Connecticut, in leased premises of about 8,860 square feet. The executive offices of Prime Operating Company, Eastern Oil Well Service Company and EOWS Midland Company are located in leased premises in Houston, Texas, and the offices of Southwest Oilfield Construction Company are in Oklahoma City, Oklahoma.

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

         The following table sets forth the exploratory and development drilling experience with respect to wells in which the Company participated during the five years ended December 31, 2001.



                       2001                2000                1999                1998                1997
                       ----                ----                ----                ----                ----
                 Gross      Net      Gross      Net      Gross      Net      Gross      Net      Gross      Net
                 -----     -----     -----     -----     -----     -----     -----     -----     -----     -----
Exploratory:
    Oil              1     1.000        --        --         1      .300         1      .468        --        --
    Gas              1      .602         3     1.279         1      .683         2      .387         2        .8
    Dry             --        --         2      .276         2      .510         2      .686         2      .509
Development:
    Oil              1      .500        --        --        --        --         1      .145         5      .796
    Gas              7     4.926         7     4.134         2      .015         5      .316         5     2.037
    Dry              2     1.585        --        --         2      .745        --        --         3     1.030
Total:
    Oil              2     1.500        --        --         1      .300         2      .613         5      .796
    Gas              8     5.528        10     5.413         3      .698         7      .703         7     2.837
    Dry              2     1.585         2      .276         4     1.255         2      .686         5     1.539
                   ---     -----       ---     -----       ---     -----       ---     -----       ---     -----
                    12     8.613        12     5.689         8     2.253        11     2.002        17     5.172
                   ===     =====       ===     =====       ===     =====       ===     =====       ===     =====

OIL AND GAS PRODUCTION

         As of December 31, 2001, the Company had ownership interests in the following numbers of gross and net producing oil and gas wells and gross and net producing acres (1).

                                                     Gross           Net
                                                    -------        ------
         Producing wells(1):
              Oil Wells .....................           893        212.43
              Gas Wells .....................         1,139        249.28
         Producing Acres ....................       252,292        61,009

(1) A gross well or gross acre is a well or an acre in which a working interest is owned. A net well or net is the sum of the fractional revenue interests owned in gross wells or gross acres. Wells are classified by their primary product. Some wells produce both oil and gas.

         The following table shows the Company's net production of crude oil and natural gas for each of the five years ended December 31, 2001. "Net" production is net after royalty interests of others are deducted and is determined by multiplying the gross production volume of properties in which the Company has an interest by percentage of the leasehold, mineral or royalty interest owned by the Company.


                            2001         2000           1999         1998          1997
                         ---------     ---------      --------     ---------     ---------
Oil (barrels) ......       306,000       298,000       264,000       277,000       277,000
Gas (Mcf) ..........     3,764,000     3,930,000      3289,000     3,621,000     3,901,000

         The following table sets forth the Company's average sales price per barrel of crude oil and average sales prices per one thousand cubic feet ("Mcf") of gas, together with the Company's average production costs per unit of production for the five years ended December 31, 2001.


                                               2001       2000       1999       1998       1997
                                              ------      -----      -----      -----      -----
Average sales price
   per barrel ...........................     $24.92      28.34      15.71      12.39      19.35
Average sales price
   Per Mcf ..............................     $ 4.08       3.76       2.32       2.19       2.57
Average production
  costs per net equivalent
  barrel(1) .............................     $11.88       9.57       7.76       7.60       7.59

----------

(1) Net equivalent barrels are computed at a rate of 6 Mcf per barrel.

UNDEVELOPED ACREAGE

         The following table sets forth the approximate gross and net undeveloped acreage in which the Company has leasehold, mineral and royalty interests as of December 31, 2001. "Undeveloped acreage" is that acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves.



                                Leasehold                   Mineral                    Royalty
                                Interests                  Interests                  Interests
                        ------------------------     ----------------------     ----------------------
                         Gross             Net        Gross           Net        Gross           Net
      State              Acres            Acres       Acres          Acres       Acres          Acres
      -----             -------          -------     -------        -------     -------        -------
Colorado                     --               --         799             23          --             --
Montana                      --               --      13,984             59         786              5
Nebraska                     --               --       2,553            331          --             --
North Dakota                 --               --         640              1          --             --
Oklahoma                 22,935            6,477         320              1          --             --
Texas                    15,014            4,925         680             16          --             --
Wyoming                   1,000              125        5043             35         140             35
                        -------          -------     -------        -------     -------        -------
TOTAL                    38,949           11,527      24,019            466         926             40
                        =======          =======     =======        =======     =======        =======

RESERVES

         The Company's interests in proved developed and undeveloped oil and gas properties have been evaluated by Ryder Scott & Company L.P. for the years ended December 31, 1997, 1998, 1999, 2000 and 2001. All of the Company's reserves are located within the continental United States. The following table summarizes the Company's oil and gas reserves at each of the respective dates (figures rounded):



                                Reserve Category
            -------------------------------------------------------
                 Proved Developed             Proved Undeveloped                  Total
            -------------------------     -------------------------     -------------------------
 As of          Oil           Gas           Oil             Gas           Oil              Gas
 12-31         (bbls)        (Mcf)         (bbls)          (Mcf)         (bbls)           (Mcf)
-------     ----------     ----------     ----------     ----------     ----------     ----------
 1997       1,364,000      16,661,000        77,000            --       1,441,000      16,661,000
 1998       1,122,000      17,341,000        78,000            --       1,200,000      17,341,000
 1999       2,110,000      22,046,000            --       156,000       2,110,000      22,202,000
 2000       2,362,000      27,029,000            --            --       2,362,000      27,029,000
 2001       1,996,000      24,266,000            --       453,000       1,996,000      24,719,000

         The estimated future net revenue (using current prices and costs as of those dates, exclusive of income taxes) and the present value of future net revenue (at a 10% discount for estimated timing of cash flow) for the Company's proved developed and proved undeveloped oil and gas reserves at the end of each of the five years ended December 31, 2001, are summarized as follows (figures rounded):



                   Proved Developed                 Proved Undeveloped                      Total
            ------------------------------      ---------------------------      -----------------------------
                             Present Value                    Present Value                      Present Value
 As of        Future Net       Of Future        Future Net       Of Future       Future Net        Of Future
 12-31         Revenue        Net Revenue        Revenue        Net Revenue       Revenue         Net Revenue
-------     ------------     -------------      ----------    -------------      -----------     -------------
 1997       $ 30,056,000       21,306,000          833,000          531,000       30,889,000       21,837,000
 1998       $ 20,839,000       13,444,000          359,000          212,000       21,198,000       13,656,000
 1999       $ 41,103,000       26,057,000          258,000          151,000       41,361,000       26,208,000
 2000       $199,376,000      113,137,000               --               --      199,376,000      113,137,000
 2001       $ 41,086,000       24,653,000          957,000          629,000       42,043,000       25,282,000

         "Proved developed" oil and gas reserves are reserves that can be expected to be recovered from existing wells with existing equipment and operating methods. "Proved undeveloped" oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

         In accordance with FASB Statement No. 69, December 31 market prices are determined using the daily oil price or daily gas sales price ("spot price") adjusted for oilfield or gas gathering hub and wellhead price differentials (e.g. grade, transportation, gravity, sulfur, and BS&W) as appropriate. Also in accordance with SEC and FASB specifications, changes in market prices subsequent to December 31 are not considered. The spot price for gas at December 31, 2001 and 2000 were $2.63 and $9.23 per MMBTU, respectively. The range of spot prices during the year 2001 was a low of $1.77 and a high of $10.29 and the average was $3.94. The range during the first quarter of 2002 has been from $2.01 to $3.58 with an average of $2.50. The recent futures market prices have been in the $3.00 to $3.50 range. While it may reasonably be anticipated that the prices received by the Company for the sale of its production may be higher or lower than the prices used in this evaluation, as described above, and the operating costs relating to such production may also increase or decrease from existing levels, such possible changes in prices and costs were, in accordance with rules adopted by the SEC, omitted from consideration in making this evaluation for the SEC case. Actual volumes produced, prices received and costs incurred by the Company may vary significantly from the SEC case.

         Since January 1, 2002, the Company has not filed any estimates of its oil and gas reserves with, nor were any such estimates included in any reports to, any federal authority or agency, other than the Securities and Exchange Commission, except Form EIA-23, Annual Survey of Domestic Oil and Gas Reserves, filed with The Energy Information Administration of the U.S. Department of Energy.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         No matters were submitted during the fourth quarter of the fiscal year ended December 31, 2001, to a vote of the Company's security-holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is traded in the NASDAQ Stock Market, trading symbol "PNRG". The high and low bid quotations for each quarterly period during the two years ended December 31, 2001, were as follows:


    2000               High         Low           2001                    High        Low
-------------         -------     -------     -------------             -------     -------
First Quarter         $  4.91     $  4.83     First Quarter             $  6.56     $  6.49
Second Quarter           4.56        4.40     Second Quarter               8.11        7.75
Third Quarter            5.84        5.78     Third Quarter                8.47        8.30
Fourth Quarter           7.38        7.23     Fourth Quarter               8.00        7.95

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

         The approximate number of record holders of the Company's Common Stock as of March 25, 2002 was 1,051.

         No dividends have been declared or paid during the past two years on the Company's Common Stock. Provisions of the Company's line of credit agreement restrict the Company's ability to pay dividends. Such dividends may be declared out of funds legally available therefore, when and as declared by the Company's Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

         The following table summarizes certain selected financial data to highlight significant trends in the Company's financial condition and results of operations for the periods indicated. The selected financial data should be read in conjunction with the Financial Statements and related notes included elsewhere in this Report.


                                           2001             2000            1999             1998              1997
                                        -----------      ----------      ----------       ----------       ----------
Revenues                                $42,408,000      39,182,000      25,520,000       24,795,000       28,725,000
Income (loss) from operations           $ 6,968,000       6,148,000      (2,116,000)      (2,061,000)         842,000
Net Income (loss)                       $ 5,413,000       5,365,000      (2,138,000)      (1,692,000)       1,024,000
Income (loss) per common share          $      1.39            1.26           (0.48)           (0.38)            0.19
Net Cash provided by operations         $12,313,000      11,498,000       7,677,000        6,846,000        8,773,000
Total Assets                            $35,816,000      35,094,000      30,475,000       28,611,000       34,668,000
Long-term obligations                   $16,958,000      18,213,000      19,217,000       16,505,000       18,865,000
Cash Dividends                                 None            None            None             None             None

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         This discussion should be read in conjunction with the financial statements of the Company and notes thereto. The Company's subsidiaries are defined in Note 1 of the financial statements. PEMC is the managing general partner or managing trustee in several Limited Partnerships and Trusts (collectively, the "Partnerships").

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operations was $12,313,000 in 2001, $11,498,000 in 2000, and $7,677,000 in 1999.

        The Company has been party to a series of credit agreements with its primary lender or its predecessors since 1983. The current agreement, entered into in April, 1995, provides for borrowings under a Master Note. Advances under the agreement, as amended, are limited to the borrowing base as defined in the agreement. The borrowing base is re-determined by the lender on a semi-annual basis. Since the beginning of 1999, the borrowing base has ranged from $20 million to $23.7 million. The credit agreement provides for interest on outstanding borrowings at the bank's base rate, as defined, payable monthly, or at rates ranging from 1 1/2% to 2% over the London Inter-Bank Offered Rate (LIBO rate) depending upon the Company's utilization of the available line of credit, payable at the end of the applicable interest period.

         The average interest rates paid on outstanding borrowings subject to interest at the bank's base rate during 2001 and 2000 were 6.92% and 9.46%, respectively. During the same periods, the average rates paid on outstanding borrowings bearing interest based upon the LIBO rate were 5.98% and 8.46%. As of December 31, 2001 and 2000, the total outstanding borrowings were $16,950,000 and $17,200,000, respectively, with an additional $6,050,000 and $1,750,000 available, and $14,950,000 and $13,500,000 of the amounts outstanding accruing interest at the LIBO rate option.

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

         The Company spent approximately $1,386,000 developing the East Wakita field during 2001. Three successful wells were drilled on this property in 2001, and two more successful wells were drilled in the first quarter of 2002. Further development of this prospect is planned for the future.

         The Company spent $1,100,000 developing the DSR prospect in Garvin County, Oklahoma. First sales from this field occurred in January, 2002. Additional development of this field is planned for 2002.

         In total, the Company spent $6,650,000 on the acquisition and development of oil and gas properties during 2001, including $545,000 spent to repurchase limited partnership interests from investors in its oil and gas partnerships.

         The Company spent $2,054,000 on field service equipment during 2001, and an additional $108,000 on computers, software and related equipment. The Company spent $3,156,000 to repurchase shares of its treasury stock in 2001. As of the date of this report, the Company had spent an additional $182,000 on treasury stock purchases in 2002.

         It is the goal of the Company to increase its oil and gas reserves and production through the acquisition and development of oil and gas properties. The Company also continues to explore and consider opportunities to further expand its oilfield servicing revenues through additional investment in field service equipment. However, the majority of the Company's capital spending is discretionary, and the ultimate level of expenditures will be dependent on the Company's assessment of the oil and gas business environment, the number and quality of oil and gas prospects available, the market for oilfield services, and oil and gas business opportunities in general.

RESULTS OF OPERATIONS:

         2001 AS COMPARED TO 2000

         The Company had net income of $5,413,000 in 2001, as compared to $5,365,000 in 2000. Oil and gas production and revenue remained flat, and district operating income increased by 26% to $17,082,000, contributing to an 8% increase in overall revenues to $42,408,000.

         Oil and gas sales were $22,998,000 in 2001 as compared to $23,223,000 in 2000, a drop of less than 1%. A chart summarizing oil and gas production and revenue, including the Company's share of production and revenue from the Partnerships, follows.


                                         2001           2000       Increase (Decrease)
                                     -----------     -----------   -------------------
         Barrels of Oil Produced         306,016         297,562           8,454
         Average Price Received      $   24.9199     $   28.3354     $   (3.4155)
                                     -----------     -----------

         Oil Revenue                 $ 7,626,000     $ 8,432,000     $  (806,000)
                                     -----------     -----------

         Mcf of Gas Produced           3,763,605       3,929,532        (165,927)
         Average Price Received      $    4.0843     $    3.7641     $    0.3202
                                     -----------     -----------

         Gas Revenue                 $15,372,000     $14,791,000     $   581,000
                                     -----------     -----------

         Total Oil & Gas Revenue     $22,998,000     $23,223,000     $  (225,000)
                                     ===========     ===========

         The Company completed a successful well on its Cadiz field in Bee County, Texas during 2001. Two successful wells had been completed on this prospect in 2000. These three wells contributed 3,400 barrels of oil, 380,000 Mcf of gas and $1,624,000 in revenue in 2001, as compared to 1,200 barrels, 168,000 Mcf of gas and $853,000 in 2000. No further drilling is currently planned for this prospect.

         The Company spent $1,386,000 developing the East Wakita field in Oklahoma during 2001, including the drilling of three successful gas wells. Two additional successful wells were drilled on this prospect in the first quarter of 2002, and additional development is planned for the future. This prospect contributed $915,000 to oil and gas revenues in 2001.

         The Francis Martin well experienced a natural decline in gas and oil production and increase in water production as well as shut-ins for mechanical work during 2001. This well contributed 2,000 barrels of oil, 115,000 Mcf of gas and $654,000 in revenue in 2001, as compared to 6,000 barrels, 371,000 Mcf and $1,654,000 in 2000.

         District operating income increased 26% to $17,082,000 in 2001 as compared to $13,585,000 in 2000. This increase reflects the utilization of the over $2,000,000 in field service equipment the Company purchased during the year, and its focus on expanding the amount of work performed for third parties on wells not operated by the Company. This increase also reflects full administrative overhead charges on marginal properties where the Company had previously discounted such fees.

         Lease operating expenses increased by 22% to $11,083,000 in 2001 as compared to $9,114,000 in 2000. Approximately $874,000 of this amount is attributable to properties purchased or developed during 2000 or 2001. The remainder of the difference is primarily attributable to an increase in repair and fix-up work performed, and a decrease in discounts received in administrative overhead due to the strong price environment in 2001.

         Administrative revenue, which represents the reimbursement of general and administrative overhead expended on behalf of the Partnerships and the Company's joint venture partners decreased by 7% to $1,535,000 in 2001 as compared to $1,655,000 in 2000. In both years, amounts received from certain of the Partnerships were substantially less than the amounts allocable to these Partnerships under the partnership agreements. The lower amounts reflect PEMC's continuing efforts to reduce costs, both incurred and allocated to the Partnerships.

         Reporting and management fees are earned from providing the accounting and reporting functions for certain of the Partnerships.

         The Company receives reimbursement for costs incurred related to the evaluation and acquisition of properties on behalf of the Partnerships and other joint venture partners. To the extent that these property acquisition costs are expended at the district level, the reimbursements are recorded as a reduction of total district operating expenses. When expenses are incurred at the corporate headquarters level, such reimbursements are recorded as a reduction of total general and administrative expenses. During 2001 and 2000, the Company's total reimbursements for property acquisition costs were approximately $558,000 and $1,100,000, respectively.

         General and administrative expenses increased 7% to $4,310,000 in 2001 as compared to $4,033,000 in 2000. This increase reflects the change in cost reimbursement offset by savings related to overhead efficiencies.

         Depreciation and depletion of oil and gas properties decreased by 11% to $4,522,000 in 2001 as compared to $5,060,000 in 2000, while impairments increased to $753,000 in 2001 as compared to $295,000 in 2000. Total depletion and impairment expense in 2001 was $5,275,000 in 2001 as compared to $5,355,000 in 2000, a decline of approximately 1%.

         Exploration costs of $509,000 in 2001 consist primarily of the cost of three dry holes drilled in 2001. Exploration costs of $1,797,000 in 2000 consisted primarily of dry hole costs relating to the drilling of two offshore wells in the fourth quarter of that year.

         Interest expense decreased by 40% to $895,000 in 2001 as compared to $1,500,000 in 2000 due to a combination of lower interest rates and lower average outstanding debt. The average interest rates paid on outstanding borrowings subject to interest at the bank's base rate during 2001 and 2000 were 6.92% and 9.46%, respectively. During the same periods, the average rates paid on outstanding borrowings bearing interest based upon the LIBO rate were 5.98% and 8.46%. As of December 31, 2001 and 2000, the total outstanding borrowings were $16,950,000 and $17,200,000, respectively, with an additional $6,050,000 and $1,750,000 available, and $14,950,000 and $13,500,000 of the amounts outstanding accruing interest at the LIBO rate option.

         Income tax expense increased by 112% to $1,721,000 in 2001 as compared to $811,000 in 2000. The effective rate was 24% in 2001 as compared to 13% in 2000. In both 1998 and 1999, the Company had large federal net operating losses. The value of these loss carryforwards was fully reserved against due to the uncertainty as to whether the Company would have future net income against which these losses could be offset. The use of these previously reserved against carryforwards were the primary reason for the low effective rate in 2000.

         Current tax expense in 2001 was $38,000, with the remainder of expense being attributable to an increase in the Company's deferred tax liability. The Company generates approximately $350,000 of federal tax credits under Internal Revenue Code Section 29 for producing fuel from a non-conventional source. These credits, which significantly lower current tax expense, are scheduled to expire after 2002. Another contributing factor to the extremely low current expense is that the Company is allowed to deduct currently for income tax purposes intangible drilling costs which are capitalized for financial reporting purposes. The Company had over $5,000,000 in such costs during 2001. The amount of intangible drilling costs which will be incurred in future years will depend on many factors and cannot be reliably predicted.

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

                                         2000           1999          Increase
                                     -----------     -----------     -----------
         Barrels of Oil Produced         297,562         263,980          33,582
         Average Price Received      $   28.3354     $   15.7111     $   12.6243
                                     -----------     -----------

         Oil Revenue                 $ 8,432,000     $ 4,147,000     $ 4,285,000
                                     -----------     -----------

         Mcf of Gas Produced           3,929,532       3,289,463         640,069
         Average Price Received      $    3.7641     $    2.3153     $    1.4488
                                     -----------     -----------

         Gas Revenue                 $14,791,000     $ 7,616,000     $ 7,175,000
                                     -----------     -----------

         Total Oil & Gas Revenue     $23,223,000     $11,763,000     $11,460,000
                                     ===========     ===========

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

         District operating income increased by 19% to $13,585,000 in 2000 as compared to $11,407,000 in 1999. This increase reflects the utilization of field service equipment purchased during the year, and the Company's continued focus on expanding its field service operations, particularly the amount of work performed on wells operated by third parties. The Company spent $1,582,000 to purchase equipment used in its field service operations in 2000.

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

         General and administrative expenses increased 28% to $4,033,000 in 2000 as compared to $3,149,000 in 1999. The change in cost reimbursement, previously discussed, and increased compensation costs contributed to this increase. Compensation and benefit costs increased due to nonrecurring employee benefit costs related to the resignation of a company employee and generally higher compensation costs attributable to the expansion of the Company's operating activities.

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


ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company is exposed to interest rate risk on its line of credit, which has variable rates based upon the lenders base rate, as defined, and the London Inter-Bank Offered rate. Based on the balance outstanding at December 31, 2001, a hypothetical 2% increase in the applicable interest rates would increase interest expense by approximately $339,000.

         Oil and gas prices have historically been extremely volatile, and have been particularly so in recent years. The Company did not enter into significant hedging transactions during 2001, and had no open hedging transactions at December 31, 2001. Declines in domestic oil and gas prices could have a material adverse effect on the Company's revenues, operating results and the estimates of economically recoverable reserves and the net revenue therefrom.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Included on pages F-1 through F-26 of this Report. The Index to Financial Statements is at page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information relating to the Company's Directors, nominees for Directors and executive officers is included in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held in June, 2002, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2001, and which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

         Information relating to executive compensation is included in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held in June, 2002, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2001, and which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information relating to security ownership of certain beneficial owners and management is included in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held in June, 2002, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2001, and which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information relating to certain transactions by Directors and executive officers of the Company is included in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held in June, 2002, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2001, and which is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)            Exhibits:

         No.
         ---
         3.1 Restated Certificate of Incorporation of PrimeEnergy Corporation. (Incorporated herein by reference to Exhibit 3.1 of PrimeEnergy Corporation Form 10-KSB for the year ended December 31, 1999)

         3.2 Bylaws of PrimeEnergy Corporation. (Incorporated herein by reference to Exhibit 3.2 of PrimeEnergy Corporation Form 10-KSB for the year ended December 31, 1999)

         10.1 PrimeEnergy Corporation 1983 Incentive Stock Option Plan (Incorporated herein by reference to Exhibit 10.1 of PrimeEnergy Corporation Form 10-KSB for the year ended December 31, 1994)(1)

         10.3 Massachusetts Mutual Flexinvest 401(k) Plan as amended and restated. (Incorporated herein by reference to Exhibit 10.3 of PrimeEnergy Corporation Form 10-KSB for the year ended December 31, 1994)(1)

         10.7 Credit Agreement dated April 26, 1995, between PrimeEnergy Corporation, PrimeEnergy Management Corporation and Bank One, Texas, National Association. (Incorporated herein by reference to Exhibit 10.7 to PrimeEnergy Corporation Form 8-K dated April 26, 1995)

         10.7.1 First Amendment to Credit Agreement Among PrimeEnergy Corporation and PrimeEnergy Management Corporation, as Borrowers, Bank One, Texas, National Association, as Agent, and the Lenders Signatory Hereto, effective as of October 6, 1995. (Incorporated herein by reference to Exhibit 10.7.1 to PrimeEnergy Corporation Form 10-KSB for the year ended December 31, 1995)

         10.7.2 Second Amendment to Credit Agreement Among PrimeEnergy Corporation and PrimeEnergy Management Corporation, as Borrowers, Bank One, Texas, National Association, as Agent, and the Lenders Signatory Hereto, effective as of February 6, 1997. (Incorporated by reference to Exhibit
                        10.7.2 of PrimeEnergy Corporation Form 10-KSB for the year ended December 31, 1996)

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

         23 Consent of Ryder Scott & Company L.P. Company. (filed herewith)

----------

(1) Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.

       (a)  Reports on Form 8-K:

            None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2002.

                                        PrimeEnergy Corporation

                                        By: /s/ CHARLES E. DRIMAL, JR.
                                           ---------------------------
                                        Charles E. Drimal, Jr.
                                        President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 30th day of March, 2002.



/s/ CHARLES E. DRIMAL, JR.              Director and President;
--------------------------              The Principal Executive Officer
Charles E. Drimal, Jr.


/s/ BEVERLY A. CUMMINGS                 Director, Vice President and Treasurer;
--------------------------              The Principal Financial and Accounting Officer
Beverly A. Cummings


/s/ JAMES P. BOLDRICK                   Director                                /s/ CLINT HURT                  Director
--------------------------                                                      --------------------
James P. Boldrick                                                               Clint Hurt


/s/ SAMUEL R. CAMPBELL                  Director                                                                Director
--------------------------                                                      --------------------
Samuel R. Campbell                                                              Robert de Rothschild


                                        Director                                /s/ JARVIS K. SLADE             Director
--------------------------                                                      --------------------
James E. Clark                                                                  Jarvis Slade


/s/ MATTHIAS ECKENSTEIN                 Director                                /s/ JAN K. SMEETS               Director
--------------------------                                                      --------------------
Matthias Eckenstein                                                             Jan K. Smeets


/s/ H. GIFFORD FONG                     Director                                /s/ GAINES WEHRLE               Director
--------------------------                                                      --------------------
H. Gifford Fong                                                                 Gaines Wehrle

                                        Director                                                                Director
--------------------------                                                      --------------------
Thomas S.T. Gimbel                                                              Michael Wehrle

                          INDEX TO FINANCIAL STATEMENTS



Financial Statements (Included herein at pages F-1 through F-23):

Report of Independent Public Accountants                                                F-2

Financial Statements

    Consolidated Balance Sheets -- December 31, 2001 and 2000                           F-3

    Consolidated Statements of Operations -- for the years ended December 31,
    2001, 2000 and 1999                                                                 F-5

    Consolidated Statements of Stockholders' Equity -- for the years ended
    December 31, 2001, 2000 and 1999                                                    F-6

    Consolidated Statements of Cash Flows -- for the years ended December 31,
    2001, 2000 and 1999                                                                 F-7

    Notes to Consolidated Financial Statements                                          F-8

    Supplementary Information:                                                          F-20

        Capitalized Costs Relating to Oil and Gas Producing Activities
        December 31, 2001, 2000 and 1999                                                F-21

        Costs Incurred in Oil and Gas Property Acquisition, Exploration and
        Development Activities, years ended December 31, 2001, 2000 and 1999            F-21

        Standardized Measure of Discounted Future Net Cash Flows Relating
        to Proved Oil and Gas Reserves, years ended December 31, 2001, 2000 and
        1999                                                                            F-22

        Standardized Measure of Discounted Future Net Cash Flows and Changes
        Therein Relating to Proved Oil and Gas Reserves, years ended December 31,
        2001, 2000 and 1999                                                             F-23

        Reserve Quantity Information, years ended December 31, 2001, 2000 and 1999      F-24

        Results of Operations from Oil and Gas Producing Activities, years ended
        December 31, 2001, 2000 and 1999                                                F-25

        Notes to Supplementary Information                                              F-26

                         PUSTORINO, PUGLISI, & CO., LLP

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of PrimeEnergy Corporation:

We have audited the accompanying consolidated balance sheets of PrimeEnergy Corporation and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PrimeEnergy Corporation and Subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for the years ended December 31, 2001, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.

/s/ PUSTORINO, PUGLISI & CO., LLP
Pustorino, Puglisi & Co., LLP
New York, New York
March 29, 2002

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

             CONSOLIDATED BALANCE SHEETS, December 31, 2001 and 2000


                                                                2001              2000
                                                            ------------      ------------
ASSETS:

Current assets:
  Cash and cash equivalents                                 $     85,000      $    684,000
  Restricted cash and cash equivalents (Note 12)               1,174,000         1,128,000
  Accounts receivable, net (Note 3)                            3,798,000         5,663,000
  Due from related parties (less allowance for doubtful
    accounts of $800,000 in 2001 and 2000) (Note 11)           4,924,000         4,346,000
  Prepaid expenses                                                64,000           112,000
  Other current assets (Notes 4 and 9)                         1,006,000           134,000
  Deferred income taxes (Notes 1 and 9)                          274,000           155,000
                                                            ------------      ------------
      Total current assets                                    11,325,000        12,222,000
                                                            ------------      ------------

Property and equipment, at cost (Notes 1 and 2):
  Oil and gas properties (successful efforts method):
      Proved                                                  63,418,000        57,439,000
      Unproved                                                   286,000           159,000
  Furniture, fixtures and equipment including leasehold
      improvements                                             8,622,000         7,433,000
                                                            ------------      ------------
                                                              72,326,000        65,031,000
  Accumulated depreciation, depletion and amortization       (48,039,000)      (42,361,000)
                                                            ------------      ------------
      Net property and equipment                              24,287,000        22,670,000
                                                            ------------      ------------

Other assets                                                     204,000           202,000
                                                            ------------      ------------

      Total assets                                          $ 35,816,000      $ 35,094,000
                                                            ============      ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

             CONSOLIDATED BALANCE SHEETS, December 31, 2001 and 2000


                                                                        2001               2000
                                                                     ------------      ------------
LIABILITIES and STOCKHOLDERS' EQUITY:

Current liabilities:
  Accounts payable (Note 14)                                         $  5,788,000      $  6,828,000
  Current portion of other long-term obligations (Notes 6 and 7)          230,000           854,000
  Accrued liabilities:
    Payroll, Benefits, and Related Items                                1,157,000           934,000
    Taxes                                                                      --           455,000
    Interest and other                                                  1,023,000         1,058,000
  Due to related parties (Note 11)                                        983,000         1,265,000
                                                                     ------------      ------------
  Total current liabilities                                             9,181,000        11,394,000

Long-term bank debt (Note 5)                                           16,950,000        17,200,000
Other long-term obligations  (Note 6)                                       8,000         1,013,000
Deferred income taxes (Note 9)                                          2,314,000           511,000
                                                                     ------------      ------------

  Total liabilities                                                    28,453,000        30,118,000
                                                                     ------------      ------------

Stockholders' equity:
  Preferred stock, $.10 par value, authorized 5,000,000 shares;
    none issued                                                                --                --
  Common stock, $.10 par value, authorized 10,000,000 shares;
    issued  7,694,970 in 2001 and 7,607,970 in 2000                       769,000           761,000
  Paid in capital                                                      11,024,000        10,902,000
  Retained earnings                                                     7,919,000         2,506,000
                                                                     ------------      ------------
                                                                       19,712,000        14,169,000
  Treasury stock, at cost, 3,909,102 common shares in 2001
    and 3,488,942 in 2000                                             (12,349,000)       (9,193,000)
                                                                     ------------      ------------

  Total stockholders' equity                                            7,363,000         4,976,000
                                                                     ------------      ------------

  Total liabilities and equity                                       $ 35,816,000      $ 35,094,000
                                                                     ============      ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    PRIMEENERGY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS of OPERATIONS

              for the years ended December 31, 2001, 2000 and 1999


                                                                    2001             2000             1999
                                                                ------------     ------------     ------------
Revenue:
  Oil and gas sales                                             $ 22,998,000     $ 23,223,000     $ 11,763,000
  District operating income                                       17,082,000       13,585,000       11,407,000
  Administrative revenue (Note 11)                                 1,535,000        1,655,000        1,673,000
  Reporting and management fees (Note 11)                            297,000          321,000          319,000
  Interest income                                                    138,000          169,000          146,000
  Other income                                                       358,000          229,000          212,000
                                                                ------------     ------------     ------------
                                                                  42,408,000       39,182,000       25,520,000
                                                                ------------     ------------     ------------

Costs and expenses:
  Lease operating expense                                         11,083,000        9,114,000        6,305,000
  District operating expense                                      13,368,000       11,235,000        8,671,000
  Depreciation and depletion of
    oil and gas properties                                         4,522,000        5,060,000        4,581,000
  Impairment of oil and gas properties (Note 1)                      753,000          295,000        2,703,000
  General and administrative expense                               4,310,000        4,033,000        3,149,000
  Exploration costs                                                  509,000        1,797,000          869,000
  Interest expense (Note 5)                                          895,000        1,500,000        1,358,000
                                                                ------------     ------------     ------------
                                                                  35,440,000       33,034,000       27,636,000
                                                                ------------     ------------     ------------
  Income (loss) from operations                                    6,968,000        6,148,000       (2,116,000)

Other income:
Gain on sale and exchange of assets                                  166,000           28,000            8,000
                                                                ------------     ------------     ------------
  Income (loss) before provision for income taxes                  7,134,000        6,176,000       (2,108,000)

Provision for income taxes  (Notes 1 and 9)                        1,721,000          811,000           30,000
                                                                ------------     ------------     ------------
  Net income (loss)                                             $  5,413,000     $  5,365,000     $ (2,138,000)
                                                                ============     ============     ============

Basic net income (loss) per common share (Notes 1 and 15)       $       1.39     $       1.26     $      (0.48)
                                                                ============     ============     ============
Diluted net income (loss) per common share (Notes 1 and 15)     $       1.18     $       1.08     $      (0.48)
                                                                ============     ============     ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                 CONSOLIDATED STATEMENT of STOCKHOLDERS' EQUITY

              for the years ended December 31, 2001, 2000 and 1999


                                                                                Retained
                                                                Additional      Earnings
                                        Common Stock              Paid In     (Accumulated      Treasury
                                  Shares          Amount          Capital        Deficit)        Stock           Total
                               ------------    ------------    ------------   ------------    ------------    ------------
Balance at December 31, 1998      7,607,970    $    761,000    $ 10,902,000   $   (721,000)   $ (7,323,000)   $  3,619,000

Purchased 107,687 shares of
 common stock                                                                                     (547,000)       (547,000)

Net loss                                                                        (2,138,000)                     (2,138,000)
                               ------------    ------------    ------------   ------------    ------------    ------------
Balance at December 31, 1999      7,607,970    $    761,000    $ 10,902,000   $ (2,859,000)   $ (7,870,000)   $    934,000

Purchased 222,879 shares of
 common stock                                                                                   (1,323,000)     (1,323,000)

Net income                                                                       5,365,000                       5,365,000
                               ------------    ------------    ------------   ------------    ------------    ------------
Balance at December 31, 2000      7,607,970    $    761,000    $ 10,902,000   $  2,506,000    $ (9,193,000)   $  4,976,000

Exercised stock options              87,000           8,000         122,000                                        130,000

Purchased 420,160 shares of
 common stock                                                                                   (3,156,000)     (3,156,000)

Net income                                                                       5,413,000                       5,413,000
                               ------------    ------------    ------------   ------------    ------------    ------------
Balance at December 31, 2001      7,694,970    $    769,000    $ 11,024,000   $  7,919,000    $(12,349,000)   $  7,363,000
                               ============    ============    ============   ============    ============    ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                      CONSOLIDATED STATEMENTS of CASH FLOWS

              for the years ended December 31, 2001, 2000 and 1999

                                   ----------


                                                                        2001             2000              1999
                                                                    ------------      ------------      ------------
Cash flows from operating activities:
    Net income (loss)                                               $  5,413,000      $  5,365,000      $ (2,138,000)
    Adjustments to reconcile net loss to net cash provided
      by operating activities:
        Depreciation, depletion and amortization                       5,599,000         6,000,000         5,529,000
        Impairment of oil and gas properties                             753,000           295,000         2,703,000
        Dry hole and abandonment costs                                   496,000         1,787,000           818,000
        Gain on sale of properties                                      (166,000)          (28,000)           (8,000)
        Provision (benefit) of deferred income taxes                   1,684,000           356,000           (39,000)
    Changes in assets and liabilities:
          (Increase) decrease in accounts receivable                   1,865,000        (2,028,000)         (745,000)
          (Increase) decrease in due from related parties               (578,000)       (1,177,000)          108,000
          (Increase) decrease in other assets                           (874,000)           36,000           120,000
          (Increase) decrease in prepaid expenses                         48,000           (28,000)           (5,000)
          Increase (decrease) in accounts payable                     (1,086,000)         (346,000)          811,000
          Increase (decrease) in accrued liabilities                    (559,000)          944,000           311,000
          Increase (decrease) in due to related parties                 (282,000)          322,000           212,000
                                                                    ------------      ------------      ------------
            Net cash provided by operating activities                 12,313,000        11,498,000         7,677,000
                                                                    ------------      ------------      ------------

Cash flows from investing activities:
    Proceeds from sale of properties and equipment                       520,000            71,000            59,000
    Additions to property and equipment                               (8,527,000)      (11,632,000)       (9,308,000)
    Proceeds from payment on notes receivable                                 --           453,000            28,000
                                                                    ------------      ------------      ------------
            Net cash used in investing activities                     (8,007,000)      (11,108,000)       (9,221,000)
                                                                    ------------      ------------      ------------

Cash flows from financing activities:
    Purchase of stock for treasury                                    (3,156,000)       (1,323,000)         (547,000)
    Repayment of long-term bank debt and other long-term
      obligations                                                    (40,619,000)      (27,844,000)      (25,770,000)
    Increase in long-term bank debt and other long-term
      obligations                                                     38,740,000        27,690,000        28,465,000
    Proceeds from exercised stock options                                130,000                --                --
                                                                    ------------      ------------      ------------
            Net cash provided by (used in) financing activities       (4,905,000)       (1,477,000)        2,148,000
                                                                    ------------      ------------      ------------
            Net increase (decrease) in cash                             (599,000)       (1,087,000)          604,000

Cash and cash equivalents, beginning of year                             684,000         1,771,000         1,167,000
                                                                    ------------      ------------      ------------
Cash and cash equivalents, end of year                              $     85,000      $    684,000      $  1,771,000
                                                                    ============      ============      ============

Supplemental disclosures:
    Income taxes paid during the year                               $  1,200,000      $     53,000      $         --
    Net income tax refunds received during the year                 $         --      $         --      $     84,000
    Interest paid during the year                                   $    901,000      $  1,462,000      $  1,367,000

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

                                   ----------

1.       DESCRIPTION OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

         Nature of Operations:

         PrimeEnergy Corporation ("PEC"), a Delaware corporation, was organized in March 1973. PrimeEnergy Management Corporation ("PEMC"), a wholly-owned subsidiary, acts as the managing general partner, providing administration, accounting and tax preparation services for 45 private and publicly-held limited partnerships and 2 trusts (collectively, the "Partnerships"). PEC owns Eastern Oil Well Service Company ("EOWSC"), EOWS Midland Company and Southwest Oilfield Construction Company ("SOCC"), all of which perform oil and gas field servicing. PEC also owns Prime Operating Company ("POC"), which serves as operator for most of the producing oil and gas properties owned by the Company and affiliated entities. Field service revenues and the administrative overhead fees earned as operator are reported as 'District operating income' on the consolidated statement of operations. PrimeEnergy Corporation and its wholly-owned subsidiaries are herein referred to as the "Company."

         The Company is engaged in the development, acquisition and production of oil and natural gas properties. The Company owns leasehold, mineral and royalty interests in producing and non-producing oil and gas properties across the continental United States, including Colorado, Kansas, Louisiana, Mississippi, Montana, Nebraska, New Mexico, North Dakota, Oklahoma, Texas, Utah, West Virginia and Wyoming. The Company operates 1,550 wells and owns non-operating interests in over 800 additional wells. Additionally, the Company provides well-servicing support operations, site-preparation and construction services for oil and gas drilling and re-working operations, both in connection with the Company's activities and providing contract services for third parties. The Company is publicly traded on the NASDAQ under the symbol "PNRG."

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

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

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

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

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

2.       SIGNIFICANT ACQUISITIONS AND DISPOSITIONS

         2001

         As more fully described in Note 7, the Company is committed to offer to repurchase the interests of the limited partners and trust unitholders in certain of the Partnerships. During 2001, the Company purchased such interests in an amount totaling $545,000.

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

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

3.       ACCOUNTS RECEIVABLE

         Accounts receivable at December 31, 2001 and 2000 consisted of the following:


                                                                         December 31,
                                                                 ----------------------------
                                                                    2001             2000
                                                                 -----------      -----------
               Joint interest billing                            $ 1,372,000      $ 1,352,000
               Trade receivables                                   1,151,000          967,000
               Oil and gas sales                                   1,460,000        3,310,000
               Other                                                 154,000          180,000
                                                                 -----------      -----------
                                                                   4,137,000        5,809,000
               Less, allowance for doubtful accounts                (339,000)        (146,000)
                                                                 -----------      -----------
               Total                                             $ 3,798,000      $ 5,663,000
                                                                 ===========      ===========

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

4.       OTHER CURRENT ASSETS

         Other current assets at December 31, 2001 and 2000 consisted of the following:


                                                  December 31,
                                           -------------------------
                                              2001           2000
                                           ----------     ----------
               Tax overpayments            $  708,000     $       --
               Field service inventory        268,000        127,000
               Other                           30,000          7,000
                                           ----------     ----------
               Total                       $1,006,000     $  134,000
                                           ==========     ==========

         During 2001 the Company estimated that its liability for the 2001 tax year would be approximately $1,000,000, and made estimated tax payments accordingly. Due primarily to a significant investment in tax deductible intangible drilling costs, along with a sharp drop in oil and gas prices, the current estimate is substantially less. The Company expects to receive approximately $500,000 in tax refunds during the second quarter of 2002, with the remainder of the overpaid amount being applied to estimated 2002 tax year liabilities. See Note 9 for a further discussion of the company's tax situation.

5.       LONG-TERM BANK DEBT

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

         The average interest rates paid on outstanding borrowings subject to interest at the bank's base rate during 2001 and 2000 were 6.92% and 9.46%, respectively. During the same periods, the average rates paid on outstanding borrowings bearing interest based upon the LIBO rate were 5.98% and 8.46%. As of December 31, 2001 and 2000, the total outstanding borrowings were $16,950,000 and $17,200,000, respectively, with an additional $6,050,000 and $1,750,000 available, and $14,950,000 and $13,500,000 of the amounts outstanding accruing interest at the LIBO rate option.

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

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

         Future minimum lease payments under operating and capital leases are as follows:


                                             Operating         Capital
                                               Leases          Leases
                                            -----------      -----------
               2002                         $   488,000      $     6,000
               2003                             434,000            6,000
               2004                              83,000            3,000
               2005                               5,000               --
               Thereafter                            --               --
                                            -----------      -----------
               Total minimum payments       $ 1,010,000           15,000
                                            ===========
               Less imputed interest                              (2,000)
                                                             -----------
               Present value of minimum
                     Lease payments                          $    13,000
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

         In connection with the purchase of oil and gas properties located in various counties in Oklahoma in November of 1999, the Company is committed to pay contingent consideration to the seller based upon the performance of the properties purchased. As of December 31, 2000, the total amount of contingent consideration estimated to be paid under the agreement was $1,850,000. $1,000,000 of this obligation was included in 'Other long-term obligations' with the remaining $850,000 included in 'Current portion of other long-term obligations'. In 2001 the total estimated amount of consideration to be paid was reduced by $862,000 to $988,000 of which $763,000 was paid during 2001, leaving a net estimated amount due of $225,000 as of December 31, 2001, all of which is included in 'Current portion of other long-term obligations'.

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                                   ----------

8.       STOCK OPTIONS AND OTHER COMPENSATION

         In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. At December 31, 2001 and 2000, options on 767,500 shares were outstanding and exercisable at prices ranging from $1.00 to $1.25.

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

9.       INCOME TAXES

         The components of the provision for income taxes for the years ended December 31, 2001, 2000 and 1999 are as follows:


                                     2001           2000           1999
                                  ----------     ----------     ----------
               Federal:
                     Current      $   25,000     $  201,000     $   32,000
                     Deferred      1,500,000        141,000             --
               State:
                     Current          13,000        254,000         37,000
                     Deferred        183,000        215,000        (39,000)
                                  ----------     ----------     ----------
               Total              $1,721,000     $  811,000     $   30,000
                                  ==========     ==========     ==========

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                                   ----------

The components of net deferred tax assets (liabilities) are as follows:


                                                               December 31,     December 31,
                                                                   2001             2000
                                                               ------------     ------------
     Current assets:
        Compensation and benefits                              $   185,000      $   147,000
        Allowance for doubtful accounts                             89,000            8,000
                                                               -----------      -----------
                                                                   274,000          155,000
                                                               -----------      -----------
     Noncurrent assets:
        Depreciation                                               387,000          346,000
        Due from related parties reserve                           312,000          312,000
        Federal net operating loss carryforwards                   124,000          249,000
        Percentage depletion carryforwards                         367,000          597,000
        Alternative minimum tax credits                            943,000          918,000
                                                               -----------      -----------
                                                                 2,133,000        2,422,000
                                                               -----------      -----------
     Noncurrent liabilities:
        Basis differences relating to limited partnerships      (1,798,000)      (1,751,000)
        Depletion                                               (2,649,000)      (1,182,000)
                                                               -----------      -----------
                                                                (4,447,000)      (2,933,000)
                                                               -----------      -----------

     Net deferred tax liabilities:                             $ 2,040,000      $   356,000
                                                               ===========      ===========

The total provision for income taxes for the years ended December 31, 2001, 2000 and 1999 varies from the federal statutory tax rate as a result of the following:


                                                   December 31,     December 31,     December 31,
                                                       2001             2000             1999
                                                   ------------     ------------     ------------
Expected tax expense (benefit)                     $ 2,426,000      $ 2,100,000      $  (717,000)
State income tax, net of federal benefit               196,000          469,000           (2,000)
Overaccrual of prior year refunds receivable                --               --           32,000

Effect of valuation reserve against tax assets              --               --          717,000
Benefit from net operating losses and other
    carryforwards previously reserved against               --       (1,670,000)              --
Credit for producing fuel from a
    non-conventional source                           (299,000)         (88,000)              --
Percentage depletion                                  (602,000)              --               --
                                                   -----------      -----------      -----------
Tax expense                                        $ 1,721,000      $   811,000      $    30,000
                                                   ===========      ===========      ===========

In both 1998 and 1999 the Company had large federal net operating losses. The value of these loss carryforwards was fully reserved against due to the uncertainty as to whether the Company would have

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                                   ----------

         future net income against which these losses could be offset. The use of these previously reserved against carryforwards were the primary reason for the low federal rate in the 2000 tax year.

         Subject to certain limitations, the Company is allowed to deduct, rather than capitalize, intangible drilling costs incurred on successful wells. The Company incurred over $5,000,000 of intangible drilling costs in 2001, and these deductions are largely responsible for the extremely low current tax expense. However, the deduction of these items for tax, while they are capitalized for financial reporting purposes, create differences in the depletable basis of oil and gas properties which create deferred tax liability and expense.

         The Company has $366,000 of net operating loss carryforwards for both regular and alternate minimum tax purposes. These carryforwards expire in 2002.

         The Company currently generates approximately $350,000 per year in federal tax credits for producing fuel from a non-conventional source. These credits may be used to reduce the regular tax, but not the alternative minimum tax liability of the taxpayer. To the extent they cannot be utilized due to the alternative minimum tax, they become part of the Company's alternative minimum tax credit carryforward. This credit is scheduled to expire at the end of the 2002 tax year.

         The Company has percentage depletion carryforwards of approximately $942,000 for regular tax purposes and $168,000 for alternative minimum tax purposes. The Company has approximately $943,000 in alternative minimum tax credit carryforwards. Both the percentage depletion deductions and the alternative minimum tax credits may be carried forward indefinitely for tax purposes.

10.      SEGMENT INFORMATION AND MAJOR CUSTOMERS

         The Company operates in one industry - oil and gas exploration, development, operation and servicing. The Company's oil and gas activities are entirely in the continental United States.

         The Company sells its oil and gas production to a number of purchasers. Listed below are the percent of the Company's total oil and gas sales made to each of the customers whose purchases represented more than 10% of the Company's oil and gas sales in the year 2001.


         Texon Distributing L.P.                  19.70%
         Unimark LLC                              13.79%

         Although there are no long-term oil and gas purchasing agreements with these purchasers, the Company believes that they will continue to purchase its oil and gas products and, if not, could be replaced by other purchasers.

11.      RELATED PARTY TRANSACTIONS

         PEMC is a general partner in several oil and gas Partnerships in which certain directors have limited and general partnership interests. As the managing general partner in each of the Partnerships, PEMC receives approximately 5% to 15% of the net revenues of each Partnership as a carried interest in the Partnerships' properties.

         The Partnership agreements allow PEMC to receive management fees for various services to the Partnerships as well as a reimbursement for property acquisition and development costs incurred on behalf of the Partnerships and general and administrative overhead, which is reported in the statements of operations as administrative revenue.

         Due to related parties at December 31, 2001 and 2000 primarily represent receipts collected by the Company, as agent, from oil and gas sales net of expenses. The amount of such receipts due the

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                                   ----------

         affiliated Partnerships was $983,000 and $1,265,000 at December 31, 2001 and 2000, respectively. Receivables from related parties consist of reimbursable general and administrative costs, lease operating expenses and reimbursements for property acquisitions, development, and related costs.

         Treasury stock purchases in 2001 and 2000 included shares acquired from related parties. Purchases from related parties include a total of 228,800 shares purchased for a total consideration of $1,676,000 in 2001, and 40,700 shares purchased for a total consideration of $276,900 in 2000.

12.      RESTRICTED CASH AND CASH EQUIVALENTS

         Restricted cash and cash equivalents includes $1,174,000 and $1,128,000 at December 31, 2001 and 2000, respectively, of cash primarily pertaining to unclaimed royalty payments. There were corresponding accounts payable recorded at December 31, 2001 and 2000 for these liabilities.

13.      SALARY DEFERRAL PLAN

         The Company maintains a salary deferral plan (the "Plan") in accordance with Internal Revenue Code Section 401(k), as amended. The Plan provides for discretionary and matching contributions which approximated $255,000 and $226,000 in 2001 and 2000, respectively.

14.      ACCOUNTS PAYABLE

         A summary of accounts payable at December 31, 2001 and 2000 is as follows:

                                                                   2001           2000
                                                                ----------     ----------
         Payables to unaffiliated interests                     $5,743,000     $6,783,000
         Other                                                      45,000         45,000
                                                                ----------     ----------
                                                                $5,788,000     $6,828,000
                                                                ==========     ==========

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


                                                       Year ended December 31, 2001
                                                 ----------------------------------------

                                                                 Number of     Per share
                                                 Net Income       Shares         Amount
                                                 ----------     ----------     ----------
         Net income per common share             $5,413,000      3,882,721     $     1.39
         Effect of dilutive securities:
            Options                                                709,384
                                                 ----------     ----------     ----------
         Diluted net income per common share     $5,413,000      4,592,105     $     1.18
                                                 ==========     ==========     ==========

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                                   ----------


                                                         Year ended December 31, 2000
                                                   ----------------------------------------

                                                                   Number of     Per share
                                                   Net Income       Shares         Amount
                                                   ----------     ----------     ----------
           Net income per common share             $5,365,000      4,266,186     $     1.26
           Effect of dilutive securities:
              Options                                                686,057
                                                   ----------     ----------     ----------
           Diluted net income per common share     $5,365,000      4,952,243     $     1.08
                                                   ==========     ==========     ==========


                                                         Year ended December 31, 1999
                                                   ----------------------------------------

                                                                   Number of       Per share
                                                   Net Income       Shares          Amount
                                                   ----------     ----------     ------------
           Net loss per common share               $(2,138,000)    4,423,838     $      (0.48)
           Effect of dilutive securities:
              Options(1)                                                  --
                                                   -----------     ---------     ------------
           Diluted net loss per common share       $(2,138,000)    4,423,838     $      (0.48)
                                                   ===========     =========     ============

       (1) For the year ended December 31, 1999, the number of options excluded from diluted loss per common share calculations was 706,604 as the conversion of these would have had an anti-dilutive effect on net loss per share.

16.      SUBSEQUENT EVENTS

         In February of 2002, the Company reached a settlement regarding a claim for additional drilling costs incurred by the Company as a result of a third party's negligence. The $350,000 received in regard to this claim will be recognized as income in the first quarter of 2002.

17.      SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                           Year Ended
                           December 31,      Fourth            Third          Second           First
                              2001           Quarter          Quarter         Quarter         Quarter
                           -----------     -----------      -----------     -----------     -----------
Revenue                    $42,408,000     $ 8,880,000      $10,103,000     $11,113,000     $12,312,000

Operating income             6,968,000         (67,000)       1,002,000       2,277,000       3,756,000

Net income                   5,413,000         207,000          630,000       1,571,000       3,005,000

Net income per common
share                      $      1.39     $       .06      $       .16     $       .41     $       .76

Diluted net income per
common share               $      1.18     $       .06      $       .14     $       .34     $       .64

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                                   ----------



                           Year Ended
                           December 31,      Fourth           Third           Second          First
                              2000           Quarter         Quarter          Quarter        Quarter
                           -----------     -----------     -----------     -----------     -----------
Revenue                    $39,182,000     $11,548,000     $11,113,000     $ 8,809,000     $ 7,712,000

Operating income             6,148,000       1,451,000       2,605,000       1,501,000         591,000

Net income                   5,365,000       1,221,000       2,294,000       1,332,000         518,000

Net income per common
share                      $      1.26     $       .29     $       .54     $       .31     $       .12

Diluted net income per
common share               $      1.08     $       .24     $       .47     $       .27     $       .10

                    PRIMEENERGY CORPORATION AND SUBSIDIARIES

                            SUPPLEMENTARY INFORMATION

                                   ----------

                                   (UNAUDITED)

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

         CAPITALIZED COSTS RELATING to OIL and GAS PRODUCING ACTIVITIES

                        December 31, 2001, 2000 and 1999

                                   ----------

                                   (Unaudited)


                                                                   2001            2000           1999
                                                                -----------     -----------    -----------
Developed oil and gas properties                                $63,418,000     $57,439,000    $49,249,000
Undeveloped oil and gas properties                                  286,000         159,000        235,000
                                                                -----------     -----------    -----------

                                                                 63,704,000      57,598,000     49,484,000

Accumulated depreciation, depletion and valuation allowance      42,924,000      37,686,000     32,342,000
                                                                -----------     -----------    -----------

           Net capitalized costs                                $20,780,000     $19,912,000    $17,142,000
                                                                ===========     ===========    ===========

               COSTS INCURRED in OIL and GAS PROPERTY ACQUISITION,
                     EXPLORATION and DEVELOPMENT ACTIVITIES

                  Years ended December 31, 2001, 2000 and 1999

                                   ----------

                                   (Unaudited)




                                                          2001           2000           1999
                                                       ----------     ----------     -----------
Acquisition of properties:
    Developed                                          $  316,000     $4,679,000     $ 3,042,000
    Undeveloped                                           164,000        106,000         189,000

Exploration costs                                         509,000      1,797,000         806,000

Development costs                                       5,661,000      3,351,000       4,473,000

              See accompanying notes to supplementary information.

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                    STANDARDIZED MEASURE of DISCOUNTED FUTURE
             NET CASH FLOWS RELATING to PROVED OIL and GAS RESERVES

                  Years ended December 31, 2001, 2000 and 1999

                                   ----------

                                   (Unaudited)




                                                              2001               2000              1999
                                                          -------------      -------------     ------------
Future cash inflows                                       $ 102,916,000      $ 315,680,000     $100,177,000

Future production and development costs                     (60,841,000)      (116,417,000)     (58,807,000)

Future income tax expenses                                   (7,930,000)       (59,914,000)      (4,229,000)
                                                          -------------      -------------     ------------

    Future net cash flows                                    34,145,000        139,349,000       37,141,000

10% annual discount for estimated timing of cash flow       (13,179,000)       (59,339,000)     (13,281,000)
                                                          -------------      -------------     ------------
    Standardized measure of discounted
     future net cash flow                                 $  20,966,000      $  80,010,000      $23,860,000
                                                          =============      =============     ============


              See accompanying notes to supplementary information.

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                    STANDARDIZED MEASURE of DISCOUNTED FUTURE
                   NET CASH FLOWS and CHANGES THEREIN RELATING
                         to PROVED OIL and GAS RESERVES


                  Years ended December 31, 2001, 2000 and 1999

                                   ----------

                                   (Unaudited)


The following are the principal sources of change in the standardized measure of discounted future net cash flows during 2001, 2000 and 1999:


                                                                 2001              2000              1999
                                                             ------------      ------------      ------------
Sales of oil and gas produced, net of production costs       $(11,915,000)     $(14,109,000)      $(5,458,000)
Net changes in prices and production costs                    (92,118,000)       69,822,000         3,192,000
Extensions, discoveries and improved recovery,
    less recovery costs                                         3,335,000        13,705,000         6,188,000
Revisions of previous quantity estimates                          422,000         3,577,000         2,178,000
Reserves purchased, net of development costs                    1,082,000        11,698,000         4,818,000
Net change in development costs                                  (594,000)          (99,000)          150,000

Accretion of discount                                           8,001,000         2,386,000         1,328,000

Net change in income taxes                                     33,127,000       (30,779,000)       (1,973,000)
Other                                                            (384,000)          (51,000)          156,000
                                                             ------------      ------------      ------------

    Net change                                                (59,044,000)       56,150,000        10,579,000

Standardized measure of discounted future net cash flow:

    Beginning of year                                          80,010,000        23,860,000        13,281,000
                                                             ------------      ------------      ------------
    End of year                                              $ 20,966,000      $ 80,010,000       $23,860,000
                                                             ============      ============      ============



               See accompanying notes to supplementary information

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                          RESERVE QUANTITY INFORMATION

                  Years ended December 31, 2001, 2000 and 1999

                                   ----------

                                   (Unaudited)




                                                 2001                              2000                            1999
                                     ----------------------------      ----------------------------    ----------------------------
                                         Gas              Oil              Gas               Oil           Gas             Oil
                                        (Mcf)           (bbls.)           (Mcf)            (bbls.)        (Mcf)          (bbls.)
                                     -----------      -----------      -----------      -----------    -----------    -----------
Proved developed and undeveloped
  reserves:
      Beginning of year               27,029,000        2,362,000       22,202,000        2,110,000     17,341,000      1,200,000
      Extensions, discoveries
        and improved recovery          2,764,000          136,000        1,961,000           13,000      1,732,000        554,000
      Revisions of previous
        estimates                     (2,458,000)        (307,000)       3,763,000          162,000      1,853,000        346,000
      Purchases                        1,148,000          111,000        3,034,000          375,000      4,565,000        274,000
      Production                      (3,764,000)        (306,000)      (3,931,000)        (298,000)    (3,289,000)      (264,000)
                                     -----------      -----------      -----------      -----------    -----------    -----------

      End of year                     24,719,000        1,996,000       27,029,000        2,362,000     22,202,000      2,110,000
                                     ===========      ===========      ===========      ===========    ===========    ===========

Proved developed reserves             24,226,000        1,996,000       27,029,000        2,362,000     22,046,000      2,110,000
                                     ===========      ===========      ===========      ===========    ===========    ===========

              See accompanying notes to supplementary information

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

           RESULTS of OPERATIONS from OIL and GAS PRODUCING ACTIVITIES

                  Years ended December 31, 2001, 2000 and 1999

                                   ----------

                                   (Unaudited)



                                                            2001            2000             1999
                                                        -----------     -----------      -----------
Revenue:
      Oil and gas sales                                 $22,998,000     $23,223,000      $11,763,000
                                                        -----------     -----------      -----------

Costs and expenses:
      Lease operating expense                            11,083,000       9,114,000        6,305,000
      Exploration costs                                     509,000       1,717,000          869,000
      Depreciation and depletion                          4,544,000       5,060,000        4,581,000
      Write down of oil and gas properties                  753,000         295,000        2,703,000
      Income tax expense                                  1,473,000         811,000           30,000
                                                        -----------     -----------      -----------
                                                         18,362,000      16,997,000      $14,488,000
                                                        -----------     -----------      -----------

Results of operations from producing activities
  (excluding corporate overhead and interest costs)     $ 4,636,000     $ 6,226,000      $(2,725,000)
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

                                 EXHIBIT INDEX

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

  10.1            PrimeEnergy Corporation 1983 Incentive Stock Option Plan
                  (Incorporated herein by reference to Exhibit 10.1 of PrimeEnergy Corporation Form 10-KSB for the year ended
                  December 31, 1994)(1)

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

  21              Subsidiaries. (filed herewith)

  23 Consent of Ryder Scott & Company L.P. Company. (filed herewith)

----------

(1) Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.