Form 10-Q
period 2002-03-31
PRIMEENERGY CORP
filed 2002-05-15
CIK 56868

3: U.S. SECURITIES AND EXCHANGE COMMISSION
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________

FORM 10-Q

/X/ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/   No  / /

The number of shares outstanding of each class of the Registrant's Common Stock as of May 10, 2002 was: Common Stock, $0.10 par value, 3,753,701 shares.

PrimeEnergy Corporation

Index to Form 10-Q

March 31, 2002

Part I - Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets - March 31, 2002 and
December 31, 2001	3 - 4

Consolidated Statements of Operations for the three months
ended March 31, 2002 and 2001	5

Consolidated Statement of Stockholders' Equity for the
three months ended March 31, 2002	6

Consolidated Statements of Cash Flows for the three months
ended March 31, 2002 and 2001	7

Notes to Consolidated Financial Statements	8 - 16

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	17 - 19

Item 3. Quantitative and Qualitative Disclosures About
Market Risk	20

Part II - Other Information

Item 1. Legal Proceedings	20

Item 2. Changes in Securities and Use of Proceeds	20

Item 3. Defaults Upon Senior Securities	20

Item 4. Submission of Matters to a Vote of Security Holders	20

Item 5. Other Information	20

Item 6. Exhibits And Reports On Form 8-K	20

Signatures	21

PrimeEnergy Corporation Consolidated Balance Sheets March 31, 2002 and December 31, 2001
	March 31, 2002 (Unaudited)	December 31 2001 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$717,000	$85,000
Restricted cash and cash equivalents (Note 2)	1,264,000	1,174,000
Accounts receivable (Note 3)	3,523,000	3,798,000
Due from related parties (Note 10)	4,837,000	4,924,000
Prepaid Expenses	44,000	64,000
Other current assets (Note 4)	990,000	1,006,000
Deferred income taxes (Note 1)	274,000	274,000
	-----------------	-----------------
Total current assets	11,649,000	11,325,000
	-----------------	-----------------
Property and equipment, at cost (Notes 1 and 5):
Oil and gas properties (successful efforts method):
Proved	64,702,000	63,418,000
Unproved	462,000	286,000
Furniture, fixtures and equipment
including leasehold improvements	8,947,000	8,622,000
	-----------------	-----------------
	74,111,000	72,326,000

Accumulated depreciation and depletion	(49,175,000)	(48,039,000)
	-----------------	-----------------
Net property and equipment	24,936,000	24,287,000
	-----------------	-----------------

Other assets	203,000	204,000
	-----------------	-----------------
Total assets	$36,788,000	$35,816,000
	============	============

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation Consolidated Balance Sheets March 31, 2002 and December 31, 2001
	March 31, 2002 (Unaudited)	December 31, 2001 (Audited)

LIABILITIES and STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$5,510,000	$5,788,000
Current portion of other long-term
obligations (Notes 7 and 8)	151,000	230,000
Accrued liabilities:
Payroll, benefits and related items	952,000	1,157,000
Interest and other	823,000	1,023,000
Due to related parties (Note 10)	830,000	983,000
	----------------	-----------------
Total current liabilities	8,266,000	9,181,000

Long-term bank debt (Note 6)	18,950,000	16,950,000
Other long-term obligations (Note 7)	7,000	8,000
Deferred income taxes (Note 1)	2,314,000	2,314,000
	----------------	-----------------

Total liabilities	29,537,000	28,453,000
	----------------	-----------------
Stockholders' equity:
Preferred stock, $.10 par value,
authorized 5,000,000 shares, none issued
Common stock, $.10 par value, authorized
10,000,000 shares; issued 7,694,970
in 2002 and 7,607,970 in 2001	769,000	769,000
Paid in capital	11,024,000	11,024,000
Retained earnings	7,989,000	7,919,000
	----------------	-----------------
	19,782,000	19,712,000
Treasury stock, at cost, 3,931,819 common shares
in 2002 and 3,909,102 common shares in 2001	(12,531,000)	(12,349,000)
	----------------	-----------------
Total stockholders' equity	7,251,000	7,363,000
	----------------	-----------------
Total liabilities and equity	$36,788,000	$35,816,000
	===========	============

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation Consolidated Statements of Operations Three Months Ended March 31, 2002 and 2001 (Unaudited)
	2002	2001
Revenue:
Oil and gas sales	$3,445,000	$7,655,000
District operating income	3,821,000	4,100,000
Administrative revenue (Note 10)	368,000	384,000
Reporting and management fees (Note 10)	82,000	78,000
Interest and other income (Note 11)	439,000	95,000
	----------------	--------------
Total revenue	8,155,000	12,312,000
	----------------	--------------
Costs and expenses:
Lease operating expense	2,595,000	2,600,000
District operating expense	3,254,000	3,222,000
Depreciation and depletion of oil and gas properties	920,000	1,063,000
General and administrative expense	867,000	1,100,000
Exploration costs	262,000	278,000
Interest expense (Note 6)	172,000	293,000
	----------------	--------------
Total costs and expenses	8,070,000	8,556,000
	----------------	--------------
Income from operations	85,000	3,756,000
Gain on sale and exchange of assets	3,000	--
	----------------	-------------
Net income before income taxes	88,000	3,756,000

Provision for income taxes	18,000	751,000
	----------------	-------------
Net income	$70,000	$3,005,000
	==========	=========

Basic income per common share (Notes 1 and 12)	$0.02	$0.76

Diluted income per common share (Notes 1 and 12)	$0.02	$0.64

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Consolidated Statement of Stockholders' Equity

Three Months Ended March 31, 2002

	Common Stock		Paid In	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total

Balance at December 31, 2001	7,694,970	$769,000	$11,024,000	$7,919,000	$(12,349,000)	$7,363,000

Purchased 22,717 shares of
common stock					(182,000)	(182,000)

Net income				70,000		70,000
	-----------	----------	-------------	-------------	--------------	----------------
Balance at March 31, 2002	7,694,970	$769,000	$11,024,000	$7,989,000	$(12,531,000)	$7,251,000
	========	=======	=========	=========	==========	==========

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation Consolidated Statements of Cash Flows Three Months Ended March 31, 2002 and 2001 (Unaudited)
	2002	2001
Cash flows from operating activities:
Net income	$70,000	$3,005,000
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, depletion and amortization	1,218,000	1,305,000
Dry hole and abandonment costs	261,000	275,000
Gain on sale of properties	(3,000)	--
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	275,000	(339,000)
(Increase) decrease in due from related parties	87,000	(352,000)
Decrease in other assets	17,000	4,000
Decrease in prepaid expenses	20,000	49,000
Decrease in accounts payable	(368,000)	(307,000)
Increase in accrued liabilities	19,000	340,000
Decrease in due to related parties	(153,000)	(113,000)
	----------------	----------------
Net cash provided by operating activities:	1,443,000	3,867,000
	----------------	----------------
Cash flows from investing activities:
Capital expenditures, including dry hole costs	(2,552,000)	(1,384,000)
Proceeds from sale of property and equipment	3,000	--
	----------------	----------------
Net cash used in investing activities	(2,549,000)	(1,384,000)
	----------------	----------------
Cash flows from financing activities:
Purchase of treasury stock	(182,000)	(1,624,000)
Increase in long-term bank debt and other long-term obligations	7,077,000	7,610,000
Repayment of long-term bank debt and other long-term obligations	(5,157,000)	(7,805,000)
	----------------	----------------
Net cash used in financing activities	(1,738,000)	(1,819,000)
	----------------	----------------
Net increase in cash and cash equivalents	632,000	664,000

Cash and cash equivalents at the beginning of the period	85,000	684,000
	----------------	----------------
Cash and cash equivalents at the end of the period	$717,000	$1,348,000
	===========	===========

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

March 31, 2002

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

The Company is engaged in the development, acquisition and production of oil and natural gas properties. The Company owns leasehold, mineral and royalty interests in producing and non-producing oil and gas properties across the continental United States, including Colorado, Kansas, Louisiana, Mississippi, Montana, Nebraska, New Mexico, North Dakota, Oklahoma, Texas, Utah, West Virginia and Wyoming. The Company operates approximately 1,550 wells and owns non-operating interests in over 450 additional wells. Additionally, the Company provides well-servicing support operations, site-preparation and construction services for oil and gas drilling and re-working operations, both in connection with the Company's activities and providing contract services for third parties. The Company is publicly traded on the NASDAQ under the symbol "PNRG."

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

Estimates of oil and gas reserves, as determined by independent petroleum engineers, are continually subject to revision based on price, production history and other factors. Depletion expense, which is computed based on the units of production method, could be significantly impacted by changes in such estimates. Additionally, SFAS No. 144 requires that, if the expected future cash flow from an asset is less than its carrying cost, that asset must be written down to its fair market value. As the fair market value of a property is generally substantially less than the total future cash flow expected from the asset, small changes in the estimated future net revenue from an asset could lead to the necessity of recording a significant impairment of that asset.

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

Recently Issued Accounting Standards-

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 is intended to improve the transparency of the accounting and reporting for business combinations by requiring that all business combinations be accounted for under a single method - the purchase method. SFAS 141 is effective for all transactions completed after June 30, 2001, except transactions using the pooling-of-interests method that were initiated prior to July 1, 2001. The adoption of

SFAS 141 has not had an impact on the Company's consolidated financial statements.

 In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement applies to intangibles and goodwill acquired after June 30, 2001, as well as goodwill and intangibles previously acquired. Under this statement, goodwill as well as other intangibles determined to have an infinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. This statement is effective for the Company for the first quarter in the fiscal year ending December 31, 2002. The adoption of this statement has not had an impact on the Company's consolidated financial statements..

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

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. This statement was adopted by the Company for the first quarter in the fiscal year ending December 31, 2002, and did not had a material impact on the Company's financial statements.

(2) Restricted Cash and Cash Equivalents:

Restricted cash and cash equivalents includes $1,264,000 and $1,174,000 at March 31, 2002 and December 31, 2001, respectively, of cash primarily pertaining to undistributed royalty payments. There were corresponding accounts payable recorded at March 31, 2002 and December 31, 2001 for these liabilities.

(3) Accounts Receivable:

Accounts receivable at March 31, 2002 and December 31, 2001 consisted of the following:

	March 31,	December 31,
	2002	2001

Joint Interest Billing	$1,111,000	$1,372,000
Trade Receivables	1,116,000	1,151,000
Oil and Gas Sales	1,395,000	1,460,000
Other	240,000	154,000
	---------------	------------------
	3,862,000	4,137,000
Less, Allowance for doubtful
accounts	(339,000)	(339,000)
	--------------	-----------------
	$3,523,000	$3,798,000
	=========	==========

(4) Other Current Assets:

Other current assets at March 31, 2001 and December 31, 2001 consisted of the following:

	March 31,	December 31,
	2002	2001

Tax overpayments	$708,000	$708,000
Field service inventory	278,000	268,000
Other	4,000	30,000
	-------------	---------------
Total	$990,000	$1,006,000
	=========	==========

During 2001 the Company estimated that its liability for the 2001 tax year would be approximately $1,000,000, and made estimated tax payments accordingly. Due primarily to a significant investment in tax deductible intangible drilling costs, along with a sharp drop in oil and gas prices, the current estimate is substantially less. The Company expects to file for tax refunds during the second quarter of 2002.

(5) Property and Equipment:

Property and equipment at March 31, 2002 and December 31, 2001 consisted of the following:

	March 31,	December 31,
	2002	2001

Proved oil and gas properties at cost	$64,702,000	$63,418,000
Unproved oil and gas properties at cost	462,000	286,000
Less, accumulated depletion
and depreciation	(43,843,000)	(42,924,000)
	----------------	----------------
	21,321,000	20,780,000

Furniture, fixtures and equipment	8,947,000	8,622,000
Less, accumulated depreciation	(5,332,000)	(5,115,000)
	----------------	----------------
	3,615,000	3,507,000
	----------------	----------------
Total net property and equipment	$24,936,000	$24,287,000
	==========	===========

(6) Long-Term Bank Debt:

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

The combined average interest rates paid on outstanding borrowings subject to interest at the bank's base rate and on outstanding borrowings bearing interest based upon the LIBO rate were 3.83% during the first quarter of 2002 as compared to 7.91% during the same period of 2001. As of March 31, 2002 and December 31, 2001, the total outstanding borrowings were $18.95 million and $16.95 million, respectively, with an additional $3.15 million and $6.05 million available, and $16.5 million and $14.95 million of the amounts outstanding accruing interest at the LIBO rate option.

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

(7) Other Long-Term Obligations:

Other long-term obligations at March 31, 2002 and December 31, 2001 consisted of the following:

	March 31,	December 31,
	2002	2001

Due under oil and gas property
purchase (Note 8)	$146,000	$225,000
Capital lease obligations	12,000	13,000

Less, current portion	(151,000)	(230,000)
	--------------	-------------
	$7,000	$8,000
	=========	=========

(8) Contingent Liabilities:

In connection with the purchase of oil and gas properties located in various counties in Oklahoma in November of 1999, the Company is committed to pay contingent consideration to the seller based upon the performance of the properties purchased. As of December 31, 2001, the total remaining amount of contingent consideration estimated to be paid under the agreement was $225,000, all of which was included in 'Current portion of other long-term obligations' on the Balance Sheet. During the first three months of 2002, $79,000 was paid, leaving a net estimated amount due at March 31, 2002 of $145,000.

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

(9) Stock Options and Other Compensation:

In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. At March 31, 2002 and 2001, options on 767,500 were outstanding and exercisable at prices ranging from $1.00 to $1.25.

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

Due to related parties at March 31, 2002 and December 31, 2001 primarily represent receipts collected by the Company, as agent, from oil and gas sales net of expenses. Receivables from affiliates consist of reimbursable general and administrative costs, lease operating expenses and reimbursements for property acquisitions, development and related costs.

Treasury stock purchases in the first three months of 2002 and 2001 included shares acquired from related parties. First quarter purchases from related parties include a total of approximately 10,000 shares purchased for a total consideration of $80,000 in 2002, and 160,000 shares purchased for a total consideration of $1,117,000 in 2001.

(11) Other Income:

Included in 'Interest and other income' for the period ending March 31, 2002 are proceeds of $350,000 received in February, 2002 in settlement of a claim for additional drilling costs incurred by the Company in prior years as a result of a third party's negligence.

(12) Income Per Share:

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:

	Three Months Ended			Three Months Ended
	March 31, 2002			March 31, 2001

	Net Income	Number of	Per Share	Net	Number of	Per Share
		Shares	Amount	Income	Shares	Amount
Net income per
common share	$70,000	3,771,005	$0.02	$3,005,000	3,971,739	$0.76
Effect of dilutive
securities:
Options		665,814			709,568
	-------------	-------------	--------	-----------	-------------	--------
Diluted net income
per common share	$70,000	4,436,819	$0.02	$3,005,000	4,681,307	$0.64
	=========	=========	=====	=======	=========	=====

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

LIQUIDITY AND CAPITAL RESOURCES

The Company feels that it has the ability to generate sufficient amounts of cash to meet long-term liquidity needs, as well as debt service. The Company's goal is to generate increased cash flows by increasing its reserve base through continued acquisition, exploration and development. By increasing its reserve base, the Company's borrowing ability is increased due to additional properties available as collateral. Capital expenditures during 2002 were financed by internally generated funds, additional bank borrowings and cash balances available at the prior year-end.

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

The combined average interest rates paid on outstanding borrowings subject to interest at the bank's base rate and on outstanding borrowings bearing interest based upon the LIBO rate were 3.83% during the first quarter of 2002 as compared to 7.91% during the same period of 2001. As of March 31, 2002 and December 31, 2001, the total outstanding borrowings were $18.95 million and $16.95 million, respectively, with an additional $3.15 million and $6.05 million available, and $16.5 million and $14.95 million of the amounts outstanding accruing interest at the LIBO rate option.

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

The Company spent approximately $1,722,000 on the acquisition, exploration and development of oil and gas properties in the first three months of 2002, including $36,000 spent to repurchase limited partner interests from investors in the oil and gas partnerships.

The Company also spent approximately $318,000 on field service equipment, and $81,000 on computer hardware and software in the first three months of 2002.

The Company spent $182,000 in the first three months of 2002 to acquire treasury stock.

Most of the Company's capital spending is discretionary and the ultimate level of spending will be dependent on the Company's assessment of the oil and gas business, the availability of capital, the number of oil and gas prospects, and oil and gas business opportunities in general.

RESULTS OF OPERATIONS

The Company had net income of $70,000 for the three months ended March 31, 2002 as compared to net income of $3,005,000 in the first three months of 2001.

The change in net income is primarily attributable to significantly lower oil and gas prices during the first three months of 2002 as compared to the same period in 2001. Oil and gas sales of $3,445,000 for the first three months of 2002 represented a 55% decrease in sales compared to the first three months of 2001. District operating income decreased $229,000, or 7%, reflecting decreased rates during the same period. The table below summarizes production, prices and revenue for the periods under discussion.

	Three Months Ended
	March 31,
	-------------------------------------------------------
			Increase /
	2002	2001	(Decrease)

Barrels of Oil Produced	79,081	71,916	7,165
Average Price Received	$18.8616	$26.4197	$(7.5581)
	---------------	---------------	--------------
Oil Revenue	$1,492,000	$1,900,000	$(408,000)
	---------------	---------------	--------------
Mcf of Gas Produced	845,456	902,872	(57,416)
Average Price Received	$2.3101	$6.3741	$(4.0642)
	---------------	---------------	--------------
Gas Revenue	$1,953,000	$5,755,000	$(3,802,000)
	---------------	---------------	--------------
Total Oil & Gas Revenue	$3,445,000	$7,655,000	$(4,210,000)
	=========	=========	=========

Changes in production are due to the natural decline curves of properties offset by production from properties added during 2001 and the first quarter of 2002.

Projects in Oklahoma, including the East Wakita and DSR Projects, accounted for approximately 3,000 barrels and 30,000 Mcf of production in addition to the first quarter of 2001 amounts. Likewise, West Texas development added over 3,000 barrels and 6,000 Mcf of production. The Company's share of Partnership production increased approximately 15% (1,400 barrels and 35,000 Mcf) as a result of interests purchased in 2001 and 2002.

Lease operating expense for the first three months of 2002 declined by 3%, or $57,000, compared to the first three months of 2001 due to reduced production tax expense related to the decline in product prices offset by the lease operating expenses of new properties, including additional Partnership interests.

Other income increased by $362,000 during the first quarter of 2002 as compared to the first quarter of 2001, due primarily to proceeds of $350,000 received in February 2002 in settlement of a claim for additional drilling costs incurred by the Company in prior years as a result of a third party's negligence.

General and administrative expenses decreased by $232,000, or 21%, in the first quarter of 2002 as compared to the first quarter of 2001 due to the elimination of bonus accruals in the first quarter of 2002.

Depreciation and depletion of oil and gas properties decreased by 13% or $143,000 for the three months ended March 31, 2002 as compared to the same period in the previous year. This decrease is related to the reduced net cost basis of producing properties as a result of prior year depletion charges.

Exploration costs of $262,000 in the first quarter of 2002 were incurred in the drilling of a dry hole in Wharton County, Texas. Exploration costs of $279,000 in the first three months of 2001 were primarily attributable to costs associated with two dry hole costs, one in Calhoun County, Texas, and the other in Grant County, Oklahoma.

Interest expense of $172,000 for the first three months of 2002 represents a decrease of 41% from the same period in 2001 due to significantly lower interest rates.

Tax expense decreased by $735,000 for the first three months of 2002 as compared to the first three months of 2001, reflecting the reduced net income in 2002.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk on its line of credit, which has variable rates based upon the lenders base rate, as defined, and the London Inter-Bank Offered rate. Based on the weighted average balances outstanding during the first quarter 2002, a hypothetical 2% increase in the applicable interest rates would have increased interest expense for the three months ended March 31, 2002 by approximately $86,000.

Oil and gas prices have historically been extremely volatile, and have been particularly so in recent years. The Company did not enter into significant hedging transactions during the first quarter of 2002, and had no open hedging transactions at March 31, 2002 or December 31, 2001. Declines in domestic oil and gas prices could have a material adverse effect on the Company's revenues, operating results, estimates of economically recoverable reserves and the net revenue therefrom.

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

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS AND REPORTS ON FORM 8K

No reports on form 8K were filed by the Company during the three months ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PrimeEnergy Corporation
(Registrant)

May 13, 2002	/s/ Charles E. Drimal, Jr.
(Date)	------------------------------
Charles E. Drimal, Jr.
President
Principal Executive Officer

May 13, 2002	/s/ Beverly A. Cummings
(Date)	-------------------------------
Beverly A. Cummings
Executive Vice President
Principal Financial and Accounting Officer