Form 10-Q
period 2002-06-30
PRIMEENERGY CORP
filed 2002-08-14
CIK 56868

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________

FORM 10-Q

/X/ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/   No  / /

The number of shares outstanding of each class of the Registrant's Common Stock as of August 12, 2002 was: Common Stock, $0.10 par value, 3,722,931 shares.

PrimeEnergy Corporation

Index to Form 10-Q

June 30, 2002

Part I - Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets - June 30, 2002 and
December 31, 2001	3 - 4

Consolidated Statements of Operations for the six months
ended June 30, 2002 and 2001	5

Consolidated Statements of Operations for the three months
ended June 30, 2002 and 2001	6

Consolidated Statement of Stockholders' Equity for the
six months ended June 30, 2002	7

Consolidated Statements of Cash Flows for the six months
ended June 30, 2002 and 2001	8

Notes to Consolidated Financial Statements	9 - 18

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	19 - 22

Item 3. Quantitative and Qualitative Disclosures About
Market Risk	22

Part II - Other Information

Item 1. Legal Proceedings	23

Item 2. Changes in Securities and Use of Proceeds	23

Item 3. Defaults Upon Senior Securities	23

Item 4. Submission of Matters to a Vote of Security Holders	23

Item 5. Other Information	24

Item 6. Exhibits And Reports On Form 8-K	24

Signatures	25

PrimeEnergy Corporation Consolidated Balance Sheets June 30, 2002 and December 31, 2001
	June 30,	December 31,
	2002	2001
	(Unaudited)	(Audited)
ASSETS:
Current assets:
Cash and cash equivalents	$574,000	$85,000
Restricted cash and cash equivalents (Note 2)	1,269,000	1,174,000
Accounts Receivable (Note 3)	4,268,000	3,798,000
Due from related parties (Note 10)	4,755,000	4,924,000
Prepaid Expenses	292,000	64,000
Other current assets (Note 4)	391,000	1,006,000
Deferred income taxes (Note 1)	274,000	274,000
	-----------------	-----------------
Total current assets	11,823,000	11,325,000
	-----------------	-----------------
Property and equipment, at cost (Notes 1 and 5):
Oil and gas properties (successful efforts method):
Proved	67,354,000	63,418,000
Unproved	445,000	286,000
Furniture, fixtures and equipment
including leasehold improvements	9,260,000	8,622,000
	-----------------	-----------------
	77,059,000	72,326,000

Accumulated depreciation and depletion	(50,369,000)	(48,039,000)
	-----------------	-----------------
Net property and equipment	26,690,000	24,287,000
	-----------------	-----------------
Other assets	202,000	204,000
	-----------------	-----------------
Total assets	$38,715,000	$35,816,000
	============	============

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation Consolidated Balance Sheets June 30, 2002 and December 31, 2001
	June 30,	December 31,
	2002	2001
	(Unaudited)	(Audited)

LIABILITIES and STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$5,490,000	$5,788,000
Current portion of other long-term
obligations (Notes 7 and 8)	58,000	230,000
Accrued liabilities:
Taxes	71,000	--
Payroll, benefits and related items	1,138,000	1,157,000
Interest and other	727,000	1,023,000
Due to related parties (Note 10)	1,766,000	983,000
	----------------	-----------------
Total current liabilities	9,250,000	9,181,000

Long-term bank debt (Note 6)	19,500,000	16,950,000
Other long-term obligations (Note 7)	6,000	8,000
Deferred income taxes (Note 1)	2,314,000	2,314,000
	----------------	-----------------
Total liabilities	31,070,000	28,453,000
	----------------	-----------------
Stockholders' equity:
Preferred stock, $.10 par value,
authorized 5,000,000 shares, none issued
Common stock, $.10 par value, authorized
10,000,000 shares; issued 7,694,970
in 2002 and 2001	769,000	769,000
Paid in capital	11,024,000	11,024,000
Retained earnings	8,464,000	7,919,000
	----------------	-----------------
	20,257,000	19,712,000
Treasury stock, at cost, 3,941,986 common shares
in 2002 and 3,909,102 common shares in 2001	(12,612,000)	(12,349,000)
	----------------	-----------------
Total stockholders' equity	7,645,000	7,363,000
	----------------	-----------------
Total liabilities and equity	$38,715,000	$35,816,000
	===========	============

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation Consolidated Statements of Operations Six Months Ended June 30, 2002 and 2001 (Unaudited)
	2002	2001

Revenue:
Oil and gas sales	$7,808,000	$13,760,000
District operating income	7,417,000	8,486,000
Administrative revenue (Note 10)	737,000	788,000
Reporting and management fees (Note 10)	155,000	158,000
Interest and other income (Note 11)	473,000	233,000
	----------------	--------------
Total revenue	16,590,000	23,425,000
	----------------	--------------
Costs and expenses:
Lease operating expense	5,086,000	5,370,000
District operating expense	6,374,000	6,394,000
Depreciation and depletion of oil and gas properties	1,843,000	2,482,000
General and administrative expense	1,858,000	2,323,000
Exploration costs	383,000	297,000
Interest expense (Note 6)	369,000	526,000
	----------------	--------------
Total costs and expenses	15,913,000	17,392,000
	----------------	--------------
Income from operations	677,000	6,033,000
Gain on sale and exchange of assets	4,000	37,000
	----------------	--------------
Net income before income taxes	681,000	6,070,000

Provision for income taxes	136,000	1,494,000
	----------------	--------------
Net income	$545,000	$4,576,000
	==========	=========

Basic income per common share (Notes 1 and 12)	$0.14	$1.17

Diluted income per common share (Notes 1 and 12)	$0.12	$0.99

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation Consolidated Statements of Operations Three Months Ended June 30, 2002 and 2001 (Unaudited)
	2002	2001

Revenue:
Oil and gas sales	$4,363,000	$6,105,000
District operating income	3,595,000	4,386,000
Administrative revenue (Note 10)	368,000	404,000
Reporting and management fees (Note 10)	73,000	80,000
Interest and other income (Note 11)	35,000	138,000
	--------------	-------------
Total revenue	8,434,000	11,113,000
	--------------	-------------
Costs and expenses:
Lease operating expense	2,491,000	2,771,000
District operating expense	3,120,000	3,172,000
Depreciation and depletion of oil and gas properties	922,000	1,418,000
General and administrative expense	990,000	1,223,000
Exploration costs	121,000	18,000
Interest expense (Note 6)	197,000	234,000
	--------------	-------------
Total costs and expenses	7,841,000	8,836,000
	--------------	-------------
Income from operations	593,000	2,277,000
Gain on sale and exchange of assets	1,000	37,000
	--------------	-------------
Net income before income taxes	594,000	2,314,000

Provision for income taxes	119,000	743,000
	--------------	-------------
Net income	$475,000	$1,571,000
	=========	========

Basic income per common share (Notes 1 and 12)	$0.13	$0.41

Diluted income per common share (Notes 1 and 12)	$0.11	$0.34

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Consolidated Statement of Stockholders' Equity

Six Months Ended June 30, 2002

	Common Stock		Paid In	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total

Balance at December 31, 2001	7,694,970	$769,000	$11,024,000	$7,919,000	($12,349,000)	$7,363,000

Purchased 32,884 shares of
common stock					(263,000)	(263,000)

Net income				545,000		545,000
	-----------	----------	-------------	-------------	--------------	-------------
Balance at June 30, 2002	7,694,970	$769,000	$11,024,000	$8,464,000	($12,612,000)	$7,645,000
	========	=======	=========	=========	==========	=========

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation Consolidated Statements of Cash Flows Six Months Ended June 30, 2002 and 2001 (Unaudited)
	2002	2001
Cash flows from operating activities:
Net income	$545,000	$4,576,000
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, depletion and amortization	2,448,000	2,985,000
Dry hole and abandonment costs	374,000	287,000
Gain on sale of properties	(4,000)	(37,000)
Provision for deferred income taxes	--	558,000
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(470,000)	97,000
(Increase) decrease in due from related parties	169,000	(785,000)
(Increase) decrease in other assets	617,000	(5,000)
(Increase) decrease in prepaid expenses	(228,000)	76,000
Decrease in accounts payable	(393,000)	(96,000)
Increase in accrued liabilities	162,000	343,000
Increase in due to related parties	783,000	161,000
	--------------	---------------
Net cash provided by operating activities:	4,003,000	8,160,000
	--------------	---------------
Cash flows from investing activities:
Capital expenditures, including dry hole costs	(5,631,000)	(3,418,000)
Proceeds from sale of property and equipment	4,000	180,000
	--------------	---------------
Net cash used in investing activities	(5,627,000)	(3,238,000)
	--------------	---------------
Cash flows from financing activities:
Purchase of treasury stock	(263,000)	(2,370,000)
Increase in long-term bank debt and other long-term obligations	10,317,000	16,355,000
Repayment of long-term bank debt and other long-term obligations	(7,941,000)	(18,977,000)
	--------------	---------------
Net cash provided by (used in) financing activities	2,113,000	(4,992,000)
	--------------	---------------
Net increase (decrease) in cash and cash equivalents	489,000	(70,000)

Cash and cash equivalents at the beginning of the period	85,000	684,000
	--------------	---------------
Cash and cash equivalents at the end of the period	$574,000	$614,000
	=========	=========

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

June 30, 2002

(1) Description of Operations and Significant Accounting Policies:

General-

The accompanying unaudited consolidated financial statements included herein, have been prepared by PrimeEnergy Corporation in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. These financial statements should be read in conjunction with the financial statements and notes thereto which are in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

The balance sheet at December 31, 2001 presented in this report, has been derived from the audited financial statements at that date but does not include all of the information and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

The results of the operations for the interim periods may not necessarily be indicative of the results to be expected for the full year.

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

 In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement applies to intangibles and goodwill acquired after June 30, 2001, as well as goodwill and intangibles previously acquired. Under this statement, goodwill as well as other intangibles determined to have an infinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. This statement is effective for the Company for the first quarter in the fiscal year ending December 31, 2002. The adoption of this statement has not had an impact on the Company's consolidated financial statements.

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

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. This statement was adopted by the Company in the first quarter of the fiscal year ending December 31, 2002, and did not have a material impact on the Company's financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. Management has not yet determined the impact of the adoption of this statement on the Company's financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting For Costs Associated with Exit or Disposal Activities". SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Management has not yet determined the impact of the adoption of SFAS No. 146 on the Company's financial position or results of operations.

(2) Restricted Cash and Cash Equivalents:

Restricted cash and cash equivalents includes $1,269,000 and $1,174,000 at June 30, 2002 and December 31, 2001, respectively, of cash primarily pertaining to undistributed royalty payments. There were corresponding accounts payable recorded at June 30, 2002 and December 31, 2001 for these liabilities.

(3) Accounts Receivable:

Accounts receivable at June 30, 2002 and December 31, 2001 consisted of the following:

	June 30,	December 31,
	2002	2001

Joint Interest Billing	$1,339,000	$1,372,000
Trade Receivables	1,119,000	1,151,000
Oil and Gas Sales	1,770,000	1,460,000
Other	379,000	154,000
	---------------	----------------
	4,607,000	4,137,000
Less, Allowance for doubtful
accounts	(339,000)	(339,000)
	---------------	----------------
	$4,268,000	$3,798,000
	=========	==========

(4) Other Current Assets:

Other current assets at June 30, 2002 and December 31, 2001 consisted of the following:

	June 30,	December 31,
	2002	2001

Tax overpayments	$135,000	$708,000
Field service inventory	252,000	268,000
Other	4,000	30,000
	-------------	---------------
Total	$391,000	$1,006,000
	=========	==========

During 2001, the Company estimated that its liability for the 2001 tax year would be approximately $1,000,000, and made estimated tax payments accordingly. Due primarily to a significant investment in tax deductible intangible drilling costs along with a sharp drop in oil and gas prices, the actual tax liability was substantially less. The Company filed for tax refunds during the second quarter of 2002, of which $573,000 has been collected and $135,000 is due the Company as of June 30, 2002.

(5) Property and equipment:

Property and equipment at June 30, 2002 and December 31, 2001 consisted of the following:

	June 30,	December 31,
	2002	2001

Proved oil and gas properties at cost	$67,354,000	$63,418,000
Unproved oil and gas properties at cost	445,000	286,000
Less, accumulated depletion
and depreciation	(44,767,000)	(42,924,000)
	----------------	----------------
	23,032,000	20,780,000

Furniture, fixtures and equipment	9,260,000	8,622,000
Less, accumulated depreciation	(5,602,000)	(5,115,000)
	----------------	----------------
	3,658,000	3,507,000
	----------------	----------------
Total net property and equipment	$26,690,000	$24,287,000
	==========	===========

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

The combined average interest rates paid on outstanding borrowings subject to interest at the bank's base rate and on outstanding borrowings bearing interest based upon the LIBO rate were 3.91% during the first six months of 2002 as compared to 7.13% during the same period of 2001. As of June 30, 2002 and December 31, 2001, the total outstanding borrowings were $19.5 million and $16.95 million, respectively, with an additional $3.5 million and $6.05 million available. As of June, 30, 2002, all of the outstanding borrowings were accruing interest at the LIBO rate option. As of December 31, 2001, $14.95 million of the $16.95 million outstanding borrowings were accruing interest at the LIBO rate option.

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

(7) Other Long-Term Obligations:

Other long-term obligations at June 30, 2002 and December 31, 2001 consisted of the following:

	June 30,	December 31,
	2002	2001

Due under oil and gas property
purchase (Note 8)	$54,000	$225,000
Capital lease obligations	10,000	13,000

Less, current portion	(58,000)	(230,000)
	--------------	-------------
	$6,000	$8,000
	=========	=========

(8) Contingent Liabilities:

In connection with the purchase of oil and gas properties located in various counties in Oklahoma in November of 1999, the Company is committed to pay contingent consideration to the seller based upon the performance of the properties purchased. As of December 31, 2001, the total amount of contingent consideration estimated to be paid under the agreement was $225,000, all of which was included in 'Other long-term obligations' on the Balance Sheet. During the first six months of 2002, $171,000 was paid, leaving a net estimated amount due at June 30, 2002 of $54,000.

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

The Company owns approximately a 27% interest in a limited partnership which owns a shopping center in Alabama. The Company is a guarantor on a mortgage secured by the shopping center. The Company believes the cash flow from the center is sufficient to service the mortgage. The market value of the center is currently substantially higher than the balance owed on the mortgage. If the partnership were unable to pay its obligations under the mortgage agreement, the maximum amount the Company is committed to pay is $400,000.

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

(9) Stock Options and Other Compensation:

In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. At June 30, 2002 and 2001, options on 767,500 were outstanding and exercisable at prices ranging from $1.00 to $1.25.

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

Due to related parties at June 30, 2002 and December 31, 2001 primarily represent receipts collected by the Company, as agent, from oil and gas sales net of expenses. Receivables from affiliates consist of reimbursable general and administrative costs, lease operating expenses and reimbursements for property acquisitions, development and related costs.

Treasury stock purchases in the first six months of 2002 and 2001 included shares acquired from related parties. Purchases in the first six months of 2002 and 2001 include approximately 17,000 shares purchased for a total consideration of $138,000 in 2002, and 164,000 shares purchased for a total consideration of $1,151,000 in 2001.

(11) Other Income:

Included in 'Interest and other income' for the period ending June 30, 2002 are proceeds of $350,000 received in February, 2002 in settlement of a claim for additional drilling costs incurred by the Company in prior years as a result of a third party's negligence.

(12) Income per share:

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:

	Six Months Ended			Six Months Ended
	June 30, 2002			June 30, 2001

	Net Income	Number of	Per Share	Net	Number of	Per Share
		Shares	Amount	Income	Shares	Amount
Net income per
common share	$545,000	3,763,030	$0.14	$4,576,000	3,920,011	$1.17
Effect of dilutive
securities:
Options		667,128			723,731
	---------------	--------------	--------	------------	--------------	-------
Diluted net income
per common share	$545,000	4,430,158	$0.12	$4,576,000	4,643,742	$0.99
	=========	=========	=====	========	=========	=====

	Three Months Ended			Three Months Ended
	June 30, 2002			June 30, 2001

	Net Income	Number of	Per Share	Net	Number of	Per Share
		Shares	Amount	Income	Shares	Amount
Net income per
common share	$475,000	3,755,143	$0.13	$1,571,000	3,868,852	$0.41
Effect of dilutive
securities:
Options		668,302			735,204
	-------------	--------------	--------	------------	--------------	-------
Diluted net income
per common share	$475,000	4,423,445	$0.11	$1,571,000	4,604,056	$0.34
	=========	========	=====	========	========	=====

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

The combined average interest rates paid on outstanding borrowings subject to interest at the bank's base rate and on outstanding borrowings bearing interest based upon the LIBO rate were 3.91% during the first six months of 2002 as compared to 7.13% during the same period of 2001. As of June 30, 2002 and December 31, 2001, the total outstanding borrowings were $19.5 million and $16.95 million, respectively, with an additional $3.5 million and $6.05 million available. As of June 30, 2002, all of the outstanding borrowings were accruing interest at the LIBO rate option. As of December 31, 2001, $14.95 million of the $16.95 million outstanding borrowings were accruing interest at the LIBO rate option.

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

The Company spent approximately $4,478,000 on the acquisition, exploration and development of oil and gas properties in the first six months of 2002, including $88,000 spent to repurchase limited partner interests from investors in the oil and gas partnerships.

The Company also spent approximately $653,000 on field service equipment, and $82,000 on computer hardware and software in the first six months of 2002.

The Company spent $263,000 in the first six months of 2002 to acquire treasury stock.

Most of the Company's capital spending is discretionary and the ultimate level of spending will be dependent on the Company's assessment of the oil and gas business, the availability of capital, the number of oil and gas prospects, and oil and gas business opportunities in general.

RESULTS OF OPERATIONS

The Company had net income of $545,000 for the six months ended June 30, 2002 as compared to net income of $4,576,000 in the first six months of 2001. The Company had net income of $475,000 in the second quarter of 2002 as compared to net income of $1,571,000 in the second quarter of 2001.

The change in net income for both the six and three month periods of 2002 as compared to the same periods in 2001 are primarily attributable to significantly lower oil and gas prices in 2002. Oil and gas sales of $7,808,000 for the first half of 2002 represented a 43% decrease in sales compared to the first half of 2001. Second quarter 2002 oil and gas sales of $4,363,000 represented a 29% decrease in sales compared to the same period in 2001. District operating income for the first six-month period of 2002 decreased by $1,069,000, or 13%, compared to the same period in 2001. Second quarter 2002 district operating income declined by $791,000, or 18% compared to the second quarter of 2001. Decreases in both periods reflect the results of decreased rates. The tables below summarize production, prices and revenue in the periods under discussion.
	Six months Ended			Three Months Ended
	June 30,			June 30,
	------------------------------------------------------			-------------------------------------------------------
			Increase /			Increase /
	2002	2001	(Decrease)	2002	2001	(Decrease)

Barrels of Oil Produced	152,923	144,104	8,819	73,842	72,188	1,654
Average Price Received	$21.0273	$26.9041	$(5.8768)	$23.3466	$27.3873	$(4.0408)
	---------------	---------------	--------------	---------------	---------------	--------------
Oil Revenue	$3,216,000	$3,877,000	$(661,000)	$1,724,000	$1,977,000	$(253,000)
	---------------	---------------	--------------	---------------	---------------	--------------
Mcf of Gas Produced	1,673,125	1,790,267	(117,142)	827,668	887,394	(59,726)
Average Price Received	$2.7445	$5.5202	$(2.7757)	$3.1882	$4.6512	$(1.4630)
	---------------	---------------	--------------	---------------	---------------	--------------
Gas Revenue	$4,592,000	$9,883,000	$(5,291,000)	$2,639,000	$4,128,000	$(1,489,000)
	---------------	---------------	--------------	---------------	---------------	--------------
Total Oil & Gas Revenue	$7,808,000	$13,760,000	$(5,952,000)	$4,363,000	$6,105,000	$(1,742,000)
	=========	=========	=========	=========	=========	=========

Changes in production are due to the natural decline curves of properties offset by production from properties added during 2001 and the first half of 2002.

Projects in Oklahoma, including the East Wakita and DSR Projects, accounted for over 6,000 barrels and 78,000 Mcf of production during the first half of 2002 over the amounts produced during the first half of 2001. These same projects accounted for 3,400 barrels and 47,000 Mcf of production during the second quarter of 2002 over amounts produced during the same period in 2001. Likewise, new West Texas projects added approximately 8,000 barrels and 7,000 Mcf of production during the first half of 2002, and 5,000 barrels and 4,000 Mcf during the second quarter of 2002 over the amounts produced during the same periods in 2001. The Company's share of Partnership production increased by approximately 6,800 barrels and 59,000 Mcf during the first six months of 2002, and 5,400 barrels and 26,000 Mcf during the second quarter of 2002 compared to the same periods of 2001, respectively, as a result of interests purchased in 2001 and 2002.

Administrative revenue for the first half of 2002 was $737,000 as compared to $788,000 in 2001. Amounts received in both years from certain Partnerships are substantially less than the amounts allocable to those Partnerships under the Partnership agreements. The lower amounts reflect PEMC's efforts to limit costs incurred and the amounts allocated to the Partnerships.

Lease operating expense for the first six months of 2002 declined by 5%, or $284,000, compared to the first six months of 2001 due to reduced production tax expense related to the decline in product prices offset by the lease operating expenses of new properties, including additional Partnership interests.

Other income increased by $290,000 during the first half of 2002 as compared to the first quarter of 2001, due primarily to proceeds received in February 2002 in settlement of a claim for additional drilling costs incurred by the Company in prior years as a result of a third party's negligence.

General and administrative expenses decreased by $465,000, or 20%, in the first half of 2002, and by $233,000, or 19% in the second quarter of 2002 as compared to the same periods in 2001 primarily due to reduced compensation costs in 2002.

Depreciation and depletion of oil and gas properties decreased by 26% or $639,000 for the six months ended June 30, 2002, and by 35% or 496,000 for the three months ended June 30, 2002 as compared to the same periods in the previous year. This decrease is related to the reduced net cost basis of producing properties as a result of prior year depletion charges.

Exploration costs of $383,000 in the first six months of 2002 were incurred in the drilling of a dry hole in Wharton County, Texas. Exploration costs of $297,000 in the first six months of 2001 were primarily attributable to costs associated with two dry hole costs, one in Calhoun County, Texas, and the other in Grant County, Oklahoma.

Interest expense of $369,000 for the first half of 2002 represents a decrease of 30% from the same period in 2001. Interest expense for the second quarter of 2002 decreased by $37,000, or 16% from the amount expensed during the second quarter of 2001. Both decreases are due to significantly lower interest rates in 2002.

Tax expense decreased by $1,358,000 for the first six months of 2002 and by $624,000 for the second quarter of 2002 as compared to the same periods of 2001, reflecting the reduced net income in 2002.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk on its line of credit, which has variable rates based upon the lender's base rate, as defined, and the London Inter-Bank Offered rate. Based on the weighted average balances outstanding during the first half of 2002, a hypothetical 2% increase in the applicable interest rates would have increased interest expense for the first six months ended June 30, 2002 by approximately $181,000.

Oil and gas prices have historically been extremely volatile, and have been particularly so in recent years. The Company did not enter into significant hedging transactions during the first half of 2002, and had no open hedging transactions at June 30, 2002 or December 31, 2001. Declines in domestic oil and gas prices could have a material adverse effect on the Company's revenues, operating results, estimates of economically recoverable reserves and the net revenue there from.

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

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the company was held on June 13, 2002. One matter submitted to the stockholders was the election of fourteen Directors (named below), nominated by management, all of whom were currently serving as Directors. Proxies were solicited pursuant to Regulation 14A under the Securities Act of 1934, definitive copies of which were filed with the Commission. There was no solicitation in opposition to management's nominees, and all of the Directors nominated for the re-election were elected. The number of shares of the Company's common stock outstanding and entitled to vote at the Annual Meeting was 3,763,356. Those persons nominated and elected as Directors, and the number of shares voting for or withheld for each, is shown below. There were no abstentions or broker non-votes.

	For	Withheld
James R. Boldrick	3,056,917	3,038
Samuel R. Campbell	3,037,805	22,150
James E. Clark	3,056,227	3,728
Beverly A. Cummings	3,056,937	3,018
Charles E. Drimal, Jr.	3,056,731	3,224
Matthias Eckenstein	3,056,627	3,328
H. Gifford Fong	3,057,077	2,878
Thomas S. T. Gimbel	3,056,957	2,998
Clint Hurt	3,056,837	3,118
Robert de Rothschild	3,037,715	22,240
Jarvis J. Slade	3,056,737	3,218
Jan K. Smeets	3,057,087	2,868
Gaines Wehrle	3,037,635	22,320
Michael H. Wehrle	3,037,865	22,090

.

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS AND REPORTS ON FORM 8K

    Exhibit 99: Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    Reports on From 8-K: No reports on Form 8-K were filed by the Company during the six months ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PrimeEnergy Corporation
(Registrant)

August 14, 2002	/s/ Charles E. Drimal, Jr.
(Date)	------------------------------
Charles E. Drimal, Jr.
President
Principal Executive Officer

August 14, 2002	/s/ Beverly A. Cummings
(Date)	-------------------------------
Beverly A. Cummings
Executive Vice President
Principal Financial and Accounting Officer