Form 10-Q
period 2002-09-30
PRIMEENERGY CORP
filed 2002-11-14
CIK 56868

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________

FORM 10-Q

/X/ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/   No  / /

The number of shares outstanding of each class of the Registrant's Common Stock as of November 14, 2002 was: Common Stock, $0.10 par value, 3,694,031 shares.

PrimeEnergy Corporation

Index to Form 10-Q

September 30, 2002

Part I - Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets - September 30, 2002 and
December 31, 2001	3 - 4

Consolidated Statements of Operations for the nine months
ended September 30, 2002 and 2001	5

Consolidated Statements of Operations for the three months
ended September 30, 2002 and 2001	6

Consolidated Statement of Stockholders' Equity for the
nine months ended September 30, 2002	7

Consolidated Statements of Cash Flows for the nine months
ended September 30, 2002 and 2001	8

Notes to Consolidated Financial Statements	9 - 19

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	20 - 23

Item 3. Quantitative and Qualitative Disclosures About
Market Risk	24

Part II - Other Information

Item 1. Legal Proceedings	25

Item 2. Changes in Securities and Use of Proceeds	25

Item 3. Defaults Upon Senior Securities	25

Item 4. Submission of Matters to a Vote of Security Holders	25

Item 5. Other Information	25

Item 6. Exhibits And Reports On Form 8-K	25

Signatures	26

PrimeEnergy Corporation Consolidated Balance Sheets September 30, 2002 and December 31, 2001
	September 30,	December 31,
	2002	2001
	(Unaudited)	(Audited)
ASSETS:
Current assets:
Cash and cash equivalents	$1,340,000	$85,000
Restricted cash and cash equivalents (Note 2)	1,308,000	1,174,000
Accounts Receivable (Note 3)	4,181,000	3,798,000
Due from related parties (Note 10)	3,832,000	4,924,000
Prepaid expenses	188,000	64,000
Other current assets (Note 4)	360,000	1,006,000
Deferred income taxes (Note 1)	274,000	274,000
	-----------------	-----------------
Total current assets	11,483,000	11,325,000
	-----------------	-----------------
Property and equipment, at cost (Notes 1 and 5):
Oil and gas properties (successful efforts method):
Proved	70,367,000	63,418,000
Unproved	1,174,000	286,000
Furniture, fixtures and equipment
including leasehold improvements	8,655,000	8,622,000
	-----------------	-----------------
	80,196,000	72,326,000

Accumulated depreciation and depletion	(51,039,000)	(48,039,000)
	-----------------	-----------------
Net property and equipment	29,157,000	24,287,000
	-----------------	-----------------
Other assets	208,000	204,000
	-----------------	-----------------
Total assets	$40,848,000	$35,816,000
	============	============

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation Consolidated Balance Sheets September 30, 2002 and December 31, 2001
	September 30,	December 31,
	2002	2001
	(Unaudited)	(Audited)

LIABILITIES and STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$5,733,000	$5,788,000
Current portion of other long-term
obligations (Notes 7 and 8)	121,000	230,000
Accrued liabilities:
Taxes	302,000	--
Payroll, benefits and related items	932,000	1,157,000
Interest and other	891,000	1,023,000
Due to related parties (Note 10)	1,532,000	983,000
	----------------	-----------------
Total current liabilities	9,511,000	9,181,000
	----------------	-----------------

Long-term bank debt (Note 6)	21,000,000	16,950,000
Other long-term obligations (Note 7)	43,000	8,000
Deferred income taxes (Note 1)	2,314,000	2,314,000
	----------------	-----------------
Total liabilities	32,868,000	28,453,000
	----------------	-----------------
Stockholders' equity:
Preferred stock, $.10 par value,
authorized 5,000,000 shares, none issued
Common stock, $.10 par value, authorized
10,000,000 shares; issued 7,694,970
in 2002 and 2001	769,000	769,000
Paid in capital	11,024,000	11,024,000
Retained earnings	9,106,000	7,919,000
	----------------	-----------------
	20,899,000	19,712,000
Treasury stock, at cost, 3,980,139 common shares
in 2002 and 3,909,102 common shares in 2001	(12,919,000)	(12,349,000)
	----------------	-----------------
Total stockholders' equity	7,980,000	7,363,000
	----------------	-----------------
Total liabilities and equity	$40,848,000	$35,816,000
	===========	============

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation Consolidated Statements of Operations Nine months Ended September 30, 2002 and 2001 (Unaudited)
	2002	2001

Revenue:
Oil and gas sales	$12,824,000	$18,805,000
District operating income	11,383,000	12,991,000
Administrative revenue (Note 10)	1,105,000	1,172,000
Reporting and management fees (Note 10)	235,000	251,000
Interest and other income (Note 11)	623,000	308,000
	----------------	--------------
Total revenue	26,170,000	33,527,000
	----------------	--------------
Costs and expenses:
Lease operating expense	7,797,000	8,261,000
District operating expense	9,582,000	9,897,000
Depreciation and depletion of oil and gas properties	3,150,000	3,915,000
General and administrative expense	2,815,000	3,251,000
Exploration costs	789,000	439,000
Interest expense (Note 6)	564,000	729,000
	----------------	--------------
Total costs and expenses	24,697,000	26,492,000
	----------------	--------------
Income from operations	1,473,000	7,035,000
Gain on sale and exchange of assets	11,000	85,000
	----------------	--------------
Net income before income taxes	1,484,000	7,120,000

Provision for income taxes	297,000	1,914,000
	----------------	--------------
Net income	$1,187,000	$5,206,000
	==========	=========

Basic income per common share (Notes 1 and 12)	$0.32	$1.34

Diluted income per common share (Notes 1 and 12)	$0.27	$1.13

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation Consolidated Statements of Operations Three Months Ended September 30, 2002 and 2001 (Unaudited)
	2002	2001

Revenue:
Oil and gas sales	$5,017,000	$5,045,000
District operating income	3,966,000	4,505,000
Administrative revenue (Note 10)	368,000	384,000
Reporting and management fees (Note 10)	80,000	93,000
Interest and other income (Note 11)	149,000	76,000
	--------------	-------------
Total revenue	9,580,000	10,103,000
	--------------	-------------
Costs and expenses:
Lease operating expense	2,712,000	2,890,000
District operating expense	3,208,000	3,503,000
Depreciation and depletion of oil and gas properties	1,308,000	1,434,000
General and administrative expense	956,000	929,000
Exploration costs	406,000	142,000
Interest expense (Note 6)	195,000	203,000
	--------------	-------------
Total costs and expenses	8,785,000	9,101,000
	--------------	-------------
Income from operations	795,000	1,002,000
Gain on sale and exchange of assets	7,000	48,000
	--------------	-------------
Net income before income taxes	802,000	1,050,000

Provision for income taxes	160,000	420,000
	--------------	-------------
Net income	$642,000	$630,000
	=========	========

Basic income per common share (Notes 1 and 12)	$0.17	$0.16

Diluted income per common share (Notes 1 and 12)	$0.15	$0.14

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Consolidated Statement of Stockholders' Equity

Nine months Ended September 30, 2002

(Unaudited)

	Common Stock		Paid In	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total

Balance at December 31, 2001	7,694,970	$769,000	$11,024,000	$7,919,000	$(12,349,000)	$7,363,000

Purchased 71,037 shares of
common stock					(570,000)	(570,000)

Net income				1,187,000		1,187,000
	-----------	----------	-------------	-------------	--------------	-------------
Balance at September 30, 2002	7,694,970	$769,000	$11,024,000	$9,106,000	$(12,919,000)	$7,980,000
	========	=======	=========	=========	==========	=========

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation Consolidated Statements of Cash Flows Nine months Ended September 30, 2002 and 2001 (Unaudited)
	2002	2001
Cash flows from operating activities:
Net income	$1,187,000	$5,206,000
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, depletion and amortization	4,072,000	4,700,000
Dry hole and abandonment costs	779,000	428,000
Gain on sale of properties	(11,000)	(85,000)
Provision for deferred income taxes	--	1,682,000
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(383,000)	745,000
(Increase) decrease in due from related parties	1,092,000	256,000
(Increase) decrease in other assets	642,000	(570,000)
(Increase) decrease in prepaid expenses	(124,000)	89,000
Decrease (increase) in accounts payable	(189,000)	74,000
Decrease (increase) in accrued liabilities	351,000	(12,000)
Decrease (increase) in due to related parties	549,000	(42,000)
	--------------	---------------
Net cash provided by operating activities	7,965,000	12,471,000
	--------------	---------------
Cash flows from investing activities:
Capital expenditures, including dry hole costs	(10,073,000)	(6,760,000)
Proceeds from sale of property and equipment	11,000	242,000
	--------------	---------------
Net cash used in investing activities	(10,062,000)	(6,518,000)
	--------------	---------------
Cash flows from financing activities:
Purchase of treasury stock	(570,000)	(2,537,000)
Increase in long-term bank debt and other long-term obligations	15,787,000	32,135,000
Repayment of long-term bank debt and other long-term obligations	(11,865,000)	(35,632,000)
Proceeds from exercised stock options	--	130,000
	--------------	---------------
Net cash provided by (used in) financing activities	3,352,000	(5,904,000)
	--------------	---------------
Net increase in cash and cash equivalents	1,255,000	49,000
Cash and cash equivalents at the beginning of the period	85,000	684,000
	--------------	---------------
Cash and cash equivalents at the end of the period	$1,340,000	$733,000
	=========	=========

Supplemental information of non-cash investing and financing activities:

During 2002, the Company recorded additional capital lease obligations in the amount of $54,000 related to computer equipment.

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

September 30, 2002

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

Hedging-

The Company periodically enters into oil and gas financial instruments to manage its exposure to oil and gas price volatility. The oil and gas reference prices upon which the price hedging instruments are based reflect various market indices that have a high degree of historical correlation with actual prices received by the Company.

The financial instruments are accounted for in accordance with Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which established new accounting and reporting requirements for derivative instruments and hedging activities. SFAS No. 133, as amended by SFAS No. 138, requires that all derivative instruments subject to the requirements of the statement be measured at fair market value and recognized as assets or liabilities in the balance sheet. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation is generally established at the inception of a derivative. For derivatives designated as cash flow hedges and meeting the effectiveness guidelines of SFAS No. 133, changes in fair value, to the extent effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value of a derivative resulting from ineffectiveness or an excluded component of the gain/loss is recognized immediately in the statement of operations.

No significant hedging activities were entered into in the nine months ended September 30, 2002 or 2001.

Recently Issued Accounting Standards-

 In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 is intended to improve the transparency of the accounting and reporting for business combinations by requiring that all business combinations be accounted for under a single method - the purchase method. SFAS 141 is effective for all transactions completed after September 30, 2001, except transactions using the pooling-of-interests method that were initiated prior to July 1, 2001. The adoption of SFAS 141 has not had an impact on the Company's consolidated financial statements.

 In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement applies to intangibles and goodwill acquired after September 30, 2001, as well as goodwill and intangibles previously acquired. Under this statement, goodwill as well as other intangibles determined to have an infinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. This statement is effective for the Company for the first quarter in the fiscal year ending December 31, 2002. The adoption of this statement has not had an impact on the Company's consolidated financial statements.

 In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after September 15, 2002. Management has not yet determined the impact on the Company's consolidated financial statements.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." Prior to the adoption of the provisions of SFAS No. 145, generally accepted accounting principles required gains or losses on the early extinguishment of debt be classified in a company's periodic consolidated statements of operations as extraordinary gains or losses, net of associated income taxes, below the determination of income or loss from continuing operations. SFAS No. 145 changes generally accepted accounting principles to require, except in the case of events or transactions of a highly unusual and infrequent nature, gains or losses from the early extinguishment of debt be classified as components of a company's income or loss from continuing operations. The adoption of the provisions of SFAS No. 145 in 2003 is not expected to affect the Company's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 in 2003 is not expected to have an effect on the Company's financial position or results of operations.

(2) Restricted Cash and Cash Equivalents:

Restricted cash and cash equivalents includes $1,308,000 and $1,174,000 at September 30, 2002 and December 31, 2001, respectively, of cash primarily pertaining to undistributed royalty payments. There were corresponding accounts payable recorded at September 30, 2002 and December 31, 2001 for these liabilities.

(3) Accounts Receivable:

Accounts receivable at September 30, 2002 and December 31, 2001 consisted of the following:

	September 30,	December 31,
	2002	2001

Joint Interest Billing	$989,000	$1,372,000
Trade Receivables	1,085,000	1,151,000
Oil and Gas Sales	1,889,000	1,460,000
Other	557,000	154,000
	---------------	----------------
	4,520,000	4,137,000
Less, Allowance for doubtful
accounts	(339,000)	(339,000)
	---------------	----------------
	$4,181,000	$3,798,000
	=========	==========

(4) Other Current Assets:

Other current assets at September 30, 2002 and December 31, 2001 consisted of the following:

	September 30,	December 31,
	2002	2001

Tax overpayments	$--	$708,000
Field service inventory	246,000	268,000
Other	114,000	30,000
	-------------	---------------
Total	$360,000	$1,006,000
	=========	==========

During 2001, the Company estimated that its liability for the 2001 tax year would be approximately $1,000,000, and made estimated tax payments accordingly. Due primarily to a significant investment in tax deductible intangible drilling costs along with a sharp drop in oil and gas prices, the actual tax liability was substantially less. The Company filed for tax refunds during the second quarter of 2002, all of which have been collected as of September 30, 2002.

(5) Property and equipment:

Property and equipment at September 30, 2002 and December 31, 2001 consisted of the following:

	September 30,	December 31,
	2002	2001

Proved oil and gas properties at cost	$70,367,000	$63,418,000
Unproved oil and gas properties at cost	1,174,000	286,000
Less, accumulated depletion
and depreciation	(46,073,000)	(42,924,000)
	----------------	----------------
	25,468,000	20,780,000

Furniture, fixtures and equipment	8,655,000	8,622,000
Less, accumulated depreciation	(4,966,000)	(5,115,000)
	----------------	----------------
	3,689,000	3,507,000
	----------------	----------------
Total net property and equipment	$29,157,000	$24,287,000
	==========	===========

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

The combined average interest rates paid on outstanding borrowings subject to interest at the bank's base rate and on outstanding borrowings bearing interest based upon the LIBO rate were 3.90% during the first nine months of 2002 as compared to 6.59% during the same period of 2001. As of September 30, 2002 and December 31, 2001, the total outstanding borrowings were $21 million and $16.95 million, respectively, with an additional $1 million and $6.05 million available. As of September 30, 2002 and December 31, 2001, respectively, $19.5 million and $16.95 million of the outstanding borrowings were accruing interest at the LIBO rate option.

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

(7) Other Long-Term Obligations:

Other long-term obligations at September 30, 2002 and December 31, 2001 consisted of the following:

	September 30,	December 31,
	2002	2001

Due under oil and gas property
purchase (Note 8)	$100,000	$225,000
Capital lease obligations	64,000	13,000

Less, current portion	(121,000)	(230,000)
	--------------	-------------
	$43,000	$8,000
	=========	=========

(8) Contingent Liabilities:

In connection with the purchase of oil and gas properties located in various counties in Oklahoma in November of 1999, the Company is committed to pay contingent consideration to the seller based upon the performance of the properties purchased. As of December 31, 2001, the total amount of contingent consideration estimated to be paid under the agreement was $225,000, all of which was included in 'Other long-term obligations' on the Balance Sheet. As of September 30, 2002, the total estimated liability was $100,000.

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

(9) Stock Options and Other Compensation:

In May 1989, non-statutory stock options were granted by the Company to key executive officers for the purchase of shares of common stock. At September 30, 2002 and 2001, options on 767,500 were outstanding and exercisable at prices ranging from $1.00 to $1.25.

As of September 30, 2002, PEMC had a marketing agreement with its current President to provide assistance and advice to PEMC in connection with the organization and marketing of oil and gas partnerships and joint ventures and other investment vehicles of which PEMC serves as general or managing partner. The Company had a similar agreement with its former Chairman. Although that agreement has expired, as of September 30, 2002, the former Chairman was still entitled to receive certain payments relating to partnerships formed during the time the agreement was in effect. In October 2002, the President and former Chairman sold and assigned all rights, title and interest related to the Partnerships under all marketing agreements to the Company. The President has been and continues to be entitled to a percentage of the Company's carried interest related to the joint ventures.

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

Due to related parties at September 30, 2002 and December 31, 2001 primarily represent receipts collected by the Company, as agent, from oil and gas sales net of expenses. Receivables from affiliates consist of reimbursable general and administrative costs, lease operating expenses and reimbursements for property acquisitions, development and related costs.

Treasury stock purchases in the first nine months of 2002 and 2001 included shares acquired from related parties. Purchases in the first nine months of 2002 and 2001 include approximately 29,000 shares purchased for a total consideration of $234,000 in 2002, and 165,000 shares purchased for a total consideration of $1,160,000 in 2001.

(11) Other Income:

Included in 'Interest and other income' for the period ending September 30, 2002 are proceeds of $350,000 received in February, 2002 in settlement of a claim for additional drilling costs incurred by the Company in prior years as a result of a third party's negligence.

(12) Income per share:

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:

	Nine months Ended			Nine months Ended
	September 30, 2002			September 30, 2001

	Net Income	Number of	Per Share	Net	Number of	Per Share
		Shares	Amount	Income	Shares	Amount
Net income per
common share	$1,187,000	3,751,412	$0.32	$5,206,000	3,896,138	$1.34
Effect of dilutive
securities:
Options		667,015			723,952
	---------------	--------------	--------	------------	--------------	-------
Diluted net income
per common share	$1,187,000	4,418,427	$0.27	$5,206,000	4,620,090	$1.13
	=========	=========	=====	========	=========	=====

	Three Months Ended			Three Months Ended
	September 30, 2002			September 30, 2001

	Net Income	Number of	Per Share	Net	Number of	Per Share
		Shares	Amount	Income	Shares	Amount
Net income per
common share	$642,000	3,728,555	$0.17	$630,000	3,849,168	$0.16
Effect of dilutive
securities:
Options		666,786			723,077
	-------------	--------------	--------	------------	--------------	-------
Diluted net income
per common share	$642,000	4,395,341	$0.15	$630,000	4,572,245	$0.14
	=========	========	=====	========	========	=====

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

The combined average interest rates paid on outstanding borrowings subject to interest at the bank's base rate and on outstanding borrowings bearing interest based upon the LIBO rate were 3.90% during the first nine months of 2002 as compared to 6.59% during the same period of 2001. As of September 30, 2002 and December 31, 2001, the total outstanding borrowings were $21 million and $16.95 million, respectively, with an additional $1 million and $6.05 million available. As of September 30, 2002 and December 31, 2001, respectively, $19.5 million and $16.95 million of the outstanding borrowings were accruing interest at the LIBO rate option.

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

The Company spent approximately $8,626,000 on the acquisition, exploration and development of oil and gas properties in the first nine months of 2002, including $651,000 spent to repurchase limited partner interests from investors in the oil and gas partnerships.

The Company also spent approximately $921,000 on field service equipment, and $162,000 on computer hardware and software in the first nine months of 2002.

The Company spent $570,000 in the first nine months of 2002 to acquire treasury stock.

Most of the Company's capital spending is discretionary and the ultimate level of spending will be dependent on the Company's assessment of the oil and gas business, the availability of capital, the number of oil and gas prospects, and oil and gas business opportunities in general.

RESULTS OF OPERATIONS

The Company had net income of $1,187,000 for the nine months ended September 30, 2002 as compared to net income of $5,206,000 in the first nine months of 2001. The Company had net income of $642,000 in the third quarter of 2002 as compared to net income of $630,000 in the third quarter of 2001.

The change in net income for the nine- month period of 2002 as compared to the same period in 2001 is primarily attributable to significantly lower oil and gas prices during 2002 along with increased exploration costs associated with increased drilling activities.

Oil and gas sales of $12,824,000 for the first nine months of 2002 represented a 32% decrease in sales compared to the first nine months of 2001. Third quarter 2002 oil and gas sales of $5,017,000 represented a 1% decrease in sales compared to the same period in 2001. The tables below summarize production, prices and revenue in the periods under discussion.
	Nine months Ended			Three Months Ended
	September 30,			September 30,
	------------------------------------------------------			-------------------------------------------------------
			Increase /			Increase /
	2002	2001	(Decrease)	2002	2001	(Decrease)

Barrels of Oil Produced	240,499	227,224	13,275	87,577	83,120	4,457
Average Price Received	$22.5525	$26.2287	$(3.6762)	$25.2158	$25.0576	$0.1582
	---------------	---------------	--------------	---------------	---------------	--------------
Oil Revenue	$5,424,000	$5,960,000	$(536,000)	$2,208,000	$2,083,000	$125,000
	---------------	---------------	--------------	---------------	---------------	--------------
Mcf of Gas Produced	2,650,232	2,731,406	(81,174)	977,107	941,139	35,968
Average Price Received	$2.7924	$4.7025	$(1.9101)	$2.8743	$3.1471	$(0.2728)
	---------------	---------------	--------------	---------------	---------------	--------------
Gas Revenue	$7,400,000	$12,845,000	$(5,445,000)	$2,809,000	$2,962,000	$(153,000)
	---------------	---------------	--------------	---------------	---------------	--------------
Total Oil & Gas Revenue	$12,824,000	$18,805,000	$(5,981,000)	$5,017,000	$5,045,000	$(28,000)
	=========	=========	=========	=========	=========	=========

Changes in production are due to the natural decline curves of properties offset by production from properties added during 2001 and the first nine months of 2002.

Projects in Oklahoma, including the East Wakita and DSR Projects, accounted for approximately 10,800 barrels and 155,000 Mcf of production during the first nine months of 2002 over the amounts produced during the same period of 2001. These same projects accounted for an additional 4,300 barrels and 76,000 Mcf of production during the third quarter of 2002 over amounts produced during the third quarter in 2001. Likewise, new West Texas projects added approximately 18,500 barrels and 43,000 Mcf of production during the first nine months of 2002, and 10,600 barrels and 35,500 Mcf during the third quarter of 2002 over the amounts produced during the same periods in 2001. The Company's share of Partnership production increased by approximately 1,500 barrels and 88,000 Mcf during the first nine months of 2002 compared to the first nine months of 2001 as a result of interests purchased in 2001 and 2002.

Administrative revenue for the first nine months of 2002 was $1,105,000 as compared to $1,172,000 in 2001. Amounts received in both years from certain Partnerships are substantially less than the amounts allocable to those Partnerships under the Partnership agreements. The lower amounts reflect PEMC's efforts to limit costs incurred and the amounts allocated to the Partnerships.

Lease operating expense declined by 6% in both the nine and three month periods ended September 30, 2002 as compared to the same periods of 2001 due to reduced production tax expense related to the decline in product prices offset by the lease operating expenses of new properties, including additional Partnership interests.

Other income increased by $393,000 during the first nine months of 2002 as compared to the same period of 2001, due primarily to proceeds received in February 2002 in settlement of a claim for additional drilling costs incurred by the Company in prior years as a result of a third party's negligence.

The Company receives reimbursement for costs incurred related to the evaluation, acquisition and development of properties in which interests are owned by its joint venture partners, related partnerships and trusts. To the extent that these costs are expended by PEMC, such reimbursements reduce total general and administrative expenses. To the extent that these costs are expended at the district level, the reimbursements reduce total district operating expense. Such reimbursement totaled $150,000 during the first nine months of 2002, as compared to $303,000 received in the same period of 2001.

General and administrative expenses decreased by $436,000, or 13%, in the first nine months of 2002, This decrease is primarily due to reduced compensation costs in 2002 offset by reduced cost reimbursements described above.

District operating income for the first nine-month period of 2002 decreased by $1,608,000, or 12%, compared to the same period in 2001. Third quarter 2002 district operating income declined by $539,000, or 12% compared to the third quarter of 2001. Decreases in both periods reflect decreased utilization of equipment and lower rates charged for services related to the change in commodity prices. District operating expense in 2002 declined in the first nine months by $315,000 and in the third quarter by $295,000 as compared to the same periods in 2001. This decrease in both periods was due to reduced compensation costs in 2002 partially offset by increased depreciation expense on field equipment purchased in the fourth quarter of 2001 and in 2002.

Depreciation and depletion of oil and gas properties decreased by 20% or $765,000 for the nine months ended September 30, 2002, and by 9% or 126,000 for the three months ended

September 30, 2002 as compared to the same periods in the previous year. This decrease is related to the reduced net cost basis of producing properties as a result of prior year depletion charges.

Exploration costs of $789,000 in the first nine months of 2002 were incurred in the drilling of three prospects located in Wharton, Harris and Gaines Counties, Texas. Exploration costs of $439,000 in the first nine months of 2001 were primarily attributable to dry hole costs associated with three wells, one drilled in Calhoun County, Texas, one in Grant County, Oklahoma and one in Zavala County, Texas. The 2002 drilling activities in Harris and Gaines Counties, Texas were performed in the third quarter, accounting for the increase of $264,000 as compared to the third quarter of 2001.

Interest expense of $564,000 for the first nine months of 2002 represents a decrease of 23% from the same period in 2001. Interest expense for the third quarter of 2002 decreased by $8,000, or 4% from the amount expensed during the third quarter of 2001. Both decreases are due to significantly lower interest rates in 2002.

Tax expense declined by $1,617,000 for the first nine months of 2002, and by $260,000 for the third quarter of 2002 as compared to the same periods of 2001, reflecting the reduced net income for the nine month period in 2002, as well as $1,682,000 in deferred tax liability, a non-cash item, recorded in the third quarter of 2001.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk on its line of credit, which has variable rates based upon the lender's base rate, as defined, and the London Inter-Bank Offered rate. Based on the weighted average balances outstanding during the first nine months of 2002, a hypothetical 2% increase in the applicable interest rates would have increased interest expense for the nine month period ended September 30, 2002 by approximately $278,000.

Oil and gas prices have historically been extremely volatile, and have been particularly so in recent years. The Company did not enter into significant hedging transactions during the first nine months of 2002. Declines in domestic oil and gas prices could have a material adverse effect on the Company's revenues, operating results, estimates of economically recoverable reserves and the net revenue there from.

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

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS AND REPORTS ON FORM 8K

    Exhibit 99: Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    Reports on From 8-K: No reports on Form 8-K were filed by the Company during the nine months ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PrimeEnergy Corporation
(Registrant)

November 14, 2002	/s/ Charles E. Drimal, Jr.
(Date)	------------------------------
Charles E. Drimal, Jr.
President
Principal Executive Officer

November 14, 2002	/s/ Beverly A. Cummings
(Date)	-------------------------------
Beverly A. Cummings
Executive Vice President
Principal Financial and Accounting Officer