Form 10-Q/A
period 2002-09-30
PRIMEENERGY CORP
filed 2002-12-03
CIK 56868

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________

FORM 10-Q/A

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

Explanatory Note:

This Amendment to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2002 appends Part I - Financial Information to include Item 4. Controls and Procedures, and adds Certifications by the Registrant's chief executive and chief financial officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Both omissions from the original Form 10-Q filed on November 14, 2002 were due to word processing errors.

PrimeEnergy Corporation
Index to Form 10-Q/A
September 30, 2002

Form 10-Q as amended to include Part I - Item 4 and Certifications	3 - 31

Signatures	32

Certifications	32 - 35

Exhibit 99.1: Certification Pursuant to 18 U.S.C. Section 1350, as adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

PrimeEnergy Corporation
Index to Form 10-Q
September 30, 2002

Part I - Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets - September 30, 2002 and
December 31, 2001	3 - 4

Consolidated Statements of Operations for the nine months
ended September 30, 2002 and 2001	5

Consolidated Statements of Operations for the three months
ended September 30, 2002 and 2001	6

Consolidated Statement of Stockholders' Equity for the
nine months ended September 30, 2002	7

Consolidated Statements of Cash Flows for the nine months
ended September 30, 2002 and 2001	8

Notes to Consolidated Financial Statements	9 - 19

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	20 - 23

Item 3. Quantitative and Qualitative Disclosures About
Market Risk	24

Item 4. Controls and Procedures

Part II - Other Information

Item 1. Legal Proceedings	25

Item 2. Changes in Securities and Use of Proceeds	25

Item 3. Defaults Upon Senior Securities	25

Item 4. Submission of Matters to a Vote of Security Holders	25

Item 5. Other Information	25

Item 6. Exhibits And Reports On Form 8-K	25

Signatures	26

Certifications	26 - 29

PrimeEnergy Corporation Consolidated Balance Sheets September 30, 2002 and December 31, 2001
	September 30,	December 31,
	2002	2001
	(Unaudited)	(Audited)
ASSETS:
Current assets:
Cash and cash equivalents	$1,340,000	$85,000
Restricted cash and cash equivalents (Note 2)	1,308,000	1,174,000
Accounts Receivable (Note 3)	4,181,000	3,798,000
Due from related parties (Note 10)	3,832,000	4,924,000
Prepaid expenses	188,000	64,000
Other current assets (Note 4)	360,000	1,006,000
Deferred income taxes (Note 1)	274,000	274,000
	-----------------	-----------------
Total current assets	11,483,000	11,325,000
	-----------------	-----------------
Property and equipment, at cost (Notes 1 and 5):
Oil and gas properties (successful efforts method):
Proved	70,367,000	63,418,000
Unproved	1,174,000	286,000
Furniture, fixtures and equipment
including leasehold improvements	8,655,000	8,622,000
	-----------------	-----------------
	80,196,000	72,326,000

Accumulated depreciation and depletion	(51,039,000)	(48,039,000)
	-----------------	-----------------
Net property and equipment	29,157,000	24,287,000
	-----------------	-----------------
Other assets	208,000	204,000
	-----------------	-----------------
Total assets	$40,848,000	$35,816,000
	============	============

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation Consolidated Balance Sheets September 30, 2002 and December 31, 2001
	September 30,	December 31,
	2002	2001
	(Unaudited)	(Audited)

LIABILITIES and STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$5,733,000	$5,788,000
Current portion of other long-term
obligations (Notes 7 and 8)	121,000	230,000
Accrued liabilities:
Taxes	302,000	--
Payroll, benefits and related items	932,000	1,157,000
Interest and other	891,000	1,023,000
Due to related parties (Note 10)	1,532,000	983,000
	----------------	-----------------
Total current liabilities	9,511,000	9,181,000
	----------------	-----------------

Long-term bank debt (Note 6)	21,000,000	16,950,000
Other long-term obligations (Note 7)	43,000	8,000
Deferred income taxes (Note 1)	2,314,000	2,314,000
	----------------	-----------------
Total liabilities	32,868,000	28,453,000
	----------------	-----------------
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

Item 4. CONTROLS AND PROCEDURES

PrimeEnergy Corporation's chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days prior to the filing date of this quarterly report. Based on their evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor have there been any corrective actions with regard to significant deficiencies or material weaknesses.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PrimeEnergy Corporation
(Registrant)

November 14, 2002	/s/ Charles E. Drimal, Jr.
(Date)	------------------------------
Charles E. Drimal, Jr.
President
Principal Executive Officer

November 14, 2002	/s/ Beverly A. Cummings
(Date)	-------------------------------
Beverly A. Cummings
Executive Vice President
Principal Financial and Accounting Officer

CERTIFICATION

I, Charles E. Drimal, Jr. certify that:

1. I have reviewed this quarterly report on Form 10-Q of PrimeEnergy Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By:	/s/ Charles E. Drimal, Jr. --------------------------------------- Charles, E. Drimal, Jr. Chief Executive Officer

CERTIFICATION

I, Beverly A. Cummings certify that:

1. I have reviewed this quarterly report on Form 10-Q of PrimeEnergy Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By:	/s/Beverly A. Cummings -------------------------------- Beverly A. Cummings Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PrimeEnergy Corporation
(Registrant)

December 3, 2002	/s/ Charles E. Drimal, Jr.
(Date)	------------------------------
Charles E. Drimal, Jr.
President
Principal Executive Officer

December 3, 2002	/s/ Beverly A. Cummings
(Date)	-------------------------------
Beverly A. Cummings
Executive Vice President
Principal Financial and Accounting Officer

CERTIFICATION

I, Charles E. Drimal, Jr. certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of PrimeEnergy Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 3, 2002	By:	/s/ Charles E. Drimal, Jr. --------------------------------------- Charles, E. Drimal, Jr. Chief Executive Officer

CERTIFICATION

I, Beverly A. Cummings certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of PrimeEnergy Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 3, 2002	By:	/s/Beverly A. Cummings -------------------------------- Beverly A. Cummings Chief Financial Officer