Form 10-K
period 2002-12-31
PRIMEENERGY CORP
filed 2003-04-03
CIK 56868

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

(Mark One)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION  13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM ________ TO ________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is an accelerated filer as defined
in Exchange Act Rule 12-b-2.                                      Yes [ ] No [X]

The aggregate market value of the voting stock of the Registrant held by non-affiliates, computed on the average bid and asked prices of such stock in the over-the-counter market, as of March 25, 2003, was $8,642,432.

The number of shares outstanding of each class of the Registrant's Common Stock as of March 25, 2002 was: Common Stock, $0.10 par value, 3,695,311.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's proxy statement to be furnished to stockholders in connection with its Annual Meeting of Stockholders to be held in June, 2003, are incorporated by reference in Part III hereof.

                             PRIMEENERGY CORPORATION

                             FORM 10-K ANNUAL REPORT
                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 2002

                                     PART I

ITEM 1. BUSINESS.

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

       The Company is engaged generally in the oil and gas business through the acquisition, exploration, development, and production of crude oil and natural gas. The Company's properties are located primarily in Texas, Oklahoma, West Virginia and Louisiana. The Company's wholly-owned subsidiary, PrimeEnergy Management Corporation ("PEMC"), acts as the managing general partner in 38 oil and gas limited partnerships (the "Partnerships") of which three are publicly held, and acts as the managing trustee of two asset and income business trusts ("the Trusts"). The Company, through its wholly-owned subsidiaries Prime Operating Company, Southwest Oilfield Construction Company, Eastern Oil Well Service Company and EOWS Midland Company, acts as operator and provides well servicing support operations for many of the oil and gas wells in which the Partnerships, the Trusts and the Company have an interest, as well as for third parties, primarily in Texas, Oklahoma and West Virginia. The Company is also active in the acquisition of producing oil and gas properties through joint ventures with industry partners and private investors.

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

       Since 1975, PEMC has sponsored a total of 59 limited partnerships, 22 of which were offered publicly and 37 of which were offered in private placements and two Delaware business trusts, both of which were offered publicly. The aggregate number of limited partners in the Partnerships and beneficial owners of the Trusts now administered by PEMC is approximately 5,000. The Partnership and Trust interests were sold by broker-dealers which are members of the National Association of Securities Dealers, Inc. through a managing dealer. The total funds contributed to the Partnerships and Trusts was about $157,550,000.

       A significant portion of the Company's business is conducted through the Partnerships and Trusts, either through its ownership of interests in various properties derived through the Partnerships and Trusts, or as operator of, and a provider of oilfield services for, oil and gas wells in which the Partnerships and Trusts have interests.

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


WELL OPERATIONS

       The Company's operations are conducted through a central office in Houston, Texas, and district offices in Houston and Midland, Texas, Oklahoma City, Oklahoma, and Charleston, West Virginia. The Company currently operates 1,550 oil and gas wells, 434 through the Houston office, 162 through the Midland office, 458 through the Oklahoma City office and 496 through the Charleston, West Virginia office. Substantially all of the wells operated by the Company are wells in which the Company, the Partnerships, the Trusts or our joint venture partners have an interest.

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


RECENT ACTIVITIES

       During 2002, the Company continued the development of existing properties in Oklahoma and Texas, and participated in exploratory drilling in Texas. Drilling activity in 2002 on the East Wakita and DSR prospects in Oklahoma resulted in nine producers. Two additional wells were drilled in 2003 and are waiting on pipeline connections. Drilling activity in Gaines County, Texas resulted in production from two wells and additional potential for development in 2003.

       The Company's exploration program continues to identify prospects to be evaluated. During 2002, four prospects were drilled resulting in two producers and two dry holes. Drilling in 2003 has resulted in one successful well and one dry hole. The Company expects to continue testing prospects in various counties in Texas during the balance of 2003.

       The Company is committed to offer to repurchase the interests of the limited partners and trust unitholders in certain of the Partnerships, as described more fully in Note 7 of the Financial Statements. During 2002, the Company purchased such interests in an amount totaling $1,203,500.

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

         Summaries of the Company's oil and gas drilling activities, oil and gas production, and undeveloped leasehold, mineral and royalty interests are set forth under Item 2., "Properties," below. Summaries of the Company's oil and gas reserves, future net revenue and present value of future net revenue are also set forth under Item 2., "Properties - Reserves" below.


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

         The Mineral Leasing Act of 1930 ("Mineral Act") prohibits direct or indirect ownership of any interest in federal onshore oil and gas leases by a foreign citizen of a country that denies "similar or like privileges' to citizens of the United States. Such restrictions on citizens of a "non-reciprocal" country include ownership or holding or controlling stock in a corporation that holds a federal onshore oil and gas lease. If this restriction is violated, the Company's lease can be canceled in a proceeding instituted by the United States Attorney General. Although the regulations of the BLM (which administers the Mineral Act) provide for agency designations of non-reciprocal countries, there are presently no such designations in effect. The Company owns interests in federal onshore oil and gas leases. It is possible that Common Stock could be acquired by citizens of foreign countries, which at some time in the future might be determined to be non-reciprocal under the Mineral Act.


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

        Texon Distributing L.P.             18.6%
        Unimark LLC                         20.1%
        Plains All American, Inc.           10.1%

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


EMPLOYEES

         At March 25, 2003, the Company had 196 full-time and 5 part-time employees, 17 of whom were employed by the Company at its principal offices in Stamford, Connecticut, 22 in Houston, Texas, at the offices of Prime Operating Company, Eastern Oil Well Service Company and EOWS Midland Company and 162 employees who were primarily involved in the district operations of the Company in Houston and Midland, Texas, Oklahoma City, Oklahoma and Charleston, West Virginia.


ITEM 2. PROPERTIES.

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

         The following table sets forth the exploratory and development drilling experience with respect to wells in which the Company participated during the five years ended December 31, 2002.

                     2002             2001               2000              1999              1998
               ---------------   ---------------   ---------------   ---------------   ---------------
                Gross     Net    Gross     Net     Gross     Net     Gross     Net     Gross      Net
               ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
Exploratory:
    Oil             1        1        1    1.000       --       --        1     .300        1     .468
    Gas             1      .25        1     .602        3    1.279        1     .683        2     .387
    Dry             4     2.50       --       --        2     .276        2     .510        2     .686
Development:
    Oil             2     1.25        1     .500       --       --       --       --        1     .145
    Gas            10     7.59        7    4.926        7    4.134        2     .015        5     .316
    Dry             6     5.30        2    1.585       --       --        2     .745       --       --
Total:
    Oil             3     2.25        2    1.500       --       --        1     .300        2     .613
    Gas            11     7.84        8    5.528       10    5.413        3     .698        7     .703
    Dry            10     7.80        2    1.585        2     .276        4    1.255        2     .686
               ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
                   24    17.89       12    8.613       12    5.689        8    2.253       11    2.002
               ======   ======   ======   ======   ======   ======   ======   ======   ======   ======

OIL AND GAS PRODUCTION

       As of December 31, 2002, the Company had ownership interests in the following numbers of gross and net producing oil and gas wells and gross and net producing acres (1).

                                             Gross              Net
                                            -------            ------
             Producing wells(1)
                         Oil Wells              891            244.85
                         Gas Wells            1,156            297.64
             Producing Acres                269,298            68,657

(1) A gross well or gross acre is a well or an acre in which a working interest is owned. A net well or net is the sum of the fractional revenue interests owned in gross wells or gross acres. Wells are classified by their primary product. Some wells produce both oil and gas.

      The following table shows the Company's net production of crude oil and natural gas for each of the five years ended December 31, 2002. "Net" production is net after royalty interests of others are deducted and is determined by multiplying the gross production volume of properties in which the Company has an interest by percentage of the leasehold, mineral or royalty interest owned by the Company.


                                    2002              2001            2000           1999           1998
                                  ---------         ---------       ---------      ---------      ---------
Oil (barrels) ................      321,000           306,000         298,000        264,000        277,000
Gas (Mcf) ....................    3,540,000         3,764,000       3,930,000      3,289,000      3,621,000

       The following table sets forth the Company's average sales price per barrel of crude oil and average sales prices per one thousand cubic feet ("Mcf") of gas, together with the Company's average production costs per unit of production for the five years ended December 31, 2002.

                                            2002              2001            2000            1999            1998
                                        ------------     ------------     ------------     -----------     ----------
Average sales price per barrel ......   $      23.37            24.92            28.34           15.71          12.39
Average sales price Per Mcf .........   $       3.06             4.08             3.76            2.32           2.19
Average production costs per net
  equivalent barrel(1) ..............   $      11.80            11.88             9.57            7.76           7.60

----------

(1)  Net equivalent barrels are computed at a rate of 6 Mcf per barrel.

UNDEVELOPED ACREAGE

         The following table sets forth the approximate gross and net undeveloped acreage in which the Company has leasehold, mineral and royalty interests as of December 31, 2002. "Undeveloped acreage" is that acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves.

                         Leasehold                      Mineral                      Royalty
                         Interests                     Interests                    Interests
                 -------------------------     -------------------------     -------------------------
                    Gross          Net           Gross           Net           Gross           Net
   State            Acres         Acres          Acres          Acres          Acres          Acres
------------     ----------     ----------     ----------     ----------     ----------     ----------
Colorado                 --             --            799             23             --             --
Montana                  --             --         13,984             59            786              5
Nebraska                 --             --          2,553            331             --             --
North Dakota             --             --            640              1             --             --
Oklahoma              6,462          3,228            320              1             --             --
Texas                 8,411          5,472            680             16             --             --
Wyoming               1,000            125           5043             35            140             35
                 ----------     ----------     ----------     ----------     ----------     ----------
TOTAL                15,873          8,825         24,019            466            926             40
                 ==========     ==========     ==========     ==========     ==========     ==========


RESERVES

         The Company's interests in proved developed and undeveloped oil and gas properties have been evaluated by Ryder Scott & Company L.P. for the years ended December 31, 1998, 1999, 2000, 2001 and 2002. All of the Company's reserves are located within the continental United States. The following table summarizes the Company's oil and gas reserves at each of the respective dates (figures rounded):

                   Reserve Category
                   Proved Developed             Proved Undeveloped                  Total
               -------------------------     -------------------------     -------------------------
 As of             Oil            Gas            Oil            Gas           Oil            Gas
 12-31           (bbls)          (Mcf)          (bbls)         (Mcf)         (bbls)         (Mcf)
----------     ----------     ----------     ----------     ----------     ----------     ----------
 1998           1,122,000     17,341,000         78,000             --      1,200,000     17,341,000
 1999           2,110,000     22,046,000             --        156,000      2,110,000     22,202,000
 2000           2,362,000     27,029,000             --             --      2,362,000     27,029,000
 2001           1,996,000     24,266,000             --        453,000      1,996,000     24,719,000
 2002           2,319,000     29,917,000             --             --      2,319,000     29,917,000

         The estimated future net revenue (using current prices and costs as of those dates, exclusive of income taxes) and the present value of future net revenue (at a 10% discount for estimated timing of cash flow) for the Company's proved developed and proved undeveloped oil and gas reserves at the end of each of the five years ended December 31, 2002, are summarized as follows (figures rounded):

                 Proved Developed                 Proved Undeveloped                      Total
          ------------------------------    -------------------------------   ------------------------------
                           Present Value                      Present Value   Present Value
 As of     Future Net        Of Future       Future Net         Of Future      Future Net        Of Future
 12-31       Revenue        Net Revenue        Revenue         Net Revenue       Revenue        Net Revenue
 -----    ------------      ------------    -------------     -------------   -------------    -------------
 1998     $ 20,839,000       13,444,000          359,000          212,000       21,198,000       13,656,000
 1999     $ 41,103,000       26,057,000          258,000          151,000       41,361,000       26,208,000
 2000     $199,376,000      113,137,000               --               --      199,376,000      113,137,000
 2001     $ 41,086,000       24,653,000          957,000          629,000       42,043,000       25,282,000
 2002     $ 97,600,000       56,855,000               --               --       97,600,000       56,855,000

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

         The spot prices for gas at December 31, 2002 and 2001 were $4.75 and $2.63 per MMBTU, respectively. The range of spot prices during the year 2002 was a low of $1.98 and a high of $5.05 and the average was $3.38. The range during the first quarter of 2003 has been from $4.88 to $9.50 with an average of $6.62. The recent futures market prices have been around $5.00.

         The NYMEX price for oil at December 31, 2002 and 2001 was $31.23 and $19.84 per barrel, respectively. The range of NYMEX prices during the year 2002 was a low of $17.97 and a high of $32.49 and the average was $26.15. The range during the first quarter of 2003 has been from $30.56 to $37.83 with an average of $33.89. The recent futures market prices have fluctuated around $30.

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

         Since January 1, 2003, the Company has not filed any estimates of its oil and gas reserves with, nor were any such estimates included in any reports to, any federal authority or agency, other than the Securities and Exchange Commission, except Form EIA-23, Annual Survey of Domestic Oil and Gas Reserves, filed with The Energy Information Administration of the U.S. Department of Energy.


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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         No matters were submitted during the fourth quarter of the fiscal year ended December 31, 2002, to a vote of the Company's security-holders through the solicitation of proxies or otherwise.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is traded in the NASDAQ Stock Market, trading symbol "PNRG". The high and low bid quotations for each quarterly period during the two years ended December 31, 2002, were as follows:

              2002                         High            Low                       2001                 High           Low
--------------------------------        ----------     ----------           ------------------------    ---------     ---------
First Quarter ..................        $     8.53     $     7.90           First Quarter ..........    $    6.56     $    6.49
Second Quarter .................              9.07           8.00           Second Quarter .........         8.11          7.75
Third Quarter ..................              9.01           8.00           Third Quarter ..........         8.47          8.30
Fourth Quarter .................              8.25           8.00           Fourth Quarter .........         8.00          7.95


The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

         The approximate number of record holders of the Company's Common Stock as of March 25, 2003 was 1,025.

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

                                       2002            2001            2000            1999             1998
                                    -----------     -----------     -----------     -----------      -----------
Revenues                            $35,934,000      42,408,000      39,182,000      25,520,000       24,795,000
Income (loss) from operations       $ 2,168,000       6,968,000       6,148,000      (2,116,000)      (2,061,000)
Net Income (loss)                   $ 1,757,000       5,413,000       5,365,000      (2,138,000)      (1,692,000)
Income (loss) per common share      $      0.47            1.39            1.26           (0.48)           (0.38)
Net Cash provided by operations     $ 9,644,000      12,313,000      11,498,000       7,677,000        6,846,000
Total Assets                        $44,887,000      35,816,000      35,094,000      30,475,000       28,611,000
Long-term obligations               $23,734,000      16,958,000      18,213,000      19,217,000       16,505,000
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

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operations was $9,644,000 in 2002, $12,313,000 in 2001, and $11,498,000 in 2000.

         As of December, 2002, the Company entered in to a credit agreement with a new primary lender. The Company and the lender agreed to amend and restate in its entirety the credit agreement dated April 26, 1995 between the Company and its predecessor lender. This agreement will continue to provide for borrowings under a Master Note. Advances under the agreement, as amended, are limited to the borrowing base as defined in the agreement. The borrowing base is re-determined by the lender on a semi-annual basis. The current borrowing base is $25 million and includes a Term Loan of $4 million. The Term Loan will be paid back in monthly installments of $66,667 beginning January 2003 and continuing until December 19, 2004, when such Term Loan shall be paid in full. The credit agreement provides for interest on outstanding borrowings at the bank's base rate, as defined, payable monthly, or at rates 2% over the London Inter-Bank Offered Rate (LIBO rate) payable at the end of the applicable interest period.

         The Company had been party to a series of credit agreements with its former lender or its predecessors since 1983. The agreement, entered into in April 1995, provided for borrowings under a Master Note. Advances under the agreement, as amended, were limited to the borrowing base as defined in the agreement and re-determined by the lender on a semi-annual basis. Since the beginning of 2000, the borrowing base ranged from $20 million to $23.7 million. The credit agreement provided for interest on outstanding borrowings at the bank's base rate, as defined, payable monthly, or at rates ranging from 1 1/2% to 2% over the London Inter-Bank Offered Rate (LIBO rate) depending upon the Company's utilization of the available line of credit, payable at the end of the applicable interest period. This credit agreement was assigned to the Company's primary lender effective December 2002.

         The average interest rates paid on outstanding borrowings subject to interest at the bank's base rate during 2002 and 2001 were 4.25% and 6.92%, respectively. During the same periods, the average rates paid on outstanding borrowings bearing interest based upon the LIBO rate were 3.59% and 5.98% As of December 31,

2002 and 2001, the total outstanding borrowings were $24,500,000 and $16,950,000, respectively, with an additional $500,000 and $6,050,000 available. As of December 31, 2001 $14,950,000 of the amounts outstanding accrued interest at the LIBO rate option.

         The Company's oil and gas properties as well as certain receivables and equipment are pledged as security under the credit agreement. The agreement requires the Company to maintain, as defined, a minimum current ratio, tangible net worth, debt coverage ratio and interest coverage ratio, and restrictions are placed on the payment of dividends and the amount of treasury stock the Company may purchase.

         The Company spent approximately $3,000,000 developing the East Wakita field during 2002. Seven successful wells were drilled on this property in 2002, and two more successful wells were drilled in the first quarter of 2003. Further development of this prospect is planned for the future.

         The Company spent $2,200,000 developing the DSR prospect in Garvin County, Oklahoma. First sales from this field occurred in January 2002. Additional development of this field is planned for 2003.

         In total, the Company spent $13,186,000 on the acquisition and development of oil and gas properties during 2002, including $1,203,500 spent to repurchase partnership interests from investors in its oil and gas partnerships.

         The Company spent $1,310,000 on field service equipment during 2002, and an additional $180,000 on computers, software and related equipment. The Company spent $745,000 to repurchase shares of its treasury stock in 2002. As of the date of this Report, the Company had spent an additional $27,000 on treasury stock purchases in 2003.

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


RESULTS OF OPERATIONS:

         2002 AS COMPARED TO 2001

         The Company had net income of $1,757,000 in 2002 as compared to $5,413,000 in 2001. The decrease in net income is primarily due to lower commodity prices.

         Oil and gas sales were $18,330,000 in 2002 as compared to $22,998,000 in 2001 A chart summarizing oil and gas production and revenue, including the Company's share of production and revenue from the Partnerships, follows.

                               2002            2001       Increase (Decrease)
                            -----------     -----------   -------------------
Barrels of Oil Produced         321,384         306,016             15,368
Average Price Received      $     23.37     $   24.9199        $   (1.5499)
                            -----------     -----------

Oil Revenue                 $ 7,510,000     $ 7,626,000        $  (117,000)
                            -----------     -----------

Mcf of Gas Produced           3,540,000       3,763,605           (259,605)
Average Price Received      $    3.0564     $    4.0843        $   (1.0279)
                            -----------     -----------

Gas Revenue                 $10,820,000     $15,372,000        $(4,552,000)
                            -----------     -----------

Total Oil & Gas Revenue     $18,330,000     $22,998,000        $(4,668,000)
                            ===========     ===========

         District operating income decreased from $17,082,000 in 2001 to $15,308,000 in 2002. This decrease is due to reduced utilization of equipment combined with discounted rates in effect during the first half of 2002.

         Lease operating expenses decreased by 8% to $10,210,000 in 2002 as compared to $11,083,000 in 2001. The difference is attributable to production taxes related to lower prices combined with discounts on expenses due to the weak price environment in the first half of 2002.

         Administrative revenue, which represents the reimbursement of general and administrative overhead expended on behalf of the Partnerships and the Company's joint venture partners decreased by 4% to $1,473,000 in 2002 as compared to $1,535,000 in 2001. In both years, amounts received from certain of the Partnerships were substantially less than the amounts allocable to these Partnerships under the partnership agreements. The lower amounts reflect PEMC's continuing efforts to reduce costs, both incurred and allocated to the Partnerships.

         Reporting and management fees are earned from providing the accounting and reporting functions for certain of the Partnerships.

         The Company receives reimbursement for costs incurred related to the evaluation and acquisition of properties on behalf of the Partnerships and other joint venture partners. To the extent that these property acquisition costs are expended at the district level, the reimbursements are recorded as a reduction of total district operating expenses. When expenses are incurred at the corporate headquarters level, such reimbursements are recorded as a reduction of total general and administrative expenses. During 2002 and 2001, the Company's total reimbursements for property acquisition costs were approximately $450,000 and $558,000, respectively.

         General and administrative expenses increased to $4,888,000 in 2002 as compared to $4,310,000 in 2001. This increase reflects the change in cost reimbursement combined with an increase in the Company's share of general and administrative expenses incurred by the Partnerships.

         Depreciation and depletion of oil and gas properties decreased by 12% to $3,988,000 in 2002 as compared to $4,522,000 in 2001 as a result of increases in estimates of proved reserves.

         Exploration costs of $894,000 were incurred during 2002 drilling five dry holes. Exploration costs of $509,000 in 2001 consist primarily of the cost of three dry holes drilled in 2001.

         Interest expense declined to $766,000 in 2002 as compared to $895,000 in 2001 due to a combination of lower interest rates and lower average outstanding debt. The average interest rates paid on outstanding borrowings subject to interest at the bank's base rate during 2002 and 2001 were 4.25% and 6.92%, respectively. During the same periods, the average rates paid on outstanding borrowings bearing interest based upon the LIBO rate were 3.58% and 5.98%. As of December 31, 2002 and 2001, the total outstanding borrowings were$24,500,000 and $16,950,000, respectively.

         Income tax expense of $443,000 in 2002 represents a 20% effective rate as compared to the effective rate of 24% in 2001. Current tax expense in 2002 was $199,000, with the remainder being attributable to an increase in the Company's deferred tax liability. The low current tax expense is primarily attributable to federal tax credits for producing fuel from a nonconventional source, percentage depletion deductions, larger depreciation deductions allowed for tax purposes, and the utilization of federal net operating loss carry forward.

         All of the Company's net operating loss carry forwards will have been used or expired as of the end of 2002, and under current law the credit for producing fuel from a nonconventional source will no longer be allowed after 2002. It is possible that the Company's current and overall tax rates may be significantly higher in future years.

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

                               2001            2000         Increase (Decrease)
                            -----------     -----------     -------------------
Barrels of Oil Produced         306,016         297,562             8,454
Average Price Received      $   24.9199     $   28.3354         $ (3.4155)
                            -----------     -----------

Oil Revenue                 $ 7,626,000     $ 8,432,000         $(806,000)
                            -----------     -----------

Mcf of Gas Produced           3,763,605       3,929,532          (165,927)
Average Price Received      $    4.0843     $    3.7641         $  0.3202
                            -----------     -----------

Gas Revenue                 $15,372,000     $14,791,000         $ 581,000
                            -----------     -----------

Total Oil & Gas Revenue     $22,998,000     $23,223,000         $(225,000)
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

         The Company drilled three successful wells on the East Wakita field in 2001. This prospect contributed $915,000 to oil and gas revenues in 2001.

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

         Lease operating expenses increased by 22% to $11,083,000 in 2001 as compared to $9,114,000 in 2000. Approximately $874,000 of this amount is attributable to properties purchased or developed during 2000 or 2001. The remainder of the difference is primarily attributable to an increase in repair and fix-up work performed, and a decrease in discounts received on administrative overheads due to the strong price environment in 2001.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company is exposed to interest rate risk on its line of credit, which has variable rates based upon the lenders base rate, as defined, and the London Inter-Bank Offered rate. Based on the balance outstanding at December 31, 2002, a hypothetical 2% increase in the applicable interest rates would increase interest expense by approximately $375,500.

         Oil and gas prices have historically been extremely volatile, and have been particularly so in recent years. The Company did not enter into significant hedging transactions during 2002, and had no open hedging transactions at December 31, 2002. Declines in domestic oil and gas prices could have a material adverse effect on the Company's revenues, operating results, estimates of economically recoverable reserves and the net revenue therefrom.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Included on pages F-1 through F-26 of this Report. The Index to Financial Statements is at page F-1 of this Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information relating to the Company's Directors, nominees for Directors and executive officers is included in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held in June, 2003, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2002, and which is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION.

         Information relating to executive compensation is included in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held in June, 2003, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2002, and which is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         Information relating to security ownership of certain beneficial owners and management is included in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held in June, 2003, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2002, and which is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information relating to certain transactions by Directors and executive officers of the Company is included in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held in June, 2003, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2002, and which is incorporated herein by reference.


ITEM 14. INTERNAL CONTROLS AND PROCEDURES.

         Based upon an evaluation within the 90 days prior to the filing date of this Report, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended, are effective, as of the evaluation date, in timely alerting them to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act. Since the date of the evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect such controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a)  The following documents are filed as a part of this Report:

         1. Financial Statements (Index to Financial Statements at page F-1 of this Report)

         2. Financial Statement Schedules (Index to Financial Statements -- Supplementary Information)

         3.       Exhibits:

         No.

         3.1 Restated Certificate of Incorporation of PrimeEnergy Corporation. (Incorporated herein by reference to Exhibit 3.1 of PrimeEnergy Corporation Form 10-KSB for the year ended December 31, 1999)

         3.2 Bylaws of PrimeEnergy Corporation. (Incorporated herein by reference to Exhibit 3.2 of PrimeEnergy Corporation Form 10-KSB for the year ended December 31, 1999)

         10.3 Massachusetts Mutual Flexinvest 401(k) Plan as amended and restated. (Incorporated herein by reference to Exhibit 10.3 of PrimeEnergy Corporation Form 10-KSB for the year ended December 31, 1994) (1)

      10.17 Amended Marketing Agreement between PrimeEnergy Management Corporation and Charles E. Drimal, Jr. (Incorporated herein by reference to Exhibit 10.17 of PrimeEnergy Corporation Form 10-KSB for the year ended December 31, 1994)(1)

      10.18 Composite copy of Non-Statutory Option Agreements (Incorporated by reference to Exhibit 10.18 of PrimeEnergy Corporation for 10-KSB for the year ended December 31, 1997)(1)

      10.22 Credit Agreement dated as of December 19, 2002, between PrimeEnergy Corporation, PrimeEnergy Management Corporation, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, EOWS Midland Company, and Guaranty Bank, FSB (filed herewith)

      10.23 Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production from PrimeEnergy Corporation and PrimeEnergy Management Corporation for the benefit of Guaranty Bank, FSB (filed herewith)

      10.24 Act of Mortgage and Security Agreement by PrimeEnergy Corporation and PrimeEnergy Management Corporation to Guaranty Bank, FSB (filed herewith)

      21       Subsidiaries. (filed herewith)

      23       Consent of Ryder Scott & Company L.P. (filed herewith)

      99.1     Certification of Chief Executive Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

      99.2     Certification of Chief Financial Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).


       (b)     Reports on Form 8-K:

               No reports on Form 8-K have been filed during the last quarter of the year covered by this Report.

-----------

(1) Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 2003.

                                        PrimeEnergy Corporation

                                        By: /s/ CHARLES E. DRIMAL, JR.
                                           ---------------------------
                                        Charles E. Drimal, Jr.
                                        President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 31st day of March, 2003.


/s/ CHARLES E. DRIMAL, JR.          Director and President;
--------------------------          The Principal Executive Officer
Charles E. Drimal, Jr.


/s/ BEVERLY A. CUMMINGS             Director, Executive Vice President and Treasurer;
--------------------------          The Principal Financial and Accounting Officer
Beverly A. Cummings


/s/ JAMES P. BOLDRICK               Director                                    /s/ CLINT HURT                  Director
--------------------------                                                      ------------------------
James P. Boldrick                                                               Clint Hurt


                                    Director                                                                    Director
--------------------------                                                      ------------------------
Samuel R. Campbell                                                              Robert de Rothschild


/s/ JAMES E. CLARK                  Director                                                                    Director
--------------------------                                                      ------------------------
James E. Clark                                                                  Jarvis K. Slade


/s/ MATTHIAS ECKENSTEIN             Director                                    /s/ JAN K. SMEETS               Director
--------------------------                                                      ------------------------
Matthias Eckenstein                                                             Jan K. Smeets


/s/ H. GIFFORD FONG                 Director                                                                    Director
--------------------------                                                      ------------------------
H. Gifford Fong                                                                 Gaines Wehrle

                                    Director                                                                    Director
--------------------------                                                      ------------------------
Thomas S.T. Gimbel                                                              Michael Wehrle

                                 CERTIFICATION


I, Charles E. Drimal, Jr., certify that:


1. I have reviewed this annual report on Form 10-K of PrimeEnergy Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



March 31, 2003                            /s/ Charles E. Drimal Jr.
                                          -------------------------------------
                                          Charles E. Drimal Jr
                                          Chief Executive Officer
                                          PrimeEnergy Management Corporation
                                          Managing General Partner

                                 CERTIFICATION


I, Beverly A. Cummings, certify that:


1. I have reviewed this annual report on Form 10-K of PrimeEnergy Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



March 31, 2003                                /s/ Beverly A. Cummings
                                              ----------------------------------
                                              Beverly A Cummings
                                              Chief Financial Officer
                                              PrimeEnergy Management Corporation
                                              Managing General Partner

                          INDEX TO FINANCIAL STATEMENTS

Financial Statements (Included herein at pages F-1 through F-26):

Report of Independent Public Accountants                                                                             F-2

Financial Statements

         Consolidated Balance Sheets -- December 31, 2002 and 2001                                                   F-3

         Consolidated Statements of Operations -- for the years ended December 31,
         2002, 2001 and 2000                                                                                         F-5

         Consolidated Statements of Stockholders' Equity -- for the years ended
         December 31, 2002, 2001 and 2000                                                                            F-6

         Consolidated Statements of Cash Flows -- for the years ended December 31,
         2002, 2001 and 2000                                                                                         F-7

         Notes to Consolidated Financial Statements                                                                  F-8

         Supplementary Information:                                                                                  F-20

                Capitalized Costs Relating to Oil and Gas Producing Operations
                December 31, 2002, 2001 and 2000                                                                     F-21

                Costs Incurred in Oil and Gas Property Acquisition, Exploration and
                Development Activities, years ended December 31, 2002, 2001 and 2000                                 F-21

                Standardized Measure of Discounted Future Net Cash Flows Relating
                to Proved Oil and Gas reserves, years ended December 31, 2002,
                2001 and 2000                                                                                        F-22

                Standardized Measure of Discounted Future Net Cash Flows and Changes
                Therein Relating to Proved Oil an Gas Reserves, years ended December 31,
                2002, 2001 and 2000                                                                                  F-23

                Reserve Quantity Information, years ended December 31, 2002, 2001
                and 2000                                                                                             F-24

                Results of Operations from Oil and Gas Producing Activities, years ended
                December 31, 2002, 2001 and 2000                                                                     F-25

                Notes to Supplementary Information                                                                   F-26

                         PUSTORINO, PUGLISI, & CO., LLP

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of
  PrimeEnergy Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of PrimeEnergy Corporation and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2002, 2001, and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PrimeEnergy Corporation and Subsidiaries as of December 31, 2002 and 2001, and the results of its operations and their cash flows for the years ended December 31, 2002, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ PUSTORINO, PUGLISI & CO., LLP
Pustorino, Puglisi & Co., LLP
New York, New York
March 28, 2003

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

             CONSOLIDATED BALANCE SHEETS, December 31, 2002 and 2001

                                                                                2002              2001
                                                                            ------------      ------------
ASSETS:

Current assets:
      Cash and cash equivalents                                             $  1,886,000      $     85,000
      Restricted cash and cash equivalents (Note 12)                             750,000         1,174,000
      Accounts receivable, net (Note 3)                                        4,126,000         3,798,000
      Due from related parties (less allowance for doubtful
         accounts of $800,000 in 2002 and 2001) (Note 11)                      4,771,000         4,924,000
      Prepaid expenses                                                           239,000            64,000
      Other current assets (Notes 4 and 9)                                       322,000         1,006,000
      Deferred income taxes (Notes 1 and 9)                                      309,000           274,000
                                                                            ------------      ------------
         Total current assets                                                 12,403,000        11,325,000
                                                                            ------------      ------------

Property and equipment, at cost (Notes 1 and 2):
      Oil and gas properties(successful efforts method):
         Proved                                                               74,319,000        63,418,000
         Unproved                                                              1,134,000           286,000
      Furniture, fixtures and equipment including leasehold
         improvements                                                          8,949,000         8,622,000
                                                                            ------------      ------------
                                                                              84,402,000        72,326,000
      Accumulated depreciation, depletion and amortization                   (52,102,000)      (48,039,000)
                                                                            ------------      ------------
         Net property and equipment                                           32,300,000        24,287,000
                                                                            ------------      ------------


Other assets                                                                     206,000           204,000
                                                                            ------------      ------------

         Total assets                                                       $ 44,909,000      $ 35,816,000
                                                                            ============      ============







               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

             CONSOLIDATED BALANCE SHEETS, December 31, 2002 and 2001

                                                                               2002              2001
                                                                           ------------      ------------
LIABILITIES and STOCKHOLDERS' EQUITY:

Current liabilities:
        Accounts payable (Note 14)                                         $  6,100,000      $  5,788,000
        Current portion of other long-term obligations (Notes 5 and 6)          824,000           230,000
        Accrued liabilities:
           Payroll, Benefits, and Related Items                                 996,000         1,157,000
           Interest and other                                                   803,000         1,023,000
        Due to related parties (Note 11)                                      1,485,000           983,000
                                                                           ------------      ------------
        Total current liabilities                                            10,208,000         9,181,000

Long-term bank debt (Note 5)                                                 23,700,000        16,950,000
Other long-term obligations (Note 6)                                             34,000             8,000
Deferred income taxes (Note 9)                                                2,592,000         2,314,000
                                                                           ------------      ------------
        Total liabilities                                                    36,534,000        28,453,000
                                                                           ------------      ------------

Stockholders' equity:
        Preferred stock, $.10 par value, authorized 5,000,000 shares;
           none issued                                                               --                --
        Common stock, $.10 par value, authorized 10,000,000 shares;
           issued 7,694,970 in 2002 and 2001                                    769,000           769,000
        Paid in capital                                                      11,024,000        11,024,000
        Retained earnings                                                     9,676,000         7,919,000
                                                                           ------------      ------------
                                                                             21,469,000        19,712,000
        Treasury stock, at cost 4,001,964 common shares in 2002
           and 3,909,102 in 2001                                            (13,094,000)      (12,349,000)
                                                                           ------------      ------------
        Total stockholders' equity                                            8,375,000         7,363,000
                                                                           ------------      ------------
        Total liabilities and equity                                       $ 44,909,000      $ 35,816,000
                                                                           ============      ============









               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              for the years ended December 31, 2002, 2001 and 2000

                                                             2002             2001              2000
                                                         ------------      ------------     ------------
Revenue:
Oil and gas sales                                        $ 18,330,000      $ 22,998,000     $ 23,223,000
District operating income                                  15,308,000        17,082,000       13,585,000
Administrative revenue (Note 11)                            1,473,000         1,535,000        1,655,000
Reporting and management fees (Note 11)                       275,000           297,000          321,000
Gains/(losses) on derivative instruments net                 (113,000)               --               --
Interest income                                                52,000           138,000          169,000
Other income                                                  609,000           358,000          229,000
                                                         ------------      ------------     ------------
                                                           35,934,000        42,408,000       39,182,000
                                                         ------------      ------------     ------------
Costs and expenses:
Lease operating expense                                    10,210,000        11,083,000        9,114,000
District operating expense                                 13,020,000        13,368,000       11,235,000
Depreciation and depletion of oil and gas properties        3,988,000         4,522,000        5,060,000
Impairment of oil and gas properties (Note 1)                      --           753,000          295,000
General and administrative expense                          4,888,000         4,310,000        4,033,000
Exploration costs                                             894,000           509,000        1,797,000
Interest expense (Note 5)                                     766,000           895,000        1,500,000
                                                         ------------      ------------     ------------
                                                           33,766,000        35,440,000       33,034,000
                                                         ------------      ------------     ------------
Income (loss) from operations                               2,168,000         6,968,000        6,148,000


Other income:
Gain on sale and exchange of assets                            32,000           166,000           28,000
                                                         ------------      ------------     ------------
Income before provision for income taxes                    2,200,000         7,134,000        6,176,000
Provision for income taxes (Notes 1 and 9)                    443,000         1,721,000          811,000
                                                         ------------      ------------     ------------
Net income                                               $  1,757,000      $  5,413,000     $  5,365,000
                                                         ============      ============     ============

Basic net income per common share (Notes 1 and 15)       $       0.47      $       1.39     $       1.26

Diluted net income per common share (Notes 1 and 15)
                                                         $       0.40      $       1.18     $       1.08





               The accompanying notes are an integral part of the
                       consolidated financial statements

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                 CONSOLIDATED STATEMENT of STOCKHOLDERS' EQUITY

              for the years ended December 31, 2002, 2001 and 2000

                                                                              Retained
                                                              Additional      Earnings
                                       Common Stock             Paid In     (Accumulated      Treasury
                                  Shares         Amount         Capital       Deficit)         Stock           Total
                               ------------   ------------   ------------   ------------    ------------    ------------
Balance at December 31, 1999      7,607,970   $    761,000   $ 10,902,000   $ (2,859,000)   $ (7,870,000)   $    934,000

Purchased 222,879 shares of
 common stock                                                                                 (1,323,000)     (1,323,000)

Net income                                                                     5,365,000                       5,365,000
                               ------------   ------------   ------------   ------------    ------------    ------------
Balance at December 31, 2000      7,607,970   $    761,000   $ 10,902,000   $  2,506,000    $ (9,193,000)   $  4,976,000

Exercised stock options              87,000          8,000        122,000                                        130,000

Purchased 420,160 shares of
 common stock                                                                                 (3,156,000)     (3,156,000)

Net income                                                                     5,413,000                       5,413,000
                               ------------   ------------   ------------   ------------    ------------    ------------
Balance at December 31, 2001      7,694,970   $    769,000   $ 11,024,000   $  7,919,000    $(12,349,000)   $  7,363,000

Purchased 92,862 shares of
 common stock                                                                                   (745,000)       (745,000)

Net income                                                                     1,757,000                       1,757,000
                               ------------   ------------   ------------   ------------    ------------    ------------

Balance at December 31, 2002      7,694,970   $    769,000   $ 11,024,000   $  9,676,000    $(13,094,000)   $  8,375,000
                               ============   ============   ============   ============    ============    ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                      CONSOLIDATED STATEMENTS of CASH FLOWS

              for the years ended December 31, 2002, 2001 and 2000

                                                          2002            2001            2000
                                                      ------------    ------------    ------------
Cash flows from operating activities:
  Net income (loss)                                   $  1,757,000    $  5,413,000    $  5,365,000
  Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Depreciation, depletion and amortization             5,231,000       5,599,000       6,000,000
    Impairment of oil and gas properties                        --         753,000         295,000
    Dry hole and abandonment costs                         894,000         496,000       1,787,000
    Gain on sale of properties                             (32,000)       (166,000)        (28,000)
    Provision (benefit) of deferred income taxes           243,000       1,684,000         356,000
Changes in assets and liabilities:
    (Increase) decrease in accounts receivable            (328,000)      1,865,000      (2,028,000)
    (Increase) decrease in due from related parties        153,000        (578,000)     (1,177,000)
    (Increase) decrease in other assets                    682,000        (874,000)         36,000
    (Increase) decrease in prepaid expenses               (175,000)         48,000         (28,000)
    Increase (decrease) in accounts payable                736,000      (1,086,000)       (346,000)
    Increase (decrease) in accrued liabilities             (19,000)       (559,000)        944,000
    Increase (decrease) in due to related parties          502,000        (282,000)        322,000
                                                      ------------    ------------    ------------
Net cash provided by operating activities                9,644,000      12,313,000      11,498,000
                                                      ------------    ------------    ------------
Cash flows from investing activities:
  Proceeds from sale of properties and equipment            32,000         520,000          71,000
  Additions to property and equipment                  (14,442,000)     (8,527,000)    (11,632,000)
  Proceeds from payment on notes receivable                                                453,000
                                                      ------------    ------------    ------------
      Net cash used in investing activities            (14,410,000)     (8,007,000)    (11,108,000)

Cash flows from financing activities:
    Purchase of stock for treasury                        (745,000)     (3,156,000)     (1,323,000)
    Repayment of long-term bank debt and other
    long-term obligations                              (43,260,000)    (40,619,000)    (27,844,000)
    Increase in long-term bank debt and other
    long-term obligations                               50,572,000      38,740,000      27,690,000
    Proceeds from exercised stock options                       --         130,000              --
                                                      ------------    ------------    ------------
      Net cash provided by (used in)
          financing activities                           6,567,000      (4,905,000)     (1,477,000)
                                                      ------------    ------------    ------------
      Net increase (decrease) in cash                    1,801,000        (599,000)     (1,087,000)

Cash and cash equivalents, beginning of year                85,000         684,000       1,771,000
                                                      ------------    ------------    ------------
Cash and cash equivalents, end of year                $  1,886,000          85,000         684,000
                                                      ============    ============    ============
Supplemental disclosures:
  Income taxes paid during the year                             --       1,200,000          53,000
  Net income tax refunds received during the year          745,000              --              --
  Interest paid during the year                            766,000         901,000       1,462,000


Supplemental information of noncash investing and financing activities:

     In 2002, the Company recorded capital lease obligations in the amount of $59,000.

     The accompanying notes are an integral part of the consolidated financial statements.

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

                                    ---------

1.       DESCRIPTION OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

         Nature of Operations:

         PrimeEnergy Corporation ("PEC"), a Delaware corporation, was organized in March 1973. PrimeEnergy Management Corporation ("PEMC"), a wholly-owned subsidiary, acts as the managing general partner, providing administration, accounting and tax preparation services for 38 private and publicly-held limited partnerships and 2 trusts (collectively, the "Partnerships"). PEC owns Eastern Oil Well Service Company ("EOWSC"), EOWS Midland Company and Southwest Oilfield Construction Company ("SOCC"), all of which perform oil and gas field servicing. PEC also owns Prime Operating Company ("POC"), which serves as operator for most of the producing oil and gas properties owned by the Company and affiliated entities. Field service revenues and the administrative overhead fees earned as operator are reported as 'District operating income' on the consolidated statement of operations. PrimeEnergy Corporation and its wholly-owned subsidiaries are herein referred to as the "Company."

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

         Estimates of oil and gas reserves, as determined by independent petroleum engineers, are continually subject to revision based on price, production history and other factors. Depletion expense, which is computed based on the units of production method, could be significantly impacted by changes in such estimates. Additionally, FAS 144 requires that if the expected future cash flow from an asset is less than its carrying cost, that asset must be written down to its fair market value. As the fair market value of an oil and gas property will usually be significantly less than the total future net revenue expected from that property, small changes in the estimated future net revenue from an asset could lead to the necessity of recording a significant impairment of that asset.

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

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

                                    ---------

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

         Recently Issued Accounting Standards:

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB No. 101"). SAB No. 101 provides guidance for revenue recognition under certain circumstances. The adoption of SAB 101 in 2000 did not have a significant impact on the Company's financial position, results of operations or cash flows.

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

         In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement applies to intangibles and goodwill acquired after June 30, 2001, as well as goodwill and intangibles previously acquired. Under this statement, goodwill as well as other intangibles determined to have an infinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. The adoption of SFAS 142 did not have an impact on the Company's consolidated financial statements.

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

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

                                    ---------

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and generally, is to be applied prospectively. The adoption of SFAS 144 did not have an impact on the Company's consolidated financial statements.

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

         In November 2002, the FASB issued Financial Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantee of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45's provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The guarantor's previous accounting for guarantees that were issued before the date of FIN 45's initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of the Interpretation. The disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002. The adoption of FIN 45 did not have an impact on the Company's consolidated financial statements.

         In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure for stock-based employee compensation and the effect of the method used on the reported results. The provisions of SFAS 148 are effective for financial statements with fiscal years ending after December 15, 2002. The adoption of this statement did not impact the Company's financial position or results of operations.

         In January 2003, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities--an interpretation of ARB No. 51" (FIN 46). FIN 46 is an interpretation of Accounting Research Bulletin 51, "Consolidated Financial Statements", and addresses consolidation by business enterprises of variable interest entities (VIE's). The primary objective of FIN 46 is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as VIE's. FIN 46 requires an enterprise to consolidate a variable interest entity if that enterprise has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual return if they occur, or both. An enterprise shall consider the rights and obligations conveyed by its variable interests in making this determination. This guidance applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

                                    ---------

         year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of this interpretation is not expected to have an effect on the Company's financial position or results of operations.

2.       SIGNIFICANT ACQUISITIONS AND DISPOSITIONS

         2002

         As more fully described in Note 7, the Company is committed to offer to repurchase the interests of the partners and trust unit holders in certain of the Partnerships. During 2002, the Company purchased such interests in an amount totaling $1,203,500.

         2001

         As more fully described in Note 7, the Company is committed to offer to repurchase the interests of the partners and trust unit holders in certain of the Partnerships. During 2001, the Company purchased such interests in an amount totaling $545,000.

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

         As more fully described in Note 7, the Company is committed to offer to repurchase the interests of the partners and trust unitholders in certain of the Partnerships. During 2000, the Company purchased such interests in an amount totaling $1,257,000.

3.       ACCOUNTS RECEIVABLE

         Accounts receivable at December 31, 2002 and 2001 consisted of the following:

                                                        December 31,
                                                ----------------------------
                                                     2002           2001
                                                ------------    ------------
      Joint interest billing                    $    571,000    $  1,372,000
      Trade receivables                            1,243,000       1,151,000
      Oil and gas sales                            2,070,000       1,460,000
      Other                                          561,000         154,000
                                                ------------    ------------
                                                   4,445,000       4,137,000
      Less, allowance for doubtful accounts         (319,000)       (339,000)
                                                ------------    ------------
      Total                                     $  4,126,000    $  3,798,000
                                                ============    ============

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

                                    ---------

4.       OTHER CURRENT ASSETS

         Other current assets at December 31, 2002 and 2001 consisted of the following:

                                              December 31,
                                      ---------------------------
                                          2002           2001
                                      ------------   ------------

Tax overpayments                      $     73,000   $    708,000
Field service inventory                    249,000        268,000
Other                                            0         30,000
                                      ------------   ------------
Total                                 $    322,000   $  1,006,000
                                      ============   ============

5.       LONG-TERM BANK DEBT

         As of December 2002, the Company entered in to a credit agreement with a new primary lender. The Company and the lender agreed to amend and restate in its entirety the credit agreement dated April 26, 1995 between the Company and its predecessor lender. This agreement will continue to provide for borrowings under a Master Note. Advances under the agreement, as amended, are limited to the borrowing base as defined in the agreement. The borrowing base is re-determined by the lender on a semi-annual basis. The current borrowing base is $25 million and includes a Term Loan of $4 million. The Term Loan will be paid back in monthly installments of $66,667 beginning January 2003 and continuing until December 19, 2004 when such Term Loan shall be paid in full. The credit agreement provides for interest on outstanding borrowings at the bank's base rate, as defined, payable monthly, or at rates 2% over the London Inter-Bank Offered Rate (LIBO rate) payable at the end of the applicable interest period.

         The Company had been party to a series of credit agreements with its former lender or its predecessors since 1983. The agreement, entered into in April 1995, provided for borrowings under a Master Note. Advances under the agreement, as amended, were limited to the borrowing base as defined in the agreement and re-determined by the lender on a semi-annual basis. Since the beginning of 2000, the borrowing base ranged from $20 million to $23.7 million. The credit agreement provided for interest on outstanding borrowings at the bank's base rate, as defined, payable monthly, or at rates ranging from 1 1/2% to 2% over the London Inter-Bank Offered Rate (LIBO rate) depending upon the Company's utilization of the available line of credit, payable at the end of the applicable interest period. This credit agreement was assigned to the Company's primary lender effective December 2002.

         The average interest rates paid on outstanding borrowings subject to interest at the bank's base rate during 2002 and 2001 were 4.25% and 6.92%, respectively. During the same periods, the average rates paid on outstanding borrowings bearing interest based upon the LIBO rate were 3.59% and 5.98% As of December 31, 2002 and 2001, the total outstanding borrowings were $24,500,000 and $16,950,000, respectively, with an additional $500,000 and $6,050,000 available. As of December 31, 2001 $14,950,000 of the amounts outstanding accrued interest at the LIBO rate option.

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

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

6.       COMMITMENTS CONTINUED

         Capital Leases:

         The Company has two capital lease for office equipment in other long-term obligations. Future minimum lease payments under operating and capital leases are as follows:

                                             Operating        Capital
                                               Leases         Leases
                                            ------------   ------------
      2003                                       434,000         26,000
      2004                                        83,000         24,000
      2005                                         5,000         11,000
      2006                                            --             --
      Thereafter                                      --             --
                                            ------------   ------------
      Total minimum payments                $    522,000         61,000
                                            ============
      Less imputed interest                                      (3,000)
                                                           ------------
      Present value of minimum
          Lease payments                                   $     58,000
                                                           ============

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

         The Company owns approximately a 27% interest in a limited partnership which owns a shopping center in Alabama. The Company is a guarantor on a mortgage secured by the shopping center. The Company believes the cash flow from the center is sufficient to service the mortgage. The market value of the center is currently substantially higher than the balance owed on the mortgage. If the partnership were unable to pay its obligations under the mortgage agreement, the maximum amount the Company is committed to pay is $350,000.

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS,

                                    ---------


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

         PEMC has a marketing agreement with its current President to provide assistance and advice to PEMC in connection with the organization and marketing of oil and gas partnerships and joint ventures and other investment vehicles of which PEMC is to serve as general or managing partner. The Company had a similar agreement with its former Chairman. Although that agreement expired, the former Chairman was still entitled to receive certain payments relating to partnerships formed during the time the agreement was in effect. In October 2002, the President and the former Chairman sold and assigned all rights, title and interest related to certain Partnerships formed under these marketing agreements to the Company. The President is still entitled to a percentage of the Company's carried interest depending on total capital raised and annual performance of other Partnerships and joint ventures.

9.       INCOME TAXES

         The components of the provision for income taxes for the years ended December 31, 2002, 2001 and 2000 are as follows:

                                    2002           2001           2000
                                ------------   ------------   ------------
    Federal:
         Current                $     95,000   $     25,000   $    201,000
         Deferred                    216,000      1,500,000        141,000
    State:
         Current                     104,000         13,000        254,000
         Deferred                     28,000        183,000        215,000
                                ------------   ------------   ------------
    Total                       $    443,000   $  1,721,000   $    811,000
                                ============   ============   ============

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                                    ---------

The components of net deferred tax assets (liabilities) are as follows:

                                                             December 31,  December 31,
                                                                 2002          2001
                                                            ------------   ------------
Current assets:
       Compensation and benefits                            $    184,000   $    185,000
       Allowance for doubtful accounts                           125,000         89,000
                                                            ------------   ------------
                                                                 309,000        274,000
                                                            ------------   ------------
Noncurrent assets:
       Depreciation                                              485,000        387,000
       Due from related parties reserve                          312,000        312,000
       Federal net operating loss carryforwards                       --        124,000
       Percentage depletion carryforwards                        297,000        367,000
       Alternative minimum tax credits                         1,040,000        943,000
                                                            ------------   ------------
                                                               2,134,000      2,133,000
                                                            ------------   ------------
Noncurrent liabilities:
       Basis differences relating to limited partnerships      1,211,000      1,798,000
       Depletion                                               3,515,000      2,649,000
                                                            ------------   ------------
                                                               4,726,000      4,447,000
                                                            ------------   ------------

Net deferred tax liabilities:                               $  2,283,000   $  2,040,000
                                                            ============   ============

The total provision for income taxes for the years ended December 31, 2002, 2001 and 2000 varies from the federal statutory tax rate as a result of the following:


                                                  December 31,    December 31,    December 31,
                                                      2002            2001            2000
                                                  ------------    ------------    ------------
Expected tax expense                              $    748,000    $  2,426,000    $  2,100,000
State income tax, net of federal benefit               132,000         196,000         469,000
Benefit from net operating losses and other
      carryforwards previously reserved against             --              --      (1,670,000)
Credit for producing fuel from a
      non-conventional source                         (134,000)       (299,000)        (88,000)
Percentage depletion                                  (303,000)       (602,000)             --
                                                  ------------    ------------    ------------
Tax expense                                       $    443,000    $  1,721,000    $    811,000
                                                  ============    ============    ============

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                                    ---------

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

         The Company will utilize the $366,000 of net operating loss carryforwards for both regular and alternate minimum tax purposes in 2002. All of the Company's net operating losses will be used or have expired as of December 31, 2002.

         In 2002 the Company generated approximately $380,000 in federal tax credits for producing fuel from a non-conventional source. These credits may be used to reduce the regular tax, but not the alternative minimum tax liability of the taxpayer. To the extent they cannot be utilized due to the alternative minimum tax, they become part of the Company's alternative minimum tax credit carryforward. Under current law the credit for producing fuel from a non conventional source will no longer be allowed after 2002.

         The Company has percentage depletion carryforwards of approximately $760,000 for regular tax purposes. The Company has approximately $1,040,,000 in alternative minimum tax credit carryforwards. Both the percentage depletion deductions and the alternative minimum tax credits may be carried forward indefinitely for tax purposes.


10.      SEGMENT INFORMATION AND MAJOR CUSTOMERS

         The Company operates in one industry - oil and gas exploration, development, operation and servicing. The Company's oil and gas activities are entirely in the continental United States.

         The Company sells its oil and gas production to a number of purchasers. Listed below are the percent of the Company's total oil and gas sales made to each of the customers whose purchases represented more than 10% of the Company's oil and gas sales in the year 2002.

         Texon Distributing L.P.               18.6%

         Unimark LLC                           20.1%

         Plains All American, Inc.             10.1%

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

         Due to related parties at December 31, 2002 and 2001 primarily represent receipts collected by the Company, as agent, from oil and gas sales net of expenses. The amount of such receipts due the

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                                    ---------

         affiliated Partnerships was $1,485,000 and $983,000 at December 31, 2002 and 2001, respectively. Receivables from related parties consist of reimbursable general and administrative costs, lease operating expenses and reimbursements for property acquisitions, development, and related costs.

         Treasury stock purchases in 2002 and 2001 included shares acquired from related parties. Purchases from related parties include a total of 49,267 shares purchased for a total consideration of $394,000 in 2002, and 228,800 shares purchased for a total consideration of $1,676,000 in 2001.


12.      RESTRICTED CASH AND CASH EQUIVALENTS

         Restricted cash and cash equivalents includes $750,000 and $1,174,000 at December 31, 2002 and 2001, respectively, of cash primarily pertaining to unclaimed royalty payments. There were corresponding accounts payable recorded at December 31, 2002 and 2001 for these liabilities.


13.      SALARY DEFERRAL PLAN

         The Company maintains a salary deferral plan (the "Plan") in accordance with Internal Revenue Code Section 401(k), as amended. The Plan provides for discretionary and matching contributions which approximated $261,000 and $255,000 in 2002 and 2001, respectively.


14.      ACCOUNTS PAYABLE

         A summary of accounts payable at December 31, 2002 and 2001 is as follows:

                                           2002             2001
                                       ------------     ------------
Payables to unaffiliated interests     $  5,816,000     $  5,743,000
Other                                       284,000           45,000
                                       ------------     ------------
                                       $  6,100,000     $  5,788,000
                                       ============     ============


15.      EARNINGS PER SHARE

         Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:

                                                     Year ended December 31, 2002
                                             ----------------------------------------------
                                                               Number of        Per share
                                              Net Income         Shares          Amount
                                             ------------     ------------     ------------
Net income per common share                  $  1,757,000        3,738,753     $       0.47
Effect of dilutive securities:
   Options                                                         666,839
                                             ------------     ------------
Diluted net income per common share          $  1,757,000        4,405,592     $       0.40
                                             ============     ============

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                                    ---------

                                                          Year ended December 31, 2001
                                                  ----------------------------------------------
                                                                     Number of       Per share
                                                   Net Income          Shares          Amount
                                                  ------------     ------------     ------------
Net income per common share                       $  5,413,000        3,882,721     $       1.39
Effect of dilutive securities:
   Options                                                              709,384
                                                  ------------     ------------     ------------
Diluted net income per common share               $  5,413,000        4,592,105     $       1.18
                                                  ============     ============     ============

                                                            Year ended December 31, 2000
                                                  ----------------------------------------------
                                                                     Number of       Per share
                                                  Net Income          Shares           Amount
                                                  ------------     ------------     ------------
Net income per common share                       $  5,365,000        4,266,186     $       1.26
Effect of dilutive securities:
   Options                                                              686,057
                                                  ------------     ------------     ------------
Diluted net income per common share               $  5,365,000        4,952,243     $       1.08
                                                  ============     ============     ============


16.      SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                    December 31,         Fourth            Third            Second             First
                                        2002            Quarter           Quarter           Quarter           Quarter
                                   -------------     -------------     -------------     -------------     -------------
Revenue                            $  35,934,000     $   9,764,000         9,580,000         8,434,000         8,155,000
Operating income                       2,168,000           752,000          795 ,000           593,000            85,000
Net income                             1,757,000           585,000           642,000           475,000            70,000
Net income per common share        $        0.47     $        0.16     $        0.17     $        0.13     $        0.02
Diluted net income per
  common share                     $        0.40     $        0.13     $        0.15     $        0.11     $        0.02

                                    December 31,         Fourth             Third            Second             First
                                        2001            Quarter            Quarter           Quarter           Quarter
                                    ------------      ------------       ------------      ------------      ------------
Revenue                             $ 42,408,000      $  8,880,000       $ 10,103,000      $ 11,113,000      $ 12,312,000

Operating income                       6,968,000           (67,000)         1,002,000         2,277,000         3,756,000

Net income                             5,413,000           207,000            630,000         1,571,000         3,005,000

Net income per common share         $       1.39      $        .06       $        .16      $        .41      $        .76
Diluted net income per share        $       1.18      $        .06       $        .14      $        .34      $        .64

                    PRIMEENERGY CORPORATION AND SUBSIDIARIES

                            SUPPLEMENTARY INFORMATION

                                      -----

                                   (UNAUDITED)

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

         CAPITALIZED COSTS RELATING to OIL and GAS PRODUCING ACTIVITIES

                        December 31, 2002, 2001 and 2000

                                    ---------

                                   (Unaudited)




                                                             2002             2001             2000
                                                          -----------     -----------      -----------
Developed oil and gas properties                          $74,319,000     $63,418,000      $57,439,000

Undeveloped oil and gas properties                          1,134,000         286,000          159,000
                                                          -----------     -----------      -----------
                                                           75,453,000      63,704,000       57,598,000
Accumulated depreciation, depletion and
valuation allowance                                        46,912,000      42,924,000       37,686,000
                                                          -----------     -----------      -----------
Net capitalized costs                                     $28,541,000     $20,780,000      $19,912,000
                                                          ===========     ===========      ===========


               COSTS INCURRED in OIL and GAS PROPERTY ACQUISITION,
                     EXPLORATION and DEVELOPMENT ACTIVITIES

                  Years ended December 31, 2001, 2000 and 1999

                                    ---------

                                   (Unaudited)


                                             2002              2001              2000
                                         ------------      ------------      ------------
Acquisition of Properties:
Developed                                 $ 1,668,000      $    316,000      $  4,679,000
Undeveloped                                   848,000           164,000           106,000

Exploration Costs                             894,000           509,000         1,797,000

Development Costs                           8,385,000         5,661,000         3,351,000






              See accompanying notes to supplementary information.

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                    STANDARDIZED MEASURE of DISCOUNTED FUTURE
             NET CASH FLOWS RELATING to PROVED OIL and GAS RESERVES

                  Years ended December 31, 2002, 2001 and 2000

                                    ---------

                                   (Unaudited)




                                                                  2002               2001               2000
                                                             -------------       ------------       ------------
Future cash inflows                                          $ 201,750,000       $102,916,000      $ 315,680,000


Future production and development costs                       (104,232,000)       (60,841,000)      (116,417,000)

Future income tax expenses                                     (24,230,000)        (7,930,000)       (59,914,000)
                                                             -------------        -----------       ------------

Future net cash flows                                           73,288,000         34,145,000        139,349,000

10% annual discount for estimated timing of cash flow          (30,512,000)       (13,179,000)       (59,339,000)
                                                              ------------       ------------       ------------
Standardized measure of discounted future net cash flows     $  42,776,000       $ 20,966,000       $ 80,010,000
                                                              ============       ============       ============


              See accompanying notes to supplementary information.

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                    STANDARDIZED MEASURE of DISCOUNTED FUTURE
                   NET CASH FLOWS and CHANGES THEREIN RELATING
                         to PROVED OIL and GAS RESERVES


                  Years ended December 31, 2002, 2001 and 2000

                                    ---------

                                   (Unaudited)


The following are the principal sources of change in the standardized measure of discounted future net cash flows during 2002, 2001 and 2000:

                                                                   2002                2001                2000
                                                              -------------       -------------       -------------
Sales of oil and gas produced, net of production costs           (8,120,000)        (11,915,000)      $ (14,109,000)
Net changes in prices and production costs                       18,488,000         (92,118,000)         69,822,000
Extensions, discoveries and improved recovery                     8,462,000           3,335,000          13,705,000
Revisions of previous quantity estimates                          5,192,000             422,000           3,577,000
Reserves purchased, net of development costs                      5,824,000           1,082,000          11,698,000
Net change in development costs                                    (311,000)           (594,000)            (99,000)
Accretion of discount                                             2,097,000           8,001,000           2,386,000
Net change in income taxes                                       (9,809,000)         33,127,000         (30,779,000)
Other                                                               (13,000)           (384,000)            (51,000)
                                                               ------------       -------------       -------------
Net change                                                       21,810,000         (59,044,000)         56,150,000

Standardized measure of discounted future net cash flow:

Beginning of year                                                20,966,000          80,010,000          23,860,000
                                                               ------------       -------------       -------------
End of year                                                    $ 42,776,000          20,966,000          80,010,000
                                                               ============       =============       =============


               See accompanying notes to supplementary information

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

                          RESERVE QUANTITY INFORMATION

                  Years ended December 31, 2002, 2001 and 2000

                                    ---------

                                   (Unaudited)


                                 2002            2002             2001               2001                2000               2000
                             ------------    ------------     ------------       ------------       ------------       ------------
                                 Gas              Oil             Gas                 Oil               Gas                 Oil
                                (Mcf)           (bbls.)          (Mcf)              (bbls.)            (Mcf)              (bbls.)
                             -----------     -----------      ------------       ------------       ------------       ------------
Proved developed and
  undeveloped reserves:
Beginning of year            24,719,000        1,996,000        27,029,000          2,362,000         22,202,000          2,110,000
Extensions, discoveries
   and improved recovery      3,011,000          273,000         2,764,000            136,000          1,961,000             13,000
Revisions of previous
   estimates                  2,798,000          198,000        (2,458,000)          (307,000)         3,763,000            162,000
Purchases                     2,929,000          173,000         1,148,000            111,000          3,034,000            375,000
Production                   (3,540,000)        (321,000)       (3,764,000)          (306,000)        (3,931,000)          (298,000)
                             ----------      -----------      ------------       ------------       ------------       ------------
End of year                  29,917,000        2,319,000        24,719,000          1,996,000         27,029,000          2,362,000
                             ==========      ===========      ============       ============       ============       ============
Proved developed reserves    29,917,000        2,319,000        24,226,000          1,996,000         27,029,000          2,362,000
                             ==========      ===========      ============       ============       ============       ============


               See accompanying notes to supplementary information

                    PRIMEENERGY CORPORATION and SUBSIDIARIES

           RESULTS of OPERATIONS from OIL and GAS PRODUCING ACTIVITIES

                  Years ended December 31, 2002, 2001 and 2000

                                    ---------

                                   (Unaudited)


                                                              2002            2001             2000
                                                          -----------      -----------      -----------
Revenue:
                Oil and gas sales                         $18,330,000      $22,998,000      $23,223,000
                                                          -----------      -----------      -----------

Costs and expenses:
                Lease operating expense                    10,210,000       11,083,000        9,114,000
                Exploration costs                             894,000          509,000        1,717,000
                Depreciation and depletion                  3,988,000        4,544,000        5,060,000
                Write down of oil and gas properties              ---          753,000          295,000
                Income tax expense                            443,000        1,473,000          811,000
                                                          -----------      -----------      -----------
                                                           15,535,000       18,362,000       16,997,000
                                                          -----------      -----------      -----------
Results of operations from producing activities           $ 2,735,000      $ 4,636,000      $ 6,226,000
(excluding corporate overhead and interest costs)         ===========      ===========      ===========

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

   10.17    Amended Marketing Agreement between PrimeEnergy Management
            Corporation and Charles E. Drimal, Jr. (Incorporated herein by reference to Exhibit 10.17 of PrimeEnergy Corporation Form 10-KSB for the year ended December 31, 1994)(1)

   10.18 Composite copy of Non-Statutory Option Agreements (Incorporated by reference to Exhibit 10.18 of PrimeEnergy Corporation for 10-KSB for the year ended December 31, 1997)(1)

   10.22    Credit Agreement dated as of December 19, 2002, between
            PrimeEnergy Corporation, PrimeEnergy Management Corporation,
            Eastern Oil Well Service Company, Southwest Oilfield
            Construction Company, EOWS Midland Company, and Guaranty Bank,
            FSB (filed herewith)

   10.23 Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production from PrimeEnergy Corporation and PrimeEnergy Management Corporation for the benefit of Guaranty
            Bank, FSB (filed herewith)

   10.24 Act of Mortgage and Security Agreement by PrimeEnergy Corporation and PrimeEnergy Management Corporation to Guaranty Bank, FSB
            (filed herewith)

   21       Subsidiaries. (filed herewith)

   23       Consent of Ryder Scott & Company L.P. (filed herewith)

   99.1     Certification of Chief Executive Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

   99.2     Certification of Chief Financial Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).


    (b)     Reports on Form 8-K:

            No reports on Form 8-K have been filed during the last quarter of the year covered by this Report.

-----------

(1) Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.