Form 10-Q
period 2003-03-31
PRIMEENERGY CORP
filed 2003-05-15
CIK 56868

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________

FORM 10-Q

/X/ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/   No  / /

Indicate by check mark whether the registrant is an accelerated filer ( as defined in Rule 12b-2 of the Exchange Acts). Yes ___ NO /X/
The number of shares outstanding of each class of the Registrant's Common Stock as of May 15, 2003 was: Common Stock, $0.10 par value, 3,660,912 shares.

PrimeEnergy Corporation

Index to Form 10-Q

March 31, 2003

Part I - Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets March 31, 2003 and
December 31, 2002	3 - 4

Consolidated Statements of Operations for the three months
ended March 31, 2003 and 2002	5

Consolidated Statement of Stockholders' Equity for the
three months ended March 31, 2003	6

Consolidated Statements of Cash Flows for the three months
ended March 31, 2003 and 2002	7

Notes to Consolidated Financial Statements	8 - 17

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	18-22

Item 3. Quantitative and Qualitative Disclosures About
Market Risk	22

Item 4. Controls and Procedures	22

Part II - Other Information

Item 1. Legal Proceedings	23
Item 2. Changes in Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	23
Item 4. Submission of Matters to a Vote of Security Holders	23
Item 5. Other Information	23
Item 6. Exhibits And Reports On Form 8-K	23

Signatures	24

Certifications	25-26

PrimeEnergy Corporation Consolidated Balance Sheets March 31, 2003 and December 31, 2002
	March 31, 2003 (Unaudited)	December 31 2002 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,609,000	$1,886,000
Restricted cash and cash equivalents (Note 2)	1,383,000	750,000
Accounts receivable (Note 3)	5,961,000	4,126,000
Due from related parties (Note 9)	4,937,000	4,771,000
Prepaid Expenses	156,000	239,000
Other current assets (Note 3)	290,000	322,000
Deferred income taxes (Note 1)	309,000	309,000
	-----------------	------------------
Total current assets	14,645,000	12,403,000
	-----------------	------------------

Property and equipment, at cost (Notes 1 and 4):
Oil and gas properties (successful efforts method), net	28,376,000	28,541,000
Furniture, fixtures and equipment, net	3,620,000	3,759,000
	-----------------	------------------
Net property and equipment	31,996,000	32,300,000
	-----------------	------------------

Other assets	211,000	206,000
	-----------------	------------------
Total assets	$46,852,000	$44,909,000
	==========	===========

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation Consolidated Balance Sheets March 31, 2003 and December 31, 2002
	March 31, 2003 (Unaudited)	December 31, 2002 (Audited)

LIABILITIES and STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$6,256,000	$6,100,000
Current portion of other long-term
obligations (Notes 5 and 6)	826,000	824,000
Accrued liabilities:
Payroll, benefits and related items	1,335,000	996,000
Interest and other	968,000	803,000
Due to related parties (Note 9)	735,000	1,485,000
	----------------	------------------
Total current liabilities	10,120,000	10,208,000

Long-term bank debt (Note 5)	23,500,000	23,700,000
Other long-term obligations (Note 6)	30,000	34,000
Deferred income taxes (Note 1)	3,028,000	2,592,000
	----------------	------------------

Total liabilities	36,678,000	36,534,000
	----------------	------------------
Stockholders' equity:
Preferred stock, $.10 par value,
authorized 5,000,000 shares, none issued	--	--
Common stock, $.10 par value, authorized
10,000,000 shares; issued 7,694,970 in 2003 and 2002	769,000	769,000
Paid in capital	11,024,000	11,024,000
Retained earnings	11,502,000	9,676,000
	----------------	------------------
	23,295,000	21,469,000
Treasury stock, at cost,4,005,324 common shares
in 2003 and 4,001,964 common shares in 2002	(13,121,000)	(13,094,000)
	----------------	------------------
Total stockholders' equity	10,174,000	8,375,000
	----------------	----------------
Total liabilities and equity	$46,852,000	$44,909,000
	===========	===========

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation Consolidated Statements of Operations Three Months Ended March 31, 2003 and 2002 (Unaudited)
	2003	2002
Revenue:
Oil and gas sales	$7,256,000	$3,445,000
District operating income	4,105,000	3,821,000
Administrative revenue (Note 9)	368,000	368,000
Reporting and management fees (Note 9)	61,000	82,000
Gains on derivative instruments, net	28,000	---
Interest and other income (Note 10)	47,000	439,000
	----------------	----------------
Total revenue	11,865,000	8,155,000
	----------------	----------------
Costs and expenses:
Lease operating expense	2,793,000	2,595,000
District operating expense	3,591,000	3,254,000
Depreciation and depletion of oil and gas properties	1,298,000	920,000
General and administrative expense	1,362,000	867,000
Exploration costs	152,000	262,000
Interest expense (Note 5)	244,000	172,000
	----------------	----------------
Total costs and expenses	9,440,000	8,070,000
	----------------	----------------
Income from operations	2,425,000	85,000
Gain on sale and exchange of assets	16,000	3,000
	----------------	----------------
Net income before income taxes	2,441,000	88,000

Provision for income taxes	615,000	18,000
	----------------	----------------
Net income	$1,826,000	$70,000
	==========	==========

Basic income per common share (Notes 1 and 11)	$0.49	$0.02

Diluted income per common share (Notes 1 and 11)	$0.42	$0.02

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Consolidated Statement of Stockholders' Equity

Three Months Ended March 31, 2003

	Common Stock		Paid In	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total

Balance at December 31, 2002	7,694,970	$ 769,000	11,024,000	9,676,000	(13,094,000)	$ 8,375,000
Purchased 3,360 shares of
common stock					(27,000)	(27,000)
Net income				1,826,000		1,826,000
	-----------	----------	-------------	-------------	--------------	---------------
Balance at March 31, 2003	7,694,970	$ 769,000	11,024,000	11,502,000	(13,121,000)	$10,174,000
	=======	======	========	=========	=========	=========

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation Consolidated Statements of Cash Flows Three Months Ended March 31, 2003 and 2002 (Unaudited)
	2003	2002
Cash flows from operating activities:
Net income	$1,826,000	$70,000
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, depletion and amortization	1,616,000	1,218,000
Dry hole and abandonment costs	152,000	261,000
Gain on sale of properties	(16,000)	(3,000)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(1,835,000)	275,000
(Increase) decrease in due from related parties	(166,000)	87,000
Decrease in other assets	30,000	17,000
Decrease in prepaid expenses	83,000	20,000
(Decrease) in accounts payable	(477,000)	(368,000)
Increase in accrued liabilities	504,000	19,000
Decrease in due to related parties	(750,000)	(153,000)
Increase in deferred taxes	436,000	----
	----------------	----------------
Net cash provided by operating activities:	1,403,000	1,443,000
	----------------	----------------
Cash flows from investing activities:
Capital expenditures, including dry hole costs	(1,469,000)	(2,552,000)
Proceeds from sale of property and equipment	16,000	3,000
	----------------	----------------
Net cash used in investing activities	(1,453,000)	(2,549,000)
	----------------	----------------
Cash flows from financing activities:
Purchase of treasury stock	(27,000)	(182,000)
Increase in long-term bank debt and other long-term obligations	3,925,000	7,077,000
Repayment of long-term bank debt and other long-term obligations	(4,125,000)	(5,157,000)
	----------------	----------------
Net cash used in financing activities	(227,000)	1,738,000
	----------------	----------------
Net increase in cash and cash equivalents	(277,000)	632,000

Cash and cash equivalents at the beginning of the period	1,886,000	85,000
	----------------	----------------
Cash and cash equivalents at the end of the period	$1,609,000	$717,000
	===========	===========

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

March 31, 2003

(1) Description of Operations and Significant Accounting Policies:

Nature of Operations-

PrimeEnergy Corporation ("PEC"), a Delaware corporation, was organized in March 1973. PrimeEnergy Management Corporation ("PEMC"), a wholly-owned subsidiary, acts as the managing general partner, providing administration, accounting and tax preparation services for 39 private and publicly-held limited partnerships and 2 trusts (collectively, the "Partnerships"). PEC owns Eastern Oil Well Service Company, EOWS Midland Company, and Southwest Oilfield Construction Company, all of which perform oil and gas field services. PEC also owns Prime Operating Company, which serves as operator for most of the producing oil and gas properties owned by the Company and affiliated entities. Field service revenues and the administrative overhead fees earned as operator are reported as 'District operating income' on the consolidated statement of operations. PrimeEnergy Corporation and its wholly-owned subsidiaries are herein referred to as the "Company".

The Company is engaged in the development, acquisition and production of oil and natural gas properties. The Company owns leasehold, mineral and royalty interests in producing and non-producing oil and gas properties across the continental United States, including Colorado, Kansas, Louisiana, Mississippi, Montana, Nebraska, New Mexico, North Dakota, Oklahoma, Texas, Utah, West Virginia and Wyoming. The Company operates approximately 1,550 wells and owns non-operating interests in over 800 additional wells. Additionally, the Company provides well-servicing support operations, site-preparation and construction services for oil and gas drilling and re-working operations, both in connection with the Company's activities and providing contract services for third parties. The Company is publicly traded on the NASDAQ under the symbol "PNRG."

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

Recently Issued Accounting Standards-

 In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management has not yet determined the impact of the adoption of this statement. This statement was adopted by the Company for the first quarter of 2003, and had no material impact on the Company's financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. This statement was adopted by the Company for the first quarter of the fiscal year ending December 31, 2002, and did not have a material impact on the Company's financial statements.

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

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation -Transition and Disclosure." SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure for stock-based employee compensation and the effect of the method used on the reported results. The provisions of SFAS 148 are effective for financial statements with fiscal years ending after December 15, 2002. The adoption of this statement will not impact the Company's financial position or results of operations.

In January 2003, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities- an interpretation of ARB No. 51" (FIN 46). FIN 46 is an interpretation of Accounting Research Bulletin 51, "Consolidated Financial Statements", and addresses consolidation by business enterprises of variable interest entities (VIE's). The primary objective of FIN 46 is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as VIE's. FIN 46 requires an enterprise to consolidate a variable interest entity if that enterprise has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual return if they occur, or both. An enterprise shall consider the rights and obligations conveyed by its variable interests in making this determination. This guidance applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.. The adoption of this interpretation is not expected to have an effect on the Company's financial position or results of operations.

(2) Restricted Cash and Cash Equivalents:

Restricted cash and cash equivalents includes $1,383,000 and $750,000 at March 31, 2003 and December 31, 2002, respectively, of cash primarily pertaining to undistributed royalty payments. There were corresponding accounts payable recorded at March 31, 2003 and December 31, 2002 for these liabilities.

(3) Additional Balance Sheeet Information

Certain balance sheet amounts are comprised of the following:

	March 31,	December 31,
	2003	2002
Accounts Receivable:
Joint Interest Billing	$1,047,000	$571,000
Trade Receivables	1,627,000	1,243,000
Oil and Gas Sales	3,468,000	2,070,000
Other	277,000	561,000
	---------------	----------------
	$6,419,000	$4,445,000
Less, Allowance for doubtful
accounts	(458,000)	(319,000)
	--------------	----------------
	$5,961,000	$4,126,000
	=========	=========

Other Current Assets:
Tax overpayments	$0	$73,000
Field service inventory	290,000	249,000
	----------------	----------------
Total	$290,000	$322,000
	=========	=========

(4) Property and Equipment:

Property and equipment at March 31, 2003 and December 31, 2002 consisted of the following:

	March 31,	December 31,
	2003	2002
	(unaudited)	(audited)
Proved oil and gas properties at cost	$75,483,000	$74,319,000
Unproved oil and gas properties at cost	1,104,000	1,134,000
Less, accumulated depletion
and depreciation	(48,211,000)	(46,912,000)
	----------------	----------------
	$28,376,000	$28,541,000

Furniture, fixtures and equipment	9,070,000	8,949,000
Less, accumulated depreciation	(5,450,000)	(5,190,000)
	----------------	----------------
	$3,620,000	$3,759,000
	----------------	----------------
Total net property and equipment	$31,996,000	$32,300,000
	==========	==========

(5) Long-Term Bank Debt:

As of December 2002 the Company entered in to a credit agreement with a new primary lender. The Company and the lender agreed to amend and restate in its entirety the credit agreement dated April 26, 1995 between the Company and its predecessor lender. This agreement will continue to provide for borrowings under a Master Note. Advances under the agreement, as amended, are limited to the borrowing base as defined in the agreement. The borrowing base is re-determined by the lender on a semi-annual basis. The current borrowing base is $25 million and includes a Term Loan of $3.8 million. The Term Loan is currently being paid back in monthly installments of $66,667 which began January 2003 and will continue until December 19, 2004 when the remaining balance of the Term Loan will be paid. The credit agreement provides for interest on outstanding borrowings at the bank's base rate, as defined, payable monthly, or at rates 2% over the London Inter-Bank Offered Rate (LIBO rate) payable at the end of the applicable interest period

The Company had been party to a series of credit agreements with its former lender or its predecessors since 1983. The agreement, entered into in April 1995, provided for borrowings under a Master Note. Advances under the agreement, as amended, were limited to the borrowing base as defined in the agreement and re-determined by the lender on a semi-annual basis. Since the beginning of 2000, the borrowing base ranged from $20 million to $23.7 million. The credit agreement provided for interest on outstanding borrowings at the bank's base rate, as defined, payable monthly, or at rates ranging from 1.5% to 2% over the London Inter-Bank Offered Rate (LIBO rate) depending upon the Company's utilization of the available line of credit, payable at the end of the applicable interest period. This credit agreement was assigned to the Company's primary lender effective December 2002.

The combined average interest rates paid on outstanding borrowings subject to interest at the bank's base rate and on outstanding borrowings bearing interest based upon the LIBO rate were 3.93% during the first quarter of 2002 as compared to 3.83% during the same period of 2002. As of March 31, 2003 and December 31, 2002, the total outstanding borrowings were $24.3 million and $24.5 million, respectively, with an additional $700,000 and $500,000 available. As of March 31, 2003, $15 million of the amounts outstanding accrued interest at the LIBO rate option. As of March 31, 2002, the current portion of the company's bank debt was $800,000.

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

(6) Other Long-Term Obligations and Commitments:

Operating Leases:

The Company has several noncancelable operating leases, primarily for rental of office space, that have a term of more than one year.

Capital Leases:

The Company has two capital leases for office equipment.. Future minimum lease payments as of March 31, 2003 under operating and capital leases are as follows:

	Operating Leases	Capital Leases

2003	316,000	21,000
2004	91,000	26,000
2005	12,000	121,000
2006	1,000	--
Thereafter	--	--
	-----------------	-------------
Total minimum payments	$420,000	59,000
	==========
Less imputed interest		(3,000)
		-------------
Present value of minimum
Lease payments		$56,000
		========
Current portion of other long-term obligations		$26,000
		========
Other Long term obligations		$30,000
		========

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

(8) Stock Options and Other Compensation:

In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. At March 31, 2003 and 2002, options on 767,500 were outstanding and exercisable at prices ranging from $1.00 to $1.25.

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

Due to related parties at March 31, 2003 and December 31, 2002 primarily represent receipts collected by the Company, as agent, from oil and gas sales net of expenses. Receivables from affiliates consist of reimbursable general and administrative costs, lease operating expenses and reimbursements for property acquisitions, development and related costs.

Treasury stock purchases in the first three months of 2002 included, a total of approximately 10,000 shares purchased from related parties for a total consideration $80,000.

(10) Other Income:

Included in 'Interest and other income' for the period ending March 31, 2002 are proceeds of $350,000 received in February, 2002 in settlement of a claim for additional drilling costs incurred by the Company in prior years as a result of a third party's negligence.

(11) Income Per Share:

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:

	Three Months Ended			Three Months Ended
	March 31, 2003			March 31, 2002

	Net Income	Number of	Per Share	Net	Number of	Per Share
		Shares	Amount	Income	Shares	Amount
Net income per
common share	$1,826,000	3,712,644	0.49	$70,000	3,771,005	$0.02
Effect of dilutive
securities:
Options		669,307			665,814
	-----------	-------------	--------	-----------	-------------	--------
Diluted net income
per common share	$1,826,000	4,381,951	0.42	$70,000	4,436,819	$0.02
	=========	=========	=====	=======	=========	=====

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

LIQUIDITY AND CAPITAL RESOURCES

The Company feels that it has the ability to generate sufficient amounts of cash to meet long-term liquidity needs, as well as debt service. The Company,s goal is to generate increased cash flows by increasing its reserve base through continued acquisition, exploration and development. By increasing its reserve base, the Company's borrowing ability is increased due to additional properties available as collateral. Capital expenditures during 2003 were financed by internally generated funds, additional bank borrowings and cash balances available at the prior year-end.

As of December 2002 the Company entered into a credit agreement with a new primary lender. The Company and the lender agreed to amend and restate in its entirety the credit agreement dated April 26, 1995 between the Company and its predecessor lender. This agreement will continue to provide for borrowings under a Master Note. Advances under the agreement, as amended, are limited to the borrowing base as defined in the agreement. The borrowing base is re-determined by the lender on a semi-annual basis. The current borrowing base is $25 million and includes a Term Loan of $3.8 million. The Term Loan is currently being paid back in monthly installments of $66,667 which began January 2003 and will continue until December 19, 2004 when the Term Loan will be paid in full. The credit agreement provides for interest on outstanding borrowings at the bank's base rate, as defined, payable monthly, or at rates 2% over the London Inter-Bank Offered Rate (LIBO rate) payable at the end of the applicable interest period

The Company had been party to a series of credit agreements with its former lender or its predecessors since 1983. The agreement, entered into in April 1995, provided for borrowings under a Master Note. Advances under the agreement, as amended, were limited to the borrowing base as defined in the agreement and re-determined by the lender on a semi-annual basis. Since the beginning of 2000, the borrowing base ranged from $20 million to $23.7 million. The credit agreement provided for interest on outstanding borrowings at the bank's base rate, as defined, payable monthly, or at rates ranging from 1.5% to 2% over the London Inter-Bank Offered Rate (LIBO rate) depending upon the Company's utilization of the available line of credit, payable at the end of the applicable interest period. This credit agreement was assigned to the Company's primary lender effective December 2002.

The combined average interest rates paid on outstanding borrowings subject to interest at the bank's base rate and on outstanding borrowings bearing interest based upon the LIBO rate were 3.93% during the first quarter of 2002 as compared to 3.83% during the same period of 2002. As of March 31, 2003 and December 31, 2002, the total outstanding borrowings were $24.3 million and $24.5 million, respectively, with an additional $700,000 and $500,000 available. As of March 31, 2003, $15 million of the amount outstanding was accruing interest at the LIBO rate option.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

The Company spent approximately $1,133,476 on the acquisition, exploration and development of oil and gas properties in the first three months of 2003. The Company also spent approximately $162,985 on field service equipment and $4,667 on computer hardware and software in the first three months of 2003. The Company spent $27,081 in the first three months of 2003 to acquire treasury stock.

Most of the Company's capital spending is discretionary and the ultimate level of spending will be dependent on the Company's assessment of the oil and gas business, the availability of capital, the number of oil and gas prospects, and oil and gas business opportunities in general.

RESULTS OF OPERATIONS

The Company had net income of $1,826,000 for the three months ended March 31, 2003 as compared to net income of $70,000 in the first three months of 2002.

The change in net income is primarily attributable to significantly higher oil and gas prices during the first three months of 2003 as compared to the same period in 2002. Oil and gas sales of $6,256,000 for the first three months of 2003 represented a 111% increase in sales compared to the first three months of 2002. The table below summarizes production, prices and revenue for the periods under discussion.

	Three Months Ended
	March 31,
	-------------------------------------------------------
			Increase /
	2003	2002	(Decrease)

Barrels of Oil Produced	86,408	79,081	7,327
Average Price Received	$31.31	$18.8616	$12.44
	---------------	---------------	--------------
Oil Revenue	$ 2,705,000	$ 1,492,000	$ 1,213,000
	---------------	---------------	--------------
Mcf of Gas Produced	808,430	845,456	(37,025)
Average Price Received	$5.63	$2.3101	$3.32
	---------------	---------------	--------------
Gas Revenue	$ 4,551,000	$ 1,953,000	$ 2,598,000
	---------------	---------------	--------------
Total Oil & Gas Revenue	$6,256,000	$3,445,000	$ 3,811,000
	=========	=========	=========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Changes in production are due to the natural decline curves of properties offset by production from properties added during 2002 and the first quarter of 2003.

Lease operating expense for the first three months of 2003 increased by 7.63%, or $198,000, compared to the first three months of 2002 due to the combination of production tax expense related to the increase in product prices and by the lease operating expenses of new properties, including additional Partnership interests.

Other income for 2002 included proceeds of $350,000 received in February 2002 in settlement of a claim for additional drilling costs incurred by the Company in prior years as a result of a third party's negligence.

General and administrative expenses increased by $505,000, in the first quarter of 2003 as compared to the first quarter of 2002 due to the combination of bonus accrual eliminations in 2002 and the Company's increased share of partnership general and administrative expenses in 2003 related to additional partnership interests acquired in 2002.

Depreciation and depletion of oil and gas properties increased by $378,000 for the three months ended March 31, 2003 as compared to the same period in the previous year. This increase is related to the additional cost basis of producing properties added during 2002 and the first quarter of 2003.

Exploration costs of $152,000 in the first quarter of 2003 were incurred in the drilling of a dry hole in Harris County, Texas. Exploration costs of $262,000 in the first three months of 2002 were attributable to dry hole costs of an unsuccessful well in Wharton County, Texas.

Interest expense of $244,000 for the first three months of 2003 represents an increase from the same period in 2002 related to increased borrowings.

Tax expense increased by $597,000 for the first three months of 2003 as compared to the first three months of 2002, reflecting the increased net income in 2003.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk on its line of credit, which has variable rates based upon the lenders base rate, as defined, and the London Inter-Bank Offered rate. Based on the weighted average balances outstanding during the first quarter 2003, a hypothetical 2% increase in the applicable interest rates would have increased interest expense for the three months ended March 31, 2003 by approximately $114,000.

Oil and gas prices have historically been extremely volatile, and have been particularly so in recent years. The Company did not enter into significant hedging transactions during the first quarter of 2003 and had no open hedging transactions at March 31, 2003 or December 31, 2002. Declines in domestic oil and gas prices could have a material adverse effect on the Company's revenues, operating results, estimates of economically recoverable reserves and the net revenue therefrom.

Item 4. INTERNAL CONTROLS AND PROCEDURES.

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

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS AND REPORTS ON FORM 8K

No reports on form 8K were filed by the Company during the three months ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PrimeEnergy Corporation
(Registrant)

May 15, 2003	/s/ Charles E. Drimal, Jr.
(Date)	------------------------------
Charles E. Drimal, Jr.
President
Principal Executive Officer

May 15, 2003	/s/ Beverly A. Cummings
(Date)	-------------------------------
Beverly A. Cummings
Executive Vice President
Principal Financial and Accounting Officer

CERTIFICATIONS

I, Charles E. Drimal, Jr., Chief Executive Officer of PrimeEnergy Corporation, certify that:

1. I have reviewed this annual report on Form 10-Q of PrimeEnergy Corporation.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others withinthose entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based onour most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing theequivalent function);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including gany corrective actions with regard to significant deficiencies and material weaknesses.

May 15, 2003	/s/ Charles E. Drimal Jr.
-------------------------------------
Charles E. Drimal Jr
Chief Executive Officer
PrimeEnergy Corporation

CERTIFICATIONS

I, Beverly A Cummings., Chief Financial Officer of PrimeEnergy Corporation, certify that:

1. I have reviewed this annual report on Form 10-Q of PrimeEnergy Corporation.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others withinthose entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based onour most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing theequivalent function);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internalcontrols subsequent to the date of our most recent evaluation, includingany corrective actions with regard to significant deficiencies and material weaknesses.

May 15, 2003	/s/ Beverly A. Cummings.
-------------------------------------
Beverly A Cummings
Chief Financial Officer
PrimeEnergy Corporation