Form 10-Q
period 2003-06-30
PRIMEENERGY CORP
filed 2003-08-14
CIK 56868

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________

FORM 10-Q

/X/ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/   No  / /

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Acts). Yes ___ NO /X/
The number of shares outstanding of each class of the Registrant's Common Stock as of August 12, 2003 was: Common Stock, $0.10 par value, 3,654,172 shares.

PrimeEnergy Corporation

Index to Form 10-Q

June 30, 2003

Part I - Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets June 30, 2003 and
December 31, 2002	3 - 4

Consolidated Statements of Operations for the three months
ended June 30, 2003 and 2002	5

Consolidated Statement of Stockholders' Equity for the
three months ended June 30, 2003	6

Consolidated Statements of Cash Flows for the three months
ended June 30, 2003 and 2002	7

Notes to Consolidated Financial Statements	8 - 17

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	18-22

Item 3. Quantitative and Qualitative Disclosures About
Market Risk	22

Item 4. Controls and Procedures	22

Part II - Other Information

Item 1. Legal Proceedings	23
Item 2. Changes in Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	23
Item 4. Submission of Matters to a Vote of Security Holders	23
Item 5. Other Information	23
Item 6. Exhibits And Reports On Form 8-K	23

Signatures	24

PrimeEnergy Corporation Consolidated Balance Sheets June 30, 2003 and December 31, 2002
	June 30, 2003 (Unaudited)	December 31 2002 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,060,000	$1,886,000
Restricted cash and cash equivalents (Note 2)	1,547,000	750,000
Accounts receivable (Note 3)	7,063,000	4,126,000
Due from related parties (Note 9)	3,668,000	4,771,000
Prepaid Expenses	368,000	239,000
Other current assets (Note 3)	266,000	322,000
Deferred income taxes (Note 1)	125,000	309,000
	-----------------	------------------
Total current assets	15,097,000	12,403,000
	-----------------	------------------

Property and equipment, at cost (Notes 1 and 4):
Oil and gas properties (successful efforts method), net	28,824,000	28,541,000
Furniture, fixtures and equipment, net	3,472,000	3,759,000
	-----------------	------------------
Net property and equipment	32,296,000	32,300,000
	-----------------	------------------

Other assets	210,000	206,000
	-----------------	------------------
Total assets	$47,603,000	$44,909,000
	==========	===========

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation Consolidated Balance Sheets June 30, 2003 and December 31, 2002
	June 30, 2003 (Unaudited)	December 31, 2002 (Audited)

LIABILITIES and STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$7,066,000	$6,100,000
Current portion of other long-term
obligations (Notes 5 and 6)	26,000	824,000
Accrued liabilities:
Payroll, benefits and related items	1,720,000	996,000
Interest and other	1,165,000	803,000
Due to related parties (Note 9)	658,000	1,485,000
	----------------	------------------
Total current liabilities	10,635,000	10,208,000

Long-term bank debt (Note 5)	22,820,000	23,700,000
Other long-term obligations (Note 6)	24,000	34,000
Deferred income taxes (Note 1)	3,180,000	2,592,000
	----------------	------------------

Total liabilities	36,659,000	36,534,000
	----------------	------------------
Stockholders' equity:
Preferred stock, $.10 par value,
authorized 5,000,000 shares, none issued	--	--
Common stock, $.10 par value, authorized
10,000,000 shares; issued 7,694,970 in 2003 and 2002	769,000	769,000
Paid in capital	11,024,000	11,024,000
Retained earnings	12,568,000	9,676,000
	----------------	------------------
	24,361,000	21,469,000
Treasury stock, at cost, 4,041,348 common shares
in 2003 and 4,001,964 common shares in 2002	(13,417,000)	(13,094,000)
	----------------	------------------
Total stockholders' equity	10,944,000	8,375,000
	----------------	----------------
Total liabilities and equity	$47,603,000	$44,909,000
	===========	===========

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation Consolidated Statements of Operations Six Months Ended June 30, 2003 and 2002 (Unaudited)
	2003	2002
Revenue:
Oil and gas sales	$13,438,000	$7,808,000
District operating income	8,377,000	7,417,000
Administrative revenue (Note 9)	737,000	737,000
Reporting and management fees (Note 9)	119,000	155,000
Gains on derivative instruments, net	---	---
Interest and other income (Note 10)	128,000	473,000
	----------------	----------------
Total revenue	22,799,000	16,590,000
	----------------	----------------
Costs and expenses:
Lease operating expense	5,512,000	5,086,000
District operating expense	7,266,000	6,374,000
Depreciation and depletion of oil and gas properties	2,718,000	1,843,000
General and administrative expense	2,427,000	1,858,000
Exploration costs	317,000	383,000
Interest expense (Note 5)	454,000	369,000
	----------------	----------------
Total costs and expenses	18,694,000	15,913,000
	----------------	----------------
Income from operations	4,105,000	677,000
Gain on sale and exchange of assets	21,000	4,000
	----------------	----------------
Net income before income taxes	4,126,000	681,000

Provision for income taxes	1,234,000	136,000
	----------------	----------------
Net income	$2,892,000	$545,000
	==========	==========

Basic income per common share (Notes 1 and 11)	$0.79	$0.14

Diluted income per common share (Notes 1 and 11)	$0.66	$0.12

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation Consolidated Statements of Operations Three Months Ended June 30, 2003 and 2002 (Unaudited)
	2003	2002

Revenue:
Oil and gas sales	$6,182,000	$4,363,000
District operating income	4,272,000	3,595,000
Administrative revenue (Note 10)	368,000	368,000
Reporting and management fees (Note 10)	57,000	73,000
Gains-(Losses) on derivative instruments, net	(28,000)	---
Interest and other income (Note 11)	83,000	35,000
	--------------	--------------
Total revenue	10,934,000	8,434,000
	--------------	--------------
Costs and expenses:
Lease operating expense	2,719,000	2,491,000
District operating expense	3,675,000	3,120,000
Depreciation and depletion of oil and gas properties	1,420,000	922,000
General and administrative expense	1,064,000	990,000
Exploration costs	165,000	121,000
Interest expense (Note 6)	210,000	197,000
	--------------	--------------
Total costs and expenses	9,253,000	7,841,000
	--------------	--------------
Income from operations	1,681,000	593,000
Gain on sale and exchange of assets	5,000	1,000
	--------------	--------------
Net income before income taxes	1,686,000	594,000

Provision for income taxes	619,000	119,000
	--------------	--------------
Net income	$1,067,000	$475,000
	=========	=========

Basic income per common share (Notes 1 and 12)	$0.29	$0.13

Diluted income per common share (Notes 1 and 12)	$0.25	$0.11

PrimeEnergy Corporation

Consolidated Statement of Stockholders' Equity

Six Months Ended June 30, 2003

	Common Stock		Paid In	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total

Balance at December 31, 2002	7,694,970	$ 769,000	11,024,000	9,676,000	(13,094,000)	$ 8,375,000
Purchased 39,384 shares of
common stock					(323,700)	(323,700)
Net income				2,892,000		2,892,000
	-----------	----------	-------------	-------------	--------------	---------------
Balance at June 30, 2003	7,694,970	$ 769,000	11,024,000	12,568,000	(13,417,000)	$10,944,000
	=======	======	========	=========	=========	=========

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation Consolidated Statements of Cash Flows Six Months Ended June 30, 2003 and 2002 (Unaudited)
	2003	2002
Cash flows from operating activities:
Net income	$2,892,000	$545,000
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, depletion and amortization	3,339,000	2,448,000
Dry hole and abandonment costs	317,000	374,000
Gain on sale of properties	(21,000)	(4,000)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(2,937,000)	(470,000)
(Increase) decrease in due from related parties	1,103,000	169,000
Decrease in other assets	56,000	617,000
(Increase) Decrease in prepaid expenses	(129,000)	(228,000)
(Decrease) in accounts payable	169,000	(393,000)
Increase in accrued liabilities	1,086,000	162,000
Decrease in due to related parties	(827,000)	783,000
Increase in deferred taxes	772,000	-----
	----------------	----------------
Net cash provided by operating activities:	5,820,000	4,003,000
	----------------	--------------
Cash flows from investing activities:
Capital expenditures, including dry hole costs	(3,656,000)	(5,631,000)
Proceeds from sale of property and equipment	21,000	4,000
	----------------	--------------
Net cash used in investing activities	(3,635,000)	(5,627,000)
	----------------	--------------
Cash flows from financing activities:
Purchase of treasury stock	(323,000)	(263,000)
Increase in long-term bank debt and other long-term obligations	17,165,000	10,317,000
Repayment of long-term bank debt and other long-term obligations	(18,853,000)	(7,941,000)
	----------------	--------------
Net cash used in financing activities	(2,011,000)	2,113,000
	----------------	--------------
Net increase in cash and cash equivalents	174,000	489,000

Cash and cash equivalents at the beginning of the period	1,886,000	85,000
	----------------	--------------
Cash and cash equivalents at the end of the period	$2,060,000	$574,000
	===========	=========

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

June 30, 2003

(1) Description of Operations and Significant Accounting Policies:

Nature of Operations-

PrimeEnergy Corporation ("PEC"), a Delaware corporation, was organized in June 1973. PrimeEnergy Management Corporation ("PEMC"), a wholly-owned subsidiary, acts as the managing general partner, providing administration, accounting and tax preparation services for 39 private and publicly-held limited partnerships and 2 trusts (collectively, the "Partnerships"). PEC owns Eastern Oil Well Service Company, EOWS Midland Company, and Southwest Oilfield Construction Company, all of which perform oil and gas field services. PEC also owns Prime Operating Company, which serves as operator for most of the producing oil and gas properties owned by the Company and affiliated entities. Field service revenues and the administrative overhead fees earned as operator are reported as 'District operating income' on the consolidated statement of operations. PrimeEnergy Corporation and its wholly-owned subsidiaries are herein referred to as the "Company".

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

Property and Equipment-

The Company follows the "successful efforts" method of accounting for its oil and gas properties. Under the successful efforts method, costs of acquiring undeveloped oil and gas leasehold acreage, including lease bonuses, brokers' fees and other related costs are capitalized. Provisions for impairment of undeveloped oil and gas leases are based on periodic evaluations. Annual lease rentals and exploration expenses, including geological and geophysical expenses and exploratory dry hole costs, are charged against income as incurred. Costs of drilling and equipping productive wells, including development dry holes and related production facilities, are capitalized. Costs incurred by the Company related to the exploration, development and acquisition of oil and gas properties on behalf of the Partnerships or joint ventures are deferred and charged to the related entity upon the completion of the acquisition. To the extent that the Company acquires an interest in the property, appropriate allocations of internal costs are capitalized as part of the depletable base of the property.

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

Recently Issued Accounting Standards-

 In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. This statement was adopted by the Company for the first quarter of 2003, and had no material impact on the Company's financial statements

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. This statement was adopted by the Company for the first quarter of the fiscal year ending December 31, 2002, and did not have a material impact on the Company's financial statements.

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

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation Transition and Disclosure." SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure for stock-based employee compensation and the effect of the method used on the reported results. The provisions of SFAS 148 are effective for financial statements with fiscal years ending after December 15, 2002. The adoption of this statement will not impact the Company's financial position or results of operations.

In January 2003, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities an interpretation of ARB No. 51" (FIN 46). FIN 46 is an interpretation of Accounting Research Bulletin 51, "Consolidated Financial Statements", and addresses consolidation by business enterprises of variable interest entities (VIE's). The primary objective of FIN 46 is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as VIE's. FIN 46 requires an enterprise to consolidate a variable interest entity if that enterprise has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual return if they occur, or both. An enterprise shall consider the rights and obligations conveyed by its variable interests in making this determination. This guidance applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of this interpretation is not expected to have an effect on the Company's financial position or results of operations.

(2) Restricted Cash and Cash Equivalents:

Restricted cash and cash equivalents include $1,546,900 and $750,000 at June 30, 2003 and December 31, 2002, respectively, of cash primarily pertaining to undistributed royalty payments. There were corresponding accounts payable recorded at June 30, 2003 and December 31, 2002 for these liabilities.

(3) Additional Balance Sheet Information

Certain balance sheet amounts are comprised of the following:

	June 30,	December 31,
	2003	2002
Accounts Receivable:
Joint Interest Billing	$1,113,000	$571,000
Trade Receivables	1,535,000	1,243,000
Oil and Gas Sales	4,517,000	2,070,000
Other	356,000	561,000
	---------------	----------------
	$7,521,000	$4,445,000
Less, Allowance for doubtful
accounts	(458,000)	(319,000)
	--------------	----------------
	$7,063,000	$4,126,000
	=========	=========

Other Current Assets:
Tax overpayments	$--	$73,000
Field service inventory	266,000	249,000
	----------------	----------------
Total	$266,000	$322,000
	=========	=========

(4) Property and Equipment:

Property and equipment at June 30, 2003 and December 31, 2002 consisted of the following:

	June 30,	December 31,
	2003	2002
	(unaudited)	(audited)
Proved oil and gas properties at cost	$77,350,000	$74,319,000
Unproved oil and gas properties at cost	1,104,000	1,134,000
Less, accumulated depletion
and depreciation	(49,630,000)	(46,912,000)
	----------------	----------------
	$28,824,000	$28,541,000

Furniture, fixtures and equipment	9,128,000	8,949,000
Less, accumulated depreciation	(5,656,000)	(5,190,000)
	----------------	----------------
	$3,472,000	$3,759,000
	----------------	----------------
Total net property and equipment	$32,296,000	$32,300,000
	==========	==========

(5) Long-Term Bank Debt:

As of December 2002 the Company entered in to a credit agreement with a new primary lender. The Company and the lender agreed to amend and restate in its entirety the credit agreement dated April 26, 1995 between the Company and its predecessor lender. This agreement will continue to provide for borrowings under a Master Note. Advances under the agreement, as amended, are limited to the borrowing base as defined in the agreement. The borrowing base is re-determined by the lender on a semi-annual basis. The combined current borrowing base is $25,533,000 which includes a Reducing Revolver Loan of $3,533,000. The Reducing Revolver Loan reduces the first of the month by $66,667. The reducing revolver is in effect until December 31 2004 and the next overall borrowing base review date is on or around December 1, 2003. The credit agreement provides for interest on outstanding borrowings at the bank's base rate, as defined, payable monthly, or at rates 2% over the London Inter-Bank Offered Rate (LIBO rate) payable at the end of the applicable interest period

The Company had been party to a series of credit agreements with its former lender or its predecessors since 1983. The agreement, entered into in April 1995, provided for borrowings under a Master Note. Advances under the agreement, as amended, were limited to the borrowing base as defined in the agreement and re-determined by the lender on a semi-annual basis. Since the beginning of 2000, the borrowing base ranged from $20 million to $23.7 million. The credit agreement provided for interest on outstanding borrowings at the bank's base rate, as defined, payable monthly, or at rates ranging from 1 1/2% to 2% over the London Inter-Bank Offered Rate (LIBO rate) depending upon the Company's utilization of the available line of credit, payable at the end of the applicable interest period. This credit agreement was assigned to the Company's primary lender effective December 2002.

The combined average interest rates paid on outstanding borrowings subject to interest at the bank's base rate and on outstanding borrowings bearing interest based upon the LIBO rate were 4.38% during the first six months of 2003 as compared to 3.91% during the same period of 2002. As of June 30, 2003 and December 31, 2002, the total outstanding borrowings were $22.82 million and $24.5 million, respectively, with an additional $1,779,000 and $500,000 available. As of June 30, 2003, $16 million of the amounts outstanding accrued interest at the LIBO rate option.

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

Capital Leases:

The Company has two capital leases for office equipment. Future minimum lease payments as of June 30, 2003 under operating and capital leases are as follows:

	Operating Leases	Capital Leases

2003	189,000	14,000
2004	91,000	26,000
2005	12,000	12,000
2006	1,000	--
Thereafter	--	--
	-----------------	-------------
Total minimum payments	$293,000	52,000
	==========
Less imputed interest		(3,000)
		-------------
Present value of minimum
Lease payments		$50,000
		========
Current portion of other long-term obligations		$26,000
		========
Other Long term obligations		$24,000
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

(8) Stock Options and Other Compensation:

In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. At June 30, 2003 and 2002, options on 767,500 were outstanding and exercisable at prices ranging from $1.00 to $1.25.

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

Due to related parties at June 30, 2003 and December 31, 2002 primarily represent receipts collected by the Company, as agent, from oil and gas sales net of expenses. Receivables from affiliates consist of reimbursable general and administrative costs, lease operating expenses and reimbursements for property acquisitions, development and related costs.

Treasury stock purchases in the first six months of 2003 totaled $323,700 which included, a total of approximately 22,350 shares purchased from related parties for a total consideration of $182,838.

(10) Other Income:

Included in Interest and other income for the period ending June 30, 2002 are proceeds of $350,000 received in February, 2002 in settlement of a claim for additional drilling costs incurred by the Company in prior years as a result of a third party's negligence.

(11) Income per Share:

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:

	Six Months Ended			Six Months Ended
	June 30, 2003			June 30, 2002

	Net Income	Number of	Per Share	Net	Number of	Per Share
		Shares	Amount	Income	Shares	Amount
Net income per
common share	$2,892,000	3,680,331	$0.79	$545,000	3,763,030	$0.14
Effect of dilutive
securities:
Options		672,061			667,128
	-----------	-------------	--------	-----------	-------------	--------
Diluted net income
per common share	$2,892,000	4,352,392	$0.66	$545,000	4,430,158	$0.02
	=========	=========	=====	=======	=========	=====

	Three Months Ended			Three Months Ended
	June 30, 2003			June 30, 2002

	Net Income	Number of	Per Share	Net	Number of	Per Share
		Shares	Amount	Income	Shares	Amount
Net income per
common share	$1,067,000	3,669,949	$0.29	$475,000	3,755,143	$0.13
Effect of dilutive
securities:
Options		674,585			668,302
	-------------	--------------	--------	-------------	--------------	--------
Diluted net income
per common share	$1,067,000	4,344,534	$0.25	$475,000	4,423,445	$0.11
	=========	========	=====	=========	=======	=====

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

As of December 2002 the Company entered in to a credit agreement with a new primary lender. The Company and the lender agreed to amend and restate in its entirety the credit agreement dated April 26, 1995 between the Company and its predecessor lender. This agreement will continue to provide for borrowings under a Master Note. Advances under the agreement, as amended, are limited to the borrowing base as defined in the agreement. The borrowing base is re-determined by the lender on a semi-annual basis. The combined current borrowing base is $25,533,000 which includes a Reducing Revolver Loan of $3,533,000. The Reducing Revolver Loan reduces the first of the month by $66,667. The reducing revolver is in effect until December 31, 2004 and the next overall borrowing base review date is on or around December 1, 2003 The credit agreement provides for interest on outstanding borrowings at the bank's base rate, as defined, payable monthly, or at rates 2% over the London Inter-Bank Offered Rate (LIBO rate) payable at the end of the applicable interest period

The Company had been party to a series of credit agreements with its former lender or its predecessors since 1983. The agreement, entered into in April 1995, provided for borrowings under a Master Note. Advances under the agreement, as amended, were limited to the borrowing base as defined in the agreement and re-determined by the lender on a semi-annual basis. Since the beginning of 2000, the borrowing base ranged from $20 million to $23.7 million. The credit agreement provided for interest on outstanding borrowings at the bank's base rate, as defined, payable monthly, or at rates ranging from 1 1/2% to 2% over the London Inter-Bank Offered Rate (LIBO rate) depending upon the Company's utilization of the available line of credit, payable at the end of the applicable interest period. This credit agreement was assigned to the Company's primary lender effective December 2002.

The combined average interest rates paid on outstanding borrowings subject to interest at the bank's base rate and on outstanding borrowings bearing interest based upon the LIBO rate were 4.38% during the first six months of 2003 as compared to 3.91% during the same period of 2002. As of June 30, 2003 and December 31, 2002, the total outstanding borrowings were $22.8 million and $24.5 million, respectively, with an additional $1.78 and $.5 million available. As of June 30, 2003, $16 million of the amount outstanding was accruing interest at the LIBO rate option.

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

The Company spent approximately $3,656,000 on the acquisition, exploration and development of oil and gas properties in the first six months of 2003, including $144,000 spent to repurchase limited partner interest in the oil and gas partnerships. The Company also spent approximately $291,000 on field service equipment and $11,500 on computer hardware and software in the first six months of 2003. The Company spent $323,740 in the first six months of 2003 to acquire treasury stock.

Most of the Company's capital spending is discretionary and the ultimate level of spending will be dependent on the Company's assessment of the oil and gas business, the availability of capital, the number of oil and gas prospects, and oil and gas business opportunities in general.

The Company is currently negotiating the terms of certain acquisitions and exploration opportunities. Should such negotiations result in final agreements the Company would enter into transactions requiring additional capital expenditures during the second half of 2003.

RESULTS OF OPERATIONS

The Company had net income of $2,892,000 for the six months ended June 30, 2003 as compared to net income of $545,000 in the first six months of 2002.

The change in net income is primarily attributable to significantly higher oil and gas prices during the first six months of 2003 as compared to the same period in 2002. Oil and gas sales of $13,438,000 for the first six months of 2003 represented a 71% increase in sales compared to the first six months of 2002. The table below summarizes production, prices and revenue for the periods under discussion.

	Six months Ended			Three Months Ended
	June 30,			June 30,
	------------------------------------------------------			-------------------------------------------------------
			Increase /			Increase /
	2003	2002	(Decrease)	2003	2002	(Decrease)

Barrels of Oil Produced	153,000	152,923	77	66,592	73,842	(7,250)
Average Price Received	$31.017	$21.0273	$9.9897	$30.649	$23.3466	$7.3024
	---------------	---------------	--------------	---------------	---------------	--------------
Oil Revenue	$4,746,000	$3,216,000	$1,530,000	$2,041,000	$1,724,000	$317,000
	---------------	---------------	--------------	---------------	---------------	--------------
MCF of Gas Produced	1,601,000	1,673,125	(72,125)	792,570	827,668	(35,098)
Average Price Received	$5.43	$2.7445	$2.985	$5.22	$3.1882	$2.0318
	---------------	---------------	--------------	---------------	---------------	--------------
Gas Revenue	$8,692,000	$4,592,000	$4,100,000	$4,141,000	$2,639,000	$1,503,000
	---------------	---------------	--------------	---------------	---------------	--------------
Total Oil & Gas Revenue	$13,438,000	$7,808,000	$5,630,000	$6,182,000	$4,363,000	$1,820,000
	========	=========	========	========	=========	=========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Changes in production are due to the natural decline curves of properties offset by production from properties added during 2002 and the first half of 2003.

Lease operating expense for the first half of 2003 increased by 8.5% or $426,000, compared to the first half of 2002 due to the combination of production tax expense related to the increase in product prices and by the lease operating expenses of new properties, including additional Partnership interests.

Other income for 2002 included proceeds of $350,000 received in February 2002 in settlement of a claim for additional drilling costs incurred by the Company in prior years as a result of a third party's negligence.

General and administrative expenses increased by 31%, in the first half of 2003 as compared to the first half of 2002 due to the combination of bonus accrual eliminations in 2002 and the Company's increased share of partnership general and administrative expenses in 2003 related to additional partnership interests acquired in 2002.

Depreciation and depletion of oil and gas properties increased by $875,000 for the period ended June 30, 2003 as compared to the same period in the previous year. This increase is related to the additional cost basis of producing properties added during 2002 and the first half of 2003.

Exploration costs of $317,000 in the first half of 2003 were incurred in the drilling of dry holes in Harris and Walker County, Texas. Exploration costs of $383,000 in the first six months of 2002 were attributable to dry hole costs of an unsuccessful well in Wharton County, Texas.

Interest expense of $447,667 for the first six months of 2003 represents an increase from the same period in 2002 related to increased borrowings throughout the period.

Tax expense increased by $1,098,000 for the first six months of 2003 as compared to the first six months of 2002, reflecting the increased net income in 2003.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk on its line of credit, which has variable rates based upon the lenders base rate, as defined, and the London Inter-Bank Offered rate. Based on the weighted average balances outstanding during the first quarter 2003, a hypothetical 2% increase in the applicable interest rates would have increased interest expense for the six months ended June 30, 2003 by approximately $181,000.

Oil and gas prices have historically been extremely volatile, and have been particularly so in recent years. The Company did not enter into significant hedging transactions during the first six months of 2003 and had no open hedging transactions at June 30, 2003 or December 31, 2002. Declines in domestic oil and gas prices could have a material adverse effect on the Company's revenues, operating results, estimates of economically recoverable reserves and the net revenue there from.

Item 4. CONTROLS AND PROCEDURES.

As of the end of the current reported period, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the Commission's rules and forms, of information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the company was held on June 20, 2003. The only matter submitted to the stockholders was the election of thirteen Directors (named below), nominated by management, all of whom were currently serving as Directors. Proxies were solicited pursuant to Regulation 14A under the Securities Act of 1934, definitive copies of which were filed with the Commission. There was no solicitation in opposition to management's nominees, and all of the Directors nominated for the re-election were elected. The number of shares of the Company's common stock outstanding and entitled to vote at the Annual Meeting was 3,681,212. Those persons nominated and elected as Directors, and the number of shares voting for or withheld for each, is shown below. There were no abstentions or broker non-votes.

	For	Withheld
James R. Boldrick	2,951,198	2,332
Samuel R. Campbell	2,945,998	7,532
James E. Clark	2,950,748	2,782
Beverly A. Cummings	2,946,294	7,236
Charles E. Drimal, Jr.	2,705,255	7,246
Matthias Eckenstein	2,946,284	32,142
H. Gifford Fong	2,947,488	6,042
Thomas S. T. Gimbel	2,946,298	7,232
Clint Hurt	2,951,398	2,132
Jarvis J. Slade	2,951,638	2,332
Jan K. Smeets	2,947,638	5,892
Gaines Wehrle	2,945,838	7,692
Michael H. Wehrle	2,951,254	2,276

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS AND REPORTS ON FORM 8K

(a)	Exhibits
*31	Rule 13a-14(a)/15d-14(a) Certifications CEO
*31	Rule 13a-14(a)/15d-14(a) Certifications - CFO
*32	Section 1350 Certifications( 906 Certifications)
(b)	Reports on Form 8-K

No reports on form 8K were filed by the Company during the three months ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PrimeEnergy Corporation
(Registrant)

August 13, 2003	/s/ Charles E. Drimal, Jr.
(Date)	------------------------------
Charles E. Drimal, Jr.
President
Principal Executive Officer

August 13, 2003	/s/ Beverly A. Cummings
(Date)	-------------------------------
Beverly A. Cummings
Executive Vice President
Principal Financial and Accounting Officer