Form 10-Q
period 2003-09-30
PRIMEENERGY CORP
filed 2003-11-14
CIK 56868

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________

FORM 10-Q

/X/ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/   No  / /

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Acts). Yes ___ NO /X/
The number of shares outstanding of each class of the Registrant's Common Stock as of November 14, 2003 was: Common Stock, $0.10 par value, 3,645,922 shares.

PrimeEnergy Corporation

Index to Form 10-Q

September 30, 2003

Part I - Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets - September 30, 2003 and
December 31, 2002	3 - 4

Consolidated Statements of Operations for the nine and three months
ended September 30, 2003 and 2002	5

Consolidated Statement of Stockholders' Equity for the
nine and three months ended September 30, 2003	6

Consolidated Statements of Cash Flows for the nine months
ended September 30, 2003 and 2002	7

Notes to Consolidated Financial Statements	8 - 17

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	18-22

Item 3. Quantitative and Qualitative Disclosures About
Market Risk	22

Item 4. Controls and Procedures	22

Part II - Other Information

Item 1. Legal Proceedings	23
Item 2. Changes in Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	23
Item 4. Submission of Matters to a Vote of Security Holders	23
Item 5. Other Information	23
Item 6. Exhibits And Reports On Form 8-K	23

Signatures	24

PrimeEnergy Corporation Consolidated Balance Sheets September 30, 2003 and December 31, 2002
	September 30, 2003 (Unaudited)	December 31 2002 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$596,000	$1,886,000
Restricted cash and cash equivalents (Note 3)	1,501,000	750,000
Accounts receivable (Note 4)	7,502,000	4,126,000
Due from related parties (Note 10)	4,393,000	4,771,000
Prepaid Expenses	270,000	239,000
Other current assets (Note 4)	256,000	322,000
Deferred income taxes (Note 1)	125,000	309,000
	-----------------	------------------
Total current assets	14,643,000	12,403,000
	-----------------	------------------

Property and equipment, at cost (Notes 1 and 5):
Oil and gas properties (successful efforts method), net	34,751,000	28,541,000
Furniture, fixtures and equipment, net	3,436,000	3,759,000
	-----------------	------------------
Net property and equipment	38,187,000	32,300,000
	-----------------	------------------

Other assets	212,000	206,000
	-----------------	------------------
Total assets	$53,042,000	$44,909,000
	==========	===========

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation Consolidated Balance Sheets September 30, 2003 and December 31, 2002
	September 30, 2003 (Unaudited)	December 31, 2002 (Audited)

LIABILITIES and STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$6,602,000	$6,100,000
Current portion of other long-term
obligations (Notes 6 and 7)	26,000	824,000
Accrued liabilities:
Payroll, benefits and related items	1,818,000	996,000
Interest and other	1,270,000	803,000
Due to related parties (Note 10)	977,000	1,485,000
	----------------	------------------
Total current liabilities	10,693,000	10,208,000

Long-term bank debt (Note 6)	26,268,000	23,700,000
Other long-term obligations (Note 7)	18,000	34,000
Deferred income taxes (Note 1)	3,388,000	2,592,000
	----------------	------------------

Total liabilities	40,367,000	36,534,000
	----------------	------------------
Stockholders' equity:
Preferred stock, $.10 par value,
authorized 5,000,000 shares, none issued	--	--
Common stock, $.10 par value, authorized
10,000,000 shares; issued 7,694,970 in 2003 and 2002	769,000	769,000
Paid in capital	11,024,000	11,024,000
Retained earnings	14,333,000	9,676,000
	----------------	------------------
	26,126,000	21,469,000
Treasury stock, at cost, 4,044,648 common shares
in 2003 and 4,001,964 common shares in 2002	(13,451,000)	(13,094,000)
	----------------	------------------
Total stockholders' equity	12,675,000	8,375,000
	----------------	----------------
Total liabilities and equity	$53,042,000	$44,909,000
	===========	===========

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation Consolidated Statements of Operations Nine Months Ended September 30, 2003 and 2002 (Unaudited)
	2003	2002
Revenue:
Oil and gas sales	$21,147,000	$12,824,000
District operating income	12,595,000	11,383,000
Administrative revenue (Note 10)	1,105,000	1,105,000
Reporting and management fees (Note 10)	180,000	235,000
Interest and other income (Note 11)	237,000	623,000
	----------------	----------------
Total revenue	35,264,000	26,170,000
	----------------	----------------
Costs and expenses:
Lease operating expense	8,726,000	7,797,000
District operating expense	10,779,000	9,582,000
Depreciation and depletion of oil and gas properties	4,396,000	3,150,000
General and administrative expense	4,093,000	2,815,000
Exploration costs	474,000	789,000
Interest expense (Note 6)	649,000	564,000
	----------------	----------------
Total costs and expenses	29,117,000	24,697,000
	----------------	----------------
Income from operations	6,147,000	1,473,000
Gain on sale and exchange of assets	65,000	11,000
	----------------	----------------
Net income before income taxes	6,212,000	1,484,000

Provision for income taxes	1,555,000	297,000
	----------------	----------------
Net income	$4,657,000	$1,187,000
	==========	==========

Basic income per common share (Notes 1 and 12)	$1.27	$0.32

Diluted income per common share (Notes 1 and 12)	$1.07	$0.27

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation Consolidated Statements of Operations Three Months Ended September 30, 2003 and 2002 (Unaudited)
	2003	2002

Revenue:
Oil and gas sales	$7,709,000	$5,017,000
District operating income	4,218,000	3,966,000
Administrative revenue (Note 10)	368,000	368,000
Reporting and management fees (Note 101)	61,000	80,000
Interest and other income (Note 11)	108,000	149,000
	--------------	--------------
Total revenue	12,464,000	9,580,000
	--------------	--------------
Costs and expenses:
Lease operating expense	3,214,000	2,712,000
District operating expense	3,513,000	3,208,000
Depreciation and depletion of oil and gas properties	1,678,000	1,308,000
General and administrative expense	1,666,000	956,000
Exploration costs	157,000	406,000
Interest expense (Note 6)	195,000	195,000
	--------------	--------------
Total costs and expenses	10,423,000	8,785,000
	--------------	--------------
Income from operations	2,041,000	795,000
Gain on sale and exchange of assets	44,000	7,000
	--------------	--------------
Net income before income taxes	2,085,000	802,000

Provision for income taxes	320,000	160,000
	--------------	--------------
Net income	$1,765,000	$642,000
	=========	=========

Basic income per common share (Notes 1 and 12)	$0.48	$0.17

Diluted income per common share (Notes 1 and 12)	$0.41	$0.15

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Consolidated Statement of Stockholders' Equity

Nine Months Ended September 30, 2003

	Common Stock		Paid In	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total

Balance at December 31, 2002	7,694,970	$ 769,000	11,024,000	9,676,000	(13,094,000)	$ 8,375,000
Purchased 42,684 shares of
common stock					(357,000)	(357,000)
Net income				4,657,000		4,657,000
	------------	---------	-------------	---------------	---------------	---------------
Balance at September 30, 2003	7,694,970	$ 769,000	11,024,000	14,333,000	(13,451,000)	12,675,000
	=======	=======	========	=========	=========	=========

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation Consolidated Statements of Cash Flows Nine Months Ended September 30, 2003 and 2002 (Unaudited)
	2003	2002
Cash flows from operating activities:
Net income	$4,657,000	$1,187,000
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, depletion and amortization	5,320,000	4,072,000
Dry hole and abandonment costs	474,000	779,000
Gain on sale of properties	(65,000)	(11,000)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(3,376,000)	(383,000)
(Increase) decrease in due from related parties	378,000	1,092,000
Decrease in other assets	63,000	642,000
(Increase) Decrease in prepaid expenses	(31,000)	(124,000)
(Decrease) in accounts payable	(248,000)	(189,000)
Increase in accrued liabilities	1,289,000	351,000
(Increase) Decrease in due to related parties	(511,000)	549,000
Increase in deferred taxes	980,000	-
	----------------	----------------
Net cash provided by operating activities:	8,930,000	7,965,000
	----------------	--------------
Cash flows from investing activities:
Capital expenditures, including dry hole costs	(11,679,000)	(10,073,000)
Proceeds from sale of property and equipment	65,000	11,000
	----------------	--------------
Net cash used in investing activities	(11,614,000)	(10,062,000)
	----------------	--------------
Cash flows from financing activities:
Purchase of treasury stock	(357,000)	(570,000)
Increase in long-term bank debt and other long-term obligations	34,450,000	15,787,000
Repayment of long-term bank debt and other long-term obligations	(32,699,000)	(11,865,000)
	----------------	--------------
Net cash provided by financing activities	1,394,000	3,352,000
	----------------	--------------
Net increase(decrease) in cash and cash equivalents	(1,290,000)	1,255,000

Cash and cash equivalents at the beginning of the period	1,886,000	85,000
	----------------	--------------
Cash and cash equivalents at the end of the period	$596,000	$1,340,000
	===========	=========

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

September 30, 2003

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 in 2003 did not have an effect on the Company's financial position or results of operations.

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

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure for stock-based employee compensation and the effect of the method used on the reported results. The provisions of SFAS 148 are effective for financial statements with fiscal years ending after December 15, 2002. The adoption of this statement didl not impact the Company's financial position or results of operations.

In January 2003, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities-an interpretation of ARB No. 51" (FIN 46). FIN 46 is an interpretation of Accounting Research Bulletin 51, "Consolidated Financial Statements", and addresses consolidation by business enterprises of variable interest entities (VIE's). The primary objective of FIN 46 is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as VIE's. FIN 46 requires an enterprise to consolidate a variable interest entity if that enterprise has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual return if they occur, or both. An enterprise shall consider the rights and obligations conveyed by its variable interests in making this determination. This guidance applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of this interpretation did not have an effect on the Company's financial position or results of operations.

(2) F-W Oil Exploration L.L.C. Acquisition:

Effective August 15, 2003 the Company acquired a sixty percent interest in F-W Oil Exploration L.L.C. (FW), a licensed Gulf of Mexico operator for a cost of $4,000,000. FW has approximately 80,000 net acres to develop and has a 12.5% working interest in two producing blocks in the Gulf of Mexico. The Company's proportionate share of FW's results of operations for the 45 day period ending September 30, 2003 are included in the current period financial statements.

(3) Restricted Cash and Cash Equivalents:

Restricted cash and cash equivalents include $1,501,000 and $750,000 at September 30, 2003 and December 31, 2002, respectively, of cash primarily pertaining to undistributed royalty payments. There were corresponding accounts payable recorded at September 30, 2003 and December 31, 2002 for these liabilities.

(4) Additional Balance Sheet Information

Certain balance sheet amounts are comprised of the following:

	September 30,	December 31,
	2003	2002
Accounts Receivable:
Joint Interest Billing	$1,464,000	$571,000
Trade Receivables	1,590,000	1,243,000
Oil and Gas Sales	4,883,000	2,070,000
Other	23,000	561,000
	---------------	----------------
	$7,960,000	$4,445,000
Less, Allowance for doubtful
accounts	(458,000)	(319,000)
	--------------	----------------
	$7,502,000	$4,126,000
	=========	=========

Other Current Assets:
Tax overpayments	$--	$73,000
Field service inventory	256,000	249,000
	----------------	----------------
Total	$256,000	$322,000
	=========	=========

(5) Property and Equipment:

Property and equipment at September 30, 2003 and December 31, 2002 consisted of the following:

	September 30,	December 31,
	2003	2002
	(unaudited)	(audited)
Proved oil and gas properties at cost	$84,297,000	$74,319,000
Unproved oil and gas properties at cost	1,670,000	1,134,000
Less, accumulated depletion
and depreciation	(51,216,000)	(46,912,000)
	----------------	----------------
	$34,751,000	$28,541,000

Furniture, fixtures and equipment	9,263,000	8,949,000
Less, accumulated depreciation	(5,827,000)	(5,190,000)
	----------------	----------------
	$3,436,000	$3,759,000
	----------------	----------------
Total net property and equipment	$38,187,000	$32,300,000
	==========	==========

(6) Long-Term Bank Debt:

As of December 2002 the Company entered in to a credit agreement with a new primary lender. The Company and the lender agreed to amend and restate in its entirety the credit agreement dated April 26, 1995 between the Company and its predecessor lender. This agreement will continue to provide for borrowings under a Master Note. Advances under the agreement, as amended, are limited to the borrowing base as defined in the agreement. The borrowing base is re-determined by the lender on a semi-annual basis. Effective September 22, 2003 the credit agreement was amended to add F-W Oil Exploration L.L.C. as a borrower. The agreement provides for borrowings by FW subject to a borrowing base of $3,800,000. The combined current borrowing base is $29,200,000, which includes a Reducing Revolver Loan of $3,400,000. The Reducing Revolver Loan reduces the first of the month by $66,667. The reducing revolver is in effect until December 31, 2004 and the next overall borrowing base review date is on or around December 31, 2003. The credit agreement provides for interest on outstanding borrowings at the bank's base rate, as defined, payable monthly, or at rates 2% over the London Inter-Bank Offered Rate (LIBO rate) payable at the end of the applicable interest period.

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

The combined average interest rates paid on outstanding borrowings subject to interest at the bank's base rate and on outstanding borrowings bearing interest based upon the LIBO rate were 4.01% during the first nine months of 2003 as compared to 3.90% during the same period of 2002. As of September 30, 2003 and December 31, 2002, the Company's outstanding borrowings were $26.268 million and $24.5 million, respectively. As of September 30, 2003, $23.468 million of the amounts outstanding accrued interest at the LIBO rate option.

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

(7) Other Long-Term Obligations and Commitments:

Operating Leases:

The Company has several noncancelable operating leases, primarily for rental of office space, that have a term of more than one year.

Capital Leases:

The Company has two capital leases for office equipment. Future minimum lease payments as of September 30, 2003 under operating and capital leases are as follows:

	Operating Leases	Capital Leases

2003	84,000	7,000
2004	91,000	26,000
2005	12,000	11,000
2006	1,000	--
Thereafter	--	--
	-----------------	-------------
Total minimum payments	$188,000	44,000
	==========
Less imputed interest		(2,000)
		-------------
Present value of minimum
Lease payments		$42,000
		========
Current portion of other long-term obligations		$26,000
		========
Other Long term obligations		$18,000
		========

(8) Contingent Liabilities:

PEMC, as managing general partner of the affiliated Partnerships is responsible for all Partnership activities, including the review and analysis of oil and gas properties for acquisition, the drilling of development wells and the production and sale of oil and gas from productive wells. PEMC also provides the administration; accounting and tax preparation work for the Partnerships and is liable for all debts and liabilities of the affiliated Partnerships, to the extent that the assets of a given limited Partnership are not sufficient to satisfy its obligations.

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

The Company owns approximately a 27% interest in a limited partnership, which owns a shopping center in Alabama. The Company is a guarantor on a mortgage secured by the shopping center. The Company believes the cash flow from the center is sufficient to service the mortgage. The market value of the center is currently substantially higher than the balance owed on the mortgage. If the partnership were unable to pay its obligations under the mortgage agreement, the maximum amount the Company is committed to pay is $325,000.

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

(9) Stock Options and Other Compensation:

In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. At September 30, 2003 and 2002, options on 767,500 were outstanding and exercisable at prices ranging from $1.00 to $1.25.

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

Due to related parties at September 30, 2003 and December 31, 2002 primarily represent receipts collected by the Company, as agent, from oil and gas sales net of expenses. Receivables from affiliates consist of reimbursable general and administrative costs; lease operating expenses and reimbursements for property acquisitions, development and related costs.

Treasury stock purchases in the first nine months of 2003 totaled $357,264, which included, a total of approximately 22,350 shares purchased from related parties for a total consideration of $182,838.

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

(12) Income per Share:

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:

	Nine Months Ended			Nine Months Ended
	September 30, 2003			September 30, 2002

	Net Income	Number of	Per Share	Net	Number of	Per Share
		Shares	Amount	Income	Shares	Amount
Net income per
common share	$4,657,000	3,670,799	$1.27	$1,187,000	3,751,412	$0.32
Effect of dilutive
securities:
Options		676,851			667,015
	-------------	----------------	--------	-----------	-------------	--------
Diluted net income
per common share	$4,657,000	4,347,650	$1.07	$1,187,000	4,418,427	0.27
	=========	=========	=====	=======	=========	=====

	Three Months Ended			Three Months Ended
	September 30, 2003			September 30, 2002

	Net Income	Number of	Per Share	Net	Number of	Per Share
		Shares	Amount	Income	Shares	Amount
Net income per
common share	$1,765,000	3,652,045	$0.48	$642,000	3,728,555	$0.17
Effect of dilutive
securities:
Options		684,885			666,786
	-------------	--------------		-------------	-------------	--------
Diluted net income
per common share	$1,765,000	4,336,930	$0.41	$642,000	4,395,341	$0.15
	=========	========	=====	=========	=======	=====

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

As of December 2002 the Company entered in to a credit agreement with a new primary lender. The Company and the lender agreed to amend and restate in its entirety the credit agreement dated April 26, 1995 between the Company and its predecessor lender. This agreement will continue to provide for borrowings under a Master Note. Advances under the agreement, as amended, are limited to the borrowing base as defined in the agreement. The borrowing base is re-determined by the lender on a semi-annual basis. Effective September 22, 2003 the credit agreement was amended to add F-W Oil Exploration L.L.C. as a borrower. The agreement provides for borrowings by FW subject to a borrowing base of $3,800,000. The combined current borrowing base is $29,200,000, which includes a Reducing Revolver Loan of $3,400,000. The Reducing Revolver Loan reduces the first of the month by $66,667. The reducing revolver is in effect until December 31 2004 and the next overall borrowing base review date is on or around December 31, 2003. The credit agreement provides for interest on outstanding borrowings at the bank's base rate, as defined, payable monthly, or at rates 2% over the London Inter-Bank Offered Rate (LIBO rate) payable at the end of the applicable interest period

The Company had been party to a series of credit agreements with its former lender or its predecessors since 1983. The agreement, entered into in April 1995, provided for borrowings under a Master Note. Advances under the agreement, as amended, were limited to the borrowing base as defined in the agreement and re-determined by the lender on a semi-annual basis. Since the beginning of 2000, the borrowing base ranged from $20 million to $23.7 million. The credit agreement provided for interest on outstanding borrowings at the bank's base rate, as defined, payable monthly, or at rates ranging from 1.5% to 2% over the London Inter-Bank Offered Rate (LIBO rate) depending upon the Company's utilization of the available line of credit, payable at the end of the applicable interest period. This credit agreement was assigned to the Company's primary lender effective December 2002.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The combined average interest rates paid on outstanding borrowings subject to interest at the bank's base rate and on outstanding borrowings bearing interest based upon the LIBO rate were 4.01% during the first nine months of 2003 as compared to 3.90% during the same period of 2002. As of September 30, 2003 and December 31, 2002, the total outstanding borrowings were $26.268 million and $24.5 million, respectively. As of September 30, 2003, $23.468 million of the amounts outstanding accrued interest at the LIBO rate option.

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

The Company spent approximately $11,679,000 on the acquisition, exploration and development of oil and gas properties in the first nine months of 2003, including $512,000 spent to repurchase limited partner interest in the oil and gas partnerships. The Company also spent approximately $644,000 on field service equipment and $19,000 on computer hardware and software in the first nine months of 2003. The Company spent $357,264 in the first nine months of 2003 to acquire treasury stock.

The Company intends to pursue the development of off-shore interests acquired in the F-W Oil Exploration Acquisition as well as continuing development of its on-shore properties. Capital for these activities will be provided by bank financing and internally generated cash flow.

Most of the Company's capital spending is discretionary and the ultimate level of spending will be dependent on the Company's assessment of the oil and gas business, the availability of capital, the number of oil and gas prospects, and oil and gas business opportunities in general.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

The Company had net income of $4,657,000 for the nine months ended September 30, 2003 as compared to net income of $1,187,000 in the first nine months of 2002.

The change in net income is primarily attributable to increased production and higher oil and gas prices during the first nine months of 2003 as compared to the same period in 2002. Oil and gas sales of $21,147,000 for the first nine months of 2003 represented a 65% increase in sales compared to the first nine months of 2002. The table below summarizes production, prices and revenue for the periods under discussion.

	Nine months Ended			Three Months Ended
	September 30,			September 30,
	------------------------------------------------------			-------------------------------------------------------
			Increase /			Increase /
	2003	2002	(Decrease)	2003	2002	(Decrease)

Barrels of Oil Produced	265,747	240,499	25,248	112,747	87,577	25,170
Average Price Received	$28.99	$22.5525	$6.436	$26.2332	$25.2158	$1.0174
	---------------	---------------	--------------	---------------	---------------	--------------
Oil Revenue	$7,704,000	$5,424,000	$2,280,000	$2,958,000	$2,208,000	$750,000
	---------------	---------------	--------------	---------------	---------------	--------------
MCF of Gas Produced	2,651,035	2,650,232	803	1,050,035	977,107	72,928
Average Price Received	$5.07	$2.7924	$2.278	$4.5249	$2.8743	$1.6503
	---------------	---------------	--------------	---------------	---------------	--------------
Gas Revenue	$13,443,000	$7,400,000	$6,043,000	$4,751,000	$2,809,000	$1,942,000
	---------------	---------------	--------------	---------------	---------------	--------------
Total Oil & Gas Revenue	$21,147,000	$12,824,000	$8,323,000	$7,709,000	$5,017,000	$2,692,000
	========	=========	========	========	=========	=========

Changes in production are due to production from properties added during 2002 and the first nine months of 2003, offset by natural declines in production from existing properties. The new production is a result of development activity in Oklahoma, development and exploration activities in Texas and the acquisition of a sixty percent interest in F-W Oil Exploration L.L.C. combined with the purchase of additional Partnership interests.

Lease operating expense for the nine months of 2003 increased by 11.9% or $929,000, compared to the first nine months of 2002 due to the combination of production tax expense related to the increase in product prices and by the lease operating expenses of new properties, including additional Partnership interests.

Other income for 2002 included proceeds of $350,000 received in February 2002 in settlement of a claim for additional drilling costs incurred by the Company in prior years as a result of a third party's negligence.

General and administrative expenses increased by 45%, in the nine months of 2003 as compared to the nine months of 2002. The increase is due to the addition of the Company's proportionate interest of the general and administrative expenses of FW and the acquisition of additional Partnership interests in 2002 and 2003 combined with bonus accrual eliminations in 2002. .

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Depreciation and depletion of oil and gas properties increased by $1,246,000 for the period ended September 30, 2003 as compared to the same period in the previous year. This increase is related to the additional cost basis of producing properties added during 2002 and the nine months of 2003.

Exploration costs of $474,000 and $789,000 in the nine months of 2003 and 2002, respectively are related to the Company's 25% interest in exploratory drilling in Gains,Grimes, Harriss, Montegomery, Walker and Waller Counties, Texas.

Interest expense increased by $85,000 for the first nine months of 2003 as compared to the first nine months of 2002, as a result of increased borrowings throughout the period.

Tax expense increased by $1,258,000 for the first nine months of 2003 as compared to the first nine months of 2002, reflecting the increased net income in 2003.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk on its line of credit, which has variable rates based upon the lenders base rate, as defined, and the London Inter-Bank Offered rate. Based on the weighted average balances outstanding during the first nine months of 2003, a hypothetical 2% increase in the applicable interest rates would have increased interest expense for the nine months ended September 30, 2003 by approximately $493,000.

Oil and gas prices have historically been extremely volatile, and have been particularly so in recent years. The Company did not enter into significant hedging transactions during the first nine months of 2003 and had no open hedging transactions at September 30, 2003 or December 31, 2002. Declines in domestic oil and gas prices could have a material adverse effect on the Company's revenues, operating results, estimates of economically recoverable reserves and the net revenue there from.

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

None

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS AND REPORTS ON FORM 8K

(a)	Exhibits
*31	Rule 13a-14(a)/15d-14(a) Certifications CEO
*31	Rule 13a-14(a)/15d-14(a) Certifications - CFO
*32	Section 1350 Certifications( 906 Certifications)
(b)	Reports on Form 8-K

No reports on form 8K were filed by the Company during the nine months ended September 30, 2003.

25

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PrimeEnergy Corporation
(Registrant)

November 14, 2003	/s/ Charles E. Drimal, Jr.
(Date)	------------------------------
Charles E. Drimal, Jr.
President
Principal Executive Officer

November 14, 2003	/s/ Beverly A. Cummings
(Date)	-------------------------------
Beverly A. Cummings
Executive Vice President
Principal Financial and Accounting Officer