Form 10-K
period 2003-12-31
PRIMEENERGY CORP
filed 2004-03-31
CIK 56868

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

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

Registrant’s telephone number, including area code: (203) 358-5700

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

Yes [ X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the Registrant is an accelerated filer as defined in Exchange Act Rule 12-b-2

Yes [  ] No [X]

The aggregate market value of the voting stock of the Registrant held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of the last business day of the Registrant’s most recently completed second fiscal quarter, was $9,664,585.

The number of shares outstanding of each class of the Registrant’s Common Stock as of March 25, 2004 was: Common Stock, $0.10 par value, 3,612,472

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement to be furnished to stockholders in connection with its Annual Meeting of Stockholders to be held in June, 2004, are incorporated by reference in Part III hereof.

PrimeEnergy Corporation

FORM 10-K ANNUAL REPORT
For the Fiscal Year Ended
December 31, 2003

PART I

Item 1. BUSINESS.

General

          This Report contains forward-looking statements that are based on management’s current expectations, estimates and projections. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “projects” and “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and are subject to the safe harbors created thereby. These statements are not guarantees of future performance and involve risks and uncertainties and are based on a number of assumptions that could ultimately prove inaccurate and, therefore, there can be no assurance that they will prove to be accurate. Actual results and outcomes may vary materially from what is expressed or forecast in such statements due to various risks and uncertainties. These risks and uncertainties include, among other things, volatility of oil and gas prices, competition, risks inherent in the Company’s oil and gas operations, the inexact nature of interpretation of seismic and other geological and geophysical data, imprecision of reserve estimates, the Company’s ability to replace and expand oil and gas reserves, and such other risks and uncertainties described from time to time in the Company’s periodic reports and filings with the Securities and Exchange Commission. Accordingly, stockholders and potential investors are cautioned that certain events or circumstances could cause actual results to differ materially from those projected.

          PrimeEnergy Corporation (the “Company”) was organized in March, 1973, under the laws of the State of Delaware.

          The Company is engaged in the oil and gas business through the acquisition, exploration, development, and production of crude oil and natural gas. The Company’s properties are located primarily in Texas, Oklahoma, West Virginia, the Gulf of Mexico, New Mexico, and Louisiana. The Company, through its wholly-owned subsidiaries Prime Operating Company, Southwest Oilfield Construction Company, Eastern Oil Well Service Company and EOWS Midland Company, acts as operator and provides well servicing support operations for many of the onshore oil and gas wells in which the Company has an interest, as well as for third parties. The Company owns and operates properties in the Gulf of Mexico through its sixty percent owned subsidiary F-W Oil Exploration L.L.C. (“FW”). The Company is also active in the acquisition of producing oil and gas properties through joint ventures with industry partners. The Company’s wholly-owned subsidiary, PrimeEnergy Management Corporation (“PEMC”), acts as the managing general partner in 18 oil and gas limited partnerships (the “Partnerships”) of which two are publicly held, and acts as the managing trustee of two asset and income business trusts (“the Trusts”).

Exploration, Development and Acquisition Activities

          The Company’s activities include development and exploratory drilling. The Company’s strategy is to develop a balanced portfolio of drilling prospects that includes lower risk wells with a high probability of success and higher risk wells with greater economic potential.

        In 2003, the Company drilled 25 gross (10.504 net) wells in its onshore operating areas at a cost of approximately $7 million. The Company also spent $10 million to acquire and develop properties in the Gulf of Mexico owned through FW.

        In 2004, the Company expects to spend approximately $16 million on development and exploratory drilling. The Company plans to spend approximately 40% onshore and approximately 60% of its drilling expenditures on higher risk and potentially more prolific offshore prospects.

        The Company believes that its diversified portfolio approach to its drilling activities results in more consistent and predictable economic results than might be experienced with a less diversified or higher risk drilling program profile.

          The Company attempts to assume the position of operator in all acquisitions of producing properties. The Company will continue to evaluate prospects for leasehold acquisitions and for exploration and development operations in areas in which it owns interests and is actively pursuing the acquisition of producing properties. In order to diversify and broaden its asset base, the Company will consider acquiring the assets or stock in other entities and companies in the oil and gas business. The main objective of the Company in making any such acquisitions will be to acquire income producing assets so as to increase the Company’s net worth and increase the Company’s oil and gas reserve base.

          The Company presently owns producing and non-producing properties located primarily in Texas, Oklahoma, West Virginia, the Gulf of Mexico, New Mexico, and Louisiana, and owns a substantial amount of well servicing equipment. The Company does not own any refinery or marketing facilities, and does not currently own or lease any bulk storage facilities or pipelines other than adjacent to and used in connection with producing wells and the interests in certain gas gathering systems. All of the Company’s oil and gas properties and interests are located in the continental United States.

          In the past, the supply of gas has exceeded demand on a cyclical basis, and the Company is subject to a combination of shut-in and/or reduced takes of gas production during summer months. Prolonged shut-ins could result in reduced field operating income from properties in which the Company acts as operator.

          Exploration for oil and gas requires substantial expenditures particularly in exploratory drilling in undeveloped areas, or “wildcat drilling.” As is customary in the oil and gas industry, substantially all of the Company’s exploration and development activities are conducted through joint drilling and operating agreements with others engaged in the oil and gas business.

          Summaries of the Company’s oil and gas drilling activities, oil and gas production, and undeveloped leasehold, mineral and royalty interests are set forth under Item 2., “Properties,” below. Summaries of the Company’s oil and gas reserves, future net revenue and present value of future net revenue are also set forth under Item 2., “Properties – Reserves” below.

Well Operations

          The Company’s on-shore operations are conducted through a central office in Houston, Texas, and district offices in Houston and Midland, Texas, Oklahoma City, Oklahoma, and Charleston, West Virginia. The Company currently operates 1,533 oil and gas wells, 427 through the Houston office, 160 through the Midland office, 458 through the Oklahoma City office and 450 through the Charleston, West Virginia office. Substantially all of the wells operated by the Company are wells in which the Company has an interest. The Company’s off-shore operations are conducted through FW, also in Houston, Texas.

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

The Partnerships ,Trusts and Joint Ventures

          Since 1975, PEMC has sponsored a total of 59 limited partnerships, 22 of which were offered publicly and 37 of which were offered in private placements and two Delaware business trusts, both of which were offered publicly. The Partnership and Trust interests were sold by broker-dealers which are members of the National Association of Securities Dealers, Inc. through a managing dealer. The total funds contributed to the Partnerships and Trusts was about $157,550,000. The aggregate number of limited partners in the Partnerships and beneficial owners of the Trusts now administered by PEMC is approximately 4,600. This number, as well as the number of remaining partnerships noted above, has decreased in recent years as the Company continues to buy back limited partner interests. The total funds invested by Joint Venture Partners was $27.6 million.

          PEMC, as managing general partner of the Partnerships and managing trustee of the Trusts, is responsible for all Partnership and Trust activities, including the review and analysis of oil and gas properties for acquisition, the drilling of development wells and the production and sale of oil and gas from productive wells. PEMC also provides administration, accounting and tax preparation for the Partnerships and Trusts. PEMC is liable for all debts and liabilities of the Partnerships and Trusts, to the extent that the assets of a given limited partnership or trust are not sufficient to satisfy its obligations. The Company stopped sponsoring partnerships and trusts in 1992. Today there are only 18 partnerships and two trusts remaining.

Regulation

Regulation of Transportation and Sale of Natural Gas:

          Historically, the transportation and sale for resale of natural gas in interstate commerce have been regulated pursuant to the Natural Gas Act of 1938, as amended (“NGA”), the Natural Gas Policy Act of 1978, as amended (“NGPA”), and regulations promulgated there under by the Federal Energy Regulatory Commission (“FERC”) and its predecessors. In the past, the federal government has regulated the prices at which natural gas could be sold. While sales by producers of natural gas can currently be made at uncontrolled market prices, Congress could reenact price controls in the future. Deregulation of wellhead natural gas sales began with the enactment of the NGPA. In 1989, Congress enacted the Natural Gas Wellhead Decontrol Act, as amended (the “Decontrol Act”). The Decontrol Act removed all NGA and NGPA price and non-price controls affecting wellhead sales of natural gas effective January 1, 1993.

          Since 1985, FERC has endeavored to make natural gas transportation more accessible to natural gas buyers and sellers on an open and non-discriminatory basis. FERC has stated that open access policies are necessary to improve the competitive structure of the interstate natural gas pipeline industry and to create a regulatory framework that will put natural gas sellers into more direct contractual relations with natural gas buyers by, among other things, unbundling the sale of natural gas from the sale of transportation and storage services. Beginning in 1992, FERC issued Order No. 636 and a series of related orders (collectively, “Order No. 636”) to implement its open access policies. As a result of the Order No. 636 program, the marketing and pricing of natural gas have been significantly altered. The interstate pipelines’ traditional role as wholesalers of natural gas has been eliminated and replaced by a structure under which pipelines provide transportation and storage service on an open access basis to others who buy and sell natural gas. Although FERC’s orders do not directly regulate natural gas producers, they are intended to foster increased competition within all phases of the natural gas industry.

          In 2000, FERC issued Order No. 637 and subsequent orders (collectively, “Order No. 637”), which imposed a number of additional reforms designed to enhance competition in natural gas markets. Among other things, Order No. 637 revised FERC pricing policy by waiving price ceilings for short-term released capacity for a two-year experimental period, and effected changes in FERC regulations relating to scheduling procedures, capacity segmentation, penalties, rights of first refusal and information reporting. Most major aspects of Order No. 637 have been upheld on judicial review, and most pipelines’ tariff filings to implement the requirements of Order No. 637 have been accepted by the FERC and placed into effect.

          The Outer Continental Shelf Lands Act (“OCSLA”), which FERC implements as to transportation and pipeline issues, requires that all pipelines operating on or across the outer continental shelf (“OCS”) provide open access, non-discriminatory transportation service. One of FERC’s principal goals in carrying out OCSLA’s mandate is to increase transparency in the market to provide producers and shippers on the OCS with greater assurance of open access service on pipelines located on the OCS and non-discriminatory rates and conditions of service on such pipelines.

          It should be noted that FERC currently is considering whether to reformulate its test for defining non-jurisdictional gathering in the shallow waters of the OCS and, if so, what form that new test should take. The stated purpose of this initiative is to devise an objective test that furthers the goals of the NGA by protecting producers from the unregulated market power of third-party transporters of gas, while providing incentives for investment in production, gathering and transportation infrastructure offshore. While we cannot predict whether FERC’s gathering test ultimately will be revised and, if so, what form such revised test will take, any test that refunctionalizes as FERC-jurisdictional transmission facilities currently classified as gathering would impose an increased regulatory burden on the owner of those facilities by subjecting the facilities to NGA certificate and abandonment requirements and rate regulation.

          We cannot accurately predict whether FERC’s actions will achieve the goal of increasing competition in markets in which our natural gas is sold. Additional proposals and proceedings that might affect the natural gas industry are pending before FERC and the courts. The natural gas industry historically has been very heavily regulated; therefore, there is no assurance that the less stringent regulatory approach recently pursued by FERC will continue. However, we do not believe that any action taken will affect us in a way that materially differs from the way it affects other natural gas producers, gatherers and marketers.

          Intrastate natural gas transportation is subject to regulation by state regulatory agencies. The basis for intrastate regulation of natural gas transportation and the degree of regulatory oversight and scrutiny given to intrastate natural gas pipeline rates and services varies from state to state. Insofar as such regulation within a particular state will generally affect all intrastate natural gas shippers within the state on a comparable basis, we believe that the regulation of similarly situated intrastate natural gas transportation in any states in which we operate and ship natural gas on an intrastate basis will not affect our operations in any way that is materially different from the effect of such regulation on our competitors.

Regulation of Transportation of Oil:

          Sales of crude oil, condensate and natural gas liquids are not currently regulated and are made at negotiated prices. The transportation of oil in common carrier pipelines is also subject to rate regulation. FERC regulates interstate oil pipeline transportation rates under the Interstate Commerce Act. In general, interstate oil pipeline rates must be cost-based, although settlement rates agreed to by all shippers are permitted and market-based rates may be permitted in certain circumstances. Effective January 1, 1995, FERC implemented regulations establishing an indexing system (based on inflation) for transportation rates for oil that allowed for an increase or decrease in the cost of transporting oil to the purchaser. A review of these regulations by the FERC in 2000 was successfully challenged on appeal by an association of oil pipelines. On remand, the FERC in February 2003 increased the index slightly, effective July 2001. Intrastate oil pipeline transportation rates are subject to regulation by state regulatory commissions. The basis for intrastate oil pipeline regulation, and the degree of regulatory oversight and scrutiny given to intrastate oil pipeline rates, varies from state to state. Insofar as effective interstate and intrastate rates are equally applicable to all comparable shippers, we believe that the regulation of oil transportation rates will not affect our operations in any way that is materially different from the effect of such regulation on our competitors.

          Further, interstate and intrastate common carrier oil pipelines must provide service on a non-discriminatory basis. Under this open access standard, common carriers must offer service to all shippers requesting service on the same terms and under the same rates. When oil pipelines operate at full capacity, access is governed by prorationing provisions set forth in the pipelines’ published tariffs. Accordingly, we believe that access to oil pipeline transportation services generally will be available to us to the same extent as to our competitors.

Regulation of Production:

          The production of oil and natural gas is subject to regulation under a wide range of local, state and federal statutes, rules, orders and regulations. Federal, state and local statutes and regulations require permits for drilling operations, drilling bonds and plugging and abandonment and reports concerning operations. The states in which we own and operate properties have regulations governing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum allowable rates of production from oil and natural gas wells, the regulation of well spacing, and plugging and abandonment of wells. Many states also restrict production to the market demand for oil and natural gas, and states have indicated interest in revising applicable regulations. The effect of these regulations is to limit the amount of oil and natural gas that we can produce from our wells and to limit the number of wells or the locations at which we can drill. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of oil, natural gas and natural gas liquids within its jurisdiction.

          Some of our offshore operations are conducted on federal leases that are administered by Minerals Management Service (“MMS”) and are required to comply with the regulations and orders promulgated by MMS under OCSLA. Among other things, we are required to obtain prior MMS approval for any exploration plans we pursue and our development and production plans for these leases. MMS regulations also establish construction requirements for production facilities located on our federal offshore leases and govern the plugging and abandonment of wells and the removal of production facilities from these leases. Under limited circumstances, MMS could require us to suspend or terminate our operations on a federal lease.

          MMS also establishes the basis for royalty payments due under federal oil and natural gas leases through regulations issued under applicable statutory authority. State regulatory authorities establish similar standards for royalty payments due under state oil and natural gas leases. The basis for royalty payments established by MMS and the state regulatory authorities is generally applicable to all federal and state oil and natural gas lessees. Accordingly, we believe that the impact of royalty regulation on our operations should generally be the same as the impact on our competitors.

          The failure to comply with these rules and regulations can result in substantial penalties. The regulatory burden on the oil and natural gas industry increases our cost of doing business and, consequently, affects our profitability. Our competitors in the oil and natural gas industry are subject to the same regulatory requirements and restrictions that affect our operations.

Taxation

          The Company’s oil and gas operations are affected by federal income tax laws applicable to the petroleum industry. The Company is permitted to deduct currently, rather than capitalize, intangible drilling and development costs incurred or borne by it. As an independent producer, the Company is also entitled to a deduction for percentage depletion with respect to the first 1,000 barrels per day of domestic crude oil (and/or equivalent units of domestic natural gas) produced by it, if such percentage depletion exceeds cost depletion. Generally, this deduction is computed based upon the lesser of 100% of the net income, or 15% of the gross income from a property, without reference to the basis in the property. The amount of the percentage depletion deduction so computed which may be deducted in any given year is limited to 65% of taxable income. Any percentage depletion deduction disallowed due to the 65% of taxable income test may be carried forward indefinitely.

          See Notes 1 and 9 to the consolidated financial statements included in this Report for a discussion of accounting for income taxes and availability of federal tax net operating loss carryforwards and alternative minimum tax credit carryforwards.

Competition and Markets

          The business of acquiring producing properties and non-producing leases suitable for exploration and development is highly competitive. Competitors of the Company, in its efforts to acquire both producing and non-producing properties, include oil and gas companies, independent concerns, income programs and individual producers and operators, many of which have financial resources, staffs and facilities substantially greater than those available to the Company. Furthermore, domestic producers of oil and gas must not only compete with each other in marketing their output, but must also compete with producers of imported oil and gas and alternative energy sources such as coal, nuclear power and hydroelectric power. Competition among petroleum companies for favorable oil and gas properties and leases can be expected to increase.

          The availability of a ready market for any oil and gas produced by the Company at acceptable prices per unit of production will depend upon numerous factors beyond the control of the Company, including the extent of domestic production and importation of oil and gas, the proximity of the Company’s producing properties to gas pipelines and the availability and capacity of such pipelines, the marketing of other competitive fuels, fluctuation in demand, governmental regulation of production, refining, transportation and sales, general national and worldwide economic conditions, and use and allocation of oil and gas and their substitute fuels. There is no assurance that the Company will be able to market all of the oil or gas produced by it or that favorable prices can be obtained for the oil and gas production.

          Listed below are the percent of the Company’s total oil and gas sales made to each of the customers whose purchases represented more than 10% of the Company’s oil and gas sales.

Oil Purchasers:
Texon Distributing L.P.	15.80%
Plains All American Inc.	11.52%
Gas Purchasers:
Unimark LLC	21.68%
El Paso Industrial Energy	10.60%

          Although there are no long-term purchasing agreements with these purchasers, the Company believes that they will continue to purchase its oil and gas products and, if not, could be replaced by other purchasers.

Environmental Matters

          Various federal, state and local laws and regulations governing the protection of the environment, such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”), the Federal Water Pollution Control Act of 1972, as amended (the “Clean Water Act”), and the Federal Clean Air Act, as amended (the “Clean Air Act”), affect our operations and costs. In particular, our exploration, development and production operations, our activities in connection with storage and transportation of oil and other hydrocarbons and our use of facilities for treating, processing or otherwise handling hydrocarbons and related wastes may be subject to regulation under these and similar state legislation. These laws and regulations:

–	restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities;

–	limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas; and

–	impose substantial liabilities for pollution resulting from our operations.

Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal fines and penalties or the imposition of injunctive relief. Changes in environmental laws and regulations occur regularly, and any changes that result in more stringent and costly waste handling, storage, transport, disposal or cleanup requirements could materially adversely affect our operations and financial position, as well as those in the oil and natural gas industry in general. While we believe that we are in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements would not have a material adverse impact on us, there is no assurance that this trend will continue in the future.

     As with the industry generally, compliance with existing regulations increases our overall cost of business. The areas affected include:

–	unit production expenses primarily related to the control and limitation of air emissions and the disposal of produced water;

– capital costs to drill exploration and development wells primarily related to the management and disposal of drilling fluids and other oil and natural gas exploration wastes; and

–	capital costs to construct, maintain and upgrade equipment and facilities.

     Superfund. CERCLA, also known as “Superfund,” imposes liability for response costs and damages to natural resources, without regard to fault or the legality of the original act, on some classes of persons that contributed to the release of a “hazardous substance” into the environment. These persons include the “owner” or “operator” of a disposal site and entities that disposed or arranged for the disposal of the hazardous substances found at the site. CERCLA also authorizes the Environmental Protection Agency (“EPA”) and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. In the course of our ordinary operations, we may generate waste that may fall within CERCLA’s definition of a “hazardous substance.” We may be jointly and severally liable under CERCLA or comparable state statutes for all or part of the costs required to clean up sites at which these wastes have been disposed.

     We currently own or lease properties that for many years have been used for the exploration and production of oil and natural gas. Although we and our predecessors have used operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed or released on, under or from the properties owned or leased by us or on, under or from other locations where these wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose actions with respect to the treatment and disposal or release of hydrocarbons or other wastes were not under our control. These properties and wastes disposed on these properties may be subject to CERCLA and analogous state laws. Under these laws, we could be required:

–	to remove or remediate previously disposed wastes, including wastes disposed or released by prior owners or operators;

–	to clean up contaminated property, including contaminated groundwater; or to perform remedial operations to prevent future contamination.

     At this time, we do not believe that we are associated with any Superfund site and we have not been notified of any claim, liability or damages under CERCLA.

     Oil Pollution Act of 1990. The Oil Pollution Act of 1990, as amended (the “OPA”) and regulations there under impose liability on “responsible parties” for damages resulting from oil spills into or upon navigable waters, ad adjoining shorelines or in the exclusive economic zone of the United States. Liability under OPA is strict, and under certain circumstances joint and several, and potentially unlimited. A “responsible party” includes the owner or operator of an onshore facility and the lessee or permittee of the area in which an offshore facility is located. The OPA also requires the lessee or permittee of the offshore area in which a covered offshore facility is located to establish and maintain evidence of financial responsibility in the amount of $35.0 million ($10.0 million if the offshore facility is located landward of the seaward boundary of a state) to cover liabilities related to an oil spill for which such person is statutorily responsible. The amount of required financial responsibility may be increased above the minimum amounts to an amount not exceeding $150.0 million depending on the risk represented by the quantity or quality of oil that is handled by the facility. We carry insurance coverage to meet these obligations, which we believe is customary for comparable companies in our industry. A failure to comply with OPA’s requirements or inadequate cooperation during a spill response action may subject a responsible party to civil or criminal enforcement actions. We are not aware of any action or event that would subject us to liability under OPA, and we believe that compliance with OPA’s financial responsibility and other operating requirements will not have a material adverse effect on us.

     U.S. Environmental Protection Agency. U.S. Environmental Protection Agency regulations address the disposal of oil and natural gas operational wastes under three federal acts more fully discussed in the paragraphs that follow. The Resource Conservation and Recovery Act of 1976, as amended (“RCRA”), provides a framework for the safe disposal of discarded materials and the management of solid and hazardous wastes. The direct disposal of operational wastes into offshore waters is also limited under the authority of the Clean Water Act. When injected underground, oil and natural gas wastes are regulated by the Underground Injection Control program under Safe Drinking Water Act. If wastes are classified as hazardous, they must be properly transported, using a uniform hazardous waste manifest, documented, and disposed at an approved hazardous waste facility. We have coverage under the Region VI National Production Discharge Elimination System Permit for discharges associated with exploration and development activities. We take the necessary steps to ensure all offshore discharges associated with a proposed operation, including produced waters, will be conducted in accordance with the permit.

     Resource Conservation Recovery Act. RCRA, is the principal federal statute governing the treatment, storage and disposal of hazardous wastes. RCRA imposes stringent operating requirements, and liability for failure to meet such requirements, on a person who is either a “generator” or “transporter” of hazardous waste or an “owner” or “operator” of a hazardous waste treatment, storage or disposal facility. At present, RCRA includes a statutory exemption that allows most oil and natural gas exploration and production waste to be classified as nonhazardous waste. A similar exemption is contained in many of the state counterparts to RCRA. As a result, we are not required to comply with a substantial portion of RCRA’s requirements because our operations generate minimal quantities of hazardous wastes. At various times in the past, proposals have been made to amend RCRA to rescind the exemption that excludes oil and natural gas exploration and production wastes from regulation as hazardous waste. Repeal or modification of the exemption by administrative, legislative or judicial process, or modification of similar exemptions in applicable state statutes, would increase the volume of hazardous waste we are required to manage and dispose of and would cause us to incur increased operating expenses.

     Clean Water Act. The Clean Water Act imposes restrictions and controls on the discharge of produced waters and other wastes into navigable waters. Permits must be obtained to discharge pollutants into state and federal waters and to conduct construction activities in waters and wetlands. Certain state regulations and the general permits issued under the Federal National Pollutant Discharge Elimination System program prohibit the discharge of produced waters and sand, drilling fluids, drill cuttings and certain other substances related to the oil and natural gas industry into certain coastal and offshore waters. Further, the EPA has adopted regulations requiring certain oil and natural gas exploration and production facilities to obtain permits for storm water discharges. Costs may be associated with the treatment of wastewater or developing and implementing storm water pollution prevention plans. The Clean Water Act and comparable state statutes provide for civil, criminal and administrative penalties for unauthorized discharges for oil and other pollutants and impose liability on parties responsible for those discharges for the costs of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release. We believe that our operations comply in all material respects with the requirements of the Clean Water Act and state statutes enacted to control water pollution.

     Safe Drinking Water Act. Underground injection is the subsurface placement of fluid through a well, such as the reinjection of brine produced and separated from oil and natural gas production. The Safe Drinking Water Act of 1974, as amended establishes a regulatory framework for underground injection, with the main goal being the protection of usable aquifers. The primary objective of injection well operating requirements is to ensure the mechanical integrity of the injection apparatus and to prevent migration of fluids from the injection zone into underground sources of drinking water. Hazardous-waste injection well operations are strictly controlled, and certain wastes, absent an exemption, cannot be injected into underground injection control wells. In Louisiana and Texas, no underground injection may take place except as authorized by permit or rule. We currently own and operate various underground injection wells. Failure to abide by our permits could subject us to civil and/or criminal enforcement. We believe that we are in compliance in all material respects with the requirements of applicable state underground injection control programs and our permits.

     Marine Protected Areas. Executive Order 13158, issued on May 26, 2000, directs federal agencies to safeguard existing Marine Protected Areas (“MPAs”)in the United States and establish new MPAs. The order requires federal agencies to avoid harm to MPAs to the extent permitted by law and to the maximum extent practicable. It also directs the EPA to propose new regulations under the Clean Water Act to ensure appropriate levels of protection for the marine environment. This order has the potential to adversely affect our operations by restricting areas in which we may carry out future development and exploration projects and/or causing us to incur increased operating expenses.

     Marine Mammal and Endangered Species. Federal Lease Stipulations address the reduction of potential taking of protected marine species (sea turtles, marine mammals, Gulf Sturgen and other listed marine species). MMS permit approvals will be conditioned on collection and removal of debris resulting from activities related to exploration, development and production of offshore leases. MMS has issued Notices to Lessees and Operators (“NTL”) 2003-G06 advising of requirements for posting of signs in prominent places on all vessels and structures and of an observing training program.

     Consideration of Environmental Issues in Connection with Governmental Approvals. Our operations frequently require licenses, permits and/or other governmental approvals. Several federal statutes, including OCSLA, the National Environmental Policy Act (“NEPA”), and the Coastal Zone Management Act (“CZMA”) require federal agencies to evaluate environmental issues in connection with granting such approvals and/or taking other major agency actions. OCSLA, for instance, requires the U.S. Department of Interior (“DOI”) to evaluate whether certain proposed activities would cause serious harm or damage to the marine, coastal or human environment. Similarly, NEPA requires DOI and other federal agencies to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency would have to prepare an environmental assessment and, potentially, an environmental impact statement. CZMA, on the other hand, aids states in developing a coastal management program to protect the coastal environment from growing demands associated with various uses, including offshore oil and natural gas development. In obtaining various approvals from the DOI, we must certify that we will conduct our activities in a manner consistent with an applicable program.

     Lead-Based Paints. Various pieces of equipment and structures owned by us may have been coated with lead-based paints as was customary in the industry at the time these pieces of equipment were fabricated and constructed. These paints may contain lead at a concentration high enough to be considered a regulated hazardous waste when removed. If we need to remove such paints in connection with maintenance or other activities and they qualify as a regulated hazardous waste, this would increase the cost of disposal. High lead levels in the paint might also require us to institute certain administrative and/or engineering controls required by the Occupational Safety and Health Act and MMS to ensure worker safety during paint removal.

     Air Pollution Control. The Clean Air Act and state air pollution laws adopted to fulfill its mandates provide a framework for national, state and local efforts to protect air quality. Our operations utilize equipment that emits air pollutants subject to federal and state air pollution control laws. These laws require utilization of air emissions abatement equipment to achieve prescribed emissions limitations and ambient air quality standards, as well as operating permits for existing equipment and construction permits for new and modified equipment. Air emissions associated with offshore activities are projected using a matrix and formula supplied by MMS, which has primacy from the Environmental Protection Agency for regulating such emissions.

     Naturally Occurring Radioactive Materials (“NORM”). NORM are materials not covered by the Atomic Energy Act, whose radioactivity is enhanced by technological processing such as mineral extraction or processing through exploration and production conducted by the oil and natural gas industry. NORM wastes are regulated under the RCRA framework, but primary responsibility for NORM regulation has been a state function. Standards have been developed for worker protection; treatment, storage and disposal of NORM waste; management of waste piles, containers and tanks; and limitations upon the release of NORM contaminated land for unrestricted use. We believe that our operations are in material compliance with all applicable NORM standards established by the states, as applicable.

Employees

     At March 23, 2004, the Company had 200 full-time and 10 part-time employees, 15 of whom were employed by the Company at its principal offices in Stamford, Connecticut, 23 in Houston, Texas, at the offices of Prime Operating Company, Eastern Oil Well Service Company, EOWS Midland Company and F-W Oil Exploration L.L.C., and 172 employees who were primarily involved in the district operations of the Company in Houston and Midland, Texas, Oklahoma City, Oklahoma and Charleston, West Virginia.

Item 2. PROPERTIES.

     The Company’s executive offices are located at One Landmark Square, Stamford, Connecticut, in leased premises of about 6265 square feet. The executive offices of Prime Operating Company, Eastern Oil Well Service Company, EOWS Midland Company and F-W Oil Exploration L.L.C. are located in leased premises in Houston, Texas, and the offices of Southwest Oilfield Construction Company are in Oklahoma City, Oklahoma.

     The Company maintains district offices in Houston and Midland, Texas, Oklahoma City, Oklahoma and Charleston, West Virginia, and has field offices in Carrizo Springs and Midland, Texas, Kingfisher and Garvin, Oklahoma and Orma, West Virginia.

          Substantially all of the Company’s oil and gas properties are subject to a mortgage given to collateralize indebtedness of the Company, or are subject to being mortgaged upon request by the Company’s lender for additional collateral.

          The information set forth below concerning the Company’s properties, activities, and oil and gas reserves include the Company’s interests in affiliated entities.

          The following table sets forth the exploratory and development drilling experience with respect to wells in which the Company participated during the five years ended December 31, 2003.

	2003		2002		2001		2000		1999
	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Exploratory:
Oil	—	—	1	1	1	1.000	—	—	1	.300
Gas	4	1.565	1	.25	1	.602	3	1.279	1	.683
Dry	6	1.400	4	2.50	—	—	2	.276	2	.510
Development:
Oil	6	2.561	2	1.25	1	.500	—	—	—	—
Gas	8	4.478	10	7.59	7	4.926	7	4.134	2	.015
Dry	1	.500	6	5.30	2	1.585	—	—	2	.745
Total:
Oil	6	2.56	3	2.25	2	1.500	—	—	1	.300
Gas	12	6.042	11	7.84	8	5.528	10	5.413	3	.698
Dry	7	1.900	10	7.80	2	1.585	2	.276	4	1.255

	25	10.504	24	17.89	12	8.613	12	5.689	8	2.253

Oil and Gas Production

          As of December 31, 2003, the Company had ownership interests in the following numbers of gross and net producing oil and gas wells and gross and net producing acres (1).

	Gross	Net
Producing wells (1)
Oil Wells	886	250.97
Gas Wells	1,183	323.73
Producing Acres	279,206	97,654

(1)	A gross well or gross acre is a well or an acre in which a working interest is owned. A net well or net is the sum of the fractional revenue interests owned in gross wells or gross acres. Wells are classified by their primary product. Some wells produce both oil and gas.

     The following table shows the Company’s net production of crude oil and natural gas for each of the five years ended December 31, 2003. “Net” production is net after royalty interests of others are deducted and is determined by multiplying the gross production volume of properties in which the Company has an interest by percentage of the leasehold, mineral or royalty interest owned by the Company.

	2003	2002	2001	2000	1999
Oil (barrels)	370,000	321,000	306,000	298,000	264,000
Gas (Mcf)	3,991,000	3,540,000	3,764,000	3,930,000	3,289,000

          The following table sets forth the Company’s average sales price per barrel of crude oil and average sales prices per one thousand cubic feet (“Mcf”) of gas, together with the Company’s average production costs per unit of production for the five years ended December 31, 2003.

	2003	2002	2001	2000	1999
Average sales price per barrel	$28.90	23.37	24.92	28.34	15.71
Average sales price Per Mcf	$4.80	3.06	4.08	3.76	2.32
Average production costs per net equivalent barrel (1)	$12.42	11.80	11.88	9.57	7.76

(1)	Net equivalent barrels are computed at a rate of 6 Mcf per barrel.

Undeveloped Acreage

          The following table sets forth the approximate gross and net undeveloped acreage in which the Company has leasehold, mineral and royalty interests as of December 31, 2003. “Undeveloped acreage” is that acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves.

	Leasehold		Mineral		Royalty
	Interests		Interests		Interests
	Gross	Net	Gross	Net	Gross	Net
State	Acres	Acres	Acres	Acres	Acres	Acres
Colorado	—	—	799	23	—	—
Gulf of Mexico	93,690	47,874	—	—	—	—
Montana	—	—	13,984	59	786	5
Nebraska	—	—	2,553	331	—	—
North Dakota	—	—	640	1	—	—
Oklahoma	6,345	3,742	320	1	—	—
Texas	13,383	7,086	680	16	—	—
Wyoming	1,000	125	5043	35	140	35

TOTAL	114,419	56,699	24,019	466	926	40

Reserves

          The Company’s interests in proved developed and undeveloped oil and gas properties have been evaluated by Ryder Scott Company, L.P. for each of the five years ended December 31, 2003. All of the Company’s reserves are located within the continental United States. The following table summarizes the Company’s oil and gas reserves at each of the respective dates (figures rounded):

	Reserve Category
	Proved Developed		Proved Undeveloped		Total
As of	Oil	Gas	Oil	Gas	Oil	Gas
12-31	(bbls)	(Mcf)	(bbls)	(Mcf)	(bbls)	(Mcf)
1999	2,110,000	22,046,000	—	156,000	2,110,000	22,202,000
2000	2,362,000	27,029,000	—	—	2,362,000	27,029,000
2001	1,996,000	24,266,000	—	453,000	1,996,000	24,719,000
2002	2,319,000	29,917,000	—	—	2,319,000	29,917,000
2003	2,865,000	34,045,000	40,000	4,960,000	2,905,000	39,005,000

          The estimated future net revenue (using current prices and costs as of those dates, exclusive of income taxes) and the present value of future net revenue (at a 10% discount for estimated timing of cash flow) for the Company’s proved developed and proved undeveloped oil and gas reserves at the end of each of the five years ended December 31, 2003, are summarized as follows (figures rounded):

	Proved Developed		Proved Undeveloped		Total
		Present Value		Present Value		Present Value
As of	Future Net	Of Future	Future Net	Of Future	Future Net	Of Future
12-31	Revenue	Net Revenue	Revenue	Net Revenue	Revenue	Net Revenue
1999	$41,103,000	26,057,000	258,000	151,000	41,361,000	26,208,000
2000	$199,376,000	113,137,000	—	—	199,376,000	113,137,000
2001	$41,086,000	24,653,000	957,000	629,000	42,043,000	25,282,000
2002	$97,600,000	56,855,000	—	—	97,600,000	56,855,000
2003	$141,194,000	85,695,000	22,891,000	17,401,000	164,085,000	103,096,000

          “Proved developed” oil and gas reserves are reserves that can be expected to be recovered from existing wells with existing equipment and operating methods. “Proved undeveloped” oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

          In accordance with FASB Statement No. 69, December 31 market prices are determined using the daily oil price or daily gas sales price (“spot price”) adjusted for oilfield or gas gathering hub and wellhead price differentials (e.g. grade, transportation, gravity, sulfur, and BS&W) as appropriate. Also in accordance with SEC and FASB specifications, changes in market prices subsequent to December 31 are not considered.

          The spot price for gas at December 31, 2003 and 2002 were $5.97 and $4.75 per MMBTU, respectively. The range of spot prices during the year 2003 was a low of $3.96 and a high of $12.20 and the average was $5.48. The range during the first quarter of 2004 has been from $5.08 to $7.01 with an average of $5.65. The recent futures market prices have been in the around $5.50.

          The NYMEX price for oil at December 31, 2003 and 2002 was $32.55 and $31.23 per barrel, respectively. The range of NYMEX prices during the year 2003 was a low of $22.00 and a high of $34.50 and the average was $27.67 Range during the first quarter of 2004 has been from $29.50 to $34.75 with an average of $31.95 The recent futures market prices have fluctuated around $37.00.

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

          Since January 1, 2004, the Company has not filed any estimates of its oil and gas reserves with, nor were any such estimates included in any reports to, any federal authority or agency, other than the Securities and Exchange Commission, except Form EIA-23, Annual Survey of Domestic Oil and Gas Reserves, filed with The Energy Information Administration of the U.S. Department of Energy.

Item 3. LEGAL PROCEEDINGS.

          From time to time, the Company is party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, management does not expect these matters to have a materially adverse effect on the financial position or results of operations of the Company.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matters were submitted during the fourth quarter of the fiscal year ended December 31, 2003 to a vote of the Company’s security-holders through the solicitation of proxies or otherwise.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     The Company’s Common Stock is traded in the NASDAQ Stock Market, trading symbol “PNRG”. The high and low bid quotations for each quarterly period during the two years ended December 31, 2003, were as follows:

2003	High	Low
First Quarter	9.43	8.00
Second Quarter	9.70	8.05
Third Quarter	10.56	9.50
Fourth Quarter	14.61	9.43

2002	High	Low
First Quarter	$8.53	$7.90
Second Quarter	9.07	8.00
Third Quarter	9.01	8.00
Fourth Quarter	8.25	8.00

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

     The number of record holders of the Company’s Common Stock as of March 25, 2004 was 998.

     No dividends have been declared or paid during the past two years on the Company’s Common Stock. Provisions of the Company’s line of credit agreement restrict the Company’s ability to pay dividends. Such dividends may be declared out of funds legally available therefore, when and as declared by the Company’s Board of Directors.

Item 6. SELECTED FINANCIAL DATA

     The following table summarizes certain selected financial data to highlight significant trends in the Company’s financial condition and results of operations for the periods indicated. The selected financial data should be read in conjunction with the Financial Statements and related notes included elsewhere in this Report.

	2003	2002	2001	2000	1999
Revenues	$48,428,000	35,934,000	42,408,000	39,182,000	25,520,000
Income (loss) from operations	$8,047,000	2,168,000	6,968,000	6,148,000	(2,116,000)
Net Income (loss)	$5,702,000	1,757,000	5,413,000	5,365,000	(2,138,000)
Income (loss) per common share	$1.56	0.47	1.39	1.26	(0.48)
Net Cash provided by operations	$19,622,000	9,644,000	12,313,000	11,498,000	7,677,000
Total Assets	$58,255,000	44,887,000	35,816,000	35,094,000	30,475,000
Long-term obligations	$26,925,000	23,734,000	16,958,000	18,213,000	19,217,000
Cash Dividends	None	None	None	None	None

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion should be read in conjunction with the financial statements of the Company and notes thereto. The Company’s subsidiaries are defined in Note 1 of the financial statements.

Liquidity And Capital Resources

     Cash flow provided by operations for the year ended December 31, 2003,increased by $10 million, compared to the prior year, primarily due to a 14% increase in production and an increase in oil and gas prices throughout the entire year, combined with changes in our working capital accounts. We expect sufficient cash flow to be provided by operations during 2004 because of higher projected production from new properties, combined with oil and gas prices consistent with 2003 and steady operating, general and administrative, interest and financing costs.

     Excluding the effects of significant unforeseen expenses or other income, our cash flow from operations fluctuates primarily because of variations in oil and gas production and prices or changes in working capital accounts. Our oil and gas production will vary based on actual well performance but may be curtailed due to factors beyond our control. Hurricanes in the Gulf of Mexico may shut down our production for the duration of the storm’s presence in the Gulf or damage production facilities so that we cannot produce from a particular property for an extended amount of time. In addition, downstream activities on major pipelines in the Gulf of Mexico can also cause us to shut-in production for various lengths of time.

     Our realized oil and gas prices vary due to world political events, supply and demand of products, product storage levels, and weather patterns. We sell the vast majority of our production at spot market prices. Accordingly, product price volatility will affect our cash flow from operations. To mitigate price volatility we sometimes lock in prices for some portion of our production through the use of financial instruments. Currently we have no such arrangements in place.

     We expect to continue to make significant capital expenditures over the next several years as part of our long-term growth strategy. We have budgeted $16 million for drilling expenditures in 2004. We project that we will spend $10 million in the Gulf of Mexico and $6 million on onshore wells.

     If our exploratory drilling results in significant new discoveries, we will have to expend additional capital in order to finance the completion, development, and potential additional opportunities generated by our success. We believe that, because of the additional reserves resulting from the success and our record of reserve growth in recent years, we will be able to access sufficient additional capital through additional bank financing.

     Effective February 2004, we agreed with our lenders to increase the borrowing base from $28,999,996 million to $47,066,662 million and to extend the maturity of the loan facility from March 2005 to March 2007. As of December 31, 2003, $28,800,000 million was borrowed under the facility. The banks review the borrowing base semi-annually and, at their discretion, may decrease or propose an increase to the borrowing base relative to a redetermined estimate of proved oil and gas reserves. Our oil and gas properties are pledged as collateral for the line of credit and we are subject to certain financial covenants defined in the agreement. We are currently in compliance with these financial covenants. If we do not comply with these covenants on a continuing basis, the lenders have the right to refuse to advance additional funds under the facility and/or declare all principal and interest immediately due and payable.

     It is the goal of the Company to increase its oil and gas reserves and production through the acquisition and development of oil and gas properties. The Company also continues to explore and consider opportunities to further expand its oilfield servicing revenues through additional investment in field service equipment. However, the majority of the Company’s capital spending is discretionary, and the ultimate level of expenditures will be dependent on the Company’s assessment of the oil and gas business environment, the number and quality of oil and gas prospects available, the market for oilfield services, and oil and gas business opportunities in general.

Results of Operations:

     2003 as compared to 2002

     The Company had net income of $5,702,000 in 2003 as compared to $1,757,000 in 2002

     Oil and gas sales were $29,855,000 in 2003 as compared to $18,330,000 in 2002. A chart summarizing oil and gas production and revenue is presented below.

	2003	2002	Increase (Decrease)
Barrels of Oil Produced	370,000	321,000	49,000
Average Price Received	$28.90	$23.37	$5.53

Oil Revenue	$10,693,000	$7,510,000	$3,183,000

Mcf of Gas Produced	3,991,000	3,540,000	451,000
Average Price Received	$4.80	$3.06	$1.74

Gas Revenue	$19,162,000	$10,820,000	$8,342,000

Total Oil & Gas Revenue	$29,855,000	$18,330,000	$11,525,000

     District operating income increased to $16,630,000 in 2003 from $15,308,000 in 2002. This increase reflects higher utilization of equipment during 2003.

     Lease operating expenses increased by 25% to $12,783,000 in 2003 as compared to $10,210,000 in 2002. The difference is attributable to production taxes related to higher prices combined with costs on properties added during 2003 and repairs made to marginal wells currently economic due to higher product price levels.

     Administrative revenue, which represents the reimbursement of general and administrative overhead expended on behalf of the Partnerships and the Company’s joint venture partners remained unchanged. In both years, amounts received from certain of the Partnerships were substantially less than the amounts allocable to these Partnerships under the partnership agreements. The lower amounts reflect PEMC’s continuing efforts to reduce costs, both incurred and allocated to the Partnerships.

     Reporting and management fees are earned from providing the accounting and reporting functions for certain of the Partnerships.

     The Company receives reimbursement for costs incurred related to the evaluation and acquisition of properties on behalf of the Partnerships and other joint venture partners. To the extent that these property acquisition costs are expended at the district level, the reimbursements are recorded as a reduction of total district operating expenses. When expenses are incurred at the corporate headquarters level, such reimbursements are recorded as a reduction of total general and administrative expenses. During 2003 and 2002, the Company’s total reimbursements for property acquisition costs were approximately $327,000 and $450,000, respectively.

     General and administrative expenses increased to $5,135,000 in 2003 as compared to $ 4,888,000 in 2002 . This increase reflects the addition of FW’s costs and increased ownership in the Partnerships offset by savings related to reduced personnel costs in the Connecticut office

     Depreciation and depletion of oil and gas properties increased by 57 % to $ 6,283,000 in 2003 from $3,988,000 in 2002. This increase is related to the additional capital costs expended in 2003 combined with increased production.

     Exploration costs of $519,000 were incurred during 2003 drilling seven dry holes. Exploration costs of $894,000 were incurred during 2002 drilling five dry holes.

     Interest expense increased to $880,000 in 2003 from $766,000 in 2002 due to increased average outstanding debt. The average interest rates paid on outstanding borrowings subject to interest at the bank’s base rate during 2003 and 2002 were 4.50%. During the same periods, the average rates paid on outstanding borrowings bearing interest based upon the LIBO rate were 3.84% and 3.59%. As of December 31, 2003 and 2002, the total outstanding borrowings were $27,280,000 and $24,500,000, respectively.

     Income tax expense of $2,446,000 in 2003 represents a 30% effective rate as compared to the effective rate of 20% in 2002. Current tax expense in 2003 was $867,000 with the remainder being attributable to an increase in the Company’s deferred tax liability.

     The primary reason that the Company’s federal tax expense for 2003 is well below the statutory rate is that the Company is allowed to deduct currently, rather than capitalize, intangible drilling costs as incurred. The current deduction of these costs, which are capitalized for financial accounting purposes, is also the primary reason for the increase in the Company’s deferred tax liability between 2002 and 2003.

     2002 as compared to 2001

     The Company had net income of $1,757,000 in 2002 as compared to $5,413,000 in 2001. The decrease in net income is primarily due to lower commodity prices.

     Oil and gas sales were $18,330,000 in 2002 as compared to $22,998,000 in 2001 A chart summarizing oil and gas production and revenue, including the Company’s share of production and revenue from the Partnerships, follows.

	2002	2001	Increase (Decrease)
Barrels of Oil Produced	321,384	306,016	15,368
Average Price Received	$23.37	$24.92	($1.55)

Oil Revenue	$7,510,000	$7,626,000	($117,000)

Mcf of Gas Produced	3,540,000	3,763,605	(259,605)
Average Price Received	$3.0564	$4.08	($1.03)

Gas Revenue	$10,820,000	$15,372,000	($4,552,000)

Total Oil & Gas Revenue	$18,330,000	$22,998,000	($4,668,000)

     District operating income decreased from $17,082,000 in 2001 to $15,308,000 in 2002 This decrease is due to reduced utilization of equipment combined with discounted rates in effect during the first half of 2002.

     Lease operating expenses decreased by 8% to $10,210,000 in 2002 as compared to $11,083,000 in 2001. The difference is attributable to production taxes related to lower prices combined with discounts on expenses due to the weak price environment in the first half of 2002

     Administrative revenue, which represents the reimbursement of general and administrative overhead expended on behalf of the Partnerships and the Company’s joint venture partners decreased by 4% to $1,473,000 in 2002 as compared to $1,535,000 in 2001. In both years, amounts received from certain of the Partnerships were substantially less than the amounts allocable to these Partnerships under the partnership agreements. The lower amounts reflect PEMC’s continuing efforts to reduce costs, both incurred and allocated to the Partnerships.

     Reporting and management fees are earned from providing the accounting and reporting functions for certain of the Partnerships.

     The Company receives reimbursement for costs incurred related to the evaluation and acquisition of properties on behalf of the Partnerships and other joint venture partners. To the extent that these property acquisition costs are expended at the district level, the reimbursements are recorded as a reduction of total district operating expenses. When expenses are incurred at the corporate headquarters level, such reimbursements are recorded as a reduction of total general and administrative expenses. During 2002 and 2001, the Company’s total reimbursements for property acquisition costs were approximately $450,000 and $558,000, respectively.

     General and administrative expenses increased to $4,888,000 in 2002 as compared to $4,310,000 in 2001. This increase reflects the change in cost reimbursement combined with an increase in the Company’s share of general and administrative expenses incurred by the Partnerships.

     Depreciation and depletion of oil and gas properties decreased by 12% to $3,988,000 in 2002 as compared to $4,522,000 in 2001 as a result of increases in estimates of proved reserves.

     Exploration costs of $894,000 were incurred during 2002 drilling five dry holes. Exploration costs of $509,000 in 2001 consist primarily of the cost of three dry holes drilled in 2001.

     Interest expense declined to $766,000 in 2002 as compared to $895,000 in 2001 due to a combination of lower interest rates and lower average outstanding debt. The average interest rates paid on outstanding borrowings subject to interest at the bank’s base rate during 2002 and 2001 were 4.25% and 6.92%, respectively. During the same periods, the average rates paid on outstanding borrowings bearing interest based upon the LIBO rate were 3.58% and 5.98% As of December 31, 2002 and 2001, the total outstanding borrowings were$24,500,000 and $16,950,000, respectively.

     Income tax expense of $443,000 in 2002 represents a 20% effective rate as compared to the effective rate of 24% in 2001. Current tax expense in 2002 was $199,000 with the remainder being attributable to an increase in the Company’s deferred tax liability. The low current tax expense is primarily attributable to federal tax credits for producing fuel from a nonconventional source, percentage depletion deductions, larger depreciation deductions allowed for tax purposes, and the utilization of federal net operating loss carry forward.

     All of the Company’s net operating loss carry forwards will have been used or expired as of the end of 2002, and under current law the credit for producing fuel from a nonconventional source will no longer be allowed after 2002, it is possible that the company’s current and overall tax rates may be significantly higher in future years

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is exposed to interest rate risk on its line of credit, which has variable rates based upon the lenders base rate, as defined, and the London Inter-Bank Offered rate. Based on the balance outstanding at December 31, 2003, a hypothetical 2% increase in the applicable interest rates would increase interest expense by approximately $401,000.

     Oil and gas prices have historically been extremely volatile, and have been particularly so in recent years. The Company did not enter into significant hedging transactions during 2003, and had no open hedging transactions at December 31, 2003. Declines in domestic oil and gas prices could have a material adverse effect on the Company’s revenues, operating results, estimates of economically recoverable reserves and the net revenue there from.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Included on pages F-1 through F-26 of this Report. The Index to Financial Statements is at page F-1 of this Report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

Item 9A. INTERNAL CONTROLS AND PROCEDURES.

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

     Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period, that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to the Company’s Directors, nominees for Directors and executive officers is included in the Company’s definitive proxy statement relating the Company’s Annual Meeting of Stockholders to be held in June, 2004, which will be filed with the U.S. Securities and Exchange Commission within 120 days of December 31, 2003 and which is incorporated herein by reference..

Item 11. EXECUTIVE COMPENSATION.

     Information relating to executive compensation is included in the Company’s definitive proxy statement relating to the Company’s Annual Meeting of Stockholders to be held in June, 2004, which will be filed with the U.S. Securities and Exchange Commission within 120 days of December 31, 2003 and which is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     Information relating to security ownership of certain beneficial owners and management is included in the Company’s definitive proxy statement relating the Company’s Annual Meeting of Stockholders to be held in June, 2004, which will be filed with the U.S. Securities and Exchange Commission within 120 days of December 31, 2003 and which is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

     Information relating to certain transactions by Directors and executive officers of the Company is included in the Company’s definitive proxy statement relating the Company’s Annual Meeting of Stockholders to be held in June, 2004, which will be filed with the U.S. Securities and Exchange Commission within 120 days of December 31, 2003 and which is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     Information relating to principal accountant fees and services is included in the Company’s definitive proxy statement relating to the Company’s Annual Meeting of Stockholders to be held in June, 2004, which will be filed with the U.S. Securities and Exchange Commission within 120 days of December 31, 2003 and which is incorporated herein by reference.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)	The following documents are filed as part of this Report:

1.	Financial statements ( Index to Financial Statements at page F-1 of this Report)

2.	Financial Statement Schedules ( Index to Financial Statements – Supplementary Information )

3.	Exhibits

No.
3.1	Restated Certificate of Incorporation of PrimeEnergy Corporation. (Incorporated herein by reference to Exhibit 3.1 of PrimeEnergy Corporation Form 10-KSB for the year ended December 31, 1999)

3.2	Bylaws of PrimeEnergy Corporation. (Incorporated herein by reference to Exhibit 3.2 of PrimeEnergy Corporation Form 10-KSB for the year ended December 31, 1999)

10.3.1	Adoption Agreement #003 dated 4/23/2002, MassMutual Life Insurance Company Flexinvest Prototype Non-Standardized 401(k) Profit Sharing Plan; EGTRRA Amendment to the PrimeEnergy employees 401 (k) Savings Plan; MassMutual Retirement Services Flexinvest Defined Contribution Prototype Plan; Protected Benefit Addendum; Addendum to the Administrative Services Agreement Loan Agreement; Addendum to Administrative Services agreement GUST Restatement Provisions; General Trust Agreement (filed herewith)(1)

10.17	Amended Marketing Agreement between PrimeEnergy Management Corporation and Charles E. Drimal, Jr. (Incorporated herein by reference to Exhibit 10.17 of PrimeEnergy Corporation Form 10-KSB for the year ended December 31, 1994) (1)

10.18	Composite copy of Non-Statutory Option Agreements (Incorporated by reference to Exhibit 10.18 of PrimeEnergy Corporation for 10-KSB for the year ended December 31, 1997) (1)

10.22	Credit Agreement dated as of December 19, 2002 between PrimeEnergy Corporation, PrimeEnergy Management Corporation, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, EOWS Midland Company and Guaranty Bank , FSB (incorporated by reference to Exhibit 10.22 of PrimeEnergy Corporation 10-K for the year ended December 31, 2002)

10.22.1	First Amendment to Credit Agreement dated as of effective as of June 1, 2003 between PrimeEnergy Corporation, PrimeEnergy Management Corporation, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, EOWS Midland Company and Guaranty Bank , FSB (filed herewith)

10.22.2	Second Amendment to Credit Agreement effective as of September 22, 2003 between PrimeEnergy Corporation, PrimeEnergy Management Corporation, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, EOWS Midland Company, F-W Oil Exploration Company L.L.C. and Guaranty Bank , FSB (filed herewith)

10.23	Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production from PrimeEenrgy Corporation and PrimeEnergy Management Corporation for the benefit of Guaranty Bank, FSB incorporated by reference to Exhibit 10.23 of PrimeEnergy Corporation 10-K for the year ended December 31, 2002)

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K. continued

10.23.1	Ratification of and Amendment to Mortgage, Deed of trust, Indenture, Security Agreement, Financing Statement and Assignment of Production effective September 22, 2003 by PrimeEnergy Corporation, PrimeEnergy Management Corporation, Eastern Oil Well Service Company, and Southwest Oilfield Construction Company for the benefit of Guaranty Bank , FSB ( filed herewith)

10.24	Act of Mortgage and Security Agreement, by PrimeEnergy Corporation and PrimeEnergy Management Corporation to Guaranty Bank, FSB incorporated by reference to Exhibit 10.24 of PrimeEnergy Corporation 10-K for the year ended December 31, 2002)

21	Subsidiaries. (filed herewith)

22	Consent of Ryder Scott & Company L.P. Company. (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(1)	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.

(a)	Reports on Form 8-K:

None

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2004.

PrimeEnergy Corporation
By:	/s/ CHARLES E. DRIMAL, JR.
Charles E. Drimal, Jr.
President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 30th day of March, 2004.

/s/CHARLES E. DRIMAL, JR. Charles E. Drimal, Jr.	Director and President; The Principal Executive Officer

/s/ BEVERLY A. CUMMINGS Beverly A. Cummings	Director, Vice President and Treasurer; The Principal Financial and Accounting Officer

	Director	/s/ CLINT HURT	Director

James P. Boldrick		Clint Hurt

	Director		Director

Samuel R. Campbell		Jarvis Slade

	Director	/s/ JAN K. SMEETS	Director

James E. Clark		Jan K. Smeets

/s/ MATTHIAS ECKENSTEIN	Director	/s/ GAINES WEHRLE	Director

Matthias Eckenstein		Gaines Wehrle

/s/ H. GIFFORD FONG	Director		Director

H. Gifford Fong		Michael Wehrle

/s/ THOMAS S.T. GIMBEL	Director

Thomas S.T. Gimbel

INDEX TO FINANCIAL STATEMENTS

Financial Statements (Included herein at pages F-1 through F-26):
Report of Independent Public Accountants	F-2
Financial Statements

Consolidated Balance Sheets — December 31, 2003 and 2002	F-3

Consolidated Statements of Operations — for the years ended December 31, 2003, 2002 and 2001	F-5

Consolidated Statement of Stockholders’ Equity — for the years ended December 31, 2003, 2002 and 2001	F-6

Consolidated Statements of Cash Flows — for the years ended December 31, 2003, 2002 and 2001	F-7

Notes to Consolidated Financial Statements	F-8

Supplementary Information:	F-19

Capitalized Costs Relating to Oil and Gas Producing Operations December 31, 2003, 2002 and 2001	F-21

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities, years ended December 31, 2003, 2002 and 2001	F-21

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas reserves, years ended December 31, 2003, 2002 and 2001	F-22

Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil an Gas Reserves, years ended December 31, 2003, 2002 and 2001	F-23

Reserve Quantity Information, years ended December 31, 2003, 2002 and 2001	F-24

Results of Operations from Oil and Gas Producing Activities, years ended December 31, 2003, 2002 and 2001	F-25

Notes to Supplementary Information	F-26

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of
      PrimeEnergy Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of PrimeEnergy Corporation and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31 2003, 2002 and 2001. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PrimeEnergy Corporation and Subsidiaries as of December 31, 2003 and 2002, and the consolidated results of its operations and cash flows for the years ended December 31, 2003, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

PUSTORINO, PUGLISI & CO., LLP
New York, New York
March 30, 2004

PRIMEENERGY CORPORATION and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, December 31, 2003 and 2002

	2003	2002
ASSETS:
Current assets:
Cash and cash equivalents	$3,891,000	$1,886,000
Restricted cash and cash equivalents	1,479,000	750,000
Accounts receivable, net	7,108,000	4,126,000
Due from related parties (less allowance for doubtful accounts $800,000 in 2002)	209,000	4,771,000
Prepaid expenses	336,000	239,000
Other current assets	297,000	322,000
Deferred income taxes	374,000	309,000

Total current assets	13,694,000	12,403,000

Property and equipment, at cost :
Oil and gas properties (successful efforts method):
Proved	91,012,000	74,319,000
Unproved	3,091,000	1,134,000
Furniture, fixtures and equipment including leasehold improvements	9,389,000	8,949,000

	103,492,000	84,402,000
Accumulated depreciation, depletion and amortization	(59,160,000)	(52,102,000)

Net property and equipment	44,332,000	32,300,000

Other assets	229,000	206,000

Total assets	$58,255,000	$44,909,000

The accompanying notes are an integral part of the consolidated financial statements.

PRIMEENERGY CORPORATION and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, December 31, 2003 and 2002

	2003	2002
LIABILITIES and STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$8,528,000	$6,100,000
Current portion of other long-term obligations	692,000	824,000
Accrued liabilities:
Payroll, Benefits, Interest and Other	3,504,000	1,779,000
Due to related parties	933,000	1,485,000

Total current liabilities	13,657,000	10,208,000
Long-term bank debt	26,613,000	23,700,000
Other long-term obligations	12,000	34,000
Asset retirement obligations	300,000	—
Deferred income taxes	4,237,000	2,592,000

Total liabilities	44,819,000	36,534,000

Stockholders’ equity:
Preferred stock, $.10 par value, authorized 5,000,000 shares; none issued	—	—
Common stock, $.10 par value, authorized 10,000,000 shares; issued 7,694,970 in 2003 and 2002	769,000	769,000
Paid in capital	11,024,000	11,024,000
Retained earnings	15,378,000	9,676,000

	27,171,000	21,469,000
Treasury stock, at cost 4,065,768 common shares in 2003 and 4,001,964 in 2002	(13,735,000)	(13,094,000)

Total stockholders’ equity	13,436,000	8,375,000

Total liabilities and stockholders’ equity	$58,255,000	$44,909,000

The accompanying notes are an integral part of the consolidated financial statements.

PRIMEENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS of OPERATIONS

for the years ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Revenue:
Oil and gas sales	$29,855,000	$18,330,000	$22,998,000
District operating income	16,630,000	15,308,000	17,082,000
Administrative revenue	1,474,000	1,473,000	1,535,000
Reporting and management fees	234,000	275,000	297,000
Gains/(losses) on derivative instruments net	(52,000)	(113,000)	—
Interest income	46,000	52,000	138,000
Other income	241,000	609,000	358,000

	48,428,000	35,934,000	42,408,000

Costs and expenses:
Lease operating expense	12,783,000	10,210,000	11,083,000
District operating expense	14,781,000	13,020,000	13,368,000
Depreciation and depletion of oil and gas properties	6,283,000	3,988,000	4,522,000
Impairment of oil and gas properties	—	—	753,000
General and administrative expense	5,135,000	4,888,000	4,310,000
Exploration costs	519,000	894,000	509,000
Interest expense	880,000	766,000	895,000

	40,381,000	33,766,000	35,440,000

Income from operations	8,047,000	2,168,000	6,968,000
Other income:
Gain on sale and exchange of assets	101,000	32,000	166,000

Income before provision for income taxes	8,148,000	2,200,000	7,134,000
Provision for income taxes	2,446,000	443,000	1,721,000

Net income	$5,702,000	$1,757,000	$5,413,000

Basic net income per common share	$1.56	$0.47	$1.39
Diluted net income per common share	$1.31	$0.40	$1.18

The accompanying notes are an integral part of the consolidated financial statements.

PRIMEENERGY CORPORATION and SUBSIDIARIES

CONSOLIDATED STATEMENT of STOCKHOLDERS’ EQUITY

for the years ended December 31, 2003, 2002 and 2001

			Additional
	Common Stock		Paid In	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total
Balance at December 31, 2000	7,607,970	$761,000	$10,902,000	$2,506,000	$(9,193,000)	$4,976,000
Exercised stock options	87,000	8,000	122,000			130,000
Purchased 420,160 shares of common stock					(3,156,000)	(3,156,000)
Net income				5,413,000		5,413,000

Balance at December 31, 2001	7,694,970	$769,000	$11,024,000	$7,919,000	$(12,349,000)	$7,363,000
Purchased 92,862 shares of common stock					(745,000)	(745,000)
Net income				1,757,000		1,757,000

Balance at December 31, 2002	7,694,970	$769,000	$11,024,000	$9,676,000	$(13,094,000)	$8,375,000
Purchased 63,804 shares of common stock					(641,000)	(641,000)
Net income				5,702,000		5,702,000

Balance at December 31, 2003	7,694,970	$769,000	$11,024,000	$15,378,000	$(13,735,000)	$13,436,000

The accompanying notes are an integral part of the consolidated financial statements.

PRIMEENERGY CORPORATION and SUBSIDIARIES

CONSOLIDATED STATEMENTS of CASH FLOWS

for the years ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Cash flows from operating activities:
Net income	$5,702,000	$1,757,000	$5,413,000
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	7,525,000	5,231,000	5,599,000
Impairment of oil and gas properties	—	—	753,000
Dry hole and abandonment costs	519,000	894,000	496,000
Gain on sale of properties	(101,000)	(32,000)	(166,000)
Provision for deferred income taxes	1,580,000	243,000	1,684,000
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(2,982,000)	(328,000)	1,865,000
(Increase) decrease in due from related parties	4,562,000	153,000	(578,000)
(Increase) decrease in other assets	3,000	682,000	(874,000)
(Increase) decrease in prepaid expenses	(97,000)	(175,000)	48,000
Increase (decrease) in accounts payable	1,699,000	736,000	(1,086,000)
Increase (decrease) in accrued liabilities	1,712,000	(19,000)	(559,000)
Increase (decrease) in due to related parties	(500,000)	502,000	(282,000)

Net cash provided by operating activities	19,622,000	9,644,000	12,313,000

Cash flows from investing activities
Proceeds from sale of properties and equipment	101,000	32,000	520,000
Additions to property and equipment	(19,835,000)	(14,442,000)	(8,527,000)

Net cash used in investing activities	(19,734,000)	(14,410,000)	(8,007,000)
Cash flows from financing activities
Purchase of stock for treasury	(641,000)	(745,000)	(3,156,000)
Repayment of long-term bank debt and other long-term obligations	(43,679,000)	(43,260,000)	(40,619,000)
Increase in long-term bank debt and other long-term obligations	46,437,000	50,572,000	38,740,000
Proceeds from exercised stock options	—	—	130,000

Net cash provided by (used in) financing activities	2,117,000	6,567,000	(4,905,000)

Net increase (decrease) in cash	2,005,000	1,801,000	(599,000)
Cash and cash equivalents, beginning of year	1,886,000	85,000	684,000

Cash and cash equivalents, end of year	$3,891,000	$1,886,000	$85,000

Supplemental disclosures:
Income taxes paid during the year	$83,500	—	$1,200,000
Net income tax refunds received during the year	—	$745,000	—
Interest paid during the year	$880,000	$766,000	$901,000

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

PRIMEENERGY CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Operations and Significant Accounting Policies

Nature of Operations:

PrimeEnergy Corporation (“PEC”), a Delaware corporation, was organized in March 1973. PrimeEnergy Management Corporation (“PEMC”), a wholly-owned subsidiary, acts as the managing general partner, providing administration, accounting and tax preparation services for 18 private and publicly-held limited partnerships and 2 trusts (collectively, the “Partnerships”). During the course of 2003 PrimeEnergy dissolved 20 private limited partnerships. PEC owns Eastern Oil Well Service Company (“EOWSC”), EOWS Midland Company(“EMID”) and Southwest Oilfield Construction Company (“SOCC”), all of which perform oil and gas field servicing. PEC also owns Prime Operating Company (“POC”), which serves as operator for most of the producing oil and gas properties owned by the Company and affiliated entities. Field service revenues and the administrative overhead fees earned as operator are reported as ‘District operating income’ on the consolidated statement of operations. During 2003 PEC acquired a sixty percent interest in F-W Oil Exploration LLC, (“FW”), which ownes and operates properties in the Gulf of Mexico. PrimeEnergy Corporation and its subsidiaries are herein referred to as the “Company.”

The Company is engaged in the development, acquisition and production of oil and natural gas properties. The Company owns leasehold, mineral and royalty interests in producing and non-producing oil and gas properties across the United States, including Colorado, Kansas, Louisiana, Mississippi, Montana, Nebraska, New Mexico, North Dakota, Oklahoma, Texas, Utah, West Virginia and Wyoming and the Gulf of Mexico. The Company operates 1,533 wells and owns non-operating interests in over 770 additional wells. Additionally, the Company provides well-servicing support operations, site-preparation and construction services for oil and gas drilling and re-working operations, both in connection with the Company’s activities and providing contract services for third parties. The Company is publicly traded on the NASDAQ under the symbol “PNRG.”

The markets for the Company’s products are highly competitive, as oil and gas are commodity products and prices depend upon numerous factors beyond the control of the Company, such as economic, political and regulatory developments and competition from alternative energy sources.

Principles of Consolidation:

The consolidated financial statements include the accounts of PrimeEnergy Corporation, its subsidiaries and the Partnerships, using the proportionate consolidation method, whereby our proportionate share of each entity's assets, liabilities, revenue and expenses are included in the appropriate classifications in the consolidated financial statements. Inter-company balances and transactions are eliminated in preparing the consolidated financial statements.

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

PRIMEENERGY CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment

The Company follows the “successful efforts” method of accounting for its oil and gas properties. Under the successful efforts method, costs of acquiring undeveloped oil and gas leasehold acreage, including lease bonuses, brokers’ fees and other related costs are capitalized. Provisions for impairment of undeveloped oil and gas leases are based on periodic evaluations. Annual lease rentals and exploration expenses, including geological and geophysical expenses and exploratory dry hole costs, are charged against income as incurred. Costs of drilling and equipping productive wells, including development dry holes and related production facilities, are capitalized. Costs incurred by the Company related to the exploration, development and acquisition of oil and gas properties on behalf of the Partnerships or joint ventures are deferred and charged to the related entity upon the completion of the acquisition.

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

Asset Retirement Obligation:

Effective January 1, 2003, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations. Our asset retirement obligation primarily represents the estimated present value of the amount the Company will incur to plug, abandon and remediate our producing properties (including removal of our offshore platforms) at the end of their productive lives, in accordance with applicable state laws. The Company determined our asset retirement obligation by calculating the present value of estimated cash flows related to the liability. The retirement obligation is recorded as a liability at its estimated present value as of the asset’s inception, with an offsetting increase to producing properties. Periodic accretion of discount of the estimated liability is recorded as an expense in the income statement.

Our liability is determined using significant assumptions, including current estimates of plugging and abandonment costs, annual inflation of these costs, the productive life of wells and our risk-adjusted interest rate. Changes in any of these assumptions can result in significant revisions to the estimated asset retirement obligation. Revisions to the asset retirement obligation are recorded with an offsetting change to producing properties, resulting in prospective changes to depreciation, depletion and amortization expense and accretion of discount. Because of the subjectivity of assumptions and the relatively long life of most of our wells, the costs to ultimately retire our wells may vary significantly from previous estimates.

Income Taxes:

The Company records income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” SFAS No. 109 is an asset and liability approach to accounting for income taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.

Deferred tax liabilities or assets are established for temporary differences between financial and tax reporting bases and are subsequently adjusted to reflect changes in the rates expected to be in effect when the temporary differences reverse. A valuation allowance is established for any deferred tax asset for which realization is not likely.

PRIMEENERGY CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS

General and Administrative Expenses:

General and administrative expenses represent costs and expenses associated with the operation of the Company. Certain of the Partnerships sponsored by the Company reimburse general and administrative expenses incurred on their behalf.

Income Per Common Share:

Income per share of common stock has been computed based on the weighted average number of common shares outstanding during the respective periods in accordance with SFAS No. 128, “Earnings per Share”.

Statements of cash flows:

For purposes of the consolidated statements of cash flows, the Company considers short-term, highly liquid investments with original maturities of less than ninety days to be cash equivalents.

Concentration of Credit Risk:

The Company maintains significant banking relationships with financial institutions in the State of Texas. The Company limits its risk by periodically evaluating the relative credit standing of these financial institutions. The Company’s oil and gas production purchasers consist primarily of independent marketers and major gas pipeline companies.

Hedging: The Company periodically enters into oil and gas financial instruments to manage its exposure to oil and gas price volatility. The oil and gas reference prices upon which the price hedging instruments are based reflect various market indices that have a high degree of historical correlation with actual prices received by the Company.

The financial instruments are accounted for in accordance with Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which established new accounting and reporting requirements for derivative instruments and hedging activities. SFAS No. 133, as amended by SFAS No. 138, requires that all derivative instruments subject to the requirements of the statement be measured at fair market value and recognized as assets or liabilities in the balance sheet. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation is generally established at the inception of a derivative. For derivatives designated as cash flow hedges and meeting the effectiveness guidelines of SFAS No. 133, changes in fair value, to the extent effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value of a derivative resulting from ineffectiveness or an excluded component of the gain/loss is recognized immediately in the statement of operations.

Recently Issued Accounting Standards:

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations.” SFAS No. 141 is intended to improve the transparency of the accounting and reporting for business combinations by requiring that all business combinations be accounted for under a single method - the purchase method. SFAS 141 is effective for all transactions completed after June 30, 2001, except transactions using the pooling-of-interests method that were initiated prior to July 1, 2001. The adoption of SFAS 141 did not have an impact on the Company’s consolidated financial statements.

PRIMEENERGY CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement applies to intangibles and goodwill acquired after June 30, 2001, as well as goodwill and intangibles previously acquired. Under this statement, goodwill as well as other intangibles determined to have an infinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. The adoption of SFAS 142 did not have an impact on the Company’s consolidated financial statements.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS no 143 did not have a material effect on the Company’s financial statements as of December 31, 2003.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and generally, is to be applied prospectively. The adoption of SFAS 144 did not have an impact on the Company’s consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” Prior to the adoption of the provisions of SFAS No. 145, generally accepted accounting principles required gains or losses on the early extinguishment of debt be classified in a company’s periodic consolidated statements of operations as extraordinary gains or losses, net of associated income taxes, below the determination of income or loss from continuing operations. SFAS No. 145 changes generally accepted accounting principles to require, except in the case of events or transactions of a highly unusual and infrequent nature, gains or losses from the early extinguishment of debt be classified as components of a company’s income or loss from continuing operations. The adoption of the provisions of SFAS No. 145 in 2003 did not affect the Company’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 in 2003 did not effect on the Company’s financial position or results of operations.

In November 2002, the FASB issued Financial Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantee of Indebtedness of Others” (FIN 45). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45’s provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The guarantor’s previous accounting for guarantees that were issued before the date of FIN 45’s initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of the Interpretation. The disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002. The adoption of FIN 45 did not have an impact on the Company’s consolidated financial statements.

PRIMEENERGY CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure for stock-based employee compensation and the effect of the method used on the reported results. The provisions of SFAS 148 are effective for financial statements with fiscal years ending after December 15, 2002. The adoption of this statement has not impacted the Company’s financial position or results of operations.

In January 2003, the FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51” (FIN 46). FIN 46 is an interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements”, and addresses consolidation by business enterprises of variable interest entities (VIE’s). The primary objective of FIN 46 is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as VIE’s. FIN 46 requires an enterprise to consolidate a variable interest entity if that enterprise has a variable interest that will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual return if they occur, or both. An enterprise shall consider the rights and obligations conveyed by its variable interests in making this determination. This guidance applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.. The adoption of this interpretation did not have an effect on the Company’s financial position or results of operations.

2.	Significant Acquisitions and Dispositions

As more fully described in Note 7, the Company is committed to offer to repurchase the interests of the partners and trust unit holders in certain of the Partnerships. The Company purchased such interests in an amount totaling $695,673 in 2003, $1,203,500 in 2002 and $545,000 in 2001. The Company’s proportionate share of assets, liabilities and results of operations related to the interests in the Partnerships are included in the consolidated financial statements.

F-W Oil Exploration L.L.C. Acquisition:

Effective August 15, 2003 the Company acquired a sixty percent interest in F-W Oil Exploration L.L.C., a licensed Gulf of Mexico operator for a cost of $4,000,000. As of that date FW had approximately 80,000 net acres to develop and a 12.5% working interest in two producing blocks in the Gulf of Mexico. The Company’s proportionate share of FW’s assets, liabilities and results of operations for the effective period are included in the consolidated financial statements.

3.	Accounts Receivable

Accounts receivable at December 31, 2003 and 2002 consisted of the following:

	December 31,
	2003	2002
Joint interest billing	$1,174,000	$571,000
Trade receivables	1,607,000	1,243,000
Oil and gas sales	3,878,000	2,070,000
Other	906,000	561,000

	7,565,000	4,445,000
Less, allowance for doubtful accounts	(457,000)	(319,000)

Total	$7,108,000	$4,126,000

PRIMEENERGY CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS

4.	Other Current Assets

Other current assets at December 31, 2003 and 2002 consisted of the following:

	December 31,
	2003	2002
Tax overpayments	$—	$73,000
Field service inventory	278,000	249,000
Other	19,000	—

Total	$297,000	$322,000

5.	Long-Term Bank Debt

As of December 2002 the Company entered in to a credit agreement with a new primary lender. The Company and the lender agreed to amend and restate in its entirety the credit agreement dated April 26, 1995 between the Company and its predecessor lender. This agreement will continue to provide for borrowings under a Master Note. Advances under the agreement, as amended, are limited to the borrowing base as defined in the agreement. The borrowing base is re-determined by the lender on a semi-annual basis. The current borrowing base is $25 million and includes a Term Loan of $4 million. The Term Loan will be paid back in monthly installments of $66,667 beginning January 2003 and continuing until December 19, 2004 when such Term Loan shall be paid in full. The credit agreement provides for interest on outstanding borrowings at the bank’s base rate, as defined, payable monthly, or at rates 2% over the London Inter-Bank Offered Rate (LIBO rate) payable at the end of the applicable interest period

The Company had been party to a series of credit agreements with its former lender or its predecessors since 1983. The agreement, entered into in April 1995, provided for borrowings under a Master Note. Advances under the agreement, as amended, were limited to the borrowing base as defined in the agreement and re-determined by the lender on a semi-annual basis. Since the beginning of 2000, the borrowing base ranged from $20 million to $23.7 million. The credit agreement provided for interest on outstanding borrowings at the bank’s base rate, as defined, payable monthly, or at rates ranging from 1 1/2% to 2% over the London Inter-Bank Offered Rate (LIBO rate) depending upon the Company’s utilization of the available line of credit, payable at the end of the applicable interest period. This credit agreement was assigned to the Company’s primary lender effective December 2002.

The average interest rates paid on outstanding borrowings subject to interest at the bank’s base rate during 2003 and 2002 were 4.50%. During the same periods, the average rates paid on outstanding borrowings bearing interest based upon the LIBO rate were 3.84% and 3.59% . As of December 31, 2003 and 2002, the total outstanding borrowings were $27,280,000 and $24,500,000, respectively, with an additional $133,333 and $500,000 available. As of December 31, 2003 $24,280,000 of total bank debt was paying interest at LIBO rate option per the credit agreement.

As of September 2003 the credit agreement was amended to add FW as an additional borrower. As of December 31, 2003 the total outstanding balance owed by FW to the lender was $3,800,000 with no additional availability. FW’s oil and gas properties are pledged as security under the loan agreement as collateral for amounts due from FW to the lender. The Company’s proportionate share of amounts owed by FW to the lender are included in the consolidated financial statements. Total outstanding borrowings under the amended loan agreement as of December 31, 2003 were $28,800,000.

As of February 2004 the agreement was amended in conjunction with the semi-annual borrowing base determination. Pursuant to this amendment the borrowing base including the Term Loan was increased to $47,066,662 and the maturities were extended to March 31, 2007. Advances to FW and FW’s liability to the lender in accordance with this amendment are limited to $10,120,000.

The Company’s oil and gas properties as well as certain receivables and equipment are pledged as security under the loan agreement. The agreement requires the Company to maintain, as defined, a minimum current ratio, tangible net worth, debt coverage ratio and interest coverage ratio, and restrictions are placed on the payment of dividends and the amount of treasury stock the Company may purchase.

PRIMEENERGY CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS

6.	Commitments

Operating Leases:

The Company has several noncancelable operating leases, primarily for rental of office space, that have a term of more than one year.

Capital Leases:

The Company has two capital leases for office equipment in other long-term obligations. Future minimum lease payments under operating and capital leases are as follows:

	Operating	Capital
	Leases	Leases
2004	245,000	26,000
2005	336,000	11,000
2006	337,000	—
2007	189,000	—
Thereafter	370,000	—

Total minimum payments	$1,477,000	37,000

Less imputed interest		(1,000)

Present value of minimum Lease payments		$36,000

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

PrimeEnergy Corporation and each of its subsidiaries are borrowers under a credit agreement with the Company’s lender, as more fully described in Footnote 5. The pledge of properties owned by FW is limited to the amounts available to FW. The Company’s assets are pledged as security under that agreement to all outstanding borrowings including FW’s. The lender reviews the assets of FW in conjunction with the semi-annual borrowing base determinations and limits amounts available to FW to a level consistent with the ability of FW to repay such borrowings. The Company is liable to the extent that the assets of FW are not sufficient to satisfy FW’s obligations under the agreement. Based on the borrowing base determination as of February 2004 the maximum additional amount the Company would be committed to pay is $4,048,000.

The Company is subject to environmental laws and regulations. Management believes that future expenses, before recoveries from third parties, if any, will not have a material effect on the Company’s financial condition. This opinion is based on expenses incurred to date for remediation and compliance with laws and regulations which have not been material to the Company’s results of operations.

As a general partner, the Company is committed to offer to purchase the limited partners’ interest in certain of its managed Partnerships at various annual intervals. Under the terms of a partnership agreement, the Company is not obligated to purchase an amount greater than 10% of the total partnership interest outstanding. In addition, the Company will be obligated to purchase interests tendered by the limited partners only to the extent of one hundred fifty percent of the revenues received by it from such partnership in the previous year. Purchase prices are based upon annual reserve reports of independent petroleum engineering firms discounted by a risk factor. Based upon historical production rates and prices, management estimates that if all such offers were to be accepted, the maximum annual future purchase commitment would be approximately $500,000.

The Company owns approximately a 27% interest in a limited partnership which owns a shopping center in Alabama. The Company is a guarantor on a mortgage secured by the shopping center. The Company believes the cash flow from the center is sufficient to service the mortgage. The market value of the center is currently substantially higher than the balance owed on the mortgage. If the partnership were unable to pay its obligations under the mortgage agreement, the maximum amount the Company is committed to pay is $300,000.

PRIMEENERGY CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS,

8. Stock Options and Other Compensation

In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. At December 31, 2003 and 2002, options on 767,500 shares were outstanding and exercisable at prices ranging from $1.00 to $1.25.

On January 27, 1983, the Company adopted the 1983 Incentive Stock Option Plan. At December 31, 2000, options on 87,000 shares were exercisable at $1.50 per share. During July 2001, all outstanding options under this plan were exercised.

PEMC has a marketing agreement with its President to provide assistance and advice to PEMC in connection with the organization and marketing of oil and gas partnerships and joint ventures and other investment vehicles of which PEMC is to serve as general or managing partner. The Company had a similar agreement with its former Chairman. Although that agreement expired, the former Chairman was still entitled to receive certain payments relating to partnerships formed during the time the agreement was in effect. In October 2002, the President and the former Chairman sold and assigned all rights, title and interest related to certain Partnerships formed under these marketing agreements to the Company. The President is still entitled to a percentage of the Company’s carried interest depending on total capital raised and annual performance of other Partnerships and joint ventures.

9. Income Taxes

The components of the provision for income taxes for the years ended December 31, 2003, 2002 and 2001 are as follows:

	2003	2002	2001
Federal:
Current	$696,000	$95,000	$25,000
Deferred	1,460,000	216,000	1,500,000
State:
Current	171,000	104,000	13,000
Deferred	119,000	28,000	183,000

Total	$2,446,000	$443,000	$1,721,000

PRIMEENERGY CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

The components of net deferred tax assets (liabilities) are as follows:

	December 31,	December 31,
	2003	2002
Current assets:
Compensation and benefits	$196,000	$184,000
Allowance for doubtful accounts	178,000	125,000

	374,000	309,000

Noncurrent assets:
Depreciation	163,000	485,000
Due from related parties reserve	—	312,000
Percentage depletion carryforwards	—	297,000
Alternative minimum tax credits	393,000	1,040,000

	556,000	2,134,000

Noncurrent liabilities:
Basis differences relating to limited partnerships	1,351,000	1,211,000
Depletion	3,442,000	3,515,000

	4,793,000	4,726,000

Net deferred tax liabilities:	$3,863,000	$2,283,000

The total provision for income taxes for the years ended December 31, 2003, 2002 and 2001 varies from the federal statutory tax rate as a result of the following:

	December 31,	December 31,	December 31,
	2003	2002	2001
Expected tax expense	$2,770,000	$748,000	$2,426,000
State income tax, net of federal benefit	195,000	132,000	196,000
Credit for producing fuel from a non-conventional source	—	(134,000)	(299,000)
Percentage depletion	(400,000)	(303,000)	(602,000)
Other	(119,000)	—	—

Tax expense	$2,446,000	$443,000	$1,721,000

PRIMEENERGY CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

For many years prior to 2003, the company’s current taxes were lowered due to the utilization of federal net operating loss and percentage depletion carryforwards. With the filing of the 2002 federal income tax return, all of these carryforwards have either been used or expired.

In 2002 and prior tax years, the company was allowed a federal tax credit for producing fuel from a nonconventional source. This credit expired at the end of 2002. To the extent that the credit for producing fuel from a nonconventional source could not be utilized due to the alternative minimum tax, it became part of the Company’s alternative minimum tax credit, which may be carried forward indefinitely. The company expects to utilize approximately $553,000 of the alternative minimum tax credits when it files its return for 2003, and have a carry forward of $393,000 to the 2004 tax year. Due to the factors discussed above, it is possible that the Company’s current tax liabilities in the future will be significantly greater than in past years.

The primary reason that the Company’s federal tax expense for 2003 is well below the statutory rate is that the Company is allowed to deduct currently, rather than capitalize, intangible drilling costs as incurred. The current deduction of these costs, which are capitalized for financial accounting purposes, is also the primary reason for the increase in the Company’s deferred tax liability between 2002 and 2003.

10. Segment Information and Major Customers

The Company operates in one industry - oil and gas exploration, development, operation and servicing. The Company’s oil and gas activities are entirely in the United States.

The Company sells its oil and gas production to a number of purchasers. Listed below are the percent of the Company’s total oil and gas sales made to each of the customers whose purchases represented more than 10% of the Company’s oil and gas sales in the year 2003.

Oil Purchasers:		Gas Purchasers:
Texon Distributing L.P.	15.80%	Unimark LLC	21.68%
Plains All American Inc.	11.52%	El Paso Industrial Energy	10.60%

Although there are no long-term oil and gas purchasing agreements with these purchasers, the Company believes that they will continue to purchase its oil and gas products and, if not, could be replaced by other purchasers.

11. Related Party Transactions

PEMC acts as the managing general partner, providing administration, accounting and tax preparation services for the Partnerships. Certain directors have limited and general partnership interests in several of these Partnerships. As the managing general partner in each of the Partnerships, PEMC receives approximately 5% to 15% of the net revenues of each Partnership as a carried interest in the Partnerships’ properties. As more fully described in Note 7, the Company is committed to offer to repurchase the interests of the partners and trust unit holders in certain of the Partnerships. The Company purchased such interests in an amount totaling $695,673 in 2003, $1,203,500 in 2002 and $545,000 in 2001.

During 2003 the Company dissolved 20 of the 40 partnerships in which the Company owns General and Limited partnership interests. In conjunction with the liquidation of these partnerships the Company offset the Due from Affiliates account for its share of the remaining Partnerships’ assets and liabilities, net of the $800,000 previously reserved.

The Partnership agreements allow PEMC to receive management fees for various services to the Partnerships as well as a reimbursement for property acquisition and development costs incurred on behalf of the Partnerships and general and administrative overhead, which is reported in the statements of operations as administrative revenue.

Due to related parties at December 31, 2003 and 2002 primarily represents receipts collected by the Company as agent, from oil and gas sales net of expenses. The amount of such receipts due the affiliated Partnerships was $933,000 and $1,485,000 at December 31, 2003 and 2002, respectively. Receivables from related parties consist of reimbursable general and administrative costs, lease operating expenses and reimbursements for property acquisitions, development, and related costs.

PRIMEENERGY CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

Treasury stock purchases in 2003 and 2002 included shares acquired from related parties. Purchases from related parties include a total of 37,350 shares purchased for a total consideration of $398,838 in 2003, and 49,267 shares purchased for a total consideration of $394,000 in 2002.

12. Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents includes $1,479,000 and $750,000 at December 31, 2003 and 2002, respectively, of cash primarily pertaining to unclaimed royalty payments. There were corresponding accounts payable recorded at December 31, 2003 and 2002 for these liabilities.

13. Salary Deferral Plan

The Company maintains a salary deferral plan (the “Plan”) in accordance with Internal Revenue Code Section 401(k), as amended. The Plan provides for discretionary and matching contributions which approximated $259,000 and $261,000 in 2003 and 2002, respectively.

14. Earnings per Share

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:

	Year ended December 31, 2003
		Number of	Per share
	Net Income	Shares	Amount
Net income per common share	$5,702,000	3,664,627	1.56
Effect of dilutive securities:
Options		683,409

Diluted net income per common share	$5,702,000	4,348,036	1.31

PRIMEENERGY CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

14. Earnings per Share continued

	Year ended December 31, 2002
		Number of	Per share
	Net Income	Shares	Amount
Net income per common share	$1,757,000	3,738,753	$0.47
Effect of dilutive securities:
Options		666,839

Diluted net income per common share	$1,757,000	4,405,592	$0.40

	Year ended December 31, 2001
		Number of	Per share
	Net Income	Shares	Amount
Net income per common share	$5,413,000	3,882,721	$1.39
Effect of dilutive securities:
Options		709,384

Diluted net income per common share	$5,413,000	4,592,105	$1.18

15. Selected Quarterly Financial Information (Unaudited)

	December	Fourth	Third	Second	First
	31, 2003	Quarter	Quarter	Quarter	Quarter
Revenue	$48,428,000	$13,162,000	7,709,000	10,934,000	11,865,000
Operating income	8,047,000	1,900,000	2,041,000	1,681,000	2,425,000
Net income	5,702,000	1,045,000	1,765,000	1,067,000	1,826,000
Net income per common share	1.56	0.29	0.48	0.29	0.49
Diluted net income per common share	1.31	0.24	0.41	0.25	0.42

	December	Fourth	Third	Second	First
	31, 2002	Quarter	Quarter	Quarter	Quarter
Revenue	$35,934,000	$9,764,000	9,580,000	8,434,000	8,155,000
Operating income	2,168,000	752,000	795,000	593,000	85,000
Net income	1,757,000	585,000	642,000	475,000	70,000
Net income per common share	$0.47	$0.16	$0.17	$0.13	$0.02
Diluted net income per common share	$0.40	$0.13	$0.15	$0.11	$0.02

PRIMEENERGY CORPORATION and SUBSIDIARIES

SUPPLEMENTARY INFORMATION

(Unaudited)

PRIMEENERGY CORPORATION and SUBSIDIARIES

CAPITALIZED COSTS RELATING to OIL and GAS PRODUCING ACTIVITIES

December 31, 2003, 2002 and 2001

(Unaudited)

	2003	2002	2001
Developed oil and gas properties	$91,012,000	$74,319,000	$63,418,000
Undeveloped oil and gas properties	3,091,000	1,134,000	286,000

	94,103,000	75,453,000	63,704,000
Accumulated depreciation, depletion and valuation allowance	53,196,000	46,912,000	42,924,000

Net capitalized costs	$40,907,000	$28,541,000	$20,780,000

COSTS INCURRED in OIL and GAS PROPERTY ACQUISITION,
EXPLORATION and DEVELOPMENT ACTIVITIES

Years ended December 31, 2003, 2002 and 2001

(Unaudited)

	2003	2002	2001
Acquisition of Properties
Developed	$5,023,000	$1,668,000	$316,000
Undeveloped	873,000	848,000	164,000
Exploration Costs	519,000	894,000	509,000
Development Costs	12,294,000	8,385,000	5,661,000

See accompanying notes to supplementary information.

PRIMEENERGY CORPORATION and SUBSIDIARIES

STANDARDIZED MEASURE of DISCOUNTED FUTURE
NET CASH FLOWS RELATING to PROVED OIL and GAS RESERVES

Years ended December 31, 2003, 2002 and 2001

(Unaudited)

	2003	2002	2001
Future cash inflows	$302,876,000	$201,750,000	$102,916,000
Future production and development costs	(138,929,000)	(104,232,000)	(60,841,000)
Future income tax expenses	(47,696,000)	(24,230,000)	(7,930,000)

Future net cash flows	116,251,000	73,288,000	34,145,000
10% annual discount for estimated timing of cash flow	(42,999,000)	(30,512,000)	(13,179,000)

Standardized measure of discounted future net cash flows	$73,252,000	$42,776,000	$20,966,000

See accompanying notes to supplementary information.

PRIMEENERGY CORPORATION and SUBSIDIARIES

STANDARDIZED MEASURE of DISCOUNTED FUTURE
NET CASH FLOWS and CHANGES THEREIN RELATING
to PROVED OIL and GAS RESERVES

Years ended December 31, 2003, 2002 and 2001

(Unaudited)

The following are the principal sources of change in the standardized measure of discounted future net cash flows during 2003, 2002 and 2001:

	2003	2002	2001
Sales of oil and gas produced, net of production costs	$(17,072,000)	$(8,120,000)	$(11,915,000)
Net changes in prices and production costs	24,732,000	18,488,000	(92,118,000)
Extensions, discoveries and improved recovery	14,133,000	8,462,000	3,335,000
Revisions of previous quantity estimates	2,491,000	5,192,000	422,000
Reserves purchased, net of development costs	9,667,000	5,824,000	1,082,000
Net change in development costs	8,217,000	(311,000)	(594,000)
Accretion of discount	4,278,000	2,097,000	8,001,000
Net change in income taxes	(15,705,000)	(9,809,000)	33,127,000
Other	(265,000)	(13,000)	(384,000)

Net change	30,476,000	21,810,000	(59,044,000)
Standardized measure of discounted future net cash flow:
Beginning of year	42,776,000	20,966,000	80,010,000

End of year	$73,252,000	42,776,000	$20,966,000

See accompanying notes to supplementary information

PRIMEENERGY CORPORATION and SUBSIDIARIES

RESERVE QUANTITY INFORMATION

Years ended December 31, 2003, 2002 and 2001

(Unaudited)

	2003		2002		2001

	Gas	Oil	Gas	Oil	Gas	Oil
	(Mcf)	(bbls.)	(Mcf)	(bbls.)	(Mcf)	(bbls.)
Proved developed and undeveloped reserves:
Beginning of year	29,917,000	2,319,000	24,719,000	1,996,000	27,029,000	2,362,000
Extensions, discoveries and improved recovery	4,245,000	541,000	3,011,000	273,000	2,764,000	136,000
Revisions of previous estimates	263,000	171,000	2,798,000	198,000	(2,458,000)	(307,000)
Purchases	8,571,000	243,000	2,929,000	173,000	1,148,000	111,000
Production	(3,991,000)	(370,000)	(3,540,000)	(321,000)	(3,764,000)	(306,000)

End of year	39,005,000	2,905,000	29,917,000	2,319,000	24,719,000	1,996,000

Proved developed reserves	34,045,000	2,865,000	29,917,000	2,319,000	24,226,000	1,996,000

See accompanying notes to supplementary information

PRIMEENERGY CORPORATION and SUBSIDIARIES

RESULTS of OPERATIONS from OIL and GAS PRODUCING ACTIVITIES

Years ended December 31, 2003, 2002 and 2001

(Unaudited)

	2003	2002	2001
Revenue:
Oil and gas sales	$29,855,000	$18,330,000	$22,998,000

Costs and expenses:
Lease operating expense	12,783,000	10,210,000	11,083,000
Exploration costs	519,000	894,000	509,000
Depreciation and depletion	6,283,000	3,988,000	4,522,000
Write down of oil and gas properties	—	—	753,000
Income tax expense	2,446,000	443,000	1,721,000

	22,031,000	15,535,000	18,588,000

Results of operations from producing activities	$7,824,000	$2,735,000	$4,410,000
(excluding corporate overhead and interest costs)

See accompanying notes to supplementary information

PRIMEENERGY CORPORATION and SUBSIDIARIES

NOTES to SUPPLEMENTARY INFORMATION

(Unaudited)

1.	Presentation of Reserve Disclosure Information

Reserve disclosure information is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 69 (“SFAS 69”), “Disclosures About Oil and Gas Producing Activities”.

2.	Determination of Proved Reserves

The estimates of the Company’s proved reserves were determined by an independent petroleum engineer in accordance with the provisions of SFAS 69. The estimates of proved reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development and other factors. Estimated future net revenues were computed by reserves, less estimated future development and production costs based on current costs.

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