Form 10-Q
period 2004-03-31
PRIMEENERGY CORP
filed 2004-05-14
CIK 56868

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________

FORM 10-Q

/X/ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/   No  / /

Indicate by check mark whether the registrant is an accelerated filer ( as defined in Rule 12b-2 of the Exchange Acts). Yes ___ NO /X/
The number of shares outstanding of each class of the Registrant's Common Stock as of May 11, 2004 was: Common Stock, $0.10 par value, 3,589,664 shares.

PrimeEnergy Corporation

Index to Form 10-Q

March 31, 2004

Part I - Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets - March 31, 2004 and
December 31, 2003	3 - 4

Consolidated Statements of Operations for the three months
ended March 31, 2004 and 2003	5

Consolidated Statement of Stockholders' Equity for the
three months ended March 31, 2004	6

Consolidated Statements of Cash Flows for the three months
ended March 31, 2004 and 2003	7

Notes to Consolidated Financial Statements	8 - 17

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	18-22

Item 3. Quantitative and Qualitative Disclosures About
Market Risk	22

Item 4. Controls and Procedures	22

Part II - Other Information

Item 1. Legal Proceedings	23
Item 2. Changes in Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	23
Item 4. Submission of Matters to a Vote of Security Holders	23
Item 5. Other Information	23
Item 6. Exhibits And Reports On Form 8-K	23

Signatures	24

PrimeEnergy Corporation Consolidated Balance Sheets March 31, 2004 and December 31, 2003
	March 31, 2004 (Unaudited)	December 31 2003 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$6,121,000	$3,891,000
Restricted cash and cash equivalents	1,483,000	1,479,000
Accounts receivable	7,597,000	7,108,000
Due from related parties	209,000	209,000
Prepaid Expenses	443,000	336,000
Other current assets	250,000	297,000
Deferred income taxes	374,000	374,000
	-----------------	------------------
Total current assets	16,477,000	13,694,000
	-----------------	------------------

Property and equipment, at cost
Oil and gas properties (successful efforts method), net	40,339,000	40,907,000
Furniture, fixtures and equipment, net	3,451,000	3,425,000
	-----------------	------------------
Net property and equipment	43,790,000	44,332,000
	-----------------	------------------

Other assets	220,000	229,000
	-----------------	------------------
Total assets	$60,487,000	$58,255,000
	==========	===========

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation Consolidated Balance Sheets March 31, 2004 and December 31, 2003
	March 31, 2004 (Unaudited)	December 31, 2003 (Audited)

LIABILITIES and STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$9,434,000	$8,528,000
Current portion of other long-term obligations	24,000	692,000
Accrued liabilities:
Payroll, benefits,interest and other	3,234,000	3,504,000
Due to related parties	873,000	933,000
	----------------	------------------
Total current liabilities	13,565,000	13,657,000

Long-term bank debt	28,080,000	26,613,000
Other long-term obligations	7,000	12,000
Asset retirement obligation	300,000	300,000
Deferred income taxes	4,237,000	4,237,000
	----------------	------------------
Total liabilities	46,189,000	44,819,000
	----------------	------------------
Stockholders' equity:
Preferred stock, $.10 par value,
authorized 5,000,000 shares, none issued	--	--
Common stock, $.10 par value, authorized
10,000,000 shares; issued 7,694,970 in 2003 and 2002	769,000	769,000
Paid in capital	11,024,000	11,024,000
Retained earnings	16,532,000	15,378,000
	----------------	------------------
	28,325,000	27,171,000
Treasury stock, at cost,4,084,898 common shares
at 2004 and 4,065,768 common shares at 2003	(14,027,000)	(13,735,000)
	----------------	------------------
Total stockholders' equity	14,298,000	13,436,000
	----------------	----------------
Total liabilities and equity	$60,487,000	$58,255,000
	===========	===========

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation Consolidated Statements of Operations Three Months Ended March 31, 2004 and 2003 (Unaudited)
	2004	2003
Revenue:
Oil and gas sales	$9,182,000	$7,256,000
District operating income	4,162,000	4,105,000
Administrative revenue	355,000	368,000
Reporting and management fees	44,000	61,000
Gains on derivative instruments, net	--	28,000
Interest and other income	28,000	47,000
	----------------	----------------
Total revenue	13,771,000	11,865,000
	----------------	----------------
Costs and expenses:
Lease operating expense	3,039,000	2,793,000
District operating expense	3,633,000	3,591,000
Depreciation and depletion of oil and gas properties	2,231,000	1,298,000
General and administrative expense	1,323,000	1,362,000
Exploration costs	1,687,000	152,000
Interest expense	224,000	244,000
	----------------	----------------
Total costs and expenses	12,137,000	9,440,000
	----------------	----------------
Income from operations	1,634,000	2,425,000
Gain on sale and exchange of assets	15,000	16,000
	----------------	----------------
Net income before income taxes	1,649,000	2,441,000

Provision for income taxes	495,000	615,000
	----------------	----------------
Net income	$1,154,000	$1,826,000
	==========	==========

Basic income per common share	$0.32	$0.49

Diluted income per common share	$0.27	$0.42

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Consolidated Statement of Stockholders' Equity

Three Months Ended March 31, 2004

(unaudited)

	Common Stock		Paid In	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total

Balance at December 31, 2003	7,694,970	$ 769,000	11,024,000	15,378,000	(13,735,000)	$ 13,436,000
Purchased 19,130 shares of
common stock					(292,000)	(292,000)
Net income				1,154,000		1,154,000
	-----------	----------	-------------	-------------	--------------	---------------
Balance at March 31, 2004	7,694,970	$ 769,000	11,024,000	16,532,000	(14,024,000)	$ 14,298,000
	=======	======	========	=========	=========	=========

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation Consolidated Statements of Cash Flows Three Months Ended March 31, 2004 and 2003 (Unaudited)
	2004	2003
Cash flows from operating activities:
Net income	$1,154,000	$1,826,000
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, depletion and amortization	2,528,000	1,616,000
Dry hole and abandonment costs	1,687,000	152,000
Gain on sale of properties	(15,000)	(16,000)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(490,000)	(1,835,000)
(Increase) decrease in due from related parties	--	(166,000)
Decrease in other assets	57,000	30,000
(Increase)Decrease in prepaid expenses	(107,000)	83,000
Increase(Decrease) in accounts payable	902,000	(477,000)
Increase in accrued liabilities	(270,000)	504,000
(Decrease) in due to related parties	(60,000)	(750,000)
Increase in deferred taxes	--	436,000
	------------	----------------
Net cash provided by operating activities:	5,386,000	1,403,000
	------------	----------------
Cash flows from investing activities:
Capital expenditures, including dry hole costs	(3,673,000)	(1,469,000)
Proceeds from sale of property and equipment	15,000	16,000
	------------	----------------
Net cash used in investing activities	(3,658,000)	(1,453,000)
	------------	----------------
Cash flows from financing activities:
Purchase of treasury stock	(292,000)	(27,000)
Increase in long-term bank debt and other long-term obligations	9,330,000	3,925,000
Repayment of long-term bank debt and other long-term obligations	(8,536,000)	(4,125,000)
	----------------	----------------
Net cash provided by(used in) financing activities	502,000	(227,000)
	------------	----------------
Net increase (decrease) in cash and cash equivalents	2,230,000	(277,000)

Cash and cash equivalents at the beginning of the period	3,891,000	1,886,000
	------------	----------------
Cash and cash equivalents at the end of the period	$6,121,000	$1,609,000
	========	===========

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

March 31, 2004

(1) Description of Operations and Significant Accounting Policies:

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

PrimeEnergy Management Corporation ("PEMC"), a wholly-owned subsidiary, acts as the managing general partner, providing administration, accounting and tax preparation services for 18 private and publicly-held limited partnerships and 2 trusts (collectively, the "Partnerships"). PEC owns Eastern Oil Well Service Company ("EOWSC"), EOWS Midland Company("EMID") and Southwest Oilfield Construction Company ("SOCC"), all of which perform oil and gas field servicing. PEC also owns Prime Operating Company ("POC"), which serves as operator for most of the producing oil and gas properties owned by the Company and affiliated entities. Field service revenues and the administrative overhead fees earned as operator are reported as 'District operating income' on the consolidated statement of operations. During 2003 PEC acquired a sixty percent interest in F-W Oil Exploration LLC, ("FW"), which owns and operates properties in the Gulf of Mexico. PrimeEnergy Corporation and its subsidiaries are herein referred to as the "Company."

The markets for the Company's products are highly competitive, as oil and gas are commodity products and prices depend upon numerous factors beyond the control of the Company, such as economic, political and regulatory developments and competition from alternative energy sources.

Basis of Presentation:

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

March 31, 2004

Principles of Consolidation:

The consolidated financial statements include the accounts of PrimeEnergy Corporation, its subsidiaries and the Partnerships, using the proportionate consolidation method, whereby the Company's proportionate share of each entity's assets, liabilities, revenue and expenses are included in the appropriate classifications in the consolidated financial statements. Inter-company balances and transactions are eliminated in preparing the consolidated financial statements.

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

Property and Equipment

The Company follows the "successful efforts" method of accounting for its oil and gas properties. Under the successful efforts method, costs of acquiring undeveloped oil and gas leasehold acreage, including lease bonuses, broker fees and other related costs are capitalized. Provisions for impairment of undeveloped oil and gas leases are based on periodic evaluations. Annual lease rentals and exploration expenses, including geological and geophysical expenses and exploratory dry hole costs, are charged against income as incurred. Costs of drilling and equipping productive wells, including development dry holes and related production facilities, are capitalized. Costs incurred by the Company related to the exploration, development and acquisition of oil and gas properties on behalf of the Partnerships or joint ventures are deferred and charged to the related entity upon the completion of the acquisition.

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

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

March 31, 2004

Asset Retirement Obligation:

Effective January 1, 2003, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations. The Company's asset retirement obligation primarily represents the estimated present value of the amount the Company will incur to plug, abandon and remediate the Company's producing properties (including removal of its offshore platforms) at the end of their productive lives, in accordance with applicable federal and state laws. The Company determined its asset retirement obligation by calculating the present value of estimated cash flows related to the liability. The retirement obligation is recorded as a liability at its estimated present value as of the asset's inception, with an offsetting increase to producing properties. Periodic accretion of discount of the estimated liability is recorded as an expense in the income statement.

The Company's liability is determined using significant assumptions, including current estimates of plugging and abandonment costs, annual inflation of these costs, the productive life of wells and our risk-adjusted interest rate. Changes in any of these assumptions can result in significant revisions to the estimated asset retirement obligation. Revisions to the asset retirement obligation are recorded with an offsetting change to producing properties, resulting in prospective changes to depreciation, depletion and amortization expense and accretion of discount. Because of the subjectivity of assumptions and the relatively long life of most of our wells, the costs to ultimately retire our wells may vary significantly from previous estimates.

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

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

March 31, 2004

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

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

March 31, 2004

Recently Issued Accounting Standards:

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

Recently Issued Accounting Pronouncements

An issue, EITF Issue 04-2, had arisen for companies engaged in oil and gas exploration and production regarding the application of SFAS No. 141and SFAS No. 142 as they relate to mineral rights held under lease or other contractual arrangements, and as to whether costs associated with these rights should be classified as intangible assets on the balance sheet, apart from other capitalized oil and gas property costs, and to provide specific footnote disclosure. In March 2004, the Emerging Issues Task Force of the FASB reached a consensus that mineral rights are tangible assets. In April 2004, the FASB ratified the EITF's consensus by issuing FASB Staff Position (FSP) 141-1 and 142-1, which amend SFAS No. 141 and SFAS No. 142 to address the inconsistency between the EITF consensus on EITF Issue No. 04-02 and SFAS No. 141 and SFAS No. 142. The FSP is effective for reporting periods beginning after April 29, 2004 and defines mineral rights as tangible assets. These staff positions will have no impact on our consolidated financial statements.

(2) Significant Acquisitions and Dispositions

As more fully described in Note 7, the Company is committed to offer to repurchase the interests of the partners and trust unit holders in certain of the Partnerships. The Company purchased such interests in an amount totaling $10,926 for the quarter ending March 31, 2004 and $695,673 for the year ending December 31, 2003. The Company's proportionate share of assets, liabilities and results of operations related to the interests in the Partnerships are included in the consolidated financial statements.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

March 31, 2004

(2) Significant Acquisitions and Dispositions continued

F-W Oil Exploration L.L.C. Acquisition:

Effective August 15, 2003 the Company acquired a sixty percent interest in F-W Oil Exploration L.L.C., a licensed Gulf of Mexico operator for a cost of $4,000,000. As of that date FW had approximately 80,000 net acres to develop and a 12.5% working interest in two producing blocks in the Gulf of Mexico. The Company's proportionate share of FW's assets, liabilities and results of operations for the effective period are included in the consolidated financial statements.

(3) Restricted Cash and Cash Equivalents:

Restricted cash and cash equivalents includes $1,483,000 and $1,479,000 at March 31, 2004 and December 31, 2003, respectively, of cash primarily pertaining to undistributed royalty payments. There were corresponding accounts payable recorded at March 31, 2004 and December 31, 2003 for these liabilities.

(4) Additional Balance Sheet Information

Certain balance sheet amounts are comprised of the following:

	March 31,	December 31,
	2004	2003
Accounts Receivable:
Joint Interest Billing	$1,117,000	$1,174,000
Trade Receivables	1,887,000	1,607,000
Oil and Gas Sales	4,267,000	3,878,000
Other	783,000	906,000
	---------------	----------------
	$8,054,000	$7,565,000
Less, Allowance for doubtful accounts	(457,000)	(457,000)
	--------------	----------------
	$7,597,000	$7,108,000
	=========	=========

Other Current Assets:
Field service inventory	$250,000	$278,000
Other	--	19,000
	----------------	----------------
Total	$250,000	$297,000
	=========	=========

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

March 31, 2004

(5) Property and Equipment:

Property and equipment at March 31, 2004 and December 31, 2002 consisted of the following:

	March 31,	December 31,
	2004	2003
	(unaudited)	(audited)
Proved oil and gas properties at cost	$91,085,000	$91,012,000
Unproved oil and gas properties at cost	4,681,000	3,091,000
Less, accumulated depletion
and depreciation	(55,427,000)	(53,196,000)
	----------------	----------------
	$40,339,000	$40,907,000

Furniture, fixtures and equipment	9,610,000	9,389,000
Less, accumulated depreciation	(6,159,000)	(5,964,000)
	----------------	----------------
	$3,451,000	$3,425,000
	----------------	----------------
Total net property and equipment	$43,790,000	$44,332,000
	==========	==========

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

As of September 2003 the credit agreement was amended to add FW as an additional borrower. As of February 2004 the agreement was amended in conjunction with the semi-annual borrowing base determination. Pursuant to this amendment the borrowing base, including the Term Loan, was increased to $47,066,662 and the maturities were extended to March 31, 2007. Advances to FW and FW's liability to the lender in accordance with this amendment are limited to $10,120,000. The Company's oil and gas properties as well as certain receivables and equipment are pledged as security under the loan agreement. The agreement requires the Company to maintain, as defined, a minimum current ratio, tangible net worth, debt coverage ratio and interest coverage ratio, and restrictions are placed on the payment of dividends and the amount of treasury stock the Company may purchase.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

March 31, 2004

(6) Long-Term Bank Debt: continued

The combined average interest rates paid on outstanding borrowings subject to interest at the bank's base rate and on outstanding borrowings bearing interest based upon the LIBO rate were 3.20% during the first quarter of 2004 as compared to 3.83% during the same period of 2003. As of March 31, 2004 the weighted average for the company including FW was 3.16% As of March 31, 2004 and December 31, 2003, the total outstanding borrowings were $28,080,000 and $27,280,000, respectively with an additional $14,379,995 and $133,333 available. FW available bank borrowings as of March 31, 2004 was $820,000. As of March 31, 2004 all bank debt was considered long term due to re-determination of borrowing base and maturity dates in February of 2004.

(7) Other Long-Term Obligations and Commitments:

Operating Leases:

The Company has several non-cancelable operating leases, primarily for rental of office space, that have a term of more than one year.

Capital Leases:

The Company has two capital leases for office equipment.. Future minimum lease payments as of March 31, 2003 under operating and capital leases are as follows:

	Operating Leases	Capital Leases

2004	300,000	21,000
2005	349,000	11,000
2006	344,000	--
2007	195,000	--
Thereafter	203,000	--
	-----------------	-------------
Total minimum payments	$1,391,000	32,000
	==========
Less imputed interest		(1,000)
		-------------
Present value of minimum
Lease payments		$31,000
		========
Current portion of other long-term obligations		$24,000
		========
Other Long term obligations		$7,000
		========

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

March 31, 2004

(8) Contingent Liabilities:

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

PrimeEnergy Corporation and each of its subsidiaries are borrowers under a credit agreement with the Company's lender, as more fully described in Footnote 5. The pledge of properties owned by FW is limited to the amounts available to FW. The Company's assets are pledged as security under that agreement to all outstanding borrowings including FW's. The lender reviews the assets of FW in conjunction with the semi-annual borrowing base determinations and limits amounts available to FW to a level consistent with the ability of FW to repay such borrowings. The Company is liable to the extent that the assets of FW are not sufficient to satisfy FW's obligations under the agreement. Based on the borrowing base determination as of February 2004 the maximum additional amount the Company would be committed to pay is $4,048,000.

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

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

March 31, 2004

(8) Contingent Liabilities continued:

The Company owns approximately a 27% interest in a limited partnership which owns a shopping center in Alabama. The Company is a guarantor on a mortgage secured by the shopping center. The Company believes the cash flow from the center is sufficient to service the mortgage. The market value of the center is currently substantially higher than the balance owed on the mortgage. If the partnership were unable to pay its obligations under the mortgage agreement, the maximum amount the Company is committed to pay is $275,000.

(9) Stock Options and Other Compensation:

In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. At March 31, 2003 and 2002, options on 767,500 were outstanding and exercisable at prices ranging from $1.00 to $1.25.

PEMC has a marketing agreement with its current President to provide assistance and advice to PEMC in connection with the organization and marketing of oil and gas partnerships and joint ventures and other investment vehicles of which PEMC is to serve as general or managing partner. The President is still entitled to a percentage of the Company's carried interest depending on total capital raised and annual performance of some of the remaining Partnerships and joint ventures.

(10) Related Party Transactions:

PEMC acts as the managing general partner, providing administration, accounting and tax preparation services for the Partnerships. Certain directors have limited and general partnership interests in several of these Partnerships. As the managing general partner in each of the Partnerships, PEMC receives approximately 5% to 15% of the net revenues of each Partnership as a carried interest in the Partnerships' properties. As more fully described in Note 7, the Company is committed to offer to repurchase the interests of the partners and trust unit holders in certain of the Partnerships. The Company purchased such interests in an amount totaling $ 10,967 in first quarter of 2004 and $695,673 in year ending December 31,2003.

During 2003 the Company dissolved 20 of the 40 partnerships in which the Company owns General and Limited partnership interests. In conjunction with the liquidation of these partnerships the Company offset the Due from Affiliates account for its share of the remaining Partnerships' assets and liabilities, net of the $800,000 previously reserved.

The Partnership agreements allow PEMC to receive management fees for various services to the Partnerships as well as a reimbursement for property acquisition and development costs incurred on behalf of the Partnerships and general and administrative overhead, which is reported in the statements of operations as administrative revenue.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

March 31, 2004

(10) Related Party Transactions continued:

Due to related parties at March 31, 2004 and December 31, 2004 primarily represents receipts collected by the Company as agent, from oil and gas sales net of expenses. The amount of such receipts due the affiliated Partnerships was $870,000 and $933,000 respectively. Receivables from related parties consist of reimbursable general and administrative costs, lease operating expenses and reimbursements for property acquisitions, development, and related costs.

Treasury stock purchases as of March 31, 2004 and for the year ending December 31, 2003 included shares acquired from related parties. Purchases from related parties include a total of 37,350 shares purchased for a total consideration of $398,838 in 2003, and 10,000 shares purchased for a total consideration of $156,100 in first quarter 2004.

(11) Income Per Share:

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:

	Three Months Ended			Three Months Ended
	March 31, 2004			March 31, 2003

	Net Income	Number of	Per Share	Net	Number of	Per Share
		Shares	Amount	Income	Shares	Amount
Net income per
common share	$1,154,000	3,620,185	0.32	$1,826,000	3,712,644	0.49
Effect of dilutive
securities:
Options		713,500			669,307
	-----------	-------------	--------	-----------	-------------	--------
Diluted net income
per common share	$1,154,000	4,333,685	0.27	$1,826,000	4,381,951	0.42
	=========	=========	=====	=========	=========	=====

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the financial statements of the Company and notes thereto. The Company's subsidiaries are defined in Note 1 of the financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow provided by operations for the quarter ended March 31, 2004 increased by $3,983,000, compared to the prior year, primarily due to a increased oil and gas production combined with changes in our working capital accounts. We expect sufficient cash flow to be provided by operations during the remaining quarters of 2004 because of higher projected production from new properties, combined with oil and gas prices consistent with 2003 and steady operating, general and administrative, interest and financing costs.

Excluding the effects of significant unforeseen expenses or other income, our cash flow from operations fluctuates primarily because of variations in oil and gas production and prices or changes in working capital accounts. Our oil and gas production will vary based on actual well performance but may be curtailed due to factors beyond our control. Hurricanes in the Gulf of Mexico may shut down our production for the duration of the storm's presence in the Gulf or damage production facilities so that we cannot produce from a particular property for an extended amount of time. In addition, downstream activities on major pipelines in the Gulf of Mexico can also cause us to shut-in production for various lengths of time.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Effective February 2004, we agreed with our lenders to increase the borrowing base from $28,999,996 to $47,066,662 and to extend the maturity of the loan facility from March 2005 to March 2007. As of December 31, 2003, $28,800,000 was borrowed under the facility. The banks review the borrowing base semi-annually and, at their discretion, may decrease or propose an increase to the borrowing base relative to a re-determined estimate of proved oil and gas reserves. Our oil and gas properties are pledged as collateral for the line of credit and we are subject to certain financial covenants defined in the agreement. We are currently in compliance with these financial covenants. If we do not comply with these covenants on a continuing basis, the lenders have the right to refuse to advance additional funds under the facility and/or declare all principal and interest immediately due and payable.

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

RESULTS OF OPERATIONS

The Company had net income of $1,154,000 for the three months ended March 31, 2004 as compared to net income of $1,826,000 in the first three months of 2003.

Oil and gas sales of $9,182,000 for the first three months of 2004 represented a 26.54% increase in sales compared to the first three months of 2003. The table below summarizes production, prices and revenue for the periods under discussion.

	Three Months Ended
	March 31,
	-------------------------------------------------------
			Increase /
	2004	2003	(Decrease)

Barrels of Oil Produced	97,000	86,408	10,592
Average Price Received	$32.85	$31.31	$1.54
	---------------	---------------	--------------
Oil Revenue	$ 3,186,000	$ 2,705,000	$ 481,000
	---------------	---------------	--------------
Mcf of Gas Produced	1,186,000	808,430	377,570
Average Price Received	$5.06	$5.63	$(0.57)
	---------------	---------------	--------------
Gas Revenue	$ 5,996,000	$ 4,551,000	$ 1,445,000
	---------------	---------------	--------------
Total Oil & Gas Revenue	$ 9,182,000	$ 7,256,000	$ 1,926,000
	=========	=========	=========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Changes in production are due to production from properties added during 2003 and the first quarter of 2004, offset by the natural decline of existing properties.

Lease operating expense for the first three months of 2004 increased by 8.8%, or $246,000, compared to the first three months of 2003 due to production tax expense and the lease operating expenses of new properties.

General and administrative expenses remained flat, in the first quarter of 2004 as compared to the first quarter of 2003. The additional costs of $241,000, related to FW were offset by reduced administrative expenses in the Connecticut Office.

District operating income and expenses also remained flat in comparison to the prior year reflecting the consistent utilization of our field service equipment.

Depreciation and depletion of oil and gas properties increased by $933,000 for the three months ended March 31, 2004 as compared to the same period in the previous year. This increase is related to the additional cost basis of producing properties added during 2003 and the first quarter of 2004.

Exploration costs of $1,687,000 in the first quarter of 2004 were incurred in the drilling of two dry holes, one located in the Gulf of Mexico and one in Clay County, West Virginia . Exploration costs of $152,000 in the first three months of 2003 were attributable to dry hole costs of an unsuccessful well in Harris County, Texas.

Tax expense decreased by $120,000 for the first three months of 2004 as compared to the first three months of 2003, reflecting the decreased net income in 2004.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk on its line of credit, which has variable rates based upon the lenders base rate, as defined, and the London Inter-Bank Offered rate. Based on the weighted average balances outstanding during the first quarter 2004, a hypothetical 2% increase in the applicable interest rates would have increased interest expense for the three months ended March 31, 2004 by approximately $125,000.

Oil and gas prices have historically been extremely volatile, and have been particularly so in recent years. The Company did not enter into significant hedging transactions during the first quarter of 2004 and had no open hedging transactions at March 31, 2004 or December 31, 2003. Declines in domestic oil and gas prices could have a material adverse effect on the Company's revenues, operating results, estimates of economically recoverable reserves and the net revenue therefrom.

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

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2004, the Company purchased the following shares of common stock as treasury shares.

2004 Month	Number of Shares	Average Price Paid per share	Maximum Number of Shares that May Yet Be Purchsed Under The Plan (1)
January	---	----	478,271
February	15,630	$ 15.39	462,641
March	3,500	$ 14.56	459,141
	-----------	-----------
Total	19,130	$15.24
	======	======

(1) In December 1993, we announced that our board of directors authorized a stock repurchase program whereby we may purchase outstanding shares of our common stock from time-to-time, in open market transactions or negotiated sales. A total of 2,400,000 shares have been authorized, to date, under this program. Through March 2004 we repurchased a total of 1,940,859 shares under this program for $10,747,631 at an average price of $5.54 per share. Additional purchases of shares may occur as market conditions warrant. We expect future purchases will be funded with internally generated cash flow or from working capital.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the period covered in this report.

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS AND REPORTS ON FORM 8K

No reports on form 8K were filed by the Company during the three months ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PrimeEnergy Corporation
(Registrant)

May 14, 2004	/s/ Charles E. Drimal, Jr.
(Date)	------------------------------
Charles E. Drimal, Jr.
President
Principal Executive Officer

May 14, 2004	/s/ Beverly A. Cummings
(Date)	-------------------------------
Beverly A. Cummings
Executive Vice President
Principal Financial and Accounting Officer