Form 10-Q
period 2004-06-30
PRIMEENERGY CORP
filed 2004-08-13
CIK 56868

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________

FORM 10-Q

/X/ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/   No  / /

Indicate by check mark whether the registrant is an accelerated filer ( as defined in Rule 12b-2 of the Exchange Acts). Yes ___ NO /X/
The number of shares outstanding of each class of the Registrant's Common Stock as of August 12, 2004 was: Common Stock, $0.10 par value, 3,544,410 shares.

PrimeEnergy Corporation

Index to Form 10-Q

June 30, 2004

Part I - Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets - June 30, 2004 and
December 31, 2003	3 - 4

Consolidated Statements of Operations for the six and three months
ended June 30, 2004 and 2003	5-6

Consolidated Statement of Stockholders' Equity for the six months
ended June 30, 2004 and 2003	7

Consolidated Statements of Cash Flows for the six months
ended June 30, 2004 and 2003	8

Notes to Consolidated Financial Statements	9-19

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	20-23

Item 3. Quantitative and Qualitative Disclosures About
Market Risk	23

Item 4. Controls and Procedures	22

Part II - Other Information

Item 1. Legal Proceedings	24
Item 2. Changes in Securities and Use of Proceeds	24
Item 3. Defaults Upon Senior Securities	25
Item 4. Submission of Matters to a Vote of Security Holders	25
Item 5. Other Information	25
Item 6. Exhibits And Reports On Form 8-K	25

Signatures	26

PrimeEnergy Corporation Consolidated Balance Sheets June 30, 2004 and December 31, 2003
	June 30, 2004 (Unaudited)	December 31 2003 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$7,266,000	$3,891,000
Restricted cash and cash equivalents	1,487,000	1,479,000
Accounts receivable	9,171,000	7,108,000
Due from related parties	209,000	209,000
Prepaid Expenses	655,000	336,000
Other current assets	184,000	297,000
Deferred income taxes	320,000	374,000
	-----------------	------------------
Total current assets	19,292,000	13,694,000
	-----------------	------------------

Property and equipment, at cost
Oil and gas properties (successful efforts method), net	45,441,000	40,907,000
Furniture, fixtures and equipment, net	3,443,000	3,425,000
	-----------------	------------------
Net property and equipment	48,884,000	44,332,000
	-----------------	------------------

Other assets	221,000	229,000
	-----------------	------------------
Total assets	$68,397,000	$58,255,000
	==========	===========

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation Consolidated Balance Sheets June 30, 2004 and December 31, 2003
	June 30, 2004 (Unaudited)	December 31, 2003 (Audited)

LIABILITIES and STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$9,277,000	$8,528,000
Current portion of other long-term obligations	22,000	692,000
Accrued liabilities:
Payroll, benefits, interest and other	3,167,000	3,504,000
Due to related parties	642,000	933,000
	----------------	------------------
Total current liabilities	13,108,000	13,657,000

Long-term bank debt	34,147,000	26,613,000
Other long-term obligations	3,000	12,000
Asset retirement obligation	300,000	300,000
Deferred income taxes	5,835,000	4,237,000
	----------------	------------------
Total liabilities	53,393,000	44,819,000
	----------------	------------------
Stockholders' equity:
Preferred stock, $.10 par value,
authorized 5,000,000 shares, none issued	--	--
Common stock, $.10 par value, authorized
10,000,000 shares; issued 7,694,970 in 2004 and 2003	769,000	769,000
Paid in capital	11,024,000	11,024,000
Retained earnings	17,764,000	15,378,000
	----------------	------------------
	29,557,000	27,171,000
Treasury stock, at cost, 4,114,558 common shares
at 2004 and 4,065,768 common shares at 2003	(14,553,000)	(13,735,000)
	----------------	------------------
Total stockholders' equity	15,004,000	13,436,000
	----------------	----------------
Total liabilities and equity	$68,397,000	$58,255,000
	===========	===========

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation Consolidated Statements of Operations Six Months Ended June 30, 2004 and 2003 (Unaudited)
	2004	2003
Revenue:
Oil and gas sales	$19,684,000	$13,438,000
District operating income	8,503,000	8,377,000
Administrative revenue	844,000	856,000
Gains on derivative instruments, net	---	---
Interest and other income	170,000	128,000
	----------------	----------------
Total revenue	29,201,000	22,799,000
	----------------	----------------
Costs and expenses:
Lease operating expense	7,030,000	5,512,000
District operating expense	7,015,000	7,266,000
Depreciation and depletion of oil and gas properties	4,988,000	2,718,000
General and administrative expense	2,868,000	2,427,000
Exploration costs	3,203,000	317,000
Interest expense	489,000	454,000
	----------------	----------------
Total costs and expenses	25,593,000	18,694,000
	----------------	----------------
Income from operations	3,608,000	4,105,000
Gain on sale and exchange of assets	63,000	21,000
	----------------	----------------
Net income before income taxes	3,671,000	4,126,000

Provision for income taxes	1,285,000	1,234,000
	----------------	----------------
Net income	$2,386,000	$2,892,000
	==========	==========

Basic income per common share	$0.66	$0.79

Diluted income per common share	$0.55	$0.66

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation Consolidated Statements of Operations Three Months Ended June 30, 2004 and 2003 (Unaudited)
	2004	2003

Revenue:
Oil and gas sales	$10,502,000	$6,182,000
District operating income	4,341,000	4,272,000
Administrative revenue	445,000	425,000
Gains-(Losses) on derivative instruments, net	---	(28,000)
Interest and other income	142,000	83,000
	--------------	--------------
Total revenue	15,430,000	10,934,000
	--------------	--------------
Costs and expenses:
Lease operating expense	3,991,000	2,719,000
District operating expense	3,382,000	3,675,000
Depreciation and depletion of oil and gas properties	2,757,000	1,420,000
General and administrative expense	1,545,000	1,064,000
Exploration costs	1,516,000	165,000
Interest expense	265,000	210,000
	--------------	--------------
Total costs and expenses	13,456,000	9,253,000
	--------------	--------------
Income from operations	1,974,000	1,681,000
Gain on sale and exchange of assets	48,000	5,000
	--------------	--------------
Net income before income taxes	2,022,000	1,686,000

Provision for income taxes	790,000	619,000
	--------------	--------------
Net income	$1,232,000	$1,067,000
	=========	=========

Basic income per common share	$0.34	$0.29

Diluted income per common share	$0.29	$0.25

See notes to consolidated financial statements.

PrimeEnergy Corporation

Consolidated Statement of Stockholders' Equity

Six Months Ended June 30, 2004

(unaudited)

	Common Stock		Paid In	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total

Balance at December 31, 2003	7,694,970	$ 769,000	11,024,000	15,378,000	(13,735,000)	$ 13,436,000
Purchased 48,790 shares of
common stock					(818,000)	(818,000)
Net income				2,386,000		2,386,000
	-----------	----------	-------------	-------------	--------------	---------------
Balance at June 30, 2004	7,694,970	$ 769,000	11,024,000	17,764,000	(14,553,000)	$ 15,004,000
	=======	======	========	=========	=========	=========

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation Consolidated Statements of Cash Flows Six Months Ended June 30, 2004 and 2003 (Unaudited)
	2004	2003
Cash flows from operating activities:
Net income	$2,386,000	$2,892,000
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, depletion and amortization	5,598,000	3,339,000
Dry hole and abandonment costs	3,203,000	317,000
Gain on sale of properties	(63,000)	(21,000)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(2,063,000)	(2,937,000)
(Increase) decrease in due from related parties	---	1,103,000
Decrease in other assets	120,000	56,000
(Increase)Decrease in prepaid expenses	(319,000)	(129,000)
Increase(Decrease) in accounts payable	742,000	169,000
Increase in accrued liabilities	(337,000)	1,086,000
(Decrease) in due to related parties	(291,000)	(827,000)
Increase in deferred taxes	1,651,000	772,000
	----------------	----------------
Net cash provided by operating activities:	10,627,000	5,820,000
	----------------	----------------
Cash flows from investing activities:
Capital expenditures, including dry hole costs	(13,352,000)	(3,656,000)
Proceeds from sale of property and equipment	63,000	21,000
	----------------	----------------
Net cash used in investing activities	(13,289,000)	(3,635,000)
	----------------	----------------
Cash flows from financing activities:
Purchase of treasury stock	(818,000)	(323,000)
Increase in long-term bank debt and other long-term obligations	24,347,000	17,165,000
Repayment of long-term bank debt and other long-term obligations	(17,492,000)	(18,853,000)
	----------------	----------------
Net cash provided by(used in) financing activities	6,037,000	(2,011,000)
	----------------	----------------
Net increase (decrease) in cash and cash equivalents	3,375,000	174,000

Cash and cash equivalents at the beginning of the period	3,891,000	1,886,000
	----------------	----------------
Cash and cash equivalents at the end of the period	$7,266,000	$2,060,000
	===========	===========

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

June 30, 2004

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

PrimeEnergy Management Corporation ("PEMC"), a wholly-owned subsidiary, acts as the managing general partner, providing administration, accounting and tax preparation services for 18 private and publicly-held limited partnerships and 2 trusts (collectively, the "Partnerships"). PEC owns Eastern Oil Well Service Company ("EOWSC"), EOWS Midland Company("EMID") and Southwest Oilfield Construction Company ("SOCC"), all of which perform oil and gas field servicing. PEC also owns Prime Operating Company ("POC"), which serves as operator for most of the producing oil and gas properties owned by the Company and affiliated entities. Field service revenues and the administrative overhead fees earned as operator are reported as "District operating income" on the consolidated statement of operations. During 2003 PEC acquired a sixty percent interest in F-W Oil Exploration LLC, ("FW"), which owns and operates properties in the Gulf of Mexico. PrimeEnergy Corporation and its subsidiaries are herein referred to as the "Company."

The markets for the Company's products are highly competitive, as oil and gas are commodity products and prices depend upon numerous factors beyond the control of the Company, such as economic, political and regulatory developments and competition from alternative energy sources.

Basis of Presentation:

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10 -Q and Article 10 of Regulation S-X.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

June 30, 2004

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

Property and Equipment:

The Company follows the "successful efforts" method of accounting for its oil and gas properties. Under the successful efforts method, costs of acquiring undeveloped oil and gas leasehold acreage, including lease bonuses, brokers fees and other related costs are capitalized. Provisions for impairment of undeveloped oil and gas leases are based on periodic evaluations. Annual lease rentals and exploration expenses, including geological and geophysical expenses and exploratory dry hole costs, are charged against income as incurred. Costs of drilling and equipping productive wells, including development dry holes and related production facilities, are capitalized. Costs incurred by the Company related to the exploration, development and acquisition of oil and gas properties on behalf of the Partnerships or joint ventures are deferred and charged to the related entity upon the completion of the acquisition.

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

June 30, 2004

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

June 30, 2004

General and Administrative Expenses:

General and administrative expenses represent costs and expenses associated with the operation of the Company. Certain of the Partnerships sponsored by the Company reimburse general and administrative expenses incurred on their behalf.

Income Per Common Share:

Income per share of common stock has been computed based on the weighted average number of common shares outstanding during the respective periods in accordance with SFAS No. 128, "Earnings per Share."

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

June 30, 2004

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

Recently Issued Accounting Pronouncements:

An issue, EITF Issue 04-2, had arisen for companies engaged in oil and gas exploration and production regarding the application of SFAS No. 141 and SFAS No. 142 as they relate to mineral rights held under lease or other contractual arrangements, and as to whether costs associated with these rights should be classified as intangible assets on the balance sheet, apart from other capitalized oil and gas property costs, and to provide specific footnote disclosure. In March 2004, the Emerging Issues Task Force of the FASB reached a consensus that mineral rights are tangible assets. In April 2004, the FASB ratified the EITF's consensus by issuing FASB Staff Position (FSP) 141-1 and 142-1, which amend SFAS No. 141 and SFAS No. 142 to address the inconsistency between the EITF consensus on EITF Issue No. 04-02 and SFAS No. 141 and SFAS No. 142. The FSP is effective for reporting periods beginning after April 29, 2004 and defines mineral rights as tangible assets. These staff positions will have no impact on our consolidated financial statements.

(2) Significant Acquisitions and Dispositions

As more fully described in Note 7, the Company is committed to offer to repurchase the interests of the partners and trust unit holders in certain of the Partnerships. The Company purchased such interests in an amount totaling $94,381 for the six months ending June 30, 2004 and $695,673 for the year ending December 31, 2003. The Company's proportionate share of assets, liabilities and results of operations related to the interests in the Partnerships are included in the consolidated financial statements.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

June 30, 2004

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

(3) Restricted Cash and Cash Equivalents:

Restricted cash and cash equivalents includes $1,487,000 and $1,479,000 at June 30, 2004 and December 31, 2003, respectively, of cash primarily pertaining to undistributed royalty payments. There were corresponding accounts payable recorded at June 30, 2004 and December 31, 2003 for these liabilities.

(4) Additional Balance Sheet Information

Certain balance sheet amounts are comprised of the following:

	June 30,	December 31,
	2004	2003
Accounts Receivable:
Joint Interest Billing	$1,272,000	$1,174,000
Trade Receivables	1,633,000	1,607,000
Oil and Gas Sales	5,640,000	3,878,000
Other	1,083,000	906,000
	---------------	----------------
	$9,628,000	$7,565,000
Less, Allowance for doubtful accounts	(457,000)	(457,000)
	--------------	----------------
	$9,171,000	$7,108,000
	=========	=========

Other Current Assets:
Field service inventory	$184,000	$278,000
Other	--	19,000
	----------------	----------------
Total	$184,000	$297,000
	=========	=========

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

June 30, 2004

(5) Property and Equipment:

Property and equipment at June 30, 2004 and December 31, 2003 consisted of the following:

	June 30,	December 31,
	2004	2003
	(unaudited)	(audited)
Proved oil and gas properties at cost	$97,226,000	$91,012,000
Unproved oil and gas properties at cost	6,399,000	3,091,000
Less, accumulated depletion
and depreciation	(58,184,000)	(53,196,000)
	----------------	----------------
	$45,441,000	$40,907,000

Furniture, fixtures and equipment	9,613,000	9,389,000
Less, accumulated depreciation	(6,170,000)	(5,964,000)
	----------------	----------------
	$3,443,000	$3,425,000
	----------------	----------------
Total net property and equipment	$48,884,000	$44,332,000
	==========	==========

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

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

June 30, 2004

(6) Long-Term Bank Debt: continued

The combined average interest rates paid on outstanding borrowings subject to interest at the bank's base rate and on outstanding borrowings bearing interest based upon the LIBO rate were 3.20% during the first half of 2004 as compared to 3.83% during the same period of 2003. As of June 30, 2004 the weighted average for the company including FW was 3.22%. As of June 30, 2004 and December 31, 2003, the total outstanding borrowings were $34,147,000 and $27,280,000, respectively with an additional $8,604,994 and $133,333 available. FW did not have any additional available bank borrowings as of June 30, 2004. As of June 30, 2004 all outstanding balances are non-current.

(7) Other Long-Term Obligations and Commitments:

Operating Leases:

The Company has several non-cancelable operating leases, primarily for rental of office space, that have a term of more than one year.

Capital Leases:

The Company has two capital leases for office equipment.. Future minimum lease payments as of June 30, 2004 under operating and capital leases are as follows:

	Operating Leases	Capital Leases

2004	202,000	15,000
2005	349,000	11,000
2006	344,000
2007	195,000
Thereafter	203,000
	-----------------	-------------
Total minimum payments	$1,293,000	26,000
	==========
Less imputed interest		(1,000)
		-------------
Present value of minimum
Lease payments		$25,000
		========
Current portion of other long-term obligations		$22,000

Other Long term obligations		$3,000
		========

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

June 30, 2004

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

As a general partner, the Company is committed to offer to purchase the limited partners' interest in certain of its managed Partnerships at various annual intervals. Under the terms of a partnership agreement, the Company is not obligated to purchase an amount greater than 10% of the total partnership interest outstanding. In addition, the Company will be obligated to purchase interests tendered by the limited partners only to the extent of one hundred fifty percent of the revenues received by it from such partnership in the previous year. Purchase prices are based upon annual reserve reports of independent petroleum engineering firms discounted by a risk factor. Based upon historical production rates and prices, management estimates that if all such offers were to be accepted, the maximum annual future purchase commitment would be less than $500,000.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

June 30, 2004

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

(9) Stock Options and Other Compensation:

In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. At June 30, 2004 and 2003, options on 767,500 were outstanding and exercisable at prices ranging from $1.00 to $1.25.

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

(10) Related Party Transactions:

PEMC acts as the managing general partner, providing administration, accounting and tax preparation services for the Partnerships. Certain directors have limited and general partnership interests in several of these Partnerships. As the managing general partner in each of the Partnerships, PEMC receives approximately 5% to 15% of the net revenues of each Partnership as a carried interest in the Partnerships' properties. As more fully described in Note 7, the Company is committed to offer to repurchase the interests of the partners and trust unit holders in certain of the Partnerships. The Company purchased such interests in an amount totaling $ 94,381 in first six months of 2004 and $695,673 in year ending December 31,2003.

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

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

June 30, 2004

(10) Related Party Transactions continued:

Due to related parties at June 30, 2004 and December 31, 2003 primarily represents receipts collected by the Company as agent, from oil and gas sales net of expenses. The amount of such receipts due the affiliated Partnerships was $642,000 and $933,000 respectively. Receivables from related parties consist of reimbursable general and administrative costs, lease operating expenses and reimbursements for property acquisitions, development, and related costs.

Treasury stock purchases as of June 30, 2004 and for the year ending December 31, 2003 included shares acquired from related parties. Purchases from related parties include a total of 37,350 shares purchased for a total consideration of $398,838 in 2003, and 10,000 shares purchased for a total consideration of $156,100 in first six months 2004.

(11) Income Per Share:

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:

	Six Months Ended			Six Months Ended
	June 30, 2004			June 30 , 2003

	Net Income	Number of	Per Share	Net	Number of	Per Share
		Shares	Amount	Income	Shares	Amount
Net income per
common share	$2,386,000	3,605,903	$0.66	$2,892,000	3,680,331	$0.79
Effect of dilutive
securities:
Options		713,500			672,061
	-----------	-------------	--------	-----------	-------------	--------
Diluted net income
per common share	$2,386,000	4,319,403	$0.55	$2,892,000	4,352,392	$0.66
	=========	=========	=====	=========	=========	=====

	Three Months Ended			Three Months Ended
	June 30, 2004			June 30, 2003

	Net Income	Number of	Per Share	Net	Number of	Per Share
		Shares	Amount	Income	Shares	Amount
Net income per
common share	$1,232,000	3,591,621	$0.34	$1,067,000	3,669,949	$0.29
Effect of dilutive
securities:
Options		722,286			674,585
	-------------	--------------	--------	-------------	-------------	--------
Diluted net income
per common share	$1,232,000	4,313,907	$0.29	$1,067,000	4,344,534	$0.25
	=========	========	=====	=========	=======	=====

PrimeEnergy Corporation

June 30, 2004

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the financial statements of the Company and notes thereto. The Company's subsidiaries are defined in Note 1 of the financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow provided by operations for the period six months ended June 30, 2004 was $10,627,000. We expect sufficient cash flow to be provided by operations during the remaining quarters of 2004 because of higher projected production from new properties, combined with oil and gas prices consistent with the first half of 2004.

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

We expect to continue to make significant capital expenditures over the next several years as part of our long-term growth strategy. We have budgeted $16 million for drilling expenditures in 2004. We project that we will spend $10 million in the Gulf of Mexico and $6 million on onshore wells. Expenditures related to these budgeted projects totaled $13,258,000 dollars as of June 30, 2004 and were funded by internal cash flow combined with bank borrowing. The company is committed to continue funding projects currently in progress, both onshore and off shore, the results of which are under evaluation as of the date of this report.

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

Effective February 2004, we agreed with our lenders to increase the borrowing base from $28,999,996 to $47,066,662 and to extend the maturity of the loan facility from March 2005 to March 2007. As of June 30, 2004, $38,195,000 was borrowed under the facility. The banks

PrimeEnergy Corporation

June 30, 2004

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

RESULTS OF OPERATIONS

The Company had net income of $2,386,000 for the six months ended June 30, 2004 as compared to net income of $2,892,000 in the first six months of 2003. Total revenue increase 28.08% to $29,201,000 reflecting increased oil and gas sales offset by exploration costs and depreciation and depletion or oil and gas properties

Oil and gas sales of $19,864,000 for the first six months of 2004 represented a 46.48% increase in sales compared to the first six months of 2003. The table below summarizes production, prices and revenue for the periods under discussion.

	Six months Ended			Three Months Ended
	June 30,			June 30,
	------------------------------------------------------			-------------------------------------------------------
			Increase /			Increase /
	2004	2003	(Decrease)	2004	2003	(Decrease)

Barrels of Oil Produced	198,000	153,000	45,000	101,000	66,592	34,408
Average Price Received	$35.05	$31.017	$4.03	$37.17	$30.649	$6.519
	---------------	---------------	--------------	---------------	---------------	--------------
Oil Revenue	$6,940,000	$4,746,000	$2,194,000	$3,754,000	$2,041,000	$1,713,000
	---------------	---------------	--------------	---------------	---------------	--------------
MCF of Gas Produced	2,440,000	1,601,000	839,000	1,254,000	792,570	461,430
Average Price Received	$5.22	$5.43	$(0.21)	$5.38	$5.22	$0.16
	---------------	---------------	--------------	---------------	---------------	--------------
Gas Revenue	$12,744,000	$8,692,000	$4,052,000	$6,748,000	$4,141,000	$2,607,000
	---------------	---------------	--------------	---------------	---------------	--------------
Total Oil & Gas Revenue	$19,684,000	$13,438,000	$6,246,000	$10,502,000	$6,182,000	$4,320,000
	========	========	========	========	========	=========

PrimeEnergy Corporation

June 30, 2004

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Changes in production are due to production from properties added during 2003 and the first half of 2004, offset by the natural decline of existing properties.

Lease operating expense for the first six months of 2004 increased by 27.54%, or $1,518,000, compared to the first six months of 2003 due to increased production tax expense related to the change in revenue, and the lease operating expenses of new properties.

General and administrative expenses increased by $441,000, in the first half of 2004 as compared to the first half of 2003, reflecting increased personnel costs and the additional costs related to addition of FW in the second half of 2003.

District operating income and expenses remained flat in comparison to the prior year reflecting the consistent utilization of our field service equipment.

Depreciation and depletion of oil and gas properties increased by $2,270,000 for the six months ended June 30, 2004 as compared to the same period in the previous year. This increase is related to the additional cost basis of producing properties added during 2003 and the first half of 2004.

Exploration costs of $3,203,000 in the first half of 2004 incurred costs in the drilling of two dry holes, one located in the Gulf of Mexico and one in Clay County, West Virginia. Exploration costs of $317,000 in the first half of 2003 were incurred in the drilling of dry holes in Harris and Walker County, Texas.

Tax expense increased by $51,000 for the first half of 2004 as compared to the first half of 2003, reflecting the changes to net income coupled with various allowable deductions for 2004.

PrimeEnergy Corporation

June 30, 2004

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk on its line of credit, which has variable rates based upon the lenders base rate, as defined, and the London Inter-Bank Offered rate. Based on the weighted average balances outstanding during the first half 2004, a hypothetical 2.5% increase in the applicable interest rates would have increased interest expense for the six months ended June 30, 2004 by approximately $262,000.

Oil and gas prices have historically been extremely volatile, and have been particularly so in recent years. The Company did not enter into significant hedging transactions during the first half of 2004 and had no open hedging transactions at June 30, 2004 or December 31, 2003. Declines in domestic oil and gas prices could have a material adverse effect on the Company's revenues, operating results, estimates of economically recoverable reserves and the net revenue therefrom.

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

PrimeEnergy Corporation

June 30, 2004

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, the Company is party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, management does not expect these matters to have a materially adverse effect on the financial position or results of operations of the Company.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2004, the Company purchased the following shares of common stock as treasury shares.

2004 Month	Number of Shares	Average Price Paid per share	Maximum Number of Shares that May Yet Be Purchsed Under The Plan (1)
January	---	----	478,271
February	15,630	$ 15.39	462,641
March	3,500	$ 14.56	459,141
April	8,992	$ 17.01	450,149
May	15,874	$ 18.08	434,275
June	4,794	$ 18.09	429,481
	-----------
Total/Average	48,790	$16.77
	======

(1) In December 1993, we announced that our board of directors authorized a stock repurchase program whereby we may purchase outstanding shares of our common stock from time-to-time, in open market transactions or negotiated sales. A total of 2,400,000 shares have been authorized, to date, under this program. Through June 2004 we repurchased a total of 1,970,519 shares under this program for $11,274,212 at an average price of $5.72 per share. Additional purchases of shares may occur as market conditions warrant. We expect future purchases will be funded with internally generated cash flow or from working capital.

PrimeEnergy Corporation

June 30, 2004

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the company was held on June 4, 2004. The only matter submitted to the stockholders was the election of thirteen Directors (named below), nominated by management, all of whom were currently serving as Directors. Proxies were solicited pursuant to Regulation 14A under the Securities Act of 1934, definitive copies of which were filed with the Commission. There was no solicitation in opposition to management's nominees, and all of the Directors nominated for the re-election were elected. The number of shares of the Company's common stock outstanding and entitled to vote at the Annual Meeting was 2,988,545. Those persons nominated and elected as Directors, and the number of shares voting for or withheld for each, is shown below. There were no abstentions or broker non-votes.

	For	Withheld
Beverly A. Cummings	2,845,784	142,761
Charles E. Drimal, Jr.	2,845,684	142,861
Matthias Eckenstein	2,984,749	3,796
H. Gifford Fong	2,847,809	140,736
Thomas S. T. Gimbel	2,847,709	140,836
Clint Hurt	2,984,649	3,896
Jan K. Smeets	2,984,759	3,786
Gaines Wehrle	2,847,609	140,936

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS AND REPORTS ON FORM 8K

No reports on form 8K were filed by the Company during the six months ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PrimeEnergy Corporation
(Registrant)

August 13, 2004	/s/ Charles E. Drimal, Jr.
(Date)	------------------------------
Charles E. Drimal, Jr.
President
Principal Executive Officer

August 13, 2004	/s/ Beverly A. Cummings
(Date)	-------------------------------
Beverly A. Cummings
Executive Vice President
Principal Financial and Accounting Officer