Form 10-Q
period 2004-09-30
PRIMEENERGY CORP
filed 2004-11-12
CIK 56868

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q

/X/ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2004

or

/ / Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From __________ to ___________

______________________________

Commission File Number 0-7406
______________________________

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

The number of shares outstanding of each class of the Registrant's Common Stock as of November 11, 2004 was: Common Stock, $0.10 par value, 3,530,082 shares.

PrimeEnergy Corporation Consolidated Balance Sheets September 30, 2004 and December 31, 2003
	September 30, 2004 (Unaudited)	December 31 2003 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$5,438,000	$3,891,000
Restricted cash and cash equivalents	1,379,000	1,479,000
Accounts receivable	8,386,000	7,108,000
Due from related parties	--	209,000
Prepaid Expenses	549,000	336,000
Other current assets	285,000	297,000
Deferred income taxes	320,000	374,000
	16,357,000133333311
Total current assets	16,357,000	13,694,000

Property and equipment, at cost
Oil and gas properties (successful efforts method), net	50,177,000	40,907,000
Furniture, fixtures and equipment, net	3,267,000	3,425,000

Net property and equipment	53,444,000	44,332,000

Other assets	222,000	229,000

Total assets	$70,023,000	$58,255,000

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation Consolidated Balance Sheets September 30, 2004 and December 31, 2003
	September 30, 2004 (Unaudited)	December 31, 2003 (Audited)

LIABILITIES and STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,149,000	$8,528,000
Current portion of other long-term obligations	17,000	692,000
Accrued liabilities:
Payroll, benefits, interest and other	3,769,000	3,504,000
Due to related parties	1,084,000	933,000
	----------------	------------------
Total current liabilities	15,019,000	13,657,000

Long-term bank debt	31,872,000	26,613,000
Other long-term obligations	2,000	12,000
Asset retirement obligation	300,000	300,000
Deferred income taxes	6,780,000	4,237,000
	----------------	------------------
Total liabilities	53,973,000	44,819,000
	----------------	------------------
Stockholders' equity:
Preferred stock, $.10 par value,
authorized 5,000,000 shares, none issued	--	--
Common stock, $.10 par value, authorized
10,000,000 shares; issued 7,694,970 in 2004 and 2003	769,000	769,000
Paid in capital	11,024,000	11,024,000
Retained earnings	19,520,000	15,378,000
	----------------	------------------
	31,313,000	27,171,000
Treasury stock, at cost, 4,114,558 common shares
at 2004 and 4,065,768 common shares at 2003	(15,263,000)	(13,735,000)
	----------------	------------------
Total stockholders' equity	16,050,000	13,436,000
	----------------	----------------
Total liabilities and equity	$70,023,000	$58,255,000
	===========	===========

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation Consolidated Statements of Operations Nine Months Ended September 30, 2004 and 2003 (Unaudited)
	2004	2003
Revenue:
Oil and gas sales	$30,194,000	$21,147,000
District operating income	13,466,000	12,595,000
Administrative revenue	1,212,000	1,285,000
Interest and other income	237,000	237,000
	----------------	----------------
Total revenue	45,109,000	35,264,000
	----------------	----------------
Costs and expenses:
Lease operating expense	10,564,000	8,726,000
District operating expense	11,128,000	10,779,000
Depreciation and depletion of oil and gas properties	8,175,000	4,396,000
General and administrative expense	4,747,000	4,093,000
Exploration costs	3,378,000	474,000
Interest expense	805,000	649,000
	----------------	----------------
Total costs and expenses	38,797,000	29,117,000
	----------------	----------------
Income from operations	6,312,000	6,147,000
Gain on sale and exchange of assets	61,000	65,000
	----------------	----------------
Net income before income taxes	6,373,000	6,212,000

Provision for income taxes	2,231,000	1,555,000
	----------------	----------------
Net income	$4,142,000	$4,657,000
	==========	==========

Basic income per common share	$1.16	$1.27

Diluted income per common share	$0.96	$1.07

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation Consolidated Statements of Operations Three Months Ended September 30, 2004 and 2003 (Unaudited)
	2004	2003

Revenue:
Oil and gas sales	$10,510,000	$7,709,000
District operating income	4,963,000	4,218,000
Administrative revenue	369,000	429,000
Interest and other income	67,000	108,000
	--------------	--------------
Total revenue	15,909,000	12,464,000
	--------------	--------------
Costs and expenses:
Lease operating expense	3,534,000	3,214,000
District operating expense	4,113,000	3,513,000
Depreciation and depletion of oil and gas properties	3,188,000	1,678,000
General and administrative expense	1,879,000	1,666,000
Exploration costs	175,000	157,000
Interest expense	316,000	195,000
	--------------	--------------
Total costs and expenses	13,205,000	10,423,000
	--------------	--------------
Income from operations	2,704,000	2,041,000
Gain on sale and exchange of assets	(2,000)	44,000
	--------------	--------------
Net income before income taxes	2,702,000	2,085,000

Provision for income taxes	946,000	320,000
	--------------	--------------
Net income	$1,756,000	$1,765,000
	=========	=========

Basic income per common share	$0.50	$0.48

Diluted income per common share	$0.41	$0.41

See notes to consolidated financial statements.

PrimeEnergy Corporation
Consolidated Statement of Stockholders' Equity
Nine Months Ended September 30, 2004
(unaudited)

	Common Stock		Paid In	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total

Balance at December 31, 2003	7,694,970	$ 769,000	11,024,000	15,378,000	(13,735,000)	$ 13,436,000
Purchased 87,967 shares of
common stock					(1,528,000)	(1,528,000)
Net income				4,142,000		4,142,000
	-----------	----------	-------------	-------------	--------------	---------------
Balance at September 30, 2004	7,694,970	$ 769,000	11,024,000	19,520,000	(15,263,000)	16,050,000
	=======	======	========	=========	=========	=========

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation Consolidated Statements of Cash Flows Nine Months Ended September 30, 2004 and 2003 (Unaudited)

	2004	2003
Cash flows from operating activities:
Net income	$4,142,000	$4,657,000
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, depletion and amortization	8,130,000	5,320,000
Dry hole and abandonment costs	3,378,000	474,000
Gain on sale of properties	(61,000)	(65,000)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(1,279,000)	(3,376,000)
(Increase) decrease in due from related parties	209,000	378,000
Decrease in other assets	19,000	63,000
(Increase)Decrease in prepaid expenses	(213,000)	(31,000)
Increase(Decrease) in accounts payable	1,721,000	(248,000)
Increase in accrued liabilities	265,000	1,289,000
Increase\(Decrease) in due to related parties	151,000	(511,000)
Increase in deferred taxes	2,597,000	980,000
	----------------	----------------
Net cash provided by operating activities:	19,059,000	8,930,000
	----------------	----------------
Cash flows from investing activities:
Capital expenditures, including dry hole costs	(20,620,000)	(11,679,000)
Proceeds from sale of property and equipment	61,000	65,000
	----------------	----------------
Net cash used in investing activities	(20,559,000)	(11,614,000)
	----------------	----------------
Cash flows from financing activities:
Purchase of treasury stock	(1,528,000)	(357,000)
Increase in long-term bank debt and other long-term obligations	25,122,000	34,450,000
Repayment of long-term bank debt and other long-term obligations	(20,547,000)	(32,699,000)
	----------------	----------------
Net cash provided by(used in) financing activities	3,047,000	1,394,000
	----------------	----------------
Net increase (decrease) in cash and cash equivalents	1,547,000	(1,290,000)

Cash and cash equivalents at the beginning of the period	3,891,000	1,886,000
	----------------	----------------
Cash and cash equivalents at the end of the period	$5,438,000	$596,000
	===========	==========

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

September 30, 2004

(1) Description of Operations and Significant Accounting Policies:

Nature of Operations:

PrimeEnergy Corporation ("PEC"), a Delaware corporation, was organized in March 1973. The Company is engaged in the exploration, development, acquisition and production of oil and natural gas properties. The Company owns leasehold, mineral and royalty interests in producing and non-producing oil and gas properties across the United States, including Colorado, Kansas, Louisiana, Mississippi, Montana, Nebraska, New Mexico, North Dakota, Oklahoma, Texas, Utah, West Virginia and Wyoming and the Gulf of Mexico. The Company owns and operates 1,533 wells and owns non-operating interests in over 770 additional wells. Additionally, the Company provides well-servicing support operations, site-preparation and construction services for oil and gas drilling and re-working operations, both in connection with the Company's activities and providing contract services for third parties. The Company is publicly traded on the NASDAQ under the symbol "PNRG."

PEC owns Eastern Oil Well Service Company ("EOWSC"), EOWS Midland Company("EMID") and Southwest Oilfield Construction Company ("SOCC"), all of which perform oil and gas field servicing. PEC also owns Prime Operating Company ("POC"), which serves as operator for most of the producing oil and gas properties owned by the Company and affiliated entities. Field service revenues and the administrative overhead fees earned as operator are reported as 'District operating income' on the consolidated statement of operations. PEC also owns PrimeEnergy Management Corporation ("PEMC"), which acts as the managing general partner, providing administration, accounting and tax preparation services for 18 private and publicly-held limited partnerships and 2 trusts (collectively, the "Partnerships"). During 2003 PEC acquired a sixty percent interest in F-W Oil Exploration LLC, ("FW"), which owns and operates properties in the Gulf of Mexico. PrimeEnergy Corporation and its subsidiaries are herein referred to as the "Company."

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

September 30, 2004

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

September 30, 2004

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

September 30, 2004

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

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

September 30, 2004

Recently Issued Accounting Standards:

In January 2003, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities' an interpretation of ARB No. 51" (FIN 46). FIN 46 is an interpretation of Accounting Research Bulletin 51, "Consolidated Financial Statements", and addresses consolidation by business enterprises of variable interest entities (VIE's). The primary objective of FIN 46 is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as VIE's. FIN 46 requires an enterprise to consolidate a variable interest entity if that enterprise has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual return if they occur, or both. An enterprise shall consider the rights and obligations conveyed by its variable interests in making this determination. This guidance applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of this interpretation did not have an effect on the Company's financial position or results of operations.

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

(2) Significant Acquisitions and Dispositions

As more fully described in Note 7, the Company is committed to offer to repurchase the interests of the partners and trust unit holders in certain of the Partnerships. The Company purchased such interests in an amount totaling $1,627,450 for the nine months ending September 30, 2004 and $695,673 for the year ending December 31, 2003. The Company's proportionate share of assets, liabilities and results of operations related to the interests in the Partnerships are included in the consolidated financial statements.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

September 30, 2004

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

(3) Restricted Cash and Cash Equivalents:

Restricted cash and cash equivalents includes $1,379,000 and $1,479,000 at September 30, 2004 and December 31, 2003, respectively, of cash primarily pertaining to undistributed royalty payments. There were corresponding accounts payable recorded at September 30, 2004 and December 31, 2003 for these liabilities.

(4) Additional Balance Sheet Information

Certain balance sheet amounts are comprised of the following:

	September 30,	December 31,
	2004	2003
Accounts Receivable:
Joint Interest Billing	$1,344,000	$1,174,000
Trade Receivables	2,016,000	1,607,000
Oil and Gas Sales	5,072,000	3,878,000
Other	411,000	906,000
	---------------	----------------
	$8,843,000	$7,565,000
Less, Allowance for doubtful accounts	(457,000)	(457,000)
	--------------	----------------
	$8,386,000	$7,108,000
	=========	=========

Other Current Assets:
Field service inventory	$285,000	$278,000
Other	--	19,000
	----------------	----------------
Total	$285,000	$297,000
	=========	=========

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

September 30, 2004

(5) Property and Equipment:

Property and equipment at September 30, 2004 and December 31, 2003 consisted of the following:

	September 30,	December 31,
	2004	2003
	(unaudited)	(audited)
Proved oil and gas properties at cost	$103,768,000	$91,012,000
Unproved oil and gas properties at cost	7,765,000	3,091,000
Less, accumulated depletion
and depreciation	(60,415,000)	(53,196,000)
	----------------	----------------
	$50,177,000	$40,907,000

Furniture, fixtures and equipment	9,701,000	9,389,000
Less, accumulated depreciation	(6,434,000)	(5,964,000)
	----------------	----------------
	$3,267,000	$3,425,000
	----------------	----------------
Total net property and equipment	$53,444,000	$44,332,000
	==========	==========

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

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

September 30, 2004

(6) Long-Term Bank Debt: continued

The combined average interest rates paid on outstanding borrowings subject to interest at the bank's base rate and on outstanding borrowings bearing interest based upon the LIBO rate were 3.33% during the first nine months of 2004 as compared to 4.01% during the same period of 2003. As of September 30, 2004 the weighted average for the company including FW was 3.32%. As of September 30, 2004 and December 31, 2003, the total outstanding borrowings were $31,872,000 and $27,280,000, respectively with an additional $10,679,993 and $133,333 available. FW did not have any additional available bank borrowings as of September 30, 2004. As of September 30, 2004 all outstanding balances are non-current.

(7) Other Long-Term Obligations and Commitments:

Operating Leases:

The Company has several non-cancelable operating leases, primarily for rental of office space, that have a term of more than one year.

Capital Leases:

The Company has two capital leases for office equipment. Future minimum lease payments as of September 30, 2004 under operating and capital leases are as follows:

	Operating Leases	Capital Leases

2004	100,000	9,000
2005	349,000	11,000
2006	344,000
2007	195,000
Thereafter	203,000
	-----------------	-------------
Total minimum payments	$1,191,000	20,000
	==========
Less imputed interest		(1,000)
		-------------
Present value of minimum
Lease payments		$19,000
		========
Current portion of other long-term obligations		$17,000

Other Long term obligations		$2,000
		========

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

September 30, 2004

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

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

September 30, 2004

(8) Contingent Liabilities continued:

The Company owns approximately a 27% interest in a limited partnership which owns a shopping center in Alabama. The Company is a guarantor on a mortgage secured by the shopping center. The Company believes the cash flow from the center is sufficient to service the mortgage. The market value of the center is currently substantially higher than the balance owed on the mortgage. If the partnership were unable to pay its obligations under the mortgage agreement, the maximum amount the Company is committed to pay is $250,000.

(9) Stock Options and Other Compensation:

In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. At September 30, 2004 and 2003, options on 767,500 were outstanding and exercisable at prices ranging from $1.00 to $1.25.

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

(10) Related Party Transactions:

PEMC acts as the managing general partner, providing administration, accounting and tax preparation services for the Partnerships. Certain directors have limited and general partnership interests in several of these Partnerships. As the managing general partner in each of the Partnerships, PEMC receives approximately 5% to 15% of the net revenues of each Partnership as a carried interest in the Partnerships' properties. As more fully described in Note 7, the Company is committed to offer to repurchase the interests of the partners and trust unit holders in certain of the Partnerships. The Company purchased such interests in an amount totaling $1,627,450 in first nine months of 2004 and $695,673 in year ending December 31,2003.

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

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

September 30, 2004

(10) Related Party Transactions continued:

Due to related parties at September 30, 2004 and December 31, 2003 primarily represents receipts collected by the Company as agent, from oil and gas sales net of expenses. The amount of such receipts due the affiliated Partnerships was $1,081,000 and $933,000 respectively. Receivables from related parties consist of reimbursable general and administrative costs, lease operating expenses and reimbursements for property acquisitions, development, and related costs.

Treasury stock purchases as of September 30, 2004 and for the year ending December 31, 2003 included shares acquired from related parties. Purchases from related parties include a total of 37,350 shares purchased for a total consideration of $398,838 in 2003, and 35,000 shares purchased for a total consideration of $606,100 in first nine months 2004.

(11) Income Per Share:

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:

	Nine Months Ended			Nine Months Ended
	September 30, 2004			September 30 , 2003
	Net Income	Number of	Per Share	Net	Number of	Per Share
		Shares	Amount	Income	Shares	Amount
Net income per
common share	$4,142,000	3,585,299	$1.16	$4,657,000	3,670,799	$1.27
Effect of dilutive
securities:
Options		723,705			676,851
	-----------	-------------	--------	-----------	-------------	--------
Diluted net income
per common share	$4,142,000	4,309,004	$0.96	$4,657,000	4,347,650	$1.07
	=========	=========	=====	=========	=========	=====

	Three Months Ended			Three Months Ended
	September 30, 2004			September 30, 2003
	Net Income	Number of	Per Share	Net	Number of	Per Share
		Shares	Amount	Income	Shares	Amount
Net income per
common share	$1,756,000	3,544,538	$0.50	$1,765,000	3,652,045	$0.48
Effect of dilutive
securities:
Options		724,877			684,885
	-------------	--------------	--------	-------------	-------------	--------
Diluted net income
per common share	$1,756,000	4,269,415	$0.41	$1,765,000	4,336,930	$0.41
	=========	========	=====	=========	=======	=====

PrimeEnergy Corporation

September 30, 2004

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the financial statements of the Company and notes thereto. The Company's subsidiaries are defined in Note 1 of the financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow provided by operations for the nine month period ended September 30, 2004 was $19,059,000. We expect sufficient cash flow to be provided by operations during the remaining quarter of 2004 because of higher projected production from new properties, combined with oil and gas prices consistent throughout the first nine months of 2004.

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

We expect to continue to make significant capital expenditures over the next several years as part of our long-term growth strategy. We currently have budgeted $20 million for drilling expenditures in 2004. Expenditures related to budgeted projects totaled $15,800,000 as of September 30, 2004 and were funded by internal cash flow combined with bank borrowing. This includes $7,342,000 invested in one offshore well completed and tested during the third quarter of 2004, however early production tests have been inconclusive as to the commercial viability of this prospect. Additional expenditures during the fourth quarter will be required to determine whether the production rates and ultimate recoverable reserves are sufficient to warrant the costs of setting a platform and installing production facilities. If this well is determined to be noncommercial, the write-off of this investment in the fourth quarter will have a significant negative impact on the Company's earnings and it is possible that the Company will incur a loss for the year ending December 2004.

In additions to our exploration and development expenditures, during 2004 the Company spent $1,627,450 to repurchase limited partnership interests from investors in its oil and gas partnerships and spent $1,528,000 to repurchase shares of its treasury stock.

If our exploratory drilling results in significant new discoveries, we will have to expend additional capital in order to finance the completion, development, and potential additional

PrimeEnergy Corporation

September 30, 2004

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

opportunities generated by our success. We believe that, because of the additional reserves resulting from the success and our record of reserve growth in recent years, we will be able to access sufficient additional capital through additional bank financing.

Effective February 2004, we agreed with our lenders to increase the borrowing base from $28,999,996 to $47,066,662 and to extend the maturity of the loan facility from March 2005 to March 2007. As of September 30, 2004, $35,920,000 was borrowed under the facility.

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

RESULTS OF OPERATIONS

Revenues and net income during the three and nine month periods ended September 30, 2004 as compared to the same periods in 2003 reflect the increased oil and gas sales, presented below, offset by exploration costs and depreciation and depletion of oil and gas properties.

	Nine months Ended			Three Months Ended
	September 30,			September 30,
	------------------------------------------------------			-------------------------------------------------------
			Increase /			Increase /
	2004	2003	(Decrease)	2004	2003	(Decrease)

Barrels of Oil Produced	280,000	265,747	14,253	82,000	112,747	(30,747)
Average Price Received	$36.95	$28.99	$5.64	$41.54	$26.2332	$15.30
	---------------	---------------	--------------	---------------	---------------	--------------
Oil Revenue	$10,346,000	$7,704,000	$2,642,000	$3,406,000	$2,958,000	$448,000
	---------------	---------------	--------------	---------------	---------------	--------------
MCF of Gas Produced	3,761,000	2,651,035	1,109,965	1,321,000	1,050,035	270,965
Average Price Received	$5.28	$5.07	$0.21	$5.38	$4.5249	$0.85
	---------------	---------------	--------------	---------------	---------------	--------------
Gas Revenue	$19,848,000	$13,443,000	$6,405,000	$7,104,000	$4,751,000	$2,353,000
	---------------	---------------	--------------	---------------	---------------	--------------
Total Oil & Gas Revenue	$30,194,000	$21,147,000	$9,047,000	$10,510,000	$7,709,000	$2,801,000
	========	========	========	========	========	=========

PrimeEnergy Corporation

September 30, 2004

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Changes in production are due to production from properties added during 2003 and the first nine months of 2004, offset by the natural decline of existing properties.

Lease operating expense for the first nine months of 2004 increased by 21.06%, or $1,838,000, compared to the first nine months of 2003 due to increased production tax expense related to the change in revenue, and the lease operating expenses of new properties.

General and administrative expenses increased by $654,000, in the first nine of 2004 as compared to the first nine of 2003, reflecting the addition of FW's expenses in 2004.

District operating income and expenses increased 7% and 3%, respectively, in comparison to the prior year reflecting the increased utilization of our field service equipment.

Depreciation and depletion of oil and gas properties increased by $3,779,000 for the nine months ended September 30, 2004 as compared to the same period in the previous year. This increase is related to the additional cost basis and production of producing properties added during 2003 and the first nine months of 2004.

Exploration costs of $3,378,000 in the first nine months of 2004, include costs incurred in the drilling of two dry holes, one located in the Gulf of Mexico and one in Clay County, West Virginia. Exploration costs of $474,000 in the first nine months of 2003 were incurred in the drilling of dry holes in Harris and Walker County, Texas.

Tax expense increased by $676,000 for the first nine months of 2004 as compared to the first nine months of 2003, reflecting the changes to net income coupled with changes in various allowable deductions for 2004.

PrimeEnergy Corporation

September 30, 2004

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk on its line of credit, which has variable rates based upon the lenders base rate, as defined, and the London Inter-Bank Offered rate. Based on the weighted average balances outstanding during the first half 2004, a hypothetical 2.5% increase in the applicable interest rates would have increased interest expense for the nine months ended September 30, 2004 by approximately $580,000.

Oil and gas prices have historically been extremely volatile, and have been particularly so in recent years. The Company did not enter into significant hedging transactions during the nine month period ending September 30, 2004. The company had no open hedging transactions at September 30, 2004 or December 31, 2003. Declines in domestic oil and gas prices could have a material adverse effect on the Company's revenues, operating results, estimates of economically recoverable reserves and the net revenue there from.

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

September 30, 2004

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, the Company is party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, management does not expect these matters to have a materially adverse effect on the financial position or results of operations of the Company.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2004, the Company purchased the following shares of common stock as treasury shares.

2004 Month	Number of Shares	Average Price Paid per share	Maximum Number of Shares that May Yet Be Purchsed Under The Plan (1)
January	---	----	478,271
February	15,630	$ 15.39	462,641
March	3,500	$ 14.56	459,141
April	8,992	$ 17.01	450,149
May	15,874	$ 18.08	434,275
June	4,794	$ 18.09	429,481
July	35,952	$ 18.12	393,529
August	2,885	$ 18.09	390,644
September	340	$ 18.11	390,304
	-----------
Total/Average	87,967	$ 17.37
	======

(1) In December 1993, we announced that our board of directors authorized a stock repurchase program whereby we may purchase outstanding shares of our common stock from time-to-time, in open market transactions or negotiated sales. A total of 2,400,000 shares have been authorized, to date, under this program. Through September 30 2004 we repurchased a total of 2,009,696 shares under this program for $11,984,079 at an average price of $5.96 per share. Additional purchases of shares may occur as market conditions warrant. We expect future purchases will be funded with internally generated cash flow or from working capital.

PrimeEnergy Corporation

September 30, 2004

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS AND REPORTS ON FORM 8K

No reports on form 8K were filed by the Company during the nine months ended September 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PrimeEnergy Corporation
(Registrant)

November 12, 2004	/s/ Charles E. Drimal, Jr.
(Date)	------------------------------
Charles E. Drimal, Jr.
President
Principal Executive Officer

November 12, 2004	/s/ Beverly A. Cummings
(Date)	-------------------------------
Beverly A. Cummings
Executive Vice President
Principal Financial and Accounting Officer