Form 10-K
period 2004-12-31
PRIMEENERGY CORP
filed 2005-04-06
CIK 56868

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
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

Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer as defined in Exchange Act Rule 12-b-2

Yes ☐ No ☑

The aggregate market value of the voting stock of the Registrant held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of the last business day of the Registrant’s most recently completed second fiscal quarter, was $26,772,385.

The number of shares outstanding of each class of the Registrant’s Common Stock as of March 28, 2005, was: 3,477,850 shares, Common Stock, $0.10 par value,

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement to be furnished to stockholders in connection with its Annual Meeting of Stockholders to be held in June, 2005, are incorporated by reference in Part III hereof.

PrimeEnergy Corporation

FORM 10-K ANNUAL REPORT
For the Fiscal Year Ended
December 31, 2004

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

     The Company is engaged in the oil and gas business through the acquisition, exploration, development, and production of crude oil and natural gas. The Company’s properties are located primarily in Texas, Oklahoma, West Virginia, the Gulf of Mexico, New Mexico, and Louisiana. The Company, through its wholly-owned subsidiaries Prime Operating Company, Southwest Oilfield Construction Company, Eastern Oil Well Service Company and EOWS Midland Company, acts as operator and provides well servicing support operations for many of the onshore oil and gas wells in which the Company has an interest, as well as for third parties. The Company owns and operates properties in the Gulf of Mexico through its sixty percent owned subsidiary F-W Oil Exploration L.L.C. (“FW”). The Company is also active in the acquisition of producing oil and gas properties through joint ventures with industry partners. The Company’s wholly-owned subsidiary, PrimeEnergy Management Corporation (“PEMC”), acts as the managing general partner of 18 oil and gas limited partnerships (the “Partnerships”) of which two are publicly held, and acts as the managing trustee of two asset and income business trusts (“the Trusts”).

Exploration, Development and Recent Activities

     The Company’s activities include development and exploratory drilling. The Company’s strategy is to develop a balanced portfolio of drilling prospects that includes lower risk wells with a high probability of success and higher risk wells with greater economic potential.

     As of December, 2004, the Company had net capitalized costs related to oil and gas properties of $48 million, including $13 million of properties under evaluation. Total expenditures for the acquisition, exploration and development of the Company’s properties during 2004 was $25 million of which $5.5 million was related to exploration costs expensed during 2004.

     Properties under evaluation include $7.5 million invested in one offshore well completed and tested during the third quarter of 2004, however, early production tests have been inconclusive as to the commercial viability of this prospect. Additional expenditures during 2005 will be required to determine whether production rates and ultimate recoverable reserves are sufficient to warrant the costs of setting a platform and installing production facilities. If this well is determined to be noncommercial, the write off of this investment in 2005 will have a significant negative impact on the Company’s earnings.

     As of December 31, 2004, our offshore properties had net proved reserves of 10.2 BCFE and net capitalized costs of $18.7 million. Approximately 70% of these reserves are undeveloped and will require substantial capital expenditures during 2005. As of March, 2005, the Company has spent approximately $7.8 million drilling four successful wells in the Gulf of Mexico as part of our program to develop these properties. Our offshore drilling budget for 2005 is $10 million and an additional $16 million has been committed to pipeline and facility construction and installation. Production from these wells, depending on flow rates and the timing of the completion of the pipelines and facilities, may add significant gas volumes to the Company’s sales during the fourth quarter of 2005.

     The Company’s offshore properties include a non-operated interest in producing and undeveloped properties in the Breton Sound Block 41 Field. In February 2005, a working interest owner in the field completed the sale of their interest in this asset. The Company has not received an offer to purchase our interest in the field, however, based on the price of this transaction, the Company’s ownership position has an equivalent value of approximately $24 million.

     During 2004, onshore exploration and development expenditures totaled $9.3 million. Spending on projects in our core operating areas for 2005 is budgeted at $15 million. As of March, 2005, the Company has drilled four successful wells, one dry hole and is currently drilling two wells in these areas.

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

     The Company presently owns producing and non-producing properties located primarily in Texas, Oklahoma, West Virginia, the Gulf of Mexico, New Mexico, and Louisiana, and owns a substantial amount of well servicing equipment. The Company does not own any refinery or marketing facilities, and does not currently own or lease any bulk storage facilities or pipelines other than adjacent to and used in connection with producing wells and the interests in certain gas gathering systems. All of the Company’s oil and gas properties and interests are located in the United States.

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

Well Operations

     The Company’s on-shore operations are conducted through a central office in Houston, Texas, and district offices in Houston and Midland, Texas, Oklahoma City, Oklahoma, and Charleston, West Virginia. The Company currently operates 1,542 oil and gas wells, 418 through the Houston office, 158 through the Midland office, 458 through the Oklahoma City office and 497 through the Charleston, West Virginia office. Substantially all of the wells operated by the Company are wells in which the Company has an interest. The Company’s off-shore operations are conducted through FW, also in Houston, Texas.

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

The Partnerships, Trusts and Joint Ventures

     Since 1975, PEMC has acted as managing general partner of various partnerships, trusts and joint ventures.

     PEMC, as managing general partner of the Partnerships and managing trustee of the Trusts, is responsible for all Partnership and Trust activities, including the review and analysis of oil and gas properties for acquisition, the drilling of development wells and the production and sale of oil and gas from productive wells. PEMC also provides administration, accounting and tax preparation for the Partnerships and Trusts. PEMC is liable for all debts and liabilities of the Partnerships and Trusts, to the extent that the assets of a given limited partnership or trust are not sufficient to satisfy its obligations. The Company stopped sponsoring partnerships and trusts in 1992. Today there are only 18 partnerships and two trusts remaining. The aggregate number of limited partners in the Partnerships and beneficial owners of the Trusts now administered by PEMC is approximately 3,730. This number, as well as the number of remaining partnerships noted above, has decreased in recent years as the Company continues to buy back limited partner interests.

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

Oil Purchasers:
Texon Distributing L.P.	26.65%
Plains All American Inc.	29.29%
TEPPCO Crude Oil, L.L.C.	16.20%
LPC Crude Oil, Inc.	16.10%

Gas Purchasers:
Unimark LLC	10.29%

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

     Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”). CERCLA, also known as “Superfund,” imposes liability for response costs and damages to natural resources, without regard to fault or the legality of the original act, on some classes of persons that contributed to the release of a “hazardous substance” into the environment. These persons include the “owner” or “operator” of a disposal site and entities that disposed or arranged for the disposal of the hazardous substances found at the site. CERCLA also authorizes the Environmental Protection Agency (“EPA”) and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. In the course of our ordinary operations, we may generate waste that may fall within CERCLA’s definition of a “hazardous substance.” We may be jointly and severally liable under CERCLA or comparable state statutes for all or part of the costs required to clean up sites at which these wastes have been disposed.

     We currently own or lease properties that for many years have been used for the exploration and production of oil and natural gas. Although we and our predecessors have used operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed or released on, under or from the properties owned or leased by us or on, under or from other locations where these wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose actions with respect to the treatment and disposal or release of hydrocarbons or other wastes were not under our control. These properties and wastes disposed on these properties may be subject to CERCLA and analogous state laws. Under these laws, we could be required:

-	to remove or remediate previously disposed wastes, including wastes disposed or released by prior owners or operators;

-	to clean up contaminated property, including contaminated groundwater; or to perform remedial operations to prevent future contamination.

     At this time, we do not believe that we are associated with any Superfund site and we have not been notified of any claim, liability or damages under CERCLA.

     Oil Pollution Act of 1990. The Oil Pollution Act of 1990, as amended (the “OPA”), and regulations there under impose liability on “responsible parties” for damages resulting from oil spills into or upon navigable waters, ad adjoining shorelines or in the exclusive economic zone of the United States. Liability under OPA is strict, and under certain circumstances joint and several, and potentially unlimited. A “responsible party” includes the owner or operator of an onshore facility and the lessee or permittee of the area in which an offshore facility is located. The OPA also requires the lessee or permittee of the offshore area in which a covered offshore facility is located to establish and maintain evidence of financial responsibility in the amount of $35.0 million ($10.0 million if the offshore facility is located landward of the seaward boundary of a state) to cover liabilities related to an oil spill for which such person is statutorily responsible. The amount of required financial responsibility may be increased above the minimum amounts to an amount not exceeding $150.0 million depending on the risk represented by the quantity or quality of oil that is handled by the facility. We carry insurance coverage to meet these obligations, which we believe is customary for comparable companies in our industry. A failure to comply with OPA’s requirements or inadequate cooperation during a spill response action may subject a responsible party to civil or criminal enforcement actions. We are not aware of any action or event that would subject us to liability under OPA, and we believe that compliance with OPA’s financial responsibility and other operating requirements will not have a material adverse effect on us.

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

     Resource Conservation Recovery Act. RCRA is the principal federal statute governing the treatment, storage and disposal of hazardous wastes. RCRA imposes stringent operating requirements and liability for failure to meet such requirements on a person who is either a “generator” or “transporter” of hazardous waste or an “owner” or “operator” of a hazardous waste treatment, storage or disposal facility. At present, RCRA includes a statutory exemption that allows most oil and natural gas exploration and production waste to be classified as nonhazardous waste. A similar exemption is contained in many of the state counterparts to RCRA. As a result, we are not required to comply with a substantial portion of RCRA’s requirements because our operations generate minimal quantities of hazardous wastes. At various times in the past, proposals have been made to amend RCRA to rescind the exemption that excludes oil and natural gas exploration and production wastes from regulation as hazardous waste. Repeal or modification of the exemption by administrative, legislative or judicial process, or modification of similar exemptions in applicable state statutes, would increase the volume of hazardous waste we are required to manage and dispose of and would cause us to incur increased operating expenses.

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

Employees

     At March 25, 2005, the Company had 190 full-time and 6 part-time employees, 16 of whom were employed by the Company at its principal offices in Stamford, Connecticut, 20 in Houston, Texas, at the offices of Prime Operating Company, Eastern Oil Well Service Company, EOWS Midland Company and F-W Oil Exploration L.L.C., and 160 employees who were primarily involved in the district operations of the Company in Houston and Midland, Texas, Oklahoma City, Oklahoma and Charleston, West Virginia.

Item 2. PROPERTIES.

     The Company’s executive offices are located in leased premises at One Landmark Square, Stamford, Connecticut. The executive offices of Prime Operating Company, Eastern Oil Well Service Company, EOWS Midland Company and F-W Oil Exploration L.L.C. are located in leased premises in Houston, Texas, and the offices of Southwest Oilfield Construction Company are in Oklahoma City, Oklahoma.

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

     The following table sets forth the exploratory and development drilling experience with respect to wells in which the Company participated during the five years ended December 31, 2004.

	2004		2003		2002		2001		2000
	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Exploratory:
Oil	2	.400	—	—	1	1	1	1.000	—	—
Gas	10	2.850	4	1.565	1	.25	1	.602	3	1.279
Dry	4	1.594	6	1.400	4	2.50	—	—	2	.276
Development:
Oil	—	—	6	2.561	2	1.25	1	.500	—	—
Gas	7	3.993	8	4.478	10	7.59	7	4.926	7	4.134
Dry	2	1.594	1	.500	6	5.30	2	1.585	—	—
Total:
Oil	2	.400	6	2.56	3	2.25	2	1.500	—	—
Gas	17	6.843	12	6.042	11	7.84	8	5.528	10	5.413
Dry	6	2.722	7	1.900	10	7.80	2	1.585	2	.276

	25	9.965	25	10.504	24	17.89	12	8.613	12	5.689

Oil and Gas Production

     As of December 31, 2004, the Company had ownership interests in the following numbers of gross and net producing oil and gas wells and gross and net producing acres (1).

	Gross	Net
Producing wells (1)
Oil Wells	851	320.99
Gas Wells	1,149	399.47
Producing Acres	263,841	92,539

(1)	A gross well or gross acre is a well or an acre in which a working interest is owned. A net well or net is the sum of the fractional revenue interests owned in gross wells or gross acres. Wells are classified by their primary product. Some wells produce both oil and gas.

     The following table shows the Company’s net production of crude oil and natural gas for each of the five years ended December 31, 2004. “Net” production is net after royalty interests of others are deducted and is determined by multiplying the gross production volume of properties in which the Company has an interest by percentage of the leasehold, mineral or royalty interest owned by the Company.

	2004	2003	2002	2001	2000
Oil (barrels)	371,000	370,000	321,000	306,000	298,000
Gas (Mcf)	5,138,000	3,991,000	3,540,000	3,764,000	3,930,000

     The following table sets forth the Company’s average sales price per barrel of crude oil and average sales prices per one thousand cubic feet (“Mcf”) of gas, together with the Company’s average production costs per unit of production for the five years ended December 31, 2004.

	2004	2003	2002	2001	2000
Average sales price per barrel	$40.45	28.90	23.37	24.92	28.34
Average sales price Per Mcf	$5.64	4.80	3.06	4.08	3.76
Average production costs per net equivalent barrel (1)	$12.17	12.42	11.80	11.88	9.57

(1)	Net equivalent barrels are computed at a rate of 6 Mcf per barrel.

Undeveloped Acreage

     The following table sets forth the approximate gross and net undeveloped acreage in which the Company has leasehold, mineral and royalty interests as of December 31, 2004. “Undeveloped acreage” is that acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves.

	Leasehold		Mineral		Royalty
	Interests		Interests		Interests
	Gross	Net	Gross	Net	Gross	Net
State	Acres	Acres	Acres	Acres	Acres	Acres
Colorado			799	23
Gulf of Mexico	95,225	54,489
Montana			13,984	59	786	5
Nebraska			2,553	331
North Dakota			640	1
Oklahoma	5,011	2,938	320	1
Texas	18,838	8,518	680	16
Wyoming	1,000	125	5,043	35	14	35

TOTAL	120,074	66,070	24,019	466	926	40

Reserves

     The Company’s interests in proved developed and undeveloped oil and gas properties have been evaluated by Ryder Scott Company, L.P. for each of the five years ended December 31, 2004. All of the Company’s reserves are located within the continental United States. The following table summarizes the Company’s oil and gas reserves at each of the respective dates (figures rounded):

	Reserve Category
	Proved Developed		Proved Undeveloped		Total
As of	Oil	Gas	Oil	Gas	Oil	Gas
12-31	(bbls)	(Mcf)	(bbls)	(Mcf)	(bbls)	(Mcf)
2000	2,362,000	27,029,000	—	—	2,362,000	27,029,000
2001	1,996,000	24,266,000	—	453,000	1,996,000	24,719,000
2002	2,319,000	29,917,000	—	—	2,319,000	29,917,000
2003	2,865,000	34,045,000	40,000	4,960,000	2,905,000	39,005,000
2004	2,926,000	37,728,000	6,000	7,142,000	2,932,000	44,870,000

     The estimated future net revenue (using current prices and costs as of those dates, exclusive of income taxes) and the present value of future net revenue (at a 10% discount for estimated timing of cash flow) for the Company’s proved developed and proved undeveloped oil and gas reserves at the end of each of the five years ended December 31, 2004, are summarized as follows (figures rounded):

	Proved Developed		Proved Undeveloped		Total
		Present Value		Present Value		Present Value
As of	Future Net	Of Future	Future Net	Of Future	Future Net	Of Future
12-31	Revenue	Net Revenue	Revenue	Net Revenue	Revenue	Net Revenue
2000	$199,376,000	113,137,000	—	—	199,376,000	113,137,000
2001	$41,086,000	24,653,000	957,000	629,000	42,043,000	25,282,000
2002	$97,600,000	56,855,000	—	—	97,600,000	56,855,000
2003	$141,194,000	85,695,000	22,891,000	17,401,000	164,085,000	103,096,000
2004	$177,916,000	107,116,000	33,484,000	26,796,000	211,400,000	133,912,000

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

     The spot price for gas at December 31, 2004 and 2003 was $6.18 and $5.97 per MMBTU, respectively. The range of spot prices during the year 2004 was a low of $ 4.39 and a high of $7.96 and the average was $5.87. The range during the first quarter of 2005 has been from $ 5.56 to $ 7.19 with an average of $6.38. The recent futures market prices have traded above $7.00 per MMBTU.

     The NYMEX price for oil at December 31, 2004 and 2003 was $43.45 and $32.55 per barrel, respectively. The range of NYMEX prices during the year 2004 was a low of $32.48 and a high of $55.17 and the average was $41.31. Range during the first quarter of 2005 has been from $ 42.12 to $56.72 with an average of $ 49.79. The recent futures market prices have fluctuated around $ 54.00.

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

     Since January 1, 2005, the Company has not filed any estimates of its oil and gas reserves with, nor were any such estimates included in any reports to, any federal authority or agency, other than the Securities and Exchange Commission, except Form EIA-23, Annual Survey of Domestic Oil and Gas Reserves, filed with The Energy Information Administration of the U.S. Department of Energy.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted during the fourth quarter of the fiscal year ended December 31, 2004 to a vote of the Company’s security-holders through the solicitation of proxies or otherwise.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     The Company’s Common Stock is traded in the NASDAQ Stock Market, trading symbol “PNRG”. The high and low bid quotations for each quarterly period during the two years ended December 31, 2004, were as follows:

2004	High	Low
First Quarter	$15.15	$15.05
Second Quarter	$18.16	$17.91
Third Quarter	$19.21	$19.06
Fourth Quarter	$19.64	$18.61

2003	High	Low
First Quarter	$9.43	$8.00
Second Quarter	$9.70	$8.05
Third Quarter	$10.56	$9.50
Fourth Quarter	$14.61	$9.43

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

     The number of record holders of the Company’s Common Stock as of March 25, 2005 was 976.

     No dividends have been declared or paid during the past two years on the Company’s Common Stock. Provisions of the Company’s line of credit agreement restrict the Company’s ability to pay dividends. Such dividends may be declared out of funds legally available therefore, when and as declared by the Company’s Board of Directors.

Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

			Maximum Number of
			Shares that May Yet
		Average Price Paid	Be Purchased Under The
2004 Month	Number of Shares	per share	Plan (1)
January	—	—	478,271
February	15,630	$ 15.39	462,641
March	3,500	$ 14.56	459,141
April	8,992	$ 17.01	450,149
May	15,874	$ 18.08	434,275
June	4,794	$ 18.09	429,481
July	35,952	$ 18.12	393,529
August	2,885	$ 18.09	390,644
September	340	$ 18.11	390,304
October	10,600	$ 18.48	379,704
November	12,438	$ 19.56	367,266
December	25,972	$ 19.51	341,294

Total/Average	136,977	$ 18.06

     (1) In December 1993, we announced that our Board of Directors authorized a stock repurchase program whereby we may purchase outstanding shares of our common stock from time-to-time, in open market transactions or negotiated sales. A total of 2,400,000 shares have been authorized, to date, under this program. Through December 31, 2004 we repurchased a total of 2,058,706 shares under this program for $12,929,848 at an average price of $6.28 per share. Additional purchases of shares may occur as market conditions warrant. We expect future purchases will be funded with internally generated cash flow or from working capital.

Item 6. SELECTED FINANCIAL DATA

     The following table summarizes certain selected financial data to highlight significant trends in the Company’s financial condition and results of operations for the periods indicated. The selected financial data should be read in conjunction with the Financial Statements and related notes included elsewhere in this Report.

	2004	2003	2002	2001	2000
Revenues	$62,428,000	46,719,000	34,186,000	42,408,000	39,182,000
Income from operations	$10,223,000	8,047,000	2,168,000	6,968,000	6,148,000
Net income	$7,275,000	5,702,000	1,757,000	5,413,000	5,365,000
Income per common share	$2.04	1.56	0.47	1.39	1.26
Diluted net income per common share	$1.70	1.31	0.40	1.18	1.08
Net cash provided by operations	$26,995,000	19,622,000	9,644,000	12,313,000	11,498,000
Total assets	$69,926,000	58,255,000	44,887,000	35,816,000	35,094,000
Long-term obligations	$30,290,000	26,925,000	23,734,000	16,958,000	18,213,000
Cash dividends	None	None	None	None	None

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion should be read in conjunction with the financial statements of the Company and notes thereto. The Company’s subsidiaries are defined in Note 1 of the financial statements.

Liquidity And Capital Resources:

     Cash flow provided by operations for the year ended December 31, 2004, increased by $5 million, compared to the prior year, primarily due to a 18.5% increase in production and an increase in oil and gas prices throughout the entire year, combined with changes in our working capital accounts. We expect sufficient cash flow to be provided by operations during 2005 because of higher projected production from new properties, combined with oil and gas prices consistent with 2004 and steady operating, general and administrative, interest and financing costs.

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

     We expect to continue to make significant capital expenditures over the next several years as part of our long-term growth strategy. We have budgeted $25 million for drilling expenditures in 2005. We project that we will spend $10 million in the Gulf of Mexico and $15 million on onshore wells. In addition, we have committed approximately $16 million for offshore pipelines and production facilities.

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

     The Company has in place both a stock repurchase program and a limited partnership interest repurchase program. Spending under these programs in 2004 was $4.5 million. The Company expects to expend a similar amount in 2005.

     Effective March 2005, we agreed with our lenders to increase the Company’s borrowing base to $41,000,000. As of March 31, 2005, $21,500,000 was borrowed under the facility. The banks review the borrowing base semi-annually and, at their discretion, may decrease or propose an increase to the borrowing base relative to a redetermined estimate of proved oil and gas reserves. Our oil and gas properties are pledged as collateral for the line of credit and we are subject to certain financial covenants defined in the agreement. We are currently in compliance with these financial covenants. If we do not comply with these covenants on a continuing basis, the lenders have the right to refuse to advance additional funds under the facility and/or declare all principal and interest immediately due and payable.

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

Results of Operations:

     2004 as compared to 2003

     The Company had net income of $7,275,000 in 2004 as compared to $5,702,000 in 2003.

     Oil and gas sales were $ 43,967,000 in 2004 as compared to $29,855,000 in 2003. A chart summarizing oil and gas production and revenue is presented below.

	2004	2003	Increase (Decrease)
Barrels of Oil Produced	371,000	370,000	1,000
Average Price Received	$40.45	$28.90	$11.55

Oil Revenue	$15,006,000	$10,693,000	$4,313,000

Mcf of Gas Produced	5,138,000	3,991,000	1,147,000

Average Price Received	$5.64	$4.80	$0.84

Gas Revenue	$28,961,000	$19,162,000	$9,799,000

Total Oil & Gas Revenue	$43,967,000	$29,855,000	$14,112,000

     Field Service Revenue increased 9% to $11,965,000 in 2004 from $11,013,000 in 2003. This increase reflects higher utilization of equipment during 2004 combined with an upward trend in rates during the fourth quarter of 2004.

     Lease operating expenses increased by 17% to $14,939,000 in 2004 as compared to $12,783,000 in 2003. The difference is attributable to production taxes related to higher prices combined with costs on properties added during 2004 and repairs made to marginal wells currently economic due to higher product price levels.

     General and administrative expenses increased to $7,536,000 in 2004 as compared to $6,995,000 in 2003. This increase reflects the addition of FW’s costs for the full year and increased ownership in the Partnerships.

     Depreciation and depletion of oil and gas properties increased to $11,021,000 in 2004 from $6,283,000 in 2003. This increase is related to the additional capital expended during 2003 and 2004 combined with increased production.

     Exploration costs in 2004 of $5,499,000 consist of dry hole expenditures and certain geological, geophysical and seismic costs. Dry hole costs of $4,656,000 during 2004 were attributable to the drilling of one offshore well and three wells onshore. Exploration costs of $519,000 were incurred during 2003 drilling seven dry holes.

     Interest expense increased to $1,136,000 in 2004 from $880,000 in 2003 due to increased average outstanding debt. The average interest rates paid on outstanding borrowings during 2004 and 2003 were 3.91% and 3.84%, respectively. As of December 31, 2004 and 2003, the total outstanding borrowings were $29,900,000 and $27,280,000, respectively.

     Income tax expense of $3,023,000 in 2004 represents a 29% effective rate as compared to the effective rate of 30% in 2003. Current tax expense in 2004 was $453,000 with the remainder being attributable to an increase in the Company’s deferred tax liability.

     The primary reason that the Company’s federal tax expense for 2004 is well below the statutory rate is that the Company is allowed to deduct currently, rather than capitalize, intangible drilling costs as incurred. The current deduction of these costs, which are capitalized for financial accounting purposes, is also the primary reason for the increase in the Company’s deferred tax liability between 2003 and 2004.

     2003 as compared to 2002

     The Company had net income of $5,702,000 in 2003 as compared to $1,757,000 in 2002.

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

     Field Service Revenue increased to $11,013,000 in 2003 from $9,891,000 in 2002. This increase reflects higher utilization of equipment during 2003.

     Lease operating expenses increased by 25% to $12,783,000 in 2003 as compared to $10,210,000 in 2002. The difference is attributable to production taxes related to higher prices combined with costs on properties added during 2003 and repairs made to marginal wells currently economic due to higher product price levels.

     General and administrative expenses increased to $6,995,000 in 2003 as compared to $6,007,000 in 2002 . This increase reflects the addition of FW’s costs and increased ownership in the Partnerships offset by savings related to reduced personnel costs in the Connecticut office

     Depreciation and depletion of oil and gas properties increased by 57% to $6,283,000 in 2003 from $3,988,000 in 2002. This increase is related to the additional capital costs expended in 2003 combined with increased production.

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

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is exposed to interest rate risk on its line of credit, which has variable rates based upon the lenders base rate, as defined, and the London Inter-Bank Offered rate. Based on the balance outstanding at December 31, 2004 a hypothetical 2.5% increase in the applicable interest rates would increase interest expense by approximately $727,000.

     Oil and gas prices have historically been extremely volatile, and have been particularly so in recent years. The Company did not enter into significant hedging transactions during 2004, and had no open hedging transactions at December 31, 2004. Declines in domestic oil and gas prices could have a material adverse effect on the Company’s revenues, operating results, estimates of economically recoverable reserves and the net revenue there from.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements and supplementary information included in this Report are described in the Index to Financial statements at Page F-1 of this Report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

Item 9A. INTERNAL CONTROLS AND PROCEDURES.

(a)  Evaluation of disclosure controls and procedures.

     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this Annual Report on Form 10-K. The evaluation included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

     Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)  Changes in internal control over financial reporting.

     There were no changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     Management is currently in the process of comprehensively documenting and further analyzing our system of internal control over financial reporting. We are in the process of designing enhanced processes and controls to address any issues identified through this review. We plan to continue this initiative as well as prepare for our first management report on internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 for the annual period ending December 31, 2006, which may result in changes to our internal control over financial reporting.

Item 9B. OTHER INFORMATION

     No information was required to be disclosed by Registrant in a report on Form 8-K during the fourth quarter of the year covered by this Report.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to the Company’s Directors, nominees for Directors and executive officers is included in the Company’s definitive proxy statement relating the Company’s Annual Meeting of Stockholders to be held in June, 2005, which will be filed with the U.S. Securities and Exchange Commission within 120 days of December 31, 2004 and which is incorporated herein by reference..

Item 11. EXECUTIVE COMPENSATION.

     Information relating to executive compensation is included in the Company’s definitive proxy statement relating to the Company’s Annual Meeting of Stockholders to be held in June, 2005, which will be filed with the U.S. Securities and Exchange Commission within 120 days of December 31, 2004 and which is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     Information relating to security ownership of certain beneficial owners and management is included in the Company’s definitive proxy statement relating the Company’s Annual Meeting of Stockholders to be held in June, 2005 which will be filed with the U.S. Securities and Exchange Commission within 120 days of December 31, 2004 and which is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

     Information relating to certain transactions by Directors and executive officers of the Company is included in the Company’s definitive proxy statement relating the Company’s Annual Meeting of Stockholders to be held in June, 2005, which will be filed with the U.S. Securities and Exchange Commission within 120 days of December 31, 2004 and which is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     Information relating to principal accountant fees and services is included in the Company’s definitive proxy statement relating to the Company’s Annual Meeting of Stockholders to be held in June, 2005, which will be filed with the U.S. Securities and Exchange Commission within 120 days of December 31, 2004 and which is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

     The following documents are filed as part of this Report:

     1. Financial statements (Index to Financial Statements at page F-1 of this Report)

     2. Financial Statement Schedules (Index to Financial Statements – Supplementary Information)

     3. Exhibits

3.1	Restated Certificate of Incorporation of PrimeEnergy Corporation (filed herewith)

3.2	Bylaws of PrimeEnergy Corporation (filed herewith)

10.3.1	Adoption Agreement #003 dated 4/23/2002, MassMutual Life Insurance Company Flexinvest Prototype Non-Standardized 401(k) Profit-Sharing Plan; EGTRRA Amendment to the PrimeEnergy employees 401(k) Savings Plan; MassMutual Retirement Services Flexinvest Defined Contribution Prototype Plan; Protected Benefit Addendum; Addendum to the Administrative Services Agreement Loan Agreement; Addendum to Administrative Services Agreement GUST Restatement Provisions; General Trust Agreement (Incorporated by reference to Exhibit 10.3.1 of PrimeEnergy Corporation form 10-K for the year ended December 31, 2002) (1)

10.18	Composite copy of Non-Statutory Option Agreements (filed herewith)

10.22	Credit Agreement dated as of December 19, 2002 between PrimeEnergy Corporation, PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, EOWS Midland Company and Guaranty Bank , FSB (incorporated by reference to Exhibit 10.22 of PrimeEnergy Corporation 10-K for the year ended December 31, 2002)

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K. continued

10.22.1	First Amendment to Credit Agreement effective as of June 1, 2003 between PrimeEnergy Corporation, PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, EOWS Midland Company and Guaranty Bank , FSB (Incorporated by reference to Exhibit 10.22.1 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2003)

10.22.2	Second Amendment to Credit Agreement effective as of September 22,2003 between PrimeEnergy Corporation, PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, EOWS Midland Company, F-W Oil Exploration Company L.L.C. and Guaranty Bank , FSB (Incorporated by reference to exhibit 10.2.2 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2003)

10.22.3	Third Amendment to Credit Agreement effective as of February 17, 2004, between PrimeEnergy Corporation, PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, EOWS Midland Company, F-W Oil Exploration Company, L.L.C. and Guaranty Bank, FSB (filed herewith)

10.22.4	Fourth Amendment to Credit Agreement effective as of December 28, 2004, between PrimeEnergy Corporation, PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, EOWS Midland Company and Guaranty Bank, FSB (filed herewith)

10.23	Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production from PrimeEnergy Corporation and PrimeEnergy Management Corporation for the benefit of Guaranty Bank, FSB (Incorporated by reference to Exhibit 10.23 of PrimeEnergy Corporation 10-K for the year ended December 31, 2002)

10.23.1	Mortgage, Deed of Trust, Security Agreement, Financing Statements and Assignment of Production effective as of September 22, 2003, by and among F-W Oil Exploration L.L.C., PrimeEnergy Corporation, PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, EOWS Midland Company and Southwest Oilfield Construction Company for benefit of Guaranty Bank, FSB (Incorporated by reference to exhibit 10.23.1 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2003)

10.24	Act of Mortgage and Security Agreement, by PrimeEnergy Corporation and PrimeEnergy Management Corporation to Guaranty Bank, FSB (Incorporated by reference to Exhibit 10.24 of PrimeEnergy Corporation 10-K for the year ended December 31, 2002)

10.25	Credit Agreement dated December 28, 2004, between F-W Oil Exploration L.L.C. and Guaranty Bank, FSB (filed herewith)

10.26.1	Security Agreement dated December 28, 2004, between F-W Oil Exploration L.L. C. and Guaranty Bank, FSB (filed herewith)

10.26.2	Ratification of and Amendment to Act of Mortgage and Security Agreement effective December 28, 2004,by F-W Oil Exploration L.L.C. for the benefit of Guaranty Bank, FSB (filed herewith)

10.26.3	Ratification of and Amendment to Mortgage, Deed of Trust, Security Agreement, Financing Statement, Fixture Filing and Assignment of Production by F-W Oil Exploration L.L.C. for the benefit of Guaranty Bank, FSB (filed herewith)

21	Subsidiaries (filed herewith)

23	Consent of Ryder Scott & Company L.P. Company (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as

amended (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 2005.

PrimeEnergy Corporation

By:	/s/ CHARLES E. DRIMAL, JR

Charles E. Drimal, Jr.
President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 31st day of March, 2005.

/s/ CHARLES E. DRIMAL, JR.	Director and President;
The Principal Executive Officer
Charles E. Drimal, Jr.

/s/ BEVERLY A. CUMMINGS	Director, Vice President and Treasurer;
The Principal Financial and Accounting
Beverly A. Cummings	Officer

/s/ MATTHIAS ECKENSTEIN		/s/ CLINT HURT
	Director		Director
Matthias Eckenstein		Clint Hurt

/s/ H. GIFFORD FONG		/s/ JAN K. SMEETS
	Director		Director
H. Gifford Fong		Jan K. Smeets

/s/ THOMAS S.T. GIMBEL		/s/ GAINES WEHRLE
	Director		Director
Thomas S.T. Gimbel		Gaines Wehrle

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements

Consolidated Balance Sheets — December 31, 2004 and 2003	F-3

Consolidated Statements of Operations — for the years ended December 31, 2004, 2003 and 2002	F-5

Consolidated Statement of Stockholders’ Equity — for the years ended December 31, 2004, 2003 and 2002	F-6

Consolidated Statements of Cash Flows — for the years ended December 31, 2004, 2003 and 2002	F-7

Notes to Consolidated Financial Statements	F-8

Supplementary Information:

Capitalized Costs Relating to Oil and Gas Producing Activities, years ended December 31, 2004, 2003 and 2002	F-19

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities, years ended December 31, 2004, 2003 and 2002	F-19

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves, years ended December 31, 2004, 2003 and 2002	F-20

Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil an Gas Reserves, years ended December 31, 2004, 2003 and 2002	F-21

Reserve Quantity Information, years ended December 31, 2004, 2003 and 2002	F-22

Results of Operations from Oil and Gas Producing Activities, years ended December 31, 2004, 2003 and 2002	F-23

Notes to Supplementary Information	F-24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
     PrimeEnergy Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of PrimeEnergy Corporation and Subsidiaries (the Corporation) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31 2004, 2003 and 2002. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PrimeEnergy Corporation and Subsidiaries as of December 31, 2004 and 2003, and the consolidated results of its operations and cash flows for the years ended December 31, 2004, 2003 and 2002 in conformity with U.S generally accepted accounting principles.

PUSTORINO, PUGLISI & CO., LLP
New York, New York
March 30, 2005

PRIMEENERGY CORPORATION and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, December 31, 2004 and 2003

	2004	2003
ASSETS:
Current assets:
Cash and cash equivalents	$6,476,000	$3,891,000
Restricted cash and cash equivalents	1,864,000	1,479,000
Accounts receivable, net	8,694,000	7,108,000
Due from related parties	—	209,000
Prepaid expenses	447,000	336,000
Other current assets	433,000	297,000
Deferred income taxes	409,000	374,000

Total current assets	18,323,000	13,694,000

Property and equipment, at cost :
Proved oil and gas properties at cost	95,018,000	91,012,000
Unproved oil and gas properties at cost	13,149,000	3,091,000
Less, accumulated depletion and depreciation	(60,098,000)	(53,196,000)

	48,069,000	40,907,000

Field and office equipment	9,610,000	9,389,000
Less, accumulated depreciation	(6,307,000)	(5,964,000)

	3,303,000	3,425,000

Total net property and equipment	51,372,000	44,332,000

Other assets	231,000	229,000

Total assets	$69,926,000	$58,255,000

The accompanying notes are an integral part of the consolidated financial statements.

PRIMEENERGY CORPORATION and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, December 31, 2004 and 2003

	2004	2003
LIABILITIES and STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$9,929,000	$8,528,000
Current portion of other long-term obligations	12,000	692,000
Accrued liabilities:
Payroll, Benefits, Interest and Other	3,228,000	3,504,000
Due to related parties	600,000	933,000

Total current liabilities	13,769,000	13,657,000
Long-term bank debt	29,900,000	26,613,000
Other long-term obligations	—	12,000
Asset retirement obligations	390,000	300,000
Deferred income taxes	7,630,000	4,237,000

Total liabilities	51,689,000	44,819,000

Stockholders’ equity:
Preferred stock, $.10 par value, authorized 5,000,000 shares; none issued	—	—
Common stock, $.10 par value, authorized 10,000,000 shares; issued 7,694,970 in 2004 and 2003	769,000	769,000
Paid in capital	11,024,000	11,024,000
Retained earnings	22,653,000	15,378,000

	34,446,000	27,171,000
Treasury stock, at cost 4,202,745 common shares in 2004 and 4,065,768 in 2003	(16,209,000)	(13,735,000)

Total stockholders’ equity	18,237,000	13,436,000

Total liabilities and stockholders’ equity	$69,926,000	$58,255,000

The accompanying notes are an integral part of the consolidated financial statements.

PRIMEENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS of OPERATIONS

for the years ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Revenue:
Oil and gas sales	$43,967,000	$29,855,000	$18,330,000
Field service revenue	11,965,000	11,013,000	9,891,000
Administrative overhead fees	6,317,000	5,723,000	5,588,000
Gains/(losses) on derivative instruments net	—	(52,000)	(113,000)
Interest and other income	179,000	180,000	490,000

	62,428,000	46,719,000	34,186,000

Costs and expenses:
Lease operating expense	14,939,000	12,783,000	10,210,000
Field service expense	10,939,000	9,970,000	8,910,000
Depreciation, depletion and amortization	12,156,000	7,525,000	5,231,000
General and administrative expense	7,536,000	6,995,000	6,007,000
Exploration costs	5,499,000	519,000	894,000
Interest expense	1,136,000	880,000	766,000

	52,205,000	38,672,000	32,018,000

Income from operations	10,223,000	8,047,000	2,168,000
Other income:
Gain on sale and exchange of assets	75,000	101,000	32,000

Income before provision for income taxes	10,298,000	8,148,000	2,200,000
Provision for income taxes	3,023,000	2,446,000	443,000

Net income	$7,275,000	$5,702,000	$1,757,000

Basic net income per common share	$2.04	$1.56	$0.47
Diluted net income per common share	$1.70	$1.31	$0.40

The accompanying notes are an integral part of the consolidated financial statements.

PRIMEENERGY CORPORATION and SUBSIDIARIES

CONSOLIDATED STATEMENT of STOCKHOLDERS’ EQUITY

for the years ended December 31, 2004, 2003 and 2002

			Additional
	Common Stock		Paid In	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total
Balance at December 31, 2001	7,694,970	$769,000	$11,024,000	$7,919,000	$(12,349,000)	$7,363,000
Purchased 92,862 shares of common stock					(745,000)	(745,000)
Net income				1,757,000		1,757,000

Balance at December 31, 2002	7,694,970	$769,000	$11,024,000	$9,676,000	$(13,094,000)	$8,375,000
Purchased 63,804 shares of common stock					(641,000)	(641,000)
Net income				5,702,000		5,702,000

Balance at December 31, 2003	7,694,970	$769,000	$11,024,000	$15,378,000	$(13,735,000)	$13,436,000
Purchased 136,977 shares of common stock					(2,474,000)	(2,474,000)
Net income				7,275,000		7,275,000

Balance at December 31, 2004	7,694,970	$769,000	$11,024,000	$22,653,000	$(16,209,000)	$18,237,000

The accompanying notes are an integral part of the consolidated financial statements.

PRIMEENERGY CORPORATION and SUBSIDIARIES

CONSOLIDATED STATEMENT of CASH FLOWS

for the years ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Cash flows from operating activities:
Net income	$7,275,000	$5,702,000	$1,757,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	12,156,000	7,525,000	5,231,000
Dry hole and abandonment costs	5,499,000	519,000	894,000
Gain on sale of properties	(75,000)	(101,000)	(32,000)
Provision for deferred income taxes	3,358,000	1,580,000	243,000
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(1,586,000)	(2,982,000)	(328,000)
(Increase) decrease in due from related parties	209,000	4,562,000	153,000
(Increase) decrease in other assets	(137,000)	3,000	682,000
(Increase) decrease in prepaid expenses	(111,000)	(97,000)	(175,000)
Increase (decrease) in accounts payable	1,016,000	1,699,000	736,000
Increase (decrease) in accrued liabilities	(276,000)	1,712,000	(19,000)
Increase (decrease) in due to related parties	(333,000)	(500,000)	502,000

Net cash provided by operating activities	26,995,000	19,622,000	9,644,000

Cash flows from investing activities
Proceeds from sale of properties and equipment	75,000	101,000	32,000
Additions to property and equipment	(24,696,000)	(19,835,000)	(14,442,000)

Net cash used in investing activities	(24,621,000)	(19,734,000)	(14,410,000)

Cash flows from financing activities
Purchase of stock for treasury	(2,474,000)	(641,000)	(745,000)
Repayment of long-term bank debt and other long-term obligations	(29,837,000)	(43,679,000)	(43,260,000)
Increase in long-term bank debt and other long-term obligations	32,522,000	46,437,000	50,572,000

Net cash provided by (used in) financing activities	211,000	2,117,000	6,567,000

Net increase (decrease) in cash	2,585,000	2,005,000	1,801,000

Cash and cash equivalents, beginning of year	3,891,000	1,886,000	85,000

Cash and cash equivalents, end of year	$6,476,000	$3,891,000	$1,886,000

Supplemental disclosures:
Income taxes paid during the year	$—	$83,500	$—
Net income tax refunds received during the year	$172,000	$—	$745,000
Interest paid during the year	$953,000	$880,000	$766,000

Supplemental information of noncash investing and financing activities:

In 2002, the Company recorded capital lease obligations in the amount of $59,000.

The accompanying notes are an integral part of the consolidated financial statements.

PRIMEENERGY CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Operations and Significant Accounting Policies

Nature of Operations:

PrimeEnergy Corporation (“PEC”), a Delaware corporation, was organized in March 1973. The Company is engaged in the development, acquisition and production of oil and natural gas properties. The Company owns leasehold, mineral and royalty interests in producing and non-producing oil and gas properties across the United States, including Colorado, Kansas, Louisiana, Mississippi, Montana, Nebraska, New Mexico, North Dakota, Oklahoma, Texas, Utah, West Virginia and Wyoming and the Gulf of Mexico. The Company operates 1,533 wells and owns non-operating interests in over 770 additional wells. Additionally, the Company provides well-servicing support operations, site-preparation and construction services for oil and gas drilling and reworking operations, both in connection with the Company’s activities and providing contract services for third parties. The Company is publicly traded on the NASDAQ under the symbol “PNRG”.

PEC owns Eastern Oil Well Service Company (“EOWSC”), EOWS Midland Company (“EMID”) and Southwest Oilfield Construction Company (“SOCC”), all of which perform oil and gas field servicing. PEC also owns Prime Operating Company (“POC”), which serves as operator for most of the producing oil and gas properties owned by the Company and affiliated entities. During 2003 PEC acquired a sixty percent interest in F-W Oil Exploration LLC, (“FW”), which owns and operates properties in the Gulf of Mexico. PrimeEnergy Corporation and its subsidiaries are herein referred to as the “Company.” PrimeEnergy Management Corporation (“PEMC”), a wholly-owned subsidiary, acts as the managing general partner, providing administration, accounting and tax preparation services for 18 private and publicly-held limited partnerships and 2 trusts (collectively, the “Partnerships”). During the course of 2003 PrimeEnergy dissolved 20 private limited partnerships.

The markets for the Company’s products are highly competitive, as oil and gas are commodity products and prices depend upon numerous factors beyond the control of the Company, such as economic, political and regulatory developments and competition from alternative energy sources.

Consolidation and Presentation:

The consolidated financial statements include the accounts of PrimeEnergy Corporation, its subsidiaries and the Partnerships, using the proportionate consolidation method, whereby our proportionate share of each entity’s assets, liabilities, revenue and expenses are included in the appropriate classifications in the consolidated financial statements. Inter-company balances and transactions are eliminated in preparing the consolidated financial statements. Certain 2002 and 2003 amounts have been reclassified where appropriate to conform with the 2004 presentation. These reclassifications had no effect on the Company’s net income (loss) or stockholders’ equity.

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

PRIMEENERGY CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Standards:

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

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS 123R revises SFAS 123, “Accounting for Stock-Based Compensation”, and focuses on accounting for share-based payments for services by employer to employee. The statement requires companies to expense the fair value of employee stock options and other equity-based compensation at the grant date. The statement does not require a certain type of valuation model and either a binomial or Black-Scholes model may be used.

PRIMEENERGY CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS

The provisions of SFAS 123R are effective for financial statements for fiscal periods ending after June 15, 2005. We are currently evaluating the method of adoption and the impact on our operating results. Our future cash flows will not be impacted by the adoption of this standard.

In February 2005, the FASB released for public comment proposed Staff Position FAS 19-a “Accounting for Suspended Well Costs.” This proposed staff position would amend FASB Statement No. 19 “Financial Accounting and Reporting by Oil and Gas Producing Companies” and provides guidance about exploratory well costs to companies who use the successful efforts method of accounting. The proposed position states that exploratory well costs should continue to be capitalized if: 1) a sufficient quantity of reserves are discovered in the well to justify its completion as a producing well and 2) sufficient progress is made in assessing the reserves and the well’s economic and operating feasibility. If the exploratory well costs do not meet both of these criteria, these costs should be expensed, net of any salvage value. Additional disclosures are required to provide information about management’s evaluation of capitalized exploratory well costs. In addition, the Staff Position requires the disclosure of: 1) net changes from period to period of capitalized exploratory well costs for wells that are pending the determination of proved reserves, 2) the amount of exploratory well costs that have been capitalized for a period greater than one year after the completion of drilling and 3) an aging of exploratory well costs suspended for greater than one year with the number of wells it related to. Further, the disclosures should describe the activities undertaken to evaluate the reserves and the projects, the information still required to classify the associated reserves as proved and the estimated timing for completing the evaluation.

2.	Significant Acquisitions, Dispositions and Property Activity

As more fully described in Note 7, the Company is committed to offer to repurchase the interests of the partners and trust unit holders in certain of the Partnerships. The Company purchased such interests in an amount totaling $ 2,038,305 in 2004, $695,673 in 2003 and $1,203,500 in 2002. The Company’s proportionate share of assets, liabilities and results of operations related to the interests in the Partnerships are included in the consolidated financial statements.

Properties under evaluation include $7.5 million invested in one offshore well completed and tested during the third quarter of 2004, however, early production tests have been inconclusive as to the commercial viability of this prospect. Additional expenditures during 2005 will be required to determine whether production rates and ultimate recoverable reserves are sufficient to warrant the costs of setting a platform and installing production facilities.

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

3.	Accounts Receivable

Accounts receivable at December 31, 2004 and 2003 consisted of the following:

	December 31,
	2004	2003
Joint interest billing	$1,048,000	$1,174,000
Trade receivables	1,728,000	1,607,000
Oil and gas sales	6,181,000	3,878,000
Other	324,000	906,000

	9,281,000	7,565,000
Less: allowance for doubtful accounts	(587,000)	(457,000

Total	$8,694,000	$7,108,000

PRIMEENERGY CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS

4.	Other Current Assets

Other current assets at December 31, 2004 and 2003 consisted of the following:

	December 31,
	2004	2003
Field service inventory	$375,000	$278,000
Other	58,000	19,000

	$433,000	$297,000

5.	Long-Term Bank Debt

As of December 2002 the Company entered in to a credit agreement with a new primary lender. The Company and the lender agreed to amend and restate in its entirety the credit agreement dated April 26, 1995 between the Company and its predecessor lender. This agreement will continue to provide for borrowings under a Master Note. Advances under the agreement, as amended, are limited to the borrowing base as defined in the agreement. The borrowing base is re-determined by the lender on a semi-annual basis. The borrowing base as of December 31, 2004, was $25 million and included a Term Loan of $4 million. The Term Loan called for monthly installments of $66,667 beginning January 2003. The credit agreement provides for interest on outstanding borrowings at the bank’s base rate, as defined, payable monthly, or at rates 2% over the London Inter-Bank Offered Rate (LIBO rate) payable at the end of the applicable interest period.

As of September 2003 the credit agreement was amended to add FW as an additional borrower. As of December 31, 2003 the total outstanding balance owed by FW to the lender was $3,800,000. FW’s oil and gas properties are pledged as security under the loan agreement as collateral for amounts due from FW to the lender. The Company’s proportionate share of amounts owed by FW to the lender are included in the consolidated financial statements. Total outstanding borrowings under the amended loan agreement as of December 31, 2003 were $28,000,000.

As of December 2004, FW entered into a stand-alone agreement with the same lender and the Company agreement was amended to remove FW as a borrower and eliminate the Company’s obligation on amounts owed to the lender by FW. The total outstanding borrowings under the Company’s amended loan agreement as of December 31, 2004 were $23,600,000 with $12,679,992 of additional availability. The total outstanding borrowings under the FW loan agreement as of December 31, 2004, were $10,500,000 with $2,500,000 of additional availability. The Company’s proportionate share of amounts owed by FW are included in the consolidated financial statements.

Effective March 2005, the lender has agreed to convert the Term Loan into a revolving line of credit with interest rate options to coincide with the existing line of credit. The Company’s borrowing base as of March 2005 was determined to be $41,000,000.

The interest rates paid on outstanding borrowings subject to interest at the bank’s base rate as of December 31, 2004 and 2003 were 5.25% and 4.5% respectively. During the same periods, the average rates paid on outstanding borrowings bearing interest based upon the LIBO rate were 3.91% and 3.84%. As of December 31, 2004 and 2003, the total outstanding consolidated borrowings were $29,900,000 and $27,280,000, respectively. All borrowings under the Company’s credit agreements are due March, 2007.

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

Capital Leases:

The Company has two capital leases for office equipment in other long-term obligations. Future minimum lease payments under operating and capital leases are as follows:

	Operating	Capital
	Leases	Leases
2005	349,000	12,000
2006	344,000	—
2007	195,000	—
2008	187,500	—
Thereafter	15,500	—

Total minimum payments	$1,091,000	12,000

Less imputed interest		(1,000)

Present value of minimum Lease payments		$11,000

Asset Retirement Obligation:

      A reconciliation of our liability for plugging and abandonment costs for the years ended December 31, 2004 and 2003 is as follows:

	2004	2003

Asset retirement obligation — beginning of period	$300,000	$—

Liabilities incurred	90,000	300,000

Liabilities settled	(4,900)	(69,000)

Accretion expense	13,500	4,500

Change in estimate	(8,600)	(64,500)

Asset retirement obligation — end of period	$390,000	$300,000

The Company’s liability is determined using significant assumptions, including current estimates of plugging and abandonment costs, annual inflation of these costs, the productive life of wells and our risk-adjusted interest rate. Changes in any of these assumptions can result in significant revisions to the estimated asset retirement obligation. Revisions to the asset retirement obligation are recorded with an offsetting change to producing properties, resulting in prospective changes to depreciation, depletion and amortization expense and accretion of discount. Because of the subjectivity of assumptions and the relatively long life of most of our wells, the costs to ultimately retire our wells may vary significantly from previous estimates.

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

The Company owns approximately a 27% interest in a limited partnership which owns a shopping center in Alabama. The Company is a guarantor on a mortgage secured by the shopping center. The Company believes the cash flow from the center is sufficient to service the mortgage. The market value of the center is currently substantially higher than the balance owed on the mortgage. If the partnership were unable to pay its obligations under the mortgage agreement, the maximum amount the Company is committed to pay is $200,000.

PRIMEENERGY CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS,

8.	Stock Options and Other Compensation

In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. At December 31, 2004 and 2003, options on 767,500 shares were outstanding and exercisable at prices ranging from $1.00 to $1.25.

9.	Income Taxes

The components of the provision for income taxes for the years ended December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002
Federal:
Current	$187,000	$696,000	$95,000
Deferred	2,074,000	1,460,000	216,000
State:
Current	266,000	171,000	104,000
Deferred	496,000	119,000	28,000

Total	$3,023,000	$2,446,000	$443,000

     The components of net deferred tax assets (liabilities) are as follows:

	December 31,	December 31,
	2004	2003
Current assets:
Compensation and benefits	$196,000	$196,000
Allowance for doubtful accounts	213,000	178,000

Total current deferred income tax assets	409,000	374,000

Noncurrent assets:
Alternative minimum tax credits	902,000	393,000

	902,000	393,000

Noncurrent liabilities:
Basis differences relating to partnerships	468,000	1,351,000
Depletion & depreciation	8,064,000	3,279,000

	8,532,000	4,630,000

Net noncurrent deferred income tax liabilities	$7,630,000	$4,237,000

PRIMEENERGY CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

The total provision for income taxes for the years ended December 31, 2004, 2003 and 2002 varies from the federal statutory tax rate as a result of the following:

	December 31,	December 31,	December 31,
	2004	2003	2002
Expected tax expense	$3,501,000	$2,770,000	$748,000
State income tax, net of federal benefit	503,000	195,000	132,000
Credit for producing fuel from a non-conventional source	—	—	(134,000)
Percentage depletion	(811,000)	(400,000)	(303,000)
Other	(170,000)	(119,000)	—

Tax expense	$3,023,000	$2,446,000	$443,000

For many years prior to 2003, the Company’s current taxes were lowered due to the utilization of federal net operating loss and percentage depletion carryforwards. With the filing of the 2002 federal income tax return, all of these carryforwards were used or expired.

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

The primary reason that the Company’s federal tax expense for both 2004 and 2003 is well below the statutory rate is that the Company is allowed to deduct currently, rather than capitalize, intangible drilling costs as incurred. The current deduction of these costs, which are capitalized for financial accounting purposes, is also the primary reason for the increases in the Company’s deferred tax liability in both 2004 and 2003.

The Company is entitled to percentage depletion on certain of its wells, which is calculated without reference to the basis of the property to the extent that such depletion exceeds a property’s basis they represent a permanent difference which lowers the Company’s effective rate.

10.	Segment Information and Major Customers

The Company operates in one industry — oil and gas exploration, development, operation and servicing. The Company’s oil and gas activities are entirely in the United States.

The Company sells its oil and gas production to a number of purchasers. Listed below are the percent of the Company’s total oil and gas sales made to each of the customers whose purchases represented more than 10% of the Company’s oil and gas sales in the year 2004.

Oil Purchasers:		Gas Purchasers:
Texon Distributing L.P.	26.65%	Unimark LLC	10.29%
Plains All American Inc.	29.29%
TEPPCO Crude Oil, L.L.C.	16.20%
LPC Crude Oil, Inc.	16.10%

Although there are no long-term oil and gas purchasing agreements with these purchasers, the Company believes that they will continue to purchase its oil and gas products and, if not, could be replaced by other purchasers.

PRIMEENERGY CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

11.	Related Party Transactions

PEMC acts as the managing general partner, providing administration, accounting and tax preparation services for the Partnerships. Certain directors have limited and general partnership interests in several of these Partnerships. As the managing general partner in each of the Partnerships, PEMC receives approximately 5% to 15% of the net revenues of each Partnership as a carried interest in the Partnerships’ properties. As more fully described in Note 7, the Company is committed to offer to repurchase the interests of the partners and trust unit holders in certain of the Partnerships. The Company purchased such interests in an amount totaling $ 2,038,305 in 2004 and $695,673 in 2003.

The Partnership agreements allow PEMC to receive reimbursement for property acquisition and development costs and general and administrative overhead, incurred on behalf of the Partnerships.

Due to related parties at December 31, 2004 and 2003 primarily represents receipts collected by the Company as agent, from oil and gas sales net of expenses. The amount of such receipts due the affiliated Partnerships was $600,000 and $933,000 at December 31, 2004 and 2003, respectively. Receivables from related parties consist of reimbursable general and administrative costs, lease operating expenses and reimbursements for property acquisitions, development, and related costs.

Treasury stock purchases in 2004 and 2003 included shares acquired from related parties. Purchases from related parties include a total of 35,000 shares purchased for a total consideration of $606,100 in 2004, and 37,350 shares purchased for a total consideration of $398,838 in 2003.

12.	Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents includes $1,864,000 and $1,479,000 at December 31, 2004 and 2003, respectively, of cash primarily pertaining to unclaimed royalty payments. There were corresponding accounts payable recorded at December 31, 2004 and 2003 for these liabilities.

13.	Salary Deferral Plan

The Company maintains a salary deferral plan (the “Plan”) in accordance with Internal Revenue Code Section 401(k), as amended. The Plan provides for discretionary and matching contributions which approximated $292,000 and $278,000 in 2004 and 2003, respectively.

14.	Earnings per Share

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:

	Year ended December 31, 2004
		Number of	Per share
	Net Income	Shares	Amount
Net income per common share	$7,275,000	3,569,751	$2.04
Effect of dilutive securities:
Options		722,283

Diluted net income per common share	$7,275,000	4,292,034	$1.70

	Year ended December 31, 2003
		Number of	Per share
	Net Income	Shares	Amount
Net income per common share	$5,702,000	3,664,627	$1.56
Effect of dilutive securities:
Options		683,409

Diluted net income per common share	$5,702,000	4,348,036	$1.31

PRIMEENERGY CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

14.	Earnings per Share continued

	Year ended December 31, 2002
		Number of	Per share
	Net Income	Shares	Amount
Net income per common share	$1,757,000	3,738,753	$0.47
Effect of dilutive securities:
Options		666,839

Diluted net income per common share	$1,757,000	4,405,592	$0.40

15.	Selected Quarterly Financial Information (Unaudited)

	December	Fourth	Third	Second	First
	31, 2004	Quarter	Quarter	Quarter	Quarter
Revenue	$62,428,000	$18,530,000	$15,540,000	$14,987,000	$13,371,000
Operating income	10,223,000	3,910,000	2,704,000	1,975,000	1,634,000
Net income	7,275,000	3,133,000	1,756,000	1,232,000	1,154,000
Net income per common share	$2.04	$.89	$0.50	$0.34	$0.32
Diluted net income per common share	$1.70	$.74	$0.41	$0.29	$0.27

	December	Fourth	Third	Second	First
	31, 2003	Quarter	Quarter	Quarter	Quarter
Revenue	$46,719,000	$12,741,000	$12,035,000	$10,508,000	$11,435,000
Operating income	8,047,000	1,900,000	2,041,000	1,681,000	2,425,000
Net income	5,702,000	1,045,000	1,765,000	1,067,000	1,826,000
Net income per common share	$1.56	$0.29	$0.48	$0.29	$0.49
Diluted net income per common share	$1.31	$0.24	$0.41	$0.25	$0.42

PRIMEENERGY CORPORATION and SUBSIDIARIES

SUPPLEMENTARY INFORMATION

(Unaudited)

PRIMEENERGY CORPORATION and SUBSIDIARIES

CAPITALIZED COSTS RELATING to OIL and GAS PRODUCING ACTIVITIES

December 31, 2004, 2003 and 2002

(Unaudited)

	2004	2003	2002
Developed oil and gas properties	$95,018,000	$91,012,000	$74,319,000
Undeveloped oil and gas properties	13,149,000	3,091,000	1,134,000

	108,167,000	94,103,000	75,453,000
Accumulated depreciation, depletion and valuation allowance	60,098,000	53,196,000	46,912,000

Net capitalized costs	$48,069,000	$40,907,000	$28,541,000

COSTS INCURRED in OIL and GAS PROPERTY ACQUISITION,
EXPLORATION and DEVELOPMENT ACTIVITIES

Years ended December 31, 2004, 2003 and 2002

(Unaudited)

	2004	2003	2002
Acquisition of Properties Developed	$2,038,000	$5,023,000	$1,668,000
Undeveloped	10,058,000	873,000	848,000
Exploration Costs	5,499,000	519,000	894,000
Development Costs	7,101,000	12,294,000	8,385,000

See accompanying notes to supplementary information.

PRIMEENERGY CORPORATION and SUBSIDIARIES

STANDARDIZED MEASURE of DISCOUNTED FUTURE
NET CASH FLOWS RELATING to PROVED OIL and GAS RESERVES

Years ended December 31, 2004, 2003 and 2002

(Unaudited)

	2004	2003	2002
Future cash inflows	$378,639,000	$302,876,000	$201,750,000
Future production and development costs	(167,155,000)	(138,929,000)	(104,232,000)
Future income tax expenses	(62,819,000)	(47,696,000)	(24,230,000)

Future net cash flows	148,665,000	116,251,000	73,288,000
10% annual discount for estimated timing of cash flow	(54,254,000)	(42,999,000)	(30,512,000)

Standardized measure of discounted future net cash flows	$94,411,000	$73,252,000	$42,776,000

See accompanying notes to supplementary information.

PRIMEENERGY CORPORATION and SUBSIDIARIES

STANDARDIZED MEASURE of DISCOUNTED FUTURE\
NET CASH FLOWS and CHANGES THEREIN RELATING
to PROVED OIL and GAS RESERVES

Years ended December 31, 2004, 2003 and 2002

(Unaudited)

The following are the principal sources of change in the standardized measure of discounted future net cash flows during 2004, 2003 and 2002:

	2004	2003	2002
Sales of oil and gas produced, net of production costs	$(29,028,000)	$(17,072,000)	$(8,120,000)
Net changes in prices and production costs	22,178,000	24,732,000	18,488,000
Extensions, discoveries and improved recovery	18,792,000	14,133,000	8,462,000
Revisions of previous quantity estimates	9,904,000	2,491,000	5,192,000
Reserves purchased, net of development costs	2,238,000	9,667,000	5,824,000
Net change in development costs	(14,000)	8,217,000	(311,000)
Accretion of discount	6,459,000	4,278,000	2,097,000
Net change in income taxes	(9,656,000)	(15,705,000)	(9,809,000)
Other	286,000	(265,000)	(13,000)

Net change	21,159,000	30,476,000	21,810,000
Standardized measure of discounted future net cash flow:
Beginning of year	73,252,000	42,776,000	20,966,000

End of year	$94,411,000	$73,252,000	42,776,000

See accompanying notes to supplementary information.

PRIMEENERGY CORPORATION and SUBSIDIARIES

RESERVE QUANTITY INFORMATION

Years ended December 31, 2004, 2003 and 2002

(Unaudited)

	2004		2003		2002
	Oil	Gas	Oil	Gas	Oil	Gas
	(bbls.)	(Mcf)	(bbls.)	(Mcf)	(bbls.)	(Mcf)
Proved developed and undeveloped reserves:
Beginning of year	2,905,000	39,005,000	2,319,000	29,917,000	1,996,000	24,719,000
Extensions, discoveries and improved recovery	42,000	7,268,000	541,000	4,245,000	273,000	3,011,000
Revisions of previous estimates	268,000	2,806,000	171,000	263,000	198,000	2,798,000
Purchases	88,000	929,000	243,000	8,571,000	173,000	2,929,000
Production	(371,000)	(5,138,000)	(370,000)	(3,991,000)	(321,000)	(3,540,000)

End of year	2,932,000	44,870,000	2,905,000	39,005,000	2,319,000	29,917,000

Proved developed reserves	2,926,000	37,728,000	2,865,000	34,045,000	2,319,000	29,917,000

See accompanying notes to supplementary information.

PRIMEENERGY CORPORATION and SUBSIDIARIES

RESULTS of OPERATIONS from OIL and GAS PRODUCING ACTIVITIES

Years ended December 31, 2004, 2003 and 2002

(Unaudited)

	2004	2003	2002
Revenue:
Oil and gas sales	$43,967,000	$29,855,000	$18,330,000

Costs and expenses:
Lease operating expense	14,939,000	12,783,000	10,210,000
Exploration costs	5,499,000	519,000	894,000
Depreciation and depletion	11,021,000	6,283,000	3,988,000
Income tax expense	3,023,000	2,446,000	443,000

	34,482,000	22,031,000	15,535,000

Results of operations from producing activities	$9,485,000	$7,824,000	$2,735,000
(excluding corporate overhead and interest costs)

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