Form 10-Q
period 2005-03-31
PRIMEENERGY CORP
filed 2005-05-17
CIK 56868

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q

/X/ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2005

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

The number of shares outstanding of each class of the Registrant's Common Stock as of May 13, 2005 was: Common Stock, $0.10 par value, 3,390,369 shares.

PrimeEnergy Corporation Consolidated Balance Sheets March 31, 2005 and December 31, 2004
	March 31, 2005 (Unaudited)	December 31 2004 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$6,469,000	$6,476,000
Restricted cash and cash equivalents	2,089,000	1,864,000
Accounts receivable	8,883,000	8,694,000
Other current assets	1,233,000	1,289,000
	16,357,000133333311
Total current assets	18,674,000	18,323,000

Property and equipment, at cost
Oil and gas properties (successful efforts method), net	55,833,000	48,069,000
Field service equipment and other, net	3,083,000	3,303,000

Net property and equipment	58,916,000	51,372,000

Other assets	380,000	231,000

Total assets	$77,970,000	$69,926,000

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation Consolidated Balance Sheets March 31, 2005 and December 31, 2004
	March 31, 2005 (Unaudited)	December 31, 2004 (Audited)

LIABILITIES and STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,150,000	$9,941,000
Accrued liabilities	3,682,000	3,228,000
Due to related parties	744,000	600,000
	----------------	------------------
Total current liabilities	18,576,000	13,769,000

Long-term bank debt	28,400,000	29,900,000
Asset retirement obligation	1,847,000	390,000
Deferred income taxes	8,932,000	7,630,000
	----------------	------------------
Total liabilities	57,755,000	51,689,000
	----------------	------------------
Stockholders' equity:
Preferred stock, $.10 par value,
authorized 5,000,000 shares, none issued	--	--
Common stock, $.10 par value, authorized
10,000,000 shares; issued 7,694,970 in 2005 and 2004	769,000	769,000
Paid in capital	11,024,000	11,024,000
Retained earnings	24,912,000	22,653,000
	----------------	------------------
	36,705,000	34,446,000
Treasury stock, at cost, 4,217,120 common shares
at 2005 and 4,202,745 common shares at 2004	(16,490,000)	(16,209,000)
	----------------	------------------
Total stockholders' equity	20,215,000	18,237,000
	----------------	----------------
Total liabilities and equity	$77,970,000	$69,926,000
	========	=========

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation Consolidated Statements of Operations Three Months Ended March 31, 2005 and 2004 (unaudited)
	2005	2004
Revenue:
Oil and gas sales	$11,086,000	$9,182,000
Field service income	3,245,000	2,828,000
Administrative overhead fees	1,726,000	1,353,000
Interest and other income	34,000	9,000
	----------------	----------------
Total revenue	16,091,000	13,372,000
	----------------	----------------
Costs and expenses:
Lease operating expense	3,909,000	3,040,000
Field service expense	2,776,000	2,542,000
Depreciation, depletion and amortization	3,099,000	2,528,000
General and administrative expense	1,957,000	1,717,000
Exploration costs	262,000	1,687,000

	----------------	----------------
Total costs and expenses	12,003,000	11,514,000
	----------------	----------------
Income from operations	4,088,000	1,858,000
Interest expense	353,000	224,000
Gain on sale and exchange of assets	30,000	15,000
	----------------	----------------
Net income before income taxes	3,765,000	1,649,000

Provision for income taxes	1,506,000	495,000
	----------------	----------------
Net income	$2,259,000	$1,154,000
	==========	==========

Basic income per common share	$0.65	$0.32

Diluted income per common share	$0.54	$0.27

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation
Consolidated Statement of Stockholders' Equity
Three Months Ended March 31, 2005
(unaudited)

	Common Stock		Paid In	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total

Balance at December 31, 2004	7,694,970	$ 769,000	11,024,000	22,653,000	(16,209,000)	$ 18,237,000
Purchased 14,375 shares of
common stock					(281,000)	(281,000)
Net income				2,259,000		2,259,000
	-----------	----------	-------------	-------------	--------------	---------------
Balance at March 31, 2005	7,694,970	$ 769,000	11,024,000	24,912,000	(16,490,000)	20,215,000
	=======	======	========	=========	=========	=========

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation Consolidated Statements of Cash Flows Three Months Ended March 31, 2005 and 2004 (unaudited)

	2005	2004
Cash flows from operating activities:
Net income	$2,259,000	$1,154,000
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, depletion and amortization	3,099,000	2,528,000
Exploration expense	262,000	1,687,000
Gain on sale of properties	(30,000)	(15,000)
Provision for deferred taxes	1,302,000	---
Changes in assets and liabilities:
Accounts receivable	(189,000)	(490,000)
Other assets	49,000	57,000
Accounts payable	3,984,000	902,000
Accrued liabilities	454,000	(270,000)
Due to related parties	144,000	(60,000)
	----------------	----------------
Net cash provided by operating activities:	11,334,000	5,386,000
	----------------	----------------
Cash flows from investing activities:
Capital expenditures, including exploration expense	(9,584,000)	(3,673,000)
Proceeds from sale of property and equipment	30,000	15,000
	----------------	----------------
Net cash used in investing activities	(9,554,000)	(3,658,000)
	----------------	----------------
Cash flows from financing activities:
Purchase of treasury stock	(281,000)	(292,000)
Proceeds from long-term bank debt	6,110,000	9,330,000
Repayment of long-term bank debt	(7,616,000)	(8,536,000)
	----------------	----------------
Net cash provided by(used in) financing activities	(1,787,000)	502,000
	----------------	----------------
Net increase (decrease) in cash and cash equivalents	(7,000)	2,230,000

Cash and cash equivalents at the beginning of the period	6,476,000	3,891,000
	----------------	----------------
Cash and cash equivalents at the end of the period	$6,469,000	$6,121,000
	===========	==========

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

March 31, 2005

(1) Interim Financial Statements:

The accompanying consolidated financial statements of PrimeEnergy Corporation, with the exception of the consolidated balance sheet at December 31, 2004, have not been audited by independent public accountants. In the opinion of management, the accompanying financial statements reflect all adjustments necessary to present fairly our financial position at March 31, 2005 and our income and cash flows for the three months ended March 31, 2005 and 2004. All such adjustments are of a normal recurring nature. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation. The results for interim periods are not necessarily indicative of annual results.

Recently Issued Accounting Pronouncements

On April 4, 2005, the FASB issued FASB Staff Position (FSP) FAS 19-1 "Accounting for Suspended Well Costs." This staff position amends FASB Statement No. 19 "Financial Accounting and Reporting by Oil and Gas Producing Companies" and provides guidance about exploratory well costs to companies who use the successful efforts method of accounting. The position states that exploratory well costs should continue to be capitalized if: 1) a sufficient quantity of reserves are discovered in the well to justify its completion as a producing well and 2) sufficient progress is made in assessing the reserves and the well's economic and operating feasibility. If the exploratory well costs do not meet both of these criteria, these costs should be expensed, net of any salvage value. Additional annual disclosures are required to provide information about management's evaluation of capitalized exploratory well costs. In addition, the Staff Position requires the annual disclosure of: 1) net changes from period to period of capitalized exploratory well costs for wells that are pending the determination of proved reserves, 2) the amount of exploratory well costs that have been capitalized for a period greater than one year after the completion of drilling and 3) an aging of exploratory well costs suspended for greater than one year with the number of wells it related to. Further, the disclosures should describe the activities undertaken to evaluate the reserves and the projects, the information still required to classify the associated reserves as proved and the estimated timing for completing the evaluation. The guidance in this FSP is required to be applied to the first reporting period beginning after April 4, 2005 on a prospective basis to existing and newly capitalized exploratory well costs.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

March 31, 2005

(1) Interim Financial Statements: (Continued)

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, "Accounting for Conditional Asset Retirement Obligations." This Interpretation clarifies the definition and treatment of conditional asset retirement obligations as discussed in FASB Statement No. 143, "Accounting for Asset Retirement Obligations." A conditional asset retirement obligation is defined as an asset retirement activity in which the timing and/or method of settlement are dependent on future events that may be outside the control of the Company. FIN 47 states that a Company must record a liability when incurred for conditional asset retirement obligations if the fair value of the obligation is reasonably estimable. This Interpretation is intended to provide more information about long-lived assets, more information about future cash outflows for these obligations and more consistent recognition of these liabilities. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company does not believe that its financial position, results of operations or cash flows will be impacted by this Interpretation.

(2) Significant Acquisitions, Dispositions and Property Activity

As more fully described in Note 8, the Company is committed to offer to repurchase the interests of the partners and trust unit holders in certain of the Partnerships. The Company purchased such interests in an amount totaling $8,244 for the three months ending March 31, 2005 and $2,038,305 for the year ending December 31, 2004. The Company's proportionate share of assets, liabilities and results of operations related to the interests in the Partnerships are included in the consolidated financial statements.

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

(3) Restricted Cash and Cash Equivalents:

Restricted cash and cash equivalents include $2,089,000 and $1,864,000 at March 31, 2005 and December 31, 2004, respectively, of cash primarily pertaining to undistributed royalty payments. There were corresponding accounts payable recorded at March 31, 2005 and December 31, 2004 for these liabilities.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

March 31, 2005

(4) Additional Balance Sheet Information

Certain balance sheet amounts are comprised of the following:

	March 31,	December 31,
	2005	2004
Accounts Receivable:
Joint Interest Billing	$1,245,000	$1,048,000
Trade Receivables	1,906,000	1,728,000
Oil and Gas Sales	5,677,000	6,181,000
Other	642,000	324,000
	---------------	----------------
	$9,470,000	$9,281,000
Less, Allowance for doubtful accounts	(587,000)	(587,000)
	--------------	----------------
	$8,883,000	$8,694,000
	=========	=========

Accounts Payable:
Trade	$7,372,000	$3,617,000
Royalty and other owners	4,690,000	5,105,000
Other	2,088,000	1,219,000
	----------------	----------------
Total	$14,150,000	$9,941,000
	=========	=========

Accrued Liabilities:
Payroll and benefits	$2,066,000	$1,367,000
Interest	190,000	183,000
Other	1,426,000	1,678,000
	----------------	----------------
Total	$3,682,000	$3,228,000
	=========	=========

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

March 31, 2005

(5) Property and Equipment:

Property and equipment at March 31, 2005 and December 31, 2004 consisted of the following:

	March 31,	December 31,
	2005	2004

Proved oil and gas properties, at cost	$107,142,000	$95,018,000
Unproved oil and gas properties, at cost	11,617,000	13,149,000
Less, accumulated depletion
and depreciation	(62,926,000)	(60,098,000)
	----------------	---------------
	$55,833,000	$48,069,000

Field service equipment and other	9,610,000	9,610,000
Less, accumulated depreciation	(6,527,000)	(6,307,000)
	----------------	---------------
	$3,083,000	$3,303,000
	----------------	---------------
Total net property and equipment	$58,916,0000	$51,372,000
	=========	========

(6) Long-Term Bank Debt:

The Company's lender provides funds for onshore and offshore activities under two separate credit agreements. The current borrowing base of the Company under both agreements is $59.6 million of which $28.4 million was outstanding as of March 31, 2005. The bank reviews each borrowing base semi-annually and, at their discretion, may decrease or propose an increase to the borrowing base relative to a redetermined estimate of proved oil and gas reserves.

The Company's oil and gas properties as well as certain receivables and equipment are pledged as security under the loan agreements. The agreements contain financial covenants requiring the maintenance of, as defined, a minimum current ratio, tangible net worth, debt coverage and interest coverage ratio and restrictions are placed on the payment of dividends and the amount of treasury stock the Company may purchase.

Effective March 2005, we agreed with our lenders to increase the Company's onshore borrowing base to $41 million. As of March 31, 2005, $21.5 million was borrowed under this agreement. Borrowings under this agreement mature March 2007.

Effective April 2005, the offshore credit agreement was amended to increase the borrowing base related to proved reserves and add separate facilities to provide capital for construction projects and letters of credit. The Company's offshore borrowing base under this agreement is $18.16 million of which $6.9 million was outstanding as of March 31, 2005. Borrowings under this agreement mature March 2008.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

March 31, 2005

(6) Long-Term Bank Debt: (Continued)

The combined average interest rates paid on outstanding borrowings subject to interest at the bank's base rate and on outstanding borrowings bearing interest based upon the LIBO rate were 5.42% during the first three months of 2005 as compared to 3.2% during the same period of 2004.

(7) Other Long-Term Obligations and Commitments:

Operating Leases:

The Company has several non-cancelable operating leases, primarily for rental of office space, that have a term of more than one year.

Operating Leases
2005	303,000
2006	403,000
2007	240,000
2008	192,000
Thereafter	16,000
-----------------
Total minimum payments	$1,154,000
==========

Asset Retirement Obligation:

A reconciliation of our liability for plugging and abandonment costs for the three months ended March 31, 2005 is as follows:

Asset retirement obligation beginning of period	$390,000
Liabilities incurred	1,456,000
Liabilities settled	12,000
Accretion expense	4,000
Change in estimate	9,000
-----------------
Asset retirement obligation end of period	$1,847,000
==========

The Company's liability is determined using significant assumptions, including current estimates of plugging and abandonment costs, annual inflation of these costs, the productive life of wells and our risk-adjusted interest rate. Changes in any of these assumptions can result in significant revisions to the estimated asset retirement obligation. Revisions to the asset retirement obligation are recorded with an offsetting change to producing properties, resulting n prospective changes to depreciation, depletion and amortization expense and accretion of discount. Because of the subjectivity of assumptions and the relatively long life of most of our wells, the costs to ultimately retire our wells may vary significantly from previous estimates.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

March 31, 2005

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

As a general partner, the Company is committed to offer to purchase the limited partners interest in certain of its managed Partnerships at various annual intervals. Under the terms of a partnership agreement, the Company is not obligated to purchase an amount greater than 10% of the total partnership interest outstanding. In addition, the Company will be obligated to purchase interests tendered by the limited partners only to the extent of one hundred fifty percent of the revenues received by it from such partnership in the previous year. Purchase prices are based upon annual reserve reports of independent petroleum engineering firms discounted by a risk factor. Based upon historical production rates and prices, management estimates that if all such offers were to be accepted, the maximum annual future purchase commitment would be approximately $500,000.

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

(9) Stock Options and Other Compensation:

In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. At March 31, 2005 and 2004, options on 767,500 were outstanding and exercisable at prices ranging from $1.00 to $1.25.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

March 31, 2005

(10) Related Party Transactions:

PEMC acts as the managing general partner, providing administration, accounting and tax preparation services for the Partnerships. Certain directors have limited and general partnership interests in several of these Partnerships. As the managing general partner in each of the Partnerships, PEMC receives approximately 5% to 15% of the net revenues of each Partnership as a carried interest in the Partnerships properties. As more fully described in Note 8, the Company is committed to offer to repurchase the interests of the partners and trust unit holders in certain of the Partnerships. The Company purchased such interests in an amount totaling $ 8,244 in the first quarter 2005 and $2,038,305 in 2004.

The Partnership agreements allow PEMC to receive reimbursement for property acquisition and development costs and general and administrative overhead, incurred on behalf of the Partnerships.

Due to related parties at December 31, 2004 and 2003 primarily represents receipts collected by the Company as agent, from oil and gas sales net of expenses. The amount of such receipts due the affiliated Partnerships was $744,000 and $600,000 at March 31, 2005 and December 31, 2004, respectively.

(11) Income Per Share:

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:

	Three Months Ended			Three Months Ended
	March 31, 2005			March 31, 2004
	Net Income	Number of	Per Share	Net	Number of	Per Share
		Shares	Amount	Income	Shares	Amount
Net income per
common share	$2,259,000	3,480,475	$0.65	$1,154,000	3,620,185	$0.32
Effect of dilutive
securities:
Options		727,964			713,500
	-----------	-------------	--------	-----------	-------------	--------
Diluted net income
per common share	$2,259,000	4,208,439	$0.54	$1,154,000	4,333,685	$0.27
	=========	=========	=====	=========	=========	=====

PrimeEnergy Corporation

March 31, 2005

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the financial statements of the Company and notes thereto. The Company's subsidiaries are defined in Note 1 of the financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow provided by operations for the three month period ended March 31, 2005 was $11,334,000. The Company has the ability to supplement cash requirements with borrowings under credit agreements maintained with the Company's lender.

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

Our realized oil and gas prices vary due to world political events, supply and demand of products, product storage levels, and weather patterns. We sell the vast majority of our production at spot market prices. Accordingly, product price volatility will affect our cash flow from operations. To mitigate price volatility we sometimes lock in prices for some portion of our production through the use of financial instruments. As of March 31, 2005 no such arrangements were in place. During April 2005 the Company agreed to purchase contracts creating a price floor on 80% of its offshore production pursuant to the amendment of its credit agreements described below.

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

As of December 31, 2004, our offshore properties had net proved reserves of 10.2 BCFE and net capitalized costs of $18.7 million. Approximately 70% of these reserves are undeveloped and will require substantial capital expenditures during 2005. As of March 2005 the Company has spent approximately $8.0 million drilling four successful wells as part of our program to develop these properties.

PrimeEnergy Corporation

March 31, 2005

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company's offshore properties include a non-operated interest in producing and undeveloped properties in the Breton Sound Block 41 Field. In February 2005 a working interest owner in the field completed the sale of their interest in this asset. The Company has not received an offer to purchase our interest in the field; however, based on the price of this transaction, the Company's ownership position has an equivalent value of approximately $24 million.

During the first quarter of 2005, onshore exploration and development expenditures totaled $1.5 million. Spending on projects in our core operating areas for 2005 is budgeted at $15 million. As of March 31, 2005, the Company has drilled four successful wells, one dry hole and was drilling two wells in these areas.

The Company has in place both a stock repurchase program and a limited partnership interest repurchase program. Under these programs the Company expects to expend approximately $5 million in 2005. During the first quarter of 2005 the Company spent $8,244 to repurchase limited partnership interests from investors in its oil and gas partnerships and $281,000 to repurchase shares of its treasury stock.

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

The Company's lender provides funds for onshore and offshore activities under two separate credit agreements. The current borrowing base of the Company under both agreements is $59.6 million of which $28.4 million was outstanding as of March 31, 2005. The bank reviews the borrowing base semi-annually and, at their discretion, may decrease or propose an increase to the borrowing base relative to a redetermined estimate of proved oil and gas reserves. Our oil and gas properties are pledged as collateral for the line of credit and we are subject to certain financial covenants defined in the agreement. We are currently in compliance with these financial covenants. If we do not comply with these covenants on a continuing basis, the lenders have the right to refuse to advance additional funds under the facility and/or declare all principal and interest immediately due and payable.

Effective March 2005, we agreed with our lenders to increase the Company's onshore borrowing base to $41 million. As of March 31, 2005, $21.5 million was borrowed under this agreement. Effective April 2005 the offshore credit agreement was amended to increase the borrowing base related to proved reserves and add separate facilities to provide capital for construction projects and letters of credit. The Company's offshore borrowing base under this agreement is $18.6 million of which $6.9 million was outstanding at March 31, 2005. Pursuant

PrimeEnergy Corporation

March 31, 2005

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

to this agreement the Company agreed to enter into commodity hedge agreements for not less than 80% of gas production attributable to proved and producing gas reserves for the 24-month period beginning January 1, 2006, with minimum floor prices of $6.00 MMBtu during the year 2006 and $5.50 MMBtu during the year 2007.

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

RESULTS OF OPERATIONS

Revenues and net income during the three month period ended March 31, 2005, as compared to the same periods in 2004 reflect the increased oil and gas sales, presented below, offset by exploration costs and depreciation and depletion of oil and gas properties.

	Three Months Ended
	March 31,
	-------------------------------------------------------
			Increase /
	2005	2004	(Decrease)

Barrels of Oil Produced	85,000	97,000	(12,000)
Average Price Received	$45.85	$32.85	$13.00
	---------------	---------------	--------------
Oil Revenue	$ 3,897,000	$ 3,186,000	$ 711,000
	---------------	---------------	--------------
Mcf of Gas Produced	1,280,000	1,186,000	94,000
Average Price Received	$5.62	$5.06	$0.56
	---------------	---------------	--------------
Gas Revenue	$ 7,189,000	$ 5,996,000	$ 1,193,000
	---------------	---------------	--------------
Total Oil & Gas Revenue	$11,086,000	$ 9,182,000	$ 1,904,000
	=========	=========	=========

Changes in production are due to production from properties added during 2004 offset by the natural decline of existing properties.

Lease operating expense for the three months of 2005 increased by $869,000 compared to 2004 due to increased production tax expense related to the change in revenue, lease operating expenses of new properties, and overall price increases in oil field services.

PrimeEnergy Corporation

March 31, 2005

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

General and administrative expenses increased by $240,000, in the first three months of 2005 as compared to 2004, reflecting the increased ownership of the Partnerships acquired during 2004.

Field Service income and expense for the three months of 2005 increased $417,000 and $234,000, respectively, compared to 2004. These increases reflect higher utilization of equipment combined with an upward trend in rates during 2005.

Administrative overhead fees increased $373,000 reflecting the COPAS escalation combined with reduction of discounts on marginal properties.

Depreciation, depletion and amortization expense increased to $3,099,000 in 2005 from $2,528,000 in 2004. This increase is related to the additional capital expended during 2004 combined with increased production.

Exploration costs of $262,000 in the first quarter of 2005 were incurred in the drilling of one dry hole in Oklahoma. Exploration costs of $1,687,000 in the first quarter of 2004 were incurred in the drilling of two dry holes, one located in the Gulf of Mexico and one in Clay County, West Virginia.

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

March 31, 2005

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk on its line of credit, which has variable rates based upon the lenders base rate, as defined, and the London Inter-Bank Offered rate. Based on the weighted average balances outstanding during the first quarter of 2005, a hypothetical 2.5% increase in the applicable interest rates would have increased interest expense for the three months ended March 31, 2005 by approximately $163,000.

Oil and gas prices have historically been extremely volatile, and have been particularly so in recent years. The Company did not enter into significant hedging transactions during the three month period ending March 31, 2005. The company had no open hedging transactions at March 31, 2005 or December 31, 2004. Declines in domestic oil and gas prices could have a material adverse effect on the Company's revenues, operating results, estimates of economically recoverable reserves and the net revenue there from.

Item 4. INTERNAL CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this Quarterly Report on Form 10-Q. The evaluation included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PrimeEnergy Corporation

March 31, 2005

Item 4. INTERNAL CONTROLS AND PROCEDURES. (Continued)

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

PrimeEnergy Corporation

March 31, 2005

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, the Company is party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, management does not expect these matters to have a materially adverse effect on the financial position or results of operations of the Company.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2005, the Company purchased the following shares of common stock as treasury shares.

2005 Month	Number of Shares	Average Price Paid per share	Maximum Number of Shares that May Yet Be Purchased Under The Plan (1)
January	14,375	$ 19.53	326,919
February	---	----	326,919
March	---	----	326,919
	-----------
Total/Average	14,375	$ 19.53
	======

(1) In December 1993, we announced that our board of directors authorized a stock repurchase program whereby we may purchase outstanding shares of our common stock from time-to-time, in open market transactions or negotiated sales. A total of 2,400,000 shares have been authorized, to date, under this program. Through March 31, 2005 a total of 2,073,081 under this program for $13,210,521 at an average price of $6.37 per share. Additional purchases of shares may occur as market conditions warrant. We expect future purchases will be funded with internally generated cash flow or from working capital.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS AND REPORTS ON FORM 8K

No reports on form 8K were filed by the Company during the three months ended March 31, 2005.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PrimeEnergy Corporation
(Registrant)

May 13, 2005	/s/ Charles E. Drimal, Jr.
(Date)	------------------------------
Charles E. Drimal, Jr.
President
Principal Executive Officer

May 13, 2005	/s/ Beverly A. Cummings
(Date)	-------------------------------
Beverly A. Cummings
Executive Vice President
Principal Financial and Accounting Officer