Form 10-Q
period 2005-06-30
PRIMEENERGY CORP
filed 2005-08-15
CIK 56868

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q

/X/ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2005

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

The number of shares outstanding of each class of the Registrant's Common Stock as of August 10, 2005 was: Common Stock, $0.10 par value, 3,370,250 shares.

PrimeEnergy Corporation Consolidated Balance Sheets June 30, 2005 and December 31, 2004
	June 30, 2005 (Unaudited)	December 31 2004 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$8,594,000	$6,476,000
Restricted cash and cash equivalents	2,232,000	1,864,000
Accounts receivable	8,878,000	8,694,000
Other current assets	1,901,000	1,289,000
	----------------	---------------
Total current assets	21,605,000	18,323,000
	----------------	---------------
Property and equipment, at cost
Oil and gas properties (successful efforts method), net	65,788,000	48,069,000
Field service equipment and other, net	3,263,000	3,303,000
	----------------	---------------
Net property and equipment	69,051,000	51,372,000
	----------------	---------------

Other assets	367,000	231,000
	----------------	---------------
Total assets	$91,023,000	$69,926,000
	========	========

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation Consolidated Balance Sheets June 30, 2005 and December 31, 2004
	June 30, 2005 (Unaudited)	December 31, 2004 (Audited)

LIABILITIES and STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,394,000	$9,941,000
Accrued liabilities	4,382,000	3,228,000
Due to related parties	722,000	600,000
	----------------	----------------
Total current liabilities	19,498,000	13,769,000

Long-term bank debt	38,800,000	29,900,000
Asset retirement obligation	1,847,000	390,000
Deferred income taxes	10,420,000	7,630,000
	----------------	----------------
Total liabilities	70,565,000	51,689,000
	----------------	----------------
Stockholders' equity:
Preferred stock, $.10 par value,
authorized 5,000,000 shares, none issued	--	--
Common stock, $.10 par value, authorized
10,000,000 shares; issued 7,694,970 in 2005 and 2004	769,000	769,000
Paid in capital	11,024,000	11,024,000
Retained earnings	27,227,000	22,653,000
	----------------	----------------
	39,020,000	34,446,000
Treasury stock, at cost, 4,320,354 common shares
at 2005 and 4,202,745 common shares at 2004	(18,562,000)	(16,209,000)
	----------------	----------------
Total stockholders' equity	20,458,000	18,237,000
	----------------	---------------
Total liabilities and equity	$91,023,000	$69,926,000
	========	=========

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation Consolidated Statements of Operations Six Months Ended June 30, 2005 and 2004 (unaudited)
	2005	2004
Revenue:
Oil and gas sales	$23,381,000	$19,684,000
Field service income	7,004,000	5,736,000
Administrative overhead fees	3,554,000	2,917,000
Loss on derivative instruments, net	(285,000)	--
Interest and other income	32,000	20,000
	----------------	----------------
Total revenue	33,686,000	28,357,000
	----------------	----------------
Costs and expenses:
Lease operating expense	8,771,000	7,029,000
Field service expense	5,949,000	4,992,000
Depreciation, depletion and amortization	6,133,000	5,572,000
General and administrative expense	4,181,000	3,464,000
Exploration costs	271,000	3,203,000

	----------------	----------------
Total costs and expenses	25,305,000	24,260,000
	----------------	----------------
Income from operations	8,381,000	4,097,000
Interest expense	827,000	489,000
Gain on sale and exchange of assets	70,000	63,000
	----------------	----------------
Net income before income taxes	7,624,000	3,671,000

Provision for income taxes	3,050,000	1,285,000
	----------------	----------------
Net income	$4,574,000	$2,386,000
	==========	==========

Basic income per common share	$1.33	$0.66

Diluted income per common share	$1.10	$0.55

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation Consolidated Statements of Operations Three Months Ended June 30, 2005 and 2004 (unaudited)
	2005	2004
Revenue:
Oil and gas sales	$12,295,000	$10,502,000
Field service income	3,759,000	2,908,000
Administrative overhead fees	1,828,000	1,564,000
Loss on derivative instruments, net	(285,000)	--
Interest and other income	(2,000)	11,000
	----------------	----------------
Total revenue	17,595,000	14,985,000
	----------------	----------------
Costs and expenses:
Lease operating expense	4,862,000	3,990,000
Field service expense	3,173,000	2,450,000
Depreciation, depletion and amortization	3,034,000	3,043,000
General and administrative expense	2,224,000	1,747,000
Exploration costs	9,000	1,516,000

	----------------	----------------
Total costs and expenses	13,302,000	12,746,000
	----------------	----------------
Income from operations	4,293,000	2,239,000
Interest expense	474,000	265,000
Gain on sale and exchange of assets	40,000	48,000
	----------------	----------------
Net income before income taxes	3,859,000	2,022,000

Provision for income taxes	1,544,000	790,000
	----------------	----------------
Net income	$2,315,000	$1,232,000
	==========	==========

Basic income per common share	$0.68	$0.34

Diluted income per common share	$0.56	$0.29

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation
Consolidated Statement of Stockholders' Equity
Six Months Ended June 30, 2005
(unaudited)

	Common Stock		Paid In	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total

Balance at December 31, 2004	7,694,970	$ 769,000	11,024,000	22,653,000	(16,209,000)	$ 18,237,000
Purchased 117,609 shares of
common stock					(2,353,000)	(2,353,000)
Net income				4,574,000		4,574,000
	-----------	----------	-------------	-------------	--------------	---------------
Balance at June 30, 2005	7,694,970	$ 769,000	11,024,000	27,227,000	(18,562,000)	20,458,000
	=======	======	========	=========	=========	=========

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation Consolidated Statements of Cash Flows Six Months Ended June 30, 2005 and 2004 (unaudited)

	2005	2004
Cash flows from operating activities:
Net income	$4,574,000	$2,386,000
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, depletion and amortization	6,133,000	5,598,000
Exploration expense	271,000	3,203,000
Gain on sale of properties	(70,000)	(63,000)

Changes in assets and liabilities:
Accounts receivable	(185,000)	(2,063,000)
Other assets	(612,000)	(199,000)
Accounts payable	4,079,000	742,000
Accrued liabilities	1,161,000	(337,000)
Due to related parties	122,000	(291,000)
Deferred taxes	2,790,000	1,651,000
	----------------	----------------
Net cash provided by operating activities:	18,263,000	10,627,000
	----------------	----------------
Cash flows from investing activities:
Capital expenditures, including exploration expense	(22,763,000)	(13,352,000)
Proceeds from sale of property and equipment	70,000	63,000
	----------------	----------------
Net cash used in investing activities	(22,693,000)	(13,289,000)
	----------------	----------------
Cash flows from financing activities:
Purchase of treasury stock	(2,352,000)	(818,000)
Proceeds from long-term bank debt	21,690,000	24,347,000
Repayment of long-term bank debt	(12,790,000)	(17,492,000)
	----------------	----------------
Net cash provided by(used in) financing activities	6,548,000	6,037,000
	----------------	----------------
Net increase (decrease) in cash and cash equivalents	2,118,000	3,375,000

Cash and cash equivalents at the beginning of the period	6,476,000	3,891,000
	----------------	----------------
Cash and cash equivalents at the end of the period	$8,594,000	$7,266,000
	===========	==========

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

June 30, 2005

(1) Interim Financial Statements:

The accompanying consolidated financial statements of PrimeEnergy Corporation, with the exception of the consolidated balance sheet at December 31, 2004, have not been audited by independent public accountants. In the opinion of management, the accompanying financial statements reflect all adjustments necessary to present fairly our financial position at June 30, 2005 and our income and cash flows for the six months ended June 30, 2005 and 2004. All such adjustments are of a normal recurring nature. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation. The results for interim periods are not necessarily indicative of annual results.

Recently Issued Accounting Pronouncements

In April 2005, the FASB issued Staff Position No. FAS (FSP) 19-1, "Accounting for Suspended Well Costs." FSP 19-1 amended SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," to provide for the continued capitalization of exploratory well costs beyond one year of the drilling commencement date when the well has found a sufficient quantity of reserves to justify its completion as a producing well and the enterprise is making sufficient progress assessing the reserves and the economic and operating viability of the project. FSP 19-1 also amends SFAS No. 19 to require additional disclosures of suspended exploratory well costs in the notes to the financial statements for annual and interim periods when there has been a significant change from the previous reporting period. The guidance of FSP 19- 1 is effective for the first reporting period beginning after April 5, 2005 and is to be applied prospectively. PrimeEnergy does not expect FSP 19-1 will have a material impact on its financial statements.

In May 2005, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3." In order to enhance financial reporting consistency between periods, SFAS 154 modifies the requirements for the accounting and reporting of the direct effects of changes in accounting principles. Under APB Opinion 20, the cumulative effect of voluntary changes in accounting principle was recognized in Net Income in the period of the change. Unlike the treatment previously prescribed by APB Opinion 20, retrospective application is now required, unless it is not practical to determine the specific effects in each period or the cumulative effect. If the period specific effects cannot be determined, it is required that the new accounting principle must be retrospectively applied in the earliest period possible to the balance sheet accounts and a corresponding adjustment be made to the opening balance of retained earnings or another equity account.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

June 30, 2005

(1) Interim Financial Statements: (Continued)

If the cumulative effect cannot be determined, it is necessary to apply the new accounting principles prospectively at the earliest practical date. If it is not feasible to retrospectively apply the change in principle, the reason that this is not possible and the method used to report the change is required to be disclosed. The statement also provides that changes in accounting for depreciation, depletion or amortization should be treated as changes in accounting estimate inseparable from a change in accounting principle and that disclosure of the preferability of the change is required. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005.

(2) Significant Acquisitions, Dispositions and Property Activity

As more fully described in Note 8, the Company is committed to offer to repurchase the interests of the partners and trust unit holders in certain of the Partnerships. The Company purchased such interests in an amount totaling $335,596 for the six months ending June 30, 2005 and $2,038,305 for the year ending December 31, 2004. The Company's proportionate share of assets, liabilities and results of operations related to the interests in the Partnerships are included in the consolidated financial statements.

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

(3) Restricted Cash and Cash Equivalents:

Restricted cash and cash equivalents include $2,232,000 and $1,864,000 at June 30 2005 and December 31, 2004, respectively, of cash primarily pertaining to undistributed royalty payments. There were corresponding accounts payable recorded at June 30, 2005 and December 31, 2004 for these liabilities.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

June 30, 2005

(4) Additional Balance Sheet Information

Certain balance sheet amounts are comprised of the following:

	June 30,	December 31,
	2005	2004
Accounts Receivable:
Joint Interest Billing	$1,687,000	$1,048,000
Trade Receivables	1,867,000	1,728,000
Oil and Gas Sales	5,357,000	6,181,000
Other	554,000	324,000
	---------------	----------------
	$9,465,000	$9,281,000
Less, Allowance for doubtful accounts	(587,000)	(587,000)
	--------------	----------------
	$8,878,000	$8,694,000
	=========	=========

Accounts Payable:
Trade	$7,749,000	$3,617,000
Royalty and other owners	5,075,000	5,105,000
Other	1,570,000	1,219,000
	----------------	----------------
Total	$14,394,000	$9,941,000
	=========	=========

Accrued Liabilities:
Payroll and benefits	$2,644,000	$1,367,000
Interest	266,000	183,000
Other	1,472,000	1,678,000
	----------------	----------------
Total	$4,382,000	$3,228,000
	=========	=========

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

June 30, 2005

(5) Property and Equipment:

Property and equipment at June 30, 2005 and December 31, 2004 consisted of the following:

	June 30,	December 31,
	2005	2004

Proved oil and gas properties, at cost	$102,564,000	$95,018,000
Unproved oil and gas properties, at cost	28,908,000	13,149,000
Less, accumulated depletion
and depreciation	(65,684,000)	(60,098,000)
	----------------	---------------
	$65,788,000	$48,069,000

Field service equipment and other	10,065,000	9,610,000
Less, accumulated depreciation	(6,802,000)	(6,307,000)
	----------------	---------------
	$3,263,000	$3,303,000
	----------------	---------------
Total net property and equipment	$69,051,000	$51,372,000
	=========	========

(6) Long-Term Bank Debt:

The Company's lender provides funds for onshore and offshore activities under two separate credit agreements. The current borrowing base of the Company under both agreements is $62.0 million of which $38.8 million was outstanding as of June 30, 2005. The bank reviews each borrowing base semi-annually and, at their discretion, may decrease or propose an increase to the borrowing base relative to a redetermined estimate of proved oil and gas reserves.

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

Effective March 2005, we agreed with our lenders to increase the Company's onshore borrowing base to $41 million. As of June 30, 2005, $22 million was borrowed under this agreement. Borrowings under this agreement mature March 2007.

Effective April 2005, the offshore credit agreement was amended to increase the borrowing base related to proved reserves and add separate facilities to provide capital for construction projects and letters of credit. The Company's offshore borrowing base under this agreement is $21.0 million of which $18.80 million was outstanding as of June 30, 2005. Borrowings under this agreement mature March 2008.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

June 30, 2005

(6) Long-Term Bank Debt: (Continued)

The combined average interest rates paid on outstanding borrowings subject to interest at the bank's base rate and on outstanding borrowings bearing interest based upon the LIBO rate were 5.31% during the first six months of 2005 as compared to 3.2% during the same period of 2004.

(7) Other Long-Term Obligations and Commitments:

Operating Leases:

The Company has several non-cancelable operating leases, primarily for rental of office space, that have a term of more than one year.

Operating Leases
2005	204,000
2006	403,000
2007	240,000
2008	192,000
Thereafter	16,000
-----------------
Total minimum payments	$1,055,000
==========

Asset Retirement Obligation:

A reconciliation of our liability for plugging and abandonment costs for the six months ended June 30, 2005 is as follows:

Asset retirement obligation -beginning of period	$390,000
Liabilities incurred	1,571,000
Liabilities settled	136,000
Accretion expense	29,000
Change in estimate	(7,000)
-----------------
Asset retirement obligation -end of period	$1,847,000
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

June 30, 2005

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

(9) Stock Options and Other Compensation:

In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. At June 30, 2005 and 2004, options on 767,500 were outstanding and exercisable at prices ranging from $1.00 to $1.25.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

June 30, 2005

(10) Related Party Transactions:

PEMC acts as the managing general partner, providing administration, accounting and tax preparation services for the Partnerships. Certain directors have limited and general partnership interests in several of these Partnerships. As the managing general partner in each of the Partnerships, PEMC receives approximately 5% to 15% of the net revenues of each Partnership as a carried interest in the Partnerships properties. As more fully described in Note 8, the Company is committed to offer to repurchase the interests of the partners and trust unit holders in certain of the Partnerships. The Company purchased such interests in an amount totaling $335,596 in the first half of 2005 and $2,038,305 in first half 2004.

The Partnership agreements allow PEMC to receive reimbursement for property acquisition and development costs and general and administrative overhead, incurred on behalf of the Partnerships.

Due to related parties at December 31, 2004 primarily represents receipts collected by the Company as agent, from oil and gas sales net of expenses. The amount of such receipts due the affiliated Partnerships was $722,000 and $600,000 at June 30, 2005 and December 31, 2004, respectively.

(11) Derivative Instruments:

During April 2005, we purchased put floors on 80% of the gas production attributed to our offshore proved and producing gas reserves for the 24-month period beginning January 1, 2006 for a total consideration of approximately $493,000. These derivatives were not held for trading purposes and are not designated as cash flow hedges. The estimated fair value of all derivative instruments is based on quoted market prices. Any change in fair value is included in Loss on derivative instruments on the Consolidated Statements of Operations.

A recap for the period of time, number of MMBtu's and gas prices is as follows:

Period of Time	MMBTU of Natural Gas	Floor
January 2006 - December 2006	828,000	$6.00
January 2007 - December 2007	654,000	$5.50

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

June 30, 2005

(12) Income per Share:

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential options had been converted to common stock. The following reconciles amounts reported in the financial statements:

	Six Months Ended			Six Months Ended
	June 30, 2005			June 30 , 2004

	Net Income	Number of	Per Share	Net	Number of	Per Share
		Shares	Amount	Income	Shares	Amount
Net income per
common share	$4,574,000	3,445,895	$1.33	$2,386,000	3,605,903	$0.66
Effect of dilutive
securities:
Options		728,310			713,500
	-----------	-------------	--------	-----------	-------------	--------
Diluted net income
per common share	$4,574,000	4,174,205	$1.10	$2,386,000	4,319,403	$0.55
	=========	=========	=====	=========	=========	=====

	Three Months Ended			Three Months Ended
	June 30, 2005			June 30, 2004

	Net Income	Number of	Per Share	Net	Number of	Per Share
		Shares	Amount	Income	Shares	Amount
Net income per
common share	$2,315,000	3,411,695	$0.68	$1,232,000	3,591,621	$0.34
Effect of dilutive
securities:
Options		731,405			722,286
	-------------	--------------	--------	-------------	--------------	--------
Diluted net income
per common share	$2,315,000	4,143,100	$0.56	$1,232,000	4,313,907	$0.29
	=========	========	=====	=========	========	=====

PrimeEnergy Corporation

June 30, 2005

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the financial statements of the Company and notes thereto. The Company's subsidiaries are defined in Note 1 of the financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow provided by operations for the six month period ended June 30, 2005 was $18,263,000 The Company has the ability to supplement cash requirements with borrowings under credit agreements maintained with the Company's lender.

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

Our realized oil and gas prices vary due to world political events, supply and demand of products, product storage levels, and weather patterns. We sell the vast majority of our production at spot market prices. Accordingly, product price volatility will affect our cash flow from operations. To mitigate price volatility we sometimes lock in prices for some portion of our production through the use of financial instruments. During April 2005, we purchased put floors on 80% of the gas production attributed to our offshore proved and producing gas reserves for the 24-month period beginning January 1, 2006 for a total consideration of approximately $493,000. These derivatives were not held for trading purposes and are not designated as cash flow hedges. The estimated fair value of all derivative instruments is based on quoted market prices. Any change in fair value is included in Loss on derivative instruments on the Consolidated Statements of Operations.

A recap for the period of time, number of MMBtu's and gas prices is as follows:

Period of Time	MMBTU of Natural Gas	Floor
January 2006 - December 2006	828,000	$6.00
January 2007 - December 2007	654,000	$5.50

We expect to continue to make significant capital expenditures over the next several years as part of our long-term growth strategy. We have budgeted $25 million for drilling expenditures in 2005. We project that we will spend $10 million drilling in the Gulf of Mexico and have committed approximately $16 million for offshore pipelines and production facilities.

PrimeEnergy Corporation

June 30, 2005

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

As of December 31, 2004, our offshore properties had net proved reserves of 10.2 BCFE and net capitalized costs of $18.7 million. Approximately 70% of these reserves are undeveloped and will require substantial capital expenditures during 2005. As of June 2005, the Company has spent approximately $8.0 million drilling four successful wells as part of our program to develop these properties and approximately $10.0 million related to pipeline and facility construction.

Spending on onshore exploration and development projects in our core operating areas for 2005 is budgeted at $15 million. As of June 30, 2005, the Company has participated in the drilling of twenty-one successful wells, one dry hole and has one well in progress.

The Company has in place both a stock repurchase program and a limited partnership interest repurchase program. Under these programs the Company expects to expend approximately $5 million in 2005. During the first half of 2005 the Company spent $335,596 to repurchase limited partnership interests from investors in its oil and gas partnerships and $2,353,000 to repurchase shares of its treasury stock.

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

The Company's lender provides funds for onshore and offshore activities under two separate credit agreements. The current borrowing base of the Company under both agreements is $62.0 million of which $38.8 million was outstanding as of June 30, 2005. The bank reviews the borrowing base semi-annually and, at their discretion, may decrease or propose an increase to the borrowing base relative to a redetermined estimate of proved oil and gas reserves. Our oil and gas properties are pledged as collateral for the line of credit and we are subject to certain financial covenants defined in the agreement. We are currently in compliance with these financial covenants. If we do not comply with these covenants on a continuing basis, the lenders have the right to refuse to advance additional funds under the facility and/or declare all principal and interest immediately due and payable.

PrimeEnergy Corporation

June 30, 2005

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Effective March 2005, we agreed with our lenders to increase the Company's onshore borrowing base to $41 million. As of June 30, 2005, $22 million was borrowed under this agreement. Effective April 2005 the offshore credit agreement was amended to increase the borrowing base related to proved reserves and add separate facilities to provide capital for construction projects and letters of credit. The Company's offshore borrowing base under this agreement is $21.0 million of which $18.8 million was outstanding at June 30, 2005. Pursuant to this agreement the Company agreed to enter into commodity hedge agreements for not less than 80% of gas production attributable to proved and producing gas reserves for the 24-month period beginning January 1, 2006, with minimum floor prices of $6.00 MMBtu during the year 2006 and $5.50 MMBtu during the year 2007.

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

RESULTS OF OPERATIONS

Revenues and net income during the six and three month periods ended June 30, 2005, as compared to the same periods in 2004 reflect the increased oil and gas sales, presented below, offset by exploration costs and depreciation and depletion of oil and gas properties.

	Six months Ended			Three Months Ended
	June 30,			June 30,
	------------------------------------------------------			-------------------------------------------------------
			Increase /			Increase /
	2005	2004	(Decrease)	2005	2004	(Decrease)

Barrels of Oil Produced	176,000	198,000	(22,000)	91,000	101,000	(10,000)
Average Price Received	$47.47	$35.05	$12.42	$48.98	$37.17	$11.81
	---------------	---------------	--------------	---------------	---------------	--------------
Oil Revenue	$8,354,000	$6,940,000	$1,414,000	$4,457,000	$3,754,000	$703,000
	---------------	---------------	--------------	---------------	---------------	--------------
MCF of Gas Produced	2,511,000	2,440,000	71,000	1,231,000	1,254,000	(23,000)
Average Price Received	$5.98	$5.22	$0.76	$6.37	$5.38	$0.98
	---------------	---------------	--------------	---------------	---------------	--------------
Gas Revenue	$15,027,000	$12,744,000	$2,283,000	$7,838,000	$6,748,000	$1,090,000
	---------------	---------------	--------------	---------------	---------------	--------------
Total Oil & Gas Revenue	$23,381,000	$19,684,000	$3,697,000	$12,295,000	$10,502,000	$1,793,000
	========	========	========	========	========	=========

Changes in production are due to production from properties added during 2004 offset by the natural decline of existing properties.

PrimeEnergy Corporation

June 30, 2005

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Lease operating expense for the three-month and six-month periods ending June 2005 increased by $872,000 and $1,742,000, respectively, compared to 2004 due to increased production tax expense related to the change in revenue, lease operating expenses of new properties, and overall price increases in oil field services.

General and administrative expenses for the three-month and six-month periods ending June 2005 increased by $477,000 and $717,000, respectively, compared to 2004, reflecting the increased ownership of the Partnerships acquired during 2004.

Field Service income for the three-month and six-month periods ending June 2005 increased by $851,000 and $1,268,000, respectively, compared to 2004 and the related Field Service expense the three-month and six-month periods ending June 2005 increased by $723,000 and $927,000, respectively, compared to 2004. These increases reflect higher utilization of equipment combined with an upward trend in rates during 2005.

Administrative overhead fees for the three-month and six-month periods ending June 2005 increased by $264,000 and $637,000, respectively, compared to 2004 reflecting the COPAS escalation combined with reduction of discounts on marginal properties.

Depreciation, depletion and amortization expense for the six-month period ending June 2005 increased by $561,000 compared to 2004. This increase is related to the additional capital expended during 2004 combined with increased production.

Exploration costs of $271,000 in the first half of 2005 were incurred in the drilling of one dry hole in Oklahoma. Exploration costs of $3,203,000 in the first half of 2004 were incurred in the drilling of two dry holes, one located in the Gulf of Mexico and one in Clay County, West Virginia.

This Report contains forward-looking statements that are based on management's current expectations, estimates and projections. Words such as "expects," "anticipates," "intends," "plans," "believes," "projects" and "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and are subject to the safe harbors created thereby. These statements are not guarantees of future performance and involve risks and uncertainties and are based on a number of assumptions that could ultimately prove inaccurate and, therefore, there can be no assurance that they will prove to be accurate. Actual results and outcomes may vary materially from what is

PrimeEnergy Corporation

June 30, 2005

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk on its line of credit, which has variable rates based upon the lenders base rate, as defined, and the London Inter-Bank Offered rate. Based on the weighted average balances outstanding during the first half of 2005, a hypothetical 2.5% increase in the applicable interest rates would have increased interest expense for the six months ended June 30, 2005 by approximately $378,000.

Oil and gas prices have historically been extremely volatile, and have been particularly so in recent years. Declines in domestic oil and gas prices could have a material adverse effect on the Company's revenues, operating results, estimates of economically recoverable reserves and the net revenue there from. To mitigate price volatility we sometimes lock in prices for some portion of our production through the use of financial instruments. During April 2005, we purchased put floors on 80% of the gas production attributed to our offshore proved and producing gas reserves for the 24-month period beginning January 1, 2006 for a total consideration of approximately $493,000. These derivatives were not held for trading purposes and are not designated as cash flow hedges. The estimated fair value of all derivative instruments is based on quoted market prices. Any change in fair value is included in Loss on derivative instruments on the Consolidated Statements of Operations.

A recap for the period of time, number of MMBtu's and gas prices is as follows:

Period of Time	MMBTU of Natural Gas	Floor
January 2006 - December 2006	828,000	$6.00
January 2007 - December 2007	654,000	$5.50

PrimeEnergy Corporation

June 30, 2005

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

June 30, 2005

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, the Company is party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, management does not expect these matters to have a materially adverse effect on the financial position or results of operations of the Company.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

.

During the six months ended June 30, 2005, the Company purchased the following shares of common stock as treasury shares.

2005 Month	Number of Shares	Average Price Paid per share	Maximum Number of Shares that May Yet Be Purchased Under The Plan (1)
January	14,375	$ 19.53	326,919
February	---	----	326,919
March	---	----	326,919
April	74,731	$20.00	252,188
May	14,003	$20.10	238,185
June	14,500	$20.36	223,685
	-----------
Total/Average	117,609	$20.00
	======

(1) In December 1993, we announced that our board of directors authorized a stock repurchase program whereby we may purchase outstanding shares of our common stock from time-to-time, in open market transactions or negotiated sales. A total of 2,400,000 shares have been authorized, to date, under this program. Through June 30, 2005 a total of 2,176,315 under this program for $15,582,144 at an average price of $7.16 per share. Additional purchases of shares may occur as market conditions warrant. We expect future purchases will be funded with internally generated cash flow or from working capital.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

PrimeEnergy Corporation

June 30, 2005

PART II - OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the company was held on June 3, 2005. The only matter submitted to the stockholders was the election of eight Directors (named below), nominated by management, all of whom were currently serving as Directors. Proxies were solicited pursuant to Regulation 14A under the Securities Act of 1934, definitive copies of which were filed with the Commission. There was no solicitation in opposition to management's nominees, and all of the Directors nominated for the re-election were elected. The number of shares of the Company's common stock voted at the Annual Meeting was 2,501,759. Those persons nominated and elected as Directors, and the number of shares voting for or withheld for each, is shown below. There were no abstentions or broker non-votes.

	For	Withheld
Beverly A. Cummings	2,384,576	117,183
Charles E. Drimal, Jr.	2,383,126	118,633
Matthias Eckenstein	2,351,374	150,385
H. Gifford Fong	2,498,309	3,450
Thomas S. T. Gimbel	2,498,019	3,740
Clint Hurt	2,498,019	3,740
Jan K. Smeets	2,497,219	4,540
Gaines Wehrle	2,350,759	151,000

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS AND REPORTS ON FORM 8K

No reports on form 8K were filed by the Company during the six months ended June 30, 2005.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PrimeEnergy Corporation
(Registrant)

August 11, 2005	/s/ Charles E. Drimal, Jr.
(Date)	------------------------------
Charles E. Drimal, Jr.
President
Principal Executive Officer

August 11, 2005	/s/ Beverly A. Cummings
(Date)	-------------------------------
Beverly A. Cummings
Executive Vice President
Principal Financial and Accounting Officer