Form 10-Q
period 2005-09-30
PRIMEENERGY CORP
filed 2005-11-14
CIK 56868

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q

/X/ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/   No  / /

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Acts). Yes ___ NO /X/
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ___ NO /X/
The number of shares outstanding of each class of the Registrant's Common Stock as of November 11, 2005 was: Common Stock, $0.10 par value 3,336,233 shares.

PrimeEnergy Corporation Consolidated Balance Sheets September 30, 2005 and December 31, 2004
	September 30, 2005 (Unaudited)	December 31 2004 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$8,200,000	$6,476,000
Restricted cash and cash equivalents	2,184,000	1,864,000
Accounts receivable	11,125,000	8,694,000
Other current assets	4,944,000	1,289,000
	----------------	----------------
Total current assets	26,453,000	18,323,000
	----------------	----------------

Property and equipment, at cost
Oil and gas properties (successful efforts method), net	55,488,000	48,069,000
Field service equipment and other, net	3,269,000	3,303,000

	----------------	----------------
Net property and equipment	58,757,000	51,372,000
	----------------	----------------
Other assets	449,000	231,000
	----------------	----------------
Total assets	$85,659,000	$69,926,000
	========	=========

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation Consolidated Balance Sheets September 30, 2005 and December 31, 2004
	September 30, 2005 (Unaudited)	December 31, 2004 (Audited)

LIABILITIES and STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,725,000	$9,941,000
Accrued liabilities	6,738,000	3,228,000
Due to related parties	1,246,000	600,000
	----------------	-----------------
Total current liabilities	25,709,000	13,769,000

Long-term bank debt	8,250,000	29,900,000
Asset retirement obligation	2,205,000	390,000
Deferred income taxes	15,823,000	7,630,000
	----------------	-----------------
Total liabilities	51,987,000	51,689,000
	----------------	-----------------
Stockholders' equity:
Preferred stock, $.10 par value,
authorized 5,000,000 shares, none issued	--	--
Common stock, $.10 par value, authorized
10,000,000 shares; issued 7,694,970 in 2005 and 2004	769,000	769,000
Paid in capital	11,024,000	11,024,000
Retained earnings	41,781,000	22,653,000
	----------------	-----------------
	53,574,000	34,446,000
Treasury stock, at cost, 4,320,354 common shares
at 2005 and 4,202,745 common shares at 2004	(19,902,000)	(16,209,000)
	----------------	-----------------
Total stockholders' equity	33,672,000	18,237,000
	----------------	---------------
Total liabilities and equity	$85,659,000	$69,926,000
	========	=========

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation Consolidated Statements of Operations Nine Months Ended September 30, 2005 and 2004 (unaudited)
	2005	2004
Revenue:
Oil and gas sales	$37,131,000	$30,194,000
Field service income	10,857,000	9,033,000
Administrative overhead fees	5,233,000	4,634,000
Loss on derivative instruments, net	(295,000)	--
Interest and other income	53,000	36,000
	----------------	---------------
Total revenue	52,979,000	43,897,000
	----------------	---------------
Costs and expenses:
Lease operating expense	13,114,000	10,649,000
Field service expense	9,161,000	7,889,000
Depreciation, depletion and amortization	8,808,000	9,035,000
General and administrative expense	8,400,000	5,914,000
Exploration costs	689,000	3,378,000

	----------------	---------------
Total costs and expenses	40,172,000	36,865,000
	----------------	---------------
Income from operations	12,807,000	7,032,000
Interest expense	1,254,000	805,000
Gain on sale and exchange of assets	20,327,000	146,000
	----------------	---------------
Net income before income taxes	31,880,000	6,373,000

Provision for income taxes	12,752,000	2,231,000
	----------------	---------------
Net income	$19,128,000	$4,142,000
	==========	=========

Basic income per common share	$5.59	$1.16

Diluted income per common share	$4.59	$0.96

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation Consolidated Statements of Operations Three Months Ended September 30, 2005 and 2004 (unaudited)
	2005	2004
Revenue:
Oil and gas sales	$13,750,000	$10,510,000
Field service income	3,853,000	3,297,000
Administrative overhead fees	1,679,000	1,717,000
Loss on derivative instruments, net	(10,000)	--
Interest and other income	21,000	16,000
	----------------	----------------
Total revenue	19,293,000	15,540,000
	----------------	----------------
Costs and expenses:
Lease operating expense	4,343,000	3,620,000
Field service expense	3,212,000	2,897,000
Depreciation, depletion and amortization	2,675,000	3,463,000
General and administrative expense	4,219,000	2,450,000
Exploration costs	418,000	175,000

	----------------	----------------
Total costs and expenses	14,867,000	12,605,000
	----------------	----------------
Income from operations	4,426,000	2,935,000
Interest expense	427,000	316,000
Gain on sale and exchange of assets	20,257,000	83,000
	----------------	----------------
Net income before income taxes	24,256,000	2,702,000

Provision for income taxes	9,702,000	946,000
	----------------	----------------
Net income	$14,554,000	$1,756,000
	==========	==========

Basic income per common share	$4.32	$0.50

Diluted income per common share	$3.54	$0.41

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation
Consolidated Statement of Stockholders' Equity
Nine Months Ended September 30, 2005
(unaudited)

	Common Stock		Paid In	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total

Balance at December 31, 2004	7,694,970	$ 769,000	11,024,000	22,653,000	(16,209,000)	$ 18,237,000
Purchased 147,924 shares of
common stock					(3,693,000)	(3,693,000)
Net income				19,128,000		19,128,000
	-----------	----------	-------------	-------------	--------------	---------------
Balance at September 30, 2005	7,694,970	$ 769,000	11,024,000	41,781,000	(19,902,000)	33,672,000
	=======	======	========	=========	=========	=========

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation Consolidated Statements of Cash Flows Nine Months Ended September 30, 2005 and 2004 (unaudited)

	2005	2004
Cash flows from operating activities:
Net income	$19,128,000	$4,142,000
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, depletion and amortization	8,808,000	8,130,000
Dry hole costs	271,000	3,378,000
Gain on sale of properties	(20,327,000)	(61,000)

Changes in assets and liabilities:
Accounts receivable	(2,431,000)	(1,070,000)
Other assets	(3,656,000)	(194,000)
Accounts payable	7,478,000	1,721,000
Accrued liabilities	3,517,000	265,000
Due to related parties	646,000	151,000
Deferred taxes	8,193,000	2,597,000
	----------------	----------------
Net cash provided by operating activities:	21,627,000	19,059,000
	----------------	----------------
Cash flows from investing activities:
Capital expenditures, including dry hole expense	(40,948,000)	(20,620,000)
Proceeds from sale of property and equipment	46,400,000	61,000
	----------------	----------------
Net cash provided by (used in) investing activities	5,452,000	(20,559,000)
	----------------	----------------
Cash flows from financing activities:
Purchase of treasury stock	(3,693,000)	(1,528,000)
Proceeds from long-term bank debt	39,970,000	25,122,000
Repayment of long-term bank debt	(61,632,000)	(20,547,000)
	----------------	----------------
Net cash provided by(used in) financing activities	(25,355,000)	3,047,000
	----------------	----------------
Net increase (decrease) in cash and cash equivalents	1,724,000	1,547,000

Cash and cash equivalents at the beginning of the period	6,476,000	3,891,000
	----------------	----------------
Cash and cash equivalents at the end of the period	$8,200,000	$5,438,000
	==========	==========

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

September 30, 2005

(1) Interim Financial Statements:

The accompanying consolidated financial statements of PrimeEnergy Corporation, with the exception of the consolidated balance sheet at December 31, 2004, have not been audited by independent public accountants. In the opinion of management, the accompanying financial statements reflect all adjustments necessary to present fairly our financial position at September 30, 2005 and our income and cash flows for the nine months ended September 30, 2005 and 2004. All such adjustments are of a normal recurring nature. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation. The results for interim periods are not necessarily indicative of annual results.

Recently Issued Accounting Pronouncements

In April 2005, the FASB issued Staff Position No. FAS (FSP) 19-1, "Accounting for Suspended Well Costs." FSP 19-1 amended SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," to provide for the continued capitalization of exploratory well costs beyond one year of the drilling commencement date when the well has found a sufficient quantity of reserves to justify its completion as a producing well and the enterprise is making sufficient progress assessing the reserves and the economic and operating viability of the project. FSP 19-1 also amends SFAS No. 19 to require additional disclosures of suspended exploratory well costs in the notes to the financial statements for annual and interim periods when there has been a significant change from the previous reporting period. The guidance of FSP 19- 1 is effective for the first reporting period beginning after April 5, 2005 and is to be applied prospectively. The Company does not expect FSP 19-1 will have a material impact on its financial statements.

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

September 30, 2005

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

In September 2005, the Emerging Issues Task Force (EITF) concluded in Issue No. 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty," that purchases and sales of inventory with the same party in the same line of business should be accounted for as non-monetary exchanges, if entered into in contemplation of one another. Anadarko presents purchase and sale activities related to its marketing and trading activities on a net basis in the income statement. The Company does not expect the conclusion reached on EITF Issue No. 04-13 to have a material impact on the Company's consolidated financial statements.

(2) Significant Acquisitions, Dispositions and Property Activity

In August 2005 the Company completed a transaction involving its interests in certain offshore Gulf of Mexico properties effective April 1, 2005 (the "Partners transaction".) Prime Offshore L.L.C. (Prime Offshore) formerly, F-W Oil Exploration L.L.C., a subsidiary of the Company, entered into a limited partnership agreement (the "Partners Agreement"), wherein Prime Offshore is the General Partner of FWOE Partners L.P. (Partners) formed for the acquisition, development and operation of oil and gas properties and pipelines, equipment, facilities and fixtures appurtenant thereto, in off-shore Gulf of Mexico (the "Properties"). Prior to entering into the Partners Agreement, Prime Offshore had distributed interests in the Properties to the minority shareholders of Prime Offshore and the Company purchased all of the outstanding shares of such minority shareholders for $250,000, resulting in the Company's 100% ownership of Prime Offshore.

Prime Offshore contributed all of its interest in the Properties to the partnership in exchange for an initial 20% General Partner interest in Partners and a cash distribution of $42.9 million. Partners purchased the interests previously distributed to the former minority shareholders for $27.7 million. The entire $70.6 million expended by Partners was funded by a cash contribution by the Limited Partner. The cash distribution includes adjustments for estimated net revenues from the effective date of April 1, 2005, estimated capital expenditures and other typical closing adjustments. Post closing adjustments including final net revenues and capital expenditures will be made within 90 days.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

September 30, 2005

(2) Significant Acquisitions, Dispositions and Property Activity (continued)

In July 2005 the Company completed the sale of certain leasehold and exploration rights in prospects generated in the Company's onshore Texas 2-d Seismic Exploration Program in exchange for a cash payment of $3.5 million. (the E2D transaction.)

As more fully described in Note 8, the Company is committed to offer to repurchase the interests of the partners and trust unit holders in certain of the Partnerships. The Company purchased such interests in an amount totaling $604,333 for the nine months ending September 30, 2005 and $2,038,305 for the year ending December 31, 2004. The Company's proportionate share of assets, liabilities and results of operations related to the interests in the Partnerships are included in the consolidated financial statements.

(3) Restricted Cash and Cash Equivalents:

Restricted cash and cash equivalents include $2,184,000 and $1,864,000 at September 30, 2005 and December 31, 2004, respectively, of cash primarily pertaining to undistributed royalty payments. There were corresponding accounts payable recorded at September 30, 2005 and December 31, 2004 for these liabilities.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

September 30, 2005

(4) Additional Balance Sheet Information

Certain balance sheet amounts are comprised of the following:

	September 30,	December 31,
	2005	2004
Accounts Receivable:
Joint Interest Billing	$2,369,000	$1,048,000
Trade Receivables	2,069,000	1,728,000
Oil and Gas Sales	6,941,000	6,181,000
Other	333,000	324,000
	---------------	----------------
	$11,712,000	$9,281,000
Less, Allowance for doubtful accounts	(587,000)	(587,000)
	--------------	----------------
	$11,125,000	$8,694,000
	=========	=========

Accounts Payable:
Trade	$10,442,000	$3,617,000
Royalty and other owners	5,917,000	5,105,000
Other	1,366,000	1,219,000
	----------------	----------------
Total	$17,725,000	$9,941,000
	=========	=========

Accrued Liabilities:
Payroll and benefits	$3,107,000	$1,367,000
Interest	78,000	183,000
Other	3,553,000	1,678,000
	----------------	----------------
Total	$6,738,000	$3,228,000
	=========	=========

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

September 30, 2005

(5) Property and Equipment:

Property and equipment at September 30, 2005 and December 31, 2004 consisted of the following:

	September 30,	December 31,
	2005	2004

Proved oil and gas properties, at cost	$113,155,000	$95,018,000
Unproved oil and gas properties, at cost	5,215,000	13,149,000
Less, accumulated depletion
and depreciation	(62,882,000)	(60,098,000)
	----------------	---------------
	$55,488,000	$48,069,000

Field service equipment and other	10,316,000	9,610,000
Less, accumulated depreciation	(7,047,000)	(6,307,000)
	----------------	---------------
	$3,269,000	$3,303,000
	----------------	---------------
Total net property and equipment	$58,757,000	$51,372,000
	=========	========

(6) Long-Term Bank Debt:

The Company's lender provides funds for Company activities under a line of credit agreement. The current borrowing base of the Company under the agreement is $41.0 million of which $8.25 million was outstanding as of September 30, 2005. The bank reviews each borrowing base semi-annually and, at their discretion, may decrease or propose an increase to the borrowing base relative to a redetermined estimate of proved oil and gas reserves. Borrowings under this agreement mature March 2007.

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

The combined average interest rates paid on outstanding borrowings subject to interest at the bank's base rate and on outstanding borrowings bearing interest based upon the LIBO rate were 4.89% during the first nine months of 2005 as compared to 3.32% during the same period of 2004.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

September 30, 2005

(7) Other Long-Term Obligations and Commitments:

Operating Leases:

The Company has several non-cancelable operating leases, primarily for rental of office space, that have a term of more than one year.

Operating Leases
2005	101,000
2006	403,000
2007	240,000
2008	192,000
Thereafter	16,000
-----------------
Total minimum payments	$952,000
==========

Asset Retirement Obligation:

A reconciliation of our liability for plugging and abandonment costs for the nine months ended September 30, 2005 is as follows:

Asset retirement obligation - beginning of period	$390,000
Liabilities incurred	1,954,000
Liabilities settled	(174,000)
Accretion expense	25,000
Change in estimate	10,000
-----------------
Asset retirement obligation - end of period	$2,205,000
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

September 30, 2005

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

(9) Stock Options and Other Compensation:

In May 1989, non-statutory stock options were granted by the Company to key executive officers for the purchase of shares of common stock. At September 30, 2005 and 2004, options on 767,500 were outstanding and exercisable at prices ranging from $1.00 to $1.25.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

September 30, 2005

(10) Related Party Transactions:

PEMC acts as the managing general partner, providing administration, accounting and tax preparation services for the Partnerships. Certain directors have limited and general partnership interests in several of these Partnerships. As the managing general partner in each of the Partnerships, PEMC receives approximately 5% to 15% of the net revenues of each Partnership as a carried interest in the Partnerships' properties. As more fully described in Note 8, the Company is committed to offer to repurchase the interests of the partners and trust unit holders in certain of the Partnerships. The Company purchased such interests in an amount totaling $604,333 in the first nine months of 2005 and $1,627,450 in first nine months of 2004.

The Partnership agreements allow PEMC to receive reimbursement for property acquisition and development costs and general and administrative overhead, incurred on behalf of the Partnerships.

Due to related parties at December 31, 2004 primarily represents receipts collected by the Company as agent, from oil and gas sales net of expenses. The amount of such receipts due the affiliated Partnerships was $1,096,000 and $600,000 at September 30, 2005 and December 31, 2004, respectively.

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

September 30, 2005

(12) Income Per Share:

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential options had been converted to common stock. The following reconciles amounts reported in the financial statements:

	Nine Months Ended			Nine Months Ended
	September 30, 2005			September 30 , 2004

	Net Income	Number of	Per Share	Net	Number of	Per Share
		Shares	Amount	Income	Shares	Amount
Net income per
common share	$19,128,000	3,418,853	$5.59	$4,142,000	3,585,299	$1.16
Effect of dilutive
securities:
Options		748,730			723,705
	--------------	-------------	--------	-----------	-------------	--------
Diluted net income
per common share	$19,128,000	4,167,583	$4.59	$4,142,000	4,309,004	$0.96
	=========	=========	=====	=========	=========	=====

	Three Months Ended			Three Months Ended
	September 30, 2005			September 30, 2004

	Net Income	Number of	Per Share	Net	Number of	Per Share
		Shares	Amount	Income	Shares	Amount
Net income per
common share	$14,554,000	3,365,650	$4.32	$1,756,000	3,544,538	$0.50
Effect of dilutive
securities:
Options		748,390			724,877
	--------------	--------------	--------	-------------	--------------	--------
Diluted net income
per common share	$14,554,000	4,114,040	$3.54	$1,756,000	4,269,415	$0.41
	=========	========	=====	=========	========	=====

PrimeEnergy Corporation

September 30, 2005

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the financial statements of the Company and notes thereto. The Company's subsidiaries are defined in Note 1 of the financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow provided by operations for the nine month period ended September 30, 2005 was $21.63 million, in addition $42.9 million and $3.5 million of cash proceeds were generated by the Partners and E2D transactions, respectively. (See Note 2 to the Financial Statements.) The Company has the ability to supplement cash requirements with borrowings under a credit agreement maintained with the Company's lender.

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

September 30, 2005

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

We expect to continue to make significant capital expenditures over the next several years as part of our long-term growth strategy. As of September 30, 2005 the Company has spent approximately $29.5 million drilling four successful wells as part of our program to develop our offshore properties, including the related pipeline and facility construction.

During the first nine months of 2005, onshore exploration and development expenditures totaled $7.6 million. Spending on projects in our core operating areas for 2005 is budgeted at $15 million

If our exploratory drilling results in significant new discoveries, we will have to expend additional capital in order to finance the completion, development, and potential additional opportunities generated by our success. We believe that, because of the additional reserves resulting from the success and our record of reserve growth in recent years, we will be able to access sufficient additional capital through additional bank financing.

The Company has in place both a stock repurchase program and a limited partnership interest repurchase program. Under these programs the Company expects to expend approximately $5 million in 2005. During the first nine months of 2005 the Company spent $604,333 to repurchase limited partnership interests from investors in its oil and gas partnerships and $3,693,000 to repurchase shares of its treasury stock.

The Company's lender provides funds for Company activities under a line of credit agreement. The current borrowing base of the Company under the agreement is $41.0 million of which $8.25 million was outstanding as of September 30, 2005. The bank reviews each borrowing base semi-annually and, at their discretion, may decrease or propose an increase to the borrowing base relative to a re-determined estimate of proved oil and gas reserves. Borrowings under this agreement mature March 2007.

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

September 30, 2005

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Effective March 2005, we agreed with our lenders to increase the Company's onshore borrowing base to $41 million. As of September 30, 2005, $8.25 million was borrowed under this agreement. The Company has the right to borrow an additional $5 million from our lender through our wholly owned subsidiary, PrimeOffshore.

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

RESULTS OF OPERATIONS

Revenues and net income during the nine and three month periods ended September 30, 2005, as compared to the same periods in 2004 reflect the increased oil and gas sales, presented below, offset by exploration costs and depreciation and depletion of oil and gas properties, and including the gain on sale related to the Partners and E2D transactions.

	Nine months Ended			Three Months Ended
	September 30,			September 30,
	------------------------------------------------------			-------------------------------------------------------
			Increase /			Increase /
	2005	2004	(Decrease)	2005	2004	(Decrease)

Barrels of Oil Produced	267,000	280,000	(13,000)	91,000	82,000	9,000
Average Price Received	$51.61	$36.95	14.66	$59.63	$41.54	$18.09
	---------------	---------------	--------------	---------------	---------------	--------------
Oil Revenue	$13,780,000	$10,346,000	$3,434,000	$5,426,000	$3,406,000	$2,020,000
	---------------	---------------	--------------	---------------	---------------	--------------
MCF of Gas Produced	3,599,000	3,761,000	(162,000)	1,088,000	1,321,000	(233,000)
Average Price Received	$6.49	$5.28	1.21	$7.65	$5.38	$2.27
	---------------	---------------	--------------	---------------	---------------	--------------
Gas Revenue	$23,351,000	$19,848,000	$3,503,000	$8,324,000	$7,104,000	$1,220,000
	---------------	---------------	--------------	---------------	---------------	--------------
Total Oil & Gas Revenue	$37,131,000	$30,194,000	$6,937,000	$13,750,000	$10,510,000	$3,240,000
	========	========	=========	========	========	=========

PrimeEnergy Corporation

September 30, 2005

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Changes in production are due to additional production from properties added during 2004 and 2005 offset by the sale of offshore properties in August 2005 (Partners transaction) and the hurricanes in the third quarter of 2005. Hurricanes Katrina and Rita came ashore negatively affecting our offshore production and to a lesser extent a portion of our onshore production. While we did not incur any significant property damage as a result of either storm production during the third quarter was shut-in for periods ranging from several days to a few weeks, primarily because of a lack of power or because of flooding or damage to facilities receiving our production.

Lease operating expense for the nine months of 2005 increased by $2,465,000 compared to 2004 due to increased production tax expense related to the change in revenue, lease operating expenses of new properties, and overall price increases in oil field services.

General and administrative expenses increased by $2,486,000 in the first nine months of 2005 as compared to 2004, reflecting the increased ownership of the Partnerships acquired during 2004 combined with reduced reimbursements from the Partnerships, higher personnel costs and professional fees related to the Company growth and costs to comply with the Sarbanes-Oxley Act of 2002.

Field Service income and expense for the nine months of 2005 increased $1,824,000 and $1,272,000, respectively, compared to 2004. These increases reflect higher utilization of equipment combined with an upward trend in rates during 2005.

Depreciation, depletion and amortization expense decreased to $8,808,000 in 2005 from $9,035,000 in 2004. This decrease is related to the additional capital expended during 2004 and 2005 offset by the sale of offshore properties in August 2005 (Partners transaction).

Exploration costs of $689,000 in the first nine months of 2005 include $271,000 incurred in the drilling of one dry hole in Oklahoma and $418,000 related to onshore prospect costs. Exploration costs of $3,378,000 in the first nine months 2004 were incurred in the drilling of two dry holes, one located in the Gulf of Mexico and one in Clay County, West Virginia.

Gain on sale and exchange of assets and Provision for income taxes for the nine months of 2005 increased $20,181,000 and $10,521,000, respectively, compared to 2004. These increases reflect the effect of the Partners and the E2D transactions.

PrimeEnergy Corporation

September 30, 2005

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk on its line of credit, which has variable rates based upon the lenders base rate, as defined, and the London Inter-Bank Offered rate. Based on the weighted average balances outstanding during the first nine months of 2005, a hypothetical 2.5% increase in the applicable interest rates would have increased interest expense for the nine months ended September 30, 2005 by approximately $604,000.

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

September 30, 2005

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

September 30, 2005

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, the Company is party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, management does not expect these matters to have a materially adverse effect on the financial position or results of operations of the Company.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

.

During the nine months ended September 30, 2005, the Company purchased the following shares of common stock as treasury shares.

2005 Month	Number of Shares	Average Price Paid per share	Maximum Number of Shares that May Yet Be Purchased Under The Plan (1)
January	14,375	$ 19.53	326,919
February	---	----	326,919
March	---	----	326,919
April	74,731	$20.00	252,188
May	14,003	$20.10	238,185
June	14,500	$20.36	223,685
July	4,313	$35.13	219,372
August	12,429	$46.23	206,943
September	13,573	$45.28	193,370
	-----------
Total/Average	147,924	$24.97
	======

(1) In December 1993, we announced that our board of directors authorized a stock repurchase program whereby we may purchase outstanding shares of our common stock from time-to-time, in open market transactions or negotiated sales. A total of 2,400,000 shares have been authorized, to date, under this program. Through September 30, 2005 a total of 2,206,630 under this program for $16,922,844 at an average price of $7.67 per share. Additional purchases of shares may occur as market conditions warrant. We expect future purchases will be funded with internally generated cash flow or from working capital.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

PrimeEnergy Corporation

September 30, 2005

PART II - OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS AND REPORTS ON FORM 8K

During the quarter ended September 30, 2005 the registrant filed one form 8-K on August 26, 2005 related to the Partners transaction.

a) The registrant filed under Items 1.01 and 2.01 and 9.01.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PrimeEnergy Corporation
(Registrant)

November 14, 2005	/s/ Charles E. Drimal, Jr.
(Date)	------------------------------
Charles E. Drimal, Jr.
President
Principal Executive Officer

November 14, 2005	/s/ Beverly A. Cummings
(Date)	-------------------------------
Beverly A. Cummings
Executive Vice President
Principal Financial and Accounting Officer