Form 10-K
period 2005-12-31
PRIMEENERGY CORP
filed 2006-04-06
CIK 56868

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From     to
Commission File Number 0-7406
PrimeEnergy Corporation
(Exact name of registrant as specified in its charter)

Delaware	84-0637348
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Landmark Square, Stamford, CT	06901
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (203) 358-5700
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.10 per share
(Title of Class)
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.           Yes ☐ No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 of Section 15 (d) of the Act.       Yes ☐ No ☑
Indicate whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large Accelerated Filer ☐            Accelerated Filer ☐            Non-Accelerated Filer ☑
Indicated by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting stock of the Registrant held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of the last business day of the Registrant’s most recently completed second fiscal quarter, was $ 44,348,959.
The number of shares outstanding of each class of the Registrant’s Common Stock as of March 28, 2006, was: 3,303,179 shares, Common Stock, $0.10 par value,
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s proxy statement to be furnished to stockholders in connection with its Annual Meeting of Stockholders to be held in May, 2006, are incorporated by reference in Part III hereof.

PrimeEnergy Corporation
FORM 10-K ANNUAL REPORT
For the Fiscal Year Ended
December 31, 2005
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
     The Company is engaged in the oil and gas business through the acquisition, exploration, development, and production of crude oil and natural gas. The Company’s properties are located primarily in Texas, Oklahoma, West Virginia, the Gulf of Mexico, New Mexico, Colorado and Louisiana. The Company, through its subsidiaries Prime Operating Company, Southwest Oilfield Construction Company, Eastern Oil Well Service Company and EOWS Midland Company, acts as operator and provides well servicing support operations for many of the onshore oil and gas wells in which the Company has an interest, as well as for third parties. The Company owns and operates properties in the Gulf of Mexico through its subsidiary Prime Offshore L.L.C, formerly F-W Oil Exploration L.L.C. The Company is also active in the acquisition of producing oil and gas properties through joint ventures with industry partners. The Company’s subsidiary, PrimeEnergy Management Corporation (“PEMC”), acts as the managing general partner of 18 oil and gas limited partnerships (the “Partnerships”), and acts as the managing trustee of two asset and income business trusts (“the Trusts”).
Exploration, Development and Recent Activities
     The Company’s activities include development and exploratory drilling. The Company’s strategy is to develop a balanced portfolio of drilling prospects that includes lower risk wells with a high probability of success and higher risk wells with greater economic potential.
     As of December 31, 2005, the Company had net capitalized costs related to oil and gas properties of $66.2 million, including $6.2 million of undeveloped properties. Total expenditures for the acquisition, exploration and development of the Company’s properties during 2005 were $52.1 million of which $262,000 related to exploration costs expensed during 2005. Proved reserves as of December 31, 2005, were 66 BCFe of gas which consisted of 97% proved developed reserves and 3% proved undeveloped reserves.
     Our offshore exploration and development budget for 2006 is $80 million including facility construction and installation. As of March, 2006, the Company has spent approximately $8 million drilling, completing and equipping two successful wells in the Gulf of Mexico as part of our program to develop our offshore properties. We have budgeted $20 million for onshore exploration and development in our core operating areas. As of March, 2006, the Company has committed approximately $4,200,000 on wells in these areas that have been spudded since January 1, 2006.

     Significant 2005 transactions
     In July 2005, the Company completed the sale of certain leasehold and exploration rights in prospects generated in the Company’s onshore Texas 2-d Seismic Exploration Program in exchange for a cash payment of $3.5 million.
     In August 2005, the Company completed a transaction involving its interests in certain offshore Gulf of Mexico properties effective April 1, 2005 (the “Partners transaction”.) Prime Offshore L.L.C. (“Prime Offshore”), a subsidiary of the Company, entered into a limited partnership agreement (the “Partners Agreement”), wherein Prime Offshore is the General Partner of FWOE Partners L.P. (the “Partners”), a limited partnership formed for the acquisition, development and operation of oil and gas properties and pipelines, equipment, facilities and fixtures, in off-shore Gulf of Mexico (the “Properties”). Prior to entering into the Partners Agreement, Prime Offshore had distributed interests in the Properties to the minority shareholders of Prime Offshore and the Company purchased all of the outstanding shares of such minority shareholders for $250,000, resulting in the Company’s 100% ownership of Prime Offshore.
     Prime Offshore contributed all of its interest in the Properties to Partners in exchange for an initial 20% General Partner interest in Partners and a cash distribution of $43.2 million. Partners purchased the interests previously distributed to the former minority shareholders for $27.7 million. The entire $70.9 million expended by Partners was funded by a cash contribution by the Limited Partner.
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
     The Company presently owns producing and non-producing properties located primarily in Texas, Oklahoma, West Virginia, the Gulf of Mexico, New Mexico, Colorado and Louisiana, and owns a substantial amount of well servicing equipment. The Company does not own any refinery or marketing facilities, and does not currently own or lease any bulk storage facilities or pipelines other than adjacent to and used in connection with producing wells and the interests in certain gas gathering systems. All of the Company’s oil and gas properties and interests are located in the United States.
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
Well Operations
     The Company’s operations are conducted through a central office in Houston, Texas, and district offices in Houston and Midland, Texas, Oklahoma City, Oklahoma, and Charleston, West Virginia. The Company currently operates 1,522 oil and gas wells, 417 through the Houston office, 170 through the Midland office, 438 through the Oklahoma City office and 497 through the Charleston, West Virginia office. Substantially all of the wells operated by the Company are wells in which the Company has an interest.

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
     PEMC, as managing general partner of the Partnerships and managing trustee of the Trusts, is responsible for all Partnership and Trust activities, the drilling of development wells and the production and sale of oil and gas from productive wells. PEMC also provides administration, accounting and tax preparation for the Partnerships and Trusts. PEMC is liable for all debts and liabilities of the Partnerships and Trusts, to the extent that the assets of a given limited partnership or trust are not sufficient to satisfy its obligations. The Company stopped sponsoring partnerships and trusts in 1992. Today there are only 18 partnerships and two trusts remaining. The aggregate number of limited partners in the Partnerships and beneficial owners of the Trusts now administered by PEMC is approximately 3,663. This number, as well as the number of remaining partnerships noted above, has decreased in recent years as the Company continues to buy back limited partner interests.
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
Regulation of Production:
     The production of oil and natural gas is subject to regulation under a wide range of local, state and federal statutes, rules, orders and regulations. Federal, state and local statutes and regulations require permits for drilling operations and plugging and abandonment, drilling bonds and reports concerning operations. The states in which we own and operate properties have regulations governing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum allowable rates of production from oil and natural gas wells, the regulation of well spacing, and plugging and abandonment of wells. Many states also restrict production to the market demand for oil and natural gas, and states have indicated interest in revising applicable regulations. The effect of these regulations is to limit the amount of oil and natural gas that we can produce from our wells and to limit the number of wells or the locations at which we can drill. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of oil, natural gas and natural gas liquids within its jurisdiction.

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
     See Notes 1 and 9 to the consolidated financial statements included in this Report for a discussion of accounting for income taxes.
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

Oil Purchasers:
Texon Distributing L.P.	26.69%
Plains All American Inc.	31.97%
TEPPCO Crude Oil, L.L.C.	20.71%
LPC Crude Oil, Inc.	11.87%
Gas Purchasers:
Unimark LLC	43.79%
Enterprise Products Operation	17.27%
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
Environmental Matters
     Various federal, state and local laws and regulations governing the protection of the environment, such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”), the Federal Water Pollution Control Act of 1972, as amended (the “Clean Water Act”), and the Federal Clean Air Act, as amended (the “Clean Air Act”), affect our operations and costs. In particular, our exploration, development and production operations, our activities in connection with storage and transportation of oil and other hydrocarbons and our use of facilities for treating, processing or otherwise handling hydrocarbons and related wastes may be subject to regulation under these and similar state legislation. These laws and regulations:
•	restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities;

•	limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas; and

•	Impose substantial liabilities for pollution resulting from our operations.
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
     As with the industry generally, compliance with existing regulations increases our overall cost of business. The areas affected include:
•	unit production expenses primarily related to the control and limitation of air emissions and the disposal of produced water;

•	capital costs to drill exploration and development wells primarily related to the management and disposal of drilling fluids and other oil and natural gas exploration wastes; and

•	Capital costs to construct, maintain and upgrade equipment and facilities.
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
     We currently own or lease properties that for many years have been used for the exploration and production of oil and natural gas. Although we and our predecessors have used operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed or released on, under or from the properties owned or leased by us or on, under or from other locations where these wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose actions with respect to the treatment and disposal or release of hydrocarbons or other wastes were not under our control. These properties and wastes disposed on these properties may be subject to CERCLA and analogous state laws. Under these laws, we could be required:
•	to remove or remediate previously disposed wastes, including wastes disposed or released by prior owners or operators;

•	To clean up contaminated property, including contaminated groundwater; or to perform remedial operations to prevent future contamination.
     At this time, we do not believe that we are associated with any Superfund site and we have not been notified of any claim, liability or damages under CERCLA.
     Oil Pollution Act of 1990. The Oil Pollution Act of 1990, as amended (the “OPA”), and regulations there under impose liability on “responsible parties” for damages resulting from oil spills into or upon navigable waters, and adjoining shorelines or in the exclusive economic zone of the United States. Liability under OPA is strict, and under certain circumstances joint and several, and potentially unlimited. A “responsible party” includes the owner or operator of an onshore facility and the lessee or permittee of the area in which an offshore facility is located. The OPA also requires the lessee or permittee of the offshore area in which a covered offshore facility is located to establish and maintain evidence of financial responsibility in the amount of $35.0 million ($10.0 million if the offshore facility is located landward of the seaward boundary of a state) to cover liabilities related to an oil spill for which such person is statutorily responsible. The amount of required financial responsibility may be increased above the minimum amounts to an amount not exceeding $150.0 million depending on the risk represented by the quantity or quality of oil that is handled by the facility. We carry insurance coverage to meet these obligations, which we believe is customary for comparable companies in our industry. A failure to comply with OPA’s requirements or inadequate cooperation during a spill response action may subject a responsible party to civil or criminal enforcement actions. We are not aware of any action or event that would subject us to liability under OPA, and we believe that compliance with OPA’s financial responsibility and other operating requirements will not have a material adverse effect on us.
     U.S. Environmental Protection Agency. The U.S. Environmental Protection Agency regulations address the disposal of oil and natural gas operational wastes under three federal acts more fully discussed in the paragraphs that follow. The Resource Conservation and Recovery Act of 1976, as amended (“RCRA”), provides a framework for the safe disposal of discarded materials and the management of solid and hazardous wastes. The direct disposal of operational wastes into offshore waters is also limited under the authority of the Clean Water Act. When injected underground, oil and natural gas wastes are regulated by the Underground Injection Control program under Safe Drinking Water Act. If wastes are classified as hazardous, they must be properly transported, using a uniform hazardous waste manifest, documented, and disposed at an approved hazardous waste facility. We have coverage under the Region VI National Production Discharge Elimination System Permit for discharges associated with exploration and development activities. We take the necessary steps to ensure all offshore discharges associated with a proposed operation, including produced waters, will be conducted in accordance with the permit.
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
     Safe Drinking Water Act. Underground injection is the subsurface placement of fluid through a well, such as the reinjection of brine produced and separated from oil and natural gas production. The Safe Drinking Water Act of 1974, as amended, establishes a regulatory framework for underground injection, with the main goal being the protection of usable aquifers. The primary objective of injection well operating requirements is to ensure the mechanical integrity of the injection apparatus and to prevent migration of fluids from the injection zone into underground sources of drinking water. Hazardous-waste injection well operations are strictly controlled, and certain wastes, absent an exemption, cannot be injected into underground injection control wells. In Louisiana and Texas, no underground injection may take place except as authorized by permit or rule. We currently own and operate various underground injection wells. Failure to abide by our permits could subject us to civil and/or criminal enforcement. We believe that we are in compliance in all material respects with the requirements of applicable state underground injection control programs and our permits.
     Marine Protected Areas. Executive Order 13158, issued on May 26, 2000, directs federal agencies to safeguard existing Marine Protected Areas (“MPAs”) in the United States and establish new MPAs. The order requires federal agencies to avoid harm to MPAs to the extent permitted by law and to the maximum extent practicable. It also directs the EPA to propose new regulations under the Clean Water Act to ensure appropriate levels of protection for the marine environment. This order has the potential to adversely affect our operations by restricting areas in which we may carry out future development and exploration projects and/or causing us to incur increased operating expenses.
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
     Naturally Occurring Radioactive Materials (“NORM”). NORM are materials not covered by the Atomic Energy Act, whose radioactivity is enhanced by technological processing such as mineral extraction or processing through exploration and production conducted by the oil and natural gas industry. NORM wastes are regulated under the RCRA framework, but primary responsibility for NORM regulation has been a state function. Standards have been developed for worker protection, treatment, storage and disposal of NORM waste, management of waste piles, containers and tanks; and limitations upon the release of NORM contaminated land for unrestricted use. We believe that our operations are in material compliance with all applicable NORM standards established by the states, as applicable.
Employees
     At March 25, 2006, the Company had 206 full-time and 11 part-time employees, 18 of whom were employed by the Company at its principal offices in Stamford, Connecticut, 21 in Houston, Texas, at the offices of Prime Operating Company, Eastern Oil Well Service Company, EOWS Midland Company and Prime Offshore L.L.C., and 178 employees who were primarily involved in the district operations of the Company in Houston and Midland, Texas, Oklahoma City, Oklahoma and Charleston, West Virginia.
     Item 1A. RISK FACTORS.
     Natural gas and oil prices fluctuate widely, and low prices for an extended period of time are likely to have a material adverse impact on our business.
     Our revenues, operating results, financial condition and ability to borrow funds or obtain additional capital depend substantially on prevailing prices for natural gas and, to a lesser extent, oil. Lower commodity prices may reduce the amount of natural gas and oil that we can produce economically. Historically, natural gas and oil prices and markets have been volatile, with prices fluctuating widely, and they are likely to continue to be volatile. Depressed prices in the future would have a negative impact on our future financial results. Because our reserves are predominantly natural gas, changes in natural gas prices may have a particularly large impact on our financial results.
     Prices for natural gas and oil are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for natural gas and oil, market uncertainty and a variety of additional factors that are beyond our control. These factors include:
•	the level of consumer product demand;

•	weather conditions;

•	political conditions in natural gas and oil producing regions, including the Middle East;

•	the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

•	the price of foreign imports;

•	actions of governmental authorities;

•	pipeline capacity constraints;

•	inventory storage levels;

•	domestic and foreign governmental regulations;

•	the price, availability and acceptance of alternative fuels; and

•	overall economic conditions

     These factors and the volatile nature of the energy markets make it impossible to predict with any certainty the future prices of natural gas and oil. If natural gas prices decline significantly for a sustained period of time, the lower prices may adversely affect our ability to make planned expenditures, raise additional capital or meet our financial obligations.
     Drilling natural gas and oil wells is a high-risk activity.
     Our growth is materially dependent upon the success of our drilling program. Drilling for natural gas and oil involves numerous risks, including the risk that no commercially productive natural gas or oil reservoirs will be encountered. The cost of drilling, completing and operating wells is substantial and uncertain, and drilling operations may be curtailed, delayed or cancelled as a result of a variety of factors beyond our control, including:
•	unexpected drilling conditions, pressure or irregularities in formations;

•	equipment failures or accidents;

•	adverse weather conditions;

•	compliance with governmental requirements; and

•	shortages or delays in the availability of drilling rigs or crews and the delivery of equipment.
     Our future drilling activities may not be successful and, if unsuccessful, such failure will have an adverse effect on our future results of operations and financial condition. Our overall drilling success rate or our drilling success rate for activity within a particular geographic area may decline. We may ultimately not be able to lease or drill identified or budgeted prospects within our expected time frame, or at all. We may not be able to lease or drill a particular prospect because, in some cases, we identify a prospect or drilling location before seeking an option or lease rights in the prospect or location. Similarly, our drilling schedule may vary from our capital budget. The final determination with respect to the drilling of any scheduled or budgeted wells will be dependent on a number of factors, including:
•	the results of exploration efforts and the acquisition, review and analysis of the seismic data;

•	the availability of sufficient capital resources to us and the other participants for the drilling of the prospects;

•	the approval of the prospects by other participants after additional data has been compiled;

•	economic and industry conditions at the time of drilling, including prevailing and anticipated prices for natural gas and oil and the availability of drilling rigs and crews;

•	our financial resources and results; and

•	the availability of leases and permits on reasonable terms for the prospects.
     These projects may not be successfully developed and the wells, if drilled, may not encounter reservoirs of commercially productive natural gas or oil.
     Reserve estimates depend on many assumptions that may prove to be inaccurate. Any material inaccuracies in our reserve estimates or underlying assumptions could cause the quantities and net present value of our reserves to be overstated.
     Reserve engineering is a subjective process of estimating underground accumulations of natural gas and crude oil that cannot be measured in an exact manner. The process of estimating quantities of proved reserves is complex and inherently uncertain, and the reserve data included in this document are only estimates. The process relies on interpretations of available geologic, geophysic, engineering and production data. As a result, estimates of different engineers may vary. In addition, the extent, quality and reliability of this technical data can vary. The differences in the reserve estimation process are substantially due to the geological conditions in which the wells are drilled. The process also requires certain economic assumptions, some of which are mandated by the SEC, such as natural gas and oil prices. Additional assumptions include drilling and operating expenses, capital expenditures, taxes and availability of funds. The accuracy of a reserve estimate is a function of:
•	the quality and quantity of available data;

•	the interpretation of that data

•	the accuracy of various mandated economic assumptions; and

•	the judgment of the persons preparing the estimate.

     Results of drilling, testing and production subsequent to the date of an estimate may justify revising the original estimate. Accordingly, initial reserve estimates often vary from the quantities of natural gas and crude oil that are ultimately recovered, and such variances may be material. Any significant variance could reduce the estimated quantities and present value of our reserves. You should not assume that the present value of future net cash flows from our proved reserves is the current market value of our estimated natural gas and oil reserves. In accordance with SEC requirements, we base the estimated discounted future net cash flows from our proved reserves on prices and costs in effect on the date of the estimate, holding the prices and costs constant throughout the life of the properties. Actual future prices and costs may differ materially from those used in the net present value estimate, and future net present value estimates using then current prices and costs may be significantly less than the current estimate. In addition, the 10% discount factor we use when calculating discounted future net cash flows for reporting requirements in compliance with the Financial Accounting Standards Board in Statement of Financial Accounting Standards No. 69 may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the natural gas and oil industry in general.
     Our future performance depends on our ability to find or acquire additional natural gas and oil reserves that are economically recoverable.
     In general, the production rate of natural gas and oil properties declines as reserves are depleted, with the rate of decline depending on reservoir characteristics. Unless we successfully replace the reserves that we produce, our reserves will decline, eventually resulting in a decrease in natural gas and oil production and lower revenues and cash flow from operations. Our future natural gas and oil production is, therefore, highly dependent on our level of success in finding or acquiring additional reserves. We may not be able to replace reserves through our exploration, development and exploitation activities or by acquiring properties at acceptable costs. Low natural gas and oil prices may further limit the kinds of reserves that we can develop economically. Lower prices also decrease our cash flow and may cause us to decrease capital expenditures.
     Exploration, development and exploitation activities involve numerous risks that may result in dry holes, the failure to produce natural gas and oil in commercial quantities and the inability to fully produce discovered reserves.
     We are continually identifying and evaluating opportunities to acquire natural gas and oil properties. We may not be able to successfully consummate any acquisition, to acquire producing natural gas and oil properties that contain economically recoverable reserves, or to integrate the properties into our operations profitably.
     We face a variety of hazards and risks that could cause substantial financial losses.
     Our business involves a variety of operating risks, including:
•	blowouts, cratering and explosions;

•	mechanical problems;

•	uncontrolled flows of natural gas, oil or well fluids;

•	formations with abnormal pressures;

•	pollution and other environmental risks; and

•	natural disasters.
     In addition, we conduct operations in shallow offshore areas, which are subject to additional hazards of marine operations, such as capsizing, collision and damage from severe weather. Any of these events could result in injury or loss of human life, loss of hydrocarbons, significant damage to or destruction of property, environmental pollution, regulatory investigations and penalties, impairment of our operations and substantial losses to us.
     Our operation of natural gas gathering and pipeline systems also involves various risks, including the risk of explosions and environmental hazards caused by pipeline leaks and ruptures.
     We have limited control over the activities on properties we do not operate.
     Other companies operate some of the properties in which we have an interest. We have limited ability to influence or control the operation or future development of these non-operated properties or the amount of capital expenditures that we are required to fund with respect to them. The failure of an operator of our wells to adequately perform operations, an operator’s breach of the applicable agreements or an operator’s failure to act in ways that are in our best interest could reduce our production and revenues. Our dependence on the operator and other working interest owners for these projects and our limited ability to influence or control the operation and future development of these properties could materially adversely affect the realization of our targeted returns on capital in drilling or acquisition activities and lead to unexpected future costs.
     Terrorist activities and the potential for military and other actions could adversely affect our business.
     The threat of terrorism and the impact of military and other action have caused instability in world financial markets and could lead to increased volatility in prices for natural gas and oil, all of which could adversely affect the markets for our operations. Future acts of terrorism could be directed against companies operating in the United States. The U.S. government has issued public warnings that indicate that energy assets might be specific targets of terrorist organizations. These developments have subjected our operations to increased risk and, depending on their ultimate magnitude, could have a material adverse effect on our business.
     Our ability to sell our natural gas and oil production could be materially harmed if we fail to obtain adequate services such as transportation and processing.
     The sale of our natural gas and oil production depends on a number of factors beyond our control, including the availability and capacity of transportation and processing facilities. Our failure to obtain these services on acceptable terms could materially harm our business.
     Competition in our industry is intense, and many of our competitors have substantially greater financial and technological resources than we do, which could adversely affect our competitive position.
     Competition in the natural gas and oil industry is intense. Major and independent natural gas and oil companies actively bid for desirable natural gas and oil properties, as well as for the equipment and labor required to operate and develop these properties. Our competitive position is affected by price, contract terms and quality of service, including pipeline connection times, distribution efficiencies and reliable delivery record. Many of our competitors have financial and technological resources and exploration and development budgets that are substantially greater than ours. These companies may be able to pay more for exploratory projects and productive natural gas and oil properties and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, these companies may be able to expend greater resources on the existing and changing technologies that we believe are and will be increasingly important to attaining success in the industry.
     We may have hedging arrangements that expose us to risk of financial loss and limit the benefit to us of increases in prices for natural gas and oil.
     From time to time, when we believe that market conditions are favorable, we use certain derivative financial instruments to manage price risks associated with our production in all of our regions. While there are many different types of derivatives available, in 2005 we primarily employed natural gas put option agreements to attempt to manage price risk. These hedging arrangements limit the benefit to us of increases in prices. We will continue to evaluate the benefit of employing derivatives in the future.
     The loss of key personnel could adversely affect our ability to operate.
     Our operations are dependent upon a relatively small group of key management and technical personnel, and one or more of these individuals could leave our employment. The unexpected loss of the services of one or more of these individuals could have a detrimental effect on us. In addition, our drilling success and the success of other activities integral to our operations will depend, in part, on our ability to attract and retain experienced geologists, engineers and other professionals. Competition for experienced geologists, engineers and some other professionals is extremely intense. If we cannot retain our technical personnel or attract additional experienced technical personnel, our ability to compete could be harmed.
     We are subject to complex laws and regulations, including environmental regulations, which can adversely affect the cost, manner or feasibility of doing business.
     Our operations are subject to extensive federal, state and local laws and regulations, including tax laws and regulations and those relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. These laws and regulations can adversely affect the cost, manner or feasibility of doing business. Many laws and regulations require permits for the operation of various facilities, and these permits are subject to revocation, modification and renewal. Governmental authorities have the power to enforce compliance with their regulations, and violations could subject us to fines, injunctions or both. These laws and regulations have increased the costs of planning, designing, drilling, installing and operating natural gas and oil facilities. In addition, we may be liable for environmental damages caused by previous owners of property we purchase or lease. Risks of substantial costs and liabilities related to environmental compliance issues are inherent in natural gas and oil operations. It is possible that other developments, such as stricter environmental laws and regulations, and claims for damages to property or persons resulting from natural gas and oil production, would result in substantial costs and liabilities.
     Item 1 B. UNRESOLVED STAFF COMMENTS.
     The Company is a non-accelerated filer and no response is required pursuant to this Item.
     Item 2. PROPERTIES.
     The Company’s executive offices are located in leased premises at One Landmark Square, Stamford, Connecticut. The executive offices of Prime Operating Company, Eastern Oil Well Service Company, EOWS Midland Company and Prime Offshore L.L.C., are located in leased premises in Houston, Texas, and the offices of Southwest Oilfield Construction Company are in Oklahoma City, Oklahoma.
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
     The following table sets forth the exploratory and development drilling experience with respect to wells in which the Company participated during the five years ended December 31, 2005.

	2005		2004		2003		2002		2001
	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Exploratory:
Oil	1	.500	2	.400	—	—	1	1.000	1	1.000
Gas	11	3.510	10	2.850	4	1.565	1	.250	1	.602
Dry	1	1.000	4	1.594	6	1.400	4	2.500	—	—
Development:
Oil	17	8.500	—	—	6	2.561	2	1.250	1	.500
Gas	15	7.790	7	3.993	8	4.478	10	7.590	7	4.926
Dry	4	2.410	2	1.594	1	.500	6	5.300	2	1.585
Total:
Oil	18	9.000	2	.400	6	2.560	3	2.250	2	1.500
Gas	26	11.300	17	6.843	12	6.042	11	7.840	8	5.528
Dry	5	3.410	6	2.722	7	1.900	10	7.800	2	1.585

	49	23.710	25	9.965	25	10.504	24	17.890	12	8.613

Oil and Gas Production
     As of December 31, 2005, the Company had ownership interests in the following numbers of gross and net producing oil and gas wells and gross and net producing acres (1).

	Gross	Net
Producing wells (1)
Oil Wells	892	282
Gas Wells	1,170	381
Producing Acres	329,790.26	80,954.27

(1)	A gross well or gross acre is a well or an acre in which a working interest is owned. A net well or net is the sum of the fractional revenue interests owned in gross wells or gross acres. Wells are classified by their primary product. Some wells produce both oil and gas.

     The following table shows the Company’s net production of crude oil and natural gas for each of the five years ended December 31, 2005. “Net” production is net after royalty interests of others are deducted and is determined by multiplying the gross production volume of properties in which the Company has an interest by percentage of the leasehold, mineral or royalty interest owned by the Company.

	2005	2004	2003	2002	2001
Oil (barrels)	361,000	371,000	370,000	321,000	306,000
Gas (Mcf)	4,758,000	5,138,000	3,991,000	3,540,000	3,764,000
     The following table sets forth the Company’s average sales price per barrel of crude oil and average sales prices per one thousand cubic feet (“Mcf”) of gas, together with the Company’s average production costs per unit of production for the five years ended December 31, 2005.

	2005	2004	2003	2002	2001
Average sales price per barrel	$52.91	40.45	28.90	23.37	24.92
Average sales price Per Mcf	$7.33	5.64	4.80	3.06	4.08
Average production costs per net equivalent barrel (1)	$16.10	12.17	12.42	11.80	11.88

(1)	Net equivalent barrels are computed at a rate of 6 Mcf per barrel.
Undeveloped Acreage
     The following table sets forth the approximate gross and net undeveloped acreage in which the Company has leasehold, mineral and royalty interests as of December 31, 2005. “Undeveloped acreage” is that acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves.

	Leasehold		Mineral		Royalty
	Interests		Interests		Interests
	Gross	Net	Gross	Net	Gross	Net
State	Acres	Acres	Acres	Acres	Acres	Acres
Colorado			799.00	23.00
Gulf of Mexico	104,067.12	67,155.58
Montana			13,984.00	59.00	786.00	5.00
Nebraska			2,553.00	331.00
North Dakota			640.00	1.00
Oklahoma	5,771.02	3,451.27	320.00	1.00
Texas	16,259.24	6,059.93	680.00	16.34
New Mexico	188.41	62.17
Wyoming	1,000.00	125.00	5,043.00	35.00	140.00	35.00

TOTAL	127,285.80	76,853.97	24,019.00	466.34	926.00	40.00

Reserves
     The Company’s interests in proved developed and undeveloped oil and gas properties have been evaluated by Ryder Scott Company, L.P. for each of the five years ended December 31, 2005. All of the Company’s reserves are located within the continental United States. The following table summarizes the Company’s oil and gas reserves at each of the respective dates (figures rounded):

	Reserve Category
	Proved Developed		Proved Undeveloped		Total
As of	Oil	Gas	Oil	Gas	Oil	Gas
12-31	(bbls)	(Mcf)	(bbls)	(Mcf)	(bbls)	(Mcf)
2001	1,996,000	24,266,000	—	453,000	1,996,000	24,719,000
2002	2,319,000	29,917,000	—	—	2,319,000	29,917,000
2003	2,865,000	34,045,000	40,000	4,960,000	2,905,000	39,005,000
2004	2,926,000	37,728,000	6,000	7,142,000	2,932,000	44,870,000
2005	3,504,000	43,976,000	183,000	968,000	3,687,000	44,944,000

     The estimated future net revenue (using current prices and costs as of those dates:) and the present value of future net revenue (at a 10% discount for estimated timing of cash flow) for the Company’s proved developed and proved undeveloped oil and gas reserves at the end of each of the five years ended December 31, 2005, are summarized as follows (figures rounded):

	Proved Developed		Proved Undeveloped		Total
		Present Value		Present Value 10		Present Value 10	Present Value 10	Standardized
As of	Future Net	Of Future	Future Net	Of Future	Future Net	Of Future	Of Future	Measure of
12-31	Revenue	Net Revenue	Revenue	Net Revenue	Revenue	Net Revenue	Income Taxes	Discounted Cash flow
2001	$41,086,000	24,653,000	957,000	629,000	42,043,000	25,282,000	4,316,000	20,966,000
2002	$97,600,000	56,855,000	—	—	97,600,000	56,855,000	14,079,000	42,776,000
2003	$141,194,000	85,695,000	22,891,000	17,401,000	164,085,000	103,096,000	29,844,000	73,252,000
2004	$177,916,000	107,116,000	33,484,000	26,796,000	211,400,000	133,912,000	39,501,000	94,411,000
2005	$349,816,000	201,883,000	12,510,000	6,663,000	362,326,000	208,546,000	63,067,000	145,479,000
     The PV 10 Value represents the discounted future net cash flows attributable to our proved oil and gas reserves before income tax, discounted at 10%. Although it is a non-GAAP measure, we believe that the presentation of the PV 10 Value is relevant and useful to our investors because it presents the discounted future net cash flow attributable to our proved reserves prior to taking into account corporate future income taxes and our current tax structure. We use this measure when assessing the potential return on investment related to our oil and gas properties. The standardized measure of discounted future net cash flows represents the present value of future cash flows attributable to our proved oil and natural gas reserves after income tax, discounted at 10%.
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
     The spot price for gas at December 31, 2005 and 2004, was $10.05 and $6.18 per MMBTU, respectively. The range of spot prices during the year 2005 was a low of $5.56 and a high of $15.41 and the average was $8.94. The range during the first quarter of 2006 has been from $6.33 to $9.95, with an average of $7.72. The recent futures market prices have traded above $7.10 per MMBTU.
     The NYMEX price for oil at December 31, 2005 and 2004, was $61.04 and $43.45 per barrel, respectively. The range of NYMEX prices during the year 2005 was a low of $42.12 and a high of $71.15 and the average was $56.73. The range during the first quarter of 2006 has been from $58.46 to $68.35, with an average of $63.31. The recent futures market prices have fluctuated around $64.00.
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
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     No matters were submitted during the fourth quarter of the fiscal year ended December 31, 2005, to a vote of the Company’s security-holders through the solicitation of proxies or otherwise.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
     The Company’s Common Stock is traded in the NASDAQ Stock Market, trading symbol “PNRG”. The high and low bid quotations for each quarterly period during the two years ended December 31, 2005, were as follows:

2005	High	Low
First Quarter	$22.99	$19.50
Second Quarter	$47.09	$19.77
Third Quarter	$52.49	$28.12
Fourth Quarter	$52.52	$36.00

2004	High	Low
First Quarter	$15.15	$15.05
Second Quarter	$18.16	$17.91
Third Quarter	$19.21	$19.06
Fourth Quarter	$19.64	$18.61
The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.
     The number of record holders of the Company’s Common Stock as of March 28, 2006, was 920.
     No dividends have been declared or paid during the past two years on the Company’s Common Stock. Provisions of the Company’s line of credit agreement restrict the Company’s ability to pay dividends. Such dividends may be declared out of funds legally available therefore, when and as declared by the Company’s Board of Directors.
Issuer Purchases of Equity Securities
     In December 1993, we announced that our Board of Directors authorized a stock repurchase program whereby we may purchase outstanding shares of our Common Stock from time-to-time, in open market transactions or negotiated sales. A total of 2,400,000 shares have been authorized, to date, under this program. Through December 31, 2005, we repurchased a total of 2,223,116 shares under this program for $17,385,997.20 at an average price of $7.82 per share. Additional purchases of shares may occur as market conditions warrant. We expect future purchases will be funded with internally generated cash flow or from working capital.

			Maximum Number of
			Shares that May Yet
		Average Price Paid	Be Purchased Under The
2005 Month	Number of Shares	per share	Program
January	14,375	19.53	341,294
February	—	—	326,919
March	—	—	326,919
April	74,731	20.00	326,919
May	14,003	20.10	252,188
June	14,500	20.36	238,185
July	4,313	35.13	223,685
August	12,429	46.23	219,372
September	13,573	45.28	206,943
October	7,769	45.77	193,370
November	943	40.38	185,601
December	7,774	47.52	184,658

Total/Average	164,410	27.10	176,884

Item 6. SELECTED FINANCIAL DATA
The following table summarizes certain selected financial data to highlight significant trends in the Company’s financial condition and results of operations for the periods indicated. The selected financial data should be read in conjunction with the Financial Statements and related notes included elsewhere in this Report.

	2005	2004	2003	2002	2001
Revenues	$75,946,000	62,428,000	46,719,000	34,186,000	42,408,000
Income from operations	$22,151,000	11,359,000	8,047,000	2,168,000	6,968,000
Net income	$25,955,000	7,275,000	5,702,000	1,757,000	5,413,000
Income per common share	$7.64	2.04	1.56	0.47	1.39
Diluted net income per common share	$6.27	1.70	1.31	0.40	1.18
Total assets	$109,383,000	69,926,000	58,255,000	44,887,000	35,816,000
Long-term obligations	$44,126,000	30,290,000	26,925,000	23,734,000	16,958,000
Cash dividends	None	None	None	None	None

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This discussion should be read in conjunction with the financial statements of the Company and notes thereto. The Company’s subsidiaries are defined in Note 1 of the financial statements.
Liquidity And Capital Resources:
     Cash flow provided by operations for the year ended December 31, 2005, was $18.6 million, compared to $27.0 million in the prior year. The change reflects the increase in oil and gas prices throughout the entire year, combined with changes in our working capital accounts. We expect sufficient cash flow to be provided by operations during 2006 because of higher projected production from new properties, combined with oil and gas prices consistent with 2005 and steady operating, general and administrative, interest and financing costs.
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
     We expect to continue to make significant capital expenditures over the next several years as part of our long-term growth strategy. We have budgeted $100 million for capital expenditures in 2006. We project that we will spend $80 million in the Gulf of Mexico and $20 million on onshore wells.
     If our exploratory drilling results in significant new discoveries, we will have to expend additional capital in order to finance the completion, development, and potential additional opportunities generated by our success. We believe that, because of the additional reserves resulting from the successful wells and our record of reserve growth in recent years, we will be able to access sufficient additional capital through additional bank financing.
     The Company has in place both a stock repurchase program and a limited partnership interest repurchase program. Spending under these programs in 2005 was $5.6 million. The Company expects to expend a similar amount in 2006.
     Effective March 2005, we agreed with our lenders to increase the Company’s borrowing base to $41,000,000. As of March 30, 2006, $28,485,000 was borrowed under the facility. The bank reviews the borrowing base semi-annually and, at their discretion, may decrease or propose an increase to the borrowing base relative to a redetermined estimate of proved oil and gas reserves. Our oil and gas properties are pledged as collateral for the line of credit and we are subject to certain financial covenants defined in the agreement. We are currently in compliance with these financial covenants. If we do not comply with these covenants on a continuing basis, the lenders have the right to refuse to advance additional funds under the facility and/or declare all principal and interest immediately due and payable.
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
Critical Accounting Estimates:
     Proved Oil and Gas Reserves
     Proved oil and gas reserves directly impact financial accounting estimates, including depreciation, depletion and amortization. Proved reserves represent estimated quantities of natural gas, crude oil, condensate, and natural gas liquids that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under economic and operating conditions existing at the time the estimates were made. The process of estimating quantities of proved oil and gas reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions (upward or downward) to existing reserve estimates may occur from time to time.
     Depreciation, Depletion and Amortization for Oil and Gas Properties
     The quantities of estimated proved oil and gas reserves are a significant component of our calculation of depletion expense and revisions in such estimates may alter the rate of future expense. Holding all other factors constant, if reserves were revised upward or downward, earnings would increase or decrease respectively.
     Depreciation, depletion and amortization of the cost of proved oil and gas properties are calculated using the unit-of-production method. The reserve base used to calculate depletion, depreciation or amortization is the sum of proved developed reserves and proved undeveloped reserves for leasehold acquisition costs and the cost to acquire proved properties. The reserve base includes only proved developed reserves for lease and well equipment costs, which include development costs and successful exploration drilling costs. Estimated future dismantlement, restoration and abandonment costs, net of salvage values, are taken into account.
     Repurchase of limited partners’ interests
     The quantities of estimated proved oil and gas reserves are a significant component of the calculation of amounts offered for partnership interests acquired pursuant to our repurchase commitment. Revisions in such estimates may alter the amount of our future annual commitments. Holding all other factors constant, if reserves were revised upward or downward, repurchase offer amounts would increase or decrease respectively.

Results of Operations:
     2005 as compared to 2004
     The Company had net income of $25,955,000 as compared to $7,275,000 in 2004.
     Oil and gas sales were $53,988,000 in 2005 as compared to $43,964,000 in 2004. A chart summarizing oil and gas production and revenue is presented below.

	2005	2004	Increase (Decrease)
Barrels of Oil Produced	361,000	371,000	(10,000)
Average Price Received (rounded)	$52.91	$40.45	$12.46

Oil Revenue	$19,100,000	$15,006,000	$4,094,000

Mcf of Gas Produced	4,758,000	5,138,000	(380,000)
Average Price Received (rounded)	$7.33	$5.64	$1.69

Gas Revenue	$34,888,000	$28,961,000	$5,297,000

Total Oil & Gas Revenue	$53,988,000	$43,967,000	$10,021,000

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
     Field Service Revenue increased to $15,182,000 in 2005 from $11,905,000 in 2004. This increase reflects higher utilization of equipment during 2005 combined with rate increases.
     Lease operating expenses increased by 24% to $18,573,000 in 2005 as compared to $14,939,000 in 2004. The difference is attributable to production taxes related to higher prices combined with costs on properties added during 2005 and repairs made to marginal wells currently economic due to higher product price levels. This increase also reflects the overall price increase in oil field services.
     General and administrative expenses increased to $10,493,000 in 2005 as compared to $7,536,000 in 2004, reflecting the increased ownership of the Partnerships combined with reduced reimbursements from the Partnerships and increases in personnel costs and professional fees.
     Depreciation and depletion of oil and gas properties decreased by 8% to $ 10,125,000 in 2005 from $11,021,000 in 2004. This decrease reflects the declining cost basis of the Company’s onshore properties combined with the sale of the offshore properties in August 2005 (Partners transaction).
     Exploration costs of $664,000 were incurred during 2005. These costs include $262,000 related to the drilling of a dry hole in Oklahoma. Exploration costs in 2004 of $5,499,000 consist of dry hole expenditures and certain geological, geophysical and seismic costs.
     Interest expense increased to $1,531,000 in 2005 from $1,136,000 in 2004 due to increased average outstanding debt combined with increased interest rates. The average interest rates paid on outstanding borrowings subject to interest during 2005 and 2004 were 5.35% and 3.91% respectively. As of December 31, 2005 and 2004, the total outstanding borrowings were $28,050,000 and $29,900,000, respectively.
     Income tax expense of $14,999,000 in 2005 represents a 37% effective rate as compared to the effective rate of 29% in 2004. At higher rates of income, the Company’s percentage depletion deductions, which are currently its only major permanent difference, become less significant as a percentage of income. Current tax expense in 2005 was $8,814,000 with the remainder being attributable to an increase in the Company’s deferred tax liability.

     The primary reason that the Company’s current federal tax expense for 2005 is below the statutory rate is that the Company is allowed to deduct currently, rather than capitalize, intangible drilling costs as incurred. The current deduction of these costs, which are capitalized for financial accounting purposes, is also the primary reason for the increase in the Company’s deferred tax liability between 2005 and 2004.
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
Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     The Company is exposed to interest rate risk on its line of credit, which has variable rates based upon the lenders base rate, as defined, and the London Inter-Bank Offered rate. Based on the balance outstanding at December 31, 2005, a hypothetical 2.5% increase in the applicable interest rates would increase interest expense by approximately $711,000.

     Oil and gas prices have historically been extremely volatile, and have been particularly so in recent years. The Company did not enter into significant hedging transactions during 2005, and had no open hedging transactions at December 31, 2005. Declines in domestic oil and gas prices could have a material adverse effect on the Company’s revenues, operating results, estimates of economically recoverable reserves and the net revenue there from.
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
     Management is currently in the process of comprehensively documenting and further analyzing our system of internal control over financial reporting. We are in the process of designing enhanced processes and controls to address any issues identified through this review. We plan to continue this initiative as well as prepare for our first management report on internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 which may result in changes to our internal control over financial reporting.
Item 9B. OTHER INFORMATION.
     None.
PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
     Information relating to the Company’s Directors, nominees for Directors and executive officers is included in the Company’s definitive proxy statement relating the Company’s Annual Meeting of Stockholders to be held in May, 2006, which will be filed with the U.S. Securities and Exchange Commission within 120 days of December 31, 2005, and which is incorporated herein by reference.
Item 11. EXECUTIVE COMPENSATION.
     Information relating to executive compensation is included in the Company’s definitive proxy statement relating to the Company’s Annual Meeting of Stockholders to be held in May, 2006, which will be filed with the U. S. Securities and Exchange Commission within 120 days of December 31, 2005, and which is incorporated herein by reference.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     Information relating to security ownership of certain beneficial owners and management is included in the Company’s definitive proxy statement relating the company’s Annual Meeting of Stockholders to be held in May, 2006, which will be filed with the U. S. Securities and Exchange Commission within 120 days of December 31, 2005, and which is incorporated herein by reference.
Item 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.
     Information relating to certain transactions by Directors and executive officers of the Company is included in the Company’s definitive proxy statement relating the Company’s Annual Meeting of Stockholders to be held in May, 2006, which will be filed with the U. S. Securities and Exchange Commission within 120 days of December 31, 2005, and which is incorporated herein by reference.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
     Information relating to principal accountant fees and services is included in the Company’s definitive proxy statement relating to the Company’s Annual Meeting of Stockholders to be held in May, 2006, which will be filed with the U. S. Securities and Exchange Commission within 120 days of December 31, 2005, and which is incorporated herein by reference.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
     The following documents are filed as part of this Report:
     1. Financial statements (Index to Financial Statements at page F-1 of this Report)
     2. Financial Statement Schedules (Index to Financial Statements – Supplementary Information at page F-1 of this Report)
     3. Exhibits:

3.1	Restated Certificate of Incorporation of PrimeEnergy Corporation (Incorporated by reference to Exhibit 3.1 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2004)

3.2	Bylaws of PrimeEnergy Corporation (Incorporated by reference to Exhibit 3.2 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2004)

10.3.1	Adoption Agreement #003 dated 4/23/2002, MassMutual Life Insurance Company Flexinvest Prototype Non-Standardized 401(k) Profit-Sharing Plan; EGTRRA Amendment to the PrimeEnergy employees 401(k) Savings Plan; MassMutual Retirement Services Flexinvest Defined Contribution Prototype Plan; Protected Benefit Addendum; Addendum to the Administrative Services Agreement Loan Agreement; Addendum to Administrative Services Agreement GUST Restatement Provisions; General Trust Agreement (Incorporated by reference to Exhibit 10.3.1 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2002) (1)

10.4	Amended and Restated Agreement of Limited Partnership, FWOE Partners L.P., dated as of August 22, 2005 (Incorporated by reference to Exhibit 10.3 of PrimeEnergy Corporation Form 8-K for events of August 22, 2005)

10.4.1	Contribution Agreement between F-W Oil Exploration L.L.C. and FWOE Partners L.P. dated as of August 22, 2005 (Incorporated by reference to exhibit 10.4 of PrimeEnergy Corporation Form 8-K for events of August 22, 2005)

10.18	Composite copy of Non-Statutory Option Agreements (Incorporated by reference to Exhibit 10.18 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2004) (1)

10.22	Credit Agreement dated as of December 19, 2002, between PrimeEnergy Corporation, PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, EOWS Midland Company and Guaranty Bank , FSB (incorporated by reference to Exhibit 10.22 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2002)

10.22.1	First Amendment to Credit Agreement effective as of June 1, 2003, between PrimeEnergy Corporation, PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, EOWS Midland Company and Guaranty Bank , FSB (Incorporated by reference to Exhibit 10.22.1 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2003)

10.22.2	Second Amendment to Credit Agreement effective as of September 22, 2003, between PrimeEnergy Corporation, PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, EOWS Midland Company, F-W Oil Exploration Company L.L.C. and Guaranty Bank , FSB (Incorporated by reference to exhibit 10.2.2 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2003)

10.22.3	Third Amendment to Credit Agreement effective as of February 17, 2004, between PrimeEnergy Corporation, PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, EOWS Midland Company, F-W Oil Exploration Company, L.L.C. and Guaranty Bank, FSB (Incorporated by reference to Exhibit 10.22.3 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2004)

10.22.4	Fourth Amendment to Credit Agreement effective as of December 28, 2004, between PrimeEnergy Corporation, PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, EOWS Midland Company and Guaranty Bank, FSB (Incorporated by reference to Exhibit 10.22.4 of PrimeEnergy Corporation for the year ended December 31, 2004)

10.23	Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production from PrimeEnergy Corporation and PrimeEnergy Management Corporation for the benefit of Guaranty Bank, FSB (Incorporated by reference to Exhibit 10.23 of PrimeEnergy Corporation 10-K for the year ended December 31, 2002)

10.23.1	Mortgage, Deed of Trust, Security Agreement, Financing Statements and Assignment of Production effective as of September 22, 2003, by and among F-W Oil Exploration L.L.C., PrimeEnergy Corporation, PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, EOWS Midland Company and Southwest Oilfield Construction Company for benefit of Guaranty Bank, FSB (Incorporated by reference to exhibit 10.23.1 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2003)

10.24	Act of Mortgage and Security Agreement, by PrimeEnergy Corporation and PrimeEnergy Management Corporation to Guaranty Bank, FSB (Incorporated by reference to Exhibit 10.24 of PrimeEnergy Corporation 10-K for the year ended December 31, 2002)

21	Subsidiaries (filed herewith)

23	Consent of Ryder Scott & Company L.P. (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-OxleyAct of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-OxleyAct of 2002 (filed herewith)

(1)	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 2006.

PrimeEnergy Corporation

By:	/s/ CHARLES E. DRIMAL, JR
Charles E. Drimal, Jr. President
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 31st day of March, 2006.

/s/ CHARLES E.DRIMAL, JR.	Director and President;
Charles E. Drimal, Jr.	The Principal Executive Officer

/s/ BEVERLY A. CUMMINGS	Director, Vice President and Treasurer;
Beverly A. Cummings	The Principal Financial and Accounting
Officer

/s/ MATTHIAS ECKENSTEIN	Director	/s/ CLINT HURT	Director
Matthias Eckenstein		Clint Hurt

/s/ H. GIFFORD FONG	Director	/s/ JAN K. SMEETS	Director
H. Gifford Fong		Jan K. Smeets

/s/ THOMAS S.T. GIMBEL	Director	/s/ GAINES WEHRLE	Director
Thomas S.T. Gimbel		Gaines Wehrle

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements

Consolidated Balance Sheets — December 31, 2005 and 2004	F-3

Consolidated Statements of Operations — for the years ended December 31, 2005, 2005 and 2003	F-4

Consolidated Statement of Stockholders’ Equity — for the years ended December 31, 2005, 2004 and 2003	F-5

Consolidated Statements of Cash Flows — for the years ended December 31, 2005, 2004 and 2003	F-6

Notes to Consolidated Financial Statements	F-7

Supplementary Information:

Capitalized Costs Relating to Oil and Gas Producing Activities, years ended December 31, 2005, 2004 and 2003	F-16

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities, years ended December 31, 2005, 2004 and 2003	F-17

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves, years ended December 31, 2005, 2004 and 2003	F-18

Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil an Gas Reserves, years ended December 31, 2005, 2004 and 2003	F-19

Reserve Quantity Information, years ended December 31, 2005, 2004 and 2003	F-20

Results of Operations from Oil and Gas Producing Activities, years ended December 31, 2005, 2004 and 2003	F-21

Notes to Supplementary Information	F-22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
     PrimeEnergy Corporation and Subsidiaries:
We have audited the accompanying consolidated balance sheets of PrimeEnergy Corporation and Subsidiaries (the Corporation) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2005, 2004 and 2003. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PrimeEnergy Corporation and Subsidiaries as of December 31, 2005 and 2004, and the consolidated results of its operations and cash flows for the years ended December 31, 2005, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.
PUSTORINO, PUGLISI & CO., LLP
New York, New York
April 5, 2006

PRIMEENERGY CORPORATION and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, December 31, 2005 and 2004

	2005	2004
ASSETS:
Current assets:
Cash and cash equivalents	$11,119,000	$6,476,000
Restricted cash and cash equivalents	1,797,000	1,864,000
Accounts receivable, net	16,497,000	8,694,000
Due from related parties	985,000	—
Prepaid expenses	7,517,000	447,000
Other current assets	498,000	433,000
Deferred income taxes	454,000	409,000

Total current assets	33,867,000	18,323,000

Property and equipment, at cost :
Proved oil and gas properties at cost	125,248,000	95,018,000
Unproved oil and gas properties at cost	6,166,000	13,149,000
Less, accumulated depletion and depreciation	(65,234,000)	(60,098,000)

	66,180,000	48,069,000

Field and office equipment	11,427,000	9,610,000
Less, accumulated depreciation	(7,461,000)	(6,307,000)

	3,966,000	3,303,000

Total net property and equipment	70,146,000	51,372,000

Other assets	370,000	231,000

Total assets	$109,383,000	$69,926,000

	2005	2004
LIABILITIES and STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$15,105,000	$9,929,000
Current portion of asset retirement and other long-term obligations	378,000	12,000
Accrued liabilities:
Payroll, Benefits, Interest and Other	8,606,000	3,228,000
Due to related parties	1,432,000	600,000

Total current liabilities	25,521,000	13,769,000
Long-term bank debt	28,050,000	29,900,000
Asset retirement obligations	2,216,000	390,000
Deferred income taxes	13,860,000	7,630,000

Total liabilities	69,647,000	51,689,000

Stockholders’ equity:
Preferred stock, $.10 par value, authorized 5,000,000 shares; none issued	—	—
Common stock, $.10 par value, authorized 10,000,000 shares; issued 7,694,970 in 2005 & 2004	769,000	769,000
Paid in capital	11,024,000	11,024,000
Retained earnings	48,608,000	22,653,000

	60,401,000	34,446,000
Treasury stock, at cost 4,367,155 common shares in 2005 and 4,202,745 in 2004	(20,665,000)	(16,209,000)

Total stockholders’ equity	39,736,000	18,237,000

Total liabilities and stockholders’ equity	$109,383,000	$69,926,000

The accompanying notes are an integral part of the consolidated financial statements.

PRIMEENERGY CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS of OPERATIONS
for the years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Revenue:
Oil and gas sales	$53,988,000	$43,967,000	$29,855,000
Field service revenue	15,182,000	11,965,000	11,013,000
Administrative overhead fees	7,068,000	6,317,000	5,723,000
Gains/(losses) on derivative instruments, net	(415,000)	—	(52,000)
Interest and other income	123,000	179,000	180,000

	75,946,000	62,428,000	46,719,000

Costs and expenses:
Lease operating expense	18,573,000	14,939,000	12,783,000
Field service expense	12,791,000	10,939,000	9,970,000
Depreciation, depletion and amortization	11,274,000	12,156,000	7,525,000
General and administrative expense	10,493,000	7,536,000	6,995,000
Exploration costs	664,000	5,499,000	519,000

	53,795,000	51,069,000	37,792,000

Income from operations	22,151,000	11,359,000	8,927,000
Other income and expense:

Interest expense	1,531,000	1,136,000	880,000
Gain on sale and exchange of assets	20,334,000	75,000	101,000

Income before provision for income taxes	40,954,000	10,298,000	8,148,000
Provision for income taxes	14,999,000	3,023,000	2,446,000

Net income	$25,955,000	$7,275,000	$5,702,000

Basic net income per common share	$7.64	$2.04	$1.56
Diluted net income per common share	$6.27	$1.70	$1.31
The accompanying notes are an integral part of the consolidated financial statements.

PRIMEENERGY CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENT of STOCKHOLDERS’ EQUITY
for the years ended December 31, 2005, 2004 and 2003

			Additional
	Common Stock		Paid In	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total
Balance at December 31, 2002	7,694,970	$769,000	$11,024,000	$9,676,000	$(13,094,000)	$8,375,000
Purchased 63,804 shares of common stock					(641,000)	(641,000)
Net income				5,702,000		5,702,000

Balance at December 31, 2003	7,694,970	$769,000	$11,024,000	$15,378,000	$(13,735,000)	$13,436,000
Purchased 136,977 shares of common stock					(2,474,000)	(2,474,000)
Net income				7,275,000		7,275,000

Balance at December 31, 2004	7,694,970	$769,000	$11,024,000	$22,653,000	$(16,209,000)	$18,237,000
Purchased 164,410 shares of common stock					(4,456,000)	(4,456,000)
Net Income				25,955,000		25,955,000

Balance at December 31, 2005	7,694,970	$769,000	$11,024,000	$48,608,000	$(20,665,000)	$39,736,000

The accompanying notes are an integral part of the consolidated financial statements.

PRIMEENERGY CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENT of CASH FLOWS
for the years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Cash flows from operating activities:
Net income	$25,955,000	$7,275,000	$5,702,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	11,274,000	12,156,000	7,525,000
Dry hole and abandonment costs	262,000	5,499,000	519,000
Gain on sale of properties	(20,334,000)	(75,000)	(101,000)
Provision for deferred income taxes	6,230,000	3,358,000	1,580,000
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(7,803,000)	(1,586,000)	(2,982,000)
(Increase) decrease in due from related parties	(985,000)	209,000	4,562,000
(Increase) decrease in other assets	(139,000)	(137,000)	3,000
(Increase) decrease in prepaid expenses	(7,181,000)	(111,000)	(97,000)
Increase (decrease) in accounts payable	5,510,000	1,016,000	1,699,000
Increase (decrease) in accrued liabilities	5,385,000	(276,000)	1,712,000
Increase (decrease) in due to related parties	431,000	(333,000)	(500,000)

Net cash provided by operating activities	18,605,000	26,995,000	19,622,000

Cash flows from investing activities
Proceeds from sale of properties and equipment	46,796,000	75,000	101,000
Additions to property and equipment	(54,440,000)	(24,696,000)	(19,835,000)

Net cash used in investing activities	(7,644,000)	(24,621,000)	(19,734,000)

Cash flows from financing activities
Purchase of stock for treasury	(4,456,000)	(2,474,000)	(641,000)
Repayment of long-term bank debt and other long-term obligations	(67,432,000)	(29,837,000)	(43,679,000)
Increase in long-term bank debt and other long-term obligations	65,570,000	32,522,000	46,437,000

Net cash provided by (used in) financing activities	(6,318,000)	211,000	2,117,000

Net increase (decrease) in cash	4,643,000	2,585,000	2,005,000
Cash and cash equivalents, beginning of year	6,476,000	3,891,000	1,886,000

Cash and cash equivalents, end of year	$11,119,000	$6,476,000	$3,891,000

Supplemental disclosures:
Income taxes paid during the year	$5,076,000	$—	$83,500
Net income tax refunds received during the year	$—	$172,000	$—
Interest paid during the year	$1,531,000	$953,000	$880,000
The accompanying notes are an integral part of the consolidated financial statements.

PRIMEENERGY CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
1.	Description of Operations and Significant Accounting Policies

Nature of Operations:

PrimeEnergy Corporation (“PEC”), a Delaware corporation, was organized in March 1973. The Company is engaged in the development, acquisition and production of oil and natural gas properties. The Company owns leasehold, mineral and royalty interests in producing and non-producing oil and gas properties across the United States, including Colorado, Kansas, Louisiana, Mississippi, Montana, Nebraska, New Mexico, North Dakota, Oklahoma, Texas, Utah, West Virginia and Wyoming and the Gulf of Mexico. The Company operates 1,522 wells and owns non-operating interests in over 852 additional wells. Additionally, the Company provides well-servicing support operations, site-preparation and construction services for oil and gas drilling and reworking operations, both in connection with the Company’s activities and providing contract services for third parties. The Company is publicly traded on the NASDAQ under the symbol “PNRG”.

PEC owns Eastern Oil Well Service Company (“EOWSC”), EOWS Midland Company (“EMID”) and Southwest Oilfield Construction Company (“SOCC”), all of which perform oil and gas field servicing. PEC also owns Prime Operating Company (“POC”), which serves as operator for most of the producing oil and gas properties owned by the Company and affiliated entities. PEC also owns Prime Offshore L.L.C. (Prime Offshore) formerly F-W Oil Exploration LLC, which owns and operates properties in the Gulf of Mexico. PrimeEnergy Corporation and its subsidiaries are herein referred to as the “Company.” PrimeEnergy Management Corporation (“PEMC”), a wholly-owned subsidiary, acts as the managing general partner, providing administration, accounting and tax preparation services for 18 limited partnerships and 2 trusts (collectively, the “Partnerships”).

The markets for the Company’s products are highly competitive, as oil and gas are commodity products and prices depend upon numerous factors beyond the control of the Company, such as economic, political and regulatory developments and competition from alternative energy sources.

Consolidation and Presentation:

The consolidated financial statements include the accounts of PrimeEnergy Corporation, its subsidiaries and the Partnerships, using the proportionate consolidation method, whereby our proportionate share of each entity’s assets, liabilities, revenue and expenses are included in the appropriate classifications in the consolidated financial statements. Inter-company balances and transactions are eliminated in preparing the consolidated financial statements. Certain 2003 and 2004 amounts have been reclassified where appropriate to conform with the 2005 presentation. These reclassifications had no effect on the Company’s net income (loss) or stockholders’ equity.

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

Property and Equipment :

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

All other property and equipment are carried at cost. Depreciation and depletion of oil and gas production equipment and properties are determined under the unit-of-production method based on estimated proved developed recoverable oil and gas reserves. Depreciation of all other equipment is determined under the straight-line method using various rates based on useful lives. The cost of assets and related accumulated depreciation is removed from the accounts when such assets are disposed of, and any related gains or losses are reflected in current earnings.

Impairment of Long-Lived Assets:

The Company reviews Long-Lived Assets, including oil and gas properties, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recovered. If the carrying amounts are not expected to be recovered by undiscounted cash flows, the assets are impaired and an impairment loss is recorded. The amount of impairment is based on the estimated fair value of the assets determined by discounting anticipated future net cash flows. The amount of impairment of oil and gas properties recorded for the period ended December 31, 2005, was $1,809,000 and is included in the results of operations in depreciation, depletion and amortization.

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

The financial instruments are accounted for in accordance with Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which established new accounting and reporting requirements for derivative instruments and hedging activities. SFAS No. 133, as amended by SFAS No. 138 and 149 requires that all derivative instruments subject to the requirements of the statement be measured at fair market value and recognized as assets or liabilities in the balance sheet. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation is generally established at the inception of a derivative. For derivatives designated as cash flow hedges and meeting the effectiveness guidelines of SFAS No. 133, changes in fair value, to the extent effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value of a derivative resulting from ineffectiveness or an excluded component of the gain/loss is recognized immediately in the statement of operations.

Recently Issued Accounting Standards:

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS 123R revises SFAS 123, “Accounting for Stock-Based Compensation”, and focuses on accounting for share-based payments for services by employer to employee. The statement requires companies to expense the fair value of employee stock options and other equity-based compensation at the grant date. The statement does not require a certain type of valuation model and either a binomial or Black-Scholes model may be used. The adoption of this standard did not have a material impact on the Company.

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

2.	Significant Acquisitions, Dispositions and Property Activity

In August 2005, the Company completed a transaction involving its interests in certain offshore Gulf of Mexico properties effective April 1, 2005 (the “Partners transaction”). Prime Offshore L.L.C. (Prime Offshore) formerly, F-W Oil Exploration L.L.C., a subsidiary of the Company, entered into a limited partnership agreement (the “Partners Agreement”), wherein Prime Offshore is the General Partner of FWOE Partners L.P. (“Partners”) formed for the acquisition, development and operation of oil and gas properties and pipelines, equipment, facilities and fixtures appurtenant thereto, in off-shore Gulf of Mexico (the “Properties”). Prior to entering into the Partners Agreement, Prime Offshore had distributed interests in the Properties to the minority shareholders of Prime Offshore and the Company purchased all of the outstanding shares of such minority shareholders for $250,000, resulting in the Company’s 100% ownership of Prime Offshore.

Prime Offshore contributed all of its interest in the Properties to Partners in exchange for an initial 20% General Partner interest in Partners and a cash distribution of $43.2 million. Partners purchased the interests previously distributed to the former minority shareholders for $27.7 million. The entire $70.9 million expended by Partners was funded by a cash contribution by the Limited Partner. The cash distribution includes adjustments for estimated net revenues from the effective date of April 1, 2005, estimated capital expenditures and other typical closing adjustments.

In July 2005, the Company completed the sale of certain leasehold and exploration rights in prospects generated in the Company’s onshore Texas 2-d Seismic Exploration Program in exchange for a cash payment of $3.5 million.

As more fully described in Note 7, the Company is committed to offer to repurchase the interests of the partners and trust unit holders in certain of the Partnerships. The Company purchased such interests in an amount totaling $1,217,416 in 2005, $2,038,305 in 2004 and $695,673 in 2003. The Company’s proportionate share of assets, liabilities and results of operations related to the interests in the Partnerships are included in the consolidated financial statements.

3.	Accounts Receivable

Accounts receivable at December 31, 2005 and 2004, consisted of the following:

	December 31,
	2005	2004
Joint interest billing	$3,100,000	$1,048,000
Trade receivables	1,922,000	1,728,000
Oil and gas sales	9,926,000	6,181,000
Other	2,154,000	324,000

	17,102,000	9,281,000
Less: allowance for doubtful accounts	(605,000)	(587,000)

Total	$16,497,000	$8,694,000

4.	Other Current Assets

Other current assets at December 31, 2005 and 2004, consisted of the following:

	December 31,
	2005	2004
Field service inventory	$388,000	$375,000
Other	110,000	58,000

	$498,000	$433,000

5.	Long-Term Bank Debt — Debt

As of December 2002, the Company entered into a credit agreement with a new primary lender. The Company and the lender agreed to amend and restate in its entirety the credit agreement dated April 26, 1995, between the Company and its predecessor lender. This agreement will continue to provide for borrowings under a Master Note. Advances under the agreement, as amended, are limited to the borrowing base as defined in the agreement. The borrowing base is re-determined by the lender on a semi-annual basis. The Company’s borrowing base as of March 2005, was determined to be $41,000,000. The credit agreement provides for interest on outstanding borrowings at the bank’s base rate, as defined, payable monthly, or at rates 2% over the London Inter-Bank Offered Rate (LIBO rate) payable at the end of the applicable interest period.

As of December 2004, Prime Offshore entered into a stand-alone agreement with the same lender. The total outstanding borrowings under the Company’s amended loan agreement as of December 31, 2004, were $23,600,000 with an additional availability of $12,679,992. The total outstanding borrowings under the Prime Offshore loan agreement as of December 31, 2004, were $10,500,000 with $2,500,000 of additional availability. The Company’s proportionate share of amounts owed by Prime Offshore were included in the consolidated financial statements as of December 2004. In August 2005, all amounts owed under the Prime Offshore agreement were repaid to the lender.

The interest rates paid on outstanding borrowings subject to interest at the bank’s base rate as of December 31, 2005 and 2004, were 7.75% and 5.75% respectively. The average rates paid on outstanding borrowings for the years 2005 and 2004 were 5.35% and 3.91% respectively. As of December 31, 2005 and 2004, the total outstanding consolidated borrowings were $28,050,000 and $29,900,000, respectively. All borrowings under the Company’s credit agreements are due March, 2007.
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

Operating Leases:

The Company has several noncancelable operating leases, primarily for rental of office space, that have a term of more than one year. The future minimum lease payment for the operating leases are as follows.

Operating
Leases
2006	486,000
2007	504,000
2008	451,000
2009	275,000
Thereafter	8,000

Total minimum payments	$1,724,000

Asset Retirement Obligation:
     A reconciliation of our liability for plugging and abandonment costs for the years ended December 31, 2005 and 2004 is as follows:

	2005	2004
Asset retirement obligation — beginning of period	$390,000	$300,000
Liabilities incurred	1,456,000	90,000
Liabilities settled	(116,000)	(4,900)
Accretion expense	80,000	13,500
Revisions in estimated liabilities	784,000	(8,600)

Asset retirement obligation — end of period	$2,594,000	$390,000

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

The Company, as managing general partner of the affiliated Partnerships, is responsible for all Partnership activities, including the drilling of development wells and the production and sale of oil and gas from productive wells. The Company also provides the administration, accounting and tax preparation work for the Partnerships, and is liable for all debts and liabilities of the affiliated Partnerships, to the extent that the assets of a given limited Partnership are not sufficient to satisfy its obligations. As of December 31, 2005, the affiliated Partnerships have established cash reserves in excess of their debts and liabilities and the Company believes these reserves will be sufficient to satisfy Partnership obligations.

As of December 31, 2005, the Company has a commitment to purchase certain field equipment requiring a payment in 2006 of $345,000.

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

The Company owns approximately a 27% interest in a limited partnership which owns a shopping center in Alabama. The Company is a guarantor on a mortgage secured by the shopping center. The Company believes the cash flow from the center is sufficient to service the mortgage. The market value of the center is currently substantially higher than the balance owed on the mortgage. If the partnership were unable to pay its obligations under the mortgage agreement, the maximum amount the Company is committed to pay is $125,000.

8.	Stock Options and Other Compensation

In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. At December 31, 2005 and 2004, options on 767,500 shares were outstanding and exercisable at prices ranging from $1.00 to $1.25.

9.	Income Taxes

The components of the provision for income taxes for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
Federal:
Current	$8,011,000	$187,000	$696,000
Deferred	5,429,000	2,074,000	1,460,000
State:
Current	803,000	266,000	171,000
Deferred	756,000	496,000	119,000

Total	$14,999,000	$3,023,000	$2,446,000

The components of net deferred tax assets and liabilities are as follows:

	December 31,	December 31,
	2005	2004
Current assets:
Compensation and benefits	$226,000	$196,000
Allowance for doubtful accounts	229,000	213,000

Total current deferred income tax assets	$455,000	$409,000

Noncurrent assets:
Alternative minimum tax credits	$—	$902,000

	—	902,000

Noncurrent liabilities:
Basis differences relating to partnerships	6,342,000	468,000
Depletion and depreciation	7,518,000	8,064,000

	13,860,000	8,532,000

Net noncurrent deferred income tax liabilities	$13,860,000	$7,630,000

The total provision for income taxes for the years ended December 31, 2005, 2004 and 2003 varies from the federal statutory tax rate as a result of the following:

	December 31,	December 31,	December 31,
	2005	2004	2003
Expected tax expense	$14,013,000	$3,501,000	$2,770,000
State income tax, net of federal benefit	1,029,000	503,000	195,000
Percentage depletion	(429,000)	(811,000)	(400,000)
Other, Net	386,000	(170,000)	(119,000)

Tax expense	$14,999,000	$3,023,000	$2,446,000

The primary reason that the Company’s current federal tax expense for both 2005 and 2004 is below the statutory rate is that the Company is allowed to deduct currently, rather than capitalize, intangible drilling costs as incurred. The current deduction of these costs, which are capitalized for financial accounting purposes, is also the primary reason for the increases in the Company’s deferred tax liability in both 2005 and 2004.

The Company is entitled to percentage depletion on certain of its wells, which is calculated without reference to the basis of the property to the extent that such depletion exceeds a property’s basis they represent a permanent difference which lowers the Company’s effective rate.

Income taxes payable of $4,275,000 and $537,000 in 2005 and 2004, respectively, are included on the Balance Sheet in Accrued Liabilities.

10.	Segment Information and Major Customers

The Company operates in one industry — oil and gas exploration, development, operation and servicing. The Company’s oil and gas activities are entirely in the United States.

The Company sells its oil and gas production to a number of purchasers. Listed below are the percent of the Company’s total oil and gas sales made to each of the customers whose purchases represented more than 10% of the Company’s oil and gas sales in the year 2005.

Oil Purchasers:
Texon Distributing L.P.	26.69%
Plains All American Inc.	31.97%
TEPPCO Crude Oil, L.L.C.	20.71%
LPC Crude Oil, Inc.	11.87%
Gas Purchasers:
Unimark LLC	43.79%
Enterprise Products Operation	17.27%
Although there are no long-term oil and gas purchasing agreements with these purchasers, the Company believes that they will continue to purchase its oil and gas products and, if not, could be replaced by other purchasers.

11.	Related Party Transactions

PEMC acts as the managing general partner, providing administration, accounting and tax preparation services for the Partnerships. Certain directors have limited and general partnership interests in several of these Partnerships. As the managing general partner in each of the Partnerships, PEMC receives approximately 5% to 15% of the net revenues of each Partnership as a carried interest in the Partnerships’ properties. As more fully described in Note 7, the Company is committed to offer to repurchase the interests of the partners and trust unit holders in certain of the Partnerships. The Company purchased such interests in an amount totaling $1,217,746 in 2005 and $2,038,305 in 2004.

The Partnership agreements allow PEMC to receive reimbursement for property acquisition and development costs and general and administrative overhead, incurred on behalf of the Partnerships.

Due to related parties at December 31, 2005 and 2004, primarily represents receipts collected by the Company as agent, for oil and gas sales net of expenses. The amount of such receipts due the affiliated Partnerships was $1,432,000 and $600,000 at December 31, 2005 and 2004, respectively. Receivables from related parties consist of reimbursable general and administrative costs, lease operating expenses and reimbursements for property development, and related costs. Due from related parties was $985,000 as of December 31, 2005.

Treasury stock purchases in 2005 and 2004 included shares acquired from related parties. Purchases from related parties include a total of 92,432 shares purchased for a total consideration of $2,098,640 in 2005, and 35,000 shares purchased for a total consideration of $606,100 in 2004.

During 2005, the Company purchased certain equipment from a managing member of FWOE Exploration L.L.C. for $1,200,000.

12.	Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents includes $1,797,000 and $1,864,000 at December 31, 2005 and 2004, respectively, of cash primarily pertaining to unclaimed royalty payments. There were corresponding accounts payable recorded at December 31, 2005 and 2004 for these liabilities.

13.	Salary Deferral Plan

The Company maintains a salary deferral plan (the “Plan”) in accordance with Internal Revenue Code Section 401(k), as amended. The Plan provides for discretionary and matching contributions which approximated $319,500 and $292,000 in 2005 and 2004, respectively.

14.	Earnings per Share

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:

	Year ended December 31, 2005
		Number of	Per share
	Net Income	Shares	Amount
Net income per common share	$25,955,000	3,397,820	$7.64
Effect of dilutive securities:
Options		742,589

Diluted net income per common share	$25,955,000	4,140,410	$6.27

	Year ended December 31, 2004
		Number of	Per share
	Net Income	Shares	Amount
Net income per common share	$7,275,000	3,569,751	$2.04
Effect of dilutive securities:
Options		722,283

Diluted net income per common share	$7,275,000	4,292,034	$1.70

	Year ended December 31, 2003
		Number of	Per share
	Net Income	Shares	Amount
Net income per common share	$5,702,000	3,664,627	$1.56
Effect of dilutive securities:
Options		683,409

Diluted net income per common share	$5,702,000	4,348,036	$1.31

     15. Selected Quarterly Financial Information (Unaudited)

	Fourth	Third	Second	First
2005	Quarter	Quarter	Quarter	Quarter
Revenue	$22,967,000	$19,293,000	$17,595,000	$16,091,000
Operating income	9,344,000	4,426,000	4,293,000	4,088,000
Net income	6,827,000	14,554,000	2,315,000	2,259,000
Net income per common share	$2.02	$4.32	$0.68	$0.65
Diluted net income per common share	$1.65	$3.54	$0.56	$0.54

	Fourth	Third	Second	First
2004	Quarter	Quarter	Quarter	Quarter
Revenue	$18,531,000	$15,540,000	$14,985,000	$13,372,000
Operating income	3,911,000	2,935,000	2,239,000	1,858,000
Net income	3,133,000	1,756,000	1,232,000	1,154,000
Net income per common share	$0.89	$0.50	$0.34	$0.32
Diluted net income per common share	$0.74	$0.41	$0.29	$0.27

PRIMEENERGY CORPORATION and SUBSIDIARIES
SUPPLEMENTARY INFORMATION
PRIMEENERGY CORPORATION and SUBSIDIARIES
CAPITALIZED COSTS RELATING to OIL and GAS PRODUCING ACTIVITIES
December 31, 2005, 2004 and 2003
(Unaudited)

	2005	2004	2003
Developed oil and gas properties	$125,248,000	$95,018,000	$91,012,000
Undeveloped oil and gas properties	6,166,000	13,149,000	3,091,000

	131,414,000	108,167,000	94,103,000
Accumulated depreciation, depletion and valuation allowance	65,234,000	60,098,000	53,196,000

Net capitalized costs	$66,180,000	$48,069,000	$40,907,000

COSTS INCURRED in OIL and GAS PROPERTY ACQUISITION,
EXPLORATION and DEVELOPMENT ACTIVITIES
Years ended December 31, 2005, 2004 and 2003
(Unaudited)

	2005	2004	2003
Acquisition of Properties Developed	$1,569,000	$2,038,000	$5,023,000

Undeveloped	$6,166,000	$10,058,000	$873,000

Exploration Costs	$664,000	$5,499,000	$519,000

Development Costs	$44,745,000	$7,101,000	$12,294,000
See accompanying notes to supplementary information.

PRIMEENERGY CORPORATION and SUBSIDIARIES
STANDARDIZED MEASURE of DISCOUNTED FUTURE
NET CASH FLOWS RELATING to PROVED OIL and GAS RESERVES
Years ended December 31, 2005, 2004 and 2003
(Unaudited)

	2005	2004	2003
Future cash inflows	$618,621,000	$378,639,000	$302,876,000
Future production and development costs	(256,672,000)	(167,155,000)	(138,929,000)
Future income tax expenses	(109,571,000)	(62,819,000)	(47,696,000)

Future net cash flows	252,378,000	148,665,000	116,251,000
10% annual discount for estimated timing of cash flow	(106,899,000)	(54,254,000)	(42,999,000)

Standardized measure of discounted future net cash flows	$145,479,000	$94,411,000	$73,252,000

See accompanying notes to supplementary information.

PRIMEENERGY CORPORATION and SUBSIDIARIES
STANDARDIZED MEASURE of DISCOUNTED FUTURE
NET CASH FLOWS and CHANGES THEREIN RELATING
to PROVED OIL and GAS RESERVES
Years ended December 31, 2005, 2004 and 2003
(Unaudited)
The following are the principal sources of change in the standardized measure of discounted future net cash flows during 2005, 2004 and 2003:

For Year Ended December 31,	2005	2004	2003
Sales of oil and gas produced, net of production costs	$(35,415,000)	$(29,028,000)	$(17,072,000)
Net changes in prices and production costs	47,729,000	22,178,000	24,732,000
Extensions, discoveries and improved recovery	64,175,000	18,792,000	14,133,000
Revisions of previous quantity estimates	32,060,000	9,904,000	2,491,000
Reserves purchased, net of development costs	927,000	2,238,000	9,667,000
Net change in development costs	7,914,000	(14,000)	8,217,000
Reserves sold	(64,246,000)	—	—
Accretion of discount	13,391,000	6,459,000	4,278,000
Net change in income taxes	(23,567,000)	(9,656,000)	(15,705,000)
Changes in production rates (timing) and other	8,100,000	286,000	(265,000)

Net change	51,068,000	21,159,000	30,476,000
Standardized measure of discounted future net cash flow:
Beginning of year	94,411,000	73,252,000	42,776,000

End of year	$145,479,000	$94,411,000	$73,252,000

See accompanying notes to supplementary information.

PRIMEENERGY CORPORATION and SUBSIDIARIES
RESERVE QUANTITY INFORMATION
Years ended December 31, 2005, 2004 and 2003
(Unaudited)

	2005		2004		2003
	Oil	Gas	Oil	Gas	Oil	Gas
	(bbls.)	(Mcf)	(bbls.)	(Mcf)	(bbls.)	(Mcf)
Proved developed and undeveloped reserves:
Beginning of year	2,932,000	44,985,000	2,905,000	39,005,000	2,319,000	29,917,000
Extensions, discoveries and improved recovery	807,000	11,087,000	42,000	7,268,000	541,000	4,245,000
Revisions of previous estimates	373,000	5,929,000	268,000	2,806,000	171,000	263,000
Purchases	25,000	517,000	88,000	929,000	243,000	8,571,000
Reserves sold	(89,000)	(12,726,000)	—	—	—	—
Production	(361,000	(4,758,000)	(371,000)	(5,138,000)	(370,000)	(3,991,000)

End of year	3,687,000	44,944,000	2,932,000	44,870,000	2,905,000	39,005,000

Proved developed reserves	3,504,000	43,976,000	2,926,000	37,728,000	2,865,000	34,045,000

See accompanying notes to supplementary information.

PRIMEENERGY CORPORATION and SUBSIDIARIES
RESULTS of OPERATIONS from OIL and GAS PRODUCING ACTIVITIES
Years ended December 31, 2005, 2004 and 2003
(Unaudited)

	2005	2004	2003
Revenue:
Oil and gas sales	$53,988,000	$43,967,000	$29,855,000

Costs and expenses:
Lease operating expense	18,573,000	14,939,000	12,783,000
Exploration costs	664,000	5,499,000	519,000
Depreciation and depletion	10,125,000	11,021,000	6,283,000
Income tax expense	9,604,000	3,023,000	2,446,000

	38,966,000	34,482,000	22,031,000

Results of operations from producing activities	$15,022,000	$9,485,000	$7,824,000

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

F-2