Form 10-Q
period 2006-03-31
PRIMEENERGY CORP
filed 2006-05-15
CIK 56868

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q

/X/ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2006

Or

/ / Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From __________ to ___________
______________________________

Commission File Number 0-7406
______________________________

PrimeEnergy Corporation
(Exact name of registrant as specified in its charter)

Delaware 84-0637348
(State or other jurisdiction of incorporation or organization) (IRS employer identification number)

One Landmark Square, Stamford, Connecticut 06901
(Address of principal executive offices)

(203) 358-5700
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject so such filings required for the past 90 days. Yes [X]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act). (Check One). Large Accelerated Filer [ ] Accelerated Filer [ ] Non-Accelerated Filer [ X ]

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
The number of shares outstanding of each class of the Registrant's Common Stock as of May 11, 2006 was: Common Stock, $0.10 par value, 3,296,879 shares.

PrimeEnergy Corporation Consolidated Balance Sheets March 31, 2006 and December 31, 2005
	March 31, 2006 (Unaudited)	December 31 2005 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$10,026,000	$11,119,000
Restricted cash and cash equivalents	1,810,000	1,797,000
Accounts receivable	18,300,000	16,497,000
Due from related parties	2,503,000	985,000
Prepaid expenses	1,183,000	7,517,000
Other current assets	3,353,000	952,000
	16,357,00013333331
Total current assets	37,175,000	38,867,000

Property and equipment, at cost
Oil and gas properties (successful efforts method), net	82,491,000	66,180,000
Field service equipment and other, net	5,291,000	3,966,000

Net property and equipment	87,782,000	70,146,000

Other assets	370,000	370,000

Total assets	$125,327,000	$109,383,000

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation Consolidated Balance Sheets March 31, 2006 and December 31, 2005
	March 31, 2006 (Unaudited)	December 31, 2005 (Audited)

LIABILITIES and STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$27,329,000	$15,105,000
Current portion of asset retirement and other long term obligation	874,000	378,000
Accrued liabilities	6,352,000	8,606,000
Due to related parties	1,919,000	1,432,000
	---------------	----------------
Total current liabilities	36,474,000	25,521,000

Long-term bank debt	28,485,000	28,050,000
Asset retirement obligation	2,716,000	2,216,000
Deferred income taxes	13,860,000	13,860,000
	---------------	----------------
Total liabilities	81,535,000	69,647,000
	---------------	----------------

Minority Interest	1,313,000	--
	---------------	----------------
Stockholders' equity:
Preferred stock, $.10 par value,
authorized 5,000,000 shares, none issued	--	--
Common stock, $.10 par value, authorized
10,000,000 shares; issued 7,694,970 in 2006 and 2005	769,000	769,000
Paid in capital	11,024,000	11,024,000
Retained earnings	52,586,000	48,608,000
	---------------	----------------
	64,379,000	60,401,000
Treasury stock, at cost, 4,391,791 common shares
at 2006 and 4,367,155 common shares at 2005	(21,900,000)	(20,665,000)
	---------------	----------------
Total stockholders' equity	42,479,000	39,736,000
	---------------	---------------
Total	$125,327,000	$109,383,000
	=========	=========

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation Consolidated Statements of Operations Three Months Ended March 31, 2006 and 2005 (unaudited)
	2006	2005
Revenue:
Oil and gas sales	$15,459,000	$11,086,000
Field service income	4,665,000	3,245,000
Administrative overhead fees	2,512,000	1,726,000
Interest and other income	116,000	34,000
	----------------	----------------
Total revenue	22,752,000	16,091,000
	----------------	----------------
Costs and expenses:
Lease operating expense	4,771,000	3,909,000
Field service expense	3,802,000	2,776,000
Depreciation, depletion and amortization	3,317,000	3,099,000
General and administrative expense	3,364,000	1,957,000
Exploration costs	547,000	262,000

	----------------	----------------
Total costs and expenses	15,801,000	12,003,000
	----------------	----------------
Income from operations	6,951,000	4,088,000
Interest expense	453,000	353,000
Gain on sale and exchange of assets	21,000	30,000
	----------------	----------------
Net income before income taxes	6,519,000	3,765,000

Provision for income taxes	2,541,000	1,506,000
	----------------	----------------
Net income	$3,978,000	$2,259,000
	==========	==========

Basic income per common share	$1.20	$0.65

Diluted income per common share	$.98	$0.54

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation
Consolidated Statement of Stockholders' Equity
Three Months Ended March 31, 2006
(unaudited)

	Common Stock		Paid In	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total
Balance at December 31, 2004	7,694,970	$ 769,000	$ 11,024,000	$ 22,653,000	$(16,209,000)	$ 18,237,000
Purchased 164,410 shares of
common stock					(4,456,000)	(4,456,000)
Net income				25,955,000		25,955,000
	-----------	----------	-------------	-----------------	--------------	---------------
Balance at December 31, 2005	7,694,970	$ 769,000	$ 11,024,000	$ 48,608,000	$(20,665,000)	$ 39,736,000
Purchased 164,410 shares of
common stock					(1,235,000)	(1,235,000)
Net income				3,978,000		3,978,000
	-----------	----------	-------------	-------------	--------------	---------------
Balance at March 31, 2006	7,694,970	$ 769,000	$ 11,024,000	$ 52,586,000	$(21,900,000)	$ 42,479,000
	=======	======	=========	=========	=========	=========

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation Consolidated Statements of Cash Flows Three Months Ended March 31, 2006 and 2005 (unaudited)

	2006	2005
Cash flows from operating activities:
Net income	$3,978,000	$2,259,000
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, depletion, amortization and accretion
on discounted liabilities	3,317,000	3,099,000
Dry hole and abandonment expense	1,010,000	262,000
Gain on sale of properties	(21,000)	(30,000)
Stock based compensation expense	1,313,000	--
Provision for deferred taxes	--	1,302,000
Changes in assets and liabilities:
Accounts receivable	(1,803,000)	(189,000)
Due from related parties	(1,513,000)	--
Prepaid expense and other assets	3,934,000	49,000
Accounts payable	(2,063,000)	3,984,000
Accrued liabilities	(2,254,000)	454,000
Due to related parties	888,000	144,000
	----------------	----------------
Net cash provided by operating activities:	6,786,000	11,334,000
	----------------	----------------
Cash flows from investing activities:
Capital expenditures, including exploration expense	(7,100,000)	(9,584,000)
Proceeds from sale of property and equipment	21,000	30,000
	----------------	----------------
Net cash (used in) investing activities	(7,079,000)	(9,554,000)
	----------------	----------------
Cash flows from financing activities:
Purchase of treasury stock	(1,235,000)	(281,000)
Proceeds from long-term bank debt	19,485,000	6,110,000
Repayment of long-term bank debt	(19,050,000)	(7,616,000)
	----------------	----------------
Net cash (used in) financing activities	(800,000)	(1,787,000)
	----------------	----------------
Net increase (decrease) in cash and cash equivalents	(1,093,000)	(7,000)

Cash and cash equivalents at the beginning of the period	11,119,000	6,476,000
	----------------	----------------
Cash and cash equivalents at the end of the period	$10,026,000	$6,469,000
	===========	==========

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

March 31, 2006

(1) Interim Financial Statements:

The accompanying consolidated financial statements of PrimeEnergy Corporation, with the exception of the consolidated balance sheet at December 31, 2005, have not been audited by independent public accountants. In the opinion of management, the accompanying financial statements reflect all adjustments necessary to present fairly our financial position at March 31, 2006 and our income and cash flows for the three months ended March 31, 2006 and 2005. All such adjustments are of a normal recurring nature. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation. The results for interim periods are not necessarily indicative of annual results.

(2) Significant Acquisitions, Dispositions and Property Activity

In August 2005, the Company completed a transaction involving its interests in certain offshore Gulf of Mexico properties effective April 1, 2005 (the "Partners transaction"). Prime Offshore L.L.C. ("Prime Offshore") formerly, F-W Oil Exploration L.L.C., a subsidiary of the Company, entered into a limited partnership agreement (the "Partners Agreement"), wherein Prime Offshore is the General Partner of FWOE Partners L.P. ("Partners") formed for the acquisition, development and operation of oil and gas properties and pipelines, equipment, facilities and fixtures appurtenant thereto, in off-shore Gulf of Mexico (the "Properties"). Prior to entering into the Partners Agreement, Prime Offshore had distributed interests in the Properties to the minority shareholders of Prime Offshore and the Company purchased all of the outstanding shares of such minority shareholders for $250,000, resulting in the Company's 100% ownership of Prime Offshore.

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

As more fully described in Note 8, the Company is committed to offer to repurchase the interests of the partners and trust unit holders in certain of the Partnerships. The Company purchased such interests in an amount totaling $92,426 is for the three months ending March 31, 2006 and $1,217,416 for the year ending December 31, 2005. The Company's proportionate share of assets, liabilities and results of operations related to the interests in the Partnerships are included in the consolidated financial statements.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

March 31, 2006

(3) Restricted Cash and Cash Equivalents:

Restricted cash and cash equivalents include $1,810,000 and $1,797,000 at March 31, 2006 and December 31, 2005, respectively, of cash primarily pertaining to undistributed royalty payments. There were corresponding accounts payable recorded at March 31, 2006 and December 31, 2005 for these liabilities.

(4) Additional Balance Sheet Information

Certain balance sheet amounts are comprised of the following:

	March 31, 2006	December 31, 2005
Accounts Receivable:
Joint Interest Billing	$8,292,000	$3,100,000
Trade Receivables	2,718,000	1,922,000
Oil and Gas Sales	7,539,000	9,926,000
Other	356,000	2,154,000
	---------------	----------------
	$18,905,000	$17,102,000
Less, Allowance for doubtful accounts	(605,000)	(605,000)
	--------------	----------------
	$18,300,000	$16,497,000
	=========	=========
Accounts Payable:
Trade	$18,743,000	$6,476,000
Royalty and other owners	6,946,000	7,310,000
Other	1,640,000	1,319,000
	----------------	----------------
Total	$27,329,000	$15,105,000
	=========	=========
Accrued Liabilities:
Payroll and benefits	$2,211,000	$1,632,000
Interest	400,000	342,000
Other	3,741,000	6,632,000
	---------------	----------------
Total	$6,352,000	$8,606,000
	=========	=========

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

March 31, 2006

(5) Property and Equipment:

Property and equipment at March 31, 2006 and December 31, 2005 consisted of the following:

	March 31,	December 31,
	2006	2005

Proved oil and gas properties, at cost	$132,304,000	$125,248,000
Unproved oil and gas properties, at cost	18,400,000	6,166,000
Less, accumulated depletion
and depreciation	(68,213,000)	(65,234,000)
	----------------	---------------
	$82,491,000	$66,180,000

Field service equipment and other	12,709,000	11,427,000
Less, accumulated depreciation	(7,418,000)	(7,461,000)
	----------------	---------------
	$5,291,000	$3,966,000
	----------------	---------------
Total net property and equipment	$87,782,000	$70,146,000
	=========	========

(6) Long-Term Bank Debt:

As of December 2002, the Company entered into a credit agreement with a new primary lender. The Company and the lender agreed to amend and restate in its entirety the credit agreement dated April 26, 1995, between the Company and its predecessor lender. This agreement will continue to provide for borrowings under a Master Note. Advances under the agreement, as amended, are limited to the borrowing base as defined in the agreement. The borrowing base is re-determined by the lender on a semi-annual basis. The Company's borrowing base as of March 2005 was determined to be $41,000,000. The credit agreement provides for interest on outstanding borrowings at the bank's base rate, as defined, payable monthly, or at rates 2% over the London Inter-Bank Offered Rate (LIBO rate) payable at the end of the applicable interest period.

All borrowings under the Company's credit agreement are due April, 2007. The Company's oil and gas properties as well as certain receivables and equipment are pledged as security under the loan agreement. The agreement requires the Company to maintain, as defined, a minimum current ratio, tangible net worth, debt coverage ratio and interest coverage ratio, and restrictions are placed on the payment of dividends and the amount of treasury stock the Company may purchase.

The combined average interest rates paid on outstanding borrowings subject to interest at the bank's base rate and on outstanding borrowings bearing interest based upon the LIBO rate were 7.54% during the first three months of 2006 as compared to 5.42% during the same period of 2005. Outstanding borrowings were $28,485,000 as of March 31, 2006 and $28,050,000 as of December 31, 2005.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

March 31, 2006

(7) Other Long-Term Obligations and Commitments:

Operating Leases:

The Company has several non-cancelable operating leases, primarily for rental of office space, that have a term of more than one year.

Operating Leases
2006	385,000
2007	504,000
2008	451,000
2009	275,000
Thereafter	8,000
-----------------
Total minimum payments	$1,623,000
==========

Asset Retirement Obligation:

A reconciliation of our liability for plugging and abandonment costs for the three months ended March 31, 2006 and the year ended December 31, 2005 is as follows:

	March 31, 2006	December 31, 2005
Asset retirement obligation - beginning of period	$2,594,000	$390,000
Liabilities incurred	500,000	1,456,000
Liabilities settled	(42,000)	(116,000)
Accretion expense	16,000	80,000
Change in estimate	25,000	784,000
	-----------------	-------------------
Asset retirement obligation - end of period	$3,093,000	$2,594,000
	==========	===========

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

Field Equipment Commitments:

As of March 31, 2006, the Company has a commitment to purchase certain field equipment requiring payments during 2006 totaling $1,533,000.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

March 31, 2006

(8) Contingent Liabilities:

The Company, as managing general partner of the affiliated Partnerships, is responsible for all Partnership activities, including the drilling of development wells and the production and sale of oil and gas from productive wells. The Company also provides the administration, accounting and tax preparation work for the Partnerships, and is liable for all debts and liabilities of the affiliated Partnerships, to the extent that the assets of a given limited Partnership are not sufficient to satisfy its obligations. As of March 31, 2006, the affiliated Partnerships have established cash reserves in excess of their debts and liabilities and the Company believes these reserves will be sufficient to satisfy Partnership obligations.

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

(9) Stock Options and Other Compensation:

In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. At March 31, 2006 and 2005, options on 767,500 were outstanding and exercisable at prices ranging from $1.00 to $1.25.

In January 2006, the company issued shares of one of its subsidiaries to two key executives. The Company recognized compensation expense of $1,313,000 reflecting the fair market value of the shares.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

March 31, 2006

(10) Related Party Transactions:

PEMC acts as the managing general partner, providing administration, accounting and tax preparation services for the Partnerships. Certain directors have limited and general partnership interests in several of these Partnerships. As the managing general partner in each of the Partnerships, PEMC receives approximately 5% to 15% of the net revenues of each Partnership as a carried interest in the Partnerships' properties. As more fully described in Note 8, the Company is committed to offer to repurchase the interests of the partners and trust unit holders in certain of the Partnerships. The Company purchased such interests in an amount totaling $92,426 in the first quarter 2006 and $1,217,746 in 2005.

The Partnership agreements allow PEMC to receive reimbursement for property acquisition and development costs and general and administrative overhead, incurred on behalf of the Partnerships.

Due to related parties primarily represents receipts collected by the Company as agent, for oil and gas sales net of expenses. The amount of such receipts due the affiliated Partnerships was $1,919,000 and $1,432,000 at March 31, 2006 and December 31, 2005, respectively.

Receivables from related parties consist of reimbursable general and administrative costs, lease operating expenses and reimbursement for property development and related costs. Due from related parties was $2,503,000 at March 31, 2006 and $985,000 at December 31, 2005.

(11) Income Per Share:

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005
	Net Income	Number of	Per Share	Net	Number of	Per Share
		Shares	Amount	Income	Shares	Amount
Net income per common share	$3,978,000	3,309,091	$1.20	$2,259,000	3,480,475	$0.65
Effect of dilutive securities:
Options		753,460			727,964
	-------------	--------------	-------	-----------	-------------	--------
Diluted net income
per common share	$3,978,000	4,062,551	$0.98	$2,259,000	4,208,439	$0.54
	========	========	=====	=========	=========	=====

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

March 31, 2006

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the financial statements of the Company and notes thereto. The Company's subsidiaries are defined in Note 1 of the financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow provided by operations for the three month period ended March 31, 2006 was $6,786,000. The Company has the ability to supplement cash requirements with borrowings under credit agreements maintained with the Company's lender.

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

The Company's activities include development and exploratory drilling. The Company's strategy is to develop a balanced portfol'o of drilling prospect that includes lower risk wells with a high probability of success and higher risk wells with greater economic potential.

As of March 31, 2006, the Company had net capitalized costs related to oil and gas properties of $82.5 million, including $18.4 million of undeveloped properties. Additions during the first quarter of 2006 totaled $19.3 million.

We expect to continue to make significant capital expenditures over the next several years as part of our long-term growth strategy. We have budgeted $100 million for capital expenditures in 2006. We project that we will spend $80 million in the Gulf of Mexico and $20 million on onshore wells.

PrimeEnergy Corporation

March 31, 2006

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Our offshore exploration and development budget for 2006 is $80 million including facility construction and installation. As of March 2006, the Company has incurred costs of $16.8 million related to equipment and drilling operations in the Gulf of Mexico as part of our program to develop our offshore properties. Three wells have been drilled and are in various stages of testing and completion. We have budgeted $20 million for onshore exploration and development in our core operating areas. The Company has committed approximately $4.2 million on wells in these areas that have been spudded during the quarter ending March 31, 2006.

The Company has in place both a stock repurchase program and a limited partnership interest repurchase program. Under these programs the Company expects to expend approximately $5 million in 2006. During the first quarter of 2006 the Company spent $92,244 to repurchase limited partnership interests from investors in its oil and gas partnerships and $1,235,000 to repurchase shares of its treasury stock.

The Company has committed to purchase or refurbish field rigs throughout 2006 totaling $2.26 million. These rigs are expected to be in service some time before the end of 2006.

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

Effective March 2005, we agreed with our lenders to increase the Company's borrowing base to $41,000,000. As of March 31, 2006, $28,485,000 was borrowed under the facility. The bank reviews the borrowing base semi-annually and, at their discretion, may decrease or propose an increase to the borrowing base relative to a redetermined estimated of proved oil and gas reserves. Our oil and gas properties are pledged as collateral for the line of credit and we are subject to certain financial covenants defined in the agreement. We are currently in compliance with these financial covenants defined in the agreement. If we do not comply with these covenants on a continuing basis, the lenders have the right to refuse to advance additional funds under the facility and/or declare all principal and interest immediately due and payable.

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

PrimeEnergy Corporation

March 31, 2006

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

Revenues and net income during the three month period ended March 31, 2006, as compared to the same periods in 2005 reflect the increased oil and gas sales, presented below, offset by exploration costs and depreciation and depletion of oil and gas properties.

	Three Months Ended
	March 31,
	-------------------------------------------------------
			Increase /
	2006	2005	(Decrease)

Barrels of Oil Produced	84,000	85,000	(1,000)
Average Price Received	$59.36	$45.85	$13.51
	---------------	---------------	--------------
Oil Revenue	$ 4,986,000	$ 3,897,000	$ 1,089,000
	---------------	---------------	--------------
Mcf of Gas Produced	1,341,000	1,280,000	61,000
Average Price Received	$7.81	$5.62	$2.19
	---------------	---------------	--------------
Gas Revenue	$10,473,000	$ 7,189,000	$ 3,284,000
	---------------	---------------	--------------
Total Oil & Gas Revenue	$15,459,000	$11,086,000	$ 4,373,000
	=========	=========	=========

Changes in production are due to production from properties added during 2005 offset by the natural decline of existing properties.

Lease operating expense for the three months of 2006 increased by $862,000 compared to 2005 due to increased production tax expense related to the change in revenue, lease operating expenses of new properties, and overall price increases in oil field services.

General and administrative expenses increased by $1,407,000, in the first three months of 2006 as compared to 2005, including $1,313,000 representing fair market value of subsidiary stock issued to two key executives.

Field Service income and expense for the three months of 2006 increased $1,420,000 and $1,026,000, respectively, compared to 2005. These increases reflect higher utilization of equipment combined with an upward trend in rates during 2005.

Administrative overhead fees increased by $786,000 reflecting the COPAS escalation combined with fees related to the operation of properties owned by FWOE Partners L.P.

Depreciation, depletion and amortization expense increased to $3,317,000 in 2006 from $3,099,000 in 2005. This increase is related to the additional capital expended during 2005 combined with increased production.

PrimeEnergy Corporation

March 31, 2006

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Exploration costs of $547,000 in the first quarter of 2006 and $262,000 were incurred in drilling one dry hole in each quarter.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk on its line of credit, which has variable rates based upon the lenders base rate, as defined, and the London Inter-Bank Offered rate. Based on the weighted average balances outstanding during the first quarter of 2006, a hypothetical 2.5% increase in the applicable interest rates would have increased interest expense for the three months ended March 31, 2006 by approximately $156,000.

Oil and gas prices have historically been extremely volatile, and have been particularly so in recent years. The Company did not enter into significant hedging transactions during the three month period ending March 31, 2006. The company had no open hedging transactions at March 31, 2006 or December 31, 2005. Declines in domestic oil and gas prices could have a material adverse effect on the Company's revenues, operating results, estimates of economically recoverable reserves and the net revenue there from.

PrimeEnergy Corporation

March 31, 2006

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

March 31, 2006

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, the Company is party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, management does not expect these matters to have a materially adverse effect on the financial position or results of operations of the Company.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2006, the Company purchased the following shares of common stock as treasury shares.

2006 Month	Number of Shares	Average Price Paid per share	Maximum Number of Shares that May Yet Be Purchased Under The Plan (1)
January	21,890	$ 49.23	154,994
February	1,503	53.15	153,491
March	1,243	62.10	152,248
	-----------
Total/Average	24,636	$ 50.12
	======

(1) In December 1993, we announced that our board of directors authorized a stock repurchase program whereby we may purchase outstanding shares of our common stock from time-to-time, in open market transactions or negotiated sales. A total of 2,400,000 shares have been authorized, to date, under this program. Through March 31, 2006 a total of 2,247,752 under this program for $18,620,828 at an average price of $8.28 per share. Additional purchases of shares may occur as market conditions warrant. We expect future purchases will be funded with internally generated cash flow or from working capital.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS AND REPORTS ON FORM 8K

No reports on form 8K were filed by the Company during the three months ended March 31, 2006.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PrimeEnergy Corporation
(Registrant)

May 15, 2006	/s/ Charles E. Drimal, Jr.
(Date)	------------------------------
Charles E. Drimal, Jr.
President
Principal Executive Officer

May 15, 2006	/s/ Beverly A. Cummings
(Date)	-------------------------------
Beverly A. Cummings
Executive Vice President
Principal Financial and Accounting Officer