Form 10-Q
period 2006-06-30
PRIMEENERGY CORP
filed 2006-08-14
CIK 56868

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q

/X/ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to so such filings required for the past 90 days. Yes [X]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act). (Check One). Large Accelerated Filer [ ] Accelerated Filer [ ] Non-Accelerated Filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
The number of shares outstanding of each class of the Registrant's Common Stock as of August 14, 2006 was: Common Stock, $0.10 par value, 3,257,977 shares.

PrimeEnergy Corporation Consolidated Balance Sheets June 30, 2006 and December 31, 2005
	June 30, 2006 (Unaudited)	December 31, 2005 (Audited)

ASSETS
Current assets:
Cash and cash equivalents	$22,627,000	$11,119,000
Restricted cash and cash equivalents	2,851,000	1,797,000
Accounts receivable, net	16,128,000	16,497,000
Due from related parties	635,000	985,000
Prepaid expenses	1,404,000	7,395,000
Inventory at cost	3,123,000	388,000
Other current assets	454,000	526,000
	----------------	----------------
Total current assets	47,222,000	38,707,000
	---------------	---------------
Property and equipment, at cost
Oil and gas properties (successful efforts method), net	101,781,000	66,180,000
Field service equipment and other, net	5,806,000	3,966,000
	----------------	---------------
Net property and equipment	107,587,000	70,146,000
	---------------	--------------

Other assets	962,000	530,000
	---------------	----------------
Total assets	$155,771,000	$109,383,000
	=========	=========

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation Consolidated Balance Sheets June 30, 2006 and December 31, 2005
	June 30, 2006 (Unaudited)	December 31, 2005 (Audited)

LIABILITIES and STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$24,024,000	$15,105,000
Current portion of asset retirement and other long term obligations	1,086,000	378,000
Accrued liabilities	5,604,000	8,606,000
Due to related parties	626,000	1,432,000
	---------------	----------------
Total current liabilities	31,340,000	25,521,000

Long-term bank debt	55,930,000	28,050,000
Asset retirement obligations	2,744,000	2,216,000
Deferred income taxes	18,062,000	13,860,000
	---------------	----------------
Total liabilities	108,076,000	69,647,000
	---------------	----------------

Minority Interest	1,313,000	--
	---------------	----------------
Stockholders' equity:
Preferred stock, $.10 par value,
authorized 5,000,000 shares, none issued	--	--
Common stock, $.10 par value, authorized
10,000,000 shares; issued 7,694,970 in 2006 and 2005	769,000	769,000
Paid in capital	11,024,000	11,024,000
Retained earnings	57,906,000	48,608,000
	---------------	----------------
	69,699,000	60,401,000
Treasury stock, at cost, 4,411,153 common shares
at 2006 and 4,367,155 common shares at 2005	(23,317,000)	(20,665,000)
	---------------	----------------
Total stockholders' equity	46,382,000	39,736,000
	---------------	---------------
Total	$155,771,000	$109,383,000
	=========	=========

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation Consolidated Statements of Operations Six Months Ended June 30, 2006 and 2005 (unaudited)
	2006	2005
Revenue:
Oil and gas sales	$31,670,000	$23,381,000
Field service income	9,806,000	7,004,000
Administrative overhead fees	4,709,000	3,554,000
Loss on derivative instruments, net	--	(285,000)
Interest and other income	215,000	32,000
	----------------	----------------
Total revenue	46,400,000	33,686,000
	----------------	----------------
Costs and expenses:
Lease operating expense	9,596,000	8,771,000
Field service expense	7,581,000	5,949,000
Depreciation, depletion and amortization	7,291,000	6,133,000
General and administrative expense	6,681,000	4,181,000
Exploration costs	596,000	271,000

	----------------	----------------
Total costs and expenses	31,745,000	25,305,000
	----------------	----------------
Income from operations	14,655,000	8,381,000
Interest expense	661,000	827,000
Gain on sale and exchange of assets	104,000	70,000
	----------------	----------------
Net income before income taxes	14,098,000	7,624,000

Provision for income taxes	4,800,000	3,050,000
	----------------	----------------
Net income	$9,298,000	$4,574,000
	=========	=========

Basic income per common share	$2.82	$1.33

Diluted income per common share	$2.29	$1.10

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation Consolidated Statements of Operations Three Months Ended June 30, 2006 and 2005 (unaudited)
	2006	2005
Revenue:
Oil and gas sales	$16,211,000	$12,295,000
Field service income	5,141,000	3,759,000
Administrative overhead fees	2,880,000	1,828,000
Loss on derivative instruments, net	--	(285,000)
Interest and other income	99,000	(2,000)
	----------------	----------------
Total revenue	24,331,000	17,595,000
	----------------	----------------
Costs and expenses:
Lease operating expense	4,825,000	4,862,000
Field service expense	3,779,000	3,173,000
Depreciation, depletion and amortization	3,974,000	3,034,000
General and administrative expense	4,000,000	2,224,000
Exploration costs	49,000	9,000

	----------------	----------------
Total costs and expenses	16,627,000	13,302,000
	----------------	----------------
Income from operations	7,704,000	4,293,000
Interest expense	208,000	474,000
Gain on sale and exchange of assets	83,000	40,000
	----------------	----------------
Net income before income taxes	7,579,000	3,859,000

Provision for income taxes	2,259,000	1,544,000
	----------------	----------------
Net income	$5,320,000	$2,315,000
	=========	=========

Basic income per common share	$1.61	$0.68

Diluted income per common share	$1.31	$0.56

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation
Consolidated Statement of Stockholders' Equity
Six Months Ended June 30, 2006
(unaudited)

	Common Stock		Paid In	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total

Balance at December 31, 2004	7,694,970	$ 769,000	11,024,000	22,653,000	(16,209,000)	$ 18,237,000
Purchased 164,410 shares of
common stock					(4,456,000)	(4,456,000)
Net income				25,955,000		25,955,000
	-----------	----------	-------------	---------------	--------------	---------------
Balance at December 31, 2005	7,694,970	$ 769,000	11,024,000	48,608,000	(20,665,000)	$ 39,736,000
Purchased 43,998 shares of
common stock					(2,652,000)	(2,652,000)
Net income				9,298,000		9,298,000
	-----------	----------	-------------	-------------	--------------	---------------

Balance at June 30, 2006	7,694,970	$ 769,000	11,024,000	57,906,000	(23,317,000)	$ 46,382,000
	=======	======	========	=========	=========	=========

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation Consolidated Statements of Cash Flows Six Months Ended June 30, 2006 and 2005 (unaudited)

	2006	2005
Cash flows from operating activities:
Net income	$9,298,000	$4,574,000
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, depletion, amortization and accretion on discounted liabilities	7,819,000	6,133,000
Dry hole and abandonment expense	510,000	271,000
Gain on sale of properties	(104,000)	(70,000)
Stock based compensation expense	1,313,000	--
Provision for deferred income taxes	4,202,000	2,790,000

Changes in assets and liabilities:
Accounts receivable	369,000	(185,000)
Due from related parties	351,000	--
Inventories	(2,735,000)	--
Prepaid expenses and other assets	5,631,000	(612,000)
Accounts payable	(2,389,000)	4,079,000
Accrued liabilities	(3,002,000)	1,161,000
Due to related parties	(405,000)	122,000
	---------------	----------------
Net cash provided by operating activities:	20,858,000	18,263,000
	---------------	----------------
Cash flows from investing activities:
Capital expenditures, including exploration expense	(34,682,000)	(22,763,000)
Proceeds from sale of property and equipment	104,000	70,000
	---------------	----------------
Net cash used in investing activities	(34,578,000)	(22,693,000)
	---------------	----------------
Cash flows from financing activities:
Purchase of treasury stock	(2,652,000)	(2,352,000)
Proceeds from long-term bank debt	67,115,000	21,690,000
Repayment of long-term bank debt	(39,235,000)	(12,790,000)
	---------------	----------------
Net cash provided by (used in) financing activities	25,228,000	6,548,000
	---------------	----------------
Net increase in cash and cash equivalents	11,508,000	2,118,000

Cash and cash equivalents at the beginning of the period	11,119,000	6,476,000
	--------------	----------------
Cash and cash equivalents at the end of the period	$22,627,000	$8,594,000
	=========	==========

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

June 30, 2006

(1) Interim Financial Statements:

The accompanying consolidated financial statements of PrimeEnergy Corporation, with the exception of the consolidated balance sheet at December 31, 2005, have not been audited by independent public accountants. In the opinion of management, the accompanying financial statements reflect all adjustments necessary to present fairly our financial position at June 30, 2006 and our income and cash flows for the six months ended June 30, 2006 and 2005. All such adjustments are of a normal recurring nature. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation. The results for interim periods are not necessarily indicative of annual results.

(2) Significant Acquisitions, Dispositions and Property Activity

In August 2005, the Company completed a transaction involving its interests in certain offshore Gulf of Mexico properties effective April 1, 2005 (the "Partners transaction"). Prime Offshore L.L.C. ("Prime Offshore"), formerly F-W Oil Exploration L.L.C., a subsidiary of the Company, entered into a limited partnership agreement (the "Partners Agreement"), wherein Prime Offshore is the General Partner of FWOE Partners L.P. ("Partners") formed for the acquisition, development and operation of oil and gas properties and pipelines, equipment, facilities and fixtures appurtenant thereto, in off-shore Gulf of Mexico (the "Properties"). Prior to entering into the Partners Agreement, Prime Offshore had distributed interests in the Properties to the minority shareholders of Prime Offshore and the Company purchased all of the outstanding shares of such minority shareholders for $250,000, resulting in the Company's 100% ownership of Prime Offshore.

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

As more fully described in Note 8, the Company is committed to offer to repurchase the interests of the partners and trust unit holders in certain of the Partnerships. The Company purchased such interests in an amount totaling $214,635 for the six months ending June 30, 2006 and $1,217,416 for the year ending December 31, 2005. The Company's proportionate share of assets, liabilities and results of operations related to the interests in the Partnerships are included in the consolidated financial statements.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

June 30, 2006

(3) Restricted Cash and Cash Equivalents:

Restricted cash and cash equivalents include $2,851,000 and $1,797,000 at June 30, 2006 and December 31, 2005, respectively, of cash primarily pertaining to undistributed royalty payments. There were corresponding accounts payable recorded at June 30, 2006 and December 31, 2005 for these liabilities.

(4) Additional Balance Sheet Information

Certain balance sheet amounts are comprised of the following:

	June 30, 2006	December 31, 2005
Accounts Receivable:
Joint Interest Billing	$6,751,000	$3,100,000
Trade Receivables	2,496,000	1,922,000
Oil and Gas Sales	7,135,000	9,926,000
Other	351,000	2,154,000
	---------------	----------------
	$16,733,000	$17,102,000
Less, Allowance for doubtful accounts	(605,000)	(605,000)
	--------------	----------------
	$16,128,000	$16,497,000
	=========	=========
Accounts Payable:
Trade	$15,539,000	$6,476,000
Royalty and other owners	6,909,000	7,310,000
Other	1,576,000	1,319,000
	----------------	----------------
Total	$24,024,000	$15,105,000
	=========	=========
Accrued Liabilities:
Payroll and benefits	$3,495,000	$1,632,000
Interest	268,000	342,000
Other	1,841,000	6,632,000
	---------------	----------------
Total	$5,604,000	$8,606,000
	=========	=========

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

June 30, 2006

(5) Property and Equipment:

Property and equipment at June 30, 2006 and December 31, 2005 consisted of the following:

	June 30,	December 31,
	2006	2005
Proved oil and gas properties, at cost	$158,404,000	$125,248,000
Unproved oil and gas properties, at cost	15,166,000	6,166,000
Less, accumulated depletion
and depreciation	(71,789,000)	(65,234,000)
	----------------	---------------
	$101,781,000	$66,180,000

Field service equipment and other	13,603,000	11,427,000
Less, accumulated depreciation	(7,797,000)	(7,461,000)
	----------------	---------------
	$5,806,000	$3,966,000
	----------------	---------------
Total net property and equipment	$107,587,000	$70,146,000
	=========	========

Total interest costs incurred during the first half of 2006 were $1,044,000. Of this amount, the Company capitalized $383,000. Capitalized interest is included as part of the cost of oil and gas properties. The capitalized rates are based upon the Company's weighted-average cost of borrowings used to finance the expenditures.

(6) Long-Term Bank Debt:

At June 30, 2006, the Company had $55.93 million outstanding under its revolving credit facilities. The Company maintains two separate facilities with its Lender, a $62 million facility which can be expanded to $162 million, secured by the Company's onshore oil and gas properties and field service equipment and a $23.5 million facility, which can be expanded to $80 million, maintained by the Company's subsidiary, Prime Offshore LLC, secured by certain offshore oil and gas properties. The available credit lines are subject to adjustment from time to time on the basis of the projected present value (as determined by the bank's petroleum engineer) of estimated cash flows from certain proved oil and gas reserves and assets of the company.

The onshore credit facility provides for interest on outstanding borrowings at the banks base rate, payable monthly or at rates 2% over the London Inter-Bank Offered Rate (LIBO rate) payable at the end of the period, and the term of the facility expires in March 2009. The offshore credit facility provides for interest on outstanding borrowings at rates ranging from 0.5% to 1.5% above the banks base rate, payable monthly or at rates ranging from 2% to 3.5% over the London Inter-Bank Offered Rate (LIBO rate) payable at the end of the period, and the term of the facility expires in July 2009. The agreements require the Company to maintain, as defined, a minimum current ratio, tangible net worth, debt coverage ratio and interest coverage ratio, and restrictions are placed on the payment of dividends and the amount of treasury stock the Company may purchase.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

June 30, 2006

(6) Long-Term Bank Debt continued:

The combined average interest rates paid on outstanding borrowings subject to interest at the bank's base rate and on outstanding borrowings bearing interest based upon the LIBO rate were 7.195% during the first six months of 2006 as compared to 5.31% during the same period of 2005. Outstanding borrowings were $55,930,000 as of June 30, 2006 and $28,050,000 as of December 31, 2005.

(7) Other Long-Term Obligations and Commitments:

Operating Leases:

The Company has several non-cancelable operating leases, primarily for rental of office space, that have a term of more than one year.

Operating Leases
2006	262,000
2007	499,000
2008	451,000
2009	275,000
Thereafter	8,000
-----------------
Total minimum payments	$1,495,000
==========

Asset Retirement Obligation:

A reconciliation of our liability for plugging and abandonment costs for the six months ended June 30, 2006 and the year ended December 31, 2005 is as follows:

	June 30, 2006	December 31, 2005
Asset retirement obligation - beginning of period	$2,594,000	$390,000
Liabilities incurred	516,000	1,456,000
Liabilities settled	(78,000)	(116,000)
Accretion expense	33,000	80,000
Change in estimate	8,000	784,000
	---------------	---------------
Asset retirement obligation - end of period	$3,073,000	$2,594,000
	========	=========

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

June 30, 2006

(7) Other Long-Term Obligations and Commitments continued:

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

Field Equipment Commitments:

As of June 30, 2006, the Company has a commitment to purchase certain field equipment requiring payments during 2006 totaling $1,533,000.

(8) Contingent Liabilities:

The Company, as managing general partner of the affiliated Partnerships, is responsible for all Partnership activities, including the drilling of development wells and the production and sale of oil and gas from productive wells. The Company also provides the administration, accounting and tax preparation work for the Partnerships, and is liable for all debts and liabilities of the affiliated Partnerships, to the extent that the assets of a given limited Partnership are not sufficient to satisfy its obligations. As of June 30, 2006, the affiliated Partnerships have established cash reserves in excess of their debts and liabilities and the Company believes these reserves will be sufficient to satisfy Partnership obligations.

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

June 30, 2006

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

(9) Stock Options and Other Compensation:

In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. At June 30, 2006 and 2005, options on 767,500 were outstanding and exercisable at prices ranging from $1.00 to $1.25.

In January 2006, the company issued shares of one of its subsidiaries to two key executives. The Company recognized compensation expense of $1,313,000 reflecting the fair market value of the shares.

(10) Related Party Transactions:

PrimeEnergy Management Corporation (PEMC) acts as the managing general partner, providing administration, accounting and tax preparation services for the Partnerships. Certain directors have limited and general partnership interests in several of these Partnerships. As the managing general partner in each of the Partnerships, PEMC receives approximately 5% to 15% of the net revenues of each Partnership as a carried interest in the Partnerships properties. As more fully described in Note 8, the Company is committed to offer to repurchase the interests of the partners and trust unit holders in certain of the Partnerships. The Company purchased such interests in an amount totaling $214,635 in the first half of 2006 and $1,217,746 in 2005.

The Partnership agreements allow PEMC to receive reimbursement for property acquisition and development costs and general and administrative overhead, incurred on behalf of the Partnerships.

Due to related parties primarily represents receipts collected by the Company as agent, for oil and gas sales net of expenses. The amount of such receipts due the affiliated Partnerships was $626,000 and $1,432,000 at June 30, 2006 and December 31, 2005, respectively.

Receivables from related parties consist of reimbursable general and administrative costs, lease operating expenses and reimbursement for property development and related costs. Due from related parties was $635,000 at June 30, 2006 and $985,000 at December 31, 2005.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

June 30, 2006

(11) Income Per Share:

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:

	Six Months Ended			Six Months Ended
	June 30, 2006			June 30 , 2005

	Net Income	Number of	Per Share	Net	Number of	Per Share
		Shares	Amount	Income	Shares	Amount
Net income per
common share	$9,298,000	3,302,192	$2.82	$4,574,000	3,445,895	$1.33
Effect of dilutive
securities:
Options		755,544			728,310
	-----------	-------------	--------	-----------	-------------	--------
Diluted net income
per common share	$9,298,000	4,057,736	$2.29	$4,574,000	4,174,205	$1.10
	=========	=========	=====	=========	=========	=====

	Three Months Ended			Three Months Ended
	June 30, 2006			June 30, 2005

	Net Income	Number of	Per Share	Net	Number of	Per Share
		Shares	Amount	Income	Shares	Amount
Net income per
common share	$5,320,000	3,295,293	$1.61	$2,315,000	3,411,695	$0.68
Effect of dilutive
securities:
Options		757,067			731,405
	-------------	--------------	--------	-------------	--------------	--------
Diluted net income
per common share	$5,320,000	4,052,360	$1.31	$2,315,000	4,143,100	$0.56
	=========	========	=====	=========	========	=====

PrimeEnergy Corporation

June 30, 2006

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the financial statements of the Company and notes thereto. The Company's subsidiaries are defined in Note 1 of the financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow provided by operations for the six month period ended June 30, 2006 was $20,858,000. The Company has the ability to supplement cash requirements with borrowings under credit agreements maintained with the Company's lender.

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

The Company's activities include development and exploratory drilling. The Company's strategy is to develop a balanced portfolio of drilling prospects that includes lower risk wells with a high probability of success and higher risk wells with greater economic potential.

As of June 30, 2006, the Company had net capitalized costs related to oil and gas properties of $101.78 million, including $15.16 million of undeveloped properties. Additions during the first six months of 2006 totaled $42.16 million.

We expect to continue to make significant capital expenditures over the next several years as part of our long-term growth strategy.

PrimeEnergy Corporation

June 30, 2006

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Our offshore exploration and development budget for 2006 is $80 million including facility construction and installation. As of June 2006, the Company has incurred costs of $34.4 million related to equipment and drilling operations in the Gulf of Mexico as part of our program to develop our offshore properties. Three wells have been drilled and are in various stages of testing and completion. We have budgeted $20 million for onshore exploration and development in our core operating areas. The Company has expended approximately $7.7 million on thirty-one wells drilled in these areas during the six months ending June 30, 2006. The Company's net working interest in the majority of these wells is approximately 50%. Fourteen of these wells are currently producing and the remaining wells are in varying stages of completion.

The Company has in place both a stock repurchase program and a limited partnership interest repurchase program. Under these programs the Company expects to expend approximately $5 million in 2006. During the first half of 2006 the Company spent $214,635 to repurchase limited partnership interests from investors in its oil and gas partnerships and $2,652,000 to repurchase shares of its treasury stock.

The Company has committed to purchase or refurbish field rigs throughout 2006 totaling $2.26 million. These rigs are expected to be placed in service during the third quarter of 2006.

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

Effective June 2006, the Company's consolidated borrowing base was increased to $85.5 million. As of June 30, 2006, $55.93 million was borrowed under the facility. The bank reviews the borrowing base semi-annually and, at their discretion, may decrease or propose an increase to the borrowing base relative to a redetermined estimate of proved oil and gas reserves. Our oil and gas properties are pledged as collateral for the line of credit and we are subject to certain financial covenants defined in the agreement. We are currently in compliance with these financial covenants defined in the agreements. If we do not comply with these covenants on a continuing basis, the lenders have the right to refuse to advance additional funds under the facility and/or declare all principal and interest immediately due and payable.

PrimeEnergy Corporation

June 30, 2006

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

RESULTS OF OPERATIONS

Revenues and net income during the six and three month periods ended June 30, 2006, as compared to the same periods in 2005 reflect the increased oil and gas sales, presented below, offset by exploration costs and depreciation and depletion of oil and gas properties.

	Six months Ended			Three Months Ended
	June 30,			June 30,
	-----------------------------------------------------			-----------------------------------------------------
			Increase /			Increase /
	2006	2005	(Decrease)	2006	2005	(Decrease)

Barrels of Oil Produced	184,000	176,000	8,000	100,000	91,000	9,000
Average Price Received	$61.64	$47.47	$14.45	$63.71	$48.98	$14.73
	---------------	---------------	--------------	---------------	---------------	--------------
Oil Revenue	$11,357,000	8,354,000	3,003,000	6,371,000	4,457,000	$1,914,000
	---------------	---------------	--------------	---------------	---------------	--------------
MCF of Gas Produced	2,826,000	2,511,000	315,000	1,486,000	1,231,000	255,000
Average Price Received	$7.19	$5.98	$1.21	$6.62	$6.37	$0.25
	---------------	---------------	--------------	---------------	---------------	--------------
Gas Revenue	$20,313,000	15,027,000	5,286,000	9,840,000	7,838,000	$2,002,000
	---------------	---------------	--------------	---------------	---------------	--------------
Total Oil & Gas Revenue	$31,670,000	23,381,000	8,289,000	16,211,000	12,295,000	$3,916,000
	========	========	========	========	========	=========

Changes in production are due to production from properties added during 2005 and 2006 offset by the natural decline of existing properties.

Lease operating expense for the six months of 2006 increased by $825,000 compared to 2005 due to increased production tax expense related to the change in revenue, lease operating expenses of new properties, and overall price increases in oil field services.

General and administrative expenses increased by $2,500,000, in the first six months of 2006 as compared to 2005 including $1,313,000 representing the fair market value of subsidiary stock issued to two key executives.

PrimeEnergy Corporation

June 30, 2006

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Field Service income and expense for the six months of 2006 increased $2,802,000 and $1,632,000, respectively, compared to 2005. These increases reflect higher utilization of equipment combined with an upward trend in rates during 2005 and 2006.

Administrative overhead fees increased by $1,155,000 reflecting the COPAS escalation combined with fees related to the operation of properties owned by FWOE Partners L.P.

Depreciation, depletion and amortization expense increased to $7,291,000 in 2006 compared to $6,133,000 in 2005. This increase is related to the additional capital expended during 2005 and 2006 combined with increased production.

This Report contains forward-looking statements that are based on management's current expectations, estimates and projections. Words such as "expects," "anticipates," "intends," "plans," "believes," "projects" and "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and are subject to the safe harbors created thereby. These statements are not guarantees of future performance and involve risks and uncertainties and are based on a number of assumptions that could ultimately prove inaccurate and, therefore, there can be no assurance that they will prove to be accurate. Actual results and outcomes may vary materially from what is expressed or forecast in such statements due to various risks and uncertainties. These risks and uncertainties include, among other things, the possibility of drilling cost overruns and technical difficulties, volatility of oil and gas prices, competition, risks inherent in the Company's oil and gas operations, the inexact nature of interpretation of seismic and other geological and geophysical data, imprecision of reserve estimates, and the Company's ability to replace and expand oil and gas reserves. Accordingly, stockholders and potential investors are cautioned that certain events or circumstances could cause actual results to differ materially from those projected.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk on its line of credit, which has variable rates based upon the lenders base rate, as defined, and the London Inter-Bank Offered rate. Based on the weighted average balances outstanding during the second quarter of 2006, a hypothetical 2.5% increase in the applicable interest rates would have increased interest expense for the six months ended June 30, 2006 by approximately $359,600.

PrimeEnergy Corporation

June 30, 2006

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(continued)

Oil and gas prices have historically been extremely volatile, and have been particularly so in recent years. The Company did not enter into significant hedging transactions during the six month period ending June 30, 2006. The Company had no open hedging transactions at June 30, 2006 or December 31, 2005. Declines in domestic oil and gas prices could have a material adverse effect on the Company's revenues, operating results, estimates of economically recoverable reserves and the net revenue there from.

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

June 30, 2006

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, the Company is party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, management does not expect these matters to have a materially adverse effect on the financial position or results of operations of the Company.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2006, the Company purchased the following shares of common stock as treasury shares.

2006 Month	Number of Shares	Average Price Paid per share	Maximum Number of Shares that May Yet Be Purchased Under The Plan (1)
January	21,890	$ 49.23	159,994
February	1,503	53.15	153,491
March	1,243	62.10	152,248
April	--	--	152,248
May	9,362	$76.59	142,886
June	10,000	$70.00	132,886
	-----------
Total/Average	43,998	$60.27
	======

  In December 1993, we announced that our board of directors authorized a stock repurchase program whereby we may purchase outstanding shares of our common stock from time-to-time, in open market transactions or negotiated sales. A total of 2,400,000 shares have been authorized, to date, under this program. Through June 30, 2006 a total of 2,267,114 shares were purchased under this program for $20,037,903 at an average price of $8.84 per share. Additional purchases of shares may occur as market conditions warrant. We expect future purchases will be funded with internally generated cash flow or from working capital.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

PrimeEnergy Corporation

June 30, 2006

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on May 25, 2006. The only matter submitted to the stockholders was the election of eight Directors (named below), nominated by management, all of whom were currently serving as Directors. Proxies were solicited pursuant to Regulation 14A under the Securities Act of 1934, definitive copies of which were filed with the Commission. There was no solicitation in opposition to management's nominees, and all of the Directors nominated for the re-election were elected. The number of shares of the Company's common stock voted at the Annual Meeting was 2,637,207. Those persons nominated and elected as Directors, and the number of shares voting for or withheld for each, is shown below. There were no abstentions or broker non-votes.

	For	Withheld
Beverly A. Cummings	2,515,134	123,073
Charles E. Drimal, Jr.	2,514,274	122,933
Matthias Eckenstein	2,634,227	2,980
H. Gifford Fong	2,512,012	125,195
Thomas S. T. Gimbel	2,634,227	2,980
Clint Hurt	2,634,227	2,980
Jan K. Smeets	2,634,167	3,040
Gaines Wehrle	2,632,827	4,380

None

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS AND REPORTS ON FORM 8K

No reports on form 8K were filed by the Company during the three months ended June 30, 2006.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PrimeEnergy Corporation
(Registrant)

August 14, 2006	/s/ Charles E. Drimal, Jr.
(Date)	------------------------------
Charles E. Drimal, Jr.
President
Principal Executive Officer

August 14, 2006	/s/ Beverly A. Cummings
(Date)	-------------------------------
Beverly A. Cummings
Executive Vice President
Principal Financial and Accounting Officer