Form 10-Q
period 2006-09-30
PRIMEENERGY CORP
filed 2006-11-14
CIK 56868

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q

/X/Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/   No  / /

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Acts). Yes ___ NO /X/
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ___ NO /X/
The number of shares outstanding of each class of the Registrant's Common Stock as of November 13, 2006 was: Common Stock, $0.10 par value 3,224,862 shares.

PrimeEnergy Corporation Consolidated Balance Sheets September 30, 2006 and December 31, 2005
	September 30, 2006 (Unaudited)	December 31, 2005 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$16,004,000	$11,119,000
Restricted cash and cash equivalents	2,837,000	1,797,000
Accounts receivable, net	23,819,000	16,497,000
Due from related parties	704,000	985,000
Prepaid expenses	1,238,000	7,395,000
Derivative contracts	3,922,000	--
Inventory at cost	1,846,000	388,000
Other current assets	454,000	526,000
	----------------	----------------
Total current assets	50,824,000	38,707,000
	---------------	---------------
Property and equipment, at cost
Oil and gas properties (successful efforts method), net	149,530,000	66,180,000
Field service equipment and other, net	6,516,000	3,966,000
	----------------	---------------
Net property and equipment	156,046,000	70,146,000
	---------------	--------------

Other assets	1,866,000	530,000
	---------------	----------------
Total assets	$208,736,000	$109,383,000
	=========	=========

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation Consolidated Balance Sheets September 30, 2006 and December 31, 2005
	September 30, 2006 (Unaudited)	December 31, 2005 (Audited)
LIABILITIES and STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$36,290,000	$15,105,000
Current portion of asset retirement and other long-term obligations	704,000	378,000
Accrued liabilities	7,378,000	8,606,000
Due to related parties	1,579,000	1,432,000
	---------------	----------------
Total current liabilities	45,951,000	25,521,000

Long-term bank debt	79,625,000	28,050,000
Asset retirement obligations	5,098,000	2,216,000
Deferred income taxes	23,669,000	13,860,000
	---------------	----------------
Total liabilities	154,343,000	69,647,000
	---------------	----------------

Minority Interest	1,313,000	--
	---------------	----------------
Stockholders' equity:
Preferred stock, $.10 par value,
authorized 5,000,000 shares, none issued	--	--
Common stock, $.10 par value, authorized
10,000,000 shares; issued 7,694,970 in 2006 and 2005	769,000	769,000
Paid in capital	11,024,000	11,024,000
Retained earnings	64,515,000	48,608,000
Accumulated other comprehensive income, net	2,672,000	--
	---------------	----------------
	78,980,400	60,401,000
Treasury stock, at cost, 4,448,416 common shares
at 2006 and 4,367,155 common shares at 2005	(25,900,000)	(20,665,000)
	---------------	----------------
Total stockholders' equity	53,080,000	39,736,000
	---------------	---------------
Total	$208,736,000	$109,383,000
	=========	=========

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation Consolidated Statements of Operations Nine Months Ended September 30, 2006 and 2005 (unaudited)
	2006	2005
Revenue:
Oil and gas sales	$48,666,000	$37,131,000
Field service income	15,001,000	10,857,000
Administrative overhead fees	7,237,000	5,233,000
Loss on derivative instruments, net	--	(295,000)
Interest and other income	338,000	53,000
	----------------	----------------
Total revenue	71,242,000	52,979,000
	----------------	----------------
Costs and expenses:
Lease operating expense	15,386,000	13,114,000
Field service expense	11,554,000	9,161,000
Depreciation, depletion and amortization	10,821,000	8,808,000
General and administrative expense	9,129,000	8,400,000
Exploration costs	647,000	689,000

	----------------	----------------
Total costs and expenses	47,537,000	40,172,000
	----------------	----------------
Income from operations	23,705,000	12,807,000

Interest expense	1,598,000	1,254,000
Gain on sale and exchange of assets	3,029,000	20,327,000
	----------------	----------------
Net income before income taxes	25,136,000	31,880,000

Provision for income taxes	9,229,000	12,752,000
	----------------	----------------
Net income	$15,907,000	$19,128,000
	==========	==========

Basic income per common share	$4.84	$5.59

Diluted income per common share	$3.93	$4.59

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation Consolidated Statements of Operations Three Months Ended September 30, 2006 and 2005 (unaudited)
	2006	2005
Revenue:
Oil and gas sales	$16,996,000	$13,750,000
Field service income	5,195,000	3,853,000
Administrative overhead fees	2,528,000	1,679,000
Loss on derivative instruments, net	--	(10,000)
Interest and other income	123,000	21,000
	----------------	----------------
Total revenue	24,842,000	19,293,000
	----------------	----------------
Costs and expenses:
Lease operating expense	5,790,000	4,343,000
Field service expense	3,973,000	3,212,000
Depreciation, depletion and amortization	3,530,000	2,675,000
General and administrative expense	2,448,000	4,219,000
Exploration costs	51,000	418,000

	----------------	----------------
Total costs and expenses	15,792,000	14,867,000
	----------------	----------------
Income from operations	9,050,000	4,426,000

Interest expense	937,000	427,000
Gain on sale and exchange of assets	2,925,000	20,257,000
	----------------	----------------
Net income before income taxes	11,038,000	24,256,000

Provision for income taxes	4,429,000	9,702,000
	----------------	----------------
Net income	$6,609,000	$14,554,000
	==========	==========

Basic income per common share	$2.02	$4.32

Diluted income per common share	$1.64	$3.54

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation
Consolidated Statement of Stockholders' Equity
Nine Months Ended September 30, 2006
(unaudited)

					Accumulated
	Common Stock				Other
	Shares	Amount	Paid In Capital	Retained Earnings	Comprehensive Income/Loss	Treasury Stock	Total

Balance at December 31, 2005	7,694,970	$ 769,000	11,024,000	48,608,000	--	(20,665,000)	$ 39,736,000
Purchased 81,261 shares of common stock						(5,235,000)	(5,235,000)
Net income				15,907,000			15,907,000
Other comprehensive income, net of taxes					2,672,000		2,672,000
	-----------	-----------	-------------	---------------	--------------	---------------	---------------
Balance at September 30, 2006	7,694,970	$ 769,000	11,024,000	64,515,000	2,672,000	(25,900,000)	$ 53,080,000
	=======	=======	========	=========	=========	=========	=========

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation Consolidated Statements of Cash Flows Nine Months Ended September 30, 2006 and 2005 (unaudited)

	2006	2005
Cash flows from operating activities:
Net income	$15,907,000	$19,128,000
Adjustments to reconcile net income to net cash provided by
Operating activities:
Depreciation, depletion and amortization	13,703,000	8,808,000
Dry hole costs	510,000	271,000
Gain on sale of properties	(3,029,000)	(20,327,000)
Stock based compensation expense	1,313,000	--
Provision for deferred income taxes	8,064,000	8,193,000

Changes in assets and liabilities:
Accounts receivable	(7,322,000)	(2,431,000)
Due to related parties	281,000	646,000
Inventories	(1,458,000)	(3,310,000)
Prepaid expense and other assets	5,387,000	(346,000)
Accounts payable	(4,753,000)	7,478,000
Accrued liabilities	(1,228,000)	3,517,000
Due from related parties	549,000	--
	----------------	----------------
Net cash provided by operating activities:	27,924,000	21,627,000
	----------------	----------------
Cash flows from investing activities:
Capital expenditures, including dry hole expense	(72,408,000)	(40,948,000)
Proceeds from sale of property and equipment	3,029,000	46,400,000
	----------------	----------------
Net cash provided by (used in) investing activities	(69,379,000)	5,452,000
	----------------	----------------
Cash flows from financing activities:
Purchase of treasury stock	(5,235,000)	(3,693,000)
Proceeds from long-term bank debt	115,670,000	39,970,000
Repayment of long-term bank debt	(64,095,000)	(61,632,000)
	----------------	----------------
Net cash provided by(used in) financing activities	46,340,000	(25,355,000)
	----------------	----------------
Net increase (decrease) in cash and cash equivalents	4,885,000	1,724,000

Cash and cash equivalents at the beginning of the period	11,119,000	6,476,000
	----------------	----------------
Cash and cash equivalents at the end of the period	$16,004,000	$8,200,000
	==========	==========

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

September 30, 2006

(1) Interim Financial Statements:

The accompanying consolidated financial statements of PrimeEnergy Corporation, with the exception of the consolidated balance sheet at December 31, 2005, have not been audited by independent public accountants. In the opinion of management, the accompanying financial statements reflect all adjustments necessary to present fairly our financial position at September 30, 2006 and our income and cash flows for the nine months ended September 30, 2006 and 2005. All such adjustments are of a normal recurring nature. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation. The results for interim periods are not necessarily indicative of annual results.

Recently Issued Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140." SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers for Servicing of Financial Assets and Extinguishments of Liabilities," and also resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS No. 155 was issued to eliminate the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for in a similar fashion, regardless of the instruments form. The Company does not believe that its financial position, results of operations or cash flows will be impacted by SFAS No. 155 as the Company does not currently hold any hybrid financial instruments.

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS NO. 109, "Accounting for Income Taxes". FIN NO. 48 prescribes a two-step process for accounting for income tax uncertainties. First, a threshold condition of "more likely than not" should be met to determine whether any of the benefit of the uncertain tax position should be recognized in the financial statements. If the recognition threshold is met, FIN 48 provides additional guidance on measuring the amount of the uncertain tax position. Guidance is also provided regarding derecognition, classification, interest and penalties, interim period accounting, transition and disclosure of these uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact, if any, that FIN No. 48 may have on its financial position, results of operations and cash flows.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

September 30, 2006

(1) Interim Financial Statements: (continued)

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which establishes a formal framework for measuring fair values of assets and liabilities in financial statements that are already required by U.S. generally accepted accounting principles (GAAP) to be measured at fair value. SFAS No. 157 clarifies guidance in FASB Concepts Statement (CON) NO. 7 which discusses present value techniques in measuring fair value. Additional disclosures are also required for transactions measured at fair value. No new fair value measurements are prescribed, and SFAS No. 157 is intended to codify the several definitions of fair value included in various accounting standards. However, the application of this Statement may change current practices for certain companies. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating what impact SFAS No. 157 may have on its financial position, results of operations or cash flows.

In September 2006, the FASB issued No. 158, "Employers Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)." SFAS No. 158 requires recognition of the funded status of a benefit plan in the Company's balance sheet and the recognition through other comprehensive income of gains, losses, prior service costs and credits, net of tax, arising during the period but not included as a component of periodic benefit cost. In addition, the measurement date of plan assets and obligations must be the Company's balance sheet date. Additional disclosures in the notes to the financial statements will also be required and guidance is prescribed regarding the selection of discount rates to be used in measuring the benefit obligation. For public companies, the effective date of SFAS No. 158 is as of the end of the fiscal year ending after December 15, 2006. The effective date of new measurement date provision is for fiscal years ending after December 15, 2008. The Company does not believe that its financial position, results of operations or cash flows will be impacted by SFAS No. 158 as the Company does not currently have defined benefit pension or post retirement plans.

In September 2006, the SEC Staff issued Staff Accounting Bulletin (SAB) No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," in an effort to address diversity in the accounting practices of quantifying misstatements and the potential for improper amounts on the balance sheet. Prior to the issuance of SAB No. 108, the two methods used for quantifying the effects of financial statement errors were the "roll-over" and "iron curtain" methods. Under the "roll-over" method, the primary focus is the income statement, including the reversing effect of prior year misstatements. The criticism of this method is that misstatements can accumulate on the balance sheet. On the other hand, the "iron curtain" method focuses on the effect of correcting the ending balance sheet, with less importance on the reversing effects of prior year errors in the income statement. SAB No. 108 establishes a "dual approach" which requires the quantification

Notes to Consolidated Financial Statements

September 30, 2006

(1) Interim Financial Statements: (continued)

of the effect of financial statement errors on each financial statement, as well as related disclosures. Public companies are required to record the cumulative effect of initially adopting the "dual approach" method in the first year ending after November 16, 2006 by recording any necessary corrections to asset and liability balances with an offsetting adjustment to the opening balance of retained earnings. The use of this cumulative effect transition method also requires detailed disclosures of the nature and amount of each error being corrected and how and when they arose. The Company is currently evaluating the impact SAB No. 108 may have on its financial position, results of operations and cash flows.

(2) Significant Acquisitions, Dispositions and Property Activity

In August 2005 the Company completed a transaction involving its interests in certain offshore Gulf of Mexico properties effective April 1, 2005 (the "Partners transaction".) Prime Offshore L.L.C. (Prime Offshore), formerly, F-W Oil Exploration L.L.C., a subsidiary of the Company, entered into a limited partnership agreement (the "Partners

Agreement"), wherein Prime Offshore is the General Partner of FWOE Partners L.P. (Partners) formed for the acquisition, development and operation of oil and gas properties and pipelines, equipment, facilities and fixtures appurtenant thereto, in off-shore Gulf of Mexico (the "Properties"). Prior to entering into the Partners Agreement, Prime Offshore had distributed interests in the Properties to the minority shareholders of Prime Offshore and the Company purchased all of the outstanding shares of such minority shareholders for $250,000, resulting in the Company's 100% ownership of Prime Offshore.

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

In July 2005 the Company completed the sale of certain leasehold and exploration rights in prospects generated in the Company's onshore Texas 2-d Seismic Exploration Program in exchange for a cash payment of $3.5 million (the E2D transaction.)

As more fully described in Note 8, the Company is committed to offer to repurchase the interests of the partners and trust unit holders in certain of the Partnerships. The Company purchased such interests in an amount totaling $444,000 for the nine months ending September 30, 2006 and $1,217,416 for the year ending December 31, 2005. The Company's proportionate share of assets, liabilities and results of operations related to the interests in the Partnerships are included in the consolidated financial statements.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

September 30, 2006

(3) Restricted Cash and Cash Equivalents:

Restricted cash and cash equivalents include $2,837,000 and $1,797,000 at September 30, 2006 and December 31, 2005, respectively, of cash primarily pertaining to undistributed royalty payments. There were corresponding accounts payable recorded at September 30, 2006 and December 31, 2005 for these liabilities.

(4) Additional Balance Sheet Information

Certain balance sheet amounts are comprised of the following:

	September 30,	December 31,
	2006	2005
Accounts Receivable:
Joint Interest Billing	$11,230,000	$3,100,000
Trade Receivables	2,480,000	1,922,000
Oil and Gas Sales	8,489,000	9,926,000
Other	2,225,000	2,154,000
	---------------	----------------
	$24,424,000	$17,102,000
Less, Allowance for doubtful accounts	(605,000)	(605,000)
	--------------	----------------
	$23,819,000	$16,497,000
	=========	=========

Accounts Payable:
Trade	$27,603,000	$6,476,000
Royalty and other owners	7,182,000	7,310,000
Other	1,505,000	1,319,000
	----------------	----------------
Total	$36,290,000	$15,105,000
	=========	=========

Accrued Liabilities:
Payroll and benefits	$4,584,000	$1,632,000
Interest	290,000	342,000
Other	2,504,000	6,632,000
	----------------	----------------
Total	$7,378,000	$8,606,000
	=========	=========

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

September 30, 2006

(5) Property and Equipment:

Property and equipment at September 30, 2006 and December 31, 2005 consisted of the following:

	September 30,	December 31,
	2006	2005
Proved oil and gas properties, at cost	$209,565,000	$125,248,000
Unproved oil and gas properties, at cost	14,853,000	6,166,000
Less, accumulated depletion
and depreciation	(74,888,000)	(65,234,000)
	----------------	---------------
	$149,530,000	$66,180,000

Field service equipment and other	14,622,000	11,427,000
Less, accumulated depreciation	(8,106,000)	(7,461,000)
	----------------	---------------
	$6,516,000	$3,966,000
	----------------	---------------
Total net property and equipment	$156,046,000	$70,146,000
	=========	========

Total interest costs incurred during the first nine months of 2006 were $2,330,000. Of this amount, the Company capitalized $735,000. Capitalized interest is included as part of the cost of oil and gas properties. The capitalized rates are based upon the Company's weighted-average cost of borrowings used to finance the expenditures.

(6) Long-Term Bank Debt:

At September 30, 2006, the Company had $79.63 million outstanding under its revolving credit facilities. The Company maintains two separate facilities with its Lender, a $62 million facility which can be expanded to $162 million, secured by the Company's onshore oil and gas properties and field service equipment and a $28.5 million facility, which can be expanded to $80 million, maintained by the Company's subsidiary, Prime Offshore LLC, secured by certain offshore oil and gas properties. The available credit lines are subject to adjustment from time to time on the basis of the projected present value (as determined by the bank's petroleum engineer) of estimated cash flows from certain proved oil and gas reserves and assets of the company.

The onshore credit facility provides for interest on outstanding borrowings at the bank's base rate, payable monthly or at rates 2% over the London Inter-Bank Offered Rate (LIBO rate) payable at the end of the period, and the term of the facility expires in March 2009. The offshore credit facility provides for interest on outstanding borrowings at rates ranging from 0.5% to 1.5% above the bank's base rate, payable monthly or at rates ranging from 2% to 3.5% over the London Inter-Bank Offered Rate (LIBO rate) payable at the end of the period, and the term of the facility expires in July 2009. The agreements require the Company to maintain, as defined, a minimum current ratio, tangible net worth, debt coverage ratio and interest coverage ratio, and restrictions are placed on the payment of dividends and the amount of treasury stock the Company may purchase.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

September 30, 2006

(6) Long-Term Bank Debt continued:

The combined average interest rates paid on outstanding borrowings subject to interest at the bank's base rate and on outstanding borrowings bearing interest based upon the LIBO rate were 7.94% during the first nine months of 2006 as compared to 4.85% during the same period of 2005. Outstanding borrowings were $79,625,000 as of September 30, 2006 and $28,050,000 as of December 31, 2005.

(7) Other Long-Term Obligations and Commitments:

Operating Leases:

The Company has several non-cancelable operating leases, primarily for rental of office space, that have a term of more than one year.

Operating Leases
2006	123,000
2007	499,000
2008	451,000
2009	275,000
Thereafter	8,000
-----------------
Total minimum payments	$1,356,000
==========

Asset Retirement Obligation:

A reconciliation of our liability for plugging and abandonment costs for the nine months ended September 30, 2006 and the year ended December 31, 2005 is as follows:

	September 30, 2006	December 31, 2005
Asset retirement obligation beginning of period	$2,594,000	$390,000

Liabilities incurred	3,006,000	1,456,000
Liabilities settled	(192,000)	(116,000)
Accretion expense	68,000	80,000
Change in estimate	--	784,000
	---------------	---------------
Asset retirement obligation end of period	$5,476,000	$2,594,000
	========	=========

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

September 30, 2006

(7) Other Long-Term Obligations and Commitments (continued)

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

Field Equipment Commitments: As of September 30, 2006, the Company has a commitment to purchase certain field equipment requiring payment during the fourth quarter of 2006 totaling $686,000.

(8) Contingent Liabilities:

The Company, as managing general partner of the affiliated Partnerships, is responsible for all Partnership activities, including the drilling of development wells and the production and sale of oil and gas from productive wells. The Company also provides the administration, accounting and tax preparation work for the Partnerships, and is liable for all debts and liabilities of the affiliated Partnerships, to the extent that the assets of a given limited Partnership are not sufficient to satisfy its obligations. As of September 30, 2006, the affiliated Partnerships have established cash reserves in excess of their debts and liabilities and the Company believes these reserves will be sufficient to satisfy Partnership obligations.

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

September 30, 2006

(8) Contingent Liabilities: (continued)

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

(9) Stock Options and Other Compensation:

In May 1989, non-statutory stock options were granted by the Company to key executive officers for the purchase of shares of common stock. At September 30, 2006 and 2005, options on 767,500 were outstanding and exercisable at prices ranging from $1.00 to $1.25.

In January 2006, the company issued shares of one of its subsidiaries to two key executives. The Company recognized compensation expense of $1,313,000 reflecting the fair market value of the shares.

(10) Related Party Transactions:

PEMC acts as the managing general partner, providing administration, accounting and tax preparation services for the Partnerships. Certain directors have limited and general partnership interests in several of these Partnerships. As the managing general partner in each of the Partnerships, PEMC receives approximately 5% to 15% of the net revenues of each Partnership as a carried interest in the Partnerships' properties. As more fully described in Note 8, the Company is committed to offer to repurchase the interests of the partners and trust unit holders in certain of the Partnerships. The Company purchased such interests in an amount totaling $444,000 in the first nine months of 2006 and $604,333 in first nine months of 2005.

The Partnership agreements allow PEMC to receive reimbursement for property acquisition and development costs and general and administrative overhead, incurred on behalf of the Partnerships.

Due to related parties primarily represents receipts collected by the Company as agent, for oil and gas sales net of expenses. The amount of such receipts due the affiliated Partnerships was $1,579,000 and $1,432,000 at September 30, 2006 and December 31, 2005, respectively.

Receivables from related parties consist of reimbursable general and administrative costs, lease operating expenses and reimbursement for property development and related costs. Due from related parties was $704,000 at September 30, 2006 and $985,000 at December 31, 2005.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

September 30, 2006

(11) Derivative Instruments and Hedging Activity:

The Company periodically enters into derivative commodity instruments to hedge its exposure to price fluctuations on natural gas and crude oil production. At September 30, 2006, the Company had three cash flow hedges open: two natural gas price swap arrangements and one crude oil collar arrangement. At September 30, 2006, $4.4 million ($2.7 million, net of tax) unrealized gain was recorded in Accumulated Other Comprehensive Income, along with a $3.92 million short-term derivative receivable and a $494,000 long-term derivative receivable. The change in the fair value of derivatives designated as hedges that is effective is initially recorded to Accumulated Other Comprehensive Income. The ineffective portion, if any, of the change in the fair value of derivatives designated as hedges, and the change in fair value of all other derivatives, is recorded currently in earnings as a component of Natural Gas Production and Crude Oil and Condensate Revenue, as appropriate.

Assuming no change in commodity prices, after September 30, 2006, the Company would expect to reclassify to the Statement of Operations, over the next 12 months, $2.4 million in after-tax income associated with commodity hedges. This reclassification represents the net short-term receivable associated with open positions currently not reflected in earnings at September 30, 2006 related to anticipated 2007 and 2008 production.

During the first nine months of 2006, the Company entered into one new oil collar contract and two new natural gas swap contracts covering a portion of its 2007 and 2008 production. As of September 30, 2006, natural gas price swaps cover 3,080 Mmcf of production at a weighted average price of $9.11. The oil price three-way collar covers 206 Mbbl of production at a price of $65.00, a ceiling of $79.25 and a third-tier call of $100.

PrimeEnergy Corporation

September 30, 2006

(12) Income Per Share:

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential options had been converted to common stock. The following reconciles amounts reported in the financial statements:

	Nine Months Ended			Nine Months Ended
	September 30, 2006			September 30 , 2005

	Net Income	Number of	Per Share	Net	Number of	Per Share
		Shares	Amount	Income	Shares	Amount
Net income per
common share	$15,907,000	3,289,250	$4.84	$19,128,000	3,418,853	$5.59
Effect of dilutive
securities:
Options		755,880			748,730
	--------------	-------------	--------	-----------	-------------	--------
Diluted net income
per common share	$15,907,000	4,045,130	$3.93	$19,128,000	4,167,583	$4.59
	=========	=========	=====	=========	=========	=====

	Three Months Ended			Three Months Ended
	September 30, 2006			September 30, 2005

	Net Income	Number of	Per Share	Net	Number of	Per Share
		Shares	Amount	Income	Shares	Amount
Net income per
common share	$6,609,000	3,263,987	$2.02	$14,554,000	3,365,650	$4.32
Effect of dilutive
securities:
Options		755,880			748,390
	--------------	--------------	--------	--------------	--------------	--------
Diluted net income
per common share	$6,609,000	4,019,867	$1.64	$14,554,000	4,114,040	$3.54
	=========	========	=====	=========	========	=====

PrimeEnergy Corporation

September 30, 2006

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the financial statements of the Company and notes thereto. The Company's subsidiaries are defined in Note 1 of the financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow provided by operations for the nine month period ended September 30, 2006 was $27,924,000. The Company has the ability to supplement cash requirements with borrowings under credit agreements maintained with the Company's lender.

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

As of September 30, 2006, the Company had net capitalized costs related to oil and gas properties of $149.53 million, including $14.85 million of undeveloped properties. Additions during the first nine months of 2006 totaled $93 million.

We expect to continue to make significant capital expenditures over the next several years as part of our long-term growth strategy.

PrimeEnergy Corporation

September 30, 2006

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Our offshore exploration and development budget for 2006 is $100 million including facility construction and installation. As of September 2006, the Company has incurred costs of $79.1 million related to equipment and drilling operations in the Gulf of Mexico as part of our program to develop our offshore properties. Seven wells have been drilled and are in various stages of testing and completion. We have budgeted $20 million for onshore exploration and development in our core operating areas. The Company has expended approximately $12 million on forty-two wells drilled in these areas during the nine months ending September 30, 2006. The Company's net working interest in the majority of these wells is approximately 50%. Thirty-five of these wells are currently producing, two were dry holes and the remaining wells are in varying stages of completion.

The Company has in place both a stock repurchase program and a limited partnership interest repurchase program. Under these programs the Company expects to expend approximately $5 million in 2006. During the first nine months of 2006 the Company spent $444,000 to repurchase limited partnership interests from investors in its oil and gas partnerships and $5,235,000 to repurchase shares of its treasury stock.

The Company committed to purchase or refurbish field rigs throughout 2006 totaling $2.26 million. The remaining two are expected to be placed in service during the fourth quarter of 2006.

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

Effective September 30, 2006, the Company's consolidated borrowing base was increased to $90.5 million. As of September 30, 2006, $79.63 million was borrowed under the facility. The bank reviews the borrowing base semi-annually and, at their discretion, may decrease or propose an increase to the borrowing base relative to a redetermined estimate of proved oil and gas reserves. Our oil and gas properties are pledged as collateral for the line of credit and we are subject to certain financial covenants defined in the agreement. We are currently in compliance with these financial covenants defined in the agreements. If we do not comply with these covenants on a continuing basis, the lenders have the right to refuse to advance additional funds under the facility and/or declare all principal and interest immediately due and payable.

PrimeEnergy Corporation

September 30, 2006

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

RESULTS OF OPERATIONS

Revenues and net income during the nine and three month periods ended September 30, 2006, as compared to the same periods in 2005 reflect the increased oil and gas sales, presented below, offset by exploration costs and depreciation and depletion of oil and gas properties.

	Nine months Ended			Three Months Ended
	September 30,			September 30,
	------------------------------------------------------			-------------------------------------------------------
			Increase /			Increase /
	2006	2005	(Decrease)	2006	2005	(Decrease)

Barrels of Oil Produced	288,000	267,000	21,000	104,000	91,000	13,000
Average Price Received	$63.80	$51.61	12.19	$67.47	$59.63	$7.84
	---------------	---------------	--------------	---------------	---------------	--------------
Oil Revenue	$18,374,000	$13,780,000	$4,594,000	$7,017,000	$5,426,000	$1,591,000
	---------------	---------------	--------------	---------------	---------------	--------------
MCF of Gas Produced	4,318,000	3,599,000	719,000	1,492,000	1,088,000	494,000
Average Price Received	$7.02	$6.49	0.53	$6.69	$7.65	$(0.96)
	---------------	---------------	--------------	---------------	---------------	--------------
Gas Revenue	$30,292,000	$23,351,000	$ 6,941,000	$9,979,000	$8,324,000	$1,655,000
	---------------	---------------	--------------	---------------	---------------	--------------
Total Oil & Gas Revenue	$48,666,000	$37,131,000	$11,535,000	$16,996,000	$13,750,000	$3,246,000
	========	========	=========	========	========	=========

PrimeEnergy Corporation

September 30, 2006

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Field Service income and expense for the nine months of 2006 increased $4,144,000 and $2,393,600, respectively, compared to 2005. These increases reflect higher utilization of equipment combined with an upward trend in rates during 2005 and 2006.

Administrative overhead fees increased by $2,004,000 reflecting the COPAS escalation combined with fees related to the operation of properties owned by FWOE Partners L.P.

Depreciation, depletion and amortization expense increased to $10,821,000 in 2006 compared to $8,808,000 in 2005. This increase is related to the additional capital expended during 2005 and 2006 combined with increased production.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk on its line of credit, which has variable rates based upon the lender's base rate, as defined, and the London Inter-Bank Offered rate. Based on the weighted average balances outstanding during the first nine months of 2006, a hypothetical 2.5% increase in the applicable interest rates would have increased interest expense for the nine months ended September 30, 2006 by approximately $541,000.

PrimeEnergy Corporation

September 30, 2006

Derivative Instruments and Hedging Activity.

Our hedging strategy is designed to reduce the risk of price volatility for our production in the natural gas and crude oil markets. Our hedging arrangements apply to only a portion of our production and provide only partial price protection. These hedging arrangements limit the benefit to us of increases in prices, but offer protection in the event of price declines. Further, if our counterparties defaulted, this protection might be limited as we might not receive the benefits of the hedges. Please read the discussion below and note 11 of the Notes to Consolidated Financial Statements for a more detailed discussion of our hedging arrangements.

Hedges on Production Collars.

From time to time, we enter into natural gas and crude oil collar agreements with counterparties to hedge price risk associated with a portion of our production. These cash flow hedges are not held for trading purposes. Under the collar arrangements, if the index price rises above the ceiling price, we pay the counterparty. If the index price falls below the floor price, the counterparty pays us. In the case of a three-way collar if the index price rises above the third tier price, the counterparty pays us.

Hedges on Production Swaps.

From time to time, we enter into natural gas and crude oil swap agreements with counterparties to hedge price risk associated with a portion of our production. These cash flow hedges are not held for trading purposes. Under the swap agreements, if the index price rises above the swap price, we pay the counterparty. If the index falls below the swap price, the counterparty pays us.

At September 30, 2006, we had open crude oil price collar contracts covering our 2007 and 2008 production as follows:

	Crude Oil Price Collar
Contract Period	Volume In Mbbl	Weighted Average Price Floor/Ceiling/Third Tier (per Bbl)	Net Unrealized (Loss)/Gain (In thousands)

First Quarter 2007	39	$65/ $79.25/ $100.00
Second Quarter 2007	33	$65/ $79.25/ $100.00
Third Quarter 2007	28	$65/ $79.25/ $100.00
Fourth Quarter 2007	22	$65/ $79.25/ $100.00
Full Year 2007	122		$ --
			===
First Quarter 2008	23	$65/ $79.25/ $100.00
Second Quarter 2008	21	$65/ $79.25/ $100.00
Third Quarter 2008	20	$65/ $79.25/ $100.00
Fourth Quarter 2008	18	$65/ $79.25/ $100.00
Full Year 2008	82		$ --
			===

PrimeEnergy Corporation

September 30, 2006

At September 30, 2006, we had open natural gas price swap contracts covering our 2007 and 2008 production as follows:

	Natural Gas Price Swaps
Contract Period	Volume in Mmcf	Weighted Average Price (per Mcf)	Net Unrealized Gain (In thousands

First Quarter 2007	905	$10.25	$2,364
Second Quarter 2007	880	8.32	877
Third Quarter 2007	720	8.51	680
Fourth Quarter 2007	275	9.53	215
Full Year 2007	2,780	$ 9.12	$4,136
	====	=====	====
First Quarter 2008	75	$ 9.02	$ 36
Second Quarter 2008	75	9.02	113
Third Quarter 2008	75	9.02	97
Fourth Quarter 2008	75	9.02	33
Full Year 2008	300	$ 9.02	$ 279
	====	=====	===

We are exposed to market risk on these open contracts, to the extent of changes in market prices of natural gas and crude oil. However, the market risk exposure on these hedged contracts is generally offset by the gain or loss recognized upon the ultimate sale of the commodity that is hedged.

The preceding paragraphs contain forward-looking information concerning future production and projected gains and losses, which may be impacted both by production and by changes in future market prices of energy commodities. See "Forward-Looking Information" for further details.

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

 PrimeEnergy Corporation

September 30, 2006

Item 4. INTERNAL CONTROLS AND PROCEDURES.(continued)

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

Management is currently in the process of comprehensively documenting and further analyzing our system of internal control over financial reporting. We are in the process of designing enhanced processes and controls to address any issues identified through this review. We plan to continue this initiative as well as prepare for our first management report on internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, which may result in changes to our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.LEGAL PROCEEDINGS

From time to time, the Company is party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, management does not expect these matters to have a materially adverse effect on the financial position or results of operations of the Company.

Item 2.CHANGES IN SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2006, the Company purchased the following shares of common stock as treasury shares.

2006 Month	Number of Shares	Average Price Paid per share	Maximum Number of Shares that May Yet Be Purchased Under The Plan (1)
January	21,890	$ 49.23	154,994
February	1,503	53.15	153,491
March	1,243	62.10	152,248
April	--	--	152,248
May	9,362	$76.59	142,886
June	10,000	$70.00	132,886
July	10,041	$63.47	122,845
August	21,298	$69.68	101,547
September	5,924	$77.91	95,623
	-----------
Total/Average	81,261	$64.42
	======

(1) In December 1993, we announced that our board of directors authorized a stock repurchase program whereby we may purchase outstanding shares of our common stock from time-to-time, in open market transactions or negotiated sales. A total of 2,400,000 shares have been authorized, to date, under this program. Through September 30, 2006 a total of 2,304,377 under this program for $22,620,774 was repurchased at an average price of $9.82 per share. On November 10, 2006, the board of directors authorized the Company to repurchase up to an additional 300,000 shares of its Common Stock.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

PrimeEnergy Corporation

September 30, 2006

PART II - OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.OTHER INFORMATION

None

Item 6. EXHIBITS AND REPORTS ON FORM 8K

No reports on form 8K were filed by the Company during the nine months ended September 30, 2006.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PrimeEnergy Corporation
(Registrant)

November 14, 2006	/s/ Charles E. Drimal, Jr.
(Date)	------------------------------
Charles E. Drimal, Jr.
President
Principal Executive Officer

November 14, 2006	/s/ Beverly A. Cummings
(Date)	-------------------------------
Beverly A. Cummings
Executive Vice President
Principal Financial and Accounting Officer