Form 10-K
period 2006-12-31
PRIMEENERGY CORP
filed 2007-04-02
CIK 56868

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Yes ☐ No ☑
The aggregate market value of the voting stock of the Registrant held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of the last business day of the Registrant’s most recently completed second fiscal quarter, was $56,753,549.
The number of shares outstanding of each class of the Registrant’s Common Stock as of March 26, 2007, was: 3,194,731 shares, Common Stock, $0.10 par value,
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s proxy statement to be furnished to stockholders in connection with its Annual Meeting of Stockholders to be held in June, 2007, are incorporated by reference in Part III hereof.

PART I
	Item 1. BUSINESS	3
	Item 1A. RISK FACTORS	12
	Item 1B. UNRESOLVED STAFF COMMENTS	16
	Item 2. PROPERTIES	16
	Item 3. LEGAL PROCEEDINGS	19
	Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	19
PART II
	Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	20
	Item 6. SELECTED FINANCIAL DATA	21
	Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	21
	Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	25
	Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	27
	Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	27
	Item 9A. CONTROLS AND PROCEDURES	27
	Item 9B. OTHER INFORMATION	27
PART III
	Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	28
	Item 11. EXECUTIVE COMPENSATION	28
	Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	28
	Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE	28
	Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	28
PART IV
	Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	29
SIGNATURES		32
First Amendment to the 401(k) Savings Plan
Amended and Restated Credit Agreement
Letter Regarding Amended and Restated Credit Agreement
Amended and Restated Security Agreement
Amended and Restated Security Agreement (Membership Pledge)
Amended and Restated Security Agreement
Amended and Restated Security Agreement
Security Agreement
Amended and Restated Security Agreement
Amended and Restated Security Agreement
Credit Agreement - PrimeEnergy Corporation
Credit Agreement - Guaranty Bank, FSB
Subordination Agreement
Security Agreement
Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production
Pledge Agreement
Completion and Liquidity Maintenance Agreement
Put Right Agreement
Code of Business Conduct and Ethics
Subsidiaries
Consent of Ryder Scott & Company L.P.
Certification of CEO Pursuant to Rule 13(a)-14(a)/15d-14(a)
Certification of CFO Pursuant to Rule 13(a)-14(a)/15d-14(a)
Certification of CEO Pursuant to Section 1350
Certification of CFO Pursuant to Section 1350

PrimeEnergy Corporation
FORM 10-K ANNUAL REPORT
For the Fiscal Year Ended
December 31, 2006
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
     As of December 31, 2006, the Company had net capitalized costs related to oil and gas properties of $289 million, including $5 million of undeveloped properties. Total expenditures for the acquisition, exploration and development of the Company’s properties during 2006 were $160 million of which $1.2 million related to exploration costs expensed during 2006. Proved reserves as of December 31, 2006, were 94 BCFe of gas which consisted of 96% proved developed reserves and 4% proved undeveloped reserves.

     Our offshore exploration and development budget for 2007 is $40 million including facility construction and installation. As of March, 2007, the Company has spent approximately $22 million drilling, completing and equipping wells in the Gulf of Mexico as part of our program to develop our offshore properties. We have budgeted $20 million for onshore exploration and development in our core operating areas. As of March, 2007, the Company has committed approximately $7.2 million on wells in these areas that have been spudded since January 1, 2007.
Significant 2006 activity
     During 2006, we participated in drilling a total of 75 gross wells, 74 successful wells and 1 dry hole. Offshore wells totaled 12, West Texas wells totaled 41 and the remaining wells were drilled either in our core operating areas or under joint operating agreements where we are not the operator. All of the successful onshore wells and 4 of the offshore wells are currently producing. The remaining offshore wells have successfully tested gas production and the Company is currently completing construction of pipelines and production facilities and expects to commence production during the second quarter of 2007.
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
     Summaries of the Company’s oil and gas drilling activities, oil and gas production, and undeveloped leasehold, mineral and royalty interests are set forth under Item 2., “Properties,” below. Summaries of the Company’s oil and gas reserves, future net revenue and present value of future net revenue are also set forth under Item 2., “Properties — Reserves” below.
Well Operations
     The Company’s operations are conducted through a central office in Houston, Texas, and district offices in Houston and Midland, Texas, Oklahoma City, Oklahoma, and Charleston, West Virginia. The Company currently operates 1,545 oil and gas wells, 414 through the Houston office, 188 through the Midland office, 446 through the Oklahoma City office and 497 through the Charleston, West Virginia office. Substantially all of the wells operated by the Company are wells in which the Company has an interest.

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
     PEMC, as managing general partner of the Partnerships and managing trustee of the Trusts, is responsible for all Partnership and Trust activities, the drilling of development wells and the production and sale of oil and gas from productive wells. PEMC also provides administration, accounting and tax preparation for the Partnerships and Trusts. PEMC is liable for all debts and liabilities of the Partnerships and Trusts, to the extent that the assets of a given limited partnership or trust are not sufficient to satisfy its obligations. The Company stopped sponsoring partnerships and trusts in 1992. Today there are only 18 partnerships and two trusts remaining. The aggregate number of limited partners in the Partnerships and beneficial owners of the Trusts now administered by PEMC is approximately 3,775. This number, as well as the number of remaining partnerships noted above, has decreased in recent years as the Company continues to buy back limited partner interests.
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

Oil Purchasers:
Texon Distributing L.P.	36%
Plains All American Inc.	38%
TEPPCO Crude Oil, L.L.C.	11%

Gas Purchasers:
Unimark LLC	25%
Cokinos Energy Corporation	23%
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

Employees
     At March 2007, the Company had 229 full-time and 14 part-time employees, 21 of whom were employed by the Company at its principal offices in Stamford, Connecticut, 28 in Houston, Texas, at the offices of Prime Operating Company, Eastern Oil Well Service Company, EOWS Midland Company and Prime Offshore L.L.C., and 194 employees who were primarily involved in the district operations of the Company in Houston and Midland, Texas, Oklahoma City, Oklahoma and Charleston, West Virginia.
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
     Prices for natural gas and oil are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for natural gas and oil, market uncertainty and a variety of additional factors that are beyond our control. These factors include:
–	the level of consumer product demand;

–	weather conditions;

–	political conditions in natural gas and oil producing regions, including the Middle East;

–	the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

–	the price of foreign imports;

–	actions of governmental authorities;

–	pipeline capacity constraints;

–	inventory storage levels;

–	domestic and foreign governmental regulations;

–	the price, availability and acceptance of alternative fuels; and

–	overall economic conditions
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
     Our growth is materially dependent upon the success of our drilling program. Drilling for natural gas and oil involves numerous risks, including the risk that no commercially productive natural gas or oil reservoirs will be encountered. The cost of drilling, completing and operating wells is substantial and uncertain, and drilling operations may be curtailed, delayed or cancelled as a result of a variety of factors beyond our control, including:
–	unexpected drilling conditions, pressure or irregularities in formations;

–	equipment failures or accidents;

–	adverse weather conditions;

–	compliance with governmental requirements; and

–	shortages or delays in the availability of drilling rigs or crews and the delivery of equipment.
     Our future drilling activities may not be successful and, if unsuccessful, such failure will have an adverse effect on our future results of operations and financial condition. Our overall drilling success rate or our drilling success rate for activity within a particular geographic area may decline. We may ultimately not be able to lease or drill identified or budgeted prospects within our expected time frame, or at all. We may not be able to lease or drill a particular prospect because, in some cases, we identify a prospect or drilling location before seeking an option or lease rights in the prospect or location. Similarly, our drilling schedule may vary from our capital budget. The final determination with respect to the drilling of any scheduled or budgeted wells will be dependent on a number of factors, including:
–	the results of exploration efforts and the acquisition, review and analysis of the seismic data;

–	the availability of sufficient capital resources to us and the other participants for the drilling of the prospects;

–	the approval of the prospects by other participants after additional data has been compiled;

–	economic and industry conditions at the time of drilling, including prevailing and anticipated prices for natural gas and oil and the availability of drilling rigs and crews;

–	our financial resources and results; and

–	the availability of leases and permits on reasonable terms for the prospects.
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
–	the quality and quantity of available data;

–	the interpretation of that data

–	the accuracy of various mandated economic assumptions; and

–	the judgment of the persons preparing the estimate.
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
We face a variety of hazards and risks that could cause substantial financial losses.
     Our business involves a variety of operating risks, including:
–	blowouts, cratering and explosions;

–	mechanical problems;

–	uncontrolled flows of natural gas, oil or well fluids;

–	formations with abnormal pressures;

–	pollution and other environmental risks; and

–	natural disasters.
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

     The following table sets forth the exploratory and development drilling experience with respect to wells in which the Company participated during the five years ended December 31, 2006.

	2006		2005		2004		2003		2002
	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Exploratory:
Oil	—	—	1	.500	2	.400	—	—	1	1.000
Gas	5	3.750	11	3.510	10	2.850	4	1.565	1	.250
Dry	1	.400	1	1.000	4	1.594	6	1.400	4	2.500
Development:
Oil	41	22.141	17	8.500	—	—	6	2.561	2	1.250
Gas	28	11.664	15	7.790	7	3.993	8	4.478	10	7.590
Dry	—	—	4	2.410	2	1.594	1	.500	6	5.300
Total:
Oil	41	22.141	18	9.000	2	.400	6	2.560	3	2.250
Gas	33	15.414	26	11.300	17	6.843	12	6.042	11	7.840
Dry	1	.400	5	3.410	6	2.722	7	1.900	10	7.800

	75	37.955	49	23.710	25	9.965	25	10.504	24	17.890

Oil and Gas Production
     As of December 31, 2006, the Company had ownership interests in the following numbers of gross and net producing oil and gas wells and gross and net producing acres (1).

	Gross	Net
Producing wells (1)
Oil Wells	842	264.70
Gas Wells	1,177	386.51
Producing Acres	294,568.05	90,810.59

(1)	A gross well or gross acre is a well or an acre in which a working interest is owned. A net well or net is the sum of the fractional revenue interests owned in gross wells or gross acres. Wells are classified by their primary product. Some wells produce both oil and gas.
     The following table shows the Company’s net production of crude oil and natural gas for each of the five years ended December 31, 2006. “Net” production is net after royalty interests of others are deducted and is determined by multiplying the gross production volume of properties in which the Company has an interest by percentage of the leasehold, mineral or royalty interest owned by the Company.

	2006	2005	2004	2003	2002
Oil (barrels)	379,000	361,000	371,000	370,000	321,000
Gas (Mcf)	5,695,000	4,758,000	5,138,000	3,991,000	3,540,000
     The following table sets forth the Company’s average sales price per barrel of crude oil and average sales prices per one thousand cubic feet (“Mcf”) of gas, together with the Company’s average production costs per unit of production for the five years ended December 31, 2006.

	2006	2005	2004	2003	2002
Average sales price per barrel	$61.47	$52.91	40.45	28.90	23.37
Average sales price Per Mcf	$6.78	$7.33	5.64	4.80	3.06
Average production costs per net equivalent barrel (1)	$15.84	$16.10	12.17	12.42	11.80

(1)	Net equivalent barrels are computed at a rate of 6 Mcf per barrel.

Undeveloped Acreage
     The following table sets forth the approximate gross and net undeveloped acreage in which the Company has leasehold, mineral and royalty interests as of December 31, 2006. “Undeveloped acreage” is that acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves.

	Leasehold		Mineral		Royalty
	Interests		Interests		Interests
	Gross	Net	Gross	Net	Gross	Net
State	Acres	Acres	Acres	Acres	Acres	Acres
Colorado			799	23
Gulf of Mexico	130,316	74,573
Montana			13,984	59	786	5
Nebraska			2,553	331
North Dakota			640	1
Oklahoma	6,118	3,765	320	1
Texas	13,470	6,828	680	16
New Mexico	188	62
Wyoming	1,000	125	5,043	35	140	35

TOTAL	151,092	85,353	24,019	466	926	40

Reserves
     The Company’s interests in proved developed and undeveloped oil and gas properties have been evaluated by Ryder Scott Company, L.P. for each of the five years ended December 31, 2006. All of the Company’s reserves are located within the continental United States. The following table summarizes the Company’s oil and gas reserves at each of the respective dates (figures rounded):

	Reserve Category
	Proved Developed		Proved Undeveloped		Total
As of	Oil	Gas	Oil	Gas	Oil	Gas
12-31	(bbls)	(Mcf)	(bbls)	(Mcf)	(bbls)	(Mcf)
2002	2,319,000	29,917,000	—	—	2,319,000	29,917,000
2003	2,865,000	34,045,000	40,000	4,960,000	2,905,000	39,005,000
2004	2,926,000	37,728,000	6,000	7,142,000	2,932,000	44,870,000
2005	3,504,000	43,976,000	183,000	968,000	3,687,000	44,944,000
2006	4,009,000	66,754,000	219,000	2,479,000	4,228,000	69,233,000
     The estimated future net revenue (using current prices and costs as of those dates:) and the present value of future net revenue (at a 10% discount for estimated timing of cash flow) for the Company’s proved developed and proved undeveloped oil and gas reserves at the end of each of the five years ended December 31, 2006, are summarized as follows (figures rounded):

	Proved Developed		Proved Undeveloped		Total
		Present Value		Present Value 10		Present Value 10	Present Value 10	Standardized
As of	Future Net	Of Future	Future Net	Of Future	Future Net	Of Future	Of Future	Measure of
12-31	Revenue	Net Revenue	Revenue	Net Revenue	Revenue	Net Revenue	Income Taxes	Discounted Cash flow
2002	$97,600,000	56,855,000	—	—	97,600,000	56,855,000	14,079,000	42,776,000
2003	$141,194,000	85,695,000	22,891,000	17,401,000	164,085,000	103,096,000	29,844,000	73,252,000
2004	$177,916,000	107,116,000	33,484,000	26,796,000	211,400,000	133,912,000	39,501,000	94,411,000
2005	$349,816,000	201,883,000	12,510,000	6,663,000	362,326,000	208,546,000	63,067,000	145,479,000
2006	$360,665,000	242,216,000	13,836,000	7,077,000	374,501,000	249,293,000	50,670,000	198,623,000

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
     The spot price for gas at December 31, 2006 and 2005, was $5.62 and $10.05 per MMBTU, respectively. The range of spot prices during the year 2006 was a low of $3.66 and a high of $9.95 and the average was $6.76. The range during the first quarter of 2007 has been from $5.50 to $8.98, with an average of $7.27. The recent futures market prices have traded above $6.72 per MMBTU.
     The NYMEX price for oil at December 31, 2006 and 2005, was $61.06 and $61.04 per barrel, respectively. The range of NYMEX prices during the year 2006 was a low of $56.26 and a high of $77.03 and the average was $66.14. The range during the first quarter of 2007 has been from $50.48 to $62.91, with an average of $57.93. The recent futures market prices have fluctuated around $62.00.
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
     Since January 1, 2007, the Company has not filed any estimates of its oil and gas reserves with, nor were any such estimates included in any reports to, any federal authority or agency, other than the Securities and Exchange Commission, except Form EIA-23, Annual Survey of Domestic Oil and Gas Reserves, filed with The Energy Information Administration of the U.S. Department of Energy.
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
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     No matters were submitted during the fourth quarter of the fiscal year ended December 31, 2006, to a vote of the Company’s security-holders through the solicitation of proxies or otherwise.

PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
     The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that PrimeEnergy Corporation specifically incorporates it by reference into such filing.
     The following graph illustrates the yearly percentage change in the cumulative stockholder return on our common stock, compared with the cumulative total return on The Nasdaq Stock Market (U.S. Companies) Index and the Nasdaq Stocks — Crude Petroleum and Natural Gas Index, for the five years ended December 31, 2006.
Comparison of Five Year Cumulative Total Return
PrimeEnergy Corporation Stock Price vs. NASDAQ AND NASDAQ E&P INDICES
Value of Investment of $100 on December 31, 2001

As of December 31	2001	2002	2003	2004	2005	2006

PrimeEnergy Corporation	$100.0	$100.5	$183.5	$262.2	$645.7	$810.3
NASDAQ Market Index	100.0	69.1	103.4	112.5	114.9	126.2
Peer Group Index	100.0	99.3	175.4	272.2	420.0	468.5
     The Company’s Common Stock is traded in the NASDAQ Stock Market, trading symbol “PNRG”. The high and low bid quotations for each quarterly period during the two years ended December 31, 2006, were as follows:

2006	High	Low	2005	High	Low
First Quarter	$83.42	$48.83	First Quarter	$22.99	$19.50
Second Quarter	$86.75	$66.35	Second Quarter	$47.09	$19.77
Third Quarter	$81.26	$59.09	Third Quarter	$52.49	$28.12
Fourth Quarter	$72.98	$64.05	Fourth Quarter	$52.52	$36.00
     The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.
     The number of record holders of the Company’s Common Stock as of March 15, 2007, was 858.
     No dividends have been declared or paid during the past two years on the Company’s Common Stock. Provisions of the Company’s line of credit agreement restrict the Company’s ability to pay dividends. Such dividends may be declared out of funds legally available therefore, when and as declared by the Company’s Board of Directors.

Issuer Purchases of Equity Securities
     In December 1993, we announced that our Board of Directors authorized a stock repurchase program whereby we may purchase outstanding shares of our Common Stock from time-to-time, in open market transactions or negotiated sales. A total of 2,400,000 shares have been authorized, to date, under this program. On November 10, 2006, the board of Directors authorized the Company to purchase up to an additional 300,000 shares of its Common Stock. Through December 31, 2006, we repurchased a total of 2,334,106 shares under this program for $24,699,359 at an average price of $10.58 per share. Additional purchases of shares may occur as market conditions warrant. We expect future purchases will be funded with internally generated cash flow or from working capital.

			Maximum Number of
			Shares that May Yet
	Number of	Average Price Paid	Be Purchased Under The
2006 Month	Shares	per share	Program
January	21,890	49.74	154,994
February	1,503	56.80	153,491
March	1,243	61.97	152,248
April	—	—	152,248
May	9,362	75.79	142,886
June	10,000	70.00	132,886
July	10,041	63.98	122,845
August	21,298	69.00	101,547
September	5,924	77.74	95,623
October	18,832	70.02	376,791
November	7,313	69.18	369,478
December	3,584	67.65	365,894

Total/Average/Remainder	110,990	65.89

Item 6. SELECTED FINANCIAL DATA
     The following table summarizes certain selected financial data to highlight significant trends in the Company’s financial condition and results of operations for the periods indicated. The selected financial data should be read in conjunction with the Financial Statements and related notes included elsewhere in this Report.

	2006	2005	2004	2003	2002
Revenues	$92,419,000	$75,946,000	62,428,000	46,719,000	34,186,000
Income from operations	$27,584,000	$22,151,000	11,359,000	8,047,000	2,168,000
Net income	$18,300,000	$25,955,000	7,275,000	5,702,000	1,757,000
Income per common share	$5.52	$7.64	2.04	1.56	0.47
Diluted net income per common share	$4.50	$6.27	1.70	1.31	0.40
Total assets	$291,572,000	$109,383,000	69,926,000	58,255,000	44,887,000
Long-term obligations	$168,141,000	$44,126,000	30,290,000	26,925,000	23,734,000
Cash dividends	None	None	None	None	None
Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This discussion should be read in conjunction with the financial statements of the Company and notes thereto. The Company’s subsidiaries are defined in Note 1 of the financial statements.
Liquidity And Capital Resources:
     Cash flow provided by operations for the year ended December 31, 2006, was $31.9 million, compared to $18.6 million in the prior year. The change reflects the increase in oil and gas prices throughout the entire year, combined with changes in our working capital accounts. We expect sufficient cash flow to be provided by operations during

2007 because of higher projected production from new properties, combined with oil and gas prices consistent with 2006 and steady operating, general and administrative, interest and financing costs.
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
     We expect to continue to make significant capital expenditures over the next several years as part of our long-term growth strategy. We have budgeted $60 million for capital expenditures in 2007. We project that we will spend $40 million in the Gulf of Mexico and $20 million on onshore wells.
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
     The Company has in place both a stock repurchase program and a limited partnership interest repurchase program. Spending under these programs in 2006 was $7.8 million. The Company expects to expend a similar amount in 2007.
     The Company currently maintains two credit facilities totaling $360 million, with a combined current borrowing base of $156.5 million. The bank reviews the borrowing base semi-annually and, at their discretion, may decrease or propose an increase to the borrowing base relative to a redetermined estimate of proved oil and gas reserves. Our oil and gas properties are pledged as collateral for the line of credit and we are subject to certain financial covenants defined in the agreement. We are currently in compliance with these financial covenants. If we do not comply with these covenants on a continuing basis, the lenders have the right to refuse to advance additional funds under the facility and/or declare all principal and interest immediately due and payable.
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
Results of Operations:
     2006 as compared to 2005
     The Company had net income of $18,300,000 in 2006 as compared to $25,955,000 in 2005.
     Oil and gas sales were $61,924,000 in 2006 as compared to $53,988,000 in 2005. A chart summarizing oil and gas production and revenue is presented below.

	2006	2005	Increase (Decrease)
Barrels of Oil Produced	379,000	361,000	18,000
Average Price Received (rounded)	$61.47	$52.91	$8.56

Oil Revenue	$23,300,000	$19,100,000	$4,200,000

Mcf of Gas Produced	5,695,000	4,758,000	937,000
Average Price Received (rounded)	$6.78	$7.33	$(0.55)

Gas Revenue	$38,625,000	$34,888,000	$3,737,000

Total Oil & Gas Revenue	$61,924,000	$53,988,000	$7,936,000

     Changes in Production are due to additional production from properties added during late 2005 and throughout 2006.
     Field Service Income increased to $20,319,000 in 2006 from $15,182,000 in 2005. This increase reflects higher utilization of equipment during 2006 combined with rate increases.
     Lease operating expenses increased by 12% to $21,040,000 in 2006 as compared to $18,753,000 in 2005. The difference is attributable to costs on properties added during late 2005 and throughout 2006 and repairs made to marginal wells currently economic due to higher product price levels. This increase also reflects the overall price increase in oil field services.
     General and administrative expenses increased to $12,400,000 in 2006 as compared to $10,493,000 in 2005, reflecting the increased ownership of the Partnerships combined with reduced reimbursements from the Partnerships and increases in personnel costs and professional fees. The $1,907,000 increase includes $1,313,000 representing the fair market value of subsidiary stock issued to two key executives.
     Depreciation and depletion of oil and gas properties increased to $14,437,000 in 2006 from $10,125,000 in 2005. This increase reflects the increased production and cost basis of the Company’s properties.
     Exploration costs of $1,162,000 were incurred during 2006. These costs include $588,000 related to the drilling of unsuccessful exploratory wells and $573,655 of certain geological, geophysical and seismic costs.
     Interest expense increased to $2,091,000 in 2006 from $1,531,000 in 2005 due to increased average outstanding debt combined with increased interest rates. The average interest rates paid on outstanding borrowings subject to interest during 2006 and 2005 were 8.80% and 5.35% respectively. As of December 31, 2006 and 2005, the total outstanding borrowings were $136,460,000 and $28,050,000, respectively.
     Income tax expense of $10,210,000 in 2006 represents a 36% effective rate as compared to the effective rate of 37% in 2005. At higher rates of income, the Company’s percentage depletion deductions, which are currently its only major permanent difference, become less significant as a percentage of income. Current tax benefit in 2006 was $1,348,000 with the remainder being attributable to an increase in the Company’s deferred tax liability.
     The primary reason that the Company’s current federal tax expense for 2006 is below the statutory rate is that the Company is allowed to deduct currently, rather than capitalize, intangible drilling costs as incurred. The current deduction of these costs, which are capitalized for financial accounting purposes, is also the primary reason for the increase in the Company’s deferred tax liability between 2006 and 2005.
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
     Field Service Revenue increased to $15,182,000 in 2005 from $11,965,000 in 2004. This increase reflects higher utilization of equipment during 2005 combined with rate increases.
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
Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     The Company is exposed to interest rate risk on its line of credit, which has variable rates based upon the lenders base rate, as defined, and the London Inter-Bank Offered rate. Based on the balance outstanding at December 31, 2006, a hypothetical 2.5% increase in the applicable interest rates would increase interest expense by approximately $1,285,000.
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
Hedges on Production – Collars.
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

Hedges on Production – Swaps.
From time to time, we enter into natural gas and crude oil swap agreements with counterparties to hedge price risk associated with a portion of our production. These cash flow hedges are not held for trading purposes. Under the swap agreements, if the index price rises above the swap price, we pay the counterparty. If the index falls below the swap price, the counterparty pays us.
     At December 31, we had open crude oil price collar contracts covering our 2007 and 2008 production as follows:

		Crude Oil Price Collar
	Volume	Weighted Average Price	Net Unrealized
	In	Floor/Ceiling/Third Tier	(Loss)/Gain
Contract Period	Mbbl	(per Bbl)	(In thousands)
First Quarter 2007	39	$65/ $79.25/ $100.00
Second Quarter 2007	33	$65/ $79.25/ $100.00
Third Quarter 2007	28	$65/ $79.25/ $100.00
Fourth Quarter 2007	22	$65/ $79.25/ $100.00

Full Year 2007	122		$173,000

First Quarter 2008	23	$65/ $79.25/ $100.00
Second Quarter 2008	21	$65/ $79.25/ $100.00
Third Quarter 2008	20	$65/ $79.25/ $100.00
Fourth Quarter 2008	18	$65/ $79.25/ $100.00

Full Year 2008	82		$—

     At December 31, 2006, we had open natural gas price swap contracts covering our 2007 and 2008 production as follows:

	Natural Gas Price Swaps
			Net Unrealized
	Volume	Weighted Average	Gain
Contract Period	in Mmcf	Price (per Mcf)	(In thousands
First Quarter 2007	905	$10.25	$3,393
Second Quarter 2007	880	8.32	1,287
Third Quarter 2007	720	8.51	955
Fourth Quarter 2007	275	9.53	276

Full Year 2007	2,780	$9.12	$5,911

First Quarter 2008	75	$9.02	$43
Second Quarter 2008	75	9.02	101
Third Quarter 2008	75	9.02	85
Fourth Quarter 2008	75	9.02	27

Full Year 2008	300	$9.02	$256

     We are exposed to market risk on these open contracts, to the extent of changes in market prices of natural gas and crude oil. However, the market risk exposure on these hedged contracts is generally offset by the gain or loss recognized upon the ultimate sale of the commodity that is hedged.

     The preceding paragraphs contain forward-looking information concerning future production and projected gains and losses, which may be impacted both by production and by changes in future market prices of energy commodities. See “Forward-Looking Information” for further details.
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
Item 9B. OTHER INFORMATION.
     None.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
     Information relating to the Company’s Directors, nominees for Directors and executive officers is included in the Company’s definitive proxy statement relating to the Company’s Annual Meeting of Stockholders to be held in June, 2007, which will be filed with the U.S. Securities and Exchange Commission within 120 days of December 31, 2006, and which is incorporated herein by reference.
Item 11. EXECUTIVE COMPENSATION.
     Information relating to executive compensation is included in the Company’s definitive proxy statement relating to the Company’s Annual Meeting of Stockholders to be held in June, 2007, which will be filed with the U. S. Securities and Exchange Commission within 120 days of December 31, 2006, and which is incorporated herein by reference.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     Information relating to security ownership of certain beneficial owners and management is included in the Company’s definitive proxy statement relating to the Company’s Annual Meeting of Stockholders to be held in June, 2007, which will be filed with the U. S. Securities and Exchange Commission within 120 days of December 31, 2006, and which is incorporated herein by reference.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
     Information relating to certain transactions by Directors and executive officers of the Company is included in the Company’s definitive proxy statement relating to the Company’s Annual Meeting of Stockholders to be held in June, 2007, which will be filed with the U. S. Securities and Exchange Commission within 120 days of December 31, 2006, and which is incorporated herein by reference.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
     Information relating to principal accountant fees and services is included in the Company’s definitive proxy statement relating to the Company’s Annual Meeting of Stockholders to be held in June, 2007, which will be filed with the U. S. Securities and Exchange Commission within 120 days of December 31, 2006, and which is incorporated herein by reference.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
     The following documents are filed as part of this Report:
     1. Financial statements (Index to Financial Statements at page F-1 of this Report)
     2. Financial Statement Schedules (Index to Financial Statements – Supplementary Information at page F-1 of this Report)
     3. Exhibits:

3.1	Restated Certificate of Incorporation of PrimeEnergy Corporation (Incorporated by reference to Exhibit 3.1 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2004)

3.2	Bylaws of PrimeEnergy Corporation (Incorporated by reference to Exhibit 3.2 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2004)

10.3.1	Adoption Agreement #003 dated 4/23/2002, MassMutual Life Insurance Company Flexinvest Prototype Non-Standardized 401(k) Profit-Sharing Plan; EGTRRA Amendment to the PrimeEnergy employees 401(k) Savings Plan; MassMutual Retirement Services Flexinvest Defined Contribution Prototype Plan; Protected Benefit Addendum; Addendum to the Administrative Services Agreement Loan Agreement; Addendum to Administrative Services Agreement GUST Restatement Provisions; General Trust Agreement (Incorporated by reference to Exhibit 10.3.1 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2002) (1)

10.3.2	First Amendment to the PrimeEnergy Corporation Employees 401(k) Savings Plan (filed herewith)

10.4	Amended and Restated Agreement of Limited Partnership, FWOE Partners L.P., dated as of August 22, 2005 (Incorporated by reference to Exhibit 10.3 of PrimeEnergy Corporation Form 8-K for events of August 22, 2005)

10.4.1	Contribution Agreement between F-W Oil Exploration L.L.C. and FWOE Partners L.P. dated as of August 22, 2005 (Incorporated by reference to exhibit 10.4 of PrimeEnergy Corporation Form 8-K for events of August 22, 2005)

10.18	Composite copy of Non-Statutory Option Agreements (Incorporated by reference to Exhibit 10.18 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2004) (1)

10.22.5	Amended and Restated Credit Agreement among PrimeEnergy Corporation, PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, EOWS Midland Company and Guaranty Bank, FSB as Agent and Letter of Credit Issuer and BNP Paribas, as Co-Documentation Agent and JPMorgan Chase Bank, N.A., as Co-Documentation Agent and the Lenders Signatory hereto, December 28, 2006 (filed herewith)

10.22.5.1	Letter from BNP Paribas regarding Amended and Restated Credit Agreement effective as of December 28, 2006, among PrimeEnergy Corporation, et al, and Guaranty Bank, FSB (filed herewith)

10.23.2	Amended and Restated Security Agreement between PrimeEnergy Corporation, PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, EOWS Midland Company, (debtor) and Guaranty Bank, FSB as Agent (secured party) December 28, 2006 (filed herewith)

10.23.3	Amended and Restated Security Agreement (Membership Pledge) by PrimeEnergy Corporation in favor of Guaranty Bank, FSB as Agent December 28, 2006 (filed herewith)

10.23.4	Amended and Restated Security Agreement between PrimeEnergy Corporation, PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, EOWS Midland Company, (debtor) and Guaranty Bank, FSB as Agent (secured party) December 28, 2006 (filed herewith)

10.23.5	Amended and Restated Security Agreement between Eastern Oil Well Service Company, EOWS Midland Company,(debtor) and Guaranty Bank, FSB as Agent (secured party) December 28, 2006 (filed herewith)

10.23.6	Security Agreement between Eastern Oil Well Service Company, EOWS Midland Company,(debtor) and Guaranty Bank, FSB as Agent (secured party) December 28, 2006 (filed herewith)

10.23.7	Amended and Restated Security Agreement between Southwest Oilfield Construction Company, (debtor) and Guaranty Bank, FSB as Agent (secured party) December 28, 2006 (filed herewith)

10.23.8	Amended and Restated Security Agreement effective between EOWS Midland Company, (debtor) and Guaranty Bank, FSB as Agent (secured party) December 28, 2006 (filed herewith)

10.25	Credit Agreement dated as of June 1, 2006 (but effective for all purposes as of August 22, 2005), between Prime Offshore L.L.C. as Borrower and PrimeEnergy Corporation as Lender (filed herewith)

10.26	Credit Agreement dated June 29, 2006 between Prime Offshore L.L.C. and Guaranty Bank, FSB as Agent and a Lender (filed herewith)

10.26.1	Subordination Agreement effective as of June 29, 2006, between Prime Offshore L.L.C., PrimeEnergy Corporation, and Guaranty Bank, FSB (filed herewith)

10.27	Security Agreement effective June 29, 2006 between Prime Offshore L.L.C., and Guaranty Bank, FSB (debtor) and Guaranty Bank, FSB as Agent (secured party) (filed herewith)

10.27.1	Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production effective as of June 29, 2006, from Prime Offshore L.L.C. and Guaranty Bank, FSB (filed herewith)

10.27.2	Pledge Agreement as of June 29, 2006, between Guaranty Bank, FSB and Prime Offshore L.L.C. (filed herewith)

10.28	Completion and Liquidity Maintenance Agreement effective as of June 29, 2006, between PrimeEnergy Corporation, Guaranty Bank, FSB, and Prime Offshore, L.L.C. (filed herewith)

10.29	Put Right Agreement effective as of June 29, 2006, by and among PrimeEnergy Corporation and Prime Offshore L.L.C. (filed herewith)

14	PrimeEnergy Corporation Code of Business Conduct and Ethics (filed herewith)

21	Subsidiaries (filed herewith)

23	Consent of Ryder Scott & Company L.P. (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-OxleyAct of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-OxleyAct of 2002 (filed herewith)

(1)	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2007.

PrimeEnergy Corporation
By:	/s/ CHARLES E. DRIMAL, JR
Charles E. Drimal, Jr.
President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 30th day of March, 2007.

/s/ CHARLES E.DRIMAL, JR. Charles E. Drimal, Jr.	Director and President; The Principal Executive Officer

/s/ BEVERLY A. CUMMINGS Beverly A. Cummings	Director, Vice President and Treasurer; The Principal Financial and Accounting Officer

/s/ MATTHIAS ECKENSTEIN Matthias Eckenstein	Director

/s/ H. GIFFORD FONG H. Gifford Fong	Director

/s/ THOMAS S.T. GIMBEL Thomas S.T. Gimbel	Director

/s/ CLINT HURT Clint Hurt	Director

/s/ JAN K. SMEETS Jan K. Smeets	Director

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Financial Statements
Consolidated Balance Sheets — December 31, 2006 and 2005	F-3
Consolidated Statements of Operations — for the years ended December 31, 2006, 2005 and 2004	F-5
Consolidated Statement of Stockholders’ Equity — for the years ended December 31, 2006, 2005 and 2004	F-6
Consolidated Statements of Cash Flows — for the years ended December 31, 2006, 2005 and 2004	F-7
Notes to Consolidated Financial Statements	F-8
Supplementary Information:
Capitalized Costs Relating to Oil and Gas Producing Activities, years ended December 31, 2006, 2005 and 2004	F-20
Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities, years ended December 31, 2006, 2005 and 2005	F-20
Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves, years ended December 31, 2006, 2005 and 2004	F-21
Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil an Gas Reserves, years ended December 31, 2006, 2005 and 2004	F-22
Reserve Quantity Information, years ended December 31, 2006, 2005 and 2004	F-23
Results of Operations from Oil and Gas Producing Activities, years ended December 31, 2006, 2005 and 2004	F-24
Notes to Supplementary Information	F-25

[PP&C LOGO]
[PUSTORINO,
PUGLISI
& CO., LLP
CERTIFIED PUBLIC ACCOUNTANTS
515 MADISON AVENUE
NEW YORK, NEW YORK 10022
(212) 832-1110 FAX    (212) 755-6748]
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
     PrimeEnergy Corporation and Subsidiaries:
We have audited the accompanying consolidated balance sheets of PrimeEnergy Corporation and Subsidiaries (the Corporation) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2006, 2005 and 2004. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PrimeEnergy Corporation and Subsidiaries as of December 31, 2006 and 2005, and the consolidated results of its operations and cash flows for the years ended December 31, 2006, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.
PUSTORINO, PUGLISI & CO., LLP
New York, New York
March 30, 2007

PRIMEENERGY CORPORATION and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, December 31, 2006 and 2005

	2006	2005
ASSETS:

Current assets:
Cash and cash equivalents	$24,653,000	$11,119,000
Restricted cash and cash equivalents	2,528,000	1,797,000
Accounts receivable, net	32,970,000	16,558,000
Due from related parties	655,000	985,000
Prepaid expenses	1,269,000	7,517,000
Derivative contracts	6,085,000	—
Inventory at cost	3,521,000	388,000
Deferred income taxes	—	454,000

Total current assets	71,681,000	38,818,000

Property and equipment, at cost:
Proved oil and gas properties at cost	284,698,000	125,248,000
Unproved oil and gas properties at cost	5,047,000	6,166,000
Less, accumulated depletion and depreciation	(78,005,000)	(65,234,000)

	211,740,000	66,180,000

Field and office equipment	15,793,000	11,450,000
Less, accumulated depreciation	(8,351,000)	(7,484,000)

	7,442,000	3,966,000

Total net property and equipment	219,182,000	70,146,000

Other assets	729,000	419,000

Total assets	$291,592,000	$109,383,000

The accompanying notes are an integral part of the consolidated financial statements.

PRIMEENERGY CORPORATION and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, December 31, 2006 and 2005

	2006	2005
LIABILITIES and STOCKHOLDERS’ EQUITY:

Current liabilities:
Accounts payable	$42,658,000	$14,642,000
Current portion of asset retirement and other long-term obligations	314,000	1,246,000
Current portion of deferred taxes liability	1,961,000	—
Accrued liabilities	22,030,000	8,606,000
Due to related parties	477,000	1,027,000

Total current liabilities	67,440,000	25,521,000

Long-term bank debt	136,460,000	28,050,000
Asset retirement obligations	6,314,000	2,216,000
Deferred income taxes	25,367,000	13,860,000

Total liabilities	235,581,000	69,647,000

Minority Interest	1,313,000	—

Stockholders’ equity:
Preferred stock, $.10 par value, authorized 5,000,000 shares; none issued
Common stock, $.10 par value, authorized 10,000,000 shares; issued 7,694,970 in 2006 and 2005	769,000	769,000
Paid in capital	11,024,000	11,024,000
Retained earnings	66,908,000	48,608,000
Accumulated other comprehensive income	3,976,000	—

	82,677,000	60,401,000

Treasury stock, at cost 4,478,145 common shares in 2006 and 4,367,155 in 2005	(27,979,000)	(20,665,000)

Total stockholders’ equity	54,698,000	39,736,000

Total liabilities and stockholders’ equity	$291,592,000	$109,383,000

The accompanying notes are an integral part of the consolidated financial statements.

PRIMEENERGY CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS of OPERATIONS
for the years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Revenue:
Oil and gas sales	$61,924,000	$53,988,000	$43,967,000
Field service income	20,319,000	15,182,000	11,965,000
Administrative overhead fees	9,704,000	7,068,000	6,317,000
Loss on derivative instruments, net	—	(415,000)	—
Interest and other income	472,000	123,000	179,000

	92,419,000	75,946,000	62,428,000

Costs and expenses:
Lease operating expense	21,040,000	18,573,000	14,939,000
Field service expense	15,796,000	12,791,000	10,939,000
Depreciation, depletion and amortization	14,437,000	11,274,000	12,156,000
General and administrative expense	12,400,000	10,493,000	7,536,000
Exploration costs	1,162,000	664,000	5,499,000

	64,835,000	53,795,000	51,069,000

Income from operations	27,584,000	22,151,000	11,359,000

Other income and expense:
Less interest expense	2,091,000	1,531,000	1,136,000
Add gain on sale and exchange of assets	3,017,000	20,334,000	75,000

Income before provision for income taxes	28,510,000	40,954,000	10,298,000
Provision for income taxes	10,210,000	14,999,000	3,023,000

Net income	$18,300,000	$25,955,000	$7,275,000

Basic net income per common share	$5.52	$7.64	$2.04
Diluted net income per common share	$4.50	$6.27	$1.70
The accompanying notes are an integral part of the consolidated financial statements.

PRIMEENERGY CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENT of STOCKHOLDERS’ EQUITY
for the years ended December 31, 2006, 2005 and 2004

					Accumulated
			Additional		Other
	Common Stock		Paid In	Retained	comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income	Stock	Total
Balance at December 31, 2003	7,694,970	$769,000	$11,024,000	$15,378,000		$(13,735,000)	$13,436,000
Purchased 136,977 shares of common stock						(2,474,000)	(2,474,000)
Net income				7,275,000			7,275,000

Balance at December 31, 2004	7,694,970	$769,000	$11,024,000	$22,653,000	$—	$(16,209,000)	$18,237,000
Purchased 164,410 shares of common stock						(4,456,000)	(4,456,000)
Net Income				25,955,000			25,955,000

Balance at December 31, 2005	7,694,970	$769,000	$11,024,000	$48,608,000	$—	$(20,655,000)	$39,736,000

Purchased 110,990 shares of common stock						(7,314,000)	(7,314,000)
Net Income				18,300,000			18,300,000
Other comprehensive income, net of taxes					3,976,000		3,976,000

Balance as of December 31, 2006	7,694,970	$769,000	$11,024,000	$66,908,000	$3,976,000	$(27,979,000)	$54,698,000

The accompanying notes are an integral part of the consolidated financial statements.

PRIMEENERGY CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENT of CASH FLOWS
for the years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Cash flows from operating activities:
Net income	$18,300,000	$25,955,000	$7,275,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion on discounted liabilities	14,437,000	11,274,000	12,156,000
Dry hole and abandonment costs	510,000	262,000	5,499,000
Gain on sale of properties	(3,017,000)	(20,334,000)	(75,000)
Stock based compensation expense	1,313,000	—	—
Provision for deferred income taxes	11,557,000	6,230,000	3,358,000
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(16,411,000)	(7,803,000)	(1,586,000)
(Increase) decrease in due from related parties	330,000	(985,000)	209,000
(Increase) decrease in inventories	(3,133,000)	—	—
(Increase) decrease in prepaid expenses	6,435,000	(7,181,000)	(111,000)
(Increase) decrease in other assets	(53,000)	(139,000)	(137,000)
Increase (decrease) in accounts payable	3,716,000	5,510,000	1,016,000
Increase (decrease) in accrued liabilities	(1,450,000)	5,385,000	(276,000)
Increase (decrease) in due to related parties	(552,000)	431,000	(333,000)

Net cash provided by operating activities	31,982,000	18,605,000	26,995,000

Cash flows from investing activities
Capital expenditures, including exploration expense	(121,345,000)	(54,440,000)	(24,696,000)
Proceeds from sale of properties and equipment	3,017,000	46,796,000	75,000

Net cash used in investing activities	(118,328,000)	(7,644,000)	(24,621,000)

Cash flows from financing activities
Purchase of stock for treasury	(7,314,000)	(4,456,000)	(2,474,000)
Increase in long-term bank debt and other long-term obligations	198,362,000	65,570,000	32,522,000
Repayment of long-term bank debt and other long-term obligations	(91,168,000)	(67,432,000)	(29,837,000)

Net cash provided by (used in) financing activities	99,880,000	(6,318,000)	211,000

Net increase in cash and cash equivalents	13,534,000	4,643,000	2,585,000
Cash and cash equivalents at the beginning of the period	11,119,000	6,476,000	3,891,000

Cash and cash equivalents at the end of the period	$24,653,000	$11,119,000	$6,476,000

Supplemental disclosures:
Income taxes paid during the year	$5,713,000	$5,076,000	$—
Net income tax refunds received during the year	$—	$—	$172,000
Interest paid during the year	$2,091,000	$1,531,000	$953,000
The accompanying notes are an integral part of the consolidated financial statements.

PRIMEENERGY CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Operations and Significant Accounting Policies

Nature of Operations:

PrimeEnergy Corporation (“PEC”), a Delaware corporation, was organized in March 1973. The Company is engaged in the development, acquisition and production of oil and natural gas properties. The Company owns leasehold, mineral and royalty interests in producing and non-producing oil and gas properties across the United States, including Colorado, Kansas, Louisiana, Mississippi, Montana, Nebraska, New Mexico, North Dakota, Oklahoma, Texas, Utah, West Virginia and Wyoming and the Gulf of Mexico. The Company operates 1,545 wells and owns non-operating interests in over 856 additional wells. Additionally, the Company provides well-servicing support operations, site-preparation and construction services for oil and gas drilling and reworking operations, both in connection with the Company’s activities and providing contract services for third parties. The Company is publicly traded on the NASDAQ under the symbol “PNRG”. PEC owns Eastern Oil Well Service Company (“EOWSC”), EOWS Midland Company (“EMID”) and Southwest Oilfield Construction Company (“SOCC”), all of which perform oil and gas field servicing. PEC also owns Prime Operating Company (“POC”), which serves as operator for most of the producing oil and gas properties owned by the Company and affiliated entities. PEC also owns Prime Offshore L.L.C. (Prime Offshore) formerly F-W Oil Exploration LLC, which owns and operates properties in the Gulf of Mexico. PrimeEnergy Corporation and its subsidiaries are herein referred to as the “Company.” PrimeEnergy Management Corporation (“PEMC”), a wholly-owned subsidiary, acts as the managing general partner, providing administration, accounting and tax preparation services for 18 limited partnerships and 2 trusts (collectively, the “Partnerships”). The markets for the Company’s products are highly competitive, as oil and gas are commodity products and prices depend upon numerous factors beyond the control of the Company, such as economic, political and regulatory developments and competition from alternative energy sources.

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
NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

Property and Equipment:
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
Capitalization of Interest:
Interest costs related to financing major oil and gas projects in progress are capitalized until the projects are evaluated or until the projects are substantially complete and ready for their intended use if the projects are evaluated and successful.
Impairment of Long-Lived Assets:
The Company reviews Long-Lived Assets, including oil and gas properties, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recovered. If the carrying amounts are not expected to be recovered by undiscounted cash flows, the assets are impaired and an impairment loss is recorded. The amount of impairment is based on the estimated fair value of the assets determined by discounting anticipated future net cash flows. The amount of impairment of oil and gas properties was $29,000 and $1,809,000 recorded for the periods ended December 31, 2006 and 2005, respectively, and is included in the results of operations in depreciation, depletion and amortization.
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

PRIMEENERGY CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

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

PRIMEENERGY CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

Recently Issued Accounting Pronouncements:
In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers for Servicing of Financial Assets and Extinguishments of Liabilities,” and also resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 was issued to eliminate the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for in a similar fashion, regardless of the instrument’s form. The Company does not believe that its financial position, results of operations or cash flows will be impacted by SFAS No. 155 as the Company does not currently hold any hybrid financial instruments.
In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS NO. 109, “Accounting for Income Taxes”. FIN NO. 48 prescribes a two-step process for accounting for income tax uncertainties. First, a threshold condition of “more likely than not” should be met to determine whether any of the benefit of the uncertain tax position should be recognized in the financial statements. If the recognition threshold is met, FIN 48 provides additional guidance on measuring the amount of the uncertain tax position. Guidance is also provided regarding derecognition, classification, interest and penalties, interim period accounting, transition and disclosure of these uncertain tax positions. This Interpretation is effective for fiscal years beginning after December 15, 2006, and we will adopt it in the first quarter of 2007. We do not expect the adoption of Interpretation No. 48 to have a material impact on our financial statements and related disclosures.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a formal framework for measuring fair values of assets and liabilities in financial statements that are already required by U.S. generally accepted accounting principles (GAAP) to be measured at fair value. SFAS No. 157 clarifies guidance in FASB Concepts Statement (CON) NO. 7 which discusses present value techniques in measuring fair value. Additional disclosures are also required for transactions measured at fair value. No new fair value measurements are prescribed, and SFAS No. 157 is intended to codify the several definitions of fair value included in various accounting standards. However, the application of this Statement may change current practices for certain companies. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating what impact SFAS No. 157 may have on its financial position, results of operations or cash flows.
In September 2006, the FASB issued No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires recognition of the funded status of a benefit plan in the Company’s balance sheet and the recognition through other comprehensive income of gains, losses, prior service costs and credits, net of tax, arising during the period but not included as a component of periodic benefit cost. In addition, the measurement date of plan assets and obligations must be the Company’s balance sheet date. Additional disclosures in the notes to the financial statements will also be required and guidance is prescribed regarding the selection of discount rates to be used in measuring the benefit obligation. For public companies, the effective date of SFAS No. 158 is as of the end of the fiscal year ending after December 15, 2006. The effective date of new measurement date provision is for fiscal years ending after December 15, 2008. The Company does not believe that its financial position, results of operations or cash flows will be impacted by SFAS No. 158 as the Company does not currently have defined benefit pension or post retirement plans.
In September 2006, the SEC Staff issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” in an effort

PRIMEENERGY CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

to address diversity in the accounting practices of quantifying misstatements and the potential for improper amounts on the balance sheet. Prior to the issuance of SAB No. 108, the two methods used for quantifying the effects of financial statement errors were the “roll-over” and “iron curtain” methods. Under the “roll-over” method, the primary focus is the income statement, including the reversing effect of prior year misstatements. The criticism of this method is that misstatements can accumulate on the balance sheet. On the other hand, the “iron curtain” method focuses on the effect of correcting the ending balance sheet, with less importance on the reversing effects of prior year errors in the income statement. SAB No. 108 establishes a “dual approach” which requires the quantification of the effect of financial statement errors on each financial statement, as well as related disclosures’. Public companies are required to record the cumulative effect of initially adopting the “dual approach” method in the first year ending after November 16, 2006 by recording any necessary corrections to asset and liability balances with an offsetting adjustment to the opening balance of retained earnings. The use of this cumulative effect transition method also requires detailed disclosures of the nature and amount of each error being corrected and how and when they arose. The Company is currently evaluating the impact SAB No. 108 may have on its financial position, results of operations and cash flows.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement expands the use of fair value measurement and applies to entities that elect the fair value option. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We have not determined the effect, if any, the adoption of this statement will have on our financial position or results of operations .

2.	Significant Acquisitions and Dispositions

As more fully described in Note 7, the Company is committed to offer to repurchase the interests of the partners and trust unit holders in certain of the Partnerships. The Company purchased such interests in an amount totaling $526,000 in 2006, $1,217,000 in 2005. The Company’s proportionate share of assets, liabilities and results of operations related to the interests in the Partnerships are included in the consolidated financial statements.

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

PRIMEENERGY CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

3.	Additional Balance Sheet Information

Accounts receivable at December 31, 2006 and 2005, consisted of the following:

	December 31,
	2006	2005
Joint interest billing	$13,054,000	$3,904,000
Trade receivables	2,367,000	1,922,000
Oil and gas sales	8,764,000	9,183,000
Income tax receivable	3,023,000	—
Other	5,912,000	2,154,000

	33,120,000	17,163,000
Less: allowance for doubtful accounts	(150,000)	(605,000)

Total	$32,970,000	$16,558,000

Accrued Liabilities at December 31, 2006 and 2005, consisted of the following:

	December 31,
	2006	2005
Compensation and related expenses	$1,584,000	$1,632,000
Property costs	16,188,000	1,961,000
Income tax	270,000	4,275,000
Other	3,988,000	738,000

Total	$22,030,000	$8,606,000

4.	Property and Equipment

Total interest costs incurred during 2006 was $4,555,000. Of this amount, the Company capitalized $2,464,000. Capitalized interest is included as part of the cost of oil and gas properties. The capitalized rates are based upon the Company’s weighted-average cost of borrowings used to finance the expenditures.

5.	Long-Term Bank Debt — Debt

The Company currently has credit facilities totaling $360 million, consisting of a $200 million credit facility through Guaranty Bank (the offshore facility) and a $160 million credit facility through a syndicate of banks led by Guaranty Bank (the onshore facility). The credit facilities mature in 2008 and 2009 . Availability under the credit facilities is based on the loan value assigned to Prime’s oil and gas properties. At December 31, 2006, the borrowing bases and outstanding balances were $82 million under the onshore credit facility at a weighted average interest rate of 8.18%, and $54.5 million under the offshore credit facility at a weighted average interest rate of 10.15%. Currently, the borrowing base and outstanding balance under the onshore credit facility is $82 million and $72 million, respectively, and the borrowing base and outstanding balance under the offshore credit facility is $74.5 million.

The determination of the Borrowing Base is made by the lenders taking into consideration the estimated value of Prime’s oil and gas properties in accordance with the lenders’ customary practices for oil and gas loans. This process involves reviewing Prime’s estimated proved reserves and their valuation. The Borrowing Base is redetermined semi-annually, and the available borrowing amount could be increased or decreased as a result of such redeterminations. In addition, Prime and the lenders each have discretion at any time to have the Borrowing Base redetermined. A revision to Prime’s reserves may prompt such a request on the part of the lenders, which could possibly result in a reduction in the Borrowing Base and availability under the credit facilities. If outstanding borrowings under either of the credit facilities exceed the applicable portion of the Borrowing Base, Prime would be required to repay the excess amount within a prescribed period. If we are unable to pay the excess amount, it would cause an event of default.

The credit facilities include terms and covenants that require the Company to maintain, as defined, a minimum current ratio, tangible net worth, debt coverage ratio and interest coverage ratio, and restrictions are placed on the payment of dividends and the amount of treasury stock the Company may purchase.

PRIMEENERGY CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

The credit facilities are collateralized by substantially all of the Company’s assets. The Company is required to mortgage, and grant a security interest in, consolidated proved oil and gas properties. Prime also pledged the stock of several subsidiaries to the lenders to secure the credit facilities.

6.	Commitments

Operating Leases:

The Company has several noncancelable operating leases, primarily for rental of office space, that have a term of more than one year. The future minimum lease payment for the operating leases are as follows.

Operating
Leases
2007	$553,000
2008	529,000
2009	525,000
2010	30,000
Thereafter	—

Total minimum payments	$1,637,000

Asset Retirement Obligation:
A reconciliation of our liability for plugging and abandonment costs for the years ended December 31, 2006 and 2005 is as follows:

	2006	2005
Asset retirement obligation — beginning of period	$2,594,000	$390,000
Liabilities incurred	3,033,000	1,456,000
Liabilities settled	(348,000)	(116,000)
Accretion expense	125,000	80,000
Revisions in estimated liabilities	1,036,000	784,000

Asset retirement obligation — end of period	$6,440,000	$2,594,000

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

The Company, as managing general partner of the affiliated Partnerships, is responsible for all Partnership activities, including the drilling of development wells and the production and sale of oil and gas from productive wells. The Company also provides the administration, accounting and tax preparation work for the Partnerships, and is liable for all debts and liabilities of the affiliated Partnerships, to the extent that the assets of a given limited Partnership are not sufficient to satisfy its obligations. As of December 31, 2006, the affiliated Partnerships have established cash reserves in excess of their debts and liabilities and the Company believes these reserves will be sufficient to satisfy Partnership obligations.

PRIMEENERGY CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

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

The Company owns approximately a 27% interest in a limited partnership which owns a shopping center in Alabama. The Company is a guarantor on a mortgage secured by the shopping center. The Company believes the cash flow from the center is sufficient to service the mortgage. The market value of the center is currently substantially higher than the balance owed on the mortgage. If the partnership were unable to pay its obligations under the mortgage agreement, the maximum amount the Company is committed to pay is $50,000.

8.	Stock Options and Other Compensation

In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. At December 31, 2006 and 2005, options on 767,500 shares were outstanding and exercisable at prices ranging from $1.00 to $1.25.

9.	Income Taxes

The components of the provision for income taxes for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
Federal:
Current	$(1,814,000)	$8,011,000	$187,000
Deferred	11,408,000	5,429,000	2,074,000
State:
Current	467,000	803,000	266,000
Deferred	149,000	756,000	496,000

Total	$10,210,000	$14,999,000	$3,023,000

PRIMEENERGY CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

The components of net deferred tax assets and liabilities are as follows:

	December 31,	December 31,
	2006	2005
Current assets:
Compensation and benefits	$56,000	$226,000
Allowance for doubtful accounts	252,000	229,000

Total current deferred income tax assets	$308,000	$455,000

Current liabilities:
Unrealized gain on hedging transactions	$2,270,000	$—

Net current deferred tax liability (Asset)	$1,962,000	$(455,000)

Noncurrent assets:
Alternative minimum tax credits	$7,328,000	—
Net Operating Loss Carryfowards	903,000	—

Percentage Depletion Carryfowards	351,000	—

Total noncurrent assets	$8,582,000	$—

Noncurrent liabilities:
Basis differences relating to partnerships	$1,213,000	$835,000
Depletion and depreciation	32,639,000	13,025,000
Unrealized gain on hedging transactions	96,000	—

Total noncurrent liabilities	$33,948,000	$13,860,000

Net noncurrent deferred income tax liabilities	$25,366,000	$13,860,000

The total provision for income taxes for the years ended December 31, 2006, 2005 and 2004 varies from the federal statutory tax rate as a result of the following:

	December 31,	December 31,	December 31,
	2006	2005	2004
Expected tax expense	$9,693,000	$14,013,000	$3,501,000
State income tax, net of federal benefit	411,000	1,029,000	503,000
Percentage depletion	(352,000)	(429,000)	(811,000)
Executive Compensation	542,000	467,000	—
Other, Net	(84,000)	(81,000)	(170,000)

Tax expense	$10,210,000	$14,999,000	$3,023,000

Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. Differences relating to oil and gas properties owned through Prime Offshore are reflected under “Depletion and Depreciation”, while basis differences relating to the managed partnerships are reflected under “Basis differences relating to managed partnerships”

Due primarily to the current deduction of intangible drilling costs, the company will have a federal net operating loss (NOL) in 2006, which will be carried back to the 2004 and 2005 tax years resulting in a refund of $2,623,000. As intangible drilling costs are a preference item for the alternative minimum tax (AMT), the Company will have a current year liability based on the AMT. Absent the NOL carryback, the Company would have a current federal income tax expense of $809,000. The result of combining these amounts is a current tax benefit of $1,814,000.

PRIMEENERGY CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

The NOL carryback to 2004 and 2005 will reduce the Company’s regular tax to zero, so that the remaining liability for those years will be based solely on the amount of the AMT. The Company will get AMT credit carryforwards for the amount of such liability.

In 2006, $2,366,000 of deferred tax relating to unrealized gains on hedging transactions was charged directly to shareholder’s equity.

The Company is entitled to percentage depletion on certain of its wells, which is calculated without reference to the basis of the property. To the extent that such depletion exceeds a property’s basis, it creates a permanent difference which lowers the Company’s effective rate.

10.	Segment Information and Major Customers

The Company operates in one industry — oil and gas exploration, development, operation and servicing. The Company’s oil and gas activities are entirely in the United States.

The Company sells its oil and gas production to a number of purchasers. Listed below are the percent of the Company’s total oil and gas sales made to each of the customers whose purchases represented more than 10% of the Company’s oil and gas sales in the year 2006.

Oil Purchasers:		Gas Purchasers:
Texon Distributing L.P.	36%	Unimark LLC	25%
Plains All American Inc.	38%	Cokinos Energy Corporation	23%
TEPPCO Crude Oil, L.L.C.	11%
Although there are no long-term oil and gas purchasing agreements with these purchasers, the Company believes that they will continue to purchase its oil and gas products and, if not, could be replaced by other purchasers.

11.	Derivative Instruments and Hedging Activity:

The Company periodically enters into derivative commodity instruments to hedge its exposure to price fluctuations on natural gas and crude oil production. At December 31, 2006, the Company had three cash flow hedges open: two natural gas price swap arrangements and one crude oil collar arrangement. At December 31, 2006, $6.34 million ($3.98 million net of tax) unrealized gain was recorded in Accumulated Other Comprehensive Income, along with a $6.08 million short-term derivative receivable and a $260,000 thousand long-term derivative receivable. The change in the fair value of derivatives designated as hedges that is effective is initially recorded to Accumulated Other Comprehensive Income. The ineffective portion, if any, of the change in the fair value of derivatives designated as hedges, and the change in fair value of all other derivatives, is recorded currently in earnings as a component of oil and gas sales.

As of December 31, 2006, natural gas price swaps cover 3,080 Mmcf of production at a weighted average price of $9.22. The oil price three-way collar covers 206 Mbbl of production at a floor price of $65.00, a ceiling of $79.25 and a third-tier call of $100.

Assuming no change in commodity prices, after December 31, 2006, the Company would expect to reclassify to the Statement of Operations, over the next 12 months, $3.89 million in after-tax income associated with commodity hedges. This reclassification represents the net short-term receivable associated with open positions currently not reflected in earnings at December 31, 2006 related to anticipated 2007 production.

PRIMEENERGY CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

12.	Related Party Transactions

PEMC acts as the managing general partner, providing administration, accounting and tax preparation services for the Partnerships. Certain directors have limited and general partnership interests in several of these Partnerships. As the managing general partner in each of the Partnerships, PEMC receives approximately 5% to 15% of the net revenues of each Partnership as a carried interest in the Partnerships’ properties. As more fully described in Note 7, the Company is committed to offer to repurchase the interests of the partners and trust unit holders in certain of the Partnerships. The Company purchased such interests in an amount totaling $526,000 in 2006 and $1,217,000 in 2005.

The Partnership agreements allow PEMC to receive reimbursement for property acquisition and development costs and general and administrative overhead, incurred on behalf of the Partnerships.

Due to related parties at December 31, 2006 and 2005, primarily represents receipts collected by the Company as agent, for oil and gas sales net of expenses. The amount of such receipts payable to the affiliated Partnerships was $477,000 and $1,246,000 at December 31, 2006 and 2005, respectively. Receivables from related parties consist of reimbursable general and administrative costs, lease operating expenses and reimbursements for property development, and related costs. Due from related parties was $655,000 and $985,000 as of December 31, 2006 and 2005 respectively. Treasury stock purchases in 2006 and 2005 included shares acquired from related parties. Purchases from related parties include a total of 40,259 shares purchased for a total consideration of $2,623,564 in 2006 and 92,432 shares purchased for a total consideration of $2,098,640 in 2005.

During 2005, the Company purchased certain equipment from a managing member of FWOE Exploration L.L.C. for $1,200,000.

13.	Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents includes $2,526,000 and $1,797,000 at December 31, 2006 and 2005, respectively, of cash primarily pertaining to unclaimed royalty payments. There were corresponding accounts payable recorded at December 31, 2006 and 2005 for these liabilities.

14.	Salary Deferral Plan

The Company maintains a salary deferral plan (the “Plan”) in accordance with Internal Revenue Code Section 401(k), as amended. The Plan provides for discretionary and matching contributions which approximated $366,000 and $319,500 in 2006 and 2005, respectively.

15.	Earnings per Share

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:

PRIMEENERGY CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

	Year ended December 31, 2006
		Number of	Per share
	Net Income	Shares	Amount
Net income per common share	$18,300,000	3,314,003	$5.52
Effect of dilutive securities:
Options	—	755,682

Diluted net income per common share	$18,300,000	4,069,685	$4.50

	Year ended December 31, 2005
		Number of	Per share
	Net Income	Shares	Amount
Net income per common share	$25,955,000	3,397,820	$7.64
Effect of dilutive securities:
Options		742,589

Diluted net income per common share	$25,955,000	4,140,409	$6.27

	Year ended December 31, 2004
		Number of	Per share
	Net Income	Shares	Amount
Net income per common share	$7,275,000	3,569,751	$2.04
Effect of dilutive securities:
Options		722,283

Diluted net income per common share	$7,275,000	4,292,034	$1.70

16.	Selected Quarterly Financial Information (Unaudited)

	Fourth	Third	Second	First
2006	Quarter	Quarter	Quarter	Quarter
Revenue	$21,177,000	$24,842,000	$24,331,000	$22,752,000
Operating income	3,879,000	9,050,000	7,704,000	6,951,000
Net income	2,393,000	6,609,000	5,320,000	3,978,000
Net income per common share	$0.74	$2.02	$1.61	$1.20
Diluted net income per common share	$0.60	$1.64	$1.31	$.98

	Fourth	Third	Second	First
2005	Quarter	Quarter	Quarter	Quarter
Revenue	$22,967,000	$19,293,000	$17,595,000	$16,091,000
Operating income	9,344,000	4,426,000	4,293,000	4,088,000
Net income	6,827,000	14,554,000	2,315,000	2,259,000
Net income per common share	$2.02	$4.32	$0.68	$0.65
Diluted net income per common share	$1.65	$3.54	$0.56	$0.54

PRIMEENERGY CORPORATION and SUBSIDIARIES
SUPPLEMENTARY INFORMATION

PRIMEENERGY CORPORATION and SUBSIDIARIES
CAPITALIZED COSTS RELATING to OIL and GAS PRODUCING ACTIVITIES
December 31, 2006, 2005 and 2004

(Unaudited)

	2006	2005	2004
Developed oil and gas properties	$284,698,000	$125,248,000	$95,018,000
Undeveloped oil and gas properties	5,047,000	6,166,000	13,149,000

	289,745,000	131,414,000	108,167,000
Accumulated depreciation, depletion and valuation allowance	78,005,000	65,234,000	60,098,000

Net capitalized costs	$281,740,000	$66,180,000	$48,069,000

COSTS INCURRED in OIL and GAS PROPERTY ACQUISITION,
EXPLORATION and DEVELOPMENT ACTIVITIES
Years ended December 31, 2006, 2005 and 2004

(Unaudited)

	2006	2005	2004
Acquisition of Properties Developed	$1,408,000	$1,569,000	$2,038,000
Undeveloped	$5,047,000	$6,166,000	$10,058,000
Exploration Costs	$17,429,000	$664,000	$5,499,000
Development Costs	$135,609,000	$44,745,000	$7,101,000
See accompanying notes to supplementary information.

PRIMEENERGY CORPORATION and SUBSIDIARIES
STANDARDIZED MEASURE of DISCOUNTED FUTURE
NET CASH FLOWS RELATING to PROVED OIL and GAS RESERVES
Years ended December 31, 2006, 2005 and 2004

(Unaudited)

	2006	2005	2004
Future cash inflows	$641,744,000	$618,621,000	$378,639,000
Future production and development costs	(267,243,000)	(256,672,000)	(167,155,000)
Future income tax expenses	(86,915,000)	(109,571,000)	(62,819,000)

Future net cash flows	287,586,000	252,378,000	148,665,000
10% annual discount for estimated timing of cash flow	(88,963,000)	(106,899,000)	(54,254,000)

Standardized measure of discounted future net cash flows	$198,623,000	$145,479,000	$94,411,000

See accompanying notes to supplementary information.

PRIMEENERGY CORPORATION and SUBSIDIARIES
STANDARDIZED MEASURE of DISCOUNTED FUTURE
NET CASH FLOWS and CHANGES THEREIN
RELATING to PROVED OIL and GAS RESERVES
Years ended December 31, 2006, 2005 and 2004

(Unaudited)
The following are the principal sources of change in the standardized measure of discounted future net cash flows during 2006, 2005 and 2004:

For Year Ended December 31,	2006	2005	2004
Sales of oil and gas produced, net of production costs	$(40,884,000)	$(35,415,000)	$(29,028,000)
Net changes in prices and production costs	(55,367,000)	47,729,000	22,178,000
Extensions, discoveries and improved recovery	147,292,000	64,175,000	18,792,000
Revisions of previous quantity estimates	(1,742,000)	32,060,000	9,904,000
Reserves purchased, net of development costs	383,000	927,000	2,238,000
Net change in development costs	1,870,000	7,914,000	(14,000)
Reserves sold	—	(64,246,000)	—
Accretion of discount	20,855,000	13,391,000	6,459,000
Net change in income taxes	(13,427,000)	(23,567,000)	(9,656,000)
Changes in production rates (timing) and other	(5,836,000)	8,100,000	286,000

Net change	53,144,000	51,068,000	21,159,000
Standardized measure of discounted future net cash flow:
Beginning of year	145,479,000	94,411,000	73,252,000

End of year	$198,623,000	$145,479,000	$94,411,000

See accompanying notes to supplementary information.

PRIMEENERGY CORPORATION and SUBSIDIARIES
RESERVE QUANTITY INFORMATION
Years ended December 31, 2006, 2005 and 2004

(Unaudited)

	2006		2005		2004
	Oil	Gas	Oil	Gas	Oil	Gas
	(bbls.)	(Mcf)	(bbls.)	(Mcf)	(bbls.)	(Mcf)
Proved developed and undeveloped reserves:
Beginning of year	3,687,000	44,944,000	2,932,000	44,870,000	2,905,000	39,005,000
Extensions, discoveries and improved recovery	812,000	31,394,000	807,000	11,087,000	42,000	7,268,000
Revisions of previous estimates	91,000	(1,602,000)	373,000	5,929,000	268,000	2,806,000
Purchases	17,000	192,000	25,000	517,000	88,000	929,000
Reserves sold	—	—	(89,000)	(12,701,000)	—	—
Production	(379,000)	(5,695,000)	(361,000	(4,758,000)	(371,000)	(5,138,000)

End of year	4,228,000	69,233,000	3,687,000	44,944,000	2,932,000	44,870,000

Proved developed reserves	4,009,000	66,754,000	3,504,000	43,976,000	2,926,000	37,728,000

See accompanying notes to supplementary information.

PRIMEENERGY CORPORATION and SUBSIDIARIES
RESULTS of OPERATIONS from OIL and GAS PRODUCING ACTIVITIES
Years ended December 31, 2006, 2005 and 2004

(Unaudited)

	2006	2005	2004
Revenue:
Oil and gas sales	$61,924,000	$53,988,000	$43,967,000

Costs and expenses:
Lease operating expense	21,040,000	18,573,000	14,939,000
Exploration costs	1,162,000	664,000	5,499,000
Depreciation and Depletion	12,771,000	10,125,000	11,021,000
Income tax expense	9,652,000	9,604,000	3,023,000

	44,625,000	38,966,000	34,482,000

Results of operations from producing activities (excluding corporate overhead and interest costs)	$17,299,000	$15,022,000	$9,485,000

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

3.	Results of Operations from Oil and Gas Producing Activities

The results of operations from oil and gas producing activities were prepared in accordance with the provisions of SFASW 69. General and administrative expenses, interest costs and other unrelated costs are not deducted in computing results of operations from oil and gas activities.

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