Form 10-Q
period 2007-03-31
PRIMEENERGY CORP
filed 2007-05-15
CIK 56868

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q

/X/ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2007

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

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject so such filings required for the past 90 days. Yes [X]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act). (Check One). Large Accelerated Filer [ ] Accelerated Filer [ ] Non-Accelerated Filer [ X ]

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
The number of shares outstanding of each class of the Registrant's Common Stock as of May 9, 2007 was: Common Stock, $0.10 par value, 3,183,731 shares.

PrimeEnergy Corporation Consolidated Balance Sheets March 31, 2007 and December 31, 2006
	March 31, 2007 (Unaudited)	December 31 2006 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$14,339,000	$24,653,000
Restricted cash and cash equivalents	2,494,000	2,528,000
Accounts receivable	30,739,000	32,970,000
Due from related parties	450,000	655,000
Prepaid expenses	1,282,000	1,269,000
Derivative contracts	--	6,085,000
Inventory at cost	3,557,000	3,521,000
Deferred tax asset	406,000	--
	16,357,00013333331
Total current assets	53,267,000	71,681,000

Property and equipment, at cost
Oil and gas properties (successful efforts method), net	241,933,000	211,740,000
Field service equipment and other, net	7,385,000	7,442,000

Net property and equipment	249,318,000	219,182,000

Other assets	468,000	729,000

Total assets	$303,053,000	$291,592,000

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation Consolidated Balance Sheets March 31, 2007 and December 31, 2006
	March 31, 2007 (Unaudited)	December 31, 2006 (Audited)
LIABILITIES and STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$41,318,000	$42,658,000
Current portion of asset retirement and other long term obligation	256,000	314,000
Current portion of deferred taxes liability	--	1,961,000
Derivative liability short term	222,000	--
Accrued liabilities	16,904,000	22,030,000
Due to related parties	558,000	477,000
	---------------	----------------
Total current liabilities	59,258,000	67,440,000

Long-term bank debt	156,400,000	136,460,000
Asset retirement obligation	6,687,000	6,314,000
Derivative liability long term	1,093,000	--
Deferred income taxes	26,306,000	25,367,000
	---------------	----------------
Total liabilities	249,744,000	235,581,000
	---------------	----------------

Minority Interest	1,313,000	1,313,000
	---------------	----------------
Stockholders' equity:
Preferred stock, $.10 par value,
authorized 5,000,000 shares, none issued	--	--
Common stock, $.10 par value, authorized
10,000,000 shares; issued 7,694,970 in 2007 and 2006	769,000	769,000
Paid in capital	11,024,000	11,024,000
Retained earnings	70,142,000	66,908,000
Accumulated other comprehensive income(loss), net	(737,000)	3,976,000
	---------------	----------------
	81,198,000	82,677,000
Treasury stock, at cost, 4,500,649 common shares
at 2007 and 4,478,145 common shares at 2006	(29,202,000)	(27,979,000)
	---------------	----------------
Total stockholders' equity	51,996,000	54,698,000
	---------------	---------------
Total	$303,053,000	$291,592,000
	=========	=========

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation Consolidated Statements of Operations Three Months Ended March 31, 2007 and 2006 (unaudited)
	2007	2006
Revenue:
Oil and gas sales	$20,329,000	$15,459,000
Field service income	5,887,000	4,693,000
Administrative overhead fees	2,330,000	2,512,000
Interest and other income	192,000	88,000
	----------------	----------------
Total revenue	28,738,000	22,752,000
	----------------	----------------
Costs and expenses:
Lease operating expense	6,553,000	4,771,000
Field service expense	4,551,000	3,802,000
Depreciation, depletion and amortization	7,690,000	3,317,000
General and administrative expense	3,110,000	3,364,000
Exploration costs	361,000	547,000

	----------------	----------------
Total costs and expenses	22,265,000	15,801,000
	----------------	----------------
Income from operations	6,473,000	6,951,000
Less interest expense	1,683,000	453,000
Add gain on sale and exchange of assets	263,000	21,000
	----------------	----------------
Net income before income taxes	5,053,000	6,519,000

Provision for income taxes	1,819,000	2,541,000
	----------------	----------------
Net income	$3,234,000	$3,978,000
	==========	==========

Basic income per common share	$1.01	$1.20

Diluted income per common share	$0.82	$.98

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation
Consolidated Statement of Stockholders' Equity
Three Months Ended March 31, 2007
(unaudited)

					Accumulated
	Common Stock				Other
	Shares	Amount	Paid In Capital	Retained Earnings	Comprehensive Income/Loss	Treasury Stock	Total

Balance at December 31, 2005	7,694,970	$ 769,000	$11,024,000	$48,608,000	--	$(20,665,000)	$ 39,736,000
Purchased 110,990 shares of common Stock						(7,314,000)	(7,314,000)
Net income				18,300,000			18,300,000
Other comprehensive income, net of taxes					3,976,000		3,976,000
	-----------	-----------	-------------	---------------	--------------	---------------	---------------
Balance at December 31, 2006	7,694,970	$ 769,000	$11,024,000	$66,908,000	$3,976,000	$(27,979,000)	$ 54,698,000
Purchased 22,504 shares of common Stock						(1,223,000)	(1,223,000)
Net income				3,234,000			3,234,000
Other comprehensive income, net of taxes					(4,713,000)		(4,713,000)
	-----------	-----------	-------------	---------------	--------------	---------------	---------------
Balance at March 31, 2007	7,694,970	$ 769,000	$11,024,000	$70,142,000	$ (737,000)	$(29,202,000)	$ 51,996,000
	=======	=======	=========	=========	========	=========	=========

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation Consolidated Statements of Cash Flows Three Months Ended March 31, 2007 and 2006 (unaudited)

	2007	2006
Cash flows from operating activities:
Net income	$3,234,000	$3,978,000
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, depletion, amortization and accretion
on discounted liabilities	7,690,000	3,317,000
Dry hole and abandonment expense	305,000	1,010,000
Gain on sale of properties	(263,000)	(21,000)
Stock based compensation expense	--	1,313,000
Provision for deferred taxes	1,648,000	--
Changes in assets and liabilities:
Accounts receivable	2,190,000	(1,803,000)
Due from related parties	205,000	(1,513,000)
Prepaid expense and other assets	(55,000)	3,934,000
Accounts payable	(5,233,000)	(2,063,000)
Accrued liabilities	1,861,000	(2,254,000)
Due to related parties	82,000	888,000
	----------------	----------------
Net cash provided by operating activities:	11,664,000	6,786,000
	----------------	----------------
Cash flows from investing activities:
Capital expenditures, including exploration expense	(40,958,000)	(7,100,000)
Proceeds from sale of property and equipment	263,000	21,000
	----------------	----------------
Net cash (used in) investing activities	(40,695,000)	(7,079,000)
	----------------	----------------
Cash flows from financing activities:
Purchase of treasury stock	(1,223,000)	(1,235,000)
Proceeds from long-term bank debt	40,160,000	19,485,000
Repayment of long-term bank debt	(20,220,000)	(19,050,000)
	----------------	----------------
Net cash provided by (used in) financing activities	18,717,000	(800,000)
	----------------	----------------
Net increase (decrease) in cash and cash equivalents	(10,314,000)	(1,093,000)

Cash and cash equivalents at the beginning of the period	24,653,000	11,119,000
	----------------	----------------
Cash and cash equivalents at the end of the period	$14,339,000	$10,026,000
	==========	==========

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

March 31, 2007

(1) Interim Financial Statements:

The accompanying consolidated financial statements of PrimeEnergy Corporation, with the exception of the consolidated balance sheet at December 31, 2006, have not been audited by independent public accountants. In the opinion of management, the accompanying financial statements reflect all adjustments necessary to present fairly our financial position at March 31, 2007 and our income and cash flows for the three months ended March 31, 2007 and 2006. All such adjustments are of a normal recurring nature. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation. The results for interim periods are not necessarily indicative of annual results.

Recently Issued Accounting Pronouncements:

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS NO. 109, "Accounting for Income Taxes". FIN NO. 48 prescribes a two-step process for accounting for income tax uncertainties. First, a threshold condition of "more likely than not" should be met to determine whether any of the benefit of the uncertain tax position should be recognized in the financial statements. If the recognition threshold is met, FIN 48 provides additional guidance on measuring the amount of the uncertain tax position. Guidance is also provided regarding derecognition, classification, interest and penalties, interim period accounting, transition and disclosure of these uncertain tax positions. Effective January 1, 2007, we adopted FASB Interpretation (FIN) No. 48, and it has no affect on our financial statements and related disclosures.

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

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

March 31, 2007

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement expands the use of fair value measurement and applies to entities that elect the fair value option. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. We have not determined the effect, if any, the adoption of this statement will have on our financial position or results of operations .

(2) Significant Acquisitions, Dispositions and Property Activity

As more fully described in Note 8, the Company is committed to offer to repurchase the interests of the partners and trust unit holders in certain of the Partnerships. The Company purchased such interests in an amount totaling $2,438 is for the three months ending March 31, 2007 and $526,000 for the year ending December 31, 2006. The Company's proportionate share of assets, liabilities and results of operations related to the interests in the Partnerships are included in the consolidated financial statements.

(3) Restricted Cash and Cash Equivalents:

Restricted cash and cash equivalents include $2,494,000 and $2,528,000 at March 31, 2007 and December 31, 2006, respectively, of cash primarily pertaining to undistributed royalty payments. There were corresponding accounts payable recorded at March 31, 2007 and December 31, 2006 for these liabilities.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

March 31, 2007

(4) Additional Balance Sheet Information

Certain balance sheet amounts are comprised of the following:

	March 31, 2007	December 31, 2006
Accounts Receivable:
Joint interest billing	$10,270,000	$13,054,000
Trade receivables	2,709,000	2,367,000
Oil and gas sales	8,503,000	8,764,000
Income tax receivable	2,982,000	3,023,000
Other	6,425,000	5,912,000
	---------------	----------------
	$30,889,000	$33,120,000
Less, allowance for doubtful accounts	(150,000)	(150,000)
	--------------	----------------
	$30,739,000	$32,970,000
	=========	=========
Accounts Payable:
Trade	$33,128,000	$34,324,000
Royalty and other owners	6,224,000	6,232,000
Other	1,966,000	2,102,000
	----------------	----------------
Total	$41,318,000	$42,658,000
	=========	=========
Accrued Liabilities:
Compensation and related expenses	$2,859,000	$1,584,000
Property cost	9,377,000	16,188,000
Income tax	361,000	270,000
Other	4,307,000	3,988,000
	---------------	----------------
Total	$16,904,000	$22,030,000
	=========	=========

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

March 31, 2007

(5) Property and Equipment:

Property and equipment at March 31, 2007 and December 31, 2006 consisted of the following:

	March 31,	December 31,
	2007	2006

Proved oil and gas properties, at cost	$322,474,000	$284,698,000
Unproved oil and gas properties, at cost	4,612,000	5,047,000
Less, accumulated depletion
and depreciation	(85,153,000)	(78,005,000)
	----------------	---------------
	$241,933,000	$211,740,000

Field service equipment and other	16,005,000	15,793,000
Less, accumulated depreciation	(8,620,000)	(8,351,000)
	----------------	---------------
	$7,385,000	$7,442,000
	----------------	---------------
Total net property and equipment	$249,318,000	$219,182,000
	=========	=========

Total interest costs incurred during 2007 was $3,076,000. Of this amount, the Company capitalized $1,393,000. Capitalized interest is included as part of the cost of oil and gas properties. The capitalized rates are based upon the Company's weighted-average cost of borrowings used to finance the expenditures.

(6) Long-Term Bank Debt:

The Company currently has credit facilities totaling $360 million, consisting of a $200 million credit facility through Guaranty Bank (the offshore facility) and a $160 million credit facility through a syndicate of banks led by Guaranty Bank (the onshore facility). The credit facilities mature in 2009. Availability under the credit facilities is based on the loan value assigned to Prime's oil and gas properties. At December 31, 2006, the borrowing bases and outstanding balances were $82 million under the onshore credit facility at a weighted average interest rate of 8.18%, and $54.5 million under the offshore credit facility at a weighted average interest rate of 10.15%. Currently, the borrowing base and outstanding balance under the onshore credit facility is $82 million and the borrowing base and outstanding balance under the offshore credit facility is $74.5 million.

The determination of the Borrowing Base is made by the lenders taking into consideration the estimated value of Prime's oil and gas properties in accordance with the lenders customary practices for oil and gas loans. This process involves reviewing Prime's estimated proved reserves and their valuation. The Borrowing Base is redetermined semi-annually, and the available borrowing amount could be increased or decreased as a result of such redeterminations. In addition, Prime and the lenders each have discretion at any time

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

March 31, 2007

to have the Borrowing Base redetermined. A revision to Prime's reserves may prompt such a request on the part of the lenders, which could possibly result in a reduction in the Borrowing Base and availability under the credit facilities. If outstanding borrowings under either of the credit facilities exceed the applicable portion of the Borrowing Base, Prime would be required to repay the excess amount within a prescribed period. If we are unable to pay the excess amount, it would cause an event of default.

The credit facilities include terms and covenants that require the Company to maintain, as defined, a minimum current ratio, tangible net worth, debt coverage ratio and interest coverage ratio, and restrictions are placed on the payment of dividends and the amount of treasury stock the Company may purchase.

The credit facilities are collateralized by substantially all of the Company's assets. The Company is required to mortgage, and grant a security interest in, consolidated proved oil and gas properties. Prime also pledged the stock of several subsidiaries to the lenders to secure the credit facilities.

The combined average interest rates paid on outstanding borrowings subject to interest at the bank's base rate and on outstanding borrowings bearing interest based upon the LIBO rate were 8.79% during the first three months of 2007 as compared to 7.54% during the same period of 2006.

(7) Other Long-Term Obligations and Commitments:

Operating Leases:

The Company has several non-cancelable operating leases, primarily for rental of office space, that have a term of more than one year.

Operating Leases
2007	431,000
2008	529,000
2009	525,000
2010	30,000
Thereafter	--
-----------------
Total minimum payments	$1,515,000
==========

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

March 31, 2007

Asset Retirement Obligation:

A reconciliation of our liability for plugging and abandonment costs for the three months ended March 31, 2007 and the year ended December 31, 2006 is as follows:

	March 31, 2007	December 31, 2006
Asset retirement obligation - beginning of period	$$6,440,000	$$2,594,000
Liabilities incurred	348,000	3,033,000
Liabilities settled	(12,000)	(348,000)
Accretion expense	70,000	125,000
Revisions in estimated liabilities	(28,000)	1,036,000
	-----------	------------
Asset retirement obligation - end of period	$$6,818,000	$$6,440,000
	=======	=======

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

(8) Contingent Liabilities:

The Company, as managing general partner of the affiliated Partnerships, is responsible for all Partnership activities, including the drilling of development wells and the production and sale of oil and gas from productive wells. The Company also provides the administration, accounting and tax preparation work for the Partnerships, and is liable for all debts and liabilities of the affiliated Partnerships, to the extent that the assets of a given limited Partnership are not sufficient to satisfy its obligations. As of March 31, 2007, the affiliated Partnerships have established cash reserves in excess of their debts and liabilities and the Company believes these reserves will be sufficient to satisfy Partnership obligations.

The Company is subject to environmental laws and regulations. Management believes that future expenses, before recoveries from third parties, if any, will not have a material effect on the Company's financial condition. This opinion is based on expenses incurred to date for remediation and compliance with laws and regulations which have not been material to the Company's results of operations.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

March 31, 2007

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

(9) Stock Options and Other Compensation:

In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. At March 31, 2007 and 2006, options on 767,500 were outstanding and exercisable at prices ranging from $1.00 to $1.25.

(10) Related Party Transactions:

PEMC acts as the managing general partner, providing administration, accounting and tax preparation services for the Partnerships. Certain directors have limited and general partnership interests in several of these Partnerships. As the managing general partner in each of the Partnerships, PEMC receives approximately 5% to 15% of the net revenues of each Partnership as a carried interest in the Partnerships' properties. As more fully described in Note 8, the Company is committed to offer to repurchase the interests of the partners and trust unit holders in certain of the Partnerships. The Company purchased such interests in an amount totaling $2,438 in the first quarter 2007 and $526,000 in 2006.

The Partnership agreements allow PEMC to receive reimbursement for property acquisition and development costs and general and administrative overhead, incurred on behalf of the Partnerships.

Due to related parties primarily represents receipts collected by the Company as agent, for oil and gas sales net of expenses. The amount of such receipts due the affiliated Partnerships was $558,000 and $477,000 at March 31, 2007 and December 31, 2006, respectively.

Receivables from related parties consist of reimbursable general and administrative costs, lease operating expenses and reimbursement for property development and related costs. Due from related parties was $450,000 at March 31, 2007 and $655,000 at December 31, 2006.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

March 31, 2007

(11) Derivative Instruments and Hedging Activity:

The Company periodically enters into derivative commodity instruments to hedge its exposure to price fluctuations on natural gas and crude oil production. At March 31, 2007, the Company had four cash flow hedges open: three natural gas price swap arrangements and one crude oil collar arrangement. At March 31, 2007, $1.3 million ($737,000 net of tax) unrealized loss was recorded in Accumulated Other Comprehensive Income/ (Loss), along with a $222,000 short-term derivative liability and a $1.093 million long-term derivative liability. The change in the fair value of derivatives designated as hedges that is effective is initially recorded to Accumulated Other Comprehensive Income/(Loss). The ineffective portion, if any, of the change in the fair value of derivatives designated as hedges, and the change in fair value of all other derivatives, is recorded currently in earnings as a component of Natural Gas Production and Crude Oil and Condensate Revenue, as appropriate.

Assuming no change in commodity prices, after March 31, 2007, the Company would expect to reclassify to the Statement of Operations, over the next 12 months, $222,000 in after-tax income associated with commodity hedges. This reclassification represents the net short-term receivable associated with open positions currently not reflected in earnings at March 31, 2007 related to anticipated 2007 and future year production.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

March 31, 2007

As of March 31, 2007, natural gas price swaps cover 6,620 MMBTU of production at a weighted average rice of $8.83. The oil price three-way collar covers 204 Mbbl of production at a price of $65.00, a ceiling of $79.25 and a third-tier call of $100.

At March 31, 2007, we had open crude oil price collar contracts covering our 2007 and 2008 production as follows:
	Crude Oil Price Collar
Contract Period	Volume In Mbbl	Weighted Average Price Floor/Ceiling/Third Tier (per Bbl)	Net Unrealized (Loss)/Gain (In thousands)
Second Quarter 2007	33	$65/ $79.25/ $100.00
Third Quarter 2007	28	$65/ $79.25/ $100.00
Fourth Quarter 2007	22	$65/ $79.25/ $100.00
Year 2007	122		$ --
			=====
First Quarter 2008	23	$65/ $79.25/ $100.00
Second Quarter 2008	21	$65/ $79.25/ $100.00
Third Quarter 2008	20	$65/ $79.25/ $100.00
Fourth Quarter 2008	18	$65/ $79.25/ $100.00
Full Year 2008	82		$ --
			=====

At March 31, 2007, we had open natural gas price swap contracts covering our 2007 and 2008 production as follows:
	Natural Gas Price Swaps
Contract Period	Volume in MMBTU	Weighted Average Price (per MBTU)	Net Unrealized Gain(loss) (In thousands
Second Quarter 2007	880	8.98	$ 395
Third Quarter 2007	720	9.08	242
Fourth Quarter 2007	1,025	9.21	(712)
Year 2007	2,625	$ 9.09	$ (75)
	====	===	====
First Quarter 2008	980	$ 9.00	$ (147)
Second Quarter 2008	1005	8.51	30
Third Quarter 2008	1005	8.51	(157)
Fourth Quarter 2008	1005	8.51	(966)
Full Year 2008	3,995	$ 8.63	$ (1,240)
	=====	=====	=====

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

March 31, 2007

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

(12) Income Per Share:

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:

	Three Months Ended March 31, 2007			Three Months Ended March 31, 2006
	Net Income	Number of	Per Share	Net	Number of	Per Share
		Shares	Amount	Income	Shares	Amount
Net income per common share	$3,234,000	3,210,526	$1.01	$3,978,000	3,309,091	$1.20
Effect of dilutive securities:
Options		752,904			753,460
	-------------	--------------	-------	-------------	--------------	-------
Diluted net income
per common share	$3,234,000	3,963,430	$0.82	$3,978,000	4,062,551	$0.98
	========	========	=====	========	========	=====

PrimeEnergy Corporation

March 31, 2007

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the financial statements of the Company and notes thereto. The Company's subsidiaries are defined in Note 1 of the financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow provided by operations for the three month period ended March 31, 2007 was $11,664,000. Excluding the effects of significant unforeseen expenses or other income, our cash flow from operations fluctuates primarily because of variations in oil and gas production and prices or changes in working capital accounts. Our oil and gas production will vary based on actual well performance but may be curtailed due to factors beyond our control. Hurricanes in the Gulf of Mexico may shut down our production for the duration of the storm's presence in the Gulf or damage production facilities so that we cannot produce from a particular property for an extended amount of time. In addition, downstream activities on major pipelines in the Gulf of Mexico can also cause us to shut-in production for various lengths of time.

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

Our offshore exploration and development budget for 2007 is $45 million including facility construction and installation. As of May, 2007, the Company has spent approximately $41 million drilling, completing and equipping wells in the Gulf of Mexico as part of our program to develop our offshore properties. We have budgeted $20 million for onshore exploration and development in our core operating areas. As of May, 2007, the Company has committed approximately $7.5 million on wells in these areas that have been spudded since January 1, 2007. We expect to continue to make significant capital expenditures over the next several years as part of our long-term growth strategy.

PrimeEnergy Corporation

March 31, 2007

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

March 31, 2007

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

Revenues and net income during the three month period ended March 31, 2007, as compared to the same periods in 2006 reflect the increased oil and gas sales, presented below, offset by exploration costs and depreciation and depletion of oil and gas properties. The table summarizes production volumes and average sales prices realized (including realized gains and losses from derivatives).

	Three Months Ended
	March 31,
	-------------------------------------------------------
			Increase /
	2007	2006	(Decrease)

Barrels of Oil Produced	91,000	84,000	7,000
Average Price Received	$56.64	$59.36	$ (2.72)
	---------------	---------------	--------------
Oil Revenue	$ 5,154,000	$ 4,986,000	$ 168,000
	---------------	---------------	--------------
Mcf of Gas Produced	1,845,000	1,341,000	504,000
Average Price Received	$8.22	$7.81	$ 0.41
	---------------	---------------	--------------
Gas Revenue	$15,175,000	$10,473,000	$4,702,000
	---------------	---------------	--------------
Total Oil & Gas Revenue	$20,329,000	$15,459,000	$4,870,000
	=========	=========	========

Oil and gas prices received excluding the impact of derivatives were;

	Three Months Ended
	March 31,

			Increase /
	2007	2006	(Decrease)

Oil Price	$ 53.70	$ 59.36	$ (5.66)
Gas Price	$ 6.51	$ 7.81	$ (1.30)

Changes in production are due to production from properties added during 2006 offset by the natural decline of existing properties. The increase in oil production is related to our onshore drilling program while the increase in gas production reflects the initial production from our offshore 2006 drilling program.

Lease operating expense for the three months of 2007 increased by $1,782,000 compared to 2006 due to the addition of lease operating expenses of new properties, and overall price increases in oil field services.

PrimeEnergy Corporation

March 31, 2007

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

General and administrative expenses remained flat in the first three months of 2007 as compared to 2006.

Field Service income and expense for the three months of 2007 increased $1,194,000 and $749,000, respectively, compared to 2006. These increases reflect higher utilization of equipment combined with an upward trend in rates during 2006.

Depreciation, depletion and amortization expense increased to $7,690,000 in 2007 from $3,317,000 in 2006. This increase is primarily related to the offshore facilities placed in service during the first quarter of 2007.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk on its line of credit, which has variable rates based upon the lenders base rate, as defined, and the London Inter-Bank Offered rate. Based on the weighted average balances outstanding during the first quarter of 2007, a hypothetical 2.5% increase in the applicable interest rates would have increased interest expense for the three months ended March 31, 2007 by approximately $855,000.

PrimeEnergy Corporation

March 31, 2007

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

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

PrimeEnergy Corporation

March 31, 2007

Item 4. INTERNAL CONTROLS AND PROCEDURES (Continued)

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

March 31, 2007

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, the Company is party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, management does not expect these matters to have a materially adverse effect on the financial position or results of operations of the Company.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2007, the Company purchased the following shares of common stock as treasury shares.

2007 Month	Number of Shares	Average Price Paid per share	Maximum Number of Shares that May Yet Be Purchased Under The Plan (1)
January	40	$ 57.29	365,854
February	2,986	$ 54.65	362,868
March	19,478	$ 55.64	343,390
	-----------
Total/Average	22,504	$ 54.37
	======

(1) In December 1993, we announced that our board of directors authorized a stock repurchase program whereby we may purchase outstanding shares of our common stock from time-to-time, in open market transactions or negotiated sales. A total of 2,400,000 shares have been authorized, to date, under this program. On November 10, 2006, the board of Directors authorized the Company to purchase up to an additional 300,000 shares of its Common Stock. Through March 31, 2007 a total of 2,356,610 under this program for $25,923,000 at an average price of $11.00 per share. Additional purchases of shares may occur as market conditions warrant. We expect future purchases will be funded with internally generated cash flow or from working capital.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS AND REPORTS ON FORM 8K

No reports on form 8K were filed by the Company during the three months ended March 31, 2007.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PrimeEnergy Corporation
(Registrant)

May 15, 2007	/s/ Charles E. Drimal, Jr.
(Date)	------------------------------
Charles E. Drimal, Jr.
President
Principal Executive Officer

May 15, 2007	/s/ Beverly A. Cummings
(Date)	-------------------------------
Beverly A. Cummings
Executive Vice President
Principal Financial and Accounting Officer