Form 10-Q
period 2007-09-30
PRIMEENERGY CORP
filed 2007-11-14
CIK 56868

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q

/X/ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to so such filings required for the past 90 days. Yes [X]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act). (Check One). Large Accelerated Filer [ ] Accelerated Filer [ ] Non-Accelerated Filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
The number of shares outstanding of each class of the Registrant's Common Stock as of November 10, 2007, was: Common Stock, $0.10 par value, 3,142,150 shares.

PrimeEnergy Corporation Consolidated Balance Sheets September 30, 2007 and December 31, 2006
	September 30, 2007 (Unaudited)	December 31, 2006 (Audited)

ASSETS
Current assets:
Cash and cash equivalents	$12,162,000	$24,653,000
Restricted cash and cash equivalents	3,574,000	2,528,000
Accounts receivable, net	21,979,000	32,970,000
Due from related parties	113,000	655,000
Prepaid expenses	2,424,000	1,269,000
Derivative contracts	3,505,000	6,085,000
Inventory at cost	3,633,000	3,521,000
	----------------	----------------
Total current assets	47,390,000	71,681,000
	---------------	---------------
Property and equipment, at cost
Oil and gas properties (successful efforts method), net	236,844,000	211,740,000
Field service equipment and other, net	8,481,000	7,442,000
	----------------	----------------
Net property and equipment	245,325,000	219,182,000
	---------------	----------------

Other assets	1,007,000	729,000
	---------------	---------------
Total assets	$293,722,000	$291,592,000
	---------------	---------------

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation Consolidated Balance Sheets September 30, 2007 and December 31, 2006
	September 30, 2007 (Unaudited)	December 31, 2006 (Audited)
LIABILITIES and STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$29,278,000	$42,658,000
Current portion of asset retirement and other long-term obligations	2,238,000	314,000
Current portion of deferred taxes liability	808,000	1,961,000
Derivative liability short term	404,000	--
Accrued liabilities	11,144,000	22,030,000
Due to related parties	1,487,000	477,000
	---------------	----------------
Total current liabilities	45,359,000	67,440,000

Long-term bank debt	154,960,000	136,460,000
Asset retirement obligations	6,742,000	6,314,000
Derivative liability long-term	7,000	--
Deferred income taxes	29,212,000	25,367,000
	---------------	----------------
Total liabilities	236,280,000	235,581,000
	---------------	----------------

Minority Interest	1,313,000	1,313,000
	---------------	----------------
Stockholders' equity:
Preferred stock, $.10 par value,
authorized 5,000,000 shares, none issued	--	--
Common stock, $.10 par value, authorized
10,000,000 shares; issued 7,694,970 in 2007 and 2006	769,000	769,000
Paid in capital	11,024,000	11,024,000
Retained earnings	73,626,000	66,908,000
Accumulated other comprehensive income	2,358,000	3,976,000
	---------------	----------------
	87,777,000	82,677,000

Treasury stock, at cost, 4,545,019 common shares
at 2007 and 4,478,145 common shares at 2006	(31,648,000)	(27,979,000)
	---------------	----------------
Total stockholders' equity	56,129,000	54,698,000
	---------------	---------------
Total	$293,722,000	$291,592,000
	=========	=========

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation Consolidated Statements of Operations Nine Months Ended September 30, 2007 and 2006 (Unaudited)
	2007	2006
Revenue:
Oil and gas sales	$80,884,000	$48,666,000
Field service income	18,151,000	15,001,000
Administrative overhead fees	7,126,000	7,237,000
Other income	181,000	82,000
	----------------	----------------
Total revenue	106,342,000	70,986,000
	----------------	----------------
Costs and expenses:
Lease operating expense	22,607,000	15,386,000
Field service expense	13,341,000	11,554,000
Depreciation, depletion and amortization	42,724,000	10,821,000
General and administrative expense	9,942,000	9,129,000
Exploration costs	525,000	647,000
	----------------	----------------
Total costs and expenses	89,139,000	47,537,000
	----------------	----------------
Gain on sale and exchange of assets	581,000	3,029,000
	----------------	----------------
Income from operations	17,784,000	26,478,000

Other income and expense:
Less interest expense	7,485,000	1,598,000
Add interest income	558,000	256,000
	----------------	----------------

Income before provision for income taxes	10,497,000	25,136,000
Provision for income taxes	3,779,000	9,229,000
	----------------	----------------
Net income	$6,718,000	$15,907,000
	=========	=========

Basic income per common share	$2.11	$4.84
Diluted income per common share	$1.71	$3.93

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation Consolidated Statements of Operations Three Months Ended September 30, 2007 and 2006 (Unaudited)
	2007	2006
Revenue:
Oil and gas sales	$33,212,000	$16,996,000
Field service income	6,369,000	5,195,000
Administrative overhead fees	2,314,000	2,528,000
Other income	15,000	14,000
	----------------	----------------
Total revenue	41,910,000	24,733,000
	----------------	----------------
Costs and expenses:
Lease operating expense	7,810,000	5,790,000
Field service expense	4,291,000	3,973,000
Depreciation, depletion and amortization	22,124,000	3,530,000
General and administrative expense	3,152,000	2,448,000
Exploration costs	106,000	51,000
	----------------	----------------
Total costs and expenses	37,483,000	15,792,000
	----------------	----------------
Gain(loss) on sale and exchange of assets	(30,000)	2,925,000
	----------------	----------------
Income from operations	4,397,000	11,866,000

Other Income and expense:
Less interest expense	3,333,000	937,000
Add interest income	141,000	109,000
	----------------	----------------

Income before provision for income taxes	1,205,000	11,038,000
Provision for income taxes	434,000	4,429,000
	----------------	----------------
Net income	$771,000	$6,609,000
	=========	=========

Basic income per common share	$0.24	$2.02
Diluted income per common share	$0.20	$1.64

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation
Consolidated Statement of Stockholders' Equity
Nine Months Ended September 30, 2007
(Unaudited)

	Common Stock		Paid In	Retained	Accumulated Income Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income/(Loss)	Stock	Total

Balance at December 31, 2005	7,694,970	$ 769,000	$ 11,024,000	$ 48,608,000	--	$ (20,665,000)	$ 39,736,000
Purchased 110,990 shares of
common stock						(7,314,000)	(7,314,000)
Net income				18,300,000			18,300,000
Other comprehensive income, net of taxes					3,976,000		3,976,000
	-------------	---------	--------------	---------------	--------------	---------------	---------------
Balance at December 31, 2006	7,694,970	$ 769,000	$ 11,024,000	$ 66,908,000	$ 3,976,000	$ (27,979,000)	$ 54,698,000
Purchased 66,874 shares of
Common stock						(3,669,000)	(3,669,000)
Net income				6,718,000			6,718,000
Other comprehensive income(loss), net of taxes					(1,618,000)		(1,618,000)
	-------------	---------	--------------	--------------	--------------	--------------	---------------

Balance at September 30, 2007	7,694,000	$ 769,000	$ 11,024,000	$ 73,626,000	$ 2,358,000	$ (31,648,000)	$ 56,129,000
	=======	======	=========	========	=======	=========	=========

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation Consolidated Statements of Cash Flows Nine Months Ended September 30, 2007 and 2006 (Unaudited)
	2007	2006
Cash flows from operating activities:
Net income	$6,718,000	$15,907,000
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, depletion, amortization and accretion on discounted liabilities	42,724,000	13,703,000
Dry hole and abandonment expense	318,000	510,000
Gain on sale of properties	(581,000)	(3,029,000)
Non-cash incentive compensation expense	--	1,313,000
Provision for deferred income taxes	3,635,000	8,064,000

Changes in assets and liabilities:
(Increase) decrease in accounts receivable	10,991,000	(7,322,000)
(Increase) decrease in due from related parties	542,000	281,000
(Increase) decrease in inventories	606,000	(1,458,000)
(Increase) decrease in prepaid expenses and other assets	(56,000)	5,387,000
Increase (decrease) in accounts payable	(5,526,000)	(4,753,000)
Increase (decrease) in accrued liabilities	3,988,000	(1,228,000)
Increase (decrease) in due to related parties	1,011,000	549,000
	---------------	---------------
Net cash provided by operating activities:	64,370,000	27,924,000
	---------------	---------------
Cash flows from investing activities:
Capital expenditures, including exploration expense	(92,637,000)	(72,408,000)
Proceeds from sale of property and equipment	581,000	3,029,000
	---------------	---------------
Net cash used in investing activities	(92,056,000)	(69,379,000)
	---------------	---------------
Cash flows from investing activities:
Purchase of treasury stock	(3,669,000)	(5,235,000)
Increasing long-term bank debt and other long-term obligations	83,574,000	115,670,000
Repayment in long-term bank debt and other long-term obligations	(64,710,000)	(64,095,000)
	---------------	---------------
Net cash provided by financing activities	15,195,000	46,340,000
	---------------	---------------
Net increase(decrease) in cash and cash equivalents	(12,491,000)	4,885,000

Cash and cash equivalents at the beginning of the period	24,653,000	11,119,000
	--------------	--------------
Cash and cash equivalents at the end of the period	$12,162,000	$16,004,000
	=========	=========

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

September 30, 2007

(1) Interim Financial Statements:

The accompanying consolidated financial statements of PrimeEnergy Corporation, with the exception of the consolidated balance sheet at December 31, 2006, have not been audited by independent public accountants. In the opinion of management, the accompanying financial statements reflect all adjustments necessary to present fairly our financial position at September 30, 2007 and our income and cash flows for the nine and three months ended September 30, 2007 and 2006. All such adjustments are of a normal recurring nature. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation. The results for interim periods are not necessarily indicative of annual results.

Recently Issued Accounting Pronouncements

In May 2007, the FASB issued Staff Position (FSP) No. FIN 48-1, "Definition of Settlement in FASB Interpretation No. 48," which amends FIN 48 and provides guidance concerning how an entity should determine whether a tax position is "effectively," rather than the previously required "ultimately," settled for the purpose of recognizing previously unrecognized tax benefits. In addition, FSP No. FIN 48-1 provides guidance on determining whether a tax position has been effectively settled. The guidance in FSP No. FIN 48-1 is effective upon the initial January 1, 2007 adoption of FIN 48. Companies that have not applied this guidance must retroactively apply the provisions of this FSP to the date of the initial adoption of FIN 48. The Company has adopted FSP No. FIN 48-1 and no retroactive adjustments are necessary.

In April 2007, the FASB issued FSP No. FIN 39-1, "Amendment of FASB Interpretation No. 39," to amend FIN 39, "Offsetting of Amounts Related to Certain Contracts." The terms "conditional contracts" and "exchange contracts" used in FIN 39 have been replaced with the more general term "derivative contracts." In addition, FSP No. FIN 39-1 permits the offsetting of recognized fair values for the right to reclaim cash collateral or the obligation to return cash collateral against fair values of derivatives under certain circumstances, such as under master netting arrangements. Additional disclosure is also required regarding a Company's accounting policy with respect to offsetting fair value amounts. The guidance in FSP No. FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early application allowed. The effects of initial adoption should be recognized as a change in accounting principle through retrospective application for all periods presented. The Company does not believe that the adoption of FSP No. FIN 39-1 will have a material impact on its financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115," which permits companies to choose, at specified dates, to measure certain eligible financial instruments at fair value. The objective of this Statement is to reduce volatility in preparer reporting that may be

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

September 30, 2007

Recently Issued Accounting Pronouncements (continued)

caused as a result of measuring related financial assets and liabilities differently and to expand the use of fair measurements. The provisions of the Statement apply only to entities that elect to use the fair value option and to all entities with available-for-sale and trading securities. Additional disclosures are also required for instruments for which the fair value option is elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. No retrospective application is allowed, except for companies that choose to adopt early. At the effective date, companies may elect the fair value option for eligible items that exist at that date, and the effect of the first remeasurement to fair value must be reported as a cumulative-effect adjustment to the opening balance of retained earnings. The Company is currently evaluating what impact, if adopted, SFAS No. 159 may have on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which establishes a formal framework for measuring fair values of assets and liabilities in financial statements that are already required by United States generally accepted accounting principles (GAAP) to be measured at fair value. SFAS No. 157 clarifies guidance in FASB Concepts Statement (CON) No. 7 which discusses present value techniques in measuring fair value. Additional disclosures are also required for transactions measured at fair value. No new fair value measurements are prescribed, and SFAS No. 157 is intended to codify the several definitions of fair value included in various accounting standards. However, the application of this Statement may change current practices for certain companies. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating what impact SFAS No. 157 may have on its financial position or results of operations.

(2) Significant Acquisitions, Dispositions and Property Activity

As more fully described in Note 8, the Company is committed to offer to repurchase the interests of the partners and trust unit holders in certain of the Partnerships. The Company purchased such interests in an amount totaling $306,000 for the nine months ending September 30, 2007 and $526,000 for the year ending December 31, 2006. The Company's proportionate share of assets, liabilities and results of operations related to the interests in the Partnerships are included in the consolidated financial statements.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

September 30, 2007

(3) Restricted Cash and Cash Equivalents:

Restricted cash and cash equivalents include $3,574,000 and $2,528,000 at September 30, 2007 and December 31, 2006, respectively, of cash primarily pertaining to undistributed royalty payments. There were corresponding accounts payable recorded at September 30, 2007 and December 31, 2006 for these liabilities.

(4) Additional Balance Sheet Information

Certain balance sheet amounts are comprised of the following:

	September 30, 2007	December 31, 2006
Accounts Receivable:
Joint Interest Billing	$4,652,000	$13,054,000
Trade Receivables	2,514,000	2,367,000
Oil and Gas Sales	13,938,000	8,764,000
Income Tax Receivable	785,000	3,023,000
Other	454,000	5,912,000
	---------------	----------------
	$22,343,000	$33,120,000
Less, Allowance for doubtful accounts	(364,000)	(150,000)
	--------------	----------------
	$21,979,000	$32,970,000
	=========	=========
Accounts Payable:
Trade	$19,702,000	$34,324,000
Royalty and other owners	7,663,000	6,232,000
Other	1,913,000	2,102,000
	----------------	----------------
Total	$29,278,000	$42,658,000
	=========	=========
Accrued Liabilities:
Compensation and related expenses	$4,709,000	$1,584,000
Property Cost	2,608,000	16,188,000
Income Tax	--	270,000
Well insurance and other	3,828,000	3,988,000
	---------------	----------------
Total	$11,144,000	$22,030,000
	=========	=========

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

September 30, 2007

(5) Property and Equipment:

Property and equipment at September 30, 2007 and December 31, 2006 consisted of the following:

	September 30,	December 31,
	2007	2006
Proved oil and gas properties, at cost	$350,829,000	$284,698,000
Unproved oil and gas properties, at cost	4,967,000	5,047,000
Less, accumulated depletion
And depreciation	(118,952,000)	(78,005,000)
	----------------	---------------
	$236,844,000	$211,740,000

Field service equipment and other	17,940,000	15,934,000
Less, accumulated depreciation	(9,459,000)	(8,492,000)
	----------------	---------------
	$8,481,000	$7,442,000
	----------------	---------------
Total net property and equipment	$245,325,000	$219,182,000
	=========	=========

Total interest costs incurred during the first nine months of 2007 was $7,485,000. Of this amount, the Company capitalized $1,922,000. Capitalized interest is included as part of the cost of oil and gas properties. The capitalized rates are based upon the Company's weighted-average cost of borrowings used to finance the expenditures.

(6) Long-Term Bank Debt:

The Company currently has credit facilities totaling $360 million, consisting of a $200 million credit facility through Guaranty Bank (the offshore facility) and a $160 million credit facility through a syndicate of banks led by Guaranty Bank (the onshore facility). The credit facilities mature in 2009. Availability under the credit facilities is based on the loan value assigned to Prime's oil and gas properties. At September 30, 2007, the borrowing base and outstanding balance were $89 million and $83.96 million, respectively, under the onshore credit facility at a weighted average interest rate of 7.70%. The borrowing base and outstanding balance on the offshore credit facility was $71 million, at a weighted average interest rate of 9.91%.

The determination of the borrowing base is made by the lenders taking into consideration the estimated value of Prime's oil and gas properties in accordance with the lenders customary practices for oil and gas loans. This process involves reviewing Prime's estimated proved reserves and their valuation. The borrowing base is re-determined semi-annually, and the available borrowing amount could be increased or decreased as a result of such re-determinations. In addition, Prime and the lenders each have discretion at any time to have the borrowing base re-determined. A revision to

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

September 30, 2007

(6) Long-Term Bank Debt continued:

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

The combined average interest rates paid on outstanding borrowings subject to interest at the bank's base rate and on outstanding borrowings bearing interest based upon the LIBO rate were 8.73% during the first nine months of 2007 as compared to 7.94% during the same period of 2006. Outstanding borrowings were $154,960,000 as of September 30, 2007 and $136,460,000 as of December 31, 2006.

(7) Other Long-Term Obligations and Commitments:

Operating Leases:

The Company has several non-cancelable operating leases, primarily for rental of office space, that have a term of more than one year.

Operating Leases
2007	144,000
2008	529,000
2009	525,000
2010	30,000
Thereafter	--
-----------------
Total minimum payments	$1,228,000
==========

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

September 30, 2007

(7) Other Long-Term Obligations and Commitments continued:

Asset Retirement Obligation:

A reconciliation of our liability for plugging and abandonment costs for the nine months ended September 30, 2007 and the year ended December 31, 2006 is as follows:

	September 30, 2007	December 31, 2006
Asset retirement obligation beginning of period	$6,440,000	$2,594,000
Liabilities incurred	363,000	3,033,000
Liabilities settled	(364,000)	(348,000)
Accretion expense	333,000	125,000
Change in estimate	259,000	1,036,000
	---------------	---------------
Asset retirement obligation end of period	$7,031,000	$6,440,000
	========	=========

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

Accretion expense is included in depreciation, depletion and amortization on the Company's consolidated statement of operations.

Field equipment commitments:

During the fourth quarter, the Company expended funds totaling $150,000 towards the purchase of field equipment with additional payments of approximately $460,000 due during the first quarter of 2008.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

September 30, 2007

(8) Contingent Liabilities:

The Company, as managing general partner of the affiliated Partnerships, is responsible for all Partnership activities, including the drilling of development wells and the production and sale of oil and gas from productive wells. The Company also provides the administration, accounting and tax preparation work for the Partnerships, and is liable for all debts and liabilities of the affiliated Partnerships, to the extent that the assets of a given limited Partnership are not sufficient to satisfy its obligations. As of September 30, 2007, the affiliated Partnerships have established cash reserves in excess of their debts and liabilities and the Company believes these reserves will be sufficient to satisfy Partnership obligations.

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

(9) Stock Options and Other Compensation:

In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. At September 30, 2007 and 2006, options on 767,500 were outstanding and exercisable at prices ranging from $1.00 to $1.25.

(10) Related Party Transactions:

PrimeEnergy Management Corporation (PEMC) acts as the managing general partner, providing administration, accounting and tax preparation services for the Partnerships. Certain directors have limited and general partnership interests in several of these Partnerships. As the managing general partner in each of the Partnerships, PEMC receives approximately 5% to 15% of the net revenues of each Partnership as a carried interest in the Partnerships properties. As more fully described in Note 8, the Company is committed to offer to repurchase the interests of the partners and trust unit holders in certain of the Partnerships. The Company purchased such interests in an amount totaling $306,000 for the nine months ended September 30, 2007 and $526,000 for the year ending December 31, 2006.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

September 30, 2007

(10) Related Party Transactions (continued):

Treasury stock purchases as of September 30, 2007 and for the year ended December 31, 2006, included shares acquired from related parties. Purchases from related parties include a total of 24,000 shares for a consideration of $1,320,000 in 2007 and for the year 2006 a total of 40,255 shares were purchased for a total consideration of $2,623,500.

The Partnership agreements allow PEMC to receive reimbursement for property acquisition and development costs and general and administrative overhead, incurred on behalf of the Partnerships.

Due to related parties primarily represents receipts collected by the Company as agent, for oil and gas sales net of expenses. The amount of such receipts due the affiliated Partnerships was $1,487,000 and $477,000 at September 30, 2007 and December 31, 2006, respectively.

Receivables from related parties consist of reimbursable general and administrative costs, lease operating expenses and reimbursement for property development and related costs. Due from related parties was $113,000 at September 30, 2007 and $655,000 at December 31, 2006.

(11) Derivative Instruments and Hedging Activity:

The Company periodically enters into derivative commodity instruments to hedge its exposure to price fluctuations on natural gas and crude oil production. At September 30, 2007, the Company had fourteen cash flow hedges open: six natural gas price swap arrangements and eight crude oil collar arrangement. At September 30, 2007, $3,685,000 ($2,358,000 net of tax) unrealized gain was recorded in Accumulated Other Comprehensive Income/(Loss). The unrealized gain was reported as $3,505,000 short term and $591,000 long term derivative asset and $404,000 short term and $7,000 long term derivative liability. The change in the fair value of derivatives designated as hedges that is effective is initially recorded to Accumulated Other Comprehensive Income/(Loss). The ineffective portion, if any, of the change in the fair value of derivatives designated as hedges, and the change in fair value of all other derivatives, is recorded currently in earnings as a component of Natural Gas Production and Crude Oil and Condensate Revenue, as appropriate.

Assuming no change in commodity prices, after September 30, 2007, the Company would expect to reclassify to the Statement of Operations, over the next 12 months, $1,983,000 in after-tax income associated with commodity hedges. This reclassification represents the net short-term receivable associated with open positions currently not reflected in earnings at September 30, 2007 related to anticipated 2007 and future year production.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

September 30, 2007

(11) Derivative Instruments and Hedging Activity (continued):

At September 30, 2007, we had open crude oil price collar contracts covering our 2007 through 2010 production as follows:

	Crude Oil Price Collar
Contract Period	Volume In Mbbl	Weighted Average Price Floor/Ceiling/Third Tier (per Bbl)	Net Unrealized (Loss)/Gain (In thousands)
Fourth Quarter 2007	25	$65/ $79.25/ $100.00	$ (124,000)
Fourth Quarter 2007	57	$60/ $79.35	--
Year 2007	82		$ (124,000)
			======
First Quarter 2008	23	$65/ $79.25/ $100.00	$ (74,000)
First Quarter 2008	51	$60/ $81.25	--
First Quarter 2008	15	$60/ $78	--
Second Quarter 2008	21	$65/ $79.25/ $100.00	(41,000)
Second Quarter 2008	51	$60/ $81.25	--
Second Quarter 2008	15	$60/ $78	--
Third Quarter 2008	20	$65/ $79.25/ $100.00	(20,000)
Third Quarter 2008	51	$60/ $81.25	--
Third Quarter 2008	15	$60/ $78	--
Fourth Quarter 2008	18	$65/ $79.25/ $100.00	(4,000)
Fourth Quarter 2008	51	$60/ $81.25	--
Fourth Quarter 2008	15	$60/ $78	--
Full Year 2008	346		$ (169,000)
			======
First Quarter 2009	51	$60 $79.70
First Quarter 2009	6	$60/ $77.75
Second Quarter 2009	17	$60/ $79.70
Second Quarter 2009	38	$60/ $77.40
Second Quarter 2009	2	$60/ $77.75
Third Quarter 2009	57	$60/ $77.40
Fourth Quarter 2009	57	$60/ $77.40	$ --
Full Year 2009	228		=====

First Quarter 2010	51	$65/ $80.90
Second Quarter 2010	51	$65/ $80.90
Third Quarter 2010	51	$65/ $80.90
Fourth Quarter 2010	51	$65/ $80.90	$ --
Full Year 2010	204		=====

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

September 30, 2007

(11) Derivative Instruments and Hedging Activity (continued):

At September 30, 2007, we had open natural gas price swap contracts covering our 2007 through 2009 production as follows:

	Natural Gas Price Swaps
Contract Period	Volume In MMBTU	Weighted average Price (per MBTU)	Net Unrealized Gain(loss) (In thousands
Fourth Quarter 2007	1,025	9.20	1,048
Year 2007	1,025	$ 9.20	$ 1,048
	====	===	====
First Quarter 2008	980	$ 8.99	$ 671
Second Quarter 2008	1,005	8.51	332
Third Quarter 2008	1,005	8.51	191
Fourth Quarter 2008	1,005	8.51	(111)
Full Year 2008	3,995	$ 8.63	$ 1,083
	=====	=====	=====
First Quarter 2009	975	$ 9.76	$ 489
Full Year 2009	975	$ 9.76	$ 489
	=====	=====	=====

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

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

September 30, 2007

(12) Income Per Share continued:

The following reconciles amounts reported in the financial statements:

	Nine Months Ended			Nine Months Ended
	September 30, 2007			September 30 , 2006
	Net Income	Number of	Per Share	Net	Number of	Per Share
		Shares	Amount	Income	Shares	Amount
Net income per
common share	$6,718,000	3,184,363	$2.11	$15,907,000	3,289,250	$4.84
Effect of dilutive
securities:
Options		752,988			755,880
	-----------	-------------	------	-----------	-------------	--------
Diluted net income
per common share	$6,718,000	3,937,351	$1.71	$15,907,000	4,095,130	$3.93
	=========	=========	====	=========	=========	=====

	Three Months Ended			Three Months Ended
	September 30, 2007			September 30, 2006
	Net Income	Number of	Per Share	Net	Number of	Per Share
		Shares	Amount	Income	Shares	Amount
Net income per
common share	$771,000	3,167,893	$0.24	$6,609,000	3,263,987	$2.02
Effect of dilutive
securities:
Options		752,785			755,880
	-------------	--------------	--------	-------------	--------------	--------
Diluted net income
per common share	$771,000	3,920,678	$0.20	$6,609,000	4,019,867	$1.64
	=========	========	=====	=========	========	=====

PrimeEnergy Corporation

September 30, 2007

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the financial statements of the Company and notes thereto. The Company's subsidiaries are defined in Note 1 of the financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow provided by operations for the nine month period ended September 30, 2007 was $64,370,000. The Company has the ability to supplement cash requirements with borrowings under credit agreements maintained with the Company's lenders.

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

As of September 30, 2007, the Company had net capitalized costs related to oil and gas properties of $236.84 million, including $4.96 million of undeveloped properties. Additions during the first nine months of 2007 totaled $66.13 million.

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

PrimeEnergy Corporation

September 30, 2007

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The Company currently maintains two credit facilities totaling $360 million, with a combined current borrowing base of $160 million. Due to the short life of the offshore properties, cashflow from Prime Offshore is being committed to paydown amounts outstanding on the Prime Offshore credit facility which currently has a borrowing base of $71 million. The bank reviews the borrowing base semi-annually and, at their discretion, may decrease or propose an increase to the borrowing base relative to a re-determined estimate of proved oil and gas reserves. Our oil and gas properties are pledged as collateral for the line of credit and we are subject to certain financial covenants defined in the agreement. We are currently in compliance with these financial covenants. If we do not comply with these covenants on a continuing basis, the lenders have the right to refuse to advance additional funds under the facility and/or declare all principal and interest immediately due and payable.

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

RESULTS OF OPERATIONS

Revenues and net income during the nine and three month periods ended September 30, 2007, as compared to the same periods in 2006 reflect the increased oil and gas sales, presented below, offset by exploration costs and depreciation and depletion of oil and gas properties.

	Nine months Ended			Three Months Ended
	September 30,			September 30,
	-----------------------------------------------------			-----------------------------------------------------
			Increase /			Increase /
	2007	2006	(Decrease)	2007	2006	(Decrease)

Barrels of Oil Produced	366,000	288,000	78,000	139,000	104,000	35,000
Average Price Received	$62.61	$63.80	$(1.19)	$71.19	$67.47	$3.72
	---------------	---------------	--------------	---------------	---------------	--------------
Oil Revenue	$22,915,000	$18,374,000	$ 4,541,000	$ 9,896,000	$ 7,017,000	$ 2,879,000
	---------------	---------------	--------------	---------------	---------------	--------------

MCF of Gas Produced	7,843,000	4,318,000	3,525,000	3,517,000	1,492,000	2,025,000
Average Price Received	$7.39	$7.02	$0.37	$6.63	$6.69	$(0.06)
	---------------	---------------	--------------	---------------	---------------	--------------
Gas Revenue	$57,969,000	$30,292,000	$27,677,000	$23,316,000	$ 9,979,000	$13,337,000
	---------------	---------------	--------------	---------------	---------------	--------------
Total Oil & Gas Revenue	$80,884,000	$48,666,000	$32,218,000	$33,212,000	$16,996,000	$16,216,000
	========	========	========	========	========	========

PrimeEnergy Corporation

September 30, 2007

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Oil and gas prices received excluding the impact of derivatives were;

	Nine months Ended			Three Months Ended
	September 30,			September 30,
	-----------------------------------------------------			-----------------------------------------------------
			Increase /			Increase /
	2007	2006	(Decrease)	2007	2006	(Decrease)

Oil Price	$ 61.83	$63.80	$ (1.97)	$71.24	$67.47	$ 3.77
Gas Price	$ 6.70	$ 7.02	$ (0.32)	$ 6.18	$ 6.69	$ (0.51)

The increase in oil production in both the three month and nine month is periods related to the successful results in our onshore drilling program. The increase in gas production is both the three month and nine month periods is related to production from our offshore wells drilled during 2006.

Lease operating expense for the nine months of 2007 increased by $7,221,000 compared to 2006 reflecting the additional producing activity discussed above.

Depreciation, depletion and amortization (DD&A) expense increased to $42.72 million in 2007 compared to $10.82 million in 2006. The increase in the composite DD&A rate for all of the Company's producing fields for the three and nine months ended September 30, 2007, compared to the 2006 periods, resulted primarily from an increase in the percentage of the Company's production coming from fields that have DD&A rates that are higher than the Company's recent historical composite DD&A rate, principally offshore wells drilled during 2006.  The Company currently expects its average DD&A rate to increase from the 2006 rate over the remainder of 2007, as the effects of the higher rate offshore properties have a greater impact on the Company's overall production profile.

General and administrative expenses and exploration costs remained flat in the first nine months of 2007 as compared to 2006.

Field Service income and expense for the nine months of 2007 increased $3,150,000 and $1,787,000, respectively, compared to 2006. These increases reflect higher utilization of equipment including recently refurbished equipment being placed in service.

Gain on sale decreased in 2007 as compared to the same period in 2006 by $2,448,000. The majority of gain in the third quarter of 2006 was associated with a one time sale of property in that quarter.

PrimeEnergy Corporation

September 30, 2007

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk on its line of credit, which has variable rates based upon the lenders base rate, as defined, and the London Inter-Bank Offered rate. Based on the weighted average balances outstanding during the second quarter of 2007, a hypothetical 2.5% increase in the applicable interest rates would have increased interest expense for the nine months ended September 30, 2007 by approximately $2,779,000.

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

PrimeEnergy Corporation

September 30, 2007

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

September 30, 2007

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, the Company is party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, management does not expect these matters to have a materially adverse effect on the financial position or results of operations of the Company.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2007, the Company purchased the following shares of common stock as treasury shares.

2007 Month	Number of Shares	Average Price Paid per share	Maximum Number of Shares that May Yet Be Purchased Under The Plan (1)
January	40	$ 57.29	365,854
February	2,986	54.65	362,868
March	19,478	55.64	343,390
April	3,000	55.05	340,390
May	8,000	55.00	332,390
June	10,000	55.45	322,390
July	11,000	55.02	311,390
August	12,282	55.00	299,108
September	88	55.05	299,020
Total/Average	66,874	$54.86

(1) In December 1993, we announced that our board of directors authorized a stock repurchase program whereby we may purchase outstanding shares of our common stock from time-to-time, in open market transactions or negotiated sales. A total of 2,700,000 shares have been authorized, to date, under this program. On November 10, 2006, the board of Directors authorized the Company to purchase up to an additional 300,000 shares of its Common Stock. Through September 30, 2007 a total of 2,400,900 under this program for $28,368,000 at an average price of $11.82 per share. Additional purchases of shares may occur as market conditions warrant. We expect future purchases will be funded with internally generated cash flow or from working capital.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

PrimeEnergy Corporation

September 30, 2007

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS AND REPORTS ON FORM 8K

No reports on form 8K were filed by the Company during the nine months ended September 30, 2007.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PrimeEnergy Corporation
(Registrant)

November 14, 2007	/s/ Charles E. Drimal, Jr.
(Date)	------------------------------
Charles E. Drimal, Jr.
President
Principal Executive Officer

November 14, 2007	/s/ Beverly A. Cummings
(Date)	-------------------------------
Beverly A. Cummings
Executive Vice President
Principal Financial and Accounting Officer