Form 10-K
period 2007-12-31
PRIMEENERGY CORP
filed 2008-03-27
CIK 56868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ________to ______

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

Common Stock, par value $.10 per share

(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 of Section 15 (d) of the Act. Yes  ☐    No  ☒

Indicate whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The aggregate market value of the voting stock of the Registrant held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of the last business day of the Registrant’s most recently completed second fiscal quarter, was $36,534,839.

The number of shares outstanding of each class of the Registrant’s Common Stock as of March 21, 2008, was: 3,075,079 shares, Common Stock, $0.10 par value,

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement to be furnished to stockholders in connection with its Annual Meeting of Stockholders to be held in June 2008, are incorporated by reference in Part III hereof.

PrimeEnergy Corporation

FORM 10-K ANNUAL REPORT

For the Fiscal Year Ended

December 31, 2007

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

The Company is engaged in the oil and gas business through the acquisition, exploration, development, and production of crude oil and natural gas. The Company’s properties are located primarily in Texas, Oklahoma, West Virginia, the Gulf of Mexico, New Mexico, Colorado and Louisiana. The Company, through its subsidiaries Prime Operating Company, Southwest Oilfield Construction Company, Eastern Oil Well Service Company and EOWS Midland Company, acts as operator and provides well servicing support operations for many of the onshore oil and gas wells in which the Company has an interest, as well as for third parties. The Company owns and operates properties in the Gulf of Mexico through its subsidiary Prime Offshore L.L.C., formerly F-W Oil Exploration L.L.C. The Company is also active in the acquisition of producing oil and gas properties through joint ventures with industry partners. The Company’s subsidiary, PrimeEnergy Management Corporation (“PEMC”), acts as the managing general partner of 18 oil and gas limited partnerships (the “Partnerships”), and acts as the managing trustee of two asset and income business trusts (“the Trusts”).

Exploration, Development and Recent Activities

The Company’s activities include development and exploratory drilling. The Company’s strategy is to develop a balanced portfolio of drilling prospects that includes lower risk wells with a high probability of success and higher risk wells with greater economic potential.

As of December 31, 2007, the Company had net capitalized costs related to oil and gas properties of $233.2 million, including $4.5 million of undeveloped properties. Total expenditures for the acquisition, exploration and development of the Company’s properties during 2007 were $103.8 million of which $633,000 related to exploration costs expensed during 2007. Proved reserves as of December 31, 2007, were 87 BCFe of gas which consisted of 90% proved developed reserves and 10% proved undeveloped reserves.

For 2008 we have budgeted $60 million for exploration and development in our core operating areas. As of March, 2008, the Company has committed approximately $11 million on wells in these areas that have been spudded since January 1, 2008.

Significant 2007 activity

During 2007, we participated in drilling a total of 31 gross wells, 30 successful wells and 1 dry hole.

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

Summaries of the Company’s oil and gas drilling activities, oil and gas production, and undeveloped leasehold, mineral and royalty interests are set forth under Item 2., “Properties,” below. Summaries of the Company’s oil and gas reserves, future net revenue and present value of future net revenue are also set forth under Item 2., “Properties - Reserves” below.

Well Operations

The Company’s operations are conducted through a central office in Houston, Texas, and district offices in Houston and Midland, Texas, Oklahoma City, Oklahoma, and Charleston, West Virginia. The Company currently operates 1,580 oil and gas wells, 417 through the Houston office, 219 through the Midland office, 446 through the Oklahoma City office and 498 through the Charleston, West Virginia office. Substantially all of the wells operated by the Company are wells in which the Company has an interest.

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

PEMC, as managing general partner of the Partnerships and managing trustee of the Trusts, is responsible for all Partnership and Trust activities, the drilling of development wells and the production and sale of oil and gas from productive wells. PEMC also provides administration, accounting and tax preparation for the Partnerships and Trusts. PEMC is liable for all debts and liabilities of the Partnerships and Trusts, to the extent that the assets of a given limited partnership or trust are not sufficient to satisfy its obligations. The Company stopped sponsoring partnerships and trusts in 1992. Today there are only 18 partnerships and two trusts remaining. The aggregate number of limited partners in the Partnerships and beneficial owners of the Trusts now administered by PEMC is approximately 2,680. This number, as well as the number of remaining partnerships noted above, has decreased in recent years as the Company continues to buy back limited partner interests.

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

Oil Purchasers:
Texon Distributing L.P.	26%
Plains All American Inc.	59%
Gas Purchasers:
Unimark LLC	11%
Cokinos Energy Corporation	61%

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

Naturally Occurring Radioactive Materials (“NORM”). NORM are materials not covered by the Atomic Energy Act, whose radioactivity is enhanced by technological processing such as mineral extraction or processing through exploration and production conducted by the oil and natural gas industry. NORM wastes are regulated under the RCRA framework, but primary responsibility for

NORM regulation has been a state function. Standards have been developed for worker protection, treatment, storage and disposal of NORM waste, management of waste piles, containers and tanks, and limitations upon the release of NORM contaminated land for unrestricted use. We believe that our operations are in material compliance with all applicable NORM standards established by the states, as applicable.

Employees

At March 2008, the Company had 233 full-time and 12 part-time employees, 20 of whom were employed by the Company at its principal offices in Stamford, Connecticut, 28 in Houston, Texas, at the offices of Prime Operating Company, Eastern Oil Well Service Company, EOWS Midland Company and Prime Offshore L.L.C., and 197 employees who were primarily involved in the district operations of the Company in Houston and Midland, Texas, Oklahoma City, Oklahoma and Charleston, West Virginia.

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

Reserve engineering is a subjective process of estimating underground accumulations of natural gas and crude oil that cannot be measured in an exact manner. The process of estimating quantities of proved reserves is complex and inherently uncertain, and the reserve data included in this document are only estimates. The process relies on interpretations of available geologic, geophysic, engineering and production data. As a result, estimates of different engineers may vary. In addition, the extent, quality and reliability of this technical data can vary. The differences in the reserve estimation process are substantially due to the geological conditions in which the wells are drilled. The process also requires certain economic assumptions, some of which are mandated by the SEC, such as natural gas and oil prices. Additional assumptions include drilling and operating expenses, capital expenditures, taxes and availability of funds. The accuracy of a reserve estimate is a function of:

•	the quality and quantity of available data;

•	the interpretation of that data;

•	the accuracy of various mandated economic assumptions; and

•	the judgment of the persons preparing the estimate.

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

The following table sets forth the exploratory and development drilling experience with respect to wells in which the Company participated during the five years ended December 31, 2007.

	2007		2006		2005		2004		2003
	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Exploratory:
Oil	—	—	—	—	1.500		2.400		—	—
Gas	—	—	5	3.750	11	3.510	10	2.850	4	1.565
Dry	1.375		1.400		1	1.000	4	1.594	6	1.400
Development:
Oil	30	13.88	41	22.141	17	8.500	—	—	6	2.561
Gas	—	—	28	11.664	15	7.790	7	3.993	8	4.478
Dry	—	—	—	—	4	2.410	2	1.594	1.500
Total:
Oil	30	13.88	41	22.141	18	9.000	2.400		6	2.560
Gas	—	—	33	15.414	26	11.300	17	6.843	12	6.042
Dry	1.375		1.400		5	3.410	6	2.722	7	1.900

	31	14.255	75	37.955	49	23.710	25	9.965	25	10.504

Oil and Gas Production

As of December 31, 2007, the Company had ownership interests in the following numbers of gross and net producing oil and gas wells and gross and net producing acres (1).

	Gross	Net
Producing wells (1)
Oil Wells	926	305
Gas Wells	1,186	396
Producing Acres	315,640.83	102,987.18

(1)	A gross well or gross acre is a well or an acre in which a working interest is owned. A net well or net is the sum of the fractional revenue interests owned in gross wells or gross acres. Wells are classified by their primary product. Some wells produce both oil and gas.

The following table shows the Company’s net production of crude oil and natural gas for each of the five years ended December 31, 2007. “Net” production is net after royalty interests of others are deducted and is determined by multiplying the gross production volume of properties in which the Company has an interest by percentage of the leasehold, mineral or royalty interest owned by the Company.

	2007	2006	2005	2004	2003
Oil (barrels)	490,000	379,000	361,000	371,000	370,000
Gas (Mcf)	10,634,000	5,695,000	4,758,000	5,138,000	3,991,000

The following table sets forth the Company’s average sales price per barrel of crude oil and average sales prices per one thousand cubic feet (“Mcf”) of gas, together with the Company’s average production costs per unit of production for the five years ended December 31, 2007.

	2007	2006	2005	2004	2003
Average sales price per barrel	$67.11	61.47	52.91	40.45	28.90
Average sales price Per Mcf	$7.51	6.78	7.33	5.64	4.80
Average production costs per net equivalent barrel (1)	$13.60	15.84	16.10	12.17	12.42

(1)	Net equivalent barrels are computed at a rate of 6 Mcf per barrel.

Undeveloped Acreage

The following table sets forth the approximate gross and net undeveloped acreage in which the Company has leasehold, mineral and royalty interests as of December 31, 2007. “Undeveloped acreage” is that acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves.

	Leasehold Interests		Mineral Interests		Royalty Interests
State	Gross Acres	Net Acres	Gross Acres	Net Acres	Gross Acres	Net Acres
Colorado	22	11	799	23	—	—
Gulf of Mexico	58,837	43,454	—	—	—	—
Montana	—	—	13,984	59	786	5
Nebraska	—	—	2,553	331	—	—
North Dakota	—	—	640	1	—	—
Oklahoma	5,942	3,754	320	1	—	—
Texas	8,388	5,138	680	16	—	—
New Mexico	116	38	—	—	—	—
West Virginia	603	603	—	—	—	—
Wyoming	1,000	125	5,043	35	140	35

TOTAL	74,907	53,123	24,019	466	926	40

Reserves

The Company’s interests in proved developed and undeveloped oil and gas properties have been evaluated by Ryder Scott Company, L.P. for each of the five years ended December 31, 2007. All of the Company’s reserves are located within the continental United States. The following table summarizes the Company’s oil and gas reserves at each of the respective dates (figures rounded):

	Reserve Category
	Proved Developed		Proved Undeveloped		Total
As of 12-31	Oil (bbls)	Gas (Mcf)	Oil (bbls)	Gas (Mcf)	Oil (bbls)	Gas (Mcf)
2003	2,865,000	34,045,000	40,000	4,960,000	2,905,000	39,005,000
2004	2,926,000	37,728,000	6,000	7,142,000	2,932,000	44,870,000
2005	3,504,000	43,976,000	183,000	968,000	3,687,000	44,944,000
2006	4,009,000	66,754,000	219,000	2,479,000	4,228,000	69,233,000
2007	4,648,000	50,741,000	952,000	2,598,000	5,600,000	53,069,000

The estimated future net revenue (using current prices and costs as of those dates) and the present value of future net revenue (at a 10% discount for estimated timing of cash flow) for the Company’s proved developed and proved undeveloped oil and gas reserves at the end of each of the five years ended December 31, 2007, are summarized as follows (figures rounded):

	Proved Developed		Proved Undeveloped		Total
As of 12-31	Future Net Revenue	Present Value Of Future Net Revenue	Future Net Revenue	Present Value 10 Of Future Net Revenue	Future Net Revenue	Present Value 10 Of Future Net Revenue	Present Value 10 Of Future Income Taxes	Standardized Measure of Discounted Cash flow
2003	$141,194,000	85,695,000	22,891,000	17,401,000	164,085,000	103,096,000	29,844,000	73,252,000
2004	$177,916,000	107,116,000	33,484,000	26,796,000	211,400,000	133,912,000	39,501,000	94,411,000
2005	$349,816,000	201,883,000	12,510,000	6,663,000	362,326,000	208,546,000	63,067,000	145,479,000
2006	$360,665,000	242,216,000	13,836,000	7,077,000	374,501,000	249,293,000	50,670,000	198,623,000
2007	$394,168,000	238,165,000	60,392,000	21,062,000	454,560,000	259,227,000	50,749,000	202,478,000

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

The spot price for gas at December 31, 2007 and 2006 was $6.79 and $5.62 per MMBTU, respectively. The range of spot prices during the year 2007 was a low of $5.35 and a high of $8.98 and the average was $6.97. The range during the first quarter of 2008 has been from $5.75 to $9.87, with an average of $8.51. The recent futures market prices have traded above $9.09 per MMBTU.

The NYMEX price for oil at December 31, 2007 and 2006, was $96.01 and $61.06 per barrel, respectively. The range of NYMEX prices during the year 2007 was a low of $50.48 and a high of $98.18 and the average was $71.95. The range during the first quarter of 2008 has been from $86.99 to $110.33, with an average of $97.09. The recent futures market prices have fluctuated around $104.48.

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

Since January 1, 2008, the Company has not filed any estimates of its oil and gas reserves with, nor were any such estimates included in any reports to, any federal authority or agency, other than the Securities and Exchange Commission, except Form EIA-23, Annual Survey of Domestic Oil and Gas Reserves, filed with The Energy Information Administration of the U.S. Department of Energy.

District Information

The following table presents certain reserve, production and well information as of December 31, 2007.

	Appalachian	Gulf Coast	Mid- Continent	West Texas	Offshore	Other	Total
Proved Reserves at Year End (Mmcfe)
Developed	9,489	6,598	22,785	24,118	14,162	1,208	78,360
Undeveloped				8,309			8,309
Total	9,489	6,598	22,785	32,427	14,162	1,208	86,669
Average Daily Production (Mmcfe per day)	2	3	6	7	18	1	37
Gross Wells	732	505	734	324	21	81	2,397
Net Wells	273	170	219	87	11	15	775
Gross Operated Wells	498	332	446	219	17	68	1,580

District Information

Appalachian Region

Our Appalachian activities are concentrated primarily in West Virginia. In this region, our assets include a large acreage position and a high concentration of wells. At December 31, 2007, we had 732 wells (273 net), of which 498 wells are operated by us. There are multiple producing intervals that include the Big Lime, Injun, Blue Monday, Weir, Berea, Gordon and Devonian Shale formations at depths primarily ranging from 1,600 to 5,600 feet. Average net daily production in 2007 was 1,864 Mcfe. While natural gas production volumes from Appalachian reservoirs are relatively low on a per-well basis compared to other areas of the United States, the productive life of Appalachian reserves is relatively long. At December 31, 2007, we had 9.5 Bcfe of proved reserves (substantially all natural gas) in the Appalachian region, constituting 11% of our total proved reserves. This region is managed from our office in Charleston, West Virginia.

Gulf Coast Region

Our development, exploitation, exploration and production activities in the Gulf Coast region are primarily concentrated in Louisiana, southeast Texas and south Texas. This region is managed from our office in Houston. Principal producing intervals are in the Marg Tex, Wilcox, Pettit, Glenrose, Woodbine, San Miguel, Olmos, and Yegua formations at depths ranging from 3,000 to 12,500 feet. We had 504 wells (170 net) in the Gulf Coast region as of December 31, 2007, of which 332 wells are operated by us. Average daily production in 2007 was 3,346 Mcfe. At December 31, 2007, we had 6.6 Bcfe of proved reserves (66% natural gas) in the Gulf Coast region, which represented 8% of our total proved reserves.

Mid-Continent Region

Our Mid-Continent activities are concentrated in central Oklahoma. As of December 31, 2007, we had 734 wells (219 net) in the Mid-Continent area, of which 446 wells are operated by us. Principal producing intervals in the Mid-Continent are in the Roberson, Avant, Skinner, Sycamore, Bromide, McLish, Hunton, Mississippian, Oswego, Red Fork, and Chester formations at depths ranging from 1,100 to 10,500 feet. Average net daily production in 2007 was 6,358 Mcfe. At December 31, 2007, we had 22.8 Bcfe of proved reserves (60% natural gas) in the Mid-Continent area, or 26% of our total proved reserves. This region is managed from our office in Oklahoma City.

West Texas Region

Our West Texas activities are concentrated in the Permian Basin in Texas and New Mexico. As of December 31, 2007, we had 324 wells (87 net) in the West Texas area, of which 219 wells are operated by us. Principal producing intervals in the West Texas are in the Spraberry, Wolfcamp and San Andres formations at depths ranging from 5,500 to 12,500 feet. Average net daily production in 2007 was 6,993 Mcfe. At December 31, 2007, we had 32.4 Bcfe of proved reserves (33% natural gas) in the West Texas area, or 37% of our total proved reserves. This region is managed from our office in Midland, Texas.

Offshore Gulf of Mexico

Our development, exploitation, exploration and production activities in the Offshore Gulf of Mexico are primarily concentrated in the western gulf area in shallow water. This region is managed from our office in Houston. Principal producing intervals are in the Pleistocene to Miocene formations at depths ranging from 750 to 12,500 feet. We had 21 wells (11 net) in the Offshore Gulf of Mexico region as of December 31, 2007, of which 17 wells are operated by us. Average daily production in 2007 was 18,229 Mcfe. At December 31, 2007, we had 14.2 Bcfe of proved reserves (substantially all natural gas) in the Offshore Gulf of Mexico region, which represented 16% of our total proved reserves.

Acreage subject to Expiration in the next three years

	2008		2009		2010
State	Gross	Net	Gross	Net	Gross	Net
GULF OF MEXICO	11,520	8,640	12,757	8,894	—	—
OKLAHOMA	1,660	1,455	799	799	85	85
TEXAS	319	112	3,520	2,974	877	877
NEW MEXICO	163	54	—	—	—	—
WEST VIRGINIA	121	121	—	—	—	11
COLORADO	—	—	—	—	22	11

TOTAL	13,783	10,382	17,077	12,668	1,544	984

Item 3.	LEGAL PROCEEDINGS.

From time to time, the Company is party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, management does not expect these matters to have a materially adverse effect on the financial position or results of operations of the Company.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the fourth quarter of the fiscal year ended December 31, 2007, to a vote of the Company’s security-holders through the solicitation of proxies or otherwise.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s Common Stock is traded in the NASDAQ Stock Market, trading symbol “PNRG”. The high and low bid quotations for each quarterly period during the two years ended December 31, 2007, were as follows:

2007	High	Low	2006	High	Low
First Quarter	$64.97	$50.10	First Quarter	$83.42	$48.83
Second Quarter	$64.90	$54.75	Second Quarter	$86.75	$66.35
Third Quarter	$58.60	$53.00	Third Quarter	$81.26	$59.09
Fourth Quarter	$56.95	$52.43	Fourth Quarter	$72.98	$64.05

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

The number of record holders of the Company’s Common Stock as of March 21, 2008, was 746.

No dividends have been declared or paid during the past two years on the Company’s Common Stock. Provisions of the Company’s line of credit agreement restrict the Company’s ability to pay dividends. Such dividends may be declared out of funds legally available therefore, when and as declared by the Company’s Board of Directors.

Issuer Purchases of Equity Securities

In December 1993, we announced that our Board of Directors authorized a stock repurchase program whereby we may purchase outstanding shares of our Common Stock from time-to-time, in open market transactions or negotiated sales. A total of 2,700,000 shares have been authorized, to date, under this program. Through December 31, 2007, we repurchased a total of 2,414,445 shares under this program for $29,109,072 at an average price of $12.06 per share. Additional purchases of shares may occur as market conditions warrant. We expect future purchases will be funded with internally generated cash flow or from working capital.

2007 Month	Number of Shares	Average Price Paid per share	Maximum Number of Shares that May Yet Be Purchased Under The Program
January	40	$60.00	365,854
February	2,986	55.15	362,868
March	19,478	54.24	343,390
April	3,000	55.05	340,390
May	8,000	55.00	332,390
June	10,000	55.45	322,390
July	11,000	55.02	311,390
August	12,282	55.00	299,108
September	88	55.05	299,020
October	1	55.05	299,019
November	13,012	55.01	286,007
December	452	55.19	285,555

Total/Average/Remainder	80,339	$54.89

Item 6.	SELECTED FINANCIAL DATA

The following table summarizes certain selected financial data to highlight significant trends in the Company’s financial condition and results of operations for the periods indicated. The selected financial data should be read in conjunction with the Financial Statements and related notes included elsewhere in this Report.

	2007	2006	2005	2004	2003
Revenues	$146,455,000	92,059,000	75,848,000	62,379,000	46,673,000
Income from operations	$21,602,000	30,241,000	42,387,000	11,385,000	8,982,000
Net income	$7,590,000	18,300,000	25,955,000	7,275,000	5,702,000
Income per common share	$2.39	5.52	7.64	2.04	1.56
Diluted net income per common share	$1.93	4.50	6.27	1.70	1.31
Total assets	$291,405,000	291,592,000	109,383,000	69,926,000	58,255,000
Long-term obligations	$161,605,000	168,141,000	44,126,000	30,290,000	26,925,000
Cash dividends	None	None	None	None	None

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the financial statements of the Company and notes thereto. The Company’s subsidiaries are defined in Note 1 of the financial statements.

Liquidity And Capital Resources:

Cash flow provided by operations for the year ended December 31, 2007, was $88 million, compared to $32 million in the prior year.

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

We expect to continue to make significant capital expenditures over the next several years as part of our long-term growth strategy. We have budgeted $60 million for capital expenditures in 2008.

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

The Company has in place both a stock repurchase program and a limited partnership interest repurchase program. Spending under these programs in 2007 was $4.8 million. The Company expects to expend a similar amount in 2008.

The Company currently maintains two credit facilities totaling $360 million, with a combined current borrowing base of $153.4 million. The bank reviews the borrowing base semi-annually and, at their discretion, may decrease or propose an increase to the borrowing base relative to a redetermined estimate of proved oil and gas reserves. Our oil and gas properties are pledged as collateral for the line of credit and we are subject to certain financial covenants defined in the agreement. We are currently in compliance with these financial covenants. If we do not comply with these covenants on a continuing basis, the lenders have the right to refuse to advance additional funds under the facility and/or declare all principal and interest immediately due and payable.

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

Results of Operations:

2007 as compared to 2006

The Company had net income of $7,590,000 in 2007 as compared to $18,300,000 in 2006. The significant components of net income are discussed below.

Oil and gas sales were $112,708,000 in 2007 as compared to $61,924,000 in 2006. A chart summarizing oil and gas production and revenue is presented below.

	2007	2006	Increase (Decrease)
Barrels of Oil Produced	490,000	379,000	111,000
Average Price Received (rounded)	$67.11	$61.47	$5.64

Oil Revenue	$32,882,000	$23,300,000	$9,582,000

Mcf of Gas Produced	10,634,000	5,695,000	4,939,000
Average Price Received (rounded)	$7.51	$6.78	$0.72

Gas Revenue	$79,826,000	$38,625,000	$41,201,000

Total Oil & Gas Revenue	$112,708,000	$61,924,000	$50,784,000

Changes in Production are due to additional production from properties added throughout 2007. The increase in gas production is primarily related to our offshore properties and the increase in oil production is from our West Texas properties.

Field Service Income increased to $24,302,000 in 2007 from $20,319,000 in 2006. This increase reflects higher utilization of equipment during 2007 combined with rate increases.

Lease operating expenses increased by 46% to $30,762,000 in 2007 as compared to $21,040,000 in 2006. The difference is attributable to costs associated with properties added during 2007 and repairs made to marginal wells currently economic due to higher product price levels. This increase also reflects the overall price increase in oil field services.

General and administrative expenses decreased to $11,844,000 in 2007 as compared to $12,400,000 in 2006, reflecting reduced compensation expense.

Depreciation and depletion increased to $64,488,000 in 2007 from $14,437,000 in 2006. This increase is directly attributed to the majority of the Company’s offshore properties coming on line during 2007.

Exploration costs of $633,000 were incurred in 2007 as compared to $1,162,000 in 2006.

Interest expense increased to $11,062,000 in 2007 from $2,091,000 in 2006 due to increased average outstanding debt. The average interest rates paid on outstanding borrowings subject to interest during 2007 and 2006 were 8.77% and 8.80% respectively. As of December 31, 2007 and 2006, the total outstanding borrowings were $155,000,000 and $136,460,000, respectively.

Income tax expense of $3,647,000 in 2007 represents a 32% effective rate as compared to the effective rate of 36% in 2006. The primary reason for the lower effective rate was higher percentage depletion deductions. These deductions which create a permanent difference are more significant as a percentage of book income when book income is lower, as it was in 2007. Current tax expense in 2007 was $1,227,000 with the remainder being attributable to an increase in the Company’s deferred tax liability.

The current federal tax expense for 2007 is below the statutory rate because the Company is allowed to deduct currently, rather than capitalize, intangible drilling costs as incurred. The current deduction of these costs, which are capitalized for financial accounting purposes, is also the primary reason for the increase in the Company’s deferred tax liability between 2007 and 2006.

2006 as compared to 2005

The Company had net income of $18,300,000 in 2006 as compared to $25,955,000 in 2005.

Oil and gas sales were $61,924,000 in 2006 as compared to $53,988,000 in 2005. A chart summarizing oil and gas production and revenue is presented below.

Changes in Production are due to additional production from properties added during late 2005 and throughout 2006.

	2006	2005	Increase(Decrease)
Barrels of Oil Produced	379,000	361,000	18,000
Average Price Received (rounded)	$61.47	$52.91	$8.56

Oil Revenue	$23,300,000	$19,100,000	$4,200,000

Mcf of Gas Produced	5,695,000	4,758,000	937,000
Average Price Received (rounded)	$6.78	$7.33	$(0.55)

Gas Revenue	$38,625,000	$34,888,000	$3,737,000

Total Oil & Gas Revenue	$61,924,000	$53,988,000	$7,936,000

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

Depreciation and depletion increased to $14,437,000 in 2006 from $11,274,000 in 2005. This increase reflects the increased production and cost basis of the Company’s properties.

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

Gain on sale and exchange of assets decreased to $3,017,000 in 2006 from $20,334,000 in 2005. This decrease reflects the non-recurring gain recognized during 2005 related to the following transaction. In August 2005, the Company completed a transaction involving its interests in certain offshore Gulf of Mexico properties effective April 1, 2005 (the “Partners transaction”). Prime Offshore L.L.C., (Prime Offshore) formerly F-W Oil Exploration L.L.C., a subsidiary of the Company, entered into a limited partnership agreement (the “Partners Agreement”), wherein Prime Offshore is the General Partner of FWOE Partners L.P. (“Partners”) formed for the acquisition, development and operation of oil and gas properties and pipelines, equipment, facilities and fixtures appurtenant thereto, in offshore Gulf of Mexico (the “Properties”). Prior to entering into the Partners Agreement, Prime Offshore had distributed interests in the Properties to the minority shareholders of Prime Offshore and the Company purchased all of the outstanding shares of such minority shareholders for $250,000, resulting in the Company’s 100% ownership of Prime Offshore.

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

To record this transaction, the Company applied the guidance of EITF 86-29, Non monetary transactions: Magnitude of Boot and the Exceptions to the Use of Fair Value. In this transaction, the boot was significant (in excess of 25% of the fair value of the exchange), therefore, the transaction was treated as a monetary transaction with the assets recorded at fair value. The Company recorded proceeds of $61.2 million consisting of cash of $43.2 million and the fair market value of the General Partner interest of $18.0 million. The related properties had a book value of $42.5 million resulting in the recognition of an $18.7 million gain. The fair market value of the General Partner interest was determined by calculating 20% of the total agreed value of all properties acquired by Partners. The Company uses the proportionate consolidation method of accounting for its interest in Partners under the guidance of EITF 00-1 as related to the extractive industries.

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

The Company is exposed to interest rate risk on its line of credit, which has variable rates based upon the lenders base rate, as defined, and the London Inter-Bank Offered rate. Based on the balance outstanding at December 31, 2007, a hypothetical 2.5% increase in the applicable interest rates would increase interest expense by approximately $3,680,000.

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

Hedges on Production – Collars.

From time to time, we enter into natural gas and crude oil collar agreements with counterparties to hedge price risk associated with a portion of our production. These cash flow hedges are not held for trading purposes. Under the collar arrangements, if the index price rises above the ceiling price, we pay the counterparty. If the index price falls below the floor price, the counterparty pays us. In the case of a three-way collar, if the index price rises above the third tier price, the counterparty pays us.

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

At December 31, we had open crude oil price collar contracts covering our 2008, 2009, 2010 and 2011 production as follows:

	Crude Oil Price Collar
Contract Period	Volume In Mbbl	Weighted Average Price Floor/Ceiling/Third Tier (per Bbl)	Net Unrealized (Loss)/Gain (In thousands)
First Quarter 2008	23	$65/ $79.25/ $100.00
First Quarter 2008	51	$60.00/ $81.25
First Quarter 2008	15	$60.00/ $78.00
Second Quarter 2008	21	$65/ $79.25/ $100.00
Second Quarter 2008	51	$60.00/ $81.25
Second Quarter 2008	15	$60.00/ $78.00
Third Quarter 2008	20	$65/ $79.25/ $100.00
Third Quarter 2008	51	$60.00/ $81.25
Third Quarter 2008	15	$60.00/ $78.00
Fourth Quarter 2008	18	$65/ $79.25/ $100.00
Fourth Quarter 2008	51	$60.00/ $81.25
Fourth Quarter 2008	15	$60.00/ $78.00

Full Year 2008	346		$(2,779)

First Quarter 2009	51	$60/ $79.70
First Quarter 2009	6	$60/ $77.75
First Quarter 2009	12	$65/ $86.50
Second Quarter 2009	17	$60/ $79.70
Second Quarter 2009	38	$60/ $77.40
Second Quarter 2009	2	$60/ $77.75
Second Quarter 2009	12	$65/ $86.50
Third Quarter 2009	57	$60/ $77.40
Third Quarter 2009	12	$65/ $86.50
Fourth Quarter 2009	57	$60/ $77.40
Fourth Quarter 2009	12	$65/ $86.50

Full Year 2009	276		$(1,463)

First Quarter 2010	51	$65/ $80.90
First Quarter 2010	9	$65/ $84.14
Second Quarter 2010	51	$65/ $80.90
Second Quarter 2010	9	$65/ $84.14
Third Quarter 2010	51	$65/ $80.90
Third Quarter 2010	9	$65/ $84.14
Fourth Quarter 2010	51	$65/ $80.90
Fourth Quarter 2010	9	$65/ $84.14

Full Year 2010	240		$(651)

First Quarter 2011	45	$65.00/ $84.14

Full Year 2011	45		$(41)

At December 31, 2007, we had open natural gas price swap contracts covering our 2008 and 2009 production as follows:

	Natural Gas Price Swaps
Contract Period	Volume in Mmcf	Weighted Average Price (per Mcf)	Net Unrealized Gain (In thousands)
First Quarter 2008	645	$8.96	$593
Second Quarter 2008	1,005	8.07	285
Third Quarter 2008	1,005	8.07	150
Fourth Quarter 2008	1,005	8.07	(175)

Full Year 2008	3,660	$8.23	$853

First Quarter 2009	975	$9.76	$463

Full Year 2009	975	$9.76	$463

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

As of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (Disclosure Controls). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including the chief executive officer and chief financial officer, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon their controls evaluation, our chief executive officer and chief financial officer have concluded that our Disclosure Controls are effective at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition, transactions are executed in accordance with appropriate management authorization and accounting records are reliable for the preparation of financial statements in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management believes that PrimeEnergy Corporation maintained effective internal control over financial reporting as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	OTHER INFORMATION.

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information relating to the Company’s Directors, nominees for Directors and executive officers is included in the Company’s definitive proxy statement relating the Company’s Annual Meeting of Stockholders to be held in June, 2008, which will be filed with the U.S. Securities and Exchange Commission within 120 days of December 31, 2007, and which is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION.

Information relating to executive compensation is included in the Company’s definitive proxy statement relating to the Company’s Annual Meeting of Stockholders to be held in June, 2008, which will be filed with the U. S. Securities and Exchange Commission within 120 days of December 31, 2007, and which is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information relating to security ownership of certain beneficial owners and management is included in the Company’s definitive proxy statement relating to the Company’s Annual Meeting of Stockholders to be held in June, 2008, which will be filed with the U. S. Securities and Exchange Commission within 120 days of December 31, 2007, and which is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information relating to certain transactions by Directors and executive officers of the Company is included in the Company’s definitive proxy statement relating to the Company’s Annual Meeting of Stockholders to be held in June, 2008, which will be filed with the U. S. Securities and Exchange Commission within 120 days of December 31, 2007, and which is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information relating to principal accountant fees and services is included in the Company’s definitive proxy statement relating to the Company’s Annual Meeting of Stockholders to be held in June, 2008, which will be filed with the U. S. Securities and Exchange Commission within 120 days of December 31, 2007, and which is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this Report:

1. Financial statements (Index to Financial Statements at page F-1 of this Report)

2. Financial Statement Schedules (Index to Financial Statements – Supplementary Information at page F-1 of this Report)

3. Exhibits:

3.1	Restated Certificate of Incorporation of PrimeEnergy Corporation (Incorporated by reference to Exhibit 3.1 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2004)

3.2	Bylaws of PrimeEnergy Corporation (Incorporated by reference to Exhibit 3.2 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2004)

10.3.1	Adoption Agreement #003 dated 4/23/2002, MassMutual Life Insurance Company Flexinvest Prototype Non-Standardized 401(k) Profit-Sharing Plan; EGTRRA Amendment to the PrimeEnergy employees 401(k) Savings Plan; MassMutual Retirement Services Flexinvest Defined Contribution Prototype Plan; Protected Benefit Addendum; Addendum to the Administrative Services Agreement Loan Agreement; Addendum to Administrative Services Agreement GUST Restatement Provisions; General Trust Agreement (Incorporated by reference to Exhibit 10.3.1 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2002) (1)

10.3.2	First Amendment to the PrimeEnergy Corporation Employees 401(k) Savings Plan (Incorporated by reference to Exhibit 10.3.2 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2007)

10.4	Amended and Restated Agreement of Limited Partnership, FWOE Partners L.P., dated as of August 22, 2005 (Incorporated by reference to Exhibit 10.3 of PrimeEnergy Corporation Form 8-K for events of August 22, 2005)

10.4.1	Contribution Agreement between F-W Oil Exploration L.L.C. and FWOE Partners L.P. dated as of August 22, 2005 (Incorporated by reference to exhibit 10.4 of PrimeEnergy Corporation Form 8-K for events of August 22, 2005)

10.18	Composite copy of Non-Statutory Option Agreements (Incorporated by reference to Exhibit 10.18 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2004) (1)

10.22.5	Amended and Restated Credit Agreement among PrimeEnergy Corporation, PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, EOWS Midland Company and Guaranty Bank, FSB as Agent and Letter of Credit Issuer and BNP Paribas, as Co-Documentation Agent and JPMorgan Chase Bank, N.A., as Co-Documentation Agent and the Lenders Signatory hereto, December 28, 2006 (Incorporated by reference to Exhibit 10.22.5 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.22.5.1	Letter from BNP Paribas regarding Amended and Restated Credit Agreement effective as of December 28, 2006, among PrimeEnergy Corporation, et al, and Guaranty Bank, FSB (Incorporated by reference to Exhibit 10.22.5.1 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.23.2	Amended and Restated Security Agreement between PrimeEnergy Corporation, PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, EOWS Midland Company, (debtor) and Guaranty Bank, FSB as Agent (secured party) December 28, 2006 (Incorporated by reference to Exhibit 10.23.2 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.23.3	Amended and Restated Security Agreement (Membership Pledge) by PrimeEnergy Corporation in favor of Guaranty Bank, FSB as Agent December 28, 2006 (Incorporated by reference to Exhibit 10.23.3 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.23.4	Amended and Restated Security Agreement between PrimeEnergy Corporation, PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, EOWS Midland Company, (debtor) and Guaranty Bank, FSB as Agent (secured party) December 28, 2006 (Incorporated by reference to Exhibit 10.23.4 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.23.5	Amended and Restated Security Agreement between Eastern Oil Well Service Company, EOWS Midland Company,(debtor) and Guaranty Bank, FSB as Agent (secured party) December 28, 2006 (Incorporated by reference to Exhibit 10.23.5 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.23.6	Security Agreement between Eastern Oil Well Service Company, EOWS Midland Company,(debtor) and Guaranty Bank, FSB as Agent (secured party) December 28, 2006 (Incorporated by reference to Exhibit 10.23.6 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.23.7	Amended and Restated Security Agreement between Southwest Oilfield Construction Company, (debtor) and Guaranty Bank, FSB as Agent (secured party) December 28, 2006 (Incorporated by reference to Exhibit 10.23.7 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.23.8	Amended and Restated Security Agreement effective between EOWS Midland Company, (debtor) and Guaranty Bank, FSB as Agent (secured party) December 28, 2006 (Incorporated by reference to Exhibit 10.23.8 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.25	Credit Agreement dated as of June 1, 2006 (but effective for all purposes as of August 22, 2005), between Prime Offshore L.L.C. as Borrower and PrimeEnergy Corporation as Lender (Incorporated by reference to Exhibit 10.25 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.26	Credit Agreement dated June 29, 2006 between Prime Offshore L.L.C. and Guaranty Bank, FSB as Agent and a Lender (Incorporated by reference to Exhibit 10.26 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.26.1	Subordination Agreement effective as of June 29, 2006, between Prime Offshore L.L.C., PrimeEnergy Corporation, and Guaranty Bank, FSB (Incorporated by reference to Exhibit 10.26.1 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.27	Security Agreement effective June 29, 2006 between Prime Offshore L.L.C., and Guaranty Bank, FSB (debtor) and Guaranty Bank, FSB as Agent (secured party) (Incorporated by reference to Exhibit 10.27 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.27.1	Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production effective as of June 29, 2006, from Prime Offshore L.L.C. and Guaranty Bank, FSB (Incorporated by reference to Exhibit 10.27.1 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.27.2	Pledge Agreement as of June 29, 2006, between Guaranty Bank, FSB and Prime Offshore L.L.C. (Incorporated by reference to Exhibit 10.27.2 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.28	Completion and Liquidity Maintenance Agreement effective as of June 29, 2006, between PrimeEnergy Corporation, Guaranty Bank, FSB, and Prime Offshore, L.L.C. (Incorporated by reference to Exhibit 10.28 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.29	Put Right Agreement effective as of June 29, 2006, by and among PrimeEnergy Corporation and Prime Offshore L.L.C. (Incorporated by reference to Exhibit 10.29of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

14	PrimeEnergy Corporation Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

21	Subsidiaries (filed herewith)

23	Consent of Ryder Scott & Company L.P. (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(1)	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 2008.

PrimeEnergy Corporation

By:	/s/ CHARLES E. DRIMAL, JR
Charles E. Drimal, Jr.
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 26th day of March, 2008.

/s/ CHARLES E. DRIMAL, JR. Charles E. Drimal, Jr.	Director and President; The Principal Executive Officer

/s/ BEVERLY A. CUMMINGS Beverly A. Cummings	Director, Vice President and Treasurer; The Principal Financial and Accounting Officer

	Director	/s/ CLINT HURT	Director
Matthias Eckenstein		Clint Hurt

/s/ H. GIFFORD FONG	Director	/s/ JAN K. SMEETS	Director
H. Gifford Fong		Jan K. Smeets

/s/ THOMAS S.T. GIMBEL	Director
Thomas S.T. Gimbel

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Financial Statements
Consolidated Balance Sheets - December 31, 2007 and 2006	F-3
Consolidated Statements of Operations - for the years ended December 31, 2007, 2006 and 2005	F-5
Consolidated Statement of Stockholders’ Equity - for the years ended December 31, 2007, 2006 and 2005	F-6
Consolidated Statements of Cash Flows - for the years ended December 31, 2007, 2006 and 2005	F-7
Notes to Consolidated Financial Statements	F-8
Supplementary Information:
Capitalized Costs Relating to Oil and Gas Producing Activities, years ended December 31, 2007, 2006 and 2005	F-22
Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities, years ended December 31, 2007, 2006 and 2005	F-22
Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves, years ended December 31, 2007, 2006 and 2005	F-23
Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves, years ended December 31, 2007, 2006 and 2005	F-24
Reserve Quantity Information, years ended December 31, 2007, 2006 and 2005	F-25
Results of Operations from Oil and Gas Producing Activities, years ended December 31, 2007, 2006 and 2005	F-26
Notes to Supplementary Information	F-27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PrimeEnergy Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of PrimeEnergy Corporation and Subsidiaries (the Corporation) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2007, 2006 and 2005. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PrimeEnergy Corporation and Subsidiaries as of December 31, 2007 and 2006, and the consolidated results of its operations and cash flows for the years ended December 31, 2007, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

PUSTORINO, PUGLISI & CO., LLP

New York, New York

March 26, 2008

PRIMEENERGY CORPORATION and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, December 31, 2007 and 2006

	2007	2006
ASSETS:
Current assets:
Cash and cash equivalents	$21,313,000	$24,653,000
Restricted cash and cash equivalents	3,633,000	2,528,000
Accounts receivable, net	20,348,000	32,970,000
Due from related parties	212,000	655,000
Prepaid expenses	1,391,000	1,269,000
Derivative contracts	1,332,000	6,085,000
Inventory at cost	3,711,000	3,521,000
Deferred income tax	1,582,000	—

Total current assets	53,522,000	71,681,000

Property and equipment, at cost:
Proved oil and gas Properties at cost	368,828,000	284,698,000
Unproved oil and gas properties at cost	4,458,000	5,047,000
Less, accumulated depletion and depreciation	(140,115,000)	(78,005,000)

	233,171,000	211,740,000

Field and office equipment	18,029,000	15,793,000
Less accumulated depreciation	(9,820,000)	(8,351,000)

	8,209,000	7,442,000

Total net property and equipment	241,380,000	219,182,000

Other assets	1,180,000	729,000

Total assets	$296,082,000	$291,592,000

The accompanying notes are an integral part of the consolidated financial statements.

PRIMEENERGY CORPORATION and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, December 31, 2007 and 2006

	2007	2006
LIABILITIES and STOCKHOLDERS’ EQUITY:
Current liabilities:
Current bank debt	$34,950,000	$—
Accounts payable	26,726,000	42,658,000
Current portion of asset retirement and other long-term obligations	1,065,000	314,000
Derivative liability short term	4,340,000	1,961,000
Accrued liabilities	9,953,000	22,030,000
Due to related parties	1,563,000	477,000

Total current liabilities	78,597,000	67,440,000
Long-term bank debt	120,050,000	136,460,000
Asset retirement obligations	15,538,000	6,314,000
Derivative liability long term	3,369,000	—
Deferred income taxes	26,930,000	25,367,000

Total liabilities	244,484,000	235,581,000

Minority Interest	1,313,000	1,313,000

Stockholders’ equity:
Preferred stock, $.10 par value, authorized 5,000,000 shares; none issued
Common stock, $.10 par value, authorized 10,000,000 shares; issued 7,694,970 in 2007 and 2006	769,000	769,000
Paid in capital	11,024,000	11,024,000
Retained earnings	74,498,000	66,908,000
Accumulated other comprehensive income (loss), net	(3,618,000)	3,976,000

	82,673,000	82,677,000
Treasury stock, at cost 4,500,649 common shares in 2007 and 4,478,145 in 2006	(32,388,000)	(27,979,000)

Total stockholders’ equity	50,285,000	54,698,000

Total liabilities and stockholders’ equity	$296,082,000	$291,592,000

The accompanying notes are an integral part of the consolidated financial statements.

PRIMEENERGY CORPORATION and SUBSIDIARIES

CONSOLIDATED STATEMENTS of OPERATIONS

for the years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Revenue:
Oil and gas sales	$112,708,000	$61,924,000	$53,988,000
Field service income	24,302,000	20,319,000	15,182,000
Administrative overhead fees	9,041,000	9,704,000	7,068,000
Loss on derivative instruments, net	—	—	(415,000)
Other income	404,000	112,000	25,000

	146,455,000	92,059,000	75,848,000
Costs and expenses:
Lease operating expense	30,762,000	21,040,000	18,573,000
Field service expense	17,724,000	15,796,000	12,791,000
Depreciation, depletion and amortization	64,488,000	14,437,000	11,274,000
General and administrative expense	11,844,000	12,400,000	10,493,000
Exploration costs	633,000	1,162,000	664,000

	125,451,000	64,835,000	53,795,000

Add gain on sale and exchange of assets	598,000	3,017,000	20,334,000

Income from operations	21,602,000	30,241,000	42,387,000
Other income and expense:
Less interest expense	11,062,000	2,091,000	1,531,000
Add interest income	697,000	360,000	98,000

Income before provision for income taxes	11,237,000	28,510,000	40,954,000
Provision for income taxes	3,647,000	10,210,000	14,999,000

Net income	$7,590,000	$18,300,000	$25,955,000

Basic net income per common share	$2.39	$5.52	$7.64
Diluted net income per common share	$1.93	$4.50	$6.27

The accompanying notes are an integral part of the consolidated financial statements.

PRIMEENERGY CORPORATION and SUBSIDIARIES

CONSOLIDATED STATEMENT of STOCKHOLDERS’ EQUITY

for the years ended December 31, 2007, 2006 and 2005

	Common Stock		Additional Paid In	Retained	Accumulated Other comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income	Stock	Total
Balance at December 31, 2004	7,694,970	$769,000	$11,024,000	$22,653,000	$—	$(16,209,000)	$18,237,000
Purchased 164,410 shares of common stock						(4,456,000)	(4,456,000)
Net Income				25,955,000			25,955,000

Balance at December 31, 2005	7,694,970	$769,000	$11,024,000	$48,608,000	$—	$(20,655,000)	$39,736,000
Purchased 110,990 shares of common stock						(7,314,000)	(7,314,000)
Net Income				18,300,000			18,300,000
Other comprehensive income, net of taxes					3,976,000		3,976,000

Balance at December 31, 2006	7,694,970	$769,000	$11,024,000	$66,908,000	$3,976,000	$(27,979,000)	$54,698,000
Purchased 80,399 shares of common stock						(4,409,000)	(4,409,000)
Net Income				7,590,000			7,590,000
Other comprehensive income (loss), net of taxes					(7,594,000)		(7,594,000)

Balance as of December 31, 2007	7,694,970	$769,000	$11,024,000	$74,498,000	$(3,618,000)	$(32,388,000)	$50,285,000

The accompanying notes are an integral part of the consolidated financial statements.

PRIMEENERGY CORPORATION and SUBSIDIARIES

CONSOLIDATED STATEMENTS of CASH FLOWS

for the years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Cash flows from operating activities:
Net income	$7,590,000	$18,300,000	$25,955,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion on discounted liabilities	64,488,000	14,437,000	11,274,000
Dry hole and abandonment costs	343,000	510,000	262,000
Gain on sale of properties	(598,000)	(3,017,000)	(20,334,000)
Non-cash incentive compensation expense	—	1,313,000	—
Provision for deferred income taxes	1,030,000	11,557,000	6,230,000
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	13,168,000	(16,411,000)	(7,803,000)
(Increase) decrease in due from related parties	443,000	330,000	(985,000)
(Increase) decrease in inventories	331,000	(3,133,000)	—
(Increase) decrease in prepaid expenses	(190,000)	6,435,000	(7,181,000)
(Increase) decrease in other assets	15,000	(53,000)	(139,000)
Increase (decrease) in accounts payable	325,000	3,716,000	5,510,000
Increase (decrease) in accrued liabilities	132,000	(1,450,000)	5,385,000
Increase (decrease) in due to related parties	1,088,000	(552,000)	431,000

Net cash provided by operating activities	88,165,000	31,982,000	18,605,000

Cash flows from investing activities
Capital expenditures, including exploration expense	(106,601,000)	(121,345,000)	(54,440,000)
Proceeds from sale of properties and equipment	598,000	3,017,000	46,796,000

Net cash used in investing activities	(106,003,000)	(118,328,000)	(7,644,000)
Cash flows from financing activities
Purchase of stock for treasury	(4,409,000)	(7,314,000)	(4,456,000)
Increase in long-term bank debt and other long-term obligations	105,867,000	198,362,000	65,570,000
Repayment of long-term bank debt and other long-term obligations	(86,960,000)	(91,168,000)	(67,432,000)

Net cash provided by (used in) financing activities	14,498,000	99,880,000	(6,318,000)

Net increase in cash and cash equivalents	(3,340,000)	13,534,000	4,643,000
Cash and cash equivalents at the beginning of the period	24,653,000	11,119,000	6,476,000

Cash and cash equivalents at the end of the period	$21,313,000	$24,653,000	$11,119,000

Supplemental disclosures:
Income taxes paid during the year	$1,643,000	$5,713,000	$5,076,000
Net income tax refunds received during the year	$2,623,000	$—	$—
Interest paid during the year	$11,062,000	$2,091,000	$1,531,000

The accompanying notes are an integral part of the consolidated financial statements.

PRIMEENERGY CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Operations and Significant Accounting Policies

Nature of Operations:

PrimeEnergy Corporation (“PEC”), a Delaware corporation, was organized in March 1973. The Company is engaged in the development, acquisition and production of oil and natural gas properties. The Company owns leasehold, mineral and royalty interests in producing and non-producing oil and gas properties across the United States, including Colorado, Kansas, Louisiana, Mississippi, Montana, Nebraska, New Mexico, North Dakota, Oklahoma, Texas, Utah, West Virginia and Wyoming and the Gulf of Mexico. The Company operates 1,580 wells and owns non-operating interests in over 817 additional wells. Additionally, the Company provides well-servicing support operations, site-preparation and construction services for oil and gas drilling and reworking operations, both in connection with the Company’s activities and providing contract services for third parties. The Company is publicly traded on the NASDAQ under the symbol “PNRG”. PEC owns Eastern Oil Well Service Company (“EOWSC”), EOWS Midland Company (“EMID”) and Southwest Oilfield Construction Company (“SOCC”), all of which perform oil and gas field servicing. PEC also owns Prime Operating Company (“POC”), which serves as operator for most of the producing oil and gas properties owned by the Company and affiliated entities. PEC also owns Prime Offshore L.L.C. (Prime Offshore), formerly F-W Oil Exploration LLC, which owns and operates properties in the Gulf of Mexico. PrimeEnergy Corporation and its subsidiaries are herein referred to as the “Company.” PrimeEnergy Management Corporation (“PEMC”), a wholly-owned subsidiary, acts as the managing general partner, providing administration, accounting and tax preparation services for 18 limited partnerships and 2 trusts (collectively, the “Partnerships”). The markets for the Company’s products are highly competitive, as oil and gas are commodity products and prices depend upon numerous factors beyond the control of the Company, such as economic, political and regulatory developments and competition from alternative energy sources.

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

PRIMEENERGY CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

General and Administrative Expenses:

General and administrative expenses represent cost and expenses associated with the operation of the Company. Certain of the Partnerships sponsored by the Company reimburse general and administrative expenses incurred on their behalf. The Company reports these reimbursements as a reduction to general and administrative expenses. Amounts reimbursed were $1,040,000, $1,037,000 and $1,037,000 in 2005, 2006 and 2007 respectively.

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

The financial instruments are accounted for in accordance with Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which established new accounting and reporting requirements for derivative instruments and hedging activities. SFAS No. 133, as amended by SFAS No. 138 and 149, requires that all derivative instruments subject to the requirements of the statement be measured at fair market value and recognized as assets or liabilities in the balance sheet. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation is generally established at the inception of a derivative. For derivatives designated as cash flow hedges and meeting the effectiveness guidelines of SFAS No. 133, changes in fair value, to the extent effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value of a derivative resulting from ineffectiveness or an excluded component of the gain/loss is recognized immediately in the statement of operations.

PRIMEENERGY CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

Recently Issued Accounting Pronouncements:

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of Accounting Research Bulletin (ARB) No. 51.” SFAS No. 160 clarifies that a noncontrolling interest (previously commonly referred to as a minority interest) in a subsidiary is an ownership interest in the consolidated entity and should be reported as equity in the consolidated financial statements. The presentation of the consolidated income statement has been changed by SFAS No. 160, and consolidated net income attributable to both the parent and the noncontrolling interest is now required to be reported separately. Previously, net income attributable to the noncontrolling interest was typically reported as an expense or other deduction in arriving at consolidated net income and was often combined with other financial statement amounts. In addition, the ownership interests in subsidiaries held by parties other than the parent must be clearly identified, labeled, and presented in the equity in the consolidated financial statements separately from the parent’s equity. Subsequent changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary should be accounted for consistently, and when a subsidiary is deconsolidated, any retained noncontrolling equity interest in the former subsidiary must be initially measured at fair value. Expanded disclosures, including a reconciliation of equity balances of the parent and noncontrolling interest are also required. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. Prospective application is required. We do not believe that the adoption of SFAS No. 160 will have a material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) was issued in an effort to continue the movement toward the greater use of fair values in financial reporting and increased transparency through expanded disclosures. It changes how business acquisitions are accounted for and will impact financial statements at the acquisition date and in subsequent periods. Certain of these changes will introduce more volatility into earnings. The acquirer must now record all assets and liabilities of the acquired business at fair value, and related transaction and restructuring costs will be expensed rather than the previous method of being capitalized as part of the acquisition. SFAS No. 141(R) also impacts the annual goodwill impairment test associated with acquisitions, including those that close before the effective date of SFAS No. 141(R). The definitions of a “business” and a “business combination” have been expanded, resulting in more transactions qualifying as business combinations. SFAS No. 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 31, 2008 and earlier adoption is prohibited. We cannot predict the impact that the adoption of SFAS No. 141(R) will have on our financial position, results of operations or cash flows with respect to any acquisitions completed after December 31, 2007.

In May 2007, the FASB issued FSP No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48,” which amends FIN 48 and provides guidance concerning how an entity should determine whether a tax position is “effectively,” rather than the previously required “ultimately,” settled for the purpose of recognizing previously unrecognized tax benefits. In addition, FSP No. FIN 48-1 provides guidance on determining whether a tax position has been effectively settled. The guidance in FSP No. FIN 48-1 is effective upon the initial January 1, 2007 adoption of FIN 48. Companies that have not applied this guidance must retroactively apply the provisions of this FSP to the date of the initial adoption of FIN 48. We have adopted FSP No. FIN 48-1 and no retroactive adjustments were necessary.

In April 2007, the FASB issued FSP No. FIN 39-1, “Amendment of FASB Interpretation No. 39,” to amend FIN 39, “Offsetting of Amounts Related to Certain Contracts.” The terms “conditional contracts” and “exchange contracts” used in FIN 39 have been replaced with the more general term “derivative contracts.” In addition, FSP No. FIN 39-1 permits the offsetting of recognized fair values for the right to reclaim cash collateral or the obligation to return cash collateral against fair values of derivatives under certain circumstances, such as under master netting arrangements. Additional disclosure is also required regarding a

PRIMEENERGY CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

company’s accounting policy with respect to offsetting fair value amounts. The guidance in FSP No. FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early application allowed. The effects of initial adoption should be recognized as a change in accounting principle through retrospective application for all periods presented. We do not believe that the adoption of FSP No. FIN 39-1 will have a material impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115,” which permits companies to choose, at specified dates, to measure certain eligible financial instruments at fair value. The objective of this Statement is to reduce volatility in preparer reporting that may be caused as a result of measuring related financial assets and liabilities differently and to expand the use of fair value measurements. The provisions of the Statement apply only to entities that elect to use the fair value option and to all entities with available-for-sale and trading securities. Additional disclosures are also required for instruments for which the fair value option is elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. No retrospective application is allowed, except for companies that choose to adopt early. At the effective date, companies may elect the fair value option for eligible items that exist at that date, and the effect of the first remeasurement to fair value must be reported as a cumulative-effect adjustment to the opening balance of retained earnings. The Company does not believe that SFAS No. 159 will have an impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a formal framework for measuring fair values of assets and liabilities in financial statements that are already required by United States generally accepted accounting principles (GAAP) to be measured at fair value. SFAS No. 157 clarifies guidance in FASB Concepts Statement (CON) No. 7 which discusses present value techniques in measuring fair value. Additional disclosures are also required for transactions measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In November 2007, the FASB granted a one year deferral (to fiscal years beginning after November 15, 2008) for non-financial assets and liabilities to comply with SFAS No. 157. We do not believe that SFAS No. 157 will have a material impact on our financial position or results of operations.

2.	Significant Acquisitions and Dispositions

As more fully described in Note 7, the Company is committed to offer to repurchase the interests of the partners and trust unit holders in certain of the Partnerships. The Company purchased such interests in an amount totaling $371,000 in 2007, $526,000 in 2006. The Company’s proportionate share of assets, liabilities and results of operations related to the interests in the Partnerships are included in the consolidated financial statements.

In August 2005, the Company completed a transaction involving its interests in certain offshore Gulf of Mexico properties effective April 1, 2005 (the “Partners transaction”). Prime Offshore L.L.C. (Prime Offshore), formerly F-W Oil Exploration L.L.C., a subsidiary of the Company, entered into a limited partnership agreement (the “Partners Agreement”), wherein Prime Offshore is the General Partner of FWOE Partners L.P. (“Partners”) formed for the acquisition, development and operation of oil and gas properties and pipelines, equipment, facilities and fixtures appurtenant thereto, in off-shore Gulf of Mexico (the “Properties”). Prior to entering into the Partners Agreement, Prime Offshore had distributed interests in the Properties to the minority shareholders of Prime Offshore and the Company purchased all of the outstanding shares of such minority shareholders for $250,000, resulting in the Company’s 100% ownership of Prime Offshore.

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

PRIMEENERGY CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

To record this transaction, the Company applied the guidance of EITF 86-29, Non monetary transactions: Magnitude of Boot and the Exceptions to the Use of Fair Value. In this transaction, the boot was significant (in excess of 25% of the fair value of the exchange), therefore, the transaction was treated as a monetary transaction with the assets recorded at fair value. The Company recorded proceeds of $61.2 million consisting of cash of $43.2 million and the fair market value of the General Partner interest of $18.0 million. The related properties had a book value of $42.5 million resulting in the recognition of an $18.7 million gain. The fair market value of the General Partner interest was determined by calculating 20% of the total agreed value of all properties acquired by the Partners. The Company uses the proportionate consolidation method of accounting for its interest in Partners under the Guidance of EITF 00-1 as related to the extractive industries.

In July 2005, the Company completed the sale of certain leasehold and exploration rights in prospects generated in the Company’s onshore Texas 2-d Seismic Exploration Program in exchange for a cash payment of $3.5 million.

3.	Additional Balance Sheet Information

Accounts receivable at December 31, 2007 and 2006, consisted of the following:

	December 31,
	2007	2006
Joint interest billing	$3,192,000	$13,054,000
Trade receivables	2,352,000	2,367,000
Oil and gas sales	13,822,000	8,764,000
Income tax receivable	795,000	3,023,000
Other	415,000	5,912,000

	20,576,000	33,120,000
Less: allowance for doubtful accounts	(228,000)	(150,000)

Total	$20,348,000	$32,970,000

Accounts Payable at December 31, 2007 and 2006, consisted of the following:

	December 31,
	2007	2006
Trade	$12,364,000	$34,324,000
Royalty and other owners	11,209,000	6,232,000
Other	3,153,000	2,102,000

Total	$26,726,000	$42,658,000

PRIMEENERGY CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

Accrued Liabilities at December 31, 2007 and 2006, consisted of the following:

	December 31,
	2007	2006
Compensation and related expenses	$1,687,000	$1,584,000
Property costs	4,472,000	16,188,000
Income tax	—	270,000
Other	3,794,000	3,988,000

	$9,953,000	$22,030,000

4.	Property and Equipment

Total interest costs incurred during 2007 was $12,984,000. Of this amount, the Company capitalized $1,922,000. Capitalized interest is included as part of the cost of oil and gas properties. The capitalized rates are based upon the Company’s weighted-average cost of borrowings used to finance the expenditures.

5.	Long-Term Bank Debt - Debt

The Company currently has credit facilities totaling $360 million, consisting of a $200 million credit facility through Guaranty Bank (the offshore facility) and a $160 million credit facility through a syndicate of banks led by Guaranty Bank (the onshore facility). The credit facilities mature in 2008 and 2009 . Availability under the credit facilities is based on the loan value assigned to Prime’s oil and gas properties. At December 31, 2007, the borrowing bases and outstanding balances were $89 million under the onshore credit facility at a weighted average interest rate of 7.78%, and $66 million under the offshore credit facility at a weighted average interest rate of 9.79%. Currently, the borrowing base and outstanding balance under the onshore credit facility is $96 million and $80.6 million, respectively, and the borrowing base and outstanding balance under the offshore credit facility is $57.4 million.

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

PRIMEENERGY CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

6.	Commitments

Operating Leases:

The Company has several noncancelable operating leases, primarily for rental of office space, that have a term of more than one year. The future minimum lease payment for the operating leases are as follows.

Operating Leases
2008	$605,000
2009	350,000
2010	71,000
2011	5,000
Thereafter	—

Total minimum payments	$1,031,000

Asset Retirement Obligation:

A reconciliation of our liability for plugging and abandonment costs for the years ended December 31, 2007 and 2006 is as follows:

	2007	2006
Asset retirement obligation - beginning of period	$6,440,000	$2,594,000
Liabilities incurred	468,000	3,033,000
Liabilities settled	(367,000)	(348,000)
Accretion expense	434,000	125,000
Revisions in estimated liabilities	8,987,000	1,036,000

Asset retirement obligation - end of period	$15,962,000	$6,440,000

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

The Company, as managing general partner of the affiliated Partnerships, is responsible for all Partnership activities, including the drilling of development wells and the production and sale of oil and gas from productive wells. The Company also provides the administration, accounting and tax preparation work for the Partnerships, and is liable for all debts and liabilities of the affiliated Partnerships, to the extent that the assets of a given limited Partnership are not sufficient to satisfy its obligations. As of December 31, 2007, the affiliated Partnerships have established cash reserves in excess of their debts and liabilities and the Company believes these reserves will be sufficient to satisfy Partnership obligations.

The Company is subject to environmental laws and regulations. Management believes that future expenses, before recoveries from third parties, if any, will not have a material effect on the Company’s financial condition. This opinion is based on expenses incurred to date for remediation and compliance with laws and regulations which have not been material to the Company’s results of operations.

PRIMEENERGY CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

8.	Stock Options and Other Compensation

In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. At December 31, 2007 and 2006, options on 767,500 shares were outstanding and exercisable at prices ranging from $1.00 to $1.25.

In January 2006, Prime Offshore L.L.C. (the LLC), a subsidiary of the Registrant, entered into a Grant of Shares Agreement with two key employees of the LLC. The grant of these shares constituted a reevaluation event under the Limited Liability Company Agreement. The Grant Agreement set forth the carrying value of the assets of the LLC, representing the agreed to estimate of the fair market value of the properties and other assets and liabilities of the LLC, as of the date of the agreement. Each employee was granted 430,280 shares of the LLC having a fair market value of $1.53 per share. There are no requisite service periods or vesting periods relating to the grants, therefore, the aggregate compensation cost of $1,313,000 was charged to expense in the Consolidated Statement of Operations and reported as an adjustment to net cash provided by operating activities on the Consolidated Statement of Cash Flows.

9.	Income Taxes

The components of the provision for income taxes for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
Federal:
Current	$567,000	$(1,814,000)	$8,011,000
Deferred	2,477,000	11,408,000	5,429,000
State:
Current	660,000	467,000	803,000
Deferred	(57,000)	149,000	756,000

Total	$3,647,000	$10,210,000	$14,999,000

PRIMEENERGY CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

The components of net deferred tax assets and liabilities are as follows:

	December 31, 2007	December 31, 2006
Current assets:
Compensation allowance	$443,000	$252,000
Allowance for doubtful accounts	56,000	56,000
Unrealized Loss on hedging transactions	1,083,000	—

Total current deferred income tax assets	$1,582,000	$308,000

Current liabilities:
Unrealized gain on hedging transactions	$—	$2,270,000

Net current deferred tax liability (asset)	$(1,582,000)	$1,962,000

Noncurrent assets:
Alternative minimum tax credits	$7,478,000	$7,328,000
Net operating loss carryfowards	2,526,000	903,000
Percentage depletion carryfowards	1,099,000	351,000
Unrealized gain on hedging transactions	953,000	—

Total noncurrent assets	$12,056,000	$8,582,000

Noncurrent liabilities:
Basis differences relating to partnerships	$1,381,000	$1,213,000
Depletion and depreciation	37,605,000	32,640,000
Unrealized gain on hedging transactions	—	96,000

Total noncurrent liabilities	$38,986,000	$33,948,000

Net noncurrent deferred income tax liabilities	$26,930,000	$25,367,000

PRIMEENERGY CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

The total provision for income taxes for the years ended December 31, 2007, 2006 and 2005 varies from the federal statutory tax rate as a result of the following:

	December 31, 2007	December 31, 2006	December 31, 2005
Expected tax expense	$3,821,000	$9,693,000	$14,013,000
State income tax, net of federal benefit	398,000	411,000	1,029,000
Percentage depletion	(697,000)	(352,000)	(429,000)
Executive Compensation	125,000	542,000	467,000
Other, Net	—	(84,000)	(81,000)

Tax expense	$3,647,000	$10,210,000	$14,999,000

Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. Differences relating to oil and gas properties owned through Prime Offshore are reflected under “Depletion and Depreciation”, while basis differences relating to the managed partnerships are reflected under “Basis differences relating to managed partnerships”.

Due primarily to the current deduction of intangible drilling costs, the Company will have a federal net operating loss (NOL) in 2007 for regular tax purposes, which will be carried forward. As intangible drilling costs are a preference item for the alternative minimum tax (AMT), the Company will have a Federal Tax Liability based on the AMT. The current deductibility of intangible drilling costs is the primary reason for both the low current federal tax expense and the increase in deferred tax liability.

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

The Company sells its oil and gas production to a number of purchasers. Listed below are the percent of the Company’s total oil and gas sales made to each of the customers whose purchases represented more than 10% of the Company’s oil and gas sales in the year 2007.

Oil Purchasers:
Texon Distributing L.P.	26%
Plains All American Inc.	59%
Gas Purchasers:
Unimark LLC	11%
Cokinos Energy Corporation	61%

Although there are no long-term oil and gas purchasing agreements with these purchasers, the Company believes that they will continue to purchase its oil and gas products and, if not, could be replaced by other purchasers.

PRIMEENERGY CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

11.	Derivative Instruments and Hedging Activity:

The Company periodically enters into derivative commodity instruments to hedge its exposure to price fluctuations on natural gas and crude oil production. At December 31, 2007, the Company had twelve cash flow hedges open: two natural gas price swap arrangements and ten crude oil collar arrangements. At December 31, 2007, $5.65 million ($3.62 million net of tax) unrealized loss was recorded in Accumulated Other Comprehensive Income, along with a $1.32 million and $723 thousand short-term and long-term derivative receivable and a $4.34 million and $3.69 million short-term and long-term derivative payable. The change in the fair value of derivatives designated as hedges that is effective is initially recorded to Accumulated Other Comprehensive Income. The ineffective portion, if any, of the change in the fair value of derivatives designated as hedges, and the change in fair value of all other derivatives, is recorded currently in earnings as a component of oil and gas sales.

As of December 31, 2007, natural gas price swaps cover 4,635 Mmcf of production at a weighted average price of $8.23 for 2008 and $9.75 for 2009. The oil price collar covers 907 Mbbl of production at a floor price ranging from $60.00 to $65.00, a ceiling price ranging from $77.40 to $86.50 and a third-tier call of $100 on one collar arrangement.

Assuming no change in commodity prices, after December 31, 2007, the Company would expect to reclassify to the Statement of Operations, over the next 12 months, $1.92 million in after-tax loss associated with commodity hedges. This reclassification represents the net short-term receivable and payables associated with open positions currently not reflected in earnings at December 31, 2007 related to anticipated 2008 production.

12.	Related Party Transactions

PEMC acts as the managing general partner, providing administration, accounting and tax preparation services for the Partnerships. Certain directors have limited and general partnership interests in several of these Partnerships. As the managing general partner in each of the Partnerships, PEMC receives approximately 5% to 15% of the net revenues of each Partnership as a carried interest in the Partnerships’ properties. As more fully described in Note 7, the Company is committed to offer to repurchase the interests of the partners and trust unit holders in certain of the Partnerships. The Company purchased such interests in an amount totaling $371,000 in 2007 and $526,000 in 2006.

The Partnership agreements allow PEMC to receive reimbursement for property acquisition and development costs and general and administrative overhead, incurred on behalf of the Partnerships.

Due to related parties at December 31, 2007 and 2006, primarily represents receipts collected by the Company as agent, for oil and gas sales net of expenses. The amount of such receipts payable to the affiliated Partnerships was $1,563,000 and $477,000 at December 31, 2007 and 2006, respectively. Receivables from related parties consist of reimbursable general and administrative costs, lease operating expenses and reimbursements for property development, and related costs. Due from related parties was $212,000 and $655,000 as of December 31, 2007 and 2006 respectively. Treasury stock purchases in 2007 and 2006 included shares acquired from related parties. Purchases from related parties include a total of 31,700 shares purchased for a total consideration of $1,743,500 in 2007 and 40,759 shares purchased for a total consideration of $2,623,564 in 2006.

PRIMEENERGY CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

13.	Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents includes $3,633,000 and $2,528,000 at December 31, 2007 and 2006, respectively, of cash primarily pertaining to oil and gas revenue payments. There were corresponding accounts payable recorded at December 31, 2007 and 2006 for these liabilities.

14.	Salary Deferral Plan

The Company maintains a salary deferral plan (the “Plan”) in accordance with Internal Revenue Code Section 401(k), as amended. The Plan provides for discretionary and matching contributions which approximated $437,000 and $366,000 in 2007 and 2006, respectively.

15.	Earnings per Share

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:

	Year ended December 31, 2007
	Net Income	Number of Shares	Per share Amount
Net income per common share	$7,590,000	3,174,032	$2.39
Effect of dilutive securities:
Options	—	752,868

Diluted net income per common share	$7,590,000	3,926,900	$1.93

	Year ended December 31, 2006
	Net Income	Number of Shares	Per share Amount
Net income per common share	$18,300,000	3,314,003	$5.52
Effect of dilutive securities:
Options	—	755,682

Diluted net income per common share	$18,300,000	4,069,685	$4.50

	Year ended December 31, 2005
	Net Income	Number of Shares	Per share Amount
Net income per common share	$25,955,000	3,397,820	$7.64
Effect of dilutive securities:
Options		742,589

Diluted net income per common share	$25,955,000	4,140,409	$6.27

PRIMEENERGY CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

16.	Selected Quarterly Financial Information (Unaudited)

2007	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenue	$40,114,000	$41,910,000	$35,884,000	$28,547,000
Operating income	3,819,000	4,397,000	6,841,000	6,545,000
Net income	872,000	771,000	2,713,000	3,234,000
Net income per common share	$0.29	$0.24	$0.85	$1.01
Diluted net income per common share	$0.23	$0.20	$0.69	$0.82

2006	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenue	$21,177,000	$24,842,000	$24,331,000	$22,752,000
Operating income	3,879,000	9,050,000	7,704,000	6,951,000
Net income	2,393,000	6,609,000	5,320,000	3,978,000
Net income per common share	$0.74	$2.02	$1.61	$1.20
Diluted net income per common share	$0.60	$1.64	$1.31	$0.98

PRIMEENERGY CORPORATION and SUBSIDIARIES

SUPPLEMENTARY INFORMATION

PRIMEENERGY CORPORATION and SUBSIDIARIES

CAPITALIZED COSTS RELATING to OIL and GAS PRODUCING ACTIVITIES

December 31, 2007, 2006 and 2005

(Unaudited)

	2007	2006	2005
Developed oil and gas properties	$368,828,000	$284,698,000	$125,248,000
Undeveloped oil and gas properties	4,458,000	5,047,000	6,166,000

	373,286,000	289,745,000	131,414,000
Accumulated depreciation, depletion and valuation allowance	140,115,000	78,005,000	65,234,000

Net capitalized costs	$233,171,000	$211,740,000	$66,180,000

COSTS INCURRED in OIL and GAS PROPERTY ACQUISITION,

EXPLORATION and DEVELOPMENT ACTIVITIES

Years ended December 31, 2007 and 2006

(Unaudited)

	2007	2006	2005
Acquisition of Properties Developed	$371,000	$1,408,000	$1,569,000
Undeveloped	$184,000	$5,047,000	$6,166,000
Exploration Costs	$633,000	$17,429,000	$664,000
Development Costs	$83,356,000	$135,609,000	$44,745,000

See accompanying notes to supplementary information.

PRIMEENERGY CORPORATION and SUBSIDIARIES

STANDARDIZED MEASURE of DISCOUNTED FUTURE

NET CASH FLOWS RELATING to PROVED OIL and GAS RESERVES

Years Ended December 31, 2007, 2006 and 2005

(Unaudited)

	2007	2006	2005
Future cash inflows	$848,834,000	$641,744,000	$618,621,000
Future production and development costs	(394,274,000)	(267,243,000)	(256,672,000)
Future income tax expenses	(106,880,000)	(86,915,000)	(109,571,000)

Future net cash flows	347,680,000	287,586,000	252,378,000
10% annual discount for estimated timing of cash flow	(145,202,000)	(88,963,000)	(106,899,000)

Standardized measure of discounted future net cash flows	$202,478,000	$198,623,000	$145,479,000

See accompanying notes to supplementary information.

PRIMEENERGY CORPORATION and SUBSIDIARIES

STANDARDIZED MEASURE of DISCOUNTED FUTURE

NET CASH FLOWS and CHANGES THEREIN

RELATING to PROVED OIL and GAS RESERVES

Years Ended December 31, 2007, 2006 and 2005

(Unaudited)

The following are the principal sources of change in the standardized measure of discounted future net cash flows during 2007, 2006 and 2005:

For Year Ended December 31,	2007	2006	2005
Sales of oil and gas produced, net of production costs	$(81,946,000)	$(40,884,000)	$(35,415,000)
Net changes in prices and production costs	82,688,000	(55,367,000)	47,729,000
Extensions, discoveries and improved recovery	10,554,000	147,292,000	64,175,000
Revisions of previous quantity estimates	(19,294,000)	(1,742,000)	32,060,000
Reserves purchased, net of development costs	710,000	383,000	927,000
Net change in development costs	(27,304,000)	1,870,000	7,914,000
Reserves sold	—	—	(64,246,000)
Accretion of discount	37,450,000	20,855,000	13,391,000
Net change in income taxes	(79,000)	(13,427,000)	(23,567,000)
Changes in production rates (timing) and other	1,076,000	(5,836,000)	8,100,000

Net change	3,855,000	53,144,000	51,068,000
Standardized measure of discounted future net cash flow:
Beginning of year	198,623,000	145,479,000	94,411,000

End of year	$202,478,000	$198,623,000	$145,479,000

See accompanying notes to supplementary information.

PRIMEENERGY CORPORATION and SUBSIDIARIES

RESERVE QUANTITY INFORMATION

Years Ended December 31, 2007, 2006 and 2005

(Unaudited)

	2007		2006		2005
	Oil (bbls.)	Gas (Mcf)	Oil (bbls.)	Gas (Mcf)	Oil (bbls.)	Gas (Mcf)
Proved developed and undeveloped reserves:
Beginning of year	4,228,000	69,233,000	3,687,000	44,944,000	2,932,000	44,870,000
Extensions, discoveries and improved recovery	941,000	2,343,000	812,000	31,394,000	807,000	11,087,000
Revisions of previous estimates	897,000	(8,123,000)	91,000	(1,602,000)	373,000	5,929,000
Purchases	24,000	250,000	17,000	192,000	25,000	517,000
Reserves sold	—	—	—	—	(89,000)	(12,701,000)
Production	(490,000)	(10,634,000)	(379,000)	(5,695,000)	(361,000)	(4,758,000)

End of year	5,600,000	53,069,000	4,228,000	69,233,000	3,687,000	44,944,000

Proved developed reserves	4,648,000	50,471,000	4,009,000	66,754,000	3,504,000	43,976,000

See accompanying notes to supplementary information.

PRIMEENERGY CORPORATION and SUBSIDIARIES

RESULTS of OPERATIONS from OIL and GAS PRODUCING ACTIVITIES

Years Ended December 31, 2007, 2006 and 2005

(Unaudited)

	2007	2006	2005
Revenue:
Oil and gas sales	$112,708,000	$61,924,000	$53,988,000

Costs and expenses:
Lease operating expense	30,762,000	21,040,000	18,573,000
Exploration costs	633,000	1,162,000	664,000
Depreciation and
Depletion	59,773,000	12,771,000	10,125,000
Income tax expense	5,774,000	9,652,000	9,604,000

	96,942,000	44,625,000	38,966,000

Results of operations from producing activities (excluding corporate overhead and interest costs)	$15,766,000	$17,299,000	$15,022,000

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

PRIMEENERGY CORPORATION and SUBSIDIARIES

NOTES to SUPPLEMENTARY INFORMATION

(Unaudited)

5.	Changes in Reserves

The 2006 extensions and discoveries included 31.4 BCF of natural gas primarily related to additions from the Company’s offshore drilling activities and 812,000 barrels of oil primarily related to the Company’s drilling activity in West Texas. The Company spent $17 million and $135 million on exploration and development activities, respectively, during 2006.

The 2005 extensions and discoveries included 11 BCF of natural gas primarily related to additions from the Company’s offshore drilling activities and 807,000 barrels of oil primarily related to the Company’s drilling activity in West Texas. The Company spent $664,000 and $44 million on exploration and development activities, respectively, during 2005.

The 2005 upward revision of previous estimates was caused by the increase in oil and gas prices at the end of 2005. The 2005 sales of reserves is primarily related to the sale of reserves in the Partners transaction, discussed more fully in footnote 2 – Significant Acquisitions and Dispositions.

The 2007 extensions and discoveries reflect the successful drilling activity related to our West Texas properties. The downward revisions during 2007 are related to our offshore properties.