Form 10-Q
period 2008-03-31
PRIMEENERGY CORP
filed 2008-05-15
CIK 56868

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________________

FORM 10-Q

/X/ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2008

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

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings required for the past 90 days.

Yes [X]   No [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer" and
"smaller reporting company" in Rule 12-B of the Exchange Act.

Large Accelerated Filer [ ] Accelerated Filer [ ]

Non-Accelerated Filer [ ] Smaller Reporting Company [X ]

(Do not check if smaller reporting company)

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]   No [ X ]

The number of shares outstanding of each class of the Registrant's Common Stock as of May 12, 2008 was: Common Stock, $0.10 par value, 3,058,979 shares.

PrimeEnergy Corporation Consolidated Balance Sheets March 31, 2008 and December 31, 2007
	March 31, 2008 (Unaudited)	December 31 2007 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$17,136,000	$21,313,000
Restricted cash and cash equivalents	3,678,000	3,633,000
Accounts receivable (net)	21,579,000	20,348,000
Due from related parties	25,000	212,000
Prepaid expenses	956,000	1,391,000
Derivative contracts	--	1,332,000
Inventory at cost	3,690,000	3,711,000
Deferred income tax	5,048,000	1,582,000

Total current assets	52,112,000	53,522,000

Property and equipment, at cost
Oil and gas properties (successful efforts method), net	223,086,000	233,171,000
Field service equipment and other, net	9,327,000	8,209,000
	232
Net property and equipment	232,413,000	241,380,000

Other assets	454,000	1,180,000

Total assets	$284,979,000	$296,082,000

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation Consolidated Balance Sheets March 31, 2008 and December 31, 2007
	March 31, 2008 (Unaudited)	December 31, 2007 (Audited)
LIABILITIES and STOCKHOLDERS' EQUITY
Current liabilities:
Current bank debt	$26,350,000	$34,950,000
Accounts payable	25,698,000	26,726,000
Current portion of asset retirement and other long term obligation	527,000	1,065,000
Derivative liability short term	12,635,000	4,340,000
Accrued liabilities	10,294,000	9,953,000
Due to related parties	968,000	1,563,000
	---------------	---------------
Total current liabilities	76,472,000	78,597,000

Long-term bank debt	119,300,000	120,050,000
Asset retirement obligation	15,721,000	15,538,000
Derivative liability long term	7,358,000	3,369,000
Deferred income taxes	24,680,000	26,930,000
	---------------	---------------
Total liabilities	243,531,000	244,484,000
	---------------	---------------
Minority interest	1,313,000	1,313,000
	---------------	---------------
Stockholders' equity:
Preferred stock, $.10 par value,
authorized 5,000,000 shares, none issued	--	--
Common stock, $.10 par value, authorized
10,000,000 shares; issued 7,694,970 in 2008 and 2007	769,000	769,000
Paid in capital	11,024,000	11,024,000
Retained earnings	77,119,000	74,498,000
Accumulated other comprehensive income(loss), net	(12,795,000)	(3,618,000)
	---------------	---------------
	76,117,000	82,673,000
Treasury stock, at cost, 4,630,191 common shares
at 2008 and 4,500,649 common shares at 2007	(35,982,000)	(32,388,000)
	---------------	---------------

Total stockholders' equity	40,135,000	50,285,000
Total
	---------------	--------------
	$284,979,000	$296,082,000
	=========	=========

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation Consolidated Statements of Operations Three Months Ended March 31, 2008 and 2007 (unaudited)
	2008	2007
Revenue:
Oil and gas sales	$31,152,000	$20,329,000
Field service income	6,244,000	5,887,000
Administrative overhead fees	2,199,000	2,330,000
Other income	202,000	1,000
	----------------	----------------
Total revenue	39,797,000	28,547,000
	----------------	----------------
Costs and expenses:
Lease operating expense	8,593,000	6,553,000
Field service expense	4,762,000	4,551,000
Depreciation, depletion and amortization	16,966,000	7,690,000
General and administrative expense	3,128,000	3,110,000
Exploration costs	57,000	361,000
	----------------	----------------
Total costs and expenses	33,506,000	22,265,000
	----------------	----------------
Add gain/(loss) on sale and exchange of assets	(15,000)	263,000
	----------------	----------------
Income from operations	6,276,00	6,545,000

Other income and expenses
Less interest expense	2,447,000	1,683,000
Add interest income	119,000	191,000
	----------------	----------------

Income before provision for income taxes	3,948,000	5,053,000
Provision for income taxes	1,327,000	1,819,000
	----------------	----------------
Net income	$2,621,000	$3,234,000
	=========	==========

Basic income per common share	$0.85	$1.01

Diluted income per common share	$0.68	$0.82

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation
Consolidated Statement of Stockholders' Equity
Three Months Ended March 31, 2008
(unaudited)

					Accumulated
	Common Stock				Other
	Shares	Amount	Paid In Capital	Retained Earnings	Comprehensive Income/Loss	Treasury Stock	Total

Balance at December 31, 2006	7,694,970	$ 769,000	$11,024,000	$66,908,000	3,976,000	$(27,979,000)	$ 54,698,000
Purchased 80,399 shares of common Stock						(4,409,000)	(4,409,000)
Net income				7,590,000			7,590,000
Other comprehensive Income, net of taxes					(7,594,000)		(7,594,000)
	-----------	-----------	-------------	---------------	--------------	---------------	---------------
Balance at December 31, 2007	7,694,970	$ 769,000	$11,024,000	$74,498,000	$(3,618,000)	$(32,388,000)	$ 50,285,000
Purchased 71,707 shares of common Stock						(3,594,000)	(3,594,000)
Net income				2,621,000			2,621,000
Other comprehensive Income, net of taxes					(9,177,000)		(9,177,000)
	-----------	-----------	-------------	---------------	----------------	---------------	---------------
Balance at March 31, 2008	7,694,970	$ 769,000	$11,024,000	$77,119,000	$(12,795,000)	$(35,982,000)	$40,135,000
	=======	=======	=========	=========	=========	=========	=========

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation Consolidated Statements of Cash Flows Three Months Ended March 31, 2008 and 2007 (unaudited)
	2008	2007
Cash flows from operating activities:
Net income	$2,621,000	$3,234,000
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, depletion, amortization and accretion
on discounted liabilities	16,966,000	7,690,000
Dry hole and abandonment expense	--	305,000
Gain on sale of properties	15,000	(263,000)
Stock based compensation expense		--
Provision for deferred taxes	(554,000)	1,648,000
Changes in assets and liabilities:
Accounts receivable	(1,231,000)	2,190,000
Due from related parties	187,000	205,000
Prepaid expense and other assets	(79,000)	(55,000)
Accounts payable	802,000	(5,233,000)
Accrued liabilities	3,006,000	1,861,000
Due to related parties	(594,000)	82,000
	----------------	----------------
Net cash provided by operating activities:	21,139,000	11,664,000
	----------------	----------------
Cash flows from investing activities:
Capital expenditures, including exploration expense	(12,272,000)	(40,958,000)
Proceeds from sale of property and equipment	(15,000)	263,000
	----------------	----------------
Net cash (used in) investing activities	(12,287,000)	(40,695,000)
	----------------	----------------
Cash flows from financing activities:
Purchase of treasury stock	(3,594,000)	(1,223,000)
Proceeds from long-term bank debt	29,075,000	40,160,000
Repayment of long-term bank debt	(38,510,000)	(20,220,000)
	----------------	----------------
Net cash provided by (used in) financing activities	(13,209,000)	18,717,000
	----------------	----------------
Net increase (decrease) in cash and cash equivalents	(4,177,000)	(10,314,000)

Cash and cash equivalents at the beginning of the period	21,313,000	24,653,000
	----------------	----------------
Cash and cash equivalents at the end of the period	$17,136,000	$14,339,000
	==========	==========

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

March 31, 2008

(1) Interim Financial Statements:

The accompanying consolidated financial statements of PrimeEnergy Corporation, with the exception of the consolidated balance sheet at December 31, 2007, have not been audited by independent public accountants. In the opinion of management, the accompanying financial statements reflect all adjustments necessary to present fairly our financial position at March 31, 2008 and our income and cash flows for the three months ended March 31, 2008 and 2007. All such adjustments are of a normal recurring nature. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation. The results for interim periods are not necessarily indicative of annual results.

Effective January 1, 2008, the Company adopted those provisions of Statement of Financial Accounting Standards (SFAS) No. 157, "Fair Value Measurements," that were required to be adopted. There was no financial statement impact upon adoption on January 1, 2008. For further information regarding the adoption of SFAS No. 157, please refer to Note 11 of the Notes to the Consolidated Financial Statements.

SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115," became effective on January 1, 2008 and permits companies to choose, at specified dates, to measure certain eligible financial instruments at fair value. The provisions of SFAS No. 159 apply only to entities that elect to use the fair value option and to all entities with available-for-sale and trading securities. At the effective date, companies may elect the fair value option for eligible items that exist at that date, and the effect of the first remeasurement to fair value must be reported as a cumulative-effect adjustment to the opening balance of retained earnings. Since the Company has not elected to adopt the fair value option for eligible items, SFAS No. 159 has not had an impact on its financial position or results of operations.

Recently Issued Accounting Standards:

In March 2008, the FASB issued SFAS No. 161, "Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133." SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are in the process of evaluating the impact of SFAS No. 161 on our consolidated financial statements.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

March 31, 2008

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of Accounting Research Bulletin (ARB) No. 51." SFAS No. 160 clarifies that a noncontrolling interest (previously commonly referred to as a minority interest) in a subsidiary is an ownership interest in the consolidated entity and should be reported as equity in the consolidated financial statements. The presentation of the consolidated income statement has been changed by SFAS No. 160, and consolidated net income attributable to both the parent and the noncontrolling interest is now required to be reported separately. Previously, net income attributable to the noncontrolling interest was typically reported as an expense or other deduction in arriving at consolidated net income and was often combined with other financial statement amounts. In addition, the ownership interests in subsidiaries held by parties other than the parent must be clearly identified, labeled, and presented in the equity in the consolidated financial statements separately from the parent's equity. Subsequent changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary should be accounted for consistently, and when a subsidiary is deconsolidated, any retained noncontrolling equity interest in the former subsidiary must be initially measured at fair value. Expanded disclosures, including a reconciliation of equity balances of the parent and noncontrolling interest are also required. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. Prospective application is required. We are in the process of evaluating the impact of SFAS No. 160 on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations." SFAS No. 141(R) was issued in an effort to continue the movement toward the greater use of fair values in financial reporting and increased transparency through expanded disclosures. It changes how business acquisitions are accounted for and will impact financial statements at the acquisition date and in subsequent periods. Certain of these changes will introduce more volatility into earnings. The acquirer must now record all assets and liabilities of the acquired business at fair value, and related transaction and restructuring costs will be expensed rather than the previous method of being capitalized as part of the acquisition. SFAS No. 141(R) also impacts the annual goodwill impairment test associated with acquisitions, including those that close before the effective date of SFAS No. 141(R). The definitions of a "business" and a "business combination" have been expanded, resulting in more transactions qualifying as business combinations. SFAS No. 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 31, 2008 and earlier adoption is prohibited. We cannot predict the impact that the adoption of SFAS No. 141(R) will have on our financial position, results of operations or cash flows with respect to any acquisitions completed after December 31, 2008.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

March 31, 2008

(2) Significant Acquisitions, Dispositions and Property Activity

The Company makes an annual to offer to repurchase the interests of the partners and trust unit holders in certain of the Partnerships. The Company purchased such interests in an amount totaling $44,000 is for the three months ending March 31, 2008 and $371,000 for the year ending December 31, 2007. The Company's proportionate share of assets, liabilities and results of operations related to the interests in the Partnerships are included in the consolidated financial statements.

(3) Restricted Cash and Cash Equivalents:

Restricted cash and cash equivalents include $3,678,000 and $3,633,000 at March 31, 2008 and December 31, 2007, respectively, of cash primarily pertaining to undistributed revenue payments. There were corresponding accounts payable recorded at March 31, 2008 and December 31, 2007 for these liabilities.

(4) Additional Balance Sheet Information

Certain balance sheet amounts are comprised of the following:

	March 31, 2008	December 31, 2007
Accounts Receivable:
Joint interest billing	$3,076,000	$3,192,000
Trade receivables	2,706,000	2,352,000
Oil and gas sales	15,298,000	13,822,000
Income tax receivable	763,000	795,000
Other	15,000	415,000
	---------------	----------------
	$21,858,000	$20,576,000
Less, allowance for doubtful accounts	(279,000)	(228,000)
	--------------	----------------
	$21,579,000	$20,348,000
	=========	=========
Accounts Payable:
Trade	$9,525,000	$12,364,000
Royalty and other owners	12,371,000	11,209,000
Other	3,802,000	3,153,000
	----------------	----------------
Total	$25,698,000	$26,726,000
	=========	=========
Accrued Liabilities:
Compensation and related expenses	$2,829,000	$1,687,000
Property cost	2,304,000	4,472,000
Income tax	1,878,000	--
Other	3,283,000	3,794,000
	---------------	----------------
Total	$10,294,000	$9,953,000
	=========	=========

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

March 31, 2008

(5) Property and Equipment:

Property and equipment at March 31, 2008 and December 31, 2007 consisted of the following:

	March 31,	December 31,
	2008	2007

Proved oil and gas properties, at cost	$374,901,000	$368,828,000
Unproved oil and gas properties, at cost	4,470,000	4,458,000
Less, accumulated depletion
and depreciation	(156,285,000)	(140,115,00)
	----------------	---------------
	$223,086,000	$233,171,000

Field service equipment and other	19,459,000	18,029,000
Less, accumulated depreciation	(10,132,000)	(9,820,000)
	----------------	---------------
	$9,327,000	$8,209,000
	----------------	---------------
Total net property and equipment	$232,413,000	$241,380,000
	=========	=========

Total interest costs incurred during 2007 was $12,984,000. Of this amount, the Company capitalized $1,922,000. Capitalized interest is included as part of the cost of oil and gas properties. The capitalized rates are based upon the Company's weighted-average cost of borrowings used to finance the expenditures. There was no interest capitalized during the first quarter of 2008.

(6) Long-Term Bank Debt:

The Company currently has credit facilities totaling $360 million, consisting of a $200 million credit facility through Guaranty Bank (the offshore facility) and a $160 million credit facility through a syndicate of banks led by Guaranty Bank (the onshore facility). The credit facilities mature in 2009. Availability under the credit facilities is based on the loan value assigned to Prime's oil and gas properties. At March 31, 2008, the borrowing bases and outstanding balances were $96 million and $88.25 million, respectively, under the onshore credit facility at a weighted average interest rate of 6.85%, and $57.4 million under the offshore credit facility at a weighted average interest rate of 6.80%.

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

March 31, 2008

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

The combined average interest rates paid on outstanding bank borrowings subject to interest at the bank's base rate and on outstanding bank borrowings bearing interest based upon the LIBO rate were 6.83% during the first three months of 2008 as compared to 8.79% during the same period of 2007. Currently, the borrowing base and outstanding balance under the onshore credit facility is $96 million and 81.6 million respectively and the borrowing base and outstanding balance under the offshore credit facility is $30.9 million.

In April 2008, the Company entered into an amended and restated credit agreement related to the offshore credit facility allowing for a subordinated credit facility with a private lender and the release of certain collateral which was then pledged to the new lender under a separate credit agreement.

Pursuant to these agreements the offshore credit facility with the bank is $32.4 million which matures in 2009 and the new loan is $20 million due January 2010. The new loan was provided by a related party and bears interest at the rate of 10% per annum.

In April 2008, the Company entered into an interest swap agreement for a period of two years related to $60 million of Company debt resulting in a fixed rate of 4.375%.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

March 31, 2008

(7) Other Long-Term Obligations and Commitments:

Operating Leases:

The Company has several non-cancelable operating leases, primarily for rental of office space, that have a term of more than one year.

Operating Leases
2008	445,000
2009	350,000
2010	71,000
2011	5,000
Thereafter	--
-----------------
Total minimum payments	$871,000
==========

Asset Retirement Obligation:

A reconciliation of our liability for plugging and abandonment costs for the Three Months Ended March 31, 2008 and the year ended December 31, 2007 is as follows:

	March 31, 2008	December 31, 2007
Asset retirement obligation beginning of period	$ 15,962,000	$ 6,440,000
Liabilities incurred	--	468,000
Liabilities settled	(85,000)	(367,000)
Accretion expense	269,000	434,000
Revisions in estimated liabilities	--	8,987,000
	-------------	-------------
Asset retirement obligation end of period	$16,146,000	$ 15,962,000
	========	========

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

March 31, 2008

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

(8) Contingent Liabilities:

The Company, as managing general partner of the affiliated Partnerships, is responsible for all Partnership activities, including the drilling of development wells and the production and sale of oil and gas from productive wells. The Company also provides the administration, accounting and tax preparation work for the Partnerships, and is liable for all debts and liabilities of the affiliated Partnerships, to the extent that the assets of a given limited Partnership are not sufficient to satisfy its obligations. As of March 31, 2008, the affiliated Partnerships have established cash reserves in excess of their debts and liabilities and the Company believes these reserves will be sufficient to satisfy Partnership obligations.

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

(9) Stock Options and Other Compensation:

In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. At March 31, 2008 and 2007, options on 767,500 were outstanding and exercisable at prices ranging from $1.00 to $1.25.

(10) Related Party Transactions:

The Company acts as the managing general partner, providing administration, accounting and tax preparation services for the Partnerships. Certain directors have limited and general partnership interests in several of these Partnerships. As the managing general partner in each of the Partnerships, the Company receives approximately 5% to 15% of the net revenues of each Partnership as a carried interest in the Partnerships properties. The Company makes an annual offer to repurchase the interests of the partners and trust unit holders in certain of the Partnerships. The Company purchased such interests in an amount totaling $44,000 in the first quarter 2008 and $371,000 during 2007.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

March 31, 2008

The Partnership agreements allow PrimeEnergy Management Corporation to receive reimbursement for property acquisition and development costs and general and administrative overhead, incurred on behalf of the Partnerships.

Due to related parties primarily represents receipts collected by the Company as agent, for oil and gas sales net of expenses. The amount of such receipts due the affiliated Partnerships was $968,000 and $1,563,000 at March 31, 2008 and December 31, 2007, respectively.

Receivables from related parties consist of reimbursable general and administrative costs, lease operating expenses and reimbursement for property development and related costs. Due from related parties was $25,000 at March 31, 2008 and $655,000 at December 31, 2007. Treasury stock purchases in 2008 and 2007 included shares acquired from related parties. Purchases from related parties include a total of 70,000 shares purchased for a total consideration of $3,500,000 during the first quarter of 2008 and 31,700 shares purchased for a total consideration of $1,743,500 in 2007.

In April 2008, the Company entered into a credit agreement with a related party. The agreement provides for a loan of $20 million at a rate of 10% per annum and is secured by certain oil and gas properties and the Company's interest in a limited partnership which owns a shopping center in Alabama.

(11) Financial Instruments

Adoption of SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which establishes a formal framework for measuring fair values of assets and liabilities in financial statements that are already required by United States generally accepted accounting principles to be measured at fair value. SFAS No. 157 clarifies guidance in FASB Concepts Statement (CON) No. 7 which discusses present value techniques in measuring fair value. Additional disclosures are also required for transactions measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, "Effective Date of FASB Statement No. 157," which granted a one year deferral (to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years) for certain non-financial assets and liabilities to comply with SFAS No. 157. The Company will adopt the provisions of FAS No. 157 covered under FSP No. 157-2 on January 1, 2009. Additionally, in February 2008, the FASB issued FSP No. FAS 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13," which amends SFAS No. 157 to

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

March 31, 2008

exclude SFAS No. 13 and related pronouncements that address fair value measurements for purposes of lease classification and measurement. FSP No. FAS 157-1 is effective upon the initial adoption of SFAS No. 157. The Company has adopted SFAS No. 157 and the related FSPs discussed above which did not have an impact on its financial position or results of operations for the quarter ended March 31, 2008.

As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The transaction is based on a hypothetical transaction in the principal or most advantageous market considered from the perspective of the market participant that holds the asset or owes the liability.

The valuation techniques that can be used under SFAS No. 157 are the market approach, income approach or cost approach. The market approach uses prices and other information for market transactions involving identical or comparable assets or liabilities, such as matrix pricing. The income approach uses valuation techniques to convert future amounts to a single discounted present amount based on current market conditions about those future amounts, such as present value techniques, option pricing models (i.e. Black-Scholes model) and binomial models (i.e. Monte-Carlo model). The cost approach is based on current replacement cost to replace an asset.

The Company utilizes market data or assumptions that market participants who are independent, knowledgeable and willing and able to transact would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. The Company attempts to utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company is able to classify fair value balances based on the observability of those inputs. SFAS No. 157 establishes a formal fair value hierarchy based on the inputs used to measure fair value. The hierarchy gives the highest priority level 1 measurements and the lowest priority to level 3 measurements, and accordingly, level 1 measurements should be used whenever possible.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

March 31, 2008

The three levels of the fair value hierarchy as defined by SFAS No. 157 are as follows:

    Level 1: Valuations utilizing quoted, unadjusted prices for identical assets or liabilities in active markets that the Company has the ability to access. This is the most reliable evidence of fair value and does not require a significant degree of judgment. Examples include exchange-traded derivatives and listed equities that are actively traded.

    Level 2: Valuations utilizing quoted prices in markets that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly for substantially the full term of the asset or liability. Financial instruments that are valued using models or other valuation methodologies are included. Models used should primarily be industry-standard models that consider various assumptions and economic measures, such as interest rates, yield curves, time value, volatilities, contract terms, current market prices, credit risk or other market-corroborated inputs. Examples include most over-the-counter derivatives (non-exchange traded), physical commodities, most structured notes and municipal and corporate bonds.

    Level 3: Valuations utilizing significant, unobservable inputs. This provides the least objective evidence of fair value and requires a significant degree of judgment. Inputs may be used with internally developed methodologies and should reflect an entity's assumptions using the best information available about the assumptions that market participants would use in pricing an asset or liability. Examples include certain corporate loans, real-estate and private equity investments and long-dated or complex over-the-counter derivatives.

Depending on the particular asset or liability, input availability can vary depending on factors such as product type, longevity of a product in the market and other particular transaction conditions. In some cases, certain inputs used to measure fair value may be categorized into different levels of the fair value hierarchy. For disclosure purposes under SFAS No. 157, the lowest level that contains significant inputs used in valuation should be chosen. Per SFAS No. 157, the Company has classified its assets and liabilities into these levels depending upon the data relied on to determine the fair values. The fair values of the Company's natural gas and crude oil price collars and swaps are valued based upon quotes obtained from counterparties to the agreements and are designated as Level 3.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

March 31, 2008

The following fair value hierarchy table presents information about the Company's liabilities measured at fair value on a recurring basis as of March 31, 2008:

	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2008
Liabilities
Derivative Contracts	--	--	$(19,993,000)	$ (19,993,000)

The derivative contracts were measured based on quotes from the Company's counterparties. Such quotes have been derived using a model that considers various inputs including current market and contractual prices for the underlying instruments, quoted forward prices for natural gas and crude oil, volatility factors and interest rates, such as a LIBOR curve for a similar length of time as the derivative contract term. Although the Company utilizes multiple quotes to assess the reasonableness of its values, the Company has not attempted to obtain sufficient corroborating market evidence to support classifying these derivative contracts as Level 2.

Derivative Instruments and Hedging Activity:

The Company periodically enters into derivative commodity instruments to hedge its exposure to price fluctuations on natural gas and crude oil production. At March 31, 2008, the Company had twelve cash flow hedges open: two natural gas price swap arrangements and ten crude oil collar arrangements. At March 31, 2008, $19.99 million ($12.80 million net of tax) unrealized loss was recorded in Accumulated Other Comprehensive Income, along with receivable and a $12.63 million and $7.36 million short-term and long-term derivative payable. The change in the fair value of derivatives designated as hedges that is effective is initially recorded to Accumulated Other Comprehensive Income. The ineffective portion, if any, of the change in the fair value of derivatives designated as hedges, and the change in fair value of all other derivatives, is recorded currently in earnings as a component of oil and gas sales.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

March 31, 2008

As of March 31, 2008, natural gas price swaps cover 3,990 Mmcf of production at a weighted average price of $8.01 for 2008 and $9.75 for 2009. The oil price collar covers 818 Mbbl of production at a floor price ranging from $60.00 to $65.00, a ceiling price ranging from $77.40 to $86.50 and a third-tier call of $100 on one collar arrangement.

Assuming no change in commodity prices, after March 31, 2008, the Company would expect to reclassify to the Statement of Operations, over the next 12 months, $8.56 million in after-tax loss associated with commodity hedges. This reclassification represents the net short-term payables associated with open positions currently not reflected in earnings at March 31, 2008 related to anticipated 2008 and 2009 production.

From time to time, we enter into natural gas and crude oil swap agreements with counterparties to hedge price risk associated with a portion of our production. These cash flow hedges are not held for trading purposes. Under the swap agreements, if the index price rises above the swap price, we pay the counterparty. If the index falls below the swap price, the counterparty pays us.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

March 31, 2008

	Crude Oil Price Collar
Contract Period	Volume In Mbbl	Weighted Average Price Floor/Ceiling/Third Tier (per Bbl)	Net Unrealized (Loss)/Gain (In thousands)
Second Quarter 2008	21	$65/ $79.25/ $100.00
Second Quarter 2008	51	$60.00/ $81.25
Second Quarter 2008	15	$60.00/ $78.00
Third Quarter 2008 Third Quarter 2008 Third Quarter 2008 Fourth Quarter 2008 Fourth Quarter 2008 Fourth Quarter 2008	20 51 15 18 51 15	$65/ $79.25/ $100.00 $60.00/ $81.25 $60.00/ $78.00 $65/ $79.25/ $100.00 $60.00/ $81.25 $60.00/ $78.00
Full Year 2008	257		$ (3,090)
			=====
First Quarter 2009	51	$60/ $79.70
First Quarter 2009	6	$60/ $77.75
First Quarter 2009	12	$65/ $86.50
Second Quarter 2009	17	$60/ $79.70
Second Quarter 2009	38	$60/ $77.40
Second Quarter 2009	2	$60/ $77.75
Second Quarter 2009	12	$65/ $86.50
Third Quarter 2009	57	$60/ $77.40
Third Quarter 2009	12	$65/ $86.50
Fourth Quarter 2009	57	$60/ $77.40
Fourth Quarter 2009	12	$65/ $86.50
Full Year 2009	276		$ (2,520)
			=====
First Quarter 2010	51	$65/ $80.90
First Quarter 2010	9	$65/ $84.14
Second Quarter 2010	51	$65/ $80.90
Second Quarter 2010	9	$65/ $84.14
Third Quarter 2010	51	$65/ $80.90
Third Quarter 2010	9	$65/ $84.14
Fourth Quarter 2010	51	$65/ $80.90
Fourth Quarter 2010	9	$65/ $84.14
Full Year 2010	240		$ (1,911)
			=====

First Quarter 2011 45 $65.00/ $84.14

Full Year 2011	45	$ (281)
=====

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

March 31, 2008

At March 31, 2008, we had two natural gas price swap contracts covering our 2008 and 2009 production as follows:

	Natural Gas Price Swaps
Contract Period	Volume in Mmcf	Weighted Average Price (per Mcf)	Net Unrealized Gain (In thousands)

Second Quarter 2008	1,005	8.07	(1,198)
Third Quarter 2008	1,005	8.07	(1,397)
Fourth Quarter 2008	1,005	8.07	(1,612)
Full Year 2008	3,015	$ 8.01	$ (4,207)
	====	====	====

First Quarter 2009	975	$ 9.75	$ (790)
Full Year 2009	975	$ 9.75	$ (790)
	====	====	====

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

In April 2008, the Company entered into an interest rate swap agreement for a period of two years related to $60 million of Company debt resulting in a fixed rate of 4.375%.

(12) Income Per Share:

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:
	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
	Net Income	Number of	Per Share	Net	Number of	Per Share
		Shares	Amount	Income	Shares	Amount
Net income per common share	$2,621,000	3,090,276	$0.85	$3,234,000	3,210,526	$1.01
Effect of dilutive securities:
Options		752,651			752,904
	-------------	--------------	-------	-------------	--------------	-------
Diluted net income
per common share	$2,621,000	3,842,927	$0.68	$3,234,000	3,963,430	$0.82
	========	========	=====	========	========	=====

PrimeEnergy Corporation

March 31, 2008

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the financial statements of the Company and notes thereto. The Company's subsidiaries are defined in Note 1 of the financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow provided by operations for the three month period ended March 31, 2008 was $21,139,000. Excluding the effects of significant unforeseen expenses or other income, our cash flow from operations fluctuates primarily because of variations in oil and gas production and prices or changes in working capital accounts. Our oil and gas production will vary based on actual well performance but may be curtailed due to factors beyond our control. Hurricanes in the Gulf of Mexico may shut down our production for the duration of the storm's presence in the Gulf or damage production facilities so that we cannot produce from a particular property for an extended amount of time. In addition, downstream activities on major pipelines in the Gulf of Mexico can also cause us to shut-in production for various lengths of time.

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

For 2008 we have budgeted $60 million for exploration and development in our core operating areas. As of May, 2008, the Company has committed approximately $18 million on wells in these areas that have been spudded since January 1, 2008. We expect to continue to make significant capital expenditures over the next several years as part of our long-term growth strategy.

PrimeEnergy Corporation

March 31, 2008

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

The Company currently maintains two credit facilities totaling $360 million, with a combined current borrowing base of $126.90 million. The bank reviews the borrowing base semi-annually and, at their discretion, may decrease or propose an increase to the borrowing base relative to a redetermined estimate of proved oil and gas reserves. Our oil and gas properties are pledged as collateral for the line of credit and we are subject to certain financial covenants defined in the agreement. We are currently in compliance with these financial covenants. If we do not comply with these covenants on a continuing basis, the lenders have the right to refuse to advance additional funds under the facility and/or declare all principal and interest immediately due and payable.

In April 2008, the Company entered into an amended and restated credit agreement related to the offshore credit facility allowing for a subordinated credit facility with a private lender and the release of certain collateral which was then pledged to the new lender under a separate credit agreement.

Pursuant to these agreements the offshore credit facility with the bank is $32.4 million which matures in 2009 and the new loan is $20 million due January 2010. The new loan was provided by a related party and bears interest at the rate of 10% per annum.

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

March 31, 2008

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

Revenues and net income during the three month period ended March 31, 2008, as compared to the same periods in 2007 reflect the increased oil and gas sales, presented below, offset by exploration costs and depreciation and depletion of oil and gas properties. The table summarizes production volumes and average sales prices realized (including realized gains and losses from derivatives).

	Three Months Ended
	March 31,

			Increase /
	2008	2007	(Decrease)

Barrels of Oil Produced	139,000	91,000	48,000
Average Price Received	$76.67	$56.64	$20.03
	---------------	---------------	--------------
Oil Revenue	$10,657,000	$ 5,154,000	$ 5,503,000
	---------------	---------------	--------------
Mcf of Gas Produced	2,332,000	1,845,000	487,000
Average Price Received	$8.79	$8.22	$0.57
	---------------	---------------	--------------
Gas Revenue	$20,495,000	$15,175,000	$ 5,320,000
	---------------	---------------	--------------
Total Oil & Gas Revenue	$31,152,000	$20,329,000	$10,823,000
	=========	=========	=========

Oil and gas prices received excluding the impact of derivatives were;

	Three Months Ended
	March 31,

			Increase /
	2008	2007	(Decrease)

Oil Price	$87.63	$ 53.70	$33.93
Gas Price	$ 8.38	$ 6.51	$1.97

Changes in production are due to production from properties added during 2007 and early 2008 offset by the natural decline of existing properties. The increase in oil production is related to our onshore drilling program while the increase in gas production reflects the continued production from our offshore drilling program.

Lease operating expense for the three months of 2008 increased by $2,040,000 compared to 2007 due to the addition of lease operating expenses of new properties, and overall price increases in oil field services.

PrimeEnergy Corporation

March 31, 2008

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

General and administrative expenses remained flat in the first three months of 2008 as compared to 2007.

Field Service income and expense for the three months of 2008 increased $357,000 and $211,000, respectively, compared to 2007. These increases reflect higher utilization of equipment combined with an upward trend in rates and costs during 2008.

Depreciation, depletion and amortization expense increased to $19,966,000 in 2008 from $7,690,000 in 2008. This increase is primarily related to the offshore facilities placed in service during the first quarter of 2008.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate and swap activity.

The Company is exposed to interest rate risk on its line of credit, which has variable rates based upon the lenders base rate, as defined, and the London Inter-Bank Offered rate. Based on the weighted average balances outstanding during the first quarter of 2008, a hypothetical 2.5% increase in the applicable interest rates would have increased interest expense for the Three Months Ended March 31, 2008 by approximately $711,000.

In April 2008, the Company entered into an interest rate swap agreement for a period of two years related to $60 million of Company debt resulting in a fixed rate of 4.37%.

PrimeEnergy Corporation

March 31, 2008

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

Item 4. CONTROLS AND PROCEDURES

As of the end of the current reported period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the Commission's rules and forms, of information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

There were no significant changes in the Company's internal control over financial reporting that occurred during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PrimeEnergy Corporation

March 31, 2008

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, the Company is party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, management does not expect these matters to have a materially adverse effect on the financial position or results of operations of the Company.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the Three Months Ended March 31, 2008, the Company purchased the following shares of common stock as treasury shares.

2008 Month	Number of Shares	Average Price Paid per share	Maximum Number of Shares that May Yet Be Purchased Under The Plan (1)
January	60,684	$ 50.06	224,871
February	558	$ 54.68	224,313
March	10,465	$ 50.25	213,848
	-----------
Total/Average	71,707	$ 50.12
	======

(1) In December 1993, we announced that our board of directors authorized a stock repurchase program whereby we may purchase outstanding shares of our common stock from time-to-time, in open market transactions or negotiated sales. A total of 2,700,000 shares have been authorized, to date, under this program. Through March 31, 2008 we repurchased a total of 2,486,152 shares under this program for $32,702,965 at an average price of $13.15 per share. Additional purchases may occur as market conditions warrant. We expect future purchases will be funded with internally generated cash flow or from working capital.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS AND REPORTS ON FORM 8K

No reports on form 8K were filed by the Company during the Three Months Ended March 31, 2008.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PrimeEnergy Corporation
(Registrant)

May 15, 2008	/s/ Charles E. Drimal, Jr.
(Date)	------------------------------
Charles E. Drimal, Jr.
President
Principal Executive Officer

May 15, 2008	/s/ Beverly A. Cummings
(Date)	-------------------------------
Beverly A. Cummings
Executive Vice President
Principal Financial and Accounting Officer