Form 10-Q
period 2008-06-30
PRIMEENERGY CORP
filed 2008-08-14
CIK 56868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2008

Or

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From              to

Commission File Number 0-7406

PrimeEnergy Corporation

(Exact name of registrant as specified in its charter)

Delaware	84-0637348
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

One Landmark Square, Stamford, Connecticut 06901

(Address of principal executive offices)

(203) 358-5700

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings required for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” and “smaller reporting company” in Rule 12-B of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if smaller reporting company)

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each class of the Registrant’s Common Stock as of August 11, 2008 was: Common Stock, $0.10 par value, 3,050,141 shares.

PrimeEnergy Corporation

Index to Form 10-Q

June 30, 2008

PrimeEnergy Corporation

Consolidated Balance Sheets

June 30, 2008 and December 31, 2007

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$20,775,000	$21,313,000
Restricted cash and cash equivalents	5,312,000	3,633,000
Accounts receivable (net)	29,080,000	20,348,000
Due from related parties	281,000	212,000
Prepaid expenses	2,009,000	1,391,000
Derivative fair value	418,000	1,332,000
Inventory at cost	5,360,000	3,711,000
Deferred income tax	11,783,000	1,582,000

Total current assets	75,018,000	53,522,000

Property and equipment, at cost
Oil and gas properties (successful efforts method), net	221,299,000	233,171,000
Field service equipment and other, net	9,001,000	8,209,000

Net property and equipment	230,300,000	241,380,000

Other assets	871,000	1,180,000

Total assets	$306,189,000	$296,082,000

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Consolidated Balance Sheets

June 30, 2008 and December 31, 2007

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Current bank debt	$18,000,000	$34,950,000
Accounts payable	37,352,000	26,726,000
Current portion of asset retirement and other long-term obligations	2,171,000	1,065,000
Derivative fair value	31,765,000	4,340,000
Accrued liabilities	11,238,000	9,953,000
Due to related parties	1,179,000	1,563,000

Total current liabilities	101,705,000	78,597,000
Long-term bank debt	101,050,000	120,050,000
Indebtedness to related parties	20,000,000	—
Asset retirement obligation	17,406,000	15,538,000
Derivative fair value	23,847,000	3,369,000
Deferred income taxes	19,788,000	26,930,000

Total liabilities	283,796,000	244,484,000

Minority interest	1,313,000	1,313,000

Stockholders’ equity:
Preferred stock, $.10 par value, Authorized 5,000,000 shares, none issued	—	—
Common stock, $.10 par value, authorized 10,000,000 shares; issued 7,694,970 in 2008 and 2007	769,000	769,000
Paid in capital	11,024,000	11,024,000
Retained earnings	83,047,000	74,498,000
Accumulated other comprehensive income(loss), net	(35,058,000)	(3,618,000)

	57,782,000	82,673,000
Treasury stock, at cost, 4,442,852 common shares at 2008 and 4,500,649 common shares at 2007	(36,702,000)	(32,388,000)

Total stockholders’ equity	23,080,000	50,285,000

Total	$306,189,000	$296,082,000

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Consolidated Statements of Operations

Six Months Ended June 30, 2008 and 2007

(unaudited)

	2008	2007
Revenue:
Oil and gas sales	$67,889,000	$47,672,000
Field service income	12,718,000	11,782,000
Administrative overhead fees	4,499,000	4,812,000
Other income	197,000	166,000

Total revenue	85,303,000	64,432,000

Costs and expenses:
Lease operating expense	18,722,000	14,797,000
Field service expense	9,574,000	9,050,000
Depreciation, depletion and amortization	35,690,000	20,600,000
General and administrative expense	7,033,000	6,790,000
Exploration costs	299,000	419,000

Total costs and expenses	71,318,000	51,656,000

Add gain/(loss) on sale and exchange of assets	78,000	611,000

Income from operations	14,063,000	13,387,000

Other income and expenses
Interest expense	4,376,000	4,512,000
Interest income	200,000	417,000

Net income before income taxes	9,887,000	9,292,000
Provision for income taxes	3,338,000	3,345,000

Net income	$6,549,000	$5,947,000

Basic income per common share	$2.13	$1.86

Diluted income per common share	$1.71	$1.50

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Consolidated Statements of Operations

Three Months Ended June 30, 2008 and 2007

(unaudited)

	2008	2007
Revenue:
Oil and gas sales	$36,737,000	$27,343,000
Field service income	6,474,000	5,895,000
Administrative overhead fees	2,300,000	2,482,000
Other income (loss)	(5,000)	391,000

Total revenue	45,506,000	36,111,000

Costs and expenses:
Lease operating expense	10,129,000	8,244,000
Field service expense	4,812,000	4,499,000
Depreciation, depletion and amortization	18,274,000	12,910,000
General and administrative expense	3,905,000	3,680,000
Exploration costs	242,000	58,000

Total costs and expenses	37,812,000	29,391,000

Add gain/(loss) on sale and exchange of assets	93,000	—

Income from operations	7,787,000	6,720,000
Interest expense	1,929,000	2,829,000
Interest Income	81,000	348,000

Net income before income taxes	5,939,000	4,239,000

Provision for income taxes	2,011,000	1,526,000

Net income	$3,928,000	$2,713,000

Basic income per common share	$1.28	$0.85

Diluted income per common share	$1.03	$0.69

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Consolidated Statement of Stockholders’ Equity

Six Months Ended June 30, 2008

(unaudited)

	Common Stock		Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income/Loss	Treasury Stock	Total
	Shares	Amount
Balance at December 31, 2006	7,694,970	$769,000	$11,024,000	$66,908,000	$3,976,000	$(27,979,000)	$54,698,000
Purchased 80,399 shares of common Stock						(4,409,000)	(4,409,000)
Net income				7,590,000			7,590,000
Other comprehensive Income, net of taxes					(7,594,000)		(7,594,000)

Balance at December 31, 2007	7,694,970	$769,000	$11,024,000	$74,498,000	$(3,618,000)	$(32,388,000)	$50,285,000
Purchased 84,368 shares of common Stock						(4,314,000)	(4,314,000)
Net income				6,549,000			6,549,000
Other comprehensive Income, net of taxes					(31,440,000)		(31,440,000)

Balance at June 30, 2008	7,694,970	$769,000	$11,024,000	$81,047,000	$(35,058,000)	$(36,702,000)	$21,080,000

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2008 and 2007

(unaudited)

	2008	2007
Cash flows from operating activities:
Net income	$6,549,000	$5,947,000
Adjustments to reconcile net income to net cash provided by
Operating activities:
Depreciation, depletion, amortization and accretion
On discounted liabilities	35,690,000	20,600,000
Dry hole and abandonment expense	—	318,000
Gain on sale of properties	(78,000)	(611,000)
Provision for deferred taxes	1,227,000	2,674,000
Changes in assets and liabilities:
Accounts receivable	(8,732,000)	6,800,000
Due from related parties	(68,000)	389,000
Inventory	463,000	2,506,000
Prepaid expense and other assets	(1,646,000)	(522,000)
Accounts payable	13,047,000	(2,963,000)
Accrued liabilities	1,506,000	(28,000)
Due to related parties	(384,000)	(18,000)

Net cash provided by operating activities:	47,628,000	35,092,000

Cash flows from investing activities:
Capital expenditures, including exploration expense	(28,146,000)	(68,399,000)
Proceeds from sale of property and equipment	78,000	611,000

Net cash (used in) investing activities	(28,068,000)	(67,788,000)

Cash flows from financing activities:
Purchase of treasury stock	(4,314,000)	(2,382,000)
Proceeds from long-term debt	72,175,000	65,285,000
Repayment of long-term debt	(87,959,000)	(41,609,000)

Net cash provided (used in) financing activities	(20,098,000)	21,294,000

Net decrease in cash and cash equivalents	(538,000)	(11,402,000)
Cash and cash equivalents at the beginning of the period	21,313,000	24,653,000

Cash and cash equivalents at the end of the period	$20,775,000	$13,251,000

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

June 30, 2008

(1) Interim Financial Statements:

The accompanying consolidated financial statements of PrimeEnergy Corporation, with the exception of the consolidated balance sheet at December 31, 2007, have not been audited by independent public accountants. In the opinion of management, the accompanying financial statements reflect all adjustments necessary to present fairly our financial position at June 30, 2008 and our income and cash flows for the six months ended June 30, 2008 and 2007. All such adjustments are of a normal recurring nature. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation. The results for interim periods are not necessarily indicative of annual results.

Effective January 1, 2008, the Company adopted those provisions of Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” that were required to be adopted. There was no financial statement impact upon adoption on January 1, 2008. For further information regarding the adoption of SFAS No. 157, please refer to Note 11 of the Notes to the Consolidated Financial Statements.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115,” became effective on January 1, 2008 and permits companies to choose, at specified dates, to measure certain eligible financial instruments at fair value. The provisions of SFAS No. 159 apply only to entities that elect to use the fair value option and to all entities with available-for-sale and trading securities. At the effective date, companies may elect the fair value option for eligible items that exist at that date, and the effect of the first remeasurement to fair value must be reported as a cumulative-effect adjustment to the opening balance of retained earnings. Since the Company has not elected to adopt the fair value option for eligible items, SFAS No. 159 has not had an impact on its financial position or results of operations.

Recently Issued Accounting Standards:

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” which identifies a consistent framework for selecting accounting principles to be used in preparing financial statements for nongovernmental entities that are presented in conformity with United States generally accepted accounting principles (GAAP). The current GAAP hierarchy was criticized due to its complexity, ranking position of FASB Statements of Financial Accounting Concepts and the fact that it is directed at auditors rather than entities. The statement specifies that the reporting entity, not the auditors, is responsible for its compliance with GAAP. SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not believe that SFAS No. 162 will have an impact on its financial position, result of operations or cash flows. The Company will adopt SFAS 162 when it becomes effective.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

June 30, 2008

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are in the process of evaluating the impact of SFAS No. 161 on our consolidated financial statements.

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

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

June 30, 2008

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

(2) Significant Acquisitions, Dispositions and Property Activity

The Company makes an annual offer to repurchase the interests of the partners and trust unit holders in certain of the Partnerships. The Company purchased such interests in an amount totaling $153,000 is for the six months ending June 30, 2008 and $371,000 for the year ending December 31, 2007. The Company’s proportionate share of assets, liabilities and results of operations related to the interests in the Partnerships are included in the consolidated financial statements.

(3) Restricted Cash and Cash Equivalents:

Restricted cash and cash equivalents include $5,312,000 and $3,633,000 at June 30, 2008 and December 31, 2007, respectively, of cash primarily pertaining to undistributed revenue payments. There were corresponding accounts payable recorded at June 30, 2008 and December 31, 2007 for these liabilities.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

June 30, 2008

(4) Additional Balance Sheet Information

Certain balance sheet amounts are comprised of the following:

	June 30, 2008	December 31, 2007
Accounts Receivable:
Joint interest billing	$6,795,000	$3,192,000
Trade receivables	2,565,000	2,352,000
Oil and gas sales	19,759,000	13,822,000
Income tax receivable	—	795,000
Other	243,000	415,000

	$29,362,000	$20,576,000
Less, allowance for doubtful accounts	(282,000)	(228,000)

	$29,080,000	$20,348,000

Accounts Payable:
Trade	$17,081,000	$12,364,000
Royalty and other owners	15,824,000	11,209,000
Other	4,447,000	3,153,000

Total	$37,352,000	$26,726,000

Accrued Liabilities:
Compensation and related expenses	$3,135,000	$1,687,000
Property cost	2,818,000	4,472,000
Income tax	2,147,000	—
Other	3,138,000	3,794,000

Total	$11,238,000	$9,953,000

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

June 30, 2008

(5) Property and Equipment:

Property and equipment at June 30, 2008 and December 31, 2007 consisted of the following:

	June 30, 2008	December 31, 2007
Proved oil and gas properties, at cost	$390,725,000	$368,828,000
Unproved oil and gas properties, at cost	3,315,000	4,458,000
Less, accumulated depletion and depreciation	(172,741,000)	(140,115,00)

	$221,299,000	$233,171,000
Field service equipment and other	19,546,000	18,029,000
Less, accumulated depreciation	(10,545,000)	(9,820,000)

	$9,001,000	$8,209,000

Total net property and equipment	$230,300,000	$241,380,000

Total interest incurred during the year ended December 31, 2007 was $12,984,000. Of this amount, the Company capitalized $1,922,000. Capitalized interest is included as part of the cost of oil and gas properties. The capitalized rates are based upon the Company’s weighted-average cost of borrowings used to finance expenditures. There was no interest capitalized during the first half of 2008.

(6) Long-Term Debt:

Bank Debt:

The Company currently has credit facilities totaling $360 million, consisting of a $200 million credit facility through Guaranty Bank (the offshore facility) and a $160 million credit facility through a syndicate of banks led by Guaranty Bank (the onshore facility). The offshore facility’s maturity date is 2009 and onshore credit facility matures in 2011.

Availability under the credit facilities is based on the loan value assigned to Prime’s oil and gas properties. The determination of the Borrowing Base is made by the lenders taking into consideration the estimated value of Prime’s oil and gas properties in accordance with the lenders’ customary practices for oil and gas loans. This process involves reviewing Prime’s estimated proved reserves and their valuation. The Borrowing Base is re-determined semi-annually, and the available borrowing amount could be increased or decreased as a result of such redeterminations. In addition, Prime and the lenders each have discretion at any time to have the Borrowing Base re-determined. A revision to Prime’s reserves may prompt such a

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

June 30, 2008

request on the part of the lenders, which could possibly result in a reduction in the Borrowing Base and availability under the credit facilities. If outstanding borrowings under either of the credit facilities exceed the applicable portion of the Borrowing Base, Prime would be required to repay the excess amount within a prescribed period. If we are unable to pay the excess amount, it would cause an event of default.

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

During the second quarter 2008, the Company entered into an amended and restated credit agreement related to the offshore credit facility allowing for a subordinated credit facility with a private lender and the release of certain collateral which was then pledged to the new lender under a separate credit agreement.

At June 30, 2008, the borrowing bases and outstanding balances of the Company’s bank debt were $96 million and $89.6 million, respectively, under the onshore credit facility at a weighted average interest rate of 5.92%, and $29.4 million under the offshore credit facility at a weighted average interest rate of 5.28%. Total outstanding bank debt was $119 million at June 30,2008. The combined average interest rates paid on outstanding bank borrowings subject to interest at the bank’s base rate and on outstanding bank borrowings bearing interest based upon the LIBO rate were 6.03% during the first six months of 2008 as compared to 8.89% during the same period of 2007.

The Company entered into interest rate hedge agreements to help manage interest rate exposure. These contracts include interest rate swaps. Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. The Company entered into interest swap agreements for a period of two years, beginning in April 2008, related to $60 million of Company bank debt resulting in a fixed rate of 4.375%. The underlying debt contracts above are repriced quarterly based upon the three-month LIBOR rates.

Indebtedness to related parties – noncurrent:

During the second quarter 2008, the Company’s offshore subsidiary entered into a subordinated credit facility with a private lender with an availability of $50 million. The private lender has specific collateral pledged under a separate credit agreement. The private lender is a member of the Company’s Board of Directors.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

June 30, 2008

The current advances of this credit facility are $20 million. The facility matures in January 2010. The new loan bears interest at the rate of 10% per annum.

(7) Other Long-Term Obligations and Commitments:

Operating Leases:

The Company has several non-cancelable operating leases, primarily for rental of office space, that have a term of more than one year.

Operating Leases
2008	$297,000
2009	350,000
2010	71,000
2011	5,000
Thereafter	—

Total minimum payments	$723,000

Asset Retirement Obligation:

A reconciliation of our liability for plugging and abandonment costs for the Six Months Ended June 30, 2008 and the year ended December 31, 2007 is as follows:

	June 30, 2008	December 31, 2007
Asset retirement obligation – beginning of period	$15,962,000	$6,440,000
Liabilities incurred	268,000	468,000
Liabilities settled	(134,000)	(367,000)
Accretion expense	549,000	434,000
Revisions in estimated liabilities	1,211,000	8,987,000

Asset retirement obligation – end of period	$17,856,000	$15,962,000

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

June 30, 2008

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

(8) Contingent Liabilities:

The Company, as managing general partner of the affiliated Partnerships, is responsible for all Partnership activities, including the drilling of development wells and the production and sale of oil and gas from productive wells. The Company also provides the administration, accounting and tax preparation work for the Partnerships, and is liable for all debts and liabilities of the affiliated Partnerships, to the extent that the assets of a given limited Partnership are not sufficient to satisfy its obligations. As of June 30, 2008, the affiliated Partnerships have established cash reserves in excess of their debts and liabilities and the Company believes these reserves will be sufficient to satisfy Partnership obligations.

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

(9) Stock Options and Other Compensation:

In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. At June 30, 2008 and 2007, options on 767,500 were outstanding and exercisable at prices ranging from $1.00 to $1.25.

(10) Related Party Transactions:

The Company acts as the managing general partner, providing administration, accounting and tax preparation services for the Partnerships. Certain directors have limited and general partnership interests in several of these Partnerships. As the managing general partner in each of the Partnerships, the Company receives approximately 5% to 15% of the net revenues of each Partnership as a carried interest in the Partnerships’ properties. The Company makes an annual offer to repurchase the interests of the partners and trust unit holders in certain of the Partnerships. The Company purchased such interests in an amount totaling $153,000 in the second quarter 2008 and $371,000 during 2007.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

June 30, 2008

Treasury stock purchases in 2008 and 2007 included shares acquired from related parties. Purchases from related parties included a total of 70,000 shares purchased for a total consideration of $3,500,000 during the first half of 2008 and 31,700 shares purchased for a total consideration of $1,743,000 in 2007.

Due to related parties primarily represents receipts collected by the Company as agent, for the partnerships for oil and gas sales net of expenses. As of June 30, 2008, also in due to related parties is the amount of accrued interest owed to the related party, a member of the Company’s Board of Directors, with whom the Company’s offshore subsidiary entered into a credit agreement. The agreement provides for a loan of $20 million at a rate of 10% per annum and is secured by certain oil and gas properties and the Company’s interest in a limited partnership which owns a shopping center in Alabama. The total due to related parties at June 30, 2008 and December 31, 2007 was $1,179,000 and $1,563,000 respectively. Included at June 30, 2008 was $164,000 of accrued interest on the related party loan.

The Partnership agreements allow PrimeEnergy Management Corporation to receive reimbursement for property acquisition and development costs and general and administrative overhead, incurred on behalf of the Partnerships and related party joint venture partners who are members of the Company’s Board of Directors. Receivables from related parties consist of reimbursable general and administrative costs, lease operating expenses and reimbursement for property development and related costs. Due from related parties was $281,000 at June 30, 2008 and $212,000 at December 31, 2007.

(11) Financial Instruments

Adoption of SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a formal framework for measuring fair values of assets and liabilities in financial statements that are already required by United States generally accepted accounting principles to be measured at fair value. SFAS No. 157 clarifies guidance in FASB Concepts Statement (CON) No. 7 which discusses present value techniques in measuring fair value. Additional disclosures are also required for transactions measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which granted a one year deferral (to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years) for certain non-financial assets and liabilities to comply with SFAS No. 157. The Company will adopt the provisions of FAS No. 157 covered under FSP No. 157-2 on January 1, 2009. Additionally, in February 2008, the FASB issued FSP No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which amends SFAS No. 157 to

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

June 30, 2008

exclude SFAS No. 13 and related pronouncements that address fair value measurements for purposes of lease classification and measurement. FSP No. FAS 157-1 is effective upon the initial adoption of SFAS No. 157. The Company has adopted SFAS No. 157 and the related FSPs discussed above which did not have an impact on its financial position or results of operations for the quarter ended June 30, 2008.

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

June 30, 2008

The three levels of the fair value hierarchy as defined by SFAS No. 157 are as follows:

•

Level 1: Valuations utilizing quoted, unadjusted prices for identical assets or liabilities in active markets that the Company has the ability to access. This is the most reliable evidence of fair value and does not require a significant degree of judgment. Examples include exchange-traded derivatives and listed equities that are actively traded.

•

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

•

Level 3: Valuations utilizing significant, unobservable inputs. This provides the least objective evidence of fair value and requires a significant degree of judgment. Inputs may be used with internally developed methodologies and should reflect an entity’s assumptions using the best information available about the assumptions that market participants would use in pricing an asset or liability. Examples include certain corporate loans, real-estate and private equity investments and long-dated or complex over-the-counter derivatives.

Depending on the particular asset or liability, input availability can vary depending on factors such as product type, longevity of a product in the market and other particular transaction conditions. In some cases, certain inputs used to measure fair value may be categorized into different levels of the fair value hierarchy. For disclosure purposes under SFAS No. 157, the lowest level that contains significant inputs used in valuation should be chosen. Per SFAS No. 157, the Company has classified its assets and liabilities into these levels depending upon the data relied on to determine the fair values. The fair values of the Company’s natural gas and crude oil price collars and swaps are valued based upon quotes obtained from counterparties to the agreements and are designated as Level 3.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

June 30, 2008

The following fair value hierarchy table presents information about the Company’s liabilities measured at fair value on a recurring basis as of June 30, 2008:

	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2008
Assets
Interest Rate Contracts	—	—	$534,000	$534,000

Total Assets	—	—	$534,000	$534,000

Liabilities
Commodity Derivative Contracts	—	—	$(35,592,000)	$(35,592,000)

Total Liability	—	—	$(35,592,000)	$(35,592,000)

The derivative contracts were measured based on quotes from the Company’s counterparties. Such quotes have been derived using a model that considers various inputs including current market and contractual prices for the underlying instruments, quoted forward prices for natural gas and crude oil, volatility factors and interest rates, such as a LIBOR curve for a similar length of time as the derivative contract term. Although the Company utilizes multiple quotes to assess the reasonableness of its values, the Company has not attempted to obtain sufficient corroborating market evidence to support classifying these derivative contracts as Level 2.

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as level 3 in the fair value hierarchy.

Net liabilities as of January 1, 2008	$(3,618,000)
Total realized and unrealized losses:
Included in earnings	(4,284,000)
Included in other comprehensive income	(27,719,000)
Purchases, sales, issuances and settlements, net	563,000

Net liabilities as of June 30, 2008	$(35,058,000)

(a)	Amounts reported in net income are classified as sales for commodity derivative instruments and as a reduction to interest expense for interest rate swap instruments.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

June 30, 2008

Derivative Instruments and Hedging Activity:

The Company periodically enters into derivative commodity instruments to hedge its exposure to price fluctuations on natural gas and crude oil production. At June 30, 2008, the Company had eleven cash flow hedges open: two natural gas price swap arrangements and nine crude oil collar arrangements. At June 30, 2008, $55.8 million ($35.6 million net of tax) unrealized loss was recorded in Accumulated Other Comprehensive Income, $31.8 million and $23.8 million short-term and long-term derivative payable. Also included in Accumulated Other Comprehensive Income is unrealized gain on interest rate swaps of $835,000 ($534,000 net of tax), and $267,000 in both short and long-term derivative assets.

The change in the fair value of derivatives designated as hedges that is effective is initially recorded to Accumulated Other Comprehensive Income. The ineffective portion, if any, of the change in the fair value of derivatives designated as hedges, and the change in fair value of all other derivatives, is recorded currently in earnings as a component of oil and gas sales.

As of June 30, 2008, natural gas price swaps cover 2,985 Mmcf of production at a weighted average price of $8.04 for 2008 and $9.75 for 2009. The oil price collar covers 731 Mbbl of production at a floor price ranging from $60.00 to $65.00, a ceiling price ranging from $77.40 to $86.50 and a third-tier call of $100 on one collar arrangement.

Assuming no change in commodity prices, after June 30, 2008, the Company would expect to reclassify to the Statement of Operations, over the next 12 months, $20.7 million in after-tax loss associated with commodity hedges. This reclassification represents the net short-term payables associated with open positions currently not reflected in earnings at June 30, 2008 related to anticipated remaining 2008 production and 2009 production through June.

Assuming no change in interest rates after June 30, 2008, the Company would expect to reclassify to the statement of operations $267,000 in after tax gains associated with the interest rate swaps. This reclassification represents interest swaps which will expire within one year of June 30, 2008.

The Company entered into interest rate hedge agreements to help manage interest rate exposure. These contracts include interest rate swaps. Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. The Company entered into interest swap agreements for a period of two years, beginning in April 2008, related to $60 million of Company bank debt resulting in a fixed rate of 4.375%. The underlying debt contracts above are repriced quarterly based upon the three-month LIBOR rates.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

June 30, 2008

	Crude Oil Price Collar
Contract Period	Volume In Mbbl	Weighted Average Price Floor/Ceiling/Third Tier (per Bbl)			Net Unrealized (Loss)/Gain (In thousands)
Third Quarter 2008	20	$65/	$79.25/	$100.00
Third Quarter 2008	51		$60.00/	$81.25
Third Quarter 2008	15		$60.00/	$78.00
Fourth Quarter 2008	18	$65/	$79.25/	$100.00
Fourth Quarter 2008	51		$60.00/	$81.25
Fourth Quarter 2008	15		$60.00/	$78.00

Full Year 2008	170				$(5,398)

First Quarter 2009	51		$60/	$79.70
First Quarter 2009	6		$60/	$77.75
First Quarter 2009	12		$65/	$86.50
Second Quarter 2009	17		$60/	$79.70
Second Quarter 2009	38		$60/	$77.40
Second Quarter 2009	2		$60/	$77.75
Second Quarter 2009	12		$65/	$86.50
Third Quarter 2009	57		$60/	$77.40
Third Quarter 2009	12		$65/	$86.50
Fourth Quarter 2009	57		$60/	$77.40
Fourth Quarter 2009	12		$65/	$86.50

Full Year 2009	276				$(10,585)

First Quarter 2010	51		$65/	$80.90
First Quarter 2010	9		$65/	$84.14
Second Quarter 2010	51		$65/	$80.90
Second Quarter 2010	9		$65/	$84.14
Third Quarter 2010	51		$65/	$80.90
Third Quarter 2010	9		$65/	$84.14
Fourth Quarter 2010	51		$65/	$80.90
Fourth Quarter 2010	9		$65/	$84.14

Full Year 2010	240				$(8,494)

First Quarter 2011	45		$65.00/	$84.14

Full Year 2011	45				$(1,517)

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

June 30, 2008

At June 30, 2008, we had two natural gas price swap contracts covering our 2008 and 2009 production as follows:

	Natural Gas Price Swaps
Contract Period	Volume in Mmcf	Weighted Average Price (per Mcf)	Net Unrealized Gain (In thousands)
Third Quarter 2008	1,005	8.07	(3,333)
Fourth Quarter 2008	1,005	8.07	(3,604)

Full Year 2008	2,010	$8.04	$(6,937)

First Quarter 2009	975	$9.75	$(2,662)

Full Year 2009	975	$9.75	$(2,662)

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

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

June 30, 2008

(12) Income Per Share:

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
	Net Income	Number of Shares	Per Share Amount	Net Income	Number of Shares	Per Share Amount
Net income per common share	$6,549,000	3,074,725	$2.13	$5,947,000	3,199,343	$1.86
Effect of dilutive securities:
Options		753,132			753,089

Diluted net income per common share	$6,549,000	3,827,857	$1.71	$5,947,000	3,952,432	$1.50

	Three Months Ended June 30, 2008			Three Months Ended June 30, 2007
	Net Income	Number of Shares	Per Share Amount	Net Income	Number of Shares	Per Share Amount
Net income per Common share	$3,928,000	3,057,831	$1.28	$2,713,000	3,185,640	$0.85
Effect of dilutive Securities:
Options		753,563			753,264

Diluted net income per common share	$3,928,000	3,811,394	$1.03	$2,713,000	3,938,904	$0.69

PrimeEnergy Corporation

June 30, 2008

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the financial statements of the Company and notes thereto.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow provided by operations for the six month period ended June 30, 2008 was $47,628,000. Excluding the effects of significant unforeseen expenses or other income, our cash flow from operations fluctuates primarily because of variations in oil and gas production and prices or changes in working capital accounts. Our oil and gas production will vary based on actual well performance but may be curtailed due to factors beyond our control. Hurricanes in the Gulf of Mexico may shut down our production for the duration of the storm’s presence in the Gulf or damage production facilities so that we cannot produce from a particular property for an extended amount of time. In addition, downstream activities on major pipelines in the Gulf of Mexico can also cause us to shut-in production for various lengths of time.

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

For 2008 we have budgeted $60 million for exploration and development in our core operating areas. As of August 2008, the Company has committed approximately $27 million on wells in these areas that have been spudded since January 1, 2008. We expect to continue to make significant capital expenditures over the next several years as part of our long-term growth strategy.

PrimeEnergy Corporation

June 30, 2008

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

The Company has in place both a stock repurchase program and a limited partnership interest repurchase program. Spending under these programs in 2007 was $4.8 million. As of June 30, 2008 the Company has expended approximately $4.5 million on these programs. The amount of treasury stock the Company may purchase is restricted by debt convents with the Company’s primary lender.

The Company currently maintains two credit facilities with a bank totaling $360 million, with a combined current borrowing base of $119 million. The bank reviews the borrowing base semi-annually and, at their discretion, may decrease or propose an increase to the borrowing base relative to a redetermined estimate of proved oil and gas reserves. Our oil and gas properties are pledged as collateral for the line of credit and we are subject to certain financial covenants defined in the agreement. We are currently in compliance with these financial covenants. If we do not comply with these covenants on a continuing basis, the lenders have the right to refuse to advance additional funds under the facility and/or declare all principal and interest immediately due and payable.

During the second quarter of 2008, the Company’s offshore subsidiary arranged a subordinated credit facility with a private lender controlled by a director of the Company. The facility provides availability of $50 million and is secured by properties released by the bank and pledged under this agreement. The current advances of this credit facility are $20 million due January 2010.

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

PrimeEnergy Corporation

June 30, 2008

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

Revenues and net income during the six month period ended June 30, 2008, as compared to the same periods in 2007 reflect the increased oil and gas sales, presented below, offset by exploration costs and depreciation and depletion of oil and gas properties. The table summarizes production volumes and average sales prices realized (including realized gains and losses from derivatives).

	Six months Ended June 30,			Three Months Ended June 30,
	2008	2007	Increase / (Decrease)	2008	2007	Increase / (Decrease)
Barrels of Oil Produced	287,000	227,000	60,000	149,000	136,000	13,000
Average Price Received	$92.46	$57.35	$35.11	$106.57	$58.22	$48.35

Oil Revenue	$26,536,000	$13,019,000	$13,517,000	$15,879,000	$7,918,000	$7,961,000

MCF of Gas Produced	4,441,000	4,326,000	115,000	2,109,000	2,481,000	(372,000)
Average Price Received	$9.31	$8.01	$1.30	$9.89	$7.83	$2.06

Gas Revenue	$41,354,000	$34,653,000	$6,701,000	$20,859,000	$19,425,000	$1,434,000

Total Oil & Gas Revenue	$67,890,000	$47,672,000	$20,218,000	$36,738,000	$27,343,000	$9,395,000

Oil and gas prices received excluding the impact of derivatives were;

	Six months Ended June 30,			Three Months Ended June 30,
	2008	2007	Increase / (Decrease)	2008	2007	Increase / (Decrease)
Oil Price	$109.26	$56.06	$53.20	$128.71	$57.63	$71.08
Gas Price	$9.74	$7.12	$2.62	$11.25	$7.56	$3.69

Changes in production are due to production from properties added during 2007 and early 2008 offset by the natural decline of existing properties. The increase in oil production is related to our onshore drilling program while the change in gas production reflects the production from our offshore drilling program.

Lease operating expense for the six months of 2008 increased by $3,925,000 compared to 2007 due to the addition of lease operating expenses of new properties, increased production taxes related to higher prices and overall price increases in oil field services.

PrimeEnergy Corporation

June 30, 2008

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

General and administrative expenses remained flat in the first six months of 2008 as compared to 2007.

Field Service income and expense for the six months of 2008 increased $936,000 and $524,000, respectively, compared to 2007. These increases reflect higher utilization of equipment combined with an upward trend in rates and costs during 2008.

Depreciation and depletion increased to $35,690,000 in 2008 from $20,600,000 in 2007. This increase is directly attributed to the majority of the Company’s offshore properties coming on line late in 2007. These additions increased the overall property basis and production for the company

This Report contains forward-looking statements that are based on management’s current expectations, estimates and projections. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “projects” and “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and are subject to the safe harbors created thereby. These statements are not guarantees of future performance and involve risks and uncertainties and are based on a number of assumptions that could ultimately prove inaccurate and, therefore, there can be no assurance that they will prove to be accurate. Actual results and outcomes may vary materially from what is expressed or forecast in such statements due to various risks and uncertainties. These risks and uncertainties include, among other things, the possibility of drilling cost overruns and technical difficulties, volatility of oil and gas prices, competition, risks inherent in the Company’s oil and gas operations, the inexact nature of interpretation of seismic and other geological and geophysical data, imprecision of reserve estimates, and the Company’s ability to replace and expand oil and gas reserves. Accordingly, stockholders and potential investors are cautioned that certain events or circumstances could cause actual results to differ materially from those projected.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate and swap activity.

The Company is exposed to interest rate risk on its line of credit, which has variable rates based upon the lenders base rate, as defined, and the London Inter-Bank Offered rate. Based on the weighted average balances outstanding during the first half of 2008, a hypothetical 2.5% increase in the applicable interest rates would have increased interest expense for the Six Months Ended June 30, 2008 by approximately $1,601,000.

The Company entered into interest rate hedge agreements to help manage interest rate exposure. These contracts include interest rate swaps. Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. The Company entered into swap agreements for

PrimeEnergy Corporation

June 30, 2008

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

a period of two years, beginning in April 2008, related to $60 million of Company bank debt resulting in a fixed rate of 4.375%. The underlying debt contracts are repriced quarterly based upon the three-month LIBOR rates.

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

PrimeEnergy Corporation

June 30, 2008

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

(a) Management’s Quarterly Report on Internal Control Over Financial Reporting.

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Under the supervision and with the participation of our senior management, consisting of our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, the Company’s management, including our chief executive officer and chief financial officer, concluded that as of the Evaluation Date our disclosure controls and procedures are effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter of the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PrimeEnergy Corporation

June 30, 2008

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

From time to time, the Company is party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, management does not expect these matters to have a materially adverse effect on the financial position or results of operations of the Company.

Item 1A.	RISK FACTORS

Not required

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities during the period covered in this Report.

During the six months ended June 30, 2008, the Company purchased the following shares of common stock as treasury shares.

2008 Month	Number of Shares	Average Price Paid per share	Maximum Number of Shares that May Yet Be Purchased Under The Plan (1)
January	60,684	$50.06	224,871
February	558	$54.68	224,313
March	10,465	$50.25	213,848
April	5,500	$58.05	208,348
May	435	$61.23	207,913
June	6,726	$55.62	201,187

Total/Average	84,368	$51.13

(1)	In December 1993, we announced that our board of directors authorized a stock repurchase program whereby we may purchase outstanding shares of our common stock from time-to-time, in open market transactions or negotiated sales. A total of 2,700,000 shares have been authorized, to date, under this program. Through June 30, 2008 we repurchased a total of 2,498,813 shares under this program for $32,422,977 at an average price of $13.38 per share. Additional purchases may occur as market conditions warrant. We expect future purchases will be funded with internally generated cash flow or from working capital.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

PrimeEnergy Corporation

June 30, 2008

PART II - OTHER INFORMATION

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on June 10, 2008. The only matter submitted to the stockholders was the election of seven Directors (named below) nominated by management, all of whom were currently serving as Directors. Proxies were solicited pursuant to Regulation 14A under the Securities Act of 1934, definitive copies of which were filed with the Commission. There was no solicitation in opposition to management’s nominees, and all of the Directors nominated for the re-election were elected. The number of shares of the Company’s common stock voted at the Annual Meeting was 2,282,932. Those persons nominated and elected as Directors, and the number of shares voting for or withheld for each, is shown below. There were no abstentions or broker non-votes.

	For	Withheld
Beverly A. Cummings	2,187,879	95,053
Charles E. Drimal, Jr.	2,188,349	94,583
Matthias Eckenstein	2,181,394	101,538
H. Gifford Fong	2,181,180	101,752
Thomas S. T. Gimbel	2,278,530	4,393
Clint Hurt	2,278,435	4,497
Jan K. Smeets	2,192,639	90,293
None

Item 5.	OTHER INFORMATION

None

PrimeEnergy Corporation

June 30, 2008

Item 6.	EXHIBITS

The following documents are filed herewith as a part of this report:

Exhibit No.

10.26.2	Amended and Restated Credit Agreement among Prime Offshore L.L.C. between Guaranty Bank, FSB, as agent and the Lenders party hereto effective March 31, 2008.

10.27.3	Subordinated Promissory Note dated effective March 31, 2008 in the face principal amount of up to $50,000,000 executed by Prime Offshore L.L.C. and payable to Artic Management Corporation.

10.27.4	Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production Dated effective as of March 31, 2008 from Prime Offshore L.L.C. to Mathias Eckenstein TTEE for Artic Management Corporation (first lien).

10.27.5	Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production Dated effective as of March 31, 2008 from Prime Offshore L.L.C. to Mathias Eckenstein TTEE for Artic Management Corporation (second lien).

10.27.6	Pledge Agreement dated as effective March 31, 2008 between Prime Offshore L.L.C. and Artic Management Corporation (General Partner Interest in FWOE Partners L.P.)

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PrimeEnergy Corporation
(Registrant)

August 14, 2008	/s/ Charles E. Drimal, Jr.
(Date)	Charles E. Drimal, Jr.
President
Principal Executive Officer

August 14, 2008	/s/ Beverly A. Cummings
(Date)	Beverly A. Cummings
Executive Vice President
Principal Financial and Accounting Officer