Form 10-Q
period 2008-09-30
PRIMEENERGY CORP
filed 2008-11-19
CIK 56868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2008

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

The number of shares outstanding of each class of the Registrant’s Common Stock as of November 7, 2008 was: Common Stock, $0.10 par value, 3,049,406 shares.

PrimeEnergy Corporation

Index to Form 10-Q

September 30, 2008

PrimeEnergy Corporation

Consolidated Balance Sheets

September 30, 2008 and December 31, 2007

	September 30, 2008	December 31, 2007
	(Unaudited)	(Restated and Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,888,000	$25,373,000
Restricted cash and cash equivalents	7,863,000	3,633,000
Accounts receivable (net)	23,697,000	21,456,000
Due from related parties	941,000	218,000
Prepaid expenses	1,470,000	1,391,000
Derivative fair value	1,426,000	1,332,000
Inventory at cost	6,015,000	3,705,000
Deferred income tax	1,651,000	1,582,000

Total current assets	66,951,000	58,690,000

Property and equipment, at cost
Oil and gas properties (successful efforts method), net	221,741,000	237,724,000
Field service equipment and other, net	8,927,000	8,209,000

Net property and equipment	230,668,000	245,933,000

Other assets	812,000	1,236,000

Total assets	$298,431,000	$305,859,000

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Consolidated Balance Sheets

September 30, 2008 and December 31, 2007

	September 30, 2008	December 31, 2007
	(Unaudited)	(Restated and Unaudited)
LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Current bank debt	$24,900,000	$34,950,000
Accounts payable	31,398,000	26,945,000
Current portion of asset retirement and other long-term obligations	2,847,000	1,065,000
Derivative fair value	4,618,000	4,340,000
Accrued liabilities	12,752,000	10,018,000
Due to related parties	2,018,000	700,000

Total current liabilities	78,533,000	78,018,000
Long-term bank debt	85,500,000	120,050,000
Indebtedness to related parties	20,000,000	—
Asset retirement obligation	17,747,000	16,936,000
Derivative fair value	9,650,000	3,369,000
Deferred income taxes	25,137,000	26,022,000

Total liabilities	236,567,000	244,395,000

Minority interest	13,199,000	12,792,000

Stockholders’ equity:
Preferred stock, $.10 par value, authorized 5,000,000 shares; none issued	—	—
Common stock, $.10 par value, authorized 10,000,000 shares; issued 7,694,970 in 2008 and 2007	769,000	769,000
Paid in capital	11,024,000	11,024,000
Retained earnings	81,707,000	72,885,000
Accumulated other comprehensive income (loss), net	(8,022,000)	(3,618,000)

	85,478,000	81,060,000

Treasury stock, at cost, 4,644,829 common shares at 2008 and 4,558,484 common shares at 2007	(36,813,000)	(32,388,000)

Total stockholders’ equity	48,665,000	48,672,000

Total	$298,431,000	$305,859,000

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Consolidated Statements of Operations

Nine Months Ended September 30, 2008 and 2007

(unaudited)

	2008	2007 Restated
Revenue:
Oil and gas sales	$108,574,000	$87,804,000
Field service income	18,765,000	18,179,000
Administrative overhead fees	6,791,000	7,126,000
Other income	332,000	181,000

Total revenue	134,462,000	113,290,000

Costs and expenses:
Lease operating expense	32,313,000	25,829,000
Field service expense	14,787,000	13,341,000
Depreciation, depletion and amortization	50,809,000	42,713,000
General and administrative expense	11,184,000	10,301,000
Exploration costs	458,000	525,000

Total costs and expenses	$109,551,000	$92,709,000

Add gain/(loss) on sale and exchange of assets	98,000	581,000

Income from operations	25,009,000	21,162,000

Other income and expenses
Interest expense	6,185,000	7,845,000
Interest income	349,000	670,000
Less minority interest	5,711,000	3,104,000

Net income before income taxes	13,462,000	10,883,000
Provision for income taxes	4,640,000	3,918,000

Net income	$8,822,000	$6,965,000

Basic income per common share	$2.88	$2.19

Diluted income per common share	$2.31	$1.77

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Consolidated Statements of Operations

Three Months Ended September 30, 2008 and 2007

(unaudited)

	2008	2007 Restated
Revenue:
Oil and gas sales	$33,926,000	$35,570,000
Field service income	6,012,000	6,379,000
Administrative overhead fees	2,292,000	2,314,000
Other income	135,000	15,000

Total revenue	42,365,000	44,278,000

Costs and expenses:
Lease operating expense	11,153,000	8,816,000
Field service expense	5,204,000	4,291,000
Depreciation, depletion and amortization	15,200,000	22,121,000
General and administrative expense	3,894,000	3,254,000
Exploration costs	159,000	106,000

Total costs and expenses	35,610,000	38,588,000

Add gain/(loss) on sale and exchange of assets	20,000	(30,000)

Other income and expenses:
Income from operations	6,775,000	5,660,000
Interest expense	1,809,000	3,333,000
Interest income	93,000	175,000
Less minority interest	1,798,000	1,168,000

Net income before income taxes	3,261,000	1,334,000

Provision for income taxes	1,189,000	480,000

Net income	$2,072,000	$854,000

Basic income per common share	$0.68	$0.27

Diluted income per common share	$0.54	$0.22

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Consolidated Statement of Stockholders’ Equity

Nine Months Ended September 30, 2008

(unaudited)

	Common Stock		Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income/Loss	Treasury Stock	Total
	Shares	Amount
Balance at December 31, 2007	7,694,970	$769,000	$11,024,000	$72,885,000	$(3,618,000)	$(32,388,000)	$48,672,000
Purchased 86,345 shares of common Stock						(4,425,000)	(4,425,000)
Net income				8,822,000			8,822,000
Other comprehensive income, net of taxes					(4,404,000)		(4,404,000)

Balance at September 30, 2008	7,694,970	$769,000	$11,024,000	$81,707,000	$(8,022,000)	$(36,813,000)	$48,665,000

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2008 and 2007

(unaudited)

	2008	2007 Restated
Cash flows from operating activities:
Net income	$8,222,000	$6,965,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion on discounted liabilities	50,809,000	42,713,000
Dry hole and abandonment expense	—	318,000
Gain on sale of properties	(98,000)	(581,000)
Provision for deferred taxes	1,527,000	3,774,000
Minority interest in earnings of subsidiaries	5,711,000	3,104,000
Changes in assets and liabilities:
Accounts receivable	(1,081,000)	11,930,000
Due from related parties	7,000	950,000
Inventory	325,000	598,000
Prepaid expense and other assets	(2,244,000)	(1,000)
Accounts payable	5,573,000	(5,656,000)
Accrued liabilities	5,194,000	3,848,000
Due to related parties	1,191,000	1,017,000

Net cash provided by operating activities:	75,736,000	68,979,000

Cash flows from investing activities:
Capital expenditures, including exploration expense	(41,087,000)	(90,208,000)
Proceeds from sale of property and equipment	98,000	581,000

Net cash (used in) investing activities	(40,989,000)	(89,627,000)

Cash flows from financing activities:
Purchase of treasury stock	(4,425,000)	(3,669,000)
Proceeds from long-term bank debt and other long-term obligations	88,075,000	83,574,000
Repayment of long-term bank debt and other long-term obligations	(113,137,000)	(64,710,000)
Distribution to minority interest	(2,685,000)	(1,974,000)

Net cash provided (used in) financing activities	(32,172,000)	13,221,000

Net decrease in cash and cash equivalents	2,575,000	(7,427,000)
Cash and cash equivalents at the beginning of the period	21,313,000	24,653,000

Cash and cash equivalents at the end of the period	$23,888,000	$17,226,000

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

September 30, 2008

(1) Interim Financial Statements:

The accompanying consolidated financial statements of PrimeEnergy Corporation have not been audited by independent public accountants. In the opinion of management, the accompanying financial statements reflect all adjustments necessary to present fairly our financial position at September 30, 2008 and our income and cash flows for the nine months ended September 30, 2008 and 2007. All such adjustments are of a normal recurring nature. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation. The results for interim periods are not necessarily indicative of annual results.

Effective January 1, 2008, the Company adopted those provisions of Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” that were required to be adopted. There was no financial statement impact upon adoption on January 1, 2008. For further information regarding the adoption of SFAS No. 157, please refer to Note 12 of the Notes to the Consolidated Financial Statements.

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

Recently Issued Accounting Standards:

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” which identifies a consistent framework for selecting accounting principles to be used in preparing financial statements for nongovernmental entities that are presented in conformity with United States generally accepted accounting principles (GAAP). The current GAAP hierarchy was criticized due to its complexity, ranking position of FASB Statements of Financial Accounting Concepts and the fact that it is directed at auditors rather than entities. The statement specifies that the reporting entity, not the auditors, is responsible for its compliance with GAAP. SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not believe that SFAS No. 162 will have an impact on its financial position, results of operations or cash flows. The Company will adopt SFAS 162 when it becomes effective.

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

In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. Emerging Issues Task Force (EITF) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under this FSP, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether they are paid or unpaid, are considered participating securities and should be included in the computation of earnings per share pursuant to the two-class method. FSP No. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. In addition, all prior period earnings per share data presented should be adjusted retrospectively and early application is not permitted. The Company does not believe that FSP No. EITF 03-6-1 will have a material impact on its financial position, results of operations or cash flows.

(2) Restatement

As set forth in the Report on Form 8-K filed on November 14, 2008, in connection with comments received from the Securities and Exchange Commission (“Commission”) and upon a review and assessment by management and our Audit Committee, on November 12, 2008, it was concluded that certain of the Company’s previously issued financial statements will be restated. As a result of the restatement, the previously issued financial statements covering the fiscal years ended December 31, 2005, December 31, 2006, December 31, 2007 and the interim periods for the three months ended March 31, 2008 and June 30, 2008, should no longer be relied on.

The restatements will provide further detail of the change in accounting method from proportionate consolidation of partnerships that the Company controls to the full consolidation method and the recognition of gain on the sale of assets to a partnership in which the company retained a twenty percent non-controlling interest. The Company will file such restatement as soon as their responses to the Commission’s comments have been approved by the Commission, the Company completes its analysis and its independent registered accountants complete their review procedures and audit work with respect to the Form 10-K.

(3) Significant Acquisitions, Dispositions and Property Activity

The Company makes an annual offer to repurchase the interests of the partners and trust unit holders in certain of the Partnerships. The Company purchased such interests in an amount totaling $468,000 for the nine months ending September 30, 2008 and $371,000 for the year ending December 31, 2007.

(4) Restricted Cash and Cash Equivalents:

Restricted cash and cash equivalents include $7,863,000 and $3,633,000 at September 30, 2008 and December 31, 2007, respectively, of cash primarily pertaining to undistributed revenue payments. There were corresponding accounts payable recorded at September 30, 2008 and December 31, 2007 for these liabilities.

(5) Additional Balance Sheet Information

Certain balance sheet amounts are comprised of the following:

	September 30, 2008	December 31, 2007
Accounts Receivable:
Joint interest billing	$7,048,000	$3,192,000
Trade receivables	2,461,000	2,352,000
Oil and gas sales	14,236,000	14,930,000
Income tax receivable	—	795,000
Other	245,000	415,000

	September 30, 2008	December 31, 2007
	$23,990,000	$21,684,000
Less, allowance for doubtful accounts	(293,000)	(228,000)

	$23,697,000	$21,456,000

Accounts Payable:
Trade	$6,621,000	$12,364,000
Royalty and other owners	19,127,000	11,209,000
Other	5,650,000	3,372,000

Total	$31,398,000	$26,945,000

Accrued Liabilities:
Compensation and related expenses	$4,094,000	$1,687,000
Property cost	2,793,000	4,537,000
Income tax	2,264,000	—
Other	3,601,000	3,794,000

Total	$12,752,000	$10,018,000

(6) Property and Equipment:

Property and equipment at September 30, 2008 and December 31, 2007 consisted of the following:

	September 30, 2008	December 31, 2007
Proved oil and gas properties, at cost	$409,832,000	$378,819,000
Unproved oil and gas properties, at cost	4,031,000	4,458,000
Less, accumulated depletion and depreciation	(192,122,000)	(145,553,000)

	$221,741,000	$237,724,000

Field service equipment and other	19,949,000	18,029,000
Less, accumulated depreciation	(11,022,000)	(9,820,000)

	$8,927,000	$8,209,000

Total net property and equipment	$230,668,000	$245,933,000

Total interest incurred during the year ended December 31, 2007 was $12,984,000. Of this amount, the Company capitalized $1,922,000. Capitalized interest is included as part of the cost of oil and gas properties. The capitalized rates are based upon the Company’s weighted-average cost of borrowings used to finance expenditures. There was no interest capitalized during the nine months of 2008.

(7) Long-Term Debt:

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

At September 30, 2008, the borrowing bases and outstanding balances of the Company’s bank debt were $96 million and $85.5 million, respectively, under the onshore credit facility at a weighted average interest rate of 5.58%, and $24.9 million under the offshore credit facility at a weighted average interest rate of 6.0%. Total outstanding bank debt was $110.4 million at September 30, 2008. The combined average interest rates paid on outstanding bank borrowings subject to interest at the bank’s base rate and on outstanding bank borrowings bearing interest based upon the LIBO rate were 5.72% during the nine months of 2008 as compared to 8.73% during the same period of 2007. The Company’s onshore borrowing base was increased from $96 million to $112 million effective October 30, 2008.

The Company entered into interest rate hedge agreements to help manage interest rate exposure. These contracts include interest rate swaps. Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. The Company entered into interest swap agreements for a period of two years, beginning in April 2008, related to $60 million of Company bank debt resulting in a fixed rate of 4.375%. The underlying debt contracts above are repriced quarterly based upon the three-month LIBO rates.

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

(8) Other Long-Term Obligations and Commitments:

Operating Leases:

The Company has several non-cancelable operating leases, primarily for rental of office space, that have a term of more than one year.

Operating Leases
2008	$148,000
2009	350,000
2010	71,000
2011	5,000
Thereafter	—

Total minimum payments	$574,000

Asset Retirement Obligation:

A reconciliation of our liability for plugging and abandonment costs for the Nine Months Ended September 30, 2008 and the year ended December 31, 2007 is as follows:

	September 30, 2008	December 31, 2007
Asset retirement obligation – beginning of period	$17,360,000	$7,838,000
Liabilities incurred	318,000	468,000
Liabilities settled	(462,000)	(367,000)
Accretion expense	913,000	434,000
Revisions in estimated liabilities	1,421,000	8,987,000

Asset retirement obligation – end of period	$19,550,000	$17,360,000

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

(9) Contingent Liabilities:

The Company, as managing general partner of the affiliated Partnerships, is responsible for all Partnership activities, including the drilling of development wells and the production and sale of oil and gas from productive wells. The Company also provides the administration, accounting and tax preparation work for the Partnerships, and is liable for all debts and liabilities of the affiliated Partnerships, to the extent that the assets of a given limited Partnership are not sufficient to satisfy its obligations. As of September 30, 2008, the affiliated Partnerships have established cash reserves in excess of their debts and liabilities and the Company believes these reserves will be sufficient to satisfy Partnership obligations.

The Company is subject to environmental laws and regulations. Management believes that future expenses, before recoveries from third parties, if any, will not have a material effect on the Company’s financial condition. This opinion is based on expenses incurred to date for remediation and compliance with laws and regulations which have not been material to the Company’s results of operations.

(10) Stock Options and Other Compensation:

In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. At September 30, 2008 and 2007, options on 767,500 were outstanding and exercisable at prices ranging from $1.00 to $1.25.

(11) Related Party Transactions:

The Company acts as the managing general partner, providing administration, accounting and tax preparation services for the Partnerships. Certain directors have limited and general partnership interests in several of these Partnerships. As the managing general partner in each of the Partnerships, the Company receives approximately 5% to 15% of the net revenues of each Partnership as a carried interest in the Partnerships’ properties. The Company makes an annual offer to repurchase the interests of the partners and trust unit holders in certain of the Partnerships. The Company purchased such interests in an amount totaling $468,000 during the nine months of 2008 and $371,000 during 2007.

Treasury stock purchases in 2008 and 2007 included shares acquired from related parties. Purchases from related parties included a total of 70,000 shares purchased for a total consideration of $3,500,000 during the nine months of 2008 and 31,700 shares purchased for a total consideration of $1,743,000 in 2007.

Due to related parties primarily represents receipts collected by the Company as agent, for the partnerships for oil and gas sales net of expenses. As of September 30, 2008, also in due to related parties is the amount of accrued interest owed to the related party, a member of the Company’s Board of Directors, with whom the Company’s offshore subsidiary entered into a credit agreement. The agreement provides for a loan of $20 million at a rate of 10% per annum and is secured by certain oil and gas properties and the Company’s interest in a limited partnership which owns a shopping center in Alabama. Also included in due to related parties is an amount of prepayments by two members of the Company’s Board of Director for their participation in a project with the Company’s offshore subsidiary. Included at September 30, 2008 was $164,000 of accrued interest on the related party loan and $331,000 of prepayment for costs not yet incurred on the project.

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

(12) Financial Instruments

Adoption of SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a formal framework for measuring fair values of assets and liabilities in financial statements that are already required by United States generally accepted accounting principles to be measured at fair value. SFAS No. 157 clarifies guidance in FASB Concepts Statement (CON) No. 7 which discusses present value techniques in measuring fair value. Additional disclosures are also required for transactions measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which granted a one year deferral (to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years) for certain non-financial assets and liabilities to comply with SFAS No. 157. The Company will adopt the provisions of SFAS No. 157 covered under FSP No. 157-2 on January 1, 2009. Additionally, in February 2008, the FASB issued FSP No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which amends SFAS No. 157 to exclude SFAS No. 13 and related pronouncements that address fair value measurements for purposes of lease classification and measurement. FSP No. FAS 157-1 is effective upon the initial adoption of SFAS No. 157. The Company has adopted SFAS No. 157 and the related FSPs discussed above which did not have an impact on its financial position or results of operations for the quarter ended September 30, 2008.

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

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2008:

	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2008
Assets
Interest Rate and Commodity Derivative Contracts	—	—	$1,730,000	$1,730,000

Total Assets	—	—	$1,730,000	$1,730,000

Liabilities
Commodity Derivative Contracts	—	—	$(14,268,000)	$(14,268,000)

Total Liability	—	—	$(14,268,000)	$(14,268,000)

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

Net liabilities as of January 1, 2008	$(3,618,000)
Total realized and unrealized losses:
Included in earnings (a)	(7,449,000)
Included in other comprehensive income	(2,040,000)
Purchases, sales, issuances and settlements, net	569,000

Net liabilities as of September 30, 2008	$(12,538,000)

(a)	Amounts reported in net income are classified as oil and gas sales for commodity derivative instruments and as a reduction to interest expense for interest rate swap instruments.

Derivative Instruments and Hedging Activity:

The Company periodically enters into derivative commodity instruments to hedge its exposure to price fluctuations on natural gas and crude oil production. At September 30, 2008, the Company had eleven cash flow hedges open: one natural gas price swap arrangement and ten crude oil collar arrangements. At September 30, 2008, $12.5 million ($8.02 million net of tax) unrealized loss was recorded in Accumulated Other Comprehensive Income, $4.6 million and $9.6 million short-term and long-term derivative payable and $1.72 million in short-term derivative assets. Also included in Accumulated Other Comprehensive Income is unrealized gain on interest rate swaps of $779,000 ($499,000 net of tax).

The change in the fair value of derivatives designated as hedges that is effective is initially recorded to Accumulated Other Comprehensive Income. The ineffective portion, if any, of the change in the fair value of derivatives designated as hedges, and the change in fair value of all other derivatives, is recorded currently in earnings as a component of oil and gas sales.

As of September 30, 2008, natural gas price swaps cover 555 Mmcf of production at a weighted average price of $9.76 for 2009. The oil price collar covers 645 Mbbl of production at a floor price ranging from $60.00 to $65.00, a ceiling price ranging from $77.40 to $86.50 and a third-tier call of $100 on one collar arrangement.

Assuming no change in commodity prices, after September 30, 2008, the Company would expect to reclassify to the Statement of Operations, over the next 12 months, $2.347 million in after-tax loss associated with commodity hedges. This reclassification represents the net short-term payables associated with open positions currently not reflected in earnings at September 30, 2008 related to anticipated remaining 2008 production and 2009 production through September.

Assuming no change in interest rates after September 30, 2008, the Company would expect to reclassify to the statement of operations $195,000 in after tax gains associated with the interest rate swaps. This reclassification represents interest swaps which will expire within one year of September 30, 2008.

The Company entered into interest rate hedge agreements to help manage interest rate exposure. These contracts include interest rate swaps. Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. The Company entered into interest swap agreements for a period of two years, beginning in April 2008, related to $60 million of Company bank debt resulting in a fixed rate of 4.375%. The underlying debt contracts above are repriced quarterly based upon the three-month LIBO rates.

	Crude Oil Price Collar
Contract Period	Volume In Mbbl	Weighted Average Price Floor/Ceiling/Third Tier (per Bbl)			Net Unrealized (Loss)/Gain (In thousands)
Fourth Quarter 2008	18	$65.00/	$79.25/	$100.00
Fourth Quarter 2008	51		$60.00/	$81.25
Fourth Quarter 2008	15		$60.00/	$78.00

Full Year 2008	84				$(1,074)

First Quarter 2009	51		$60.00/	$79.70
First Quarter 2009	6		$60.00/	$77.75
First Quarter 2009	12		$65.00/	$86.50
Second Quarter 2009	17		$60.00/	$79.70
Second Quarter 2009	38		$60.00/	$77.40
Second Quarter 2009	2		$60.00/	$77.75
Second Quarter 2009	12		$65.00/	$86.50
Third Quarter 2009	57		$60.00/	$77.40
Third Quarter 2009	12		$65.00/	$86.50
Fourth Quarter 2009	57		$60.00/	$77.40
Fourth Quarter 2009	12		$65.00/	$86.50

Full Year 2009	276				$(3,976)

First Quarter 2010	51		$65.00/	$80.90
First Quarter 2010	9		$65.00/	$84.14
Second Quarter 2010	51		$65.00/	$80.90
Second Quarter 2010	9		$65.00/	$84.14
Third Quarter 2010	51		$65.00/	$80.90
Third Quarter 2010	9		$65.00/	$84.14
Fourth Quarter 2010	51		$65.00/	$80.90
Fourth Quarter 2010	9		$65.00/	$84.14

Full Year 2010	240				$(3,496)

First Quarter 2011	45		$65.00/	$84.14

Full Year 2011	45				$(609)

At September 30, 2008, we had one natural gas price swap contract covering our first quarter 2009 production as follows:

	Natural Gas Price Swaps
Contract Period	Volume in Mmcf	Weighted Average Price (per Mcf)	Net Unrealized Gain (In thousands)
First Quarter 2009	555	$9.76	$609

Full Year 2009	555	$9.76	$609

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

(13) Income Per Share:

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
	Net Income	Number of Shares	Per Share Amount	Net Income	Number of Shares	Per Share Amount
Net income per common share	$8,822,000	3,066,684	$2.88	$6,965,000	3,184,363	$2.19
Effect of dilutive securities:
Options		754,030			752,988

Diluted net income per common share	$8,822,000	3,820,714	$2.31	$6,965,000	3,937,351	$1.77

	Three Months Ended September 30, 2008			Three Months Ended September 30, 2007
	Net Income	Number of Shares	Per Share Amount	Net Income	Number of Shares	Per Share Amount
Net income per Common share	$2,072,000	3,050,331	$0.68	$854,000	3,167,893	$0.27
Effect of dilutive Securities:
Options		755,496			752,875

Diluted net income per common share	$2,072,000	3,805,827	$0.54	$854,000	3,920,678	$0.22

PrimeEnergy Corporation

September 30, 2008

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the financial statements of the Company and notes thereto.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow provided by operations for the nine month period ended September 30, 2008 was $75,736,000. Excluding the effects of significant unforeseen expenses or other income, our cash flow from operations fluctuates primarily because of variations in oil and gas production and prices or changes in working capital accounts. Our oil and gas production will vary based on actual well performance but may be curtailed due to factors beyond our control. Hurricanes in the Gulf of Mexico may shut down our production for the duration of the storm’s presence in the Gulf or damage production facilities so that we cannot produce from a particular property for an extended amount of time. In addition, downstream activities on major pipelines in the Gulf of Mexico can also cause us to shut-in production for various lengths of time.

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

For 2008 we budgeted $60 million for exploration and development in our core operating areas. As of November 2008, the Company has committed approximately $50 million on wells in these areas that have been spudded since January 1, 2008. We expect to continue to make significant capital expenditures over the next several years as part of our long-term growth strategy.

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

The Company has in place both a stock repurchase program and a limited partnership interest repurchase program. Spending under these programs in 2007 was $4.8 million. As of September 30, 2008 the Company has expended approximately $4.89 million on these programs. The amount of treasury stock the Company may purchase is restricted by debt covenants with the Company’s primary lender.

The Company currently maintains two credit facilities with a bank totaling $360 million, with a combined current borrowing base of $133.9 million. The bank reviews the borrowing base semi-annually and, at their discretion, may decrease or propose an increase to the borrowing base relative to a redetermined estimate of proved oil and gas reserves. Our oil and gas properties are pledged as collateral for the line of credit and we are subject to certain financial covenants defined in the agreement. We are currently in compliance with these financial covenants. If we do not comply with these covenants on a continuing basis, the lenders have the right to refuse to advance additional funds under the facility and/or declare all principal and interest immediately due and payable.

During the second quarter of 2008, the Company’s offshore subsidiary arranged a subordinated credit facility with a private lender controlled by a director of the Company. The facility provides availability of $50 million and is secured by properties released by the bank and pledged under this agreement. The current advances under this credit facility are $20 million due January 2010.

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

RESULTS OF OPERATIONS

Revenues and net income during the nine month period ended September 30, 2008, as compared to the same periods in 2007, reflect the increased oil and gas sales, presented below, offset by exploration costs and depreciation and depletion of oil and gas properties. The table summarizes production volumes and average sales prices realized (including realized gains and losses from derivatives).

	Nine Months Ended September 30			Three Months Ended September 30
	2008	2007	Increase / (Decrease)	2008	2007	Increase / (Decrease)
Barrels of Oil Produced	469,000	419,000	50,000	149,000	153,000	(4,000)
Average Price Received	$95.05	$62.34	$32.71	$96.89	$72.99	$23.91

Oil Revenue	$44,577,000	$26,120,000	$18,457,000	$14,437,000	$11,165,000	$3,272,000

MCF of Gas Produced	6,838,000	7,895,000	(1,057,000)	2,115,000	3,677,000	(1,562,000)
Average Price Received	$9.36	$7.81	$1.55	$9.21	$6.64	$2.58

Gas Revenue	$63,997,000	$61,684,000	$2,313,000	$19,489,000	$24,405,000	$(4,916,000)

Total Oil & Gas Revenue	$108,574,000	$87,804,000	$20,770,000	$33,926,000	$35,570,000	$(1,644,000)

Oil and gas prices received excluding the impact of derivatives were;

	Nine Months Ended September 30			Three Months Ended September 30
	2008	2007	Increase / (Decrease)	2008	2007	Increase / (Decrease)
Oil Price	$111.46	$61.65	$49.81	$116.19	$73.03	$43.16
Gas Price	$9.95	$7.13	$2.83	$10.22	$6.20	$4.02

Changes in production are due to production from properties added during 2007 and early 2008 offset by the natural decline of existing properties. The increase in oil production is related to our onshore drilling program while the change in gas production reflects the decline in production from our offshore properties.

Lease operating expense for the nine months of 2008 increased by $6,484,000, 25.17% compared to 2007 due to the addition of lease operating expenses of new properties, increased production taxes related to higher prices and overall price increases in oil field services.

General and administrative expenses for the nine months of 2008 increased by $883,000, 8.6% compared to 2007.

Field Service income and expense for the nine months of 2008 increased $586,000 and $1,446,000, respectively, compared to 2007. These increases reflect the upward trend in rates and costs during 2008.

Depreciation and depletion increased to $50,809,000 in 2008 from $42,713,000 in 2007. This increase is directly attributed to the majority of the Company’s offshore properties coming on line late 2007. These additions increased the overall property basis and production for the company.

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

Interest rate and swap activity.

The Company is exposed to interest rate risk on its line of credit, which has variable rates based upon the lenders base rate, as defined, and the London Inter-Bank Offered rate. Based on the weighted average balances outstanding during the first nine months of 2008, a hypothetical 2.5% increase in the applicable interest rates would have increased interest expense for the nine months ended September 30, 2008 by approximately $2,254,000.

The Company entered into interest rate hedge agreements to help manage interest rate exposure. These contracts include interest rate swaps. Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. The Company entered into swap agreements for a period of two years, beginning in April 2008, related to $60 million of Company bank debt resulting in a fixed rate of 4.375%. The underlying debt contracts are repriced quarterly based upon the three-month LIBOR rates.

Derivative Instruments and Hedging Activity.

Our hedging strategy is designed to reduce the risk of price volatility for our production in the natural gas and crude oil markets. Our hedging arrangements apply to only a portion of our production and provide only partial price protection. These hedging arrangements limit the benefit to us of increases in prices, but offer protection in the event of price declines. Further, if our counterparties defaulted, this protection might be limited as we might not receive the benefits of the hedges. Please read the discussion below and Note 12 of the Notes to Consolidated Financial Statements for a more detailed discussion of our hedging arrangements.

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

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

From time to time, the Company is party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, management does not expect these matters to have a materially adverse effect on the financial position or results of operations of the Company.

Item 1A.	RISK FACTORS

Not required

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities during the period covered in this Report.

During the nine months ended September 30, 2008, the Company purchased the following shares of common stock as treasury shares.

2008 Month	Number of Shares	Average Price Paid per share	Maximum Number of Shares that May Yet Be Purchased Under The Plan (1)
January	60,684	$50.06	224,871
February	558	$54.68	224,313
March	10,465	$50.25	213,848
April	5,500	$58.05	208,348
May	435	$61.23	207,913
June	6,726	$55.62	201,187
July	1,777	$55.14	199,410
August	200	$64.04	199,210
September	—	$—	199,210

Total/Average	86,345	$51.24

(1)	In December 1993, we announced that our board of directors authorized a stock repurchase program whereby we may purchase outstanding shares of our common stock from time-to-time, in open market transactions or negotiated sales. A total of 2,700,000 shares have been authorized, to date, under this program. Through September 30, 2008 we repurchased a total of 2,500,790 shares under this program for $33,533,761 at an average price of $13.41 per share. Additional purchases may occur as market conditions warrant. We expect future purchases will be funded with internally generated cash flow or from working capital.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

The following documents are filed herewith as a part of this report:

Exhibit No.
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PrimeEnergy Corporation
(Registrant)

November 19, 2008	/s/ Charles E. Drimal, Jr.
(Date)	Charles E. Drimal, Jr.
President
Principal Executive Officer

November 19, 2008	/s/ Beverly A. Cummings
(Date)	Beverly A. Cummings
Executive Vice President
Principal Financial Officer

November 19, 2008	/s/ Lynne Pizor
(Date)	Lynne Pizor
Controller, Principal Accounting Officer