Form 10-K/A
period 2007-12-31
PRIMEENERGY CORP
filed 2009-03-24
CIK 56868

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) amends the Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Annual Report”) filed by PrimeEnergy Corporation. (the “Company”) originally filed with the Securities and Exchange Commission on March 27, 2008. The Form 10-K/A includes amended and restated consolidated financial statements and related financial information for the years ended December 31, 2007, 2006 and 2005, including the financial results in each of the quarterly periods in 2007 and 2006. This information is disclosed in Notes 2 and 17 to the consolidated financial statements.

The restatement provides detail of the change in accounting method from proportionate consolidation of partnerships that the Company controls to the full consolidation method and the recognition of gain on the sale of assets to a partnership in which the Company acquired a twenty percent non-controlling interest.

The following items are included in this amendment:

PART I -	ITEM 1. Business
ITEM 2. Properties

PART II -	ITEM 6. Selected Financial Data
ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
ITEM 8. Financial Statements and Supplemental Data

All other information contained in the original Form 10-K remains unchanged. However, the entire report with all Items is included in this Form 10-K/A-1 for the convenience of the reader. This Amendment No.1 on Form 10-K/A does not reflect events occurring after the filing of our Annual Report on Form 10-K on March 27, 2008 or include, or otherwise modify or update, the disclosure contained therein in any way except as expressly indicated above.

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

As of December 31, 2007, the Company had net capitalized costs related to oil and gas properties of $237.9 million, including $4.5 million of undeveloped properties. Total expenditures for the acquisition, exploration and development of the Company’s properties during 2007 were $109.8 million of which $633,000 related to exploration costs expensed during 2007. Proved reserves as of December 31, 2007, were 101 BCFe of gas which consisted of 92% proved developed reserves and 8% proved undeveloped reserves.

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

Oil Purchasers:
Texon Distributing L.P.	30%
Plains All American Inc.	54%

Gas Purchasers:
Unimark LLC	12%
Cokinos Energy Corporation	57%

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

Environmental Matters

Various federal, state and local laws and regulations governing the protection of the environment, such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”), the Federal Water Pollution Control Act of 1972, as amended (the “Clean Water Act”), and the Federal Clean Air Act, as amended (the “Clean Air Act”), affect our operations and costs. In particular, our exploration, development and production operations, our activities in connection with storage and transportation of oil and other hydrocarbons and our use of facilities for treating, processing or otherwise handling hydrocarbons and related wastes may be subject to regulation under these and similar state legislation. These laws and regulations:

-	restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities;

-	limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas; and

-	Impose substantial liabilities for pollution resulting from our operations.

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

As with the industry generally, compliance with existing regulations increases our overall cost of business. The areas affected include:

-	unit production expenses primarily related to the control and limitation of air emissions and the disposal of produced water;

-	capital costs to drill exploration and development wells primarily related to the management and disposal of drilling fluids and other oil and natural gas exploration wastes; and

-	capital costs to construct, maintain and upgrade equipment and facilities.

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

Prices for natural gas and oil are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for natural gas and oil, market uncertainty and a variety of additional factors that are beyond our control. These factors include:

-	the level of consumer product demand;

-	weather conditions;

-	political conditions in natural gas and oil producing regions, including the Middle East;

-	the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

-	the price of foreign imports;

-	actions of governmental authorities;

-	pipeline capacity constraints;

-	inventory storage levels;

-	domestic and foreign governmental regulations;

-	the price, availability and acceptance of alternative fuels; and

-	overall economic conditions

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

Our growth is materially dependent upon the success of our drilling program. Drilling for natural gas and oil involves numerous risks, including the risk that no commercially productive natural gas or oil reservoirs will be encountered. The cost of drilling, completing and operating wells is substantial and uncertain, and drilling operations may be curtailed, delayed or cancelled as a result of a variety of factors beyond our control, including:

-	unexpected drilling conditions, pressure or irregularities in formations;

-	equipment failures or accidents;

-	adverse weather conditions;

-	compliance with governmental requirements; and

-	shortages or delays in the availability of drilling rigs or crews and the delivery of equipment.

Our future drilling activities may not be successful and, if unsuccessful, such failure will have an adverse effect on our future results of operations and financial condition. Our overall drilling success rate or our drilling success rate for activity within a particular geographic area may decline. We may ultimately not be able to lease or drill identified or budgeted prospects within our expected time frame, or at all. We may not be able to lease or drill a particular prospect because, in some cases, we identify a prospect or drilling location before seeking an option or lease rights in the prospect or location. Similarly, our drilling schedule may vary from our capital budget. The final determination with respect to the drilling of any scheduled or budgeted wells will be dependent on a number of factors, including:

-	the results of exploration efforts and the acquisition, review and analysis of the seismic data;

-	the availability of sufficient capital resources to us and the other participants for the drilling of the prospects;

-	the approval of the prospects by other participants after additional data has been compiled;

-	economic and industry conditions at the time of drilling, including prevailing and anticipated prices for natural gas and oil and the availability of drilling rigs and crews;

-	our financial resources and results; and

-	the availability of leases and permits on reasonable terms for the prospects.

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

Reserve engineering is a subjective process of estimating underground accumulations of natural gas and crude oil that cannot be measured in an exact manner. The process of estimating quantities of proved reserves is complex and inherently uncertain, and the reserve data included in this document are only estimates. The process relies on interpretations of available geologic, geophysic, engineering and production data. As a result, estimates of different engineers may vary. In addition, the extent, quality and reliability of this technical data can vary. The differences in the reserve estimation process are substantially due to the geological conditions in which the wells are drilled. The process also requires certain economic assumptions, some of which are mandated by the SEC, such as natural gas and oil prices. Additional assumptions include drilling and operating expenses, capital expenditures, taxes and availability of funds. The accuracy of a reserve estimate is a function of:

-	the quality and quantity of available data;

-	the interpretation of that data;

-	the accuracy of various mandated economic assumptions; and

-	the judgment of the persons preparing the estimate.

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

We face a variety of hazards and risks that could cause substantial financial  losses.

Our business involves a variety of operating risks, including:

-	blowouts, cratering and explosions;

-	mechanical problems;

-	uncontrolled flows of natural gas, oil or well fluids;

-	formations with abnormal pressures;

-	pollution and other environmental risks; and

-	natural disasters.

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

The following table sets forth the exploratory and development drilling experience with respect to wells in which the Company participated during the three years ended December 31, 2007.

	2007		2006		2005
	Gross	Net	Gross	Net	Gross	Net

Exploratory:
Oil	--	--	—	—	1	.500
Gas	--	--	5	3.750	11	3.510
Dry	1	.375	1	.400	1	1.000
Development:
Oil	30	13.88	41	22.141	17	8.500
Gas	--	--	28	11.664	15	7.790
Dry	--	--	—	—	4	2.410
Total:
Oil	30	13.88	41	22.141	18	9.000
Gas	--	--	33	15.414	26	11.300
Dry	1	.375	1	.400	5	3.410
	31	14.255	75	37.955	49	23.710

Oil and Gas Production

As of December 31, 2007, the Company had ownership interests in the following numbers of gross and net producing oil and gas wells and gross and net producing acres (1).

	Gross	Net

Producing wells (1)
Oil Wells	926	365
Gas Wells	1,186	517
Producing Acres	315,640.83	106,589.27

(1)
A gross well or gross acre is a well or an acre in which a working interest is owned. A net well or net is the sum of the fractional revenue interests owned in gross wells or gross acres. Wells are classified by their primary product. Some wells produce both oil and gas.

The following table shows the Company’s net production of crude oil and natural gas for each of the three years ended December 31, 2007. “Net” production is net after royalty interests of others are deducted and is determined by multiplying the gross production volume of properties in which the Company has an interest by percentage of the leasehold, mineral or royalty interest owned by the Company.

	2007	2006	2005

Oil (barrels)	561,000	456,000	443,000
Gas (Mcf)	11,312,000	6,411,000	5,641,000

The following table sets forth the Company’s average sales price per barrel of crude oil and average sales prices per one thousand cubic feet (“Mcf”) of gas, together with the Company’s average production costs per unit of production for the three years ended December 31, 2007.

	2007	2006	2005

Average sales price per barrel	$66.94	61.10	52.75
Average sales price Per Mcf	$7.50	6.83	7.44
Average production costs per net equivalent barrel (1)	$14.24	16.62	16.80

(1)	Net equivalent barrels are computed at a rate of 6 Mcf per barrel.

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

	Leasehold Interests		Mineral Interests		Royalty Interests
State	Gross Acres	Net Acres	Gross Acres	Net Acres	Gross Acres	Net Acres

Colorado	22	11	799	23	--	--
Gulf of Mexico	58,837	43,454	--	--	--	--
Montana	--	--	13,984	59	786	5
Nebraska	--	--	2,553	331	--	--
North Dakota	--	--	640	1	--	--
Oklahoma	5,942	3,754	320	1	--	--
Texas	8,388	5,138	680	16	--	--
New Mexico	116	38	--	--	--	--
West Virginia	603	603	--	--	--	--
Wyoming	1,000	125	5,043	35	140	35
TOTAL	74,907	53,123	24,019	466	926	40

Reserves

The Company’s interests in proved developed and undeveloped oil and gas properties have been evaluated by Ryder Scott Company, L.P. for each of the three years ended December 31, 2007. All of the Company’s reserves are located within the continental United States. The following table summarizes the Company’s oil and gas reserves at each of the respective dates (figures rounded):

	Reserve Category
	Proved Developed		Proved Undeveloped		Total
As of 12-31	Oil (bbls)	Gas (Mcf)	Oil (bbls)	Gas (Mcf)	Oil (bbls)	Gas (Mcf)

2005	4,529,000	54,373,000	183,000	968,000	4,712,000	55,341,000
2006	4,986,000	75,434,000	219,000	2,479,000	5,205,000	77,913,000
2007	5,640,000	58,814,000	952,000	2,598,000	6,592,000	61,412,000

The estimated future net revenue (using current prices and costs as of those dates) and the present value of future net revenue (at a 10% discount for estimated timing of cash flow) for the Company’s proved developed and proved undeveloped oil and gas reserves at the end of each of the three years ended December 31, 2007, are summarized as follows (figures rounded):

	Proved Developed		Proved Undeveloped		Total
As of 12-31	Future Net Revenue	Present Value Of Future Net Revenue	Future Net Revenue	Present Value 10 Of Future Net Revenue	Future Net Revenue	Present Value 10 Of Future Net Revenue	Present Value 10 Of Future Income Taxes	Standardized Measure of Discounted Cash flow

2005	$435,525,000	244,817,000	12,510,000	6,663,000	448,035,000	251,480,000	77,991,000	173,489,000
2006	$409,525,000	269,139,000	13,836,000	7,077,000	423,361,000	276,216,000	60,028,000	216,188,000
2007	$449,372,000	266,405,000	60,392,000	21,062,000	509,764,000	287,467,000	62,007,000	225,460,000

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

District Information

The following table presents certain reserve, production and well information as of December 31, 2007.

	Appalachian	Gulf Coast	Mid- Continent	West Texas	Offshore	Other	Total
Proved Reserves at Year End (Mmcfe)

Developed	13,162	7,078	29,251	27,793	14,162	1,208	92,654
Undeveloped				8,309			8,309

Total	13,162	7,078	29,251	36,102	14,162	1,208	100,963

Average Daily Production (Mmcfe per day)	3	3	7	8	18	1	40

Gross Wells	732	505	734	324	21	81	2,397
Net Wells	377	180	280	106	11	15	969

Gross Operated Wells	498	332	446	219	17	68	1,580

District Information

Appalachian Region
Our Appalachian activities are concentrated primarily in West Virginia. In this region, our assets include a large acreage position and a high concentration of wells. At December 31, 2007, we had 732 wells (377 net), of which 498 wells are operated by us. There are multiple producing intervals that include the Big Lime, Injun, Blue Monday, Weir, Berea, Gordon and Devonian Shale formations at depths primarily ranging from 1,600 to 5,600 feet. Average net daily production in 2007 was 2,762 Mcfe. While natural gas production volumes from Appalachian reservoirs are relatively low on a per-well basis compared to other areas of the United States, the productive life of Appalachian reserves is relatively long. At December 31, 2007, we had 13.2 Bcfe of proved reserves (substantially all natural gas) in the Appalachian region, constituting 13% of our total proved reserves. This region is managed from our office in Charleston, West Virginia.

Gulf Coast Region
Our development, exploitation, exploration and production activities in the Gulf Coast region are primarily concentrated in Louisiana, southeast Texas and south Texas. This region is managed from our office in Houston.  Principal producing intervals are in the Marg Tex, Wilcox, Pettit, Glenrose, Woodbine, San Miguel, Olmos, and Yegua formations at depths ranging from 3,000 to 12,500 feet. We had 504 wells (179 net) in the Gulf Coast region as of December 31, 2007, of which 332 wells are operated by us. Average daily production in 2007 was 3,172 Mcfe.  At December 31, 2007, we had 7.1 Bcfe of proved reserves (66% natural gas) in the Gulf Coast region, which represented 7% of our total proved reserves.

Mid-Continent Region
Our Mid-Continent activities are concentrated in central Oklahoma.  As of December 31, 2007, we had 734 wells (280 net) in the Mid-Continent area, of which 446 wells are operated by us. Principal producing intervals in the Mid-Continent are in the Roberson, Avant, Skinner, Sycamore, Bromide, McLish, Hunton, Mississippian, Oswego, Red Fork, and Chester formations at depths ranging from 1,100 to 10,500 feet. Average net daily production in 2007 was 7,675 Mcfe. At December 31, 2007, we had 29.3 Bcfe of proved reserves (60% natural gas) in the Mid-Continent area, or 29% of our total proved reserves.  This region is managed from our office in Oklahoma City.

West Texas Region
Our West Texas activities are concentrated in the Permian Basin in Texas and New Mexico.  As of December 31, 2007, we had 324 wells (106 net) in the West Texas  area, of which 219 wells are operated by us. Principal producing intervals in the West Texas are in the Spraberry, Wolfcamp and San Andres formations at depths ranging from 5,500 to 12,500 feet. Average net daily production in 2007 was 8,492 Mcfe. At December 31, 2007, we had 36.1 Bcfe of proved reserves (33% natural gas) in the West Texas area, or 36% of our total proved reserves. This region is managed from our office in Midland, Texas.

Offshore Gulf of Mexico
Our development, exploitation, exploration and production activities in the Offshore Gulf of Mexico are primarily concentrated in the western gulf area in shallow water. This region is managed from our office in Houston.  Principal producing intervals are in the Pleistocene to Miocene formations at depths ranging from 750 to 12,500 feet.  We had 21 wells (11 net) in the Offshore Gulf of Mexico region as of December 31, 2007, of which 17 wells are operated by us. Average daily production in 2007 was 18,229 Mcfe.  At December 31, 2007, we had 14.2 Bcfe of proved reserves (substantially all natural gas) in the Offshore Gulf of Mexico region, which represented 14% of our total proved reserves.

Acreage subject to Expiration in the next three years

	2008		2009		2010
State	Gross	Net	Gross	Net	Gross	Net
GULF OF MEXICO	11,520	8,640	12,757	8,894	--	--
OKLAHOMA	1,660	1,455	799	799	85	85
TEXAS	319	112	3,520	2,974	877	877
NEW MEXICO	163	54	--	--	--	--
WEST VIRGINIA	121	121	--	--	--	11
COLORADO	--	--	--	--	22	11
TOTAL	13,783	10,382	17,077	12,668	1,544	984

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

	Number of	Average Price Paid	Maximum Number of Shares that May Yet Be Purchased Under The
2007 Month	Shares	per share	Program

January	40	$60.00	365,854
February	2,986	55.15	362,868
March	19,478	54.24	343,390
April	3,000	55.05	340,390
May	8,000	55.00	332,390
June	10,000	55.45	322,390
July	11,000	55.02	311,390
August	12,282	55.00	299,108
September	88	55.05	299,020
October	1	55.05	299,019
November	13,012	55.01	286,007
December	452	55.19	285,555
Total/Average/Remainder	80,339	$54.89

Item 6. SELECTED FINANCIAL DATA

The following table summarizes certain selected financial data to highlight significant trends in the Company’s financial condition and results of operations for the periods indicated. The selected financial data should be read in conjunction with the Financial Statements and related notes included elsewhere in this Report.

	2007	2006	2005	2004	2003

Revenues	$156,146,000	101,823,000	87,224,000	62,379,000	46,673,000
Income from operations	$26,690,000	35,904,000	44,721,000	11,385,000	8,982,000
Net income	$7,920,000	18,708,000	23,604,000	7,275,000	5,702,000
Income per common share	$2.50	5.65	6.95	2.04	1.56
Diluted net income per common share	$2.02	4.60	5.70	1.70	1.31
Total assets	$305,655,000	300,108,000	117,336,000	69,926,000	58,255,000
Long-term obligations	$166,377,000	167,624,000	43,267,000	30,290,000	26,925,000
Cash dividends	None	None	None	None	None

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the financial statements of the Company and notes thereto. The Company’s subsidiaries are defined in Note 1 of the financial statements.

Liquidity And Capital Resources:

Cash flow provided by operations for the year ended December 31, 2007, was $95 million, compared to $38 million in the prior year.

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

Results of Operations:

2007 as compared to 2006

The Company had net income of $7,920,000 in 2007 as compared to $18,708,000 in 2006.  The significant components of net income are discussed below.

Oil and gas sales were $122,361,000 in 2007 as compared to $71,650,000 in 2006. A chart summarizing oil and gas production and revenue is presented below.

	2007	2006	Increase (Decrease)

Barrels of Oil Produced	561,000	456,000	105,000
Average Price Received (rounded)	$66.94	$61.10	$5.84
Oil Revenue	$37,553,000	$27,863,000	$9,690,000

Mcf of Gas Produced	11,312,000	6,411,000	4,901,000
Average Price Received (rounded)	$7.50	$6.83	$0.67
Gas Revenue	$84,808,000	$43,787,000	$41,021,000

Total Oil & Gas Revenue	$122,361,000	$71,650,000	$50,711,000

Changes in Production are due to additional production from properties added throughout 2007.  The increase in gas production is primarily related to our offshore properties and the increase in oil production is from our West Texas properties.

Field Service Income increased to $24,340,000 in 2007 from $20,357,000 in 2006. This increase reflects higher utilization of equipment during 2007 combined with rate increases.

Lease operating expenses increased by 37% to $34,841,000 in 2007 as compared to $25,337,000 in 2006. The difference is attributable to costs associated with properties added during 2007 and repairs made to marginal wells currently economic due to higher product price levels. This increase also reflects the overall price increase in oil field services.

General and administrative expenses decreased to $12,349,000 in 2007 as compared to $12,977,000 in 2006, reflecting reduced compensation expense.

Depreciation and depletion increased to $64,507,000 in 2007 from $14,370,000 in 2006. This increase is directly attributed to the majority of the Company’s offshore properties coming on line during 2007.

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

Income tax expense of $3,832,000 in 2007 represents a 33% effective rate as compared to the effective rate of 36% in 2006. The primary reason for the lower effective rate was higher percentage depletion deductions.  These deductions which create a permanent difference are more significant as a percentage of book income when book income is lower, as it was in 2007. Current tax expense in 2007 was $1,227,000 with the remainder being attributable to an increase in the Company’s deferred tax liability.

The current federal tax expense for 2007 is below the statutory rate because the Company is allowed to deduct currently, rather than capitalize, intangible drilling costs as incurred. The current deduction of these costs, which are capitalized for financial accounting purposes, is also the primary reason for the increase in the Company’s deferred tax liability between 2007 and 2006.

2006 as compared to 2005

The Company had net income of $18,708,000 in 2006 as compared to $23,604,000 in 2005.

Oil and gas sales were $71,650,000 in 2006 as compared to $65,320,000 in 2005. A chart summarizing oil and gas production and revenue is presented below.

Changes in Production are due to additional production from properties added during late 2005 and throughout 2006.

	2006	2005	Increase(Decrease)

Barrels of Oil Produced	456,000	443,000	13,000
Average Price Received (rounded)	$61.10	$52.75	$8.35
Oil Revenue	$27,863,000	$23,370,000	$4,493,000

Mcf of Gas Produced	6,411,000	5,641,000	770,000
Average Price Received (rounded)	$6.83	$7.44	$(0.61)
Gas Revenue	$43,787,000	$41,950,000	$1,837,000

Total Oil & Gas Revenue	$71,650,000	$65,320,000	$6,330,000

Field Service Income increased to $20,357,000 in 2006 from $15,226,000 in 2005. This increase reflects higher utilization of equipment during 2006 combined with rate increases.

Lease operating expenses increased by 9% to $25,337,000 in 2006 as compared to $23,241,000 in 2005. The difference is attributable to costs on properties added during late 2005 and throughout 2006 and repairs made to marginal wells currently economic due to higher product price levels. This increase also reflects the overall price increase in oil field services.

General and administrative expenses increased to $12,977,000 in 2006 as compared to $11,048,000 in 2005, reflecting increases in personnel costs and professional fees. The $1,929,000 increase includes $1,313,000 representing the fair market value of subsidiary stock issued to two key executives.

Depreciation and depletion increased to $14,370,000 in 2006 from $11,784,000 in 2005. This increase reflects the increased production and cost basis of the Company’s properties.

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

Gain on sale and exchange of assets decreased to $3,729,000 in 2006 from $16,588,000 in 2005. This decrease reflects the non-recurring gain recognized during 2005 related to the following transaction. In August 2005, the Company completed a transaction involving its interests in certain offshore Gulf of Mexico properties effective April 1, 2005 (the "Partners transaction"). Prime Offshore L.L.C., (Prime Offshore) formerly F-W Oil Exploration L.L.C., a subsidiary of the Company, entered into a limited partnership agreement (the "Partners Agreement"), wherein Prime Offshore is the General Partner of FWOE Partners L.P. ("Partners") formed for the acquisition, development and operation of oil and gas properties and pipelines, equipment, facilities and fixtures appurtenant thereto, in offshore Gulf of Mexico (the "Properties"). Prior to entering into the Partners Agreement, Prime Offshore had distributed interests in the Properties to the minority shareholders of Prime Offshore and the Company purchased all of the outstanding shares of such minority shareholders for $250,000, resulting in the Company's 100% ownership of Prime Offshore.

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

To record this transaction, the Company applied the guidance of EITF 86-29, Non monetary transactions: Magnitude of Boot and the Exceptions to the Use of Fair Value.  In this transaction, the boot was significant (in excess of 25% of the fair value of the exchange), therefore, the transaction was treated as a monetary transaction with the assets recorded at fair value. The Company recorded proceeds of $61.2 million consisting of cash of $43.2 million and the fair market value of the General Partner interest of $18.0 million.  The fair market value of the General Partner interest was determined by calculating 20% of the total agreed value of all properties acquired by the Partners. The related properties had a book value of $42.5 million resulting in a total gain of $18.7 million, however in accordance with EITF 01-2, since the Company acquired a 20% interest in Partners the Company recognized a gain of $15 million, representing 80% of the total gain.   The Company uses the proportionate consolidation method of accounting for its interest in Partners under the Guidance of EITF 00-1 as related to the extractive industries since the Company does not control Partners.

Income tax expense of $10,440,000 in 2006 represents a 36% effective rate as compared to the effective rate of 37% in 2005. At higher rates of income, the Company’s percentage depletion deductions, which are currently its only major permanent difference, become less significant as a percentage of income. Current tax benefit in 2006 was $1,348,000 with the remainder being attributable to an increase in the Company’s deferred tax liability.

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

At December 31, we had open crude oil price collar contracts covering our 2008, 2009, 2010 and 2011 production as follows:

	Crude Oil Price Collar
Contract Period	Volume In Mbbl	Weighted Average Price Floor/Ceiling/Third Tier (per Bbl)	Net Unrealized (Loss)/Gain (In thousands)

First Quarter 2008	23	$65/ $79.25/ $100.00
First Quarter 2008	51	$60.00/ $81.25
First Quarter 2008	15	$60.00/ $78.00
Second Quarter 2008	21	$65/ $79.25/ $100.00
Second Quarter 2008	51	$60.00/ $81.25
Second Quarter 2008	15	$60.00/ $78.00
Third Quarter 2008	20	$65/ $79.25/ $100.00
Third Quarter 2008	51	$60.00/ $81.25
Third Quarter 2008	15	$60.00/ $78.00
Fourth Quarter 2008	18	$65/ $79.25/ $100.00
Fourth Quarter 2008	51	$60.00/ $81.25
Fourth Quarter 2008	15	$60.00/ $78.00

Full Year 2008	346		$(2,779)
First Quarter 2009	51	$60/ $79.70
First Quarter 2009	6	$60/ $77.75
First Quarter 2009	12	$65/ $86.50
Second Quarter 2009	17	$60/ $79.70
Second Quarter 2009	38	$60/ $77.40
Second Quarter 2009	2	$60/ $77.75
Second Quarter 2009	12	$65/ $86.50
Third Quarter 2009	57	$60/ $77.40
Third Quarter 2009	12	$65/ $86.50
Fourth Quarter 2009	57	$60/ $77.40
Fourth Quarter 2009	12	$65/ $86.50
Full Year 2009	276		$(1,463)
First Quarter 2010	51	$65/ $80.90
First Quarter 2010	9	$65/ $84.14
Second Quarter 2010	51	$65/ $80.90
Second Quarter 2010	9	$65/ $84.14
Third Quarter 2010	51	$65/ $80.90
Third Quarter 2010	9	$65/ $84.14
Fourth Quarter 2010	51	$65/ $80.90
Fourth Quarter 2010	9	$65/ $84.14
Full Year 2010	240		$(651)
First Quarter 2011	45	$65/ $84.14
Full Year 2011	45		$(41)

At December 31, 2007, we had open natural gas price swap contracts covering our 2008 and 2009 production as follows:

	Natural Gas Price Swaps
Contract Period	Volume in Mmcf	Weighted Average Price (per Mcf)	Net Unrealized Gain (In thousands)

First Quarter 2008	645	$8.96	$593
Second Quarter 2008	1,005	8.07	285
Third Quarter 2008	1,005	8.07	150
Fourth Quarter 2008	1,005	8.07	(175)
Full Year 2008	3,660	$8.23	$853

First Quarter 2009	975	$9.76	$463
Full Year 2009	975	$9.76	$463

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March, 2009.

PrimeEnergy Corporation

By:	/s/ CHARLES E. DRIMAL, JR
Charles E. Drimal, Jr.
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 16th day of March, 2009.

/s/ CHARLES E.DRIMAL, JR.	Director and President;
Charles E. Drimal, Jr.	The Principal Executive Officer

/s/ BEVERLY A. CUMMINGS	Director, Vice President and
Beverly A. Cummings	Treasurer; The Principal
Financial and Accounting Officer

	Director	/s/ CLINT HURT	Director
Matthias Eckenstein		Clint Hurt

/s/ H. GIFFORD FONG	Director	/s/ JAN K. SMEETS	Director
H. Gifford Fong		Jan K. Smeets

/s/ THOMAS S.T. GIMBEL	Director
Thomas S.T. Gimbel

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Financial Statements (restated):
Consolidated Balance Sheets – December 31, 2007 and 2006	F-3
Consolidated Statements of Operations - for the years ended December 31, 2007, 2006 and 2005	F-5
Consolidated Statement of Stockholders’ Equity - for the years ended December 31, 2007, 2006 and 2005	F-6
Consolidated Statements of Cash Flows - for the years ended December 31, 2007, 2006 and 2005	F-7
Notes to Consolidated Financial Statements	F-8
Supplementary Information (restated):
Capitalized Costs Relating to Oil and Gas Producing Activities, years ended December 31, 2007, 2006 and 2005	F-32
Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities, years ended December 31, 2007, 2006 and 2005	F-32
Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves, years ended December 31, 2007, 2006 and 2005	F-33
Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves, years ended December 31, 2007, 2006 and 2005	F-34
Reserve Quantity Information, years ended December 31, 2007, 2006 and 2005	F-35
Results of Operations from Oil and Gas Producing Activities, years ended December 31, 2007, 2006 and 2005	F-36
Notes to Supplementary Information	F-37

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Corporation’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PrimeEnergy Corporation and Subsidiaries as of December 31, 2007 and 2006, and the consolidated results of its operations and cash flows for the years ended December 21, 2007, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America. As discussed in Note 2 to the financial statements, the 2007, 2006 and 2005 financial statements have been restated to correct certain misstatements.

PUSTORINO, PUGLISI & CO., LLP
New York, New York
March 26, 2008, except for Note 2, as to which the date is March 23, 2009

\
PRIMEENERGY CORPORATION and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, December 31, 2007 and 2006

	2007 Audited and Restated	2006 Audited and Restated

ASSETS:

Current assets:
Cash and cash equivalents	$25,373,000	$29,056,000
Restricted cash and cash equivalents	3,633,000	2,528,000
Accounts receivable, net	21,311,000	33,664,000
Due from related parties	32,000	429,000
Prepaid expenses	1,391,000	1,269,000
Derivative contracts	1,332,000	6,085,000
Inventory at cost	3,705,000	3,518,000
Deferred income tax	1,582,000	--
Total current assets	58,359,000	76,549,000

Property and equipment, at cost:
Proved oil and gas properties at cost	378,908,000	293,837,000
Unproved oil and gas properties at cost	4,458,000	5,047,000
Less: Accumulated depletion and depreciation	145,514,000	83,563,000
	237,852,000	215,321,000

Field and office equipment	18,029,000	15,793,000
Less: Accumulated depreciation	9,820,000	8,351,000
	8,209,000	7,442,000

Total net property and equipment	246,061,000	222,763,000

Other assets	1,245,000	796,000

Total assets	$305,665,000	$300,108,000

The accompanying notes are an integral part of the consolidated financial statements.

PRIMEENERGY CORPORATION and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, December 31, 2007 and 2006

	2007 Audited and Restated	2006 Audited and Restated

LIABILITIES and STOCKHOLDERS’ EQUITY:

Current liabilities:
Current bank debt	$34,950,000	$--
Accounts payable	26,780,000	42,627,000
Current portion of asset retirement and other long-term obligations	1,065,000	345,000
Derivative liability short term	4,340,000	1,961,000
Accrued liabilities	10,032,000	22,098,000
Due to related parties	520,000	165,000
Total current liabilities	77,687,000	67,196,000

Long-term bank debt	120,050,000	136,460,000
Asset retirement obligations	16,936,000	6,890,000
Derivative liability long term	3,369,000	--
Deferred income taxes	26,022,000	24,274,000
Total liabilities	244,064,000	234,820,000

Minority interest	12,929,000	12,533,000

Stockholders’ equity:
Preferred stock, $.10 par value, authorized 5,000,000 shares; none issued
Common stock, $.10 par value, authorized 10,000,000 shares; issued 7,694,970 in 2007 and 2006	769,000	769,000
Paid in capital	11,024,000	11,024,000
Retained earnings	72,885,000	64,965,000
Accumulated other comprehensive income (loss), net	(3,618,000)	3,976,000
	81,060,000	80,734,000
Treasury stock, at cost 4,558,544 common shares in 2007 and 4,478,145 in 2006	(32,388,000)	(27,979,000)
Total stockholders’ equity	48,672,000	52,755,000

Total liabilities and stockholders’ equity	$305,665,000	$300,108,000

The accompanying notes are an integral part of the consolidated financial statements.

PRIMEENERGY CORPORATION and SUBSIDIARIES

CONSOLIDATED STATEMENTS of OPERATIONS

for the years ended December 31, 2007, 2006 and 2005

	2007 Audited and Restated	2006 Audited and Restated	2005 Audited and Restated

Revenue:
Oil and gas sales	$122,361,000	$71,650,000	$65,320,000
Field service income	24,340,000	20,357,000	15,226,000
Administrative overhead fees	9,041,000	9,704,000	7,068,000
Loss on derivative instruments, net	--	--	(415,000)
Other income	404,000	112,000	25,000
	156,146,000	101,823,000	87,224,000
Costs and expenses:
Lease operating expense	34,841,000	25,337,000	23,241,000
Field service expense	17,724,000	15,802,000	12,804,000
Depreciation, depletion and amortization	64,507,000	14,370,000	11,784,000
General and administrative expense	12,349,000	12,977,000	11,048,000
Exploration costs	633,000	1,162,000	664,000
	130,054,000	69,648,000	59,541,000

Add gain on sale and exchange of assets	598,000	3,729,000	16,588,000
Income from operations	26,690,000	35,904,000	44,271,000

Other income and expense:
Less: Interest expense	11,062,000	2,091,000	1,531,000
Add interest income	852,000	508,000	153,000
Less: Minority interest	4,728,000	5,173,000	5,613,000

Income before provision for income taxes	11,752,000	29,148,000	37,280,000
Provision for income taxes	3,832,000	10,440,000	13,676,000

Net income	$7,920,000	$18,708,000	$23,604,000

Basic net income per common share	$2.50	$5.65	$6.95
Diluted net income per common share	$2.02	$4.60	$5.70

The accompanying notes are an integral part of the consolidated financial statements.

\
PRIMEENERGY CORPORATION and SUBSIDIARIES

CONSOLIDATED STATEMENT of STOCKHOLDERS’ EQUITY
(Audited and Restated)

for the years ended December 31, 2007, 2006 and 2005 (restated)

					Accumulated
			Additional		Other
	Common Stock		Paid In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Treasury Stock	Total

Balance at December 31, 2004	7,694,970	$769,000	$11,024,000	$22,653,000	$--	$(16,209,000)	$18,237,000

Purchased 164,410 shares of common stock						(4,456,000)	(4,456,000)
Net income				23,604,000			23,604,000
Balance at December 31, 2005	7,694,970	$769,000	$11,024,000	$46,257,000	$--	$(20,665,000)	$37,385,000

Purchased 110,990 shares of common stock						(7,314,000)	(7,314,000)
Net income				18,708,000			18,708,000
Other comprehensive income, net of taxes					3,976,000		3,976,000
Balance at December 31, 2006	7,694,970	$769,000	$11,024,000	$64,965,000	$3,976,000	$(27,979,000)	$52,755,000

Purchased 80,399 shares of common stock						(4,409,000)	(4,409,000)
Net income				7,920,000			7,920,000
Other comprehensive income (loss), net of taxes					(7,594,000)		(7,594,000)
Balance as of December 31, 2007	7,694,970	$769,000	$11,024,000	$72,885,000	$(3,618,000)	$(32,388,000)	$48,672,000

The accompanying notes are an integral part of the consolidated financial statements.

PRIMEENERGY CORPORATION and SUBSIDIARIES

CONSOLIDATED STATEMENTS of CASH FLOWS

for the years ended December 31, 2007, 2006 and 2005

	2007 Audited and Restated	2006 Audited and Restated	2005 Audited and Restated

Cash flows from operating activities:
Net income	$7,920,000	$18,708,000	$23,604,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion on discounted liabilities	64,507,000	14,370,000	11,784,000
Dry hole and abandonment costs	343,000	510,000	262,000
Gain on sale of properties	(598,000)	(3,729,000)	(16,588,000)
Non-cash incentive compensation expense	--	1,313,000	--
Provision for deferred income taxes	1,215,000	11,787,000	4,907,000
Minority interest in earnings of partnerships	4,728,000	5,173,000	5,613,000
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	14,276,000	(15,480,000)	(6,406,000)
(Increase) decrease in due from related parties	1,306,000	484,000	(207,000)
(Increase) decrease in inventories	325,000	(3,136,000)	(6,000)
(Increase) decrease in prepaid expenses and other assets	(175,000)	6,449,000	(7,251,000)
Increase (decrease) in accounts payable	126,000	3,510,000	5,232,000
Increase (decrease) in accrued liabilities	53,000	(1,518,000)	5,217,000
Increase (decrease) in due to related parties	1,088,000	(620,000)	431,000
Net cash provided by operating activities	95,114,000	37,821,000	26,592,000

Cash flows from investing activities
Capital expenditures, including exploration expense	(109,819,000)	(122,704,000)	(54,037,000)
Proceeds from sale of properties and equipment	598,000	3,729,000	43,050,000
Net cash used in investing activities	(109,221,000)	(118,975,000)	(10,987,000)

Cash flows from financing activities
Purchase of stock for treasury	(4,409,000)	(7,314,000)	(4,456,000)
Increase in long-term bank debt and other long-term obligations	105,867,000	198,362,000	65,570,000
Repayment of long-term bank debt and other long-term obligations	(86,960,000)	(91,168,000)	(67,432,000)
Distribution to minority interest	(4,074,000)	(4,443,000)	(3,456,000)
Net cash provided by (used in) financing activities	10,424,000	95,437,000	(9,774,000)

Net increase(decrease) in cash and cash equivalents	(3,683,000)	14,283,000	5,831,000
Cash and cash equivalents at the beginning of the period	29,056,000	14,773,000	8,942,000
Cash and cash equivalents at the end of the period	$25,373,000	$29,056,000	$14,773,000

Supplemental disclosures:
Income taxes paid during the year	$1,643,000	$5,713,000	$5,076,000
Net income tax refunds received during the year	$2,623,000	$—	$—
Interest paid during the year	$11,062,000	$2,091,000	$1,531,000

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

Consolidation and Presentation:

The consolidated financial statements include the accounts of PrimeEnergy Corporation, its subsidiaries and the Partnerships, using the full consolidation method for those partnerships which we control. The proportionate consolidation method is used to account for those undivided interests in oil and gas properties owned by the Company as well as interests held in unincorporated legal entities, such as partnerships,  engaged in oil and gas production, which we do not control. For those entities which we proportionately consolidate our proportionate share of each entity’s assets, liabilities, revenue and expenses are included in the appropriate classifications in the consolidated financial statements. Reserve estimates associated with the proportionately consolidated oil and gas interests are calculated for each property at the Partnership level and depletion, depreciation and amortization (DD&A) rates are determined at the Partnership level. The Company reserve estimates are based on our ownership percentage of Partnership reserve reports. DD&A expense and evaluation of impairment may differ from the Partnership as our cost basis for the Partnership interests acquired may be different than the cost basis at the Partnership level for properties acquired by the Partnership.  Inter-company balances and transactions are eliminated in preparing the consolidated financial statements. See Footnote 2 - Financial Restatement.

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

PRIMEENERGY CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

_________________

Estimates of oil and gas reserves, as determined by independent petroleum engineers, are continually subject to revision based on price, production history and other factors. Depletion expense, which is computed based on the units of production method, could be significantly impacted by changes in such estimates. Additionally, FAS144 requires that if the expected future cash flow from an asset is less than its carrying cost, that asset must be written down to its fair market value. As the fair market value of an oil and gas property will usually be significantly less than the total future net revenue expected from that property, small changes in the estimated future net revenue from an asset could lead to the necessity of recording a significant impairment of that asset.

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

PRIMEENERGY CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

_________________

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

_________________

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

PRIMEENERGY CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

_________________

In April 2007, the FASB issued FSP No. FIN 39-1, “Amendment of FASB Interpretation No. 39,” to amend FIN 39, “Offsetting of Amounts Related to Certain Contracts.” The terms “conditional contracts” and “exchange contracts” used in FIN 39 have been replaced with the more general term “derivative contracts.” In addition, FSP No. FIN 39-1 permits the offsetting of recognized fair values for the right to reclaim cash collateral or the obligation to return cash collateral against fair values of derivatives under certain circumstances, such as under master netting arrangements. Additional disclosure is also required regarding a company’s accounting policy with respect to offsetting fair value amounts. The guidance in FSP No. FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early application allowed. The effects of initial adoption should be recognized as a change in accounting principle through retrospective application for all periods presented. We do not believe that the adoption of FSP No. FIN 39-1 will have a material impact on our financial position, results of operations or cash flows.

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

2.
Financial Restatement – The restatements reflect the change in accounting method from proportionate consolidation of partnerships that the Company controls to the full consolidation method. The Company had historically accounted for its interests in twenty limited partnerships and trusts, which own interests in oil and gas properties using the proportionate consolidation under the guidance of EITF 00-1 as related to the extractive industries. Under the guidance of EITF 04-05 the interests in limited partnerships and trusts that we control should have been fully consolidated when EITF 04-05 became effective.

The restatements also reflect the correction of gain recognition related to the sale of assets to a partnership in which the company acquired a twenty percent non-controlling interest.  The Company recorded 100% of the gain however under the guidance of EITF 01-2 the Company, since it acquired a 20% interest in the partnership, should have recorded 80% of the gain.

The effects of the restatement on reported amounts for the years ended December 31, 2007, 2006 and 2005 are presented below in the following tables:

PRIMEENERGY CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

_________________

RESTATED CONSOLIDATED BALANCE SHEETS

	As Reported 2007	Cumulative Effect of Prior Year Adjustments	Current Year Adjustments	Notes	As Restated 2007

ASSETS:

Current assets:
Cash and cash equivalents	$21,313,000	$4,403,000	$(343,000)	b	$25,373,000
Restricted cash and cash equivalents	3,633,000	--	--		3,633,000
Accounts receivable, net	20,348,000	694,000	269,000	b	21,311,000
Due from related parties	212,000	(226,000)	46,000	b	32,000
Prepaid expenses	1,391,000	--	--		1,391,000
Derivative contracts	1,332,000	--	--		1,332,000
Inventory at cost	3,711,000	(3,000)	(3,000)	b	3,705,000
Deferred income tax	1,582,000	--	--		1,582,000
Total current assets	53,522,000	4,868,000	(31,000)		58,359,000

Property and equipment, at cost:
Proved oil and gas properties at cost	368,828,000	9,139,000	941,000	a,b	378,908,000
Unproved oil and gas properties at cost	4,458,000	--	--		4,458,000
Less: Accumulated depletion and depreciation	140,115,000	5,558,000	159,000	a,b	145,514,000
	233,171,000	3,581,000	1,100,000		237,852,000

Field and office equipment	18,029,000	--	--		18,029,000
Less: Accumulated depreciation	9,820,000	--	--		9,820,000
	8,209,000	--	--		8,209,000

Total net property and equipment	241,380,000	3,581,000	1,100,000		246,061,000

Other assets	1,180,000	67,000	(2,000)	b	1,245,000

Total assets	$296,082,000	$8,516,000	$1,067,000		$305,665,000

PRIMEENERGY CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

_________________

RESTATED CONSOLIDATED BALANCE SHEETS

	As Reported 2007	Cumulative Effective of Prior Year Adjustment	Current Year Adjustment	Notes	As Restated 2007
LIABILITIES and STOCKHOLDERS’ EQUITY:

Current liabilities:
Current bank debt	$34,950,000	$--	$--		$34,950,000
Accounts payable	26,726,000	(31,000)	85,000	b	26,780,000
Current portion of asset retirement and other long-term obligations	1,065,000	31,000	(31,000)	b	1,065,000
Derivative liability short term	4,340,000	--	--		4,340,000
Accrued liabilities	9,953,000	68,000	11,000	b	10,032,000
Due to related parties	1,563,000	(312,000)	(731,000)	b	520,000
Total current liabilities	78,597,000	(244,000)	(666,000)		77,687,000

Long-term bank debt	120,050,000	--	--		120,050,000
Asset retirement obligations	15,538,000	576,000	822,000	b	16,936,000
Derivative liability long term	3,369,000	--	--		3,369,000
Deferred income taxes	26,930,000	(1,093,000)	185,000	a,b	26,022,000
Total liabilities	244,484,000	(761,000)	341,000		244,064,000

Minority interest	1,313,000	11,220,000	396,000	b	12,929,000

Stockholders’ equity:
Preferred stock, $.10 par value, authorized 5,000,000 shares; none issued
Common stock, $.10 par value, authorized 10,000,000 shares; issued 7,694,970 in 2007 and 2006	769,000	--	--		769,000
Paid in capital	11,024,000	--	--		11,024,000
Retained earnings	74,498,000	(1,943,000)	330,000	a	72,885,000
Accumulated other comprehensive income (loss), net	(3,618,000)	--	--		(3,618,000)
	82,673,000	(1,943,000)	330,000		81,060,000
Treasury stock, at cost 4,558,544 common shares in 2007 and 4,478,145 in 2006	(32,388,000)	--	--		(32,388,000)
Total stockholders’ equity	50,285,000	(1,943,000)	330,000		48,672,000

Total liabilities and stockholders’ equity	$296,082,000	$8,516,000	$1,067,000		$305,665,000

PRIMEENERGY CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

_________________

RESTATED CONSOLIDATED STATEMENT of STOCKHOLDERS’ EQUITY

As Reported:

					Accumulated
			Additional		Other
	Common Stock		Paid In	Retained	comprehensive
	Shares	Amount	Capital	Earnings	Income	Treasury Stock	Total

Balance at December 31, 2004	7,694,970	$769,000	$11,024,000	$22,653,000	$--	$(16,209,000)	$18,237,000

Purchased 164,410 shares of common stock						(4,456,000)	(4,456,000)
Net income				25,955,000			25,955,000
Balance at December 31, 2005	7,694,970	$769,000	$11,024,000	$48,608,000	$--	$(20,665,000)	$39,736,000

Purchased 110,990 shares of common stock						(7,314,000)	(7,314,000)
Net income				18,300,000			18,300,000
Other comprehensive income, net of taxes					3,976,000		3,976,000
Balance at December 31, 2006	7,694,970	$769,000	$11,024,000	$66,908,000	$3,976,000	$(27,979,000)	$54,698,000

Purchased 80,399 shares of common stock						(4,409,000)	(4,409,000)
Net income				7,590,000			7,590,000
Other comprehensive income (loss), net of taxes					(7,594,000)		(7,594,000)
Balance as of December 31, 2007	7,694,970	$769,000	$11,024,000	$74,498,000	$(3,618,000)	$(32,388,000)	$50,285,000

Restated:

					Accumulated
			Additional		Other
	Common Stock		Paid In	Retained	comprehensive
	Shares	Amount	Capital	Earnings	Income	Treasury Stock	Total

Balance at December 31, 2004	7,694,970	$769,000	$11,024,000	$22,653,000	$--	$(16,209,000)	$18,237,000

Purchased 164,410 shares of common stock						(4,456,000)	(4,456,000)
Net income				23,604,000			23,604,000
Balance at December 31, 2005	7,694,970	$769,000	$11,024,000	$46,257,000	$--	$(20,665,000)	$37,385,000

Purchased 110,990 shares of common stock						(7,314,000)	(7,314,000)
Net income				18,708,000			18,708,000
Other comprehensive income, net of taxes					3,976,000		3,976,000
Balance at December 31, 2006	7,694,970	$769,000	$11,024,000	$64,965,000	$3,976,000	$(27,979,000)	$52,755,000

Purchased 80,399 shares of common stock						(4,409,000)	(4,409,000)
Net income				7,920,000			7,920,000
Other comprehensive income (loss), net of taxes					(7,594,000)		(7,594,000)
Balance as of December 31, 2007	7,694,970	$769,000	$11,024,000	$72,885,000	$(3,618,000)	$(32,388,000)	$48,672,000

PRIMEENERGY CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

_________________

CONSOLIDATED STATEMENTS OF OPERATIONS

	As Reported	Current year		As Restated
	2007	Adjustments	Notes	2007

Revenue:
Oil and gas sales	$112,708,000	$9,653,000	b	$122,361,000
Field service income	24,302,000	38,000	b	24,340,000
Administrative overhead fees	9,041,000	--		9,041,000
Loss on derivative instruments, net	--	--		--
Other income	404,000	--		404,000
	146,455,000	9,691,000		156,146,000
Costs and expenses:
Lease operating expense	30,762,000	4,079,000	b	34,841,000
Field service expense	17,724,000	--		17,724,000
Depreciation, depletion and amortization	64,488,000	19,000	a,b	64,507,000
General and administrative expense	11,844,000	505,000	b	12,349,000
Exploration costs	633,000	--		633,000
	125,451,000	4,603,000		130,054,000

Add gain on sale and exchange of assets	598,000	--		598,000
Income from operations	21,602,000	5,088,000		26,690,000

Other income and expense:
Less: Interest expense	11,062,000	--		11,062,000
Add interest income	697,000	155,000	b	852,000
Less: Minority interest	--	4,728,000	b	4,728,000

Income before provision for income taxes	11,237,000	515,000		11,752,000
Provision for income taxes	3,647,000	185,000	a	3,832,000

Net income	$7,590,000	$330,000		$7,920,000

Basic net income per common share	$2.39	$0.11		$2.50
Diluted net income per common share	$1.93	$0.09		$2.02

PRIMEENERGY CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

_________________

CONSOLIDATED STATEMENTS of CASH FLOWS

for the year ended December 31, 2007

	As Reported 2007	CurrentYear Adjustments	Notes	As Restated 2007
Cash flows from operating activities:
Net income	$7,590,000	$330,000	a	$7,920,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion on discounted liabilities	64,488,000	19,000	a,b	64,507,000
Dry hole and abandonment costs	343,000	--		343,000
Gain on sale of properties	(598,000)	--		(598,000)
Non-cash incentive compensation expense	--	--		--
Provision for deferred income taxes	1,030,000	185,000	a	1,215,000
Minority interest in earnings of partnerships	--	4,728,000	b	4,728,000
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	13,168,000	1,108,000	b	14,276,000
(Increase) decrease in due from related parties	443,000	863,000	b	1,306,000
(Increase) decrease in inventories	331,000	(6,000)	b	325,000
(Increase) decrease in prepaid expenses and other assets	(175,000)	--		(175,000)
Increase (decrease) in accounts payable	325,000	(199,000)	b	126,000
Increase (decrease) in accrued liabilities	132,000	(79,000)	b	53,000
Increase (decrease) in due to related parties	1,088,000	--		1,088,000
Net cash provided by operating activities	88,165,000	6,949,000		95,114,000

Cash flows from investing activities
Capital expenditures, including exploration expense	(106,601,000)	(3,218,000)	b	(109,819,000)
Proceeds from sale of properties and equipment	598,000	--		598,000
Net cash used in investing activities	(106,003,000)	(3,218,000)		(109,221,000)

Cash flows from financing activities
Purchase of stock for treasury	(4,409,000)	--		(4,409,000)
Increase in long-term bank debt and other long-term obligations	105,867,000	--		105,867,000
Repayment of long-term bank debt and other long-term obligations	(86,960,000)	--		(86,960,000)
Distribution to minority interest	--	(4,074,000)	b	(4,074,000)
Net cash provided by (used in) financing activities	14,498,000	(4,074,000)		10,424,000

Net increase(decrease) in cash and cash equivalents	(3,340,000)	(343,000)		(3,683,000)
Cash and cash equivalents at the beginning of the period	24,653,000	4,403,000	b	29,056,000
Cash and cash equivalents at the end of the period	$21,313,000	$4,060,000		$25,373,000

Supplemental disclosures:
Income taxes paid during the year	$1,643,000	$--		$1,643,000
Net income tax refunds received during the year	$2,623,000	$--		$2,623,000
Interest paid during the year	$11,062,000	$--		$11,062,000

PRIMEENERGY CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

_________________

CONSOLIDATED BALANCE SHEETS

	As Reported	Cumulative Effect of Prior Year	Current Year		As Restated
	2006	Adjustments	Adjustments	Notes	2006

ASSETS:

Current assets:
Cash and cash equivalents	$24,653,000	$3,654,000	$749,000	b	$29,056,000
Restricted cash and cash Equivalents	2,528,000	--	--		2,528,000
Accounts receivable, net	32,970,000	1,117,000	(423,000)	b	33,664,000
Due from related parties	655,000	(255,000)	(29,000)	b	429,000
Prepaid expenses	1,269,000	--			1,269,000
Derivative contracts	6,085,000	--	--		6,085,000
Inventory at cost	3,521,000	(6,000)	3,000	b	3,518,000
Deferred income tax	--	--	--		--
Total current assets	71,681,000	4,510,000	358,000		76,549,000

Property and equipment, at cost:
Proved oil and gas properties at cost	284,698,000	9,564,000	(425,000)	a,b	293,837,000
Unproved oil and gas properties at cost	5,047,000	--	--		5,047,000
Less: Accumulated depletion and depreciation	78,005,000	(6,190,000)	632,000	a,b	(83,563,000)
	211,740,000	3,374,000	207,000		215,321,000

Field and office equipment	15,793,000	--	--		15,793,000
Less: Accumulated depreciation	8,351,000	--	--		8,351,000
	7,442,000	--	--		7,442,000

Total net property and equipment	219,182,000	3,374,000	207,000		222,763,000

Other assets	729,000	69,000	(2,000)	b	796,000

Total assets	$291,592,000	$7,953,000	$563,000		$300,108,000

PRIMEENERGY CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

_________________

CONSOLIDATED BALANCE SHEETS

	As Reported 2006	Cumulative Effective of Prior Year Adjustment	Current Year Adjustment	Notes	As Restated 2006
LIABILITIES and STOCKHOLDERS’ EQUITY:

Current liabilities:
Current bank debt	$--	$--	$--		$--
Accounts payable	42,658,000	(2,000)	(29,000)	b	42,627,000
Current portion of asset retirement and other long-term obligations	314,000	102,000	(71,000)	b	345,000
Derivative liability short term	1,961,000	--	--		1,961,000
Accrued liabilities	22,030,000	168,000	(100,000)	b	22,098,000
Due to related parties	477,000	(779,000)	467,000	b	165,000
Total current liabilities	67,440,000	(511,000)	267,000		67,196,000

Long-term bank debt	136,460,000	--	--		136,460,000
Asset retirement obligations	6,314,000	464,000	112,000	b	6,890,000
Derivative liability long term	--	--	--		--
Deferred income taxes	25,367,000	(1,323,000)	230,000	a,b	24,274,000
Total liabilities	235,581,000	(1,370,000)	609,000		234,820,000

Minority interest	1,313,000	11,674,000	(454,000)	b	12,533,000

Stockholders’ equity:
Preferred stock, $.10 par value, authorized 5,000,000 shares; none issued
Common stock, $.10 par value, authorized 10,000,000 shares; issued 7,694,970 in 2007 and 2006	769,000	--	--		769,000
Paid in capital	11,024,000	--	--		11,024,000
Retained earnings	66,908,000	(2,351,000)	408,000	a	64,965,000
Accumulated other comprehensive income (loss), net	3,976,000	--	--		3,976,000
	82,677,000	(2,351,000)	408,000		80,734,000
Treasury stock, at cost 4,558,544 common shares in 2007 and 4,478,145 in 2006	(27,979,000)	--	--		(27,979,000)
Total stockholders’ equity	54,698,000	(2,351,000)	408,000		52,755,000

Total liabilities and stockholders’ equity	$291,592,000	$7,953,000	$563,000		$300,108,000

PRIMEENERGY CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

_________________

CONSOLIDATED STATEMENTS OF OPERATIONS

	As Reported 2006	Current year Adjustments	Notes	As Restated 2006

Revenue:
Oil and gas sales	$61,924,000	$9,726,000	b	$71,650,000
Field service income	20,319,000	38,000	b	20,357,000
Administrative overhead fees	9,704,000	--		9,704,000
Loss on derivative instruments, net	--	--		--
Other income	112,000	--		112,000
	92,059,000	9,764,000		101,823,000
Costs and expenses:
Lease operating expense	21,040,000	4,297,000	b	25,337,000
Field service expense	15,796,000	6,000	b	15,802,000
Depreciation, depletion and amortization	14,437,000	(67,000)	a,b	14,370,000
General and administrative expense	12,400,000	577,000	b	12,977,000
Exploration costs	1,162,000	--		1,162,000
	64,835,000	4,813,000		69,648,000

Add gain on sale and exchange of assets	3,017,000	712,000		3,729,000
Income from operations	30,241,000	5,663,000		35,904,000

Other income and expense:
Less: Interest expense	2,091,000	--		2,091,000
Add interest income	360,000	148,000	b	508,000
Less: Minority interest	--	5,173,000	b	5,173,000

Income before provision for income taxes	28,510,000	638,000		29,148,000
Provision for income taxes	10,210,000	230,000	a	10,440,000

Net income	$18,300,000	$408,000		$18,708,000

Basic net income per common share	$5.52	$0.13		$5.65
Diluted net income per common share	$4.50	$0.10		$4.60

PRIMEENERGY CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

_________________

CONSOLIDATED STATEMENTS of CASH FLOWS

for the year ended December 31, 2006

	As Reported 2006	CurrentYear Adjustments	Notes	As Restated 2006

Cash flows from operating activities:
Net income	$18,300,000	$408,000	a	$18,708,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion on discounted liabilities	14,437,000	(67,000)	a,b	14,370,000
Dry hole and abandonment costs	510,000	--		510,000
Gain on sale of properties	(3,017,000)	(712,000)	b	(3,729,000)
Non-cash incentive compensation expense	1,313,000	--		1,313,000
Provision for deferred income taxes	11,557,000	230,000	a	11,787,000
Minority interest in earnings of partnerships	--	5,173,000	b	5,173,000
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(16,411,000)	931,000	b	(15,480,000)
(Increase) decrease in due from related parties	330,000	154,000	b	484,000
(Increase) decrease in inventories	(3,133,000)	(3,000)	b	(3,136,000)
(Increase) decrease in prepaid expenses and other assets	6,382,000	67,000	b	6,449,000
Increase (decrease) in accounts payable	3,716,000	(206,000)	b	3,510,000
Increase (decrease) in accrued liabilities	(1,450,000)	(68,000)	b	(1,518,000)
Increase (decrease) in due to related parties	(552,000)	(68,000)	b	(620,000)
Net cash provided by operating activities	31,982,000	5,839,000		37,821,000

Cash flows from investing activities
Capital expenditures, including exploration expense	(121,345,000)	(1,359,000)	b	(122,704,000)
Proceeds from sale of properties and equipment	3,017,000	712,000	b	3,729,000
Net cash used in investing activities	(118,328,000)	(647,000)		(118,975,000)

Cash flows from financing activities
Purchase of stock for treasury	(7,314,000)	--		(7,314,000)
Increase in long-term bank debt and other long-term obligations	198,362,000	--		198,362,000
Repayment of long-term bank debt and other long-term obligations	(91,168,000)	--		(91,168,000)
Distribution to minority interest		(4,443,000)	b	(4,443,000)
Net cash provided by (used in) financing activities	99,880,000	(4,443,000)		95,437,000

Net increase in cash and cash equivalents	13,534,000	749,000		14,283,000
Cash and cash equivalents at the beginning of the period	11,119,000	3,654,000	b	14,773,000
Cash and cash equivalents at the end of the period	$24,653,000	$4,403,000		$29,056,000

Supplemental disclosures:
Income taxes paid during the year	$5,713,000	$--		$5,713,000
Interest paid during the year	$2,091,000	$--		$2,091,000

PRIMEENERGY CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

_________________

CONSOLIDATED STATEMENTS OF OPERATIONS

	As Reported 2005	Current year adjustments	Notes	As Restated 2005

Revenue:
Oil and gas sales	$53,988,000	$11,332,000	b	$65,320,000
Field service income	15,182,000	44,000	b	15,226,000
Administrative overhead fees	7,068,000	--		7,068,000
Loss on derivative instruments, net	(415,000)	--		(415,000)
Other income	25,000	--		25,000
	75,848,000	11,376,000		87,224,000
Costs and expenses:
Lease operating expense	18,573,000	4,668,000	b	23,241,000
Field service expense	12,791,000	13,000	b	12,804,000
Depreciation, depletion and amortization	11,274,000	510,000	a,b	11,784,000
General and administrative expense	10,493,000	555,000	b	11,048,000
Exploration costs	664,000	--		664,000
	53,795,000	5,746,000		59,541,000

Add gain on sale and exchange of assets	20,334,000	(3,746,000)	a	16,588,000
Income from operations	42,387,000	1,884,000		44,271,000

Other income and expense:
Less interest expense	1,531,000	--		1,531,000
Add interest income	98,000	55,000	b	153,000
Less minority interest	--	5,613,000	b	5,613,000

Income before provision for income taxes	40,954,000	(3,674,000)		37,280,000
Provision for income taxes	14,999,000	(1,323,000)	a	13,676,000

Net income	$25,955,000	$(2,351,000)		$23,604,000

Basic net income per common share	$7.64	$(0.69)		$6.95
Diluted net income per common share	$6.27	$(0.57)		$5.70

PRIMEENERGY CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

_________________

RESTATED CONSOLIDATED STATEMENTS of CASH FLOWS

for the year ended December 31, 2005

	As Reported 2005	CurrentYear Adjustments	Notes	As Restated 2005

Cash flows from operating activities:
Net income	$25,955,000	$(2,351,000)	a	$23,604,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion on discounted liabilities	11,274,000	510,000	a,b	11,784,000
Dry hole and abandonment costs	262,000	--		262,000
Gain on sale of properties	(20,334,000)	3,746,000	b	(16,588,000)
Provision for deferred income taxes	6,230,000	(1,323,000)	a	4,907,000
Minority interest in earnings of partnerships	--	5,613,000	b	5,613,000
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(7,803,000)	1,397,000	b	(6,406,000)
(Increase) decrease in due from related parties	(985,000)	778,000	b	(207,000)
(Increase) decrease in inventories	--	(6,000)	b	(6,000)
(Increase) decrease in prepaid expenses and other assets	(7,320,000)	69,000	b	(7,251,000)
Increase (decrease) in accounts payable	5,510,000	(278,000)	b	5,232,000
Increase (decrease) in accrued liabilities	5,385,000	(168,000)	b	5,217,000
Increase (decrease) in due to related parties	431,000	--		431,000
Net cash provided by operating activities	18,605,000	7,987,000		26,592,000

Cash flows from investing activities
Capital expenditures, including exploration expense	(54,440,000)	403,000	b	(54,037,000)
Proceeds from sale of properties and equipment	46,796,000	(3,746,000)	b	43,050,000
Net cash used in investing activities	(7,644,000)	(3,343,000)		(10,987,000)

Cash flows from financing activities
Purchase of stock for treasury	(4,456,000)	--		(4,456,000)
Increase in long-term bank debt and other long-term obligations	65,570,000	--		65,570,000
Repayment of long-term bank debt and other long-term obligations	(67,432000)	--		(67,432,000)
Distribution to minority interest		(3,456,000)	b	(3,456,000)
Net cash provided by (used in) financing activities	(6,318,000)	(3,456,000)		(9,774,000)

Net increase in cash and cash equivalents	4,643,000	1,188,000		5,831,000
Cash and cash equivalents at the beginning of the period	6,476,000	2,466,000	b	8,942,000
Cash and cash equivalents at the end of the period	$11,119,000	$3,654,000		$14,773,000

Supplemental disclosures:
Income taxes paid during the year	$5,076,000	$--		$5,076,000
Interest paid during the year	$1,531,000	$--		$1,531,000

PRIMEENERGY CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

_________________

Explanatory Notes to Restated Consolidated Statements of Operations, Balance Sheets and Statements of Cash Flows

a)
The correction of the recorded gain on sale of assets to a partnership in which the Company acquired a twenty percent non-controlling interest in the year ended December 31, 2005 resulted in a decrease of $3.7 million in gain on sale and a decrease in depletion and depreciation of $72,000 for the year ended December 31, 2005, and a corresponding decrease in proved oil and gas properties and accumulated depletion and depreciation as of December 31, 2005. This change in the basis of oil and gas properties resulted in a reduction of depletion and depreciation expense of  $638,000 and $515,000 in 2006 and 2007 respectively and corresponding reductions in accumulated depletion and depreciation. The change in gain and depletion and depreciation expense resulted in the noted change in deferred taxes for each period.

b)
The restatement of these items, net of amounts described in note a, results from the change from the proportionate consolidation method to the full consolidation method of accounting for the limited partnerships and trusts that we control.

3.	Significant Acquisitions and Dispositions

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

To record this transaction, the Company applied the guidance of EITF 86-29, Non monetary transactions: Magnitude of Boot and the Exceptions to the Use of Fair Value.  In this transaction, the boot was significant (in excess of 25% of the fair value of the exchange), therefore, the transaction was treated as a monetary transaction with the assets recorded at fair value. The Company recorded proceeds of $61.2 million consisting of cash of $43.2 million and the fair market value of the General Partner interest of $18.0 million.  The fair market value of the General Partner interest was determined by calculating 20% of the total agreed value of all properties acquired by the Partners. The related properties had a book value of $42.5 million resulting in a total gain of $18.7 million, however in accordance with EITF 01-2, since the Company acquired a 20% interest in Partners the Company recognized a gain of $15 million, representing 80% of the total gain.   The Company uses the proportionate consolidation method of accounting for its interest in Partners under the Guidance of EITF 00-1 as related to the extractive industries since the Company does not control Partners.

PRIMEENERGY CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

_________________

In July 2005, the Company completed the sale of certain leasehold and exploration rights in prospects generated in the Company’s onshore Texas 2-d Seismic Exploration Program in exchange for a cash payment of $3.5 million.

4.	Additional Balance Sheet Information (restated)

Accounts receivable at December 31, 2007 and 2006, consisted of the following:

	December 31,
	2007	2006

Joint interest billing	$3,192,000	$13,054,000
Trade receivables	2,352,000	2,367,000
Oil and gas sales	14,785,000	9,458,000
Income tax receivable	795,000	3,023,000
Other	415,000	5,912,000
	21,539,000	33,814,000
Less: allowance for doubtful accounts	(228,000)	(150,000)
Total	$21,311,000	$33,664,000

Accounts Payable at December 31, 2007 and 2006, consisted of the following:

	December 31,
	2007	2006

Trade	$12,364,000	$34,324,000
Royalty and other owners	11,209,000	6,232,000
Other	3,207,000	2,071,000
Total	$26,780,000	$42,627,000

Accrued Liabilities at December 31, 2007 and 2006, consisted of the following:

	December 31,
	2007	2006

Compensation and related expenses	$1,687,000	$1,584,000
Property costs	4,551,000	16,256,000
Income tax	--	270,000
Other	3,794,000	3,988,000
	$10,032,000	$22,098,000

5.	Property and Equipment

Total interest costs incurred during 2007 was $12,984,000. Of this amount, the Company capitalized $1,922,000. Capitalized interest is included as part of the cost of oil and gas properties. The capitalized rates are based upon the Company’s weighted-average cost of borrowings used to finance the expenditures.

PRIMEENERGY CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

_________________

6.	Long-Term Bank Debt - Debt

The Company currently has credit facilities totaling $360 million, consisting of a $200 million credit facility through Guaranty Bank (the offshore facility) and a $160 million credit facility through a syndicate of banks led by Guaranty Bank (the onshore facility).  The credit facilities mature in 2008 and 2009. Availability under the credit facilities is based on the loan value assigned to Prime's oil and gas properties.  At December 31, 2007, the borrowing bases and outstanding balances were $89 million under the onshore credit facility at a weighted average interest rate of  7.78%, and  $66  million under the offshore credit facility at a weighted average interest rate of 9.79%. Currently, the borrowing base and outstanding balance  under the onshore credit facility is $96 million and $80.6 million, respectively, and the borrowing base and outstanding balance under the offshore credit facility is $57.4 million.

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

Operating Leases
2008	$605,000
2009	350,000
2010	71,000
2011	5,000
Thereafter	--
Total minimum payments	$1,031,000

PRIMEENERGY CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

_________________

Asset Retirement Obligation:

A reconciliation of our liability for plugging and abandonment costs for the years ended December 31, 2007 and 2006 is as follows:

	2007 Restated	2006 Restated

Asset retirement obligation - beginning of period	$7,047,000	$3,160,000
Liabilities incurred	468,000	3,033,000
Liabilities settled	(367,000)	(348,000)
Accretion expense	461,000	149,000
Revisions in estimated liabilities	9,752,000	1,053,000
Asset retirement obligation - end of period	$17,361,000	$7,047,000

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

The Company is subject to environmental laws and regulations. Management believes that future expenses, before recoveries from third parties, if any, will not have a material effect on the Company’s financial condition. This opinion is based on expenses incurred to date for remediation and compliance with laws and regulations, which have not been material to the Company’s results of operations.

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

PRIMEENERGY CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

_________________

10.	Income Taxes (restated)

The components of the provision for income taxes for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005

Federal:
Current	$567,000	$(1,814,000)	$8,011,000
Deferred	2,662,000	11,638,000	4,106,000
State:
Current	660,000	467,000	803,000
Deferred	(57,000)	149,000	756,000
Total	$3,832,000	$10,440,000	$13,676,000

The components of net deferred tax assets and liabilities are as follows:

	December 31, 2007	December 31, 2006

Current assets:
Compensation allowance	$443,000	$252,000
Allowance for doubtful accounts	56,000	56,000
Unrealized loss on hedging transactions	1,083,000	-
Total current deferred income tax assets	$1,582,000	$308,000

Current liabilities:
Unrealized gain on hedging transactions	$--	$2,270,000
Net current deferred tax liability (asset)	$(1,582,000)	$1,962,000

Noncurrent assets:
Alternative minimum tax credits	$7,478,000	$7,328,000
Net operating loss carryfowards	2,526,000	903,000
Percentage depletion carryfowards	1,099,000	351,000
Unrealized gain on hedging transactions	953,000	--
Total noncurrent assets	$12,056,000	$8,582,000

Noncurrent liabilities:
Basis differences relating to partnerships	$1,381,000	$1,213,000
Depletion and depreciation	36,697,000	31,547,000
Unrealized gain on hedging transactions	--	96,000
Total noncurrent liabilities	$38,078,000	$32,856,000
Net noncurrent deferred income tax liabilities	$26,022,000	$24,274,000

PRIMEENERGY CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

_________________

The total provision for income taxes for the years ended December 31, 2007, 2006 and 2005 varies from the federal statutory tax rate as a result of the following:

	December 31, 2007	December 31, 2006	December 31, 2005

Expected tax expense	$4,006,000	$9,923,000	$12,690,000
State income tax, net of federal benefit	398,000	411,000	1,029,000
Percentage depletion	(697,000)	(352,000)	(429,000)
Executive Compensation	125,000	542,000	467,000
Other, Net	--	(84,000)	(81,000)
Tax expense	$3,832,000	$10,440,000	$13,676,000

Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. Differences relating to oil and gas properties owned through Prime Offshore are reflected under "Depletion and Depreciation", while basis differences relating to the managed partnerships are reflected under "Basis differences relating to managed partnerships".

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

The Company is entitled to percentage depletion on certain of its wells, which is calculated without reference to the basis of the property. To the extent that such depletion exceeds a property’s basis, it creates a permanent difference, which lowers the Company’s effective rate.

11.	Segment Information and Major Customers (restated)

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

Oil Purchasers:		Gas Purchasers:
Texon Distributing L.P.	30%	Unimark LLC	12%
Plains All American Inc.	54%	Cokinos Energy Corporation	57%

Although there are no long-term oil and gas purchasing agreements with these purchasers, the Company believes that they will continue to purchase its oil and gas products and, if not, could be replaced by other purchasers.

PRIMEENERGY CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

_________________

12.	Derivative Instruments and Hedging Activity:

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

13.	Related Party Transactions (restated)

The Company, as managing general partner or managing trustee, makes an annual offer to repurchase the interests of the partners and trust unit holders in certain of the Partnerships or Trusts. The Company purchased such interests in an amount totaling $371,000 during 2007 and $526,000 during 2006.

Treasury stock purchases in 2007 and 2006 included shares acquired from related parties. Purchases from related parties included a total of 31,700 shares purchased for a total consideration of $1,743,500 in 2007 and 40,759 shares purchased for a total consideration of $2,623,564 in 2006.

Receivables from related parties consist of reimbursable general and administrative costs, lease operating expenses and reimbursement for property development and related costs.  These receivables are due from joint venture partners, which may include members of the Company’s Board of Directors.

Payables owed to related parties primarily represents receipts collected by the Company as agent, for the joint venture partners, which may included members of the Company’s Board of Directors,  for oil and gas sales net of expenses.

14.	Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents includes $3,633,000 and $2,528,000 at December 31, 2007 and 2006, respectively, of cash primarily pertaining to oil and gas revenue payments. There were corresponding accounts payable recorded at December 31, 2007 and 2006 for these liabilities.

15.	Salary Deferral Plan

The Company maintains a salary deferral plan (the “Plan”) in accordance with Internal Revenue Code Section 401(k), as amended. The Plan provides for discretionary and matching contributions, which approximated $437,000 and $366,000 in 2007 and 2006, respectively.

PRIMEENERGY CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

_________________

16.	Earnings per Share (restated)

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:

	Year ended December 31, 2007
	Net Income	Number of Shares	Per share Amount

Net income per common share	$7,920,000	3,174,032	$2.50
Effect of dilutive securities:
Options	--	752,868
Diluted net income per common share	$7,920,000	3,926,900	$2.02

	Year ended December 31, 2006
	Net Income	Number of Shares	Per share Amount

Net income per common share	$18,708,000	3,314,003	$5.65
Effect of dilutive securities:
Options	--	755,682
Diluted net income per common share	$18,708,000	4,069,685	$4.60

	Year ended December 31, 2005
	Net Income	Number of Shares	Per share Amount

Net income per common share	$23,604,000	3,397,820	$6.95
Effect of dilutive securities:
Options		742,589
Diluted net income per common share	$23,604,000	4,140,409	$5.70

17.	Selected Quarterly Financial Information (Restated and Unaudited)

2007	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Revenue	$42,856,000	$44,278,000	$38,519,000	$30,493,000
Operating income	5,556,000	5,654,000	8,067,000	7,413,000
Net income	955,000	854,000	2,794,000	3,317,000
Net income per common share	$0.32	$0.27	$0.88	$1.03
Diluted net income per common share	$0.25	$0.22	$0.71	$0.84

2006	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Revenue	$22,768,000	$27,543,000	$26,023,000	$25,489,000
Operating income	5,665,000	13,119,000	8,717,000	8,403,000
Net income	2,494,000	6,712,000	5,421,000	4,081,000
Net income per common share	$0.71	$2.06	$1.65	$1.23
Diluted net income per common share	$0.59	$1.67	$1.34	$1.00

PRIMEENERGY CORPORATION and SUBSIDIARIES

SUPPLEMENTARY INFORMATION
_________________

PRIMEENERGY CORPORATION and SUBSIDIARIES

CAPITALIZED COSTS RELATING to OIL and GAS PRODUCING ACTIVITIES

December 31, 2007, 2006 and 2005
_________________

(Unaudited)

	2007	2006	2005

Developed oil and gas properties	$378,908,000	$293,837,000	$134,812,000
Undeveloped oil and gas properties	4,458,000	5,047,000	6,166,000
	383,366,000	298,884,000	140,978,000
Accumulated depreciation, depletion and valuation allowance	145,514,000	83,563,000	71,424,000
Net capitalized costs	$237,852,000	$215,321,000	$69,554,000

COSTS INCURRED in OIL and GAS PROPERTY ACQUISITION,

EXPLORATION and DEVELOPMENT ACTIVITIES

Years ended December 31, 2007, 2006 and 2005
_________________

(Unaudited)

	2007	2006	2005

Acquisition of Properties Developed	$371,000	$1,408,000	$1,569,000
Undeveloped	$184,000	$5,047,000	$6,166,000
Exploration Costs	$633,000	$17,429,000	$664,000
Development Costs	$86,574,000	$136,968,000	$45,622,000

See accompanying notes to supplementary information.

PRIMEENERGY CORPORATION and SUBSIDIARIES

STANDARDIZED MEASURE of DISCOUNTED FUTURE
NET CASH FLOWS RELATING to PROVED OIL and GAS RESERVES

Years Ended December 31, 2007, 2006 and 2005
_________________

(Unaudited)

	2007	2006	2005

Future cash inflows	$996,419,000	$747,812,000	$776,004,000
Future production and development costs	(487,001,000)	(324,750,000)	(328,619,000)
Future income tax expenses	(127,961,000)	(103,889,000)	(139,363,000)
Future net cash flows	381,457,000	319,163,000	308,022,000
10% annual discount for estimated timing of cash flow	(155,997,000)	(102,975,000)	(134,533,000)
Standardized measure of discounted future net cash flows	$225,460,000	$216,188,000	$173,489,000

See accompanying notes to supplementary information.

PRIMEENERGY CORPORATION and SUBSIDIARIES

STANDARDIZED MEASURE of DISCOUNTED FUTURE
NET CASH FLOWS and CHANGES THEREIN
RELATING to PROVED OIL and GAS RESERVES

Years Ended December 31, 2007, 2006 and 2005
_________________

(Unaudited)

The following are the principal sources of change in the standardized measure of discounted future net cash flows during 2007, 2006 and 2005:

For Year Ended December 31,	2007	2006	2005

Sales of oil and gas produced, net of production costs	$(83,990,000)	$(43,941,000)	$(37,527,000)
Net changes in prices and production costs	93,088,000	(58,710,000)	70,033,000
Extensions, discoveries and improved recovery	10,554,000	147,292,000	64,175,000
Revisions of previous quantity estimates	(16,462,000)	(2,717,000)	33,492,000
Reserves purchased, net of development costs	(23,000)	(386,000)	(95,000)
Net change in development costs	(27,304,000)	1,870,000	7,914,000
Reserves sold	--	--	(64,246,000)
Accretion of discount	32,564,000	12,284,000	8,020,000
Net change in income taxes	(1,979,000)	(7,862,000)	(28,441,000)
Changes in production rates (timing) and other	973,000	(5,131,000)	8,101,000
Net change	7,421,000	42,699,000	61,426,000
Standardized measure of discounted future net cash flow:
Beginning of year	216,188,000	173,489,000	112,063,000
End of year	$223,609,000	$216,188,000	$173,489,000

See accompanying notes to supplementary information.

PRIMEENERGY CORPORATION and SUBSIDIARIES

RESERVE QUANTITY INFORMATION

Years Ended December 31, 2007, 2006 and 2005
_________________

(Unaudited)

	2007		2006		2005
	Oil (bbls.)	Gas (Mcf)	Oil (bbls.)	Gas (Mcf)	Oil (bbls.)	Gas (Mcf)
Proved developed and undeveloped reserves:
Beginning of year	5,205,000	77,912,000	4,711,000	55,340,000	2,981,000	56,607,000
Extensions, discoveries and improved recovery	941,000	2,343,000	812,000	31,394,000	807,000	11,087,000
Revisions of previous estimates	1,007,000	(7,531,000)	138,000	(2,410,000)	456,000	5,989,000
Purchases	--	--	--	--	--	--
Reserves sold	--	--	--	--	(89,000)	(12,701,000)
Production	(561,000)	(11,132,000)	(456,000)	(6,411,000)	(443,000)	(5,641,000)
End of year	6,592,000	61,412,000	5,205,000	77,913,000	4,712,000	55,341,000
Proved developed reserves	5,640,000	58,814,000	4,986,000	75,434,000	4,529,000	54,373,000

See accompanying notes to supplementary information.

PRIMEENERGY CORPORATION and SUBSIDIARIES

RESULTS of OPERATIONS from OIL and GAS PRODUCING ACTIVITIES

Years Ended December 31, 2007, 2006 and 2005
_________________

(Unaudited)

	2007	2006	2005

Revenue:
Oil and gas sales	$122,361,000	$71,650,000	$65,320,000
Costs and expenses:
Lease operating expense	34,841,000	25,337,000	23,241,000
Exploration costs	633,000	1,162,000	664,000
Depreciation and
Depletion	59,792,000	12,704,000	10,635,000
Income tax expense	7,569,000	9,422,000	8,281,000
	102,835,000	48,625,000	42,821,000
Results of operations from producing activities (excluding corporate overhead and interest costs)	$19,526,000	$23,025,000	$22,499,000

See accompanying notes to supplementary information.

PRIMEENERGY CORPORATION and SUBSIDIARIES

NOTES to SUPPLEMENTARY INFORMATION
_________________

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

5.	Changes in Reserves

The 2007 extensions and discoveries reflect the successful drilling activity related to our West Texas properties. The downward revisions during 2007 are related to our offshore properties.

The 2006 extensions and discoveries included 31.4 BCF of natural gas primarily related to additions from the Company’s offshore drilling activities and 812,000 barrels of oil primarily related to the Company’s drilling activity in West Texas.  The Company spent $17 million and $137 million on exploration and development activities, respectively, during 2006.

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