Form 10-Q/A
period 2008-03-31
PRIMEENERGY CORP
filed 2009-03-25
CIK 56868

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q/A

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

PrimeEnergy Corporation
Index to Form 10-Q
March 31, 2008

Index

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Form 10-Q/A”) amends the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed by PrimeEnergy Corporation (the “Company”), originally filed with the Securities and Exchange Commission on May 15, 2008. The Form 10-Q/A includes amended and restated consolidated financial statements and related financial information for the year ended December 31, 2007 and the quarters ended March 31, 2008 and 2007. This information is disclosed in Note 2 to the consolidated financial statements.

The restatement provides detail of the change in accounting method from proportionate consolidation of partnerships that the Company controls to the full consolidation method and the change in the basis of a partnership in which the Company acquired a twenty percent non-controlling interest in 2005.

The following items are included in this amendment:

PART I -	ITEM 1. Financial Statements
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

All other information contained in the original Form 10-Q remains unchanged. However, the entire report with all Items is included in this Form 10-Q/A-1 for the convenience of the reader. This Amendment No.1 on Form 10-Q/A does not reflect events occurring after the filing of our Report on Form 10-Q on May 15, 2008 or include, or otherwise modify or update, the disclosure contained therein in any way except as expressly indicated above.

Index

PrimeEnergy Corporation
Consolidated Balance Sheets
March 31, 2008 and December 31, 2007

	March 31, 2008 (Unaudited and Restated)	December 31 2007 (Audited and Restated)
ASSETS
Current assets:
Cash and cash equivalents	$22,424,000	$25,373,000
Restricted cash and cash equivalents	3,678,000	3,633,000
Accounts receivable (net)	21,755,000	21,311,000
Due from related parties	131,000	32,000
Prepaid expenses	956,000	1,391,000
Derivative contracts	--	1,332,000
Inventory at cost	3,682,000	3,705,000
Deferred income tax	5,048,000	1,582,000
Total current assets	57,674,000	58,359,000

Property and equipment, at cost
Oil and gas properties (successful efforts method), net	227,902,000	237,852,000
Field service equipment and other, net	9,327,000	8,209,000
Net property and equipment	237,229,000	246,061,000

Other assets	519,000	1,245,000

Total assets	$295,422,000	$305,665,000

See accompanying notes to the consolidated financial statements.

Index

PrimeEnergy Corporation
Consolidated Balance Sheets
March 31, 2008 and December 31, 2007

	March 31, 2008 (Unaudited and Restated)	December 31, 2007 (Audited and Restated)
LIABILITIES and STOCKHOLDERS' EQUITY
Current liabilities:
Current bank debt	$26,350,000	$34,950,000
Accounts payable	24,828,000	26,780,000
Current portion of asset retirement and other long term obligation	527,000	1,065,000
Derivative liability short term	12,635,000	4,340,000
Accrued liabilities	10,418,000	10,032,000
Due to related parties	446,000	520,000
Total current liabilities	75,204,000	77,687,000

Long-term bank debt	119,300,000	120,050,000
Asset retirement obligation	17,132,000	16,936,000
Derivative liability long term	7,358,000	3,369,000
Deferred income taxes	23,834,000	26,022,000
Total liabilities	242,828,000	244,064,000
Minority interest	13,962,000	12,929,000
Stockholders' equity:
Preferred stock, $.10 par value, authorized 5,000,000 shares, none issued	--	--
Common stock, $.10 par value, authorized 10,000,000 shares; issued 7,694,970 in 2008 and 2007	769,000	769,000
Paid in capital	11,024,000	11,024,000
Retained earnings	75,616,000	72,885,000
Accumulated other comprehensive income(loss), net	(12,795,000)	(3,618,000)
	74,614,000	81,060,000
Treasury stock, at cost, 4,630,251 common shares at 2008 and 4,558,544 common shares at 2007	(35,982,000)	(32,388,000)
Total stockholders' equity	38,632,000	48,672,000
Total liabilities and stockholders, equity	$295,422,000	$305,665,000

See accompanying notes to the consolidated financial statements.

Index

PrimeEnergy Corporation
Consolidated Statements of Operations
Three Months Ended March 31, 2008 and 2007
(Unaudited)

	2008 Restated	2007 Restated
Revenue:
Oil and gas sales	$34,101,000	$22,266,000
Field service income	6,255,000	5,896,000
Administrative overhead fees	2,199,000	2,330,000
Other income	202,000	1,000
Total revenue	42,757,000	30,493,000
Costs and expenses:
Lease operating expense	9,706,000	7,539,000
Field service expense	4,779,000	4,551,000
Depreciation, depletion and amortization	16,920,000	7,694,000
General and administrative expense	3,225,000	3,198,000
Exploration costs	57,000	361,000
Total costs and expenses	34,687,000	23,343,000
Add gain/(loss) on sale and exchange of assets	(15,000)	263,000
Income from operations	8,055,000	7,413,000

Other income and expenses:
Less: Interest expense	2,447,000	1,683,000
Add interest income	157,000	227,000
Less: Minority interest	1,646,000	775,000

Income before provision for income taxes	4,119,000	5,182,000
Provision for income taxes	1,388,000	1,865,000
Net income	$2,731,000	$3,317,000

Basic income per common share	$0.88	$1.03

Diluted income per common share	$0.71	$0.84

See accompanying notes to the consolidated financial statements.

Index

PrimeEnergy Corporation
Consolidated Statement of Stockholders' Equity
Three Months Ended March 31, 2008 (Restated)
(Unaudited)

Balance at December 31, 2007	7,694,970	$769,000	$11,024,000	$72,885,000	$(3,618,000)	$(32,388,000)	$48,672,000
Purchased 71,707 shares of common Stock						(3,594,000)	(3,594,000)
Net income				2,731,000			2,731,000
Other comprehensive Income (Loss), net of taxes					(9,177,000)		(9,177,000)
Balance at March 31, 2008	7,694,970	$769,000	$11,024,000	$75,616,000	$(12,795,000)	$(35,982,000)	$38,632,000

See accompanying notes to the consolidated financial statements.

Index

PrimeEnergy Corporation
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2008 and 2007
(Unaudited)

	2008 Restated	2007 Restated
Cash flows from operating activities:
Net income	$2,731,000	$3,317,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion on discounted liabilities	16,920,000	7,694,000
Dry hole and abandonment expense	--	305,000
Gain on sale of properties	15,000	(263,000)
Provision for deferred taxes	(493,000)	1,694,000
Minority interest in earnings of partnerships	1,646,000	775,000
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	16,000	3,044,000
(Increase) decrease in due from related parties	814,000	381,000
(Increase) decrease in inventories	(8,000)	(3,000)
(Increase) decrease in prepaid expenses and other assets	(14,000)	12,000
Increase (decrease) in accounts payable	601,000	(5,480,000)
Increase (decrease) in accrued liabilities	2,882,000	1,754,000
Increase (decrease) in due to related parties	(594,000)	82,000
Net cash provided by operating activities:	24,516,000	13,312,000
Cash flows from investing activities:
Capital expenditures, including exploration expense	(13,853,000)	(41,913,000)
Proceeds from sale of property and equipment	(15,000)	263,000
Net cash (used in) investing activities	(13,868,000)	(41,650,000)
Cash flows from financing activities:
Purchase of treasury stock	(3,594,000)	(1,223,000)
Proceeds from long-term bank debt	29,075,000	40,160,000
Repayment of long-term bank debt	(38,510,000)	(20,220,000)
Distribution to minority interest	(568,000)	(738,000)
Net cash provided by (used in) financing activities	(13,597,000)	17,979,000
Net increase (decrease) in cash and cash equivalents	(2,949,000)	(10,359,000)

Cash and cash equivalents at the beginning of the period	25,373,000	29,056,000
Cash and cash equivalents at the end of the period	$22,424,000	$18,697,000

See accompanying notes to the consolidated financial statements.

Index

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

Index

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

Index

PrimeEnergy Corporation
Notes to Consolidated Financial Statements
March 31, 2008

(2) Financial Restatement:
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

The restatements also reflect the correction of gain recognition in 2005 related to the sale of assets to a partnership in which the company acquired a twenty percent non-controlling interest.  The Company recorded 100% of the gain however under the guidance of EITF 01-2 the Company, since it acquired a 20% interest in the partnership, should have recorded 80% of the gain.  This correction in 2005 resulted in a reduction of the Company’s basis related to the partnership interest and a decrease in the current year depreciation and depletion of that asset.

The effects of the restatement on reported amounts for the periods ended March 31, 2008, December 31, 2007, and March 31, 2007 are presented below in the following tables:

RESTATED CONSOLIDATED BALANCE SHEETS

	As Reported March 2008	Cumulative Effective of Prior Year Adjustments	Current Year Adjustments	Notes	As Restated March 2008

ASSETS:

Current assets:
Cash and cash equivalents	$17,136,000	$4,060,000	$1,228,000	b	$22,424,000
Restricted cash and cash equivalents	3,678,000	--	--		3,678,000
Accounts receivable, net	21,579,000	963,000	(787,000)	b	21,755,000
Due from related parties	25,000	(180,000)	286,000	b	131,000
Prepaid expenses	956,000	--	--		956,000
Inventory at cost	3,690,000	(6,000)	(2,000)	b	3,682,000
Deferred income tax	5,048,000	--	--		5,048,000
Total current assets	52,112,000	4,837,000	725,000		57,674,000

Property and equipment, at cost:
Oil and gas properties (successful efforts method), net	223,086,000	4,681,000	135,000	a,b	227,902,000
Field service equipment	9,327,000	--	--		9,327,000
Total net property and equipment	232,413,000	4,681,000	135,000		237,229,000

Other assets	454,000	65,000	--	b	519,000

Total assets	$284,979,000	$9,583,000	$860,000		$295,422,000

Index

PrimeEnergy Corporation
Notes to Consolidated Financial Statements
March 31, 2008

RESTATED CONSOLIDATED BALANCE SHEETS

	As Reported March 2008	Cumulative Effective of Prior Year Adjustment	Current Year Adjustment	Notes	As Restated March 2008
LIABILITIES and STOCKHOLDERS’ EQUITY:

Current liabilities:
Current bank debt	$26,350,000	$--	$--		$26,350,000
Accounts payable	25,698,000	54,000	(924,000)	b	24,828,000
Current portion of asset retirement and other long-term obligations	527,000	--	--		527,000
Derivative liability short term	12,635,000	--	--		12,635,000
Accrued liabilities	10,294,000	79,000	45,000	b	10,418,000
Due to related parties	968,000	(1,043,000)	521,000	b	446,000
Total current liabilities	76,472,000	(910,000)	(358,000)		75,205,000

Long-term bank debt	119,300,000	--	--		119,300,000
Asset retirement obligations	15,721,000	1,398,000	13,000	b	17,132,000
Derivative liability long term	7,358,000	--	--		7,358,000
Deferred income taxes	24,680,000	(908,000)	62,000	a	23,834,000
Total liabilities	243,531,000	(420,000)	(283,000)		242,829,000

Minority interest	1,313,000	11,616,000	1,033,000	b	13,962,000

Stockholders’ equity:
Preferred stock, $.10 par value, authorized 5,000,000 shares; none issued
Common stock, $.10 par value, authorized 10,000,000 shares; issued 7,694,970 in 2008 and 2007	769,000	--	--		769,000
Paid in capital	11,024,000	--	--		11,024,000
Retained earnings	77,119,000	(1,613,000)	110,000	a	75,616,000
Accumulated other comprehensive income (loss), net	(12,795,000)	--	--		(12,795,000)
	76,117,000	(1,613,000)	110,000		74,614,000
Treasury stock, at cost 4,630,251 common shares in 2008 and 4,558,544 in 2007	(35,982,000)	--	--		(35,982,000)
Total stockholders’ equity	40,135,000	(1,613,000)	110,000		38,632,000

Total liabilities and stockholders’ equity	$284,979,000	$9,583,000	$860,000		$295,422,000

Index

PrimeEnergy Corporation
Notes to Consolidated Financial Statements
March 31, 2008

RESTATED CONSOLIDATED STATEMENT of STOCKHOLDERS’ EQUITY

As Reported:

	Common Stock
	Shares	Amount	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income/Loss	Treasury Stock	Total

Balance at December 31, 2007	7,694,970	$769,000	$11,024,000	$74,498,000	$(3,618,000)	$(32,388,000)	$50,285,000
Purchased 71,707 shares of common Stock						(3,594,000)	(3,594,000)
Net income				2,621,000			2,621,000
Other comprehensive Income, net of taxes					(9,177,000)		(9,177,000)
Balance at March 31, 2008	7,694,970	$769,000	$11,024,000	$77,119,000	$(12,795,000)	$(35,982,000)	$40,135,000

As Restated:

	Common Stock
	Shares	Amount	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income/Loss	Treasury Stock	Total

Balance at December 31, 2007	7,694,970	$769,000	$11,024,000	$72,885,000	$(3,618,000)	$(32,388,000)	$48,672,000
Purchased 71,707 shares of common Stock						(3,594,000)	(3,594,000)
Net income				2,731,000			2,731,000
Other comprehensive Income, net of taxes					(9,177,000)		(9,177,000)
Balance at March 31, 2008	7,694,970	$769,000	$11,024,000	$75,616,000	$(12,795,000)	$(35,982,000)	$38,632,000

Index

PrimeEnergy Corporation
Notes to Consolidated Financial Statements
March 31, 2008

CONSOLIDATED STATEMENTS OF OPERATIONS

	As Reported March 2008	Current year adjustments	Notes	As Restated March 2008

Revenue:
Oil and gas sales	$31,152,000	$2,949,000	b	$34,101,000
Field service income	6,244,000	11,000	b	6,255,000
Administrative overhead fees	2,199,000	--		2,199,000
Other income	202,000	--		202,000
	39,797,000	2,960,000		42,757,000
Costs and expenses:
Lease operating expense	8,593,000	1,113,000	b	9,706,000
Field service expense	4,762,000	17,000	b	4,779,000
Depreciation, depletion and amortization	16,966,000	(46,000)	a,b	16,920,000
General and administrative expense	3,128,000	97,000	b	3,225,000
Exploration costs	57,000	--		57,000
	33,506,000	1,181,000		34,687,000

Add gain on sale and exchange of assets	(15,000)	--		(15,000)
Income from operations	6,276,000	1,779,000		8,055,000

Other income and expense:
Less: Interest expense	2,447,000	--		2,447,000
Add interest income	119,000	38,000	b	157,000
Less: Minority interest	--	1,646,000	b	1,646,000

Income before provision for income taxes	3,948,000	171,000		4,119,000
Provision for income taxes	1,327,000	61,000	a	1,388,000

Net income	$2,621,000	$110,000		$2,731,000

Basic net income per common share	$0.85	$0.03		$0.88
Diluted net income per common share	$0.68	$0.03		$0.71

Index

PrimeEnergy Corporation
Notes to Consolidated Financial Statements
March 31, 2008

CONSOLIDATED STATEMENTS of CASH FLOWS

	As Reported March 2008	Current Year Adjustments	Notes	As Restated March 2008

Cash flows from operating activities:
Net income	$2,621,000	$110,000	a	$2,731,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion on discounted liabilities	16,966,000	(46,000)	a,b	16,920,000
Gain on sale of properties	15,000	--		15,000
Provision for deferred income taxes	(554,000)	61,000	a	(493,000)
Minority interest in earnings of partnerships	--	1,646,000	b	1,646,000
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(1,231,000)	1,247,000	b	16,000
(Increase) decrease in due from related parties	187,000	627,000	b	814,000
(Increase) decrease in inventories	--	(8,000)	b	(8,000)
(Increase) decrease in prepaid expenses and other assets	(79,000)	65,000	b	(14,000)
Increase (decrease) in accounts payable	802,000	(201,000)	b	601,000
Increase (decrease) in accrued liabilities	3,006,000	(124,000)	b	2,882,000
Increase (decrease) in due to related parties	(594,000)	--		(594,000)
Net cash provided by operating activities	21,139,000	3,377,000		24,516,000

Cash flows from investing activities
Capital expenditures, including exploration expense	(12,272,000)	(1,581,000)	b	(13,853,000)
Proceeds from sale of properties and equipment	(15,000)	--		(15,000)
Net cash used in investing activities	(12,287,000)	(1,581,000)		(13,868,000)

Cash flows from financing activities
Purchase of stock for treasury	(3,594,000)	--		(3,594,000)
Increase in long-term bank debt and other long-term obligations	29,075,000	--		29,075,000
Repayment of long-term bank debt and other long-term obligations	(38,510,000)	--		(38,510,000)
Distribution to minority interest	--	(568,000)	b	(568,000)
Net cash provided by (used in) financing activities	(13,029,000)	(568,000)		(13,597,000)

Net increase(decrease) in cash and cash equivalents	(4,177,000)	1,228,000		(2,949,000)
Cash and cash equivalents at the beginning of the period	21,313,000	4,060,000	b	25,373,000
Cash and cash equivalents at the end of the period	$17,136,000	$5,288,000		$22,424,000

Index

PrimeEnergy Corporation
Notes to Consolidated Financial Statements
March 31, 2008

RESTATED CONSOLIDATED BALANCE SHEETS

	As Reported December 2007	Cumulative effect of Adjustments	Current Year Adjustments	Notes	As Restated December 2007

ASSETS:

Current assets:
Cash and cash equivalents	$21,313,000	$4,403,000	$(343,000)	b	$25,373,000
Restricted cash and cash equivalents	3,633,000	--	--		3,633,000
Accounts receivable, net	20,348,000	694,000	269,000	b	21,311,000
Due from related parties	212,000	(226,000)	46,000	b	32,000
Prepaid expenses	1,391,000	--	--		1,391,000
Derivative contracts	1,332,000	--	--		1,332,000
Inventory at cost	3,711,000	(3,000)	(3,000)	b	3,705,000
Deferred income tax	1,582,000	--	--		1,582,000
Total current assets	53,522,000	4,868,000	(31,000)		58,359,000

Property and equipment, at cost:
Oil and gas properties (successful efforts method), net	233,171,000	3,581,000	1,100,000	a,b	237,852,000
Field service equipment	8,209,000	--	--		8,209,000
Total net property and equipment	241,380,000	3,581,000	1,100,000		246,061,000

Other assets	1,180,000	67,000	(2,000)	b	1,245,000

Total assets	$296,082,000	$8,516,000	$1,067,000		$305,665,000

Index

PrimeEnergy Corporation
Notes to Consolidated Financial Statements
March 31, 2008

RESTATED CONSOLIDATED BALANCE SHEETS

	As Reported December 2007	Cumulative Effective of Prior Year Adjustment	Current Year Adjustment	Notes	As Restated December 2007
LIABILITIES and STOCKHOLDERS’ EQUITY:

Current liabilities:
Current bank debt	$34,950,000	$--	$--		$34,950,000
Accounts payable	26,726,000	(31,000)	85,000	b	26,780,000
Current portion of asset retirement and other long-term obligations	1,065,000	31,000	(31,000)	b	1,065,000
Derivative liability short term	4,340,000	--	--		4,340,000
Accrued liabilities	9,953,000	68,000	11,000	b	10,032,000
Due to related parties	1,563,000	(312,000)	(731,000)	b	520,000
Total current liabilities	78,597,000	(244,000)	(666,000)		77,687,000

Long-term bank debt	120,050,000	--	--		120,050,000
Asset retirement obligations	15,538,000	576,000	822,000	b	16,936,000
Derivative liability long term	3,369,000	--	--		3,369,000
Deferred income taxes	26,930,000	(1,093,000)	185,000	a,b	26,022,000
Total liabilities	244,484,000	(761,000)	341,000		244,064,000

Minority interest	1,313,000	11,220,000	396,000	b	12,929,000

Stockholders’ equity:
Preferred stock, $.10 par value, authorized 5,000,000 shares; none issued
Common stock, $.10 par value, authorized 10,000,000 shares; issued 7,694,970 in 2007 and 2006	769,000	--	--		769,000
Paid in capital	11,024,000	--	--		11,024,000
Retained earnings	74,498,000	(1,943,000)	330,000	a	72,885,000
Accumulated other comprehensive income (loss), net	(3,618,000)	-	--		(3,618,000)
	82,673,000	(1,943,000)	330,000		81,060,000
Treasury stock, at cost 4,558,544 common shares in 2007 and 4,478,145 in 2006	(32,388,000)	-	--		(32,388,000)
Total stockholders’ equity	50,285,000	(1,943,000)	330,000		48,672,000

Total liabilities and stockholders’ equity	$296,082,000	$8,516,000	$1,067,000		$305,665,000

Index

PrimeEnergy Corporation
Notes to Consolidated Financial Statements
March 31, 2008

CONSOLIDATED STATEMENTS OF OPERATIONS

	As Reported March 2007	Current year Adjustments	Notes	As Restated March 2007

Revenue:
Oil and gas sales	$20,329,000	$1,937,000	b	$22,266,000
Field service income	5,887,000	9,000	b	5,896,000
Administrative overhead fees	2,330,000	--		2,330,000
Other income	1,000	--		1,000
	28,547,000	1,946,000		30,493,000
Costs and expenses:
Lease operating expense	6,553,000	986,000	b	7,539,000
Field service expense	4,551,000	--		4,551,000
Depreciation, depletion and amortization	7,690,000	4,000	a,b	7,694,000
General and administrative expense	3,110,000	88,000	b	3,198,000
Exploration costs	361,000	--		361,000
	22,265,000	1,078,000		23,343,000

Add gain on sale and exchange of assets	263,000	--		263,000
Income from operations	6,545,000	868,000		7,413,000

Other income and expense:
Less: Interest expense	1,683,000	--		1,683,000
Add interest income	191,000	36,000	b	227,000
Less: Minority interest	--	775,000	b	775,000

Income before provision for income taxes	5,053,000	129,000		5,182,000
Provision for income taxes	1,819,000	46,000	a	1,865,000

Net income	$3,234,000	$83,000		$3,317,000

Basic net income per common share	$1.01	$0.02		$1.03
Diluted net income per common share	$0.82	$0.02		$0.84

Index

PrimeEnergy Corporation
Notes to Consolidated Financial Statements
March 31, 2008

CONSOLIDATED STATEMENTS of CASH FLOWS

	As Reported March 2007	Current Year Adjustments	Notes	As Restated March 2007

Cash flows from operating activities:
Net income	$3,234,000	$83,000	a	$3,317,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion on discounted liabilities	7,690,000	4,000	a,b	7,694,000
Dry hole and abandonment costs	305,000	--		305,000
Gain on sale of properties	(263,000)	--		(263,000)
Provision for deferred income taxes	1,648,000	46,000	a	1,694,000
Minority interest in earnings of partnerships	--	775,000	b	775,000
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	2,190,000	854,000	b	3,044,000
(Increase) decrease in due from related parties	205,000	176,000	b	381,000
(Increase) decrease in inventories	--	(3,000)	b	(3,000)
(Increase) decrease in prepaid expenses and other assets	(55,000)	67,000	b	12,000
Increase (decrease) in accounts payable	(5,233,000)	(247,000)	b	(5,480,000)
Increase (decrease) in accrued liabilities	1,861,000	(107,000)	b	1,754,000
Increase (decrease) in due to related parties	82,000	--		82,000
Net cash provided by operating activities	11,664,000	1,648,000		13,312,000

Cash flows from investing activities
Capital expenditures, including exploration expense	(40,958,000)	(955,000)	b	(41,913,000)
Proceeds from sale of properties and equipment	263,000	--		263,000
Net cash used in investing activities	(40,695,000)	(955,000)		(41,650,000)

Cash flows from financing activities
Purchase of stock for treasury	(1,223,000)	--		(1,223,000)
Increase in long-term bank debt and other long-term obligations	40,160,000	--		40,160,000
Repayment of long-term bank debt and other long-term obligations	(20,220,000)	--		(20,220,000)
Distribution to minority interest	--	(738,000)	b	(738,000)
Net cash provided by (used in) financing activities	18,717,000	(738,000)		17,979,000

Net increase(decrease) in cash and cash equivalents	(10,314,000)	(45,000)		(10,359,000)
Cash and cash equivalents at the beginning of the period	24,653,000	4,403,000	b	29,056,000
Cash and cash equivalents at the end of the period	$14,339,000	$4,358,000		$18,697,000

Index

PrimeEnergy Corporation
Notes to Consolidated Financial Statements
March 31, 2008

Explanatory Notes to Restated Consolidated Statements of Operations, Balance Sheets and Statements of Cash Flows

a)
The correction of the recorded gain on sale of assets to a partnership in which the Company acquired a twenty percent non-controlling interest in the year ended December 31, 2005 resulted in a decrease of $3.7 million in the basis of the acquired interest in 2005. This change in the basis of oil and gas properties resulted in a reduction of depletion and depreciation expense of  $171,000 and $129,000 for the three months ended March 2008 and March 2007 respectively, and corresponding reductions in accumulated depletion and depreciation. The change in depletion and depreciation expense resulted in the noted change in deferred taxes.

b)
The restatement of these items, net of amounts described in note a, results from the change from the proportionate consolidation method to the full consolidation method of accounting for the limited partnerships and trust we control.

(3) Significant Acquisitions, Dispositions and Property Activity
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

Index

PrimeEnergy Corporation
Notes to Consolidated Financial Statements
March 31, 2008

(5) Additional Balance Sheet Information (restated)
Certain balance sheet amounts are comprised of the following:

	March 31, 2008	December 31, 2007
Accounts Receivable:
Joint interest billing	$3,076,000	$3,192,000
Trade receivables	2,706,000	2,352,000
Oil and gas sales	15,474,000	14,785,000
Income tax receivable	763,000	795,000
Other	15,000	415,000
	$22,034,000	$21,539,000
Less, allowance for doubtful accounts	(279,000)	(228,000)
	$21,755,000	$21,311,000
Accounts Payable:
Trade	$9,525,000	$12,364,000
Royalty and other owners	12,371,000	11,209,000
Other	2,932,000	3,207,000
Total	$24,828,000	$26,780,000
Accrued Liabilities:
Compensation and related expenses	$2,829,000	$1,687,000
Property cost	2,428,000	4,551,000
Income tax	1,878,000	--
Other	3,283,000	3,794,000
Total	$10,418,000	$10,032,000

Index

PrimeEnergy Corporation
Notes to Consolidated Financial Statements
March 31, 2008

(6) Property and Equipment (restated):
Property and equipment at March 31, 2008 and December 31, 2007 consisted of the following:

	March 31, 2008	December 31, 2007

Proved oil and gas properties, at cost	$385,046,000	$378,908,000
Unproved oil and gas properties, at cost	4,470,000	4,458,000
Less, accumulated depletion and depreciation	(161,614,000)	(145,514,000)
	$227,902,000	$237,852,000

Field service equipment and other	19,459,000	18,029,000
Less, accumulated depreciation	(10,132,000)	(9,820,000)
	$9,327,000	$8,209,000
Total net property and equipment	$237,229,000	$246,061,000

Total interest costs incurred during 2007 was $12,984,000. Of this amount, the Company capitalized $1,922,000. Capitalized interest is included as part of the cost of oil and gas properties. The capitalized rates are based upon the Company’s weighted-average cost of borrowings used to finance the expenditures. There was no interest capitalized during the first quarter of 2008.

(7) Long-Term Bank Debt:
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

Index

PrimeEnergy Corporation
Notes to Consolidated Financial Statements
March 31, 2008

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

Index

PrimeEnergy Corporation
Notes to Consolidated Financial Statements
March 31, 2008

(8) Other Long-Term Obligations and Commitments:

Operating Leases:

The Company has several non-cancelable operating leases, primarily for rental of office  space, that have a term of more than one year.

Operating Leases
2008	445,000
2009	350,000
2010	71,000
2011	5,000
Thereafter	--
Total minimum payments	$871,000

Asset Retirement Obligation:

A reconciliation of our liability for plugging and abandonment costs for the Three Months Ended March 31, 2008 and the year ended December 31, 2007 is as follows:

	March 31, 2008 Restated	December 31, 2007 Restated
Asset retirement obligation – beginning of period	$17,361,000	$7,047,000
Liabilities incurred	--	468,000
Liabilities settled	(85,000)	(367,000)
Accretion expense	282,000	461,000
Revisions in estimated liabilities	--	9,752,000
Asset retirement obligation – end of period	$17,558,000	$17,361,000

Index

PrimeEnergy Corporation
Notes to Consolidated Financial Statements
March 31, 2008

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

(11) Related Party Transactions:
The Company, as managing general partner or managing trustee, makes an annual offer to repurchase the interest of the partners and trust unit holders in certain of the Partnerships or Trusts.  The Company purchased such interests in an amount totaling $44,000 in the first quarter 2008 and $371,000 during 2007.

Treasury stock purchases in 2008 and 2007 included shares acquired from related parties.  Purchases from related parties included 70,000 shares purchased for a total consideration of $3,500,000 during the first quarter of 2008 and a total of 31,700 shares purchased for a total consideration of $1,743,500 in 2007.

Index

PrimeEnergy Corporation
Notes to Consolidated Financial Statements
March 31, 2008

Receivables from related parties consist of reimbursable general and administrative costs, lease operating expenses and reimbursement for property development and related costs.  These receivables are due from joint venture partners, which may include members of the Company’s Board of Directors.

Payables owed to related parties primarily represents receipts collected by the Company as agent, for the joint venture partners, which may include members of the Company’s Board of Directors, for oil and gas sales net of expenses.

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

Index

PrimeEnergy Corporation
Notes to Consolidated Financial Statements
March 31, 2008

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

Index

PrimeEnergy Corporation
Notes to Consolidated Financial Statements
March 31, 2008

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

The following fair value hierarchy table presents information about the Company’s  liabilities measured at fair value on a recurring basis as of March 31, 2008:

	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2008
Liabilities
Derivative Contracts	--	--	$(19,993,000)	$(19,993,000)

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

Index

PrimeEnergy Corporation
Notes to Consolidated Financial Statements
March 31, 2008

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

Index

PrimeEnergy Corporation
Notes to Consolidated Financial Statements
March 31, 2008

		Crude Oil Price Collar
Contract Period	Volume In Mbbl	Weighted Average Price Floor/Ceiling/Third Tier (per Bbl)	Net Unrealized (Loss)/Gain (In thousands)
Second Quarter 2008	21	65/ $79.25/ $100.00
Second Quarter 2008	51	$60.00/ $81.25
Second Quarter 2008	15	$60.00/ $78.00
Third Quarter 2008	20	$65/ $79.25/ $100.00
Third Quarter 2008	51	$60.00/ $81.25
Third Quarter 2008	15	$60.00/ $78.00
Fourth Quarter 2008	18	$65/ $79.25/ $100.00
Fourth Quarter 2008	51	$60.00/ $81.25
Fourth Quarter 2008	15	$60.00/ $78.00
Full Year 2008	257		$(3,090)
First Quarter 2009	51	$60/ $79.70
First Quarter 2009	6	$60/ $77.75
First Quarter 2009	12	$65/ $86.50
Second Quarter 2009	17	$60/ $79.70
Second Quarter 2009	38	$60/ $77.40
Second Quarter 2009	2	$60/ $77.75
Second Quarter 2009	12	$65/ $86.50
Third Quarter 2009	57	$60/ $77.40
Third Quarter 2009	12	$65/ $86.50
Fourth Quarter 2009	57	$60/ $77.40
Fourth Quarter 2009	12	$65/ $86.50
Full Year 2009	276		$(2,520)
First Quarter 2010	51	$65/ $80.90
First Quarter 2010	9	$65/ $84.14
Second Quarter 2010	51	$65/ $80.90
Second Quarter 2010	9	$65/ $84.14
Third Quarter 2010	51	$65/ $80.90
Third Quarter 2010	9	$65/ $84.14
Fourth Quarter 2010	51	$65/ $80.90
Fourth Quarter 2010	9	$65/ $84.14
Full Year 2010	240		$(1,911)
First Quarter 2011	45	$65/ $84.14
Full Year 2011	45		$(281)

Index

PrimeEnergy Corporation
Notes to Consolidated Financial Statements
March 31, 2008

At March 31, 2008, we had two natural gas price swap contracts covering our 2008 and 2009 production as follows:

	Natural Gas Price Swaps

Contract Period	Volume in Mmcf	Weighted Average Price (per Mcf)	Net Unrealized Gain (In thousands)

Second Quarter 2008	1,005	8.07	(1,198)
Third Quarter 2008	1,005	8.07	(1,397)
Fourth Quarter 2008	1,005	8.07	(1,612)
Full Year 2008	3,015	$8.01	$(4,207)

First Quarter 2009	975	$9.75	$(790)
Full Year 2009	975	$9.75	$(790)

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

(13) Income Per Share:
Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock.  The following reconciles amounts reported in the financial statements:

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
	Net Income	Number of Shares	Per Share Amount	Net Income	Number of Shares	Per Share Amount
Net income per common share	$2,731,000	3,090,276	$0.88	$3,317,000	3,210,526	$1.03
Effect of dilutive securities:
Options		752,651			752,904
Diluted net income per common share	$2,731,000	3,842,927	$0.71	$3,317,000	3,963,430	$0.84

Index

PrimeEnergy Corporation
March 31, 2008

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the financial statements of the Company and notes thereto. The Company's subsidiaries are defined in Note 1 of the financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow provided by operations for the three month period ended March 31, 2008 was $24,516,000. Excluding the effects of significant unforeseen expenses or other income, our cash flow from operations fluctuates primarily because of variations in oil and gas production and prices or changes in working capital accounts. Our oil and gas production will vary based on actual well performance but may be curtailed due to factors beyond our control. Hurricanes in the Gulf of Mexico may shut down our production for the duration of the storm's presence in the Gulf or damage production facilities so that we cannot produce from a particular property for an extended amount of time. In addition, downstream activities on major pipelines in the Gulf of Mexico can also cause us to shut-in production for various lengths of time.

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

Index

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

Index

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

	Three Months Ended March 31, Restated
			Increase /
	2008	2007	(Decrease)

Barrels of Oil Produced	156,000	105,000	51,000
Average Price Received	$78.45	$55.88	$22.57
Oil Revenue	$12,238,000	$5,867,000	$6,371,000
Mcf of Gas Produced	2,382,000	2,022,000	360,000
Average Price Received	$9.18	$8.11	$1.07
Gas Revenue	$21,863,000	$16,399,000	$5,464,000
Total Oil & Gas Revenue	$34,101,000	$22,266,000	$11,835,000

Oil and gas prices received excluding the impact of derivatives were;

	Three Months Ended March 31, Restated
	2008	2007	Increase / (Decrease)

Oil Price	$88.20	$53.84	$34.36
Gas Price	$8.77	$6.52	$2.25

Changes in production are due to production from properties added during 2007 and early 2008 offset by the natural decline of existing properties. The increase in oil production is related to our onshore drilling program while the increase in gas production reflects the continued production from our offshore drilling program.

Lease operating expense for the three months of 2008 increased by $2,167,000 compared to 2007 due to the addition of lease operating expenses of new properties, and overall price increases in oil field services.

Index

PrimeEnergy Corporation
March 31, 2008

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

General and administrative expenses remained flat in the first three months of 2008 as compared to 2007.

Field Service income and expense for the three months of 2008 increased $359,000 and $228,000, respectively, compared to 2007. These increases reflect higher utilization of equipment combined with an upward trend in rates and costs during 2008.

Depreciation, depletion and amortization expense increased to $16,920,000 in 2008 from $7,694,000 in 2007. This increase is primarily related to the offshore facilities placed in service during the first quarter of 2008.

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

Index

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

Item 4. CONTROLS AND PROCEDURES

As of the end of the current reported period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the Commission’s rules and forms, of information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

There were no significant changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

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

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the Three Months Ended March 31, 2008, the Company purchased the following shares of common stock as treasury shares.

2008 Month	Number of Shares	Average Price Paid per share	Maximum Number of Shares that May Yet Be Purchased Under The Plan (1)
January	60,684	$50.06	224,871
February	558	$54.68	224,313
March	10,465	$50.25	213,848
Total/Average	71,707	$50.12

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

Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PrimeEnergy Corporation
(Registrant)

March 25, 2009	/s/ Charles E. Drimal, Jr.
(Date)
Charles E. Drimal, Jr.
President
Principal Executive Officer

March 25, 2009	/s/ Beverly A. Cummings
(Date)
Beverly A. Cummings
Executive Vice President
Principal Financial and Accounting Officer