Form 10-Q/A
period 2008-06-30
PRIMEENERGY CORP
filed 2009-03-25
CIK 56868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

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

PrimeEnergy Corporation
Index to Form 10-Q
June 30, 2008

Index

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Form 10-Q/A”) amends the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed by PrimeEnergy Corporation (the “Company”), originally filed with the Securities and Exchange Commission on August 15, 2008. The Form 10-Q/A includes amended and restated consolidated financial statements and related financial information for the year ended December 31, 2007 and the quarters ended June 30, 2008 and 2007. This information is disclosed in Note 2 to the consolidated financial statements.

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
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

All other information contained in the original Form 10-Q remains unchanged. However, the entire report with all Items is included in this Form 10-Q/A-1 for the convenience of the reader. This Amendment No.1 on Form 10-Q/A does not reflect events occurring after the filing of our Report on Form 10-Q on August 15, 2008 or include, or otherwise modify or update, the disclosure contained therein in any way except as expressly indicated above.

Index

PrimeEnergy Corporation
Consolidated Balance Sheets
June 30, 2008 and December 31, 2007

	June 30, 2008 (Unaudited and Restated)	December 31 2007 (Audited and Restated)
ASSETS
Current assets:
Cash and cash equivalents	$23,338,000	$25,373,000
Restricted cash and cash equivalents	5,312,000	3,633,000
Accounts receivable (net)	30,386,000	21,311,000
Due from related parties	223,000	32,000
Prepaid expenses	2,009,000	1,391,000
Derivative contracts	418,000	1,332,000
Inventory at cost	5,356,000	3,705,000
Deferred income tax	11,783,000	1,582,000
Total current assets	78,825,000	58,359,000

Property and equipment, at cost
Oil and gas properties (successful efforts method), net	226,194,000	237,852,000
Field service equipment and other, net	9,001,000	8,209,000
Net property and equipment	235,195,000	246,061,000

Other assets	936,000	1,245,000

Total assets	$314,956,000	$305,665,000

See accompanying notes to the consolidated financial statements.

Index

PrimeEnergy Corporation
Consolidated Balance Sheets
June 30, 2008 and December 31, 2007

	June 30, 2008 (Unaudited and Restated)	December 31, 2007 (Audited and Restated)
LIABILITIES and STOCKHOLDERS' EQUITY
Current liabilities:
Current bank debt	$18,000,000	$34,950,000
Accounts payable	37,225,000	26,780,000
Current portion of asset retirement and other long term obligation	2,171,000	1,065,000
Derivative liability short term	31,765,000	4,340,000
Accrued liabilities	11,394,000	10,032,000
Due to related parties	316,000	520,000
Total current liabilities	100,871,000	77,687,000

Long-term bank debt	101,050,000	120,050,000
Indebtedness to related parties	20,000,000	--
Asset retirement obligation	18,822,000	16,936,000
Derivative liability long term	23,847,000	3,369,000
Deferred income taxes	18,993,000	26,022,000
Total liabilities	283,583,000	244,064,000
Minority interest	11,705,000	12,929,000
Stockholders' equity:
Preferred stock, $.10 par value, authorized 5,000,000 shares, none issued	--	--
Common stock, $.10 par value, authorized 10,000,000 shares; issued 7,694,970 in 2008	769,000	769,000
Paid in capital	11,024,000	11,024,000
Retained earnings	79,635,000	72,885,000
Accumulated other comprehensive income(loss), net	(35,058,000)	(3,618,000)
	56,370,000	81,060,000
Treasury stock, at cost, 4,642,912 common shares at 2008 and 4,558,544 common shares at 2007	(36,702,000)	(32,388,000)
Total stockholders' equity	19,668,000	48,672,000
Total liabilities and stockholders, equity	$314,956,000	$305,665,000

See accompanying notes to the consolidated financial statements.

Index

PrimeEnergy Corporation
Consolidated Statements of Operations
Six Months Ended June 30, 2008 and 2007
Unaudited

	2008 Restated	2007 Restated
Revenue:
Oil and gas sales	$74,648,000	$52,234,000
Field service income	12,749,000	11,800,000
Administrative overhead fees	4,499,000	4,812,000
Other income	197,000	166,000
Total revenue	92,093,000	69,012,000
Costs and expenses:
Lease operating expense	21,160,000	17,013,000
Field service expense	9,583,000	9,050,000
Depreciation, depletion and amortization	35,629,000	20,611,000
General and administrative expense	7,290,000	7,050,000
Exploration costs	299,000	419,000
Total costs and expenses	73,961,000	54,143,000
Add gain/(loss) on sale and exchange of assets	78,000	611,000
Income from operations	18,210,000	15,480,000

Other income and expenses
Less: Interest expense	4,376,000	4,512,000
Add interest income	261,000	495,000
Less: Minority interest	3,894,000	1,914,000

Income before provision for income taxes	10,201,000	9,549,000
Provision for income taxes	3,451,000	3,438,000
Net income	$6,750,000	$6,111,000

Basic income per common share	$2.20	$1.91

Diluted income per common share	$1.76	$1.55

See accompanying notes to the consolidated financial statements.

Index

PrimeEnergy Corporation
Consolidated Statements of Operations
Three Months Ended June 30, 2008 and 2007
Unaudited

	2008 Restated	2007 Restated
Revenue:
Oil and gas sales	$40,547,000	$29,968,000
Field service income	6,494,000	5,904,000
Administrative overhead fees	2,300,000	2,482,000
Other income	(5,000)	165,000
Total revenue	49,336,000	38,519,000
Costs and expenses:
Lease operating expense	11,454,000	9,474,000
Field service expense	4,804,000	4,499,000
Depreciation, depletion and amortization	18,709,000	12,917,000
General and administrative expense	4,065,000	3,852,000
Exploration costs	242,000	58,000
Total costs and expenses	39,274,000	30,800,000
Add gain/(loss) on sale and exchange of assets	93,000	348,000
Income from operations	10,155,000	8,067,000

Other income and expenses
Less: Interest expense	1,929,000	2,829,000
Add interest income	104,000	268,000
Less: Minority interest	2,248,000	1,139,000

Income before provision for income taxes	6,082,000	4,367,000
Provision for income taxes	2,063,000	1,573,000
Net income	$4,019,000	$2,794,000

Basic income per common share	$1.31	$0.88

Diluted income per common share	$1.05	$0.71

See accompanying notes to the consolidated financial statements.

Index

PrimeEnergy Corporation
Consolidated Statement of Stockholders’ Equity
Six Months Ended June 30, 2008  (Restated)
(Unaudited)

	Common Stock
	Shares	Amount	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income/Loss	Treasury Stock	Total
Balance at December 31, 2007	7,694,970	$769,000	$11,024,000	$72,885,000	$(3,618,000)	$(32,388,000)	$48,672,000
Purchased 84,368 shares of common Stock						(4,314,000)	(4,314,000)
Net income				6,750,000			6,750,000
Other comprehensive Income, net of taxes					(31,440,000)		(31,440,000)
Balance at June 30, 2008	7,694,970	$769,000	$11,024,000	$79,635,000	$(35,058,000)	$(36,702,000)	$19,668,000

See accompanying notes to the consolidated financial statements.

Index

PrimeEnergy Corporation
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2008 and 2007
(Unaudited)

	2008 Restated	2007 Restated
Cash flows from operating activities:
Net income	$6,750,000	$6,111,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion on discounted liabilities	35,629,000	20,611,000
Dry hole and abandonment expense	--	318,000
Gain on sale of properties	(78,000)	(611,000)
Provision for deferred taxes	1,340,000	2,767,000
Minority interest in earnings of partnerships	3,894,000	1,914,000
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(7,112,000)	7,711,000
(Increase) decrease in due from related parties	738,000	743,000
(Increase) decrease in inventories	459,000	2,496,000
(Increase) decrease in prepaid expenses and other assets	(1,581,000)	(456,000)
Increase (decrease) in accounts payable	12,860,000	(3,069,000)
Increase (decrease) in accrued liabilities	1,404,000	(170,000)
Increase (decrease) in due to related parties	(384,000)	(1,000)
Net cash provided by operating activities
Net cash provided by operating activities:	53,919,000	38,364,000

Cash flows from investing activities:
Capital expenditures, including exploration expense	(33,126,000)	(70,211,000)
Proceeds from sale of property and equipment	78,000	611,000
Net cash (used in) investing activities	(33,048,000)	(69,600,000)

Cash flows from financing activities:
Purchase of treasury stock	(4,314,000)	(2,382,000)
Proceeds from long-term bank debt	72,175,000	65,285,000
Repayment of long-term bank debt	(87,959,000)	(41,609,000)
Distribution to minority interest	(2,808,000)	(1,990,000)
Net cash provided by (used in) financing activities	(22,906,000)	19,304,000
Net increase (decrease) in cash and cash equivalents	(2,035,000)	(11,932,000)

Cash and cash equivalents at the beginning of the period	25,373,000	29,056,000
Cash and cash equivalents at the end of the period	$23,338,000	$17,124,000

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

Index

PRIMEENERGY CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

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

Index

PRIMEENERGY CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

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

The effects of the restatement on reported amounts for the period ended June 30, 2008, December 31, 2007 and June 30, 2007 are presented below in the following tables:

RESTATED CONSOLIDATED BALANCE SHEETS

	As Reported June 2008	Cumulative Effective of Prior Year Adjustments	Current Year Adjustments	Notes	As Restated June 2008

ASSETS:

Current assets:
Cash and cash equivalents	$20,775,000	$4,060,000	$(1,497,000)	b	$23,338,000
Restricted cash and cash equivalents	5,312,000	--	--		5,312,000
Accounts receivable, net	29,080,000	963,000	343,000	b	30,386,000
Due from related parties	281,000	(180,000)	122,000	b	223,000
Prepaid expenses	2,009,000	--	--		2,009,000
Derivative contracts	418,000	--	--		418,000
Inventory at cost	5,360,000	(6,000)	2,000	b	5,356,000
Deferred income tax	11,783,000	--	--		11,783,000
Total current assets	75,018,000	4,837,000	(1,130,000)		78,825,000

Property and equipment, at cost:
Oil and gas properties (successful efforts method), net	221,299,000	4,681,000	214,000	a,b	226,194,000
Field service equipment	9,001,000	--	--		9,001,000
Total net property and equipment	230,300,000	4,681,000	214,000		235,195,000

Other assets	871,000	65,000	--	b	936,000

Total assets	$306,189,000	$9,583,000	$(816,000)		$314,956,000

Index

PRIMEENERGY CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

RESTATED CONSOLIDATED BALANCE SHEETS

	As Reported June 2008	Cumulative Effective of Prior Year Adjustment	Current Year Adjustment	Notes	June 2008 Restated
LIABILITIES and STOCKHOLDERS’ EQUITY:

Current liabilities:
Current bank debt	$18,000,000	$--	$--		$18,000,000
Accounts payable	37,352,000	54,000	(181,000)	b	37,225,000
Current portion of asset retirement and other long-term obligations	2,171,000	--	--		2,171,000
Derivative liability short term	31,765,000	--	--		31,765,000
Accrued liabilities	11,238,000	79,000	77,000	b	11,394,000
Due to related parties	1,179,000	(1,043,000)	180,000	b	316,000
Total current liabilities	101,705,000	(910,000)	76,000		100,871,000

Long-term bank debt	101,050,000	--	--		101,050,000
Indebtedness to related parties	20,000,000		--		20,000,000
Asset retirement obligations	17,406,000	1,398,000	18,000	b	18,822,000
Derivative liability long term	23,847,000	--	--		23,847,000
Deferred income taxes	19,788,000	(908,000)	113,000	a,b	18,993,000
Total liabilities	283,796,000	(420,000)	207,000		283,583,000

Minority interest	1,313,000	11,616,000	(1,224,000)	b	11,705,000

Stockholders’ equity:
Preferred stock, $.10 par value, authorized 5,000,000 shares; none issued
Common stock, $.10 par value, authorized 10,000,000 shares; issued 7,694,970 in 2008 and 2007	769,000	--	--		769,000
Paid in capital	11,024,000	--	--		11,024,000
Retained earnings	81,047,000	(1,613,000)	201,000	a	79,635,000
Accumulated other comprehensive income (loss), net	(35,058,000)	--	--		(35,058,000)
	57,782,000	(1,613,000)	201,000		56,370,000
Treasury stock, at cost 4,642,912 common shares in 2008 and 4,558,544 in 2008	(36,702,000)	--	--		(36,702,000)

Total stockholders’ equity	21,080,000	(1,613,000)	201,000		19,668,000

Total liabilities and stockholders’ equity	$306,189,000	$9,583,000	$(816,000)		$314,956,000

Index

PRIMEENERGY CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

RESTATED CONSOLIDATED STATEMENT of STOCKHOLDERS’ EQUITY
As Reported:
	Common Stock
	Shares	Amount	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income/Loss	Treasury Stock	Total
Balance at December 31, 2007	7,694,970	$769,000	11,024,000	74,498,000	(3,618,000)	(32,388,000)	50,285,000
Purchased 84,368 shares of common Stock						(4,314,000)	(4,314,000)
Net income				6,549,000			6,549,000
Other comprehensive Income, net of taxes					(31,440,000)		(31,440,000)
Balance at June 30, 2008	7,694,970	$769,000	$ 11,024,000	$81,047,000	$(35,058,000)	$(36,702,000)	$21,080,000

As Restated:
	Common Stock
	Shares	Amount	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income/Loss	Treasury Stock	Total
Balance at December 31, 2007	7,694,970	$769,000	11,024,000	72,885,000	(3,618,000)	(32,388,000)	(48,672,000)
Purchased 84,368 shares of common Stock						(4,314,000)	(4,314,000)
Net income				6,750,000			6,549,000
Other comprehensive Income, net of taxes					(31,440,000)		(31,440,000)
Balance at June 30, 2008	7,694,970	$769,000	$ 11,024,000	$79.635,000	$(35,058,000)	$(36,702,000)	$19,668,000

Index

PRIMEENERGY CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2008

	As Reported June 2008	Current year adjustments	Notes	As Restated June 2008

Revenue:
Oil and gas sales	$67,889,000	$6,759,000	b	$74,648,000
Field service income	12,718,000	31,000	b	12,749,000
Administrative overhead fees	4,499,000	--		4,499,000
Other income	197,000	--		197,000
	85,303,000	6,790,000		92,093,000
Costs and expenses:
Lease operating expense	18,722,000	2,438,000	b	21,160,000
Field service expense	9,574,000	9,000	b	9,583,000
Depreciation, depletion and amortization	35,690,000	(61,000)	a,b	35,629,000
General and administrative expense	7,033,000	257,000	b	7,290,000
Exploration costs	299,000	--		299,000
	71,318,000	2,643,000		73,961,000

Add gain on sale and exchange of assets	78,000	--		78,000
Income from operations	14,063,000	4,147,000		18,210,000

Other income and expense:
Less interest expense	4,376,000	--		4,376,000
Add interest income	200,000	61,000	b	261,000
Less minority interest	--	3,894,000	b	3,894,000

Income before provision for income taxes	9,887,000	314,000		10,201,000
Provision for income taxes	3,338,000	113,000	a	3,451,000

Net income	$6,549,000	$201,000		$6,750,000

Basic net income per common share	$2.13	$0.07		$2.20
Diluted net income per common share	$1.71	$0.05		$1.76

Index

PRIMEENERGY CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

CONSOLIDATED STATEMENTS of CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2008

	As Reported June 2008	CurrentYear Adjustments	Notes	As Restated June 2008

Cash flows from operating activities:
Net income	$6,549,000	$201,000	a	$6,750,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion on discounted liabilities	35,690,000	(61,000)	a,b	35,629,000
Gain on sale of properties	(78,000)	--		(78,000)
Provision for deferred income taxes	1,227,000	113,000	a	1,340,000
Minority interest in earnings of partnerships	--	3,894,000	b	3,894,000
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(8,732,000)	1,620,000	b	(7,112,000)
(Increase) decrease in due from related parties	(68,000)	806,000	b	738,000
(Increase) decrease in inventories	463,000	(4,000)	b	459,000
(Increase) decrease in prepaid expenses and other assets	(1,646,000)	65,000	b	(1,581,000)
Increase (decrease) in accounts payable	13,047,000	(187,000)	b	12,860,000
Increase (decrease) in accrued liabilities	1,560,000	(156,000)	b	1,404,000
Increase (decrease) in due to related parties	(384,000)	--		(384,000)
Net cash provided by operating activities	47,628,000	6,291,000		53,919,000

Cash flows from investing activities
Capital expenditures, including exploration expense	(28,146,000)	(4,980,000)	b	(33,126,000)
Proceeds from sale of properties and equipment	78,000	--		78,000
Net cash used in investing activities	(28,068,000)	(4,980,000)		(33,048,000)

Cash flows from financing activities
Purchase of stock for treasury	(4,314,000)	--		(4,314,000)
Increase in long-term bank debt and other long-term obligations	72,175,000	--		72,175,000
Repayment of long-term bank debt and other long-term obligations	(87,959,000)	--		(87,959,000)
Distribution to minority interest	--	(2,808,000)	b	(2,808,000)
Net cash provided by (used in) financing activities	(20,098,000)	(2,808,000)		(22,906,000)

Net increase(decrease) in cash and cash equivalents	(538,000)	(1,497,000)		(2,035,000)
Cash and cash equivalents at the beginning of the period	21,313,000	4,060,000	b	25,373,000
Cash and cash equivalents at the end of the period	$20,775,000	$2,563,000		$23,338,000

Index

PRIMEENERGY CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

RESTATED CONSOLIDATED BALANCE SHEETS

	As Reported December 2007	Cumulative effect of Adjustments	Current Year Adjustments	Notes	As Restated December 2007

ASSETS:

Current assets:
Cash and cash equivalents	$21,313,000	$4,403,000	$(343,000)	b	$25,373,000
Restricted cash and cash equivalents	3,633,000	--	--		3,633,000
Accounts receivable, net	20,348,000	694,000	269,000	b	21,311,000
Due from related parties	212,000	(226,000)	46,000	b	32,000
Prepaid expenses	1,391,000	--	--		1,391,000
Derivative contracts	1,332,000	--	--		1,332,000
Inventory at cost	3,711,000	(3,000)	(3,000)	b	3,705,000
Deferred income tax	1,582,000	--	--		1,582,000
Total current assets	53,522,000	4,868,000	(31,000)		58,359,000

Property and equipment, at cost:
Oil and gas properties (successful efforts method), net	233,171,000	3,581,000	1,100,000	a,b	237,852,000
Field service equipment and other, net	8,209,000	--	--		8,209,000
Net property and equipment	241,380,000	3,581,000	1,100,000		246,061,000

Other assets	1,180,000	67,000	(2,000)	b	1,245,000

Total assets	$296,082,000	$8,516,000	$1,067,000		$305,665,000

Index

PRIMEENERGY CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

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

Index

PRIMEENERGY CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

CONSOLIDATED STATEMENTS OF OPERATIONS
F0R THE SIX MONTHS ENDED JUNE 30, 2007

	As Reported June 2007	Current year adjustments	Notes	As Restated June 2007

Revenue:
Oil and gas sales	$47,672,000	$4,562,000	b	$52,234,000
Field service income	11,782,000	18,000	b	11,800,000
Administrative overhead fees	4,812,000	--		4,812,000
Other income	166,000	--		166,000
	64,432,000	4,580,000		69,012,000
Costs and expenses:
Lease operating expense	14,797,000	2,216,000	b	17,013,000
Field service expense	9,050,000	--		9,050,000
Depreciation, depletion and amortization	20,600,000	11,000	a,b	20,611,000
General and administrative expense	6,790,000	260,000	b	7,050,000
Exploration costs	419,000	--		419,000
	51,656,000	2,487,000		54,143,000

Add gain on sale and exchange of assets	611,000	--		611,000
Income from operations	13,387,000	2,093,000		15,480,000

Other income and expense:
Less: Interest expense	4,512,000	--		4,512,000
Add interest income	417,000	78,000	b	495,000
Less: Minority interest	--	1,914,000	b	1,914,000

Income before provision for income taxes	9,292,000	257,000		9,549,000
Provision for income taxes	3,345,000	93,000	a	3,438,000

Net income	$5,947,000	$164,000		$6,111,000

Basic net income per common share	$1.86	$0.05		$1.91
Diluted net income per common share	$1.50	$0.05		$1.55

Index

PRIMEENERGY CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

CONSOLIDATED STATEMENTS of CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007

	As Reported June 2007	CurrentYear Adjustments	Notes	As Restated June 2007
Cash flows from operating activities:
Net income	$5,947,000	$164,000	a	$6,111,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion on discounted liabilities	20,600,000	11,000	a,b	20,611,000
Dry hole and abandonment costs	318,000	--		318,000
Gain on sale of properties	(611,000)	--		(611,000)
Provision for deferred income taxes	2,674,000	93,000	a	2,767,000
Minority interest in earnings of partnerships	--	1,914,000	b	1,914,000
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	6,800,000	911,000	b	7,711,000
(Increase) decrease in due from related parties	389,000	354,000	b	743,000
(Increase) decrease in inventories	2,506,000	(10,000)	b	2,496,000
(Increase) decrease in prepaid expenses and other assets	(522,000)	66,000	b	(456,000)
Increase (decrease) in accounts payable	(2,963,000)	(106,000)	b	(3,069,000)
Increase (decrease) in accrued liabilities	(28,000)	(142,000)	b	(170,000)
Increase (decrease) in due to related parties	(18,000)	17,000	b	(1,000)
Net cash provided by operating activities	35,092,000	3,272,000		38,364,000

Cash flows from investing activities
Capital expenditures, including exploration expense	(68,399,000)	(1,812,000)	b	(70,211,000)
Proceeds from sale of properties and equipment	611,000	--		611,000
Net cash used in investing activities	(67,788,000)	(1,812,000)		(69,600,000)

Cash flows from financing activities
Purchase of stock for treasury	(2,382,000)	--		(2,382,000)
Increase in long-term bank debt and other long-term obligations	65,285,000	--		65,285,000
Repayment of long-term bank debt and other long-term obligations	(41,609,000)	--		(41,609,000)
Distribution to minority interest	--	(1,990,000)	b	(1,990,000)
Net cash provided by (used in) financing activities	21,294,000	(1,990,000)		19,304,000

Net increase(decrease) in cash and cash equivalents	(11,402,000)	(530,000)		(11,932,000)
Cash and cash equivalents at the beginning of the period	24,653,000	4,403,000	b	29,056,000
Cash and cash equivalents at the end of the period	$13,251,000	$3,873,000		$17,124,000

Index

PRIMEENERGY CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

Explanatory Notes to Restated Consolidated Statements of Operations, Balance Sheets and Statements of Cash Flows

a)
The correction of the recorded gain on sale of assets to a partnership in which the Company acquired a twenty percent non-controlling interest in the year ended December 31, 2005 resulted in a decrease of $3.7 million in the basis of the acquired interest in 2005. This change in the basis of oil and gas properties resulted in a reduction of depletion and depreciation expense of  $314,180 and $257,472 for the three months ended June 2008 and June 2007 respectively, and corresponding reductions in accumulated depletion and depreciation. The change in depletion and depreciation expense resulted in the noted change in deferred taxes.

b)
The restatement of these items, net of amounts described in note a, results from the change from the proportionate consolidation method to the full consolidation method of accounting for our controlling interests in unincorporatedentities.

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

Index

PRIMEENERGY CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

(5) Additional Balance Sheet Information

Certain balance sheet amounts are comprised of the following:

	June 30, 2008 Restated	December 31, 2007 Restated
Accounts Receivable:
Joint interest billing	$6,795,000	$3,192,000
Trade receivables	2,565,000	2,352,000
Oil and gas sales	21,065,000	14,785,000
Income tax receivable	--	795,000
Other	243,000	415,000
	$30,668,000	$21,539,000
Less, allowance for doubtful accounts	(282,000)	(228,000)
	$30,386,000	$21,311,000
Accounts Payable:
Trade	$17,081,000	$12,364,000
Royalty and other owners	15,824,000	11,209,000
Other	4,320,000	3,207,000
Total	$37,225,000	$26,780,000
Accrued Liabilities:
Compensation and related expenses	$3,135,000	$1,687,000
Property cost	2,974,000	4,551,000
Income tax	2,147,000	--
Other	3,138,000	3,794,000
Total	$11,394,000	$10,032,000

Index

PRIMEENERGY CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

(6) Property and Equipment: (restated)

Property and equipment at June 30, 2008 and December 31, 2007 consisted of the following:

	June 30, 2008	December 31, 2007
Proved oil and gas properties, at cost	$390,725,000	$378,908,000
Unproved oil and gas properties, at cost	13,461,000	4,458,000
Less, accumulated depletion and depreciation	(177,992,000)	(145,514,00)

	$226,194,000	$237,852,000
Field service equipment and other	19,546,000	18,029,000
Less, accumulated depreciation	(10,545,000)	(9,820,000)
	$9,001,000	$8,209,000

Total net property and equipment	$235,195,000	$246,061,000

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

Index

PRIMEENERGY CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

(8) Other Long-Term Obligations and Commitments:

Operating Leases:

The Company has several non-cancelable operating leases, primarily for rental of office space, that have a term of more than one year.

Operating Leases
2008	$297,000
2009	350,000
2010	71,000
2011	5,000
Thereafter	—

Total minimum payments	$723,000

Asset Retirement Obligation: (restated)

A reconciliation of our liability for plugging and abandonment costs for the Six Months Ended June 30, 2008 and the year ended December 31, 2007 is as follows:

	June 30, 2008	December 31, 2007
Asset retirement obligation – beginning of period	$17,361,000	$7,047,000
Liabilities incurred	268,000	468,000
Liabilities settled	(134,000)	(367,000)
Accretion expense	567,000	461,000
Revisions in estimated liabilities	1,211,000	9,752,000
Asset retirement obligation – end of period	$19,273,000	$17,361,000

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

Index

PRIMEENERGY CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

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

Treasury stock purchases in 2008 and 2007 included shares acquired from related parties.  Purchases from related parties included 70,000 shares purchased for a total consideration of $3,500,000 during the first half of 2008 and a total of 31,700 shares purchased for a total consideration of $1,743,500 in 2007.

Receivables from related parties consist of reimbursable general and administrative costs, lease operating expenses and reimbursement for property development and related costs.  These receivables are due from joint venture partners, which may include members of the Company’s Board of Directors.

Payables owed to related parties primarily represents receipts collected by the Company as agent, for the joint venture partners, which may include members of the Company’s Board of Directors, for oil and gas sales net of expenses. As of June 30, 2008, included in due to related parties is the amount of accrued interest in the amount of $164,000 owed to the related party, a member of the Company’s Board of Directors whom the Company’s offshore subsidiary entered into a credit agreement.  The agreement provides for a loan of $20 million at a rate of 10% per annum and is secured by certain oil and gas properties and the Company’s interest in a limited partnership which owns a shopping center in Alabama.

Index

PRIMEENERGY CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

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

Index

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

Index

PRIMEENERGY CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

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
______________________
(a)	Amounts reported in net income are classified as sales for commodity derivative instruments and as a reduction to interest expense for interest rate swap instruments.

Index

PRIMEENERGY CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

Derivative Instruments and Hedging Activity

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

Index

PRIMEENERGY CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

	Crude Oil Price Collar
Contract Period	Volume In Mbbl	Weighted Average Price Floor/Ceiling/Third Tier (per Bbl)			Net Unrealized (Loss)/Gain(In thousands)
Third Quarter 2008	20	$65/	$79.25/	$100.00
Third Quarter 2008	51		$60.00/	$81.25
Third Quarter 2008	15		$60.00/	$78.00
Fourth Quarter 2008	18	$65/	$79.25/	$100.00
Fourth Quarter 2008	51		$60.00/	$81.25
Fourth Quarter 2008	15		$60.00/	$78.00
Full Year 2008	170				$(5,398)
First Quarter 2009	51		$60/	$79.70
First Quarter 2009	6		$60/	$77.75
First Quarter 2009	12		$65/	$86.50
Second Quarter 2009	17		$60/	$79.70
Second Quarter 2009	38		$60/	$77.40
Second Quarter 2009	2		$60/	$77.75
Second Quarter 2009	12		$65/	$86.50
Third Quarter 2009	57		$60/	$77.40
Third Quarter 2009	12		$65/	$86.50
Fourth Quarter 2009	57		$60/	$77.40
Fourth Quarter 2009	12		$65/	$86.50
Full Year 2009	276				$(10,585)
First Quarter 2010	51		$65/	$80.90
First Quarter 2010	9		$65/	$84.14
Second Quarter 2010	51		$65/	$80.90
Second Quarter 2010	9		$65/	$84.14
Third Quarter 2010	51		$65/	$80.90
Third Quarter 2010	9		$65/	$84.14
Fourth Quarter 2010	51		$65/	$80.90
Fourth Quarter 2010	9		$65/	$84.14
Full Year 2010	240				$(8,494)
First Quarter 2011	45		$65.00/	$84.14
Full Year 2011	45				$(1,517)

Index

PRIMEENERGY CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

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

(13) Income Per Share (restated):

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
	Net Income	Number of Shares	Per Share Amount	Net Income	Number of Shares	Per Share Amount
Net income per common share	$6,750,000	3,074,725	$2.20	$6,111,000	3,199,343	$1.91
Effect of dilutive securities:
Options		753,132			753,089

Diluted net income per common share	$6,750,000	3,827,857	$1.76	$6,111,000	3,952,432	$1.55

	Three Months Ended June 30, 2008			Three Months Ended June 30, 2007
	Net Income	Number of Shares	Per Share Amount	Net Income	Number of Shares	Per Share Amount
Net income per Common share	$4,019,000	3,057,831	$1.31	$2,794,000	3,185,640	$0.88
Effect of dilutive Securities:
Options		753,563			753,264

Diluted net income per common share	$4,019,000	3,811,394	$1.05	$2,794,000	3,938,904	$0.71

Index

PrimeEnergy Corporation
June 30, 2008

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the financial statements of the Company and notes thereto.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow provided by operations for the six month period ended June 30, 2008 was $53,919,000. Excluding the effects of significant unforeseen expenses or other income, our cash flow from operations fluctuates primarily because of variations in oil and gas production and prices or changes in working capital accounts. Our oil and gas production will vary based on actual well performance but may be curtailed due to factors beyond our control. Hurricanes in the Gulf of Mexico may shut down our production for the duration of the storm’s presence in the Gulf or damage production facilities so that we cannot produce from a particular property for an extended amount of time. In addition, downstream activities on major pipelines in the Gulf of Mexico can also cause us to shut-in production for various lengths of time.

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

Index

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

	Six months Ended June 30,			Three Months Ended June 30,
	2008	2007	Increase / (Decrease)	2008	2007	Increase / (Decrease)
Barrels of Oil Produced	320,000	264,000	56,000	165,000	159,000	6,000
Average Price Received	$94.19	$56.64	$37.55	$108.50	$57.48	$51.02

Oil Revenue	$30,140,000	$14,953,000	$15,187,000	$17,902,000	$9,139,000	$8,763,000

MCF of Gas Produced	4,723,000	4,685,000	38,000	2,341,000	2,663,000	(322,000)
Average Price Received	$9.42	$7.96	$1.46	$9.67	$7.82	$1.85

Gas Revenue	$44,508,000	$37,281,000	$7,227,000	$22,645,000	$20,829,000	$1,816,000

Total Oil & Gas Revenue	$74,648,000	$52,234,000	$22,414,000	$40,547,000	$29,968,000	$10,579,000

Index

PrimeEnergy Corporation
June 30, 2008

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Oil and gas prices received excluding the impact of derivatives were;

	Six months Ended June 30,			Three Months Ended June 30,
	2008	2007	Increase / (Decrease)	2008	2007	Increase / (Decrease)
Oil Price	$109.26	$55.53	$53.73	$128.49	$56.97	$71.52
Gas Price	$9.83	$7.14	$2.69	$10.90	$7.59	$3.31

Changes in production are due to production from properties added during 2007 and early 2008 offset by the natural decline of existing properties. The increase in oil production is related to our onshore drilling program while the change in gas production reflects the production from our offshore drilling program.

Lease operating expense for the six months of 2008 increased by $4,047,000 compared to 2007 due to the addition of lease operating expenses of new properties, increased production taxes related to higher prices and overall price increases in oil field services.

General and administrative expenses remained flat in the first six months of 2008 as compared to 2007.

Field Service income and expense for the six months of 2008 increased $949,000 and $533,000, respectively, compared to 2007. These increases reflect higher utilization of equipment combined with an upward trend in rates and costs during 2008.

Depreciation and depletion increased to $35,629,000 in 2008 from $20,611,000 in 2007. This increase is directly attributed to the majority of the Company’s offshore properties coming on line late in 2007. These additions increased the overall property basis and production for the company

This Report contains forward-looking statements that are based on management’s current expectations, estimates and projections. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “projects” and “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and are subject to the safe harbors created thereby. These statements are not guarantees of future performance and involve risks and uncertainties and are based on a number of assumptions that could ultimately prove inaccurate and, therefore, there can be no assurance that they will prove to be accurate. Actual results and outcomes may vary materially from what is expressed or forecast in such statements due to various risks and uncertainties. These risks and uncertainties include, among other things, the possibility of drilling cost overruns and technical difficulties, volatility of oil and gas prices, competition, risks inherent in the Company’s oil and gas operations, the inexact nature of interpretation of seismic and other geological and geophysical data, imprecision of reserve estimates, and the Company’s ability to replace and expand oil and gas reserves. Accordingly, stockholders and potential investors are cautioned that certain events or circumstances could cause actual results to differ materially from those projected.

Index

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

Index

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
________________
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

Index

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

None

Index

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

PrimeEnergy Corporation
(Registrant)

March 24, 2009	/s/ Charles E. Drimal, Jr.
(Date)	Charles E. Drimal, Jr.
President
Principal Executive Officer

March 24, 2009	/s/ Beverly A. Cummings
(Date)	Beverly A. Cummings
Executive Vice President
Principal Financial and Accounting Officer