Form 10-Q/A
period 2008-09-30
PRIMEENERGY CORP
filed 2009-03-26
CIK 56868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2008
Or

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From ______ to______

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

PrimeEnergy Corporation
Index to Form 10-Q
September 30, 2008

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Form 10-Q/A”) amends the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 filed by PrimeEnergy Corporation (the “Company”), originally filed with the Securities and Exchange Commission on November 19, 2008. The Form 10-Q/A includes amended and restated consolidated financial statements and related financial information for the year ended December 31, 2007 and the quarters ended September 30, 2008 and 2007. This information is disclosed in Note 2 to the consolidated financial statements.

The restatements reflect the update of the previously reported unaudited restated December 31, 2007 Balance Sheet with the audited restated December 31, 2007 Balance Sheet and adjusts the September 30, 2008 Financial Statements to reflect the effects of the audited December 31, 2007 restatement.

The following items are included in this amendment:

PART I -      ITEM 1. Financial Statements
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

All other information contained in the original Form 10-Q remains unchanged. However, the entire report with all Items is included in this Form 10-Q/A-1 for the convenience of the reader. This Amendment No.1 on Form 10-Q/A does not reflect events occurring after the filing of our Report on Form 10-Q on November 19, 2008 or include, or otherwise modify or update, the disclosure contained therein in any way except as expressly indicated above.

PrimeEnergy Corporation
Consolidated Balance Sheets
September 30, 2008 and December 31, 2007

	September 30, 2008 Unaudited and Restated)	December 31, 2007 (Audited and Restated)
ASSETS
Current assets:
Cash and cash equivalents	$23,888,000	$25,373,000
Restricted cash and cash equivalents	7,863,000	3,633,000
Accounts receivable (net)	23,393,000	21,311,000
Due from related parties	92,000	32,000
Prepaid expenses	1,470,000	1,391,000
Derivative contracts	1,426,000	1,332,000
Inventory at cost	6,017,000	3,705,000
Deferred income tax	1,649,000	1,582,000
Total current assets	65,798,000	58,359,000

Property and equipment, at cost
Oil and gas properties (successful efforts method), net	221,836,000	237,852,000
Field and office equipment	8,927,000	8,209,000
Net property and equipment	230,763,000	246,061,000

Other assets	821,000	1,245,000

Total assets	$297,382,000	$305,665,000

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation
Consolidated Balance Sheets
September 30, 2008 and December 31, 2007
	September, 2008 (Unaudited and Restated)	December 31, 2007 (Audited and Restated)
LIABILITIES and STOCKHOLDERS' EQUITY
Current liabilities:
Current bank debt	$24,900,000	$34,950,000
Accounts payable	31,072,000	26,780,000
Current portion of asset retirement and other long term obligation	2,849,000	1,065,000
Derivative liability short term	4,618,000	4,340,000
Accrued liabilities	12,766,000	10,032,000
Due to related parties	1,175,000	520,000

Total current liabilities	77,380,000	77,687,000

Long-term bank debt	85,500,000	120,050,000
Indebtedness to related parties	20,000,000	--
Asset retirement obligation	17,747,000	16,936,000
Derivative liability long term	9,650,000	3,369,000
Deferred income taxes	25,137,000	26,022,000

Total liabilities	235,414,000	244,064,000

Minority interest	13,303,000	12,929,000

Stockholders' equity:
Preferred stock, $.10 par value, authorized 5,000,000 shares, none issued	--	--
Common stock, $.10 par value, authorized 10,000,000 shares; issued 7,694,970 in 2008 and 2007	769,000	769,000
Paid in capital	11,024,000	11,024,000
Retained earnings	81,707,000	72,885,000
Accumulated other comprehensive income(loss), net	(8,022,000)	(3,618,000)

	85,478,000	81,060,000

Treasury stock, at cost, 4,644,829 common shares at 2008 and 4,558,484 common shares at 2007	(36,813,000)	(32,388,000)

Total stockholders' equity	48,665,000	48,672,000

Total liabilities and stockholders, equity	$297,382,000	$305,665,000

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation
Consolidated Statements of Operations
 Nine Months Ended September 30, 2008 and 2007
  (Unaudited)
	2008 Restated	2007 Restated
Revenue:
Oil and gas sales	$108,574,000	$87,804,000
Field service income	18,760,000	18,179,000
Administrative overhead fees	6,791,000	7,126,000
Other income	332,000	181,000

Total revenue	134,457,000	113,290,000

Costs and expenses:
Lease operating expense	32,313,000	25,829,000
Field service expense	14,787,000	13,341,000
Depreciation, depletion and amortization	50,840,000	42,741,000
General and administrative expense	11,184,000	10,301,000
Exploration costs	458,000	525,000

Total costs and expenses	109,582,000	92,737,000

Add gain/(loss) on sale and exchange of assets	98,000	581,000

Income from operations	24,973,000	21,134,000

Other income and expenses
Less: Interest expense	6,185,000	7,845,000
Add interest income	354,000	670,000
Less: Minority interest	5,680,000	3,076,000

Income before provision for income taxes	13,462,000	10,883,000
Provision for income taxes	4,640,000	3,918,000

Net income	$8,822,000	$6,965,000

Basic income per common share	$2.88	$2.19

Diluted income per common share	$2.31	$1.77

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation
Consolidated Statements of Operations
Three Months Ended September, 2008 and 2007
(Unaudited)
	2008 Restated	2007 Restated
Revenue:
Oil and gas sales	$33,926,000	$35,570,000
Field service income	6,011,000	6,379,000
Administrative overhead fees	2,292,000	2,314,000
Other income	135,000	15,000

Total revenue	42,364,000	44,278,000

Costs and expenses:
Lease operating expense	11,153,000	8,816,000
Field service expense	5,204,000	4,291,000
Depreciation, depletion and amortization	15,211,000	22,130,000
General and administrative expense	3,894,000	3,251,000
Exploration costs	159,000	106,000

Total costs and expenses	35,621,000	38,594,000

Add gain/(loss) on sale and exchange of assets	20,000	(30,000)

Income from operations	6,763,000	5,654,000

Other income and expenses
Less: Interest expense	1,809,000	3,333,000
Add interest income	93,000	175,000
Less: Minority interest	1,786,000	1,162,000

Income before provision for income taxes	3,261,000	1,334,000
Provision for income taxes	1,189,000	480,000

Net income	$2,072,000	$854,000

Basic income per common share	$0.68	$0.27

Diluted income per common share	$0.54	$0.22

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

PrimeEnergy Corporation
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2008 and 2007
(Unaudited)
	2008 Restated	2007 Restated
Cash flows from operating activities:
Net income	$8,822,000	$6,965,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion
On discounted liabilities	50,840,000	42,741,000
Dry hole and abandonment expense	--	318,000
Gain on sale of properties	(98,000)	(581,000)
Provision for deferred taxes	1,527,000	3,774,000
Minority Interest in earnings of Partnership	5,680,000	3,076,000
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(1,081,000)	11,930,000
(Increase) decrease in due from related parties	7,000	949,000
(Increase) decrease in inventories	327,000	598,000
(Increase) decrease in prepaid expenses and other assets	(2,237,000)	8,000
Increase (decrease) in accounts payable	5,595,000	(5,635,000)
Increase (decrease) in accrued liabilities	5,178,000	3,834,000
Increase (decrease) in due to related parties	1,185,000	1,011,000

Net cash provided by operating activities
Net cash provided by operating activities:	75,745,000	68,988,000

Cash flows from investing activities:
Capital expenditures, including exploration expense	(45,076,000)	(94,620,000)
Proceeds from sale of property and equipment	98,000	581,000

Net cash (used in) investing activities	(44,978,000)	(94,039,000)

Cash flows from financing activities:
Purchase of treasury stock	(4,425,000)	(3,669,000)
Proceeds from long-term bank debt	88,075,000	83,574,000
Repayment of long-term bank debt	(113,137,000)	(64,710,000)
Distribution to minority interest	(2,765,000)	(1,974,000)

Net cash provided by (used in) financing activities	(32,252,000)	13,221,000

Net increase (decrease) in cash and cash equivalents	(1,485,000)	(11,830,000)

Cash and cash equivalents at the beginning of the period	25,373,000	29,056,000

Cash and cash equivalents at the end of the period	$23,888,000	$17,226,000
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

PRIMEENERGY CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

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

PRIMEENERGY CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

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

(2) Restatement

The restatements reflect the changes resulting from the update of the previously filed unaudited restated December 31, 2007 Balance Sheet to the audited restated December 31, 2007 Balance Sheet.

The effects of the restatement on reported amounts for the periods ended September 30, 2008, December 31, 2007, and September 30, 2007 are presented below in the following tables:

PRIMEENERGY CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
RESTATED CONSOLIDATED BALANCE SHEETS

	As Reported September 2008	Adjustments (a)	As Restated September 2008
ASSETS:

Current assets:
Cash and cash equivalents	$23,888,000	$--	$23,888,000
Restricted cash and cash equivalents	7,863,000	--	7,863,000
Accounts receivable, net	23,697,000	(304,000)	23,393,000
Due from related parties	941,000	(849,000)	92,000
Prepaid expenses	1,470,000	--	1,470,000
Derivative contracts	1,426,000	--	1,426,000
Inventory at cost	6,015,000	2,000	6,017,000
Deferred income tax	1,651,000	(2,000)	1,649,000
Total current assets	66,951,000	(1,153,000)	65,798,000

Property and equipment, at cost:
Oil and gas properties (successful efforts method), net	221,741,000	95,000	221,836,000
Field service equipment	8,927,000	--	8,927,000
Total net property and equipment	230,668,000	95,000	230,763,000

Other assets	812,000	9,000	821,000

Total assets	$298,431,000	$(1,049,000)	$297,382,000

PRIMEENERGY CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
  RESTATED CONSOLIDATED BALANCE SHEETS

	As Reported September 2008	Adjustment (a)	As Restated September 2008
LIABILITIES and STOCKHOLDERS’ EQUITY:

Current liabilities:
Current bank debt	$24,900,000	$--	$24,900,000
Accounts payable	31,398,000	(326,000)	31,072,000
Current portion of asset retirement and other long-term obligations	2,847,000	2,000	2,849,000
Derivative liability short term	4,618,000	--	4,618,000
Accrued liabilities	12,752,000	14,000	12,766,000
Due to related parties	2,018,000	(843,000)	1,175,000
Total current liabilities	78,533,000	(1,153,000)	77,380,000

Long-term bank debt	85,500,000	--	85,500,000
Indebtedness to related parties	20,000,000	--	20,000,000
Asset retirement obligations	17,747,000	--	17,747,000
Derivative liability long term	9,650,000	--	9,650,000
Deferred income taxes	25,137,000	--	25,137,000
Total liabilities	236,567,000	(1,153,000)	235,414,000

Minority interest	13,199,000	104,000	13,303,000

Stockholders’ equity:
Preferred stock, $.10 par value, authorized 5,000,000 shares; none issued
Common stock, $.10 par value, authorized 10,000,000 shares; issued 7,694,970 in 2008 and 2007	769,000	--	769,000
Paid in capital	11,024,000	--	11,024,000
Retained earnings	81,707,000	--	81,707,000
Accumulated other comprehensive income (loss), net	(8,022,000)	--	(8,022,000)
	85,478,000	--	85,478,000
Treasury stock, at cost 4,644,829 common shares in 2008 and 4,558,544 in 2007	(36,813,000)	--	(36,813,000)
Total stockholders’ equity	48,665,000	--	48,665,000

Total liabilities and stockholders’ equity	$298,431,000	$(1,049,000)	$297,382,000

  PRIMEENERGY CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
  RESTATED CONSOLIDATED STATEMENTS OF OPERATIONS

	As Reported		As Restated
	September 2008	Adjustments (a)	September 2008

Revenue:
Oil and gas sales	$108,574,000	$--	$108,574,000
Field service income	18,765,000	(5,000)	18,760,000
Administrative overhead fees	6,791,000	--	6,791,000
Other income	332,000	--	332,000
	134,462,000	(5,000)	134,457,000
Costs and expenses:
Lease operating expense	32,313,000	--	32,313,000
Field service expense	14,787,000	--	14,787,000
Depreciation, depletion and amortization	50,809,000	31,000	50,840,000
General and administrative expense	11,184,000	--	11,184,000
Exploration costs	458,000	--	458,000
	109,551,000	31,000	109,582,000

Add gain on sale and exchange of assets	98,000	--	98,000
Income from operations	25,009,000	(36,000)	24,973,000

Other income and expense:
Less: Interest expense	6,185,000	--	6,185,000
Add interest income	349,000	5,000	354,000
Less: Minority interest	5,711,000	(31,000)	5,680,000

Income before provision for income taxes	13,462,000	--	13,462,000
Provision for income taxes	4,640,000	--	4,640,000

Net income	$8,822,000	$--	$8,822,000

Basic net income per common share	$2.88	$0.00	$2.88
Diluted net income per common share	$2.31	$0.00	$2.31

PRIMEENERGY CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
  RESTATED CONSOLIDATED STATEMENTS of CASH FLOWS

	As Reported September 2008	Adjustments (a)	As Restated September 2008
Cash flows from operating activities:
Net income	$8,822,000	$--	$8,822,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion on discounted liabilities	50,809,000	31,000	50,840,000
Dry hole and abandonment costs	--	--	--
Gain on sale of properties	(98,000)	--	(98,000)
Provision for deferred income taxes	1,527,000	--	1,527,000
Minority interest in earnings of partnerships	5,711,000	(31,000)	5,680,000
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(1,081,000)	--	(1,081,000)
(Increase) decrease in due from related parties	7,000	--	7,000
(Increase) decrease in inventories	325,000	2,000	327,000
(Increase) decrease in prepaid expenses and other assets	(2,244,000)	7,000	(2,237,000)
Increase (decrease) in accounts payable	5,573,000	22,000	5,595,000
Increase (decrease) in accrued liabilities	5,194,000	(16,000)	5,178,000
Increase (decrease) in due to related parties	1,191,000	(6,000)	1,185,000
Net cash provided by operating activities	75,736,000	9,000	75,745,000

Cash flows from investing activities
Capital expenditures, including exploration expense	(41,087,000)	(3,989,000)	(45,076,000)
Proceeds from sale of properties and equipment	98,000	--	98,000
Net cash used in investing activities	(40,989,000)	(3,989,000)	(44,978,000)

Cash flows from financing activities
Purchase of stock for treasury	(4,425,000)	--	(4,425,000)
Increase in long-term bank debt and other long-term obligations	88,075,000	--	88,075,000
Repayment of long-term bank debt and other long-term obligations	(113,137,000)	--	(113,137,000)
Distribution to minority interest	(2,685,000)	(80,000)	(2,765,000)
Net cash provided by (used in) financing activities	(32,172,000)	(80,000)	(32,252,000)

Net increase(decrease) in cash and cash equivalents	2,575,000	(4,060,000)	(1,485,000)
Cash and cash equivalents at the beginning of the period	21,313,000	4,060,000	25,373,000
Cash and cash equivalents at the end of the period	$23,888,000	$--	$23,888,000

PRIMEENERGY CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
RESTATED CONSOLIDATED BALANCE SHEETS

	As Reported December 2007	Adjustments (a)	As Restated December 2007

ASSETS:

Current assets:
Cash and cash equivalents	$25,373,000	$--	$25,373,000
Restricted cash and cash equivalents	3,633,000	--	3,633,000
Accounts receivable, net	21,456,000	(145,000)	21,311,000
Due from related parties	218,000	(186,000)	32,000
Prepaid expenses	1,391,000	--	1,391,000
Derivative contracts	1,332,000	--	1,332,000
Inventory at cost	3,705,000	--	3,705,000
Deferred income tax	1,582,000	--	1,582,000
Total current assets	58,690,000	(331,000)	58,359,000

Property and equipment, at cost:
Oil and gas properties (successful efforts method), net	237,724,000	128,000	237,852,000
Field and office equipment	8,209,000	--	8,209,000
Total net property and equipment	245,933,000	128,000	246,061,000

Other assets	1,236,000	9,000	1,245,000

Total assets	$305,859,000	$(194,000)	$305,665,000

PRIMEENERGY CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
  RESTATED CONSOLIDATED BALANCE SHEETS

	As Reported December 2007	Adjustment (a)	As Restated December 2007
LIABILITIES and STOCKHOLDERS’ EQUITY:

Current liabilities:
Current bank debt	$34,950,000	$--	$34,950,000
Accounts payable	26,945,000	(165,000)	26,780,000
Current portion of asset retirement and other long-term obligations	1,065,000	--	1,065,000
Derivative liability short term	4,340,000	--	4,340,000
Accrued liabilities	10,018,000	14,000	10,032,000
Due to related parties	700,000	(180,000)	520,000
Total current liabilities	78,018,000	(331,000)	77,687,000

Long-term bank debt	120,050,000	--	120,050,000
Asset retirement obligations	16,936,000	--	16,936,000
Derivative liability long term	3,369,000	--	3,369,000
Deferred income taxes	26,022,000	--	26,022,000
Total liabilities	244,395,000	(331,000)	244,064,000

Minority interest	12,792,000	137,000	12,929,000

Stockholders’ equity:
Preferred stock, $.10 par value, authorized 5,000,000 shares; none issued
Common stock, $.10 par value, authorized 10,000,000 shares; issued 7,694,970 in 2007 and 2006	769,000	--	769,000
Paid in capital	11,024,000	--	11,024,000
Retained earnings	72,885,000	--	72,885,000
Accumulated other comprehensive income (loss), net	(3,618,000)	--	(3,618,000)
	81,060,000	--	81,060,000
Treasury stock, at cost 4,639,191 common shares in 2007 and 4,558,54 in 2006	(32,388,000)	--	(32,388,000)
Total stockholders’ equity	48,672,000	--	48,672,000

Total liabilities and stockholders’ equity	$305,859,000	$(194,000)	$305,665,000

PRIMEENERGY CORPORATION and SUBSIDIARIES
  NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
  RESTATED CONSOLIDATED STATEMENTS OF OPERATIONS

	As Reported September 2007	Adjustments (a)	As Restated September 2007

Revenue:
Oil and gas sales	$87,804,000	$--	$87,804,000
Field service income	18,179,000	--	18,179,000
Administrative overhead fees	7,126,000	--	7,126,000
Other income	181,000	--	181,000
	113,290,000	--	113,290,000
Costs and expenses:
Lease operating expense	25,829,000	--	25,829,000
Field service expense	13,341,000	--	13,341,000
Depreciation, depletion and amortization	42,713,000	28,000	42,741,000
General and administrative expense	10,301,000	--	10,301,000
Exploration costs	525,000	--	525,000
	92,709,000	28,000	92,737,000

Add gain on sale and exchange of assets	581,000	--	581,000
Income from operations	21,162,000	(28,000)	21,134,000

Other income and expense:
Less: Interest expense	7,845,000	--	7,845,000
Add interest income	670,000	--	670,000
Less: Minority interest	3,104,000	(28,000)	3,076,000

Income before provision for income taxes	10,883,000	--	10,883,000
Provision for income taxes	3,918,000	--	3,918,000

Net income	$6,965,000	$--	$6,965,000

Basic net income per common share	$2.19	$0.00	$2.19
Diluted net income per common share	$1.77	$0.00	$1.77

PRIMEENERGY CORPORATION and SUBSIDIARIES
  NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
  RESTATED CONSOLIDATED STATEMENTS of CASH FLOWS

	As Reported September 2007	Adjustments (a)	As Restated September 2007
Cash flows from operating activities:
Net income	$6,965,000	$--	$6,965,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion on discounted liabilities	42,713,000	28,000	42,741,000
Dry hole and abandonment costs	318,000	--	318,000
Gain on sale of properties	(581,000)	--	(581,000)
Provision for deferred income taxes	3,774,000	--	3,774,000
Minority interest in earnings of partnerships	3,104,000	(28,000)	3,076,000
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	11,930,000	--	11,930,000
(Increase) decrease in due from related parties	950,000	(1,000)	949,000
(Increase) decrease in inventories	598,000	--	598,000
(Increase) decrease in prepaid expenses and other assets	(1,000)	9,000	8,000
Increase (decrease) in accounts payable	(5,656,000)	21,000	(5,635,000)
Increase (decrease) in accrued liabilities	3,848,000	(14,000)	3,834,000
Increase (decrease) in due to related parties	1,017,000	(6,000)	1,011,000
Net cash provided by operating activities	68,979,000	9,000	68,988,000

Cash flows from investing activities
Capital expenditures, including exploration expense	(90,208,000)	(4,412,000)	(94,620,000)
Proceeds from sale of properties and equipment	581,000	--	581,000
Net cash used in investing activities	(89,627,000)	(4,412,000)	(94,039,000)

Cash flows from financing activities
Purchase of stock for treasury	(3,669,000)	--	(3,669,000)
Increase in long-term bank debt and other long-term obligations	83,574,000	--	83,574,000
Repayment of long-term bank debt and other long-term obligations	(64,710,000)	--	(64,710,000)
Distribution to minority interest	(1,974,000)	--	(1,974,000)
Net cash provided by (used in) financing activities	13,221,000	--	13,221,000

Net increase(decrease) in cash and cash equivalents	(7,427,000)	(4,403,000)	(11,830,000)
Cash and cash equivalents at the beginning of the period	24,653,000	4,403,000	29,056,000
Cash and cash equivalents at the end of the period	$17,226,000	$--	$17,226,000

PRIMEENERGY CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

Explanatory Note to Restated Consolidated Statements of Operations, Balance Sheets and Statements of Cash Flows

a)	The adjustments reflect the changes related to the updated audited restated December 31, 2007 Financial Statements.

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

PRIMEENERGY CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

(5) Additional Balance Sheet Information (restated)

Certain balance sheet amounts are comprised of the following:

	September 30, 2008	December 31, 2007
Accounts Receivable:

Joint interest billing	$7,048,000	$3,192,000

Trade receivables	2,461,000	2,352,000

Oil and gas sales	13,932,000	14,785,000

Income tax receivable	—	795,000

Other	245,000	415,000
	$23,686,000	$21,539,000

Less, allowance for doubtful accounts	(293,000)	(228,000)
	$23,393,000	$21,311,000
Accounts Payable:

Trade	$6,621,000	$12,364,000

Royalty and other owners	19,127,000	11,209,000

Other	5,324,000	3,207,000

Total	$31,072,000	$26,780,000

Accrued Liabilities:

Compensation and related expenses	$4,094,000	1,687,000

Property cost	2,807,000	4,551,000

Income tax	2,264,000	—

Other	3,601,000	3,794,000

Total	$12,766,000	$10,032,000

PRIMEENERGY CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

(6) Property and Equipment (restated):

Property and equipment at September 30, 2008 and December 31, 2007 consisted of the following:

	September 30, 2008	December 31, 2007
Proved oil and gas properties, at cost	$413,667,000	$378,908,000

Unproved oil and gas properties, at cost	285,000	4,458,000

Less, accumulated depletion and depreciation	(192,116,000)	(145,514,000)
	$221,836,000	$237,852,000

Field service equipment and other	19,949,000	18,029,000

Less, accumulated depreciation	(11,022,000)	(9,820,000)
	$8,927,000	$8,209,000

Total net property and equipment	$230,763,000	$246,061,000

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

Asset Retirement Obligation: (restated)

A reconciliation of our liability for plugging and abandonment costs for the Nine Months Ended September 30, 2008 and the year ended December 31, 2007 is as follows:

	September 30, 2008	December 31, 2007
Asset retirement obligation – beginning of period	$17,361,000	$7,047,000

Liabilities incurred	318,000	468,000

Liabilities settled	(461,000)	(367,000)

Accretion expense	946,000	461,000

Revisions in estimated liabilities	1,390,000	9,752,000

Asset retirement obligation – end of period	$19,554,000	$17,361,000

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

Treasury stock purchases in 2008 and 2007 included shares acquired from related parties.  Purchases from related parties included 70,000 shares purchased for a total consideration of $3,500,000 during the nine months of 2008 and a total of 31,700 shares purchased for a total consideration of $1,743,500 in 2007.

Receivables from related parties consist of reimbursable general and administrative costs, lease operating expenses and reimbursement for property development and related costs.  These receivables are due from joint venture partners, which may include members of the Company’s Board of Directors.

Payables owed to related parties primarily represents receipts collected by the Company as agent, for the joint venture partners, which may include members of the Company’s Board of Directors, for oil and gas sales net of expenses. As of September 30, 2008, also in due to related parties is the amount of accrued interest owed to the related party, a member of the Company’s Board of Directors, with whom the Company’s offshore subsidiary entered into a credit agreement.  The agreement provides for a loan of $20 million at a rate of 10% per annum and is secured by certain oil and gas properties and the Company’s interest in a limited partnership which owns a shopping center in Alabama.  Also included in due to related parties is an amount of prepayments by two members of the Company’s Board of Director for their participation in a project with the Company’s offshore subsidiary.  Included at September 30, 2008 was $164,000 of accrued interest on the related party loan and $331,000 of prepayment for costs not yet incurred on the project

PRIMEENERGY CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

(12) Financial Instruments

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

PRIMEENERGY CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

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

PRIMEENERGY CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

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

PRIMEENERGY CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

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

PRIMEENERGY CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

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

LIQUIDITY AND CAPITAL RESOURCES
Cash flow provided by operations for the nine month period ended September 30, 2008 was $75,745,000. Excluding the effects of significant unforeseen expenses or other income, our cash flow from operations fluctuates primarily because of variations in oil and gas production and prices or changes in working capital accounts. Our oil and gas production will vary based on actual well performance but may be curtailed due to factors beyond our control. Hurricanes in the Gulf of Mexico may shut down our production for the duration of the storm’s presence in the Gulf or damage production facilities so that we cannot produce from a particular property for an extended amount of time. In addition, downstream activities on major pipelines in the Gulf of Mexico can also cause us to shut-in production for various lengths of time.

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

	Nine Months Ended September 30			Three Months Ended September 30
	2008	2007	Increase / (Decrease)	2008	2007	Increase / (Decrease)
Barrels of Oil Produced	469,000	419,000	50,000	149,000	155,000	(6,000)

Average Price Received	$95.05	$62.34	$32.71	$96.89	$72.05	$24.84

Oil Revenue	$44,577,000	$26,120,000	$18,457,000	$14,437,000	$11,167,000	$3,270,000

MCF of Gas Produced	6,838,000	8,362,000	(1,524,000)	2,115,000	3,677,000	(1,562,000)

Average Price Received	$9.36	$7.38	$1.98	$9.21	$6.64	$2.57

Gas Revenue	$63,997,000	$61,684,000	$2,313,000	$19,489,000	$24,403,000	$(4,914,000)

Total Oil & Gas Revenue	$108,574,000	$87,804,000	$20,770,000	$33,926,000	$35,570,000	$(1,644,000)

PrimeEnergy Corporation
September 30, 2008

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (continued)

Oil and gas prices received excluding the impact of derivatives were;

	Nine Months Ended September 30			Three Months Ended September 30
	2008	2007	Increase / (Decrease)	2008	2007	Increase / (Decrease)
Oil Price	$111.46	$61.65	$49.81	$116.19	$72.09	$44.10

Gas Price	$9.95	$6.73	$3.22	$10.22	$6.20	$4.02

Changes in production are due to production from properties added during 2007 and early 2008 offset by the natural decline of existing properties. The increase in oil production is related to our onshore drilling program while the change in gas production reflects the decline in production from our offshore properties.

Lease operating expense for the nine months of 2008 increased by $6,484,000, 25.1% compared to 2007 due to the addition of lease operating expenses of new properties, increased production taxes related to higher prices and overall price increases in oil field services.

General and administrative expenses for the nine months of 2008 increased by $883,000, 8.6% compared to 2007.

Field Service income and expense for the nine months of 2008 increased $581,000 and $1,446,000, respectively, compared to 2007. These increases reflect the upward trend in rates and costs during 2008.

Depreciation and depletion increased to $50,840,000 in 2008 from $42,741,000 in 2007. This increase is directly attributed to the majority of the Company’s offshore properties coming on line late 2007. These additions increased the overall property basis and production for the company.

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
September 30, 2008

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
September 30, 2008

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
September 30, 2008

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
______________

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
September 30, 2008

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

PrimeEnergy Corporation
(Registrant)

March 26, 2009	/s/ Charles E. Drimal, Jr.
(Date)	Charles E. Drimal, Jr.
President
Principal Executive Officer

March 26, 2009	/s/ Beverly A. Cummings
(Date)	Beverly A. Cummings
Executive Vice President
Principal Financial Officer

March 26, 2009	/s/ Lynne Pizor
(Date)	Lynne Pizor
Controller, Principal Accounting Officer