Form 10-K
period 2008-12-31
PRIMEENERGY CORP
filed 2009-04-03
CIK 56868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.    Yes  ☐    No  ☒

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

The aggregate market value of the voting stock of the Registrant held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of the last business day of the Registrant’s most recently completed second fiscal quarter, was $34,989,461.

The number of shares outstanding of each class of the Registrant’s Common Stock as of April 2, 2009 was 3,041,513 shares, Common Stock, $0.10 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement to be furnished to stockholders in connection with its Annual Meeting of Stockholders to be held in June 2009, are incorporated by reference in Part III hereof.

PrimeEnergy Corporation

FORM 10-K ANNUAL REPORT

For the Fiscal Year Ended

December 31, 2008

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

As of December 31, 2008, the Company had net capitalized costs related to oil and gas properties of $212.1 million, including $2.4 million of undeveloped properties. Total expenditures for the acquisition, exploration and development of the Company’s properties during 2008 were $53.7 million of which $649,000 related to exploration costs expensed during 2008. Proved reserves as of December 31, 2008, were 87 BCFe of gas which consisted of 98.6% proved developed reserves and 1.4% proved undeveloped reserves.

Significant 2008 activity

During 2008, we participated in drilling a total of 71 gross (41.68 net) wells, all of which were successful completions.

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

Summaries of the Company’s oil and gas drilling activities, oil and gas production, and undeveloped leasehold, mineral and royalty interests are set forth under Item 2., “Properties,” below. Summaries of the Company’s oil and gas reserves, future net revenue and present value of future net revenue are also set forth under Item 2., “Properties—Reserves” below.

Well Operations

The Company’s operations are conducted through a central office in Houston, Texas, and district offices in Houston and Midland, Texas, Oklahoma City, Oklahoma, and Charleston, West Virginia. The Company currently operates 1,645 oil and gas wells, 418 through the Houston office, 283 through the Midland office, 446 through the Oklahoma City office and 498 through the Charleston, West Virginia office. Substantially all of the wells operated by the Company are wells in which the Company has an interest.

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

PEMC, as managing general partner of the Partnerships and managing trustee of the Trusts, is responsible for all Partnership and Trust activities, the drilling of development wells and the production and sale of oil and gas from productive wells. PEMC also provides administration, accounting and tax preparation for the Partnerships and Trusts. PEMC is liable for all debts and liabilities of the Partnerships and Trusts, to the extent that the assets of a given limited partnership or trust are not sufficient to satisfy its obligations. The Company stopped sponsoring partnerships and trusts in 1992. Today there are only 18 partnerships and two trusts remaining. The aggregate number of limited partners in the Partnerships and beneficial owners of the Trusts now administered by PEMC is approximately 2,587. This number, as well as the number of remaining partnerships noted above, has decreased in recent years as the Company continues to buy back limited partner interest.

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

Oil Purchasers:
Texon Distributing L.P.	25%
Plains All American Inc.	61%
Gas Purchasers:
Unimark LLC	12%
Cokinos Energy Corporation	48%

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

Employees

At March 26, 2009, the Company had 232 full-time and 17 part-time employees, 21 of whom were employed by the Company at its principal offices in Stamford, Connecticut, 35 in Houston, Texas, at the offices of Prime Operating Company, Eastern Oil Well Service Company, EOWS Midland Company and Prime Offshore L.L.C., and 193 employees who were primarily involved in the district operations of the Company in Houston and Midland, Texas, Oklahoma City, Oklahoma and Charleston, West Virginia.

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

Item 1B.	UNRESOLVED STAFF COMMENTS.

The Company is a smaller reporting company and no response is required pursuant to this Item.

Item 2.	PROPERTIES.

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

The following table sets forth the exploratory and development drilling experience with respect to wells in which the Company participated during the three years ended December 31, 2008.

	2008		2007		2006
	Gross	Net	Gross	Net	Gross	Net
Exploratory:
Oil	2	1.5	—	—	—	—
Gas	—	—	—	—	5	3.750
Dry	—	—	1.375		1.400
Development:
Oil	69	40.18	30	13.88	41	22.141
Gas	—	—	—	—	28	11.664
Dry	—	—	—	—	—	—
Total:
Oil	71	41.68	30	13.88	41	22.141
Gas	—	—	—	—	33	15.414
Dry	—	—	1.375		1.400

	71	41.68	31	14.255	75	37.955

Oil and Gas Production

As of December 31, 2008, the Company had ownership interests in the following numbers of gross and net producing oil and gas wells and gross and net producing acres (1).

	Gross	Net
Producing wells (1)
Oil Wells	997	407
Gas Wells	1,186	517
Producing Acres	315,640.83	106,589.27

(1)	A gross well or gross acre is a well or an acre in which a working interest is owned. A net well or net is the sum of the fractional revenue interests owned in gross wells or gross acres. Wells are classified by their primary product. Some wells produce both oil and gas.

The following table shows the Company’s net production of crude oil and natural gas for each of the three years ended December 31, 2008. “Net” production is net after royalty interests of others are deducted and is determined by multiplying the gross production volume of properties in which the Company has an interest by percentage of the leasehold, mineral or royalty interest owned by the Company.

	2008	2007	2006
Oil (barrels)	658,000	561,000	456,000
Gas (Mcf)	8,899,000	11,312,000	6,411,000

The following table sets forth the Company’s average sales price per barrel of crude oil and average sales prices per one thousand cubic feet (“Mcf”) of gas, together with the Company’s average production costs per unit of production for the three years ended December 31, 2008.

	2008	2007	2006
Average sales price per barrel	$84.43	66.94	61.10
Average sales price Per Mcf	$8.93	7.50	6.83
Average production costs per net equivalent barrel (1)	$19.92	14.24	16.62

(1)	Net equivalent barrels are computed at a rate of 6 Mcf per barrel.

Undeveloped Acreage

The following table sets forth the approximate gross and net undeveloped acreage in which the Company has leasehold, mineral and royalty interests as of December 31, 2008. “Undeveloped acreage” is that acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves.

	Leasehold Interests		Mineral Interests		Royalty Interests
State	Gross Acres	Net Acres	Gross Acres	Net Acres	Gross Acres	Net Acres
Colorado	—	—	799	23	—	—
Gulf of Mexico	85,696	54,288	—	—	—	—
Louisiana	—	—	—	—	295	1
Montana	—	—	14,304	60	—	—
Nebraska	—	—	2,554	331	—	—
North Dakota	—	—	640	1	—	—
Oklahoma	4,176	1,895	320	0	2,880	24
Texas	1,826	1,371	640	2	—	—
West Virginia	220	41	—	—	—	—
Wyoming	—	—	—	—	140	35

TOTAL	91,918	57,595	19,257	417	3,315	60

Reserves

The Company’s interests, including the interests held by the Partnerships, in proved developed and undeveloped oil and gas properties have been evaluated by Ryder Scott Company, L.P. for each of the three years ended December 31, 2008. All of the Company’s reserves are located within the continental United States. The following table summarizes the Company’s oil and gas reserves at each of the respective dates (figures rounded):

	Reserve Category
	Proved Developed		Proved Undeveloped		Total
As of 12-31	Oil (bbls)	Gas (Mcf)	Oil (bbls)	Gas (Mcf)	Oil (bbls)	Gas (Mcf)
2006	4,986,000	75,434,000	219,000	2,479,000	5,205,000	77,913,000
2007	5,640,000	58,814,000	952,000	2,598,000	6,592,000	61,412,000
2008	5,317,000	54,140,000	—	1,198,000	5,317,000	55,338,000

The estimated future net revenue (using current prices and costs as of those dates) and the present value of future net revenue (at a 10% discount for estimated timing of cash flow) for the Company’s proved developed and proved undeveloped oil and gas reserves at the end of each of the three years ended December 31, 2008, are summarized as follows (figures rounded):

	Proved Developed		Proved Undeveloped		Total
As of 12-31	Future Net Revenue	Present Value Of Future Net Revenue	Future Net Revenue	Present Value 10 Of Future Net Revenue	Future Net Revenue	Present Value 10 Of Future Net Revenue	Present Value 10 Of Future Income Taxes	Standardized Measure of Discounted Cash flow
2006	$409,525,000	269,139,000	13,836,000	7,077,000	423,361,000	276,216,000	58,167,000	218,049,000
2007	$449,372,000	266,405,000	60,392,000	21,062,000	509,764,000	287,467,000	62,007,000	225,460,000
2008	$206,400,000	132,654,000	1,502,000	1,515,000	207,902,000	134,169,000	17,635,000	116,534,000

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

“Proved developed” oil and gas reserves are reserves that can be expected to be recovered from existing wells with existing equipment and operating methods. “Proved undeveloped” oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. The Company’s reserves include amounts attributable to minority interests in the Partnerships. These interests represent less than 10% of the Company’s reserves.

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

The spot price for gas at December 31, 2008 and 2007 was $5.62 and $6.79 per MMBTU, respectively. The range of spot prices during the year 2008 was a low of $5.40 and a high of $13.28 and the average was $8.84. The range during the first quarter of 2009 has been from $3.72 to $6.10, with an average of $4.57. The recent futures market prices have traded above $3.72 per MMBTU.

The NYMEX price for oil at December 31, 2008 and 2007 was $44.60 and $96.01 per barrel, respectively. The range of NYMEX prices during the year 2008 was a low of $33.87 and a high of $145.18 and the average was $99.63. The range during the first quarter of 2009 has been from $33.98 to $54.34, with an average of $43.11. The recent futures market prices have fluctuated around $52.00.

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

Since January 1, 2009, the Company has not filed any estimates of its oil and gas reserves with, nor were any such estimates included in any reports to, any federal authority or agency, other than the Securities and Exchange Commission, except Form EIA-23, Annual Survey of Domestic Oil and Gas Reserves, filed with The Energy Information Administration of the U.S. Department of Energy.

District Information

The following table presents certain reserve, production and well information as of December 31, 2008.

	Appalachian	Gulf Coast	Mid- Continent	West Texas	Offshore	Other	Total
Proved Reserves at Year End (Mmcfe)
Developed	12,516	7,850	22,486	32,750	9,345	1,098	86,045
Undeveloped	—	—	—	—	1,198	—	1.198

Total	12,516	7,850	22,486	32,750	10,543	1,098	87,243

Average Daily Production (Mmcfe per day)	2	3	7	10	12	1	35

Gross Wells	732	506	734	394	19	81	2,397
Net Wells	377	181	280	147	10	15	1,011
Gross Operated Wells	498	333	446	283	17	68	1,645

District Information

Appalachian Region

Our Appalachian activities are concentrated primarily in West Virginia. In this region, our assets include a large acreage position and a high concentration of wells. At December 31, 2008, we had 732 wells (377 net), of which 498 wells are operated by us. There are multiple producing intervals that include the Big Lime, Injun, Blue Monday, Weir, Berea, Gordon and Devonian Shale formations at depths primarily ranging from 1,600 to 5,600 feet. Average net daily production in 2008 was 2,290 Mcfe. While natural gas production volumes from Appalachian reservoirs are relatively low on a per-well basis compared to other areas of the United States, the productive life of Appalachian reserves is relatively long. At December 31, 2008, we had 12.5 Bcfe of proved reserves (substantially all natural gas) in the Appalachian region, constituting 14% of our total proved reserves. This region is managed from our office in Charleston, West Virginia.

Gulf Coast Region

Our development, exploitation, exploration and production activities in the Gulf Coast region are primarily concentrated in Louisiana, southeast Texas and south Texas. This region is managed from our office in Houston. Principal producing intervals are in the Marg Tex, Wilcox, Pettit, Glenrose, Woodbine, San Miguel, Olmos, and Yegua formations at depths ranging from 3,000 to 12,500 feet. We had 506 wells (181 net) in the Gulf Coast region as of December 31, 2008, of which 333 wells are operated by us. Average daily production in 2008 was 2,596 Mcfe. At December 31, 2008, we had 7.9 Bcfe of proved reserves (75% natural gas) in the Gulf Coast region, which represented 9% of our total proved reserves.

Mid-Continent Region

Our Mid-Continent activities are concentrated in central Oklahoma. As of December 31, 2008, we had 734 wells (280 net) in the Mid-Continent area, of which 446 wells are operated by us. Principal producing intervals in the Mid-Continent are in the Roberson, Avant, Skinner, Sycamore, Bromide, McLish, Hunton, Mississippian, Oswego, Red Fork, and Chester formations at depths ranging from 1,100 to 10,500 feet. Average net daily production in 2008 was 7,420 Mcfe. At December 31, 2008, we had 22.5 Bcfe of proved reserves (67% natural gas) in the Mid-Continent area, or 26% of our total proved reserves. This region is managed from our office in Oklahoma City.

West Texas Region

Our West Texas activities are concentrated in the Permian Basin in Texas and New Mexico. As of December 31, 2008, we had 394 wells (147 net) in the West Texas area, of which 283 wells are operated by us.

Principal producing intervals in the West Texas are in the Spraberry, Wolfcamp and San Andres formations at depths ranging from 5,500 to 12,500 feet. Average net daily production in 2008 was 10,382 Mcfe. At December 31, 2008, we had 32.8 Bcfe of proved reserves (34% natural gas) in the West Texas area, or 38% of our total proved reserves. This region is managed from our office in Midland, Texas.

Offshore Gulf of Mexico

Our development, exploitation, exploration and production activities in the Offshore Gulf of Mexico are primarily concentrated in the western gulf area in shallow water. This region is managed from our office in Houston. Principal producing intervals are in the Pleistocene to Miocene formations at depths ranging from 750 to 12,500 feet. We had 19 wells (10 net) in the Offshore Gulf of Mexico region as of December 31, 2008, of which 17 wells are operated by us. Average daily production in 2008 was 12,182 Mcfe. At December 31, 2008, we had 10.5 Bcfe of proved reserves (substantially all natural gas) in the Offshore Gulf of Mexico region, which represented 12% of our total proved reserves.

Acreage subject to Expiration in the next three years

	2009		2010		2011
State	Gross	Net	Gross	Net	Gross	Net
GULF OF MEXICO	12,757	8,894	—	—	28,800	21,600
OKLAHOMA	780	780	170	85	—	—
TEXAS	1,743	1,212	—	24	—	—
NEW MEXICO	3,920	3,287	320	87	—	—
WEST VIRGINIA	—	—	—	11	—	—
COLORADO	—	—	211	—	—	—

TOTAL	19,200	14,173	701	207	28,800	21,600

Item 3.	LEGAL PROCEEDINGS.

From time to time, the Company is party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, management does not expect these matters to have a materially adverse effect on the financial position or results of operations of the Company.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the fourth quarter of the fiscal year ended December 31, 2008, to a vote of the Company’s security-holders through the solicitation of proxies or otherwise.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s Common Stock is traded in the NASDAQ Stock Market, trading symbol “PNRG”. The high and low bid quotations for each quarterly period during the two years ended December 31, 2008, were as follows:

2008	High	Low	2007	High	Low
First Quarter	$58.00	$52.08	First Quarter	$64.97	$50.10
Second Quarter	$64.50	$52.00	Second Quarter	$64.90	$54.75
Third Quarter	$82.38	$50.68	Third Quarter	$58.60	$53.00
Fourth Quarter	$77.62	$44.63	Fourth Quarter	$56.95	$52.43

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

The number of record holders of the Company’s Common Stock as of March 30, 2009, was 717.

No dividends have been declared or paid during the past two years on the Company’s Common Stock. Provisions of the Company’s line of credit agreement restrict the Company’s ability to pay dividends. Such dividends may be declared out of funds legally available therefore, when and as declared by the Company’s Board of Directors.

Issuer Purchases of Equity Securities

In December 1993, we announced that our Board of Directors authorized a stock repurchase program whereby we may purchase outstanding shares of our Common Stock from time-to-time, in open market transactions or negotiated sales. A total of 2,700,000 shares have been authorized, to date, under this program. Through December 31, 2008, we repurchased a total of 2,503,277 shares under this program for $33,660,798 at an average price of $13.45 per share. Additional purchases of shares may occur as market conditions warrant. We expect future purchases will be funded with internally generated cash flow or from working capital.

2008 Month	Number of Shares	Average Price Paid per share	Maximum Number of Shares that May Yet Be Purchased Under The Program
January	60,684	$50.06	224,871
February	558	54.68	224,313
March	10,465	50.25	213,848
April	5,500	58.05	208,348
May	435	61.22	207,913
June	6,726	55.62	201,187
July	1,777	55.14	199,410
August	200	64.04	199,210
September	—	—	199,210
October	735	54.97	198,475
November	1,036	49.62	197,439
December	716	49.20	196,723

Total/Average/Remainder	88,832	$51.24

Item 6.	SELECTED FINANCIAL DATA

The company is a smaller reporting company and no response is required pursuant to this Item.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the financial statements of the Company and notes thereto. The Company’s subsidiaries are defined in Note 1 of the financial statements.

Liquidity And Capital Resources:

Cash flow provided by operations for the year ended December 31, 2008, was $84 million, compared to $95 million in the prior year.

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

The Company has in place both a stock repurchase program and a limited partnership interest repurchase program. Spending under these programs in 2008 was $5.03 million. The Company expects to expend substantially less in 2009 because of the drop in energy prices.

The Company currently maintains two credit facilities totaling $360 million, with a combined current borrowing base of $126.37 million. The bank reviews the borrowing base semi-annually and, at their discretion, may decrease or propose an increase to the borrowing base relative to a redetermined estimate of proved oil and gas reserves. Our oil and gas properties are pledged as collateral for the line of credit and we are subject to certain financial covenants defined in the agreement. We are currently in compliance with these financial covenants. If we do not comply with these covenants on a continuing basis, the lenders have the right to refuse to advance additional funds under the facility and/or declare all principal and interest immediately due and payable.

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

Results of Operations:

2008 as compared to 2007

The Company had net income of $541,000 in 2008 as compared to $7,920,000 in 2007. The significant components of net income are discussed below.

Oil and gas sales were $135,036,000 in 2008 as compared to $122,361,000 in 2007. A chart summarizing oil and gas production and revenue is presented below.

	2008	2007	Increase (Decrease)
Barrels of Oil Produced	658,000	561,000	97,000
Average Price Received (rounded)	$84.43	$66.94	$17.49

Oil Revenue	$55,554,000	$37,553,000	$18,001,000

Mcf of Gas Produced	8,899,000	11,312,000	(2,413,000)
Average Price Received (rounded)	$8.93	$7.50	$1.43

Gas Revenue	$79,482,000	$84,808,000	$(5,326,000)

Total Oil & Gas Revenue	$135,036,000	$122,361,000	$12,675,000

Oil & gas prices received excluding the impact of derivatives were:

	2008	2007	Increase (Decrease)
Oil Price	$95.74	$68.07	$27.67
Gas Price	$9.09	$6.86	$2.23

Changes in Production are due to additional production from properties added throughout 2008. The increase in oil production is from our 2008 West Texas properties.

Lease operating expenses increased by 22% to $42,643,000 in 2008 as compared to $34,841,000 in 2007. The difference is attributable to costs associated with properties added during 2008 and repairs made to marginal wells currently economic due to higher product price levels. This increase also reflects the overall price increase in oil field services.

General and administrative expenses increased by 18% to $14,512,000 in 2008 as compared to $12,349,000 in 2007. A large portion of this increase is the result of increased compensation expense. In addition there was approximately $438,000 of due diligence expenses incurred in 2008 related to screening offshore acquisitions.

Depreciation and depletion increased by 21% to $77,869,000 in 2008 from $64,507,000 in 2007. This increase is attributed to the Company’s offshore properties coupled with the added properties in our West Texas area.

Interest expense decreased by 28% to $7,967,000 in 2008 from $11,062,000 in 2007 due to decreased average debt coupled with a large decrease in average interest rates. The average interest rates paid on outstanding bank borrowings subject to interest during 2008 and 2007 were 5.64% and 8.77% respectively. As of December 31, 2008 and 2007, the total outstanding borrowings were $124,140,000 and $155,000,000, respectively.

Income tax expense of $59,000 in 2008 represents a 10% effective rate as compared to the effective rate of 33% in 2007. The primary reason for the lower effective rate is that percentage depletion deductions, which create a permanent difference, are more significant as a percentage of book income when book income is lower, as it was in 2008. Current tax expense in 2008 of $1,445,000 was partially offset by a benefit of $1,386,000 due to a decline in deferred tax liability.

The current federal tax expense for 2008 is above the statutory rate primarily due to depletion deductions being lower for tax than for book income purposes. This lower depletion is due to a lower basis in oil and gas properties due to prior year intangible costs having been expensed for tax purposes but capitalized for book. This difference was partially offset by the deduction of current year intangible drilling cost.

Item 7a.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is a smaller reporting company and no response is required pursuant to this item.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management believes that PrimeEnergy Corporation maintained effective internal control over financial reporting as of December 31, 2008.

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

There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	OTHER INFORMATION.

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information relating to the Company’s Directors, nominees for Directors and executive officers is included in the Company’s definitive proxy statement relating the Company’s Annual Meeting of Stockholders to be held in June, 2009 which will be filed with the U.S. Securities and Exchange Commission within 120 days of December 31, 2008, and which is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION.

Information relating to executive compensation is included in the Company’s definitive proxy statement relating to the Company’s Annual Meeting of Stockholders to be held in June, 2009, which will be filed with the U. S. Securities and Exchange Commission within 120 days of December 31, 2008, and which is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information relating to security ownership of certain beneficial owners and management is included in the Company’s definitive proxy statement relating to the Company’s Annual Meeting of Stockholders to be held in June, 2009, which will be filed with the U. S. Securities and Exchange Commission within 120 days of December 31, 2008, and which is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information relating to certain transactions by Directors and executive officers of the Company is included in the Company’s definitive proxy statement relating to the Company’s Annual Meeting of Stockholders to be held in June, 2009, which will be filed with the U. S. Securities and Exchange Commission within 120 days of December 31, 2008, and which is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information relating to principal accountant fees and services is included in the Company’s definitive proxy statement relating to the Company’s Annual Meeting of Stockholders to be held in June, 2009, which will be filed with the U. S. Securities and Exchange Commission within 120 days of December 31, 2008, and which is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this Report:

1.	Financial statements (Index to Financial Statements at page F-1 of this Report)

2.	Financial Statement Schedules (Index to Financial Statements – Supplementary Information at page F-1 of this Report)

3.	Exhibits:

3.1	Restated Certificate of Incorporation of PrimeEnergy Corporation (Incorporated by reference to Exhibit 3.1 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2004)

3.2	Bylaws of PrimeEnergy Corporation (Incorporated by reference to Exhibit 3.2 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2004)

10.3.1	Adoption Agreement #003 dated 4/23/2002, MassMutual Life Insurance Company Flexinvest Prototype Non-Standardized 401(k) Profit-Sharing Plan; EGTRRA Amendment to the PrimeEnergy employees 401(k) Savings Plan; MassMutual Retirement Services Flexinvest Defined Contribution Prototype Plan; Protected Benefit Addendum; Addendum to the Administrative Services Agreement Loan Agreement; Addendum to Administrative Services Agreement GUST Restatement Provisions; General Trust Agreement (Incorporated by reference to Exhibit 10.3.1 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2002) (1)

10.3.2	First Amendment to the PrimeEnergy Corporation Employees 401(k) Savings Plan (Incorporated by reference to Exhibit 10.3.2 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2008)

10.4	Amended and Restated Agreement of Limited Partnership, FWOE Partners L.P., dated as of August 22, 2005 (Incorporated by reference to Exhibit 10.3 of PrimeEnergy Corporation Form 8-K for events of August 22, 2005)

10.4.1	Contribution Agreement between F-W Oil Exploration L.L.C. and FWOE Partners L.P. dated as of August 22, 2005 (Incorporated by reference to exhibit 10.4 of PrimeEnergy Corporation Form 8-K for events of August 22, 2005)

10.18	Composite copy of Non-Statutory Option Agreements (Incorporated by reference to Exhibit 10.18 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2004) (1)

10.22.5	Amended and Restated Credit Agreement among PrimeEnergy Corporation, PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, EOWS Midland Company and Guaranty Bank, FSB as Agent and Letter of Credit Issuer and BNP Paribas, as Co-Documentation Agent and JPMorgan Chase Bank, N.A., as Co-Documentation Agent and the Lenders Signatory hereto, December 28, 2006 (Incorporated by reference to Exhibit 10.22.5 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.22.5.1	Letter from BNP Paribas regarding Amended and Restated Credit Agreement effective as of December 28, 2006, among PrimeEnergy Corporation, et al, and Guaranty Bank, FSB (Incorporated by reference to Exhibit 10.22.5.1 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.22.5.2	First Amendment to Amended and Restated Credit Agreement between PrimeEnergy Corporation, PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, EOWS Midland Company and Guaranty Bank, FSB as Agent and Letter of Credit Issuer BNP Paribas, as Co-Documentation Agent and JPMorgan Chase Bank, N.A. as Co-Documentation Agent and the Lenders Signatory Hereto, dated July 17, 2007. (filed herewith)

10.22.5.3	Second Amendment to Amended and Restated Credit Agreement between PrimeEnergy Corporation, PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, EOWS Midland Company and Guaranty Bank, FSB as Agent and Letter of Credit Issuer BNP Paribas, as Co-Documentation Agent and JPMorgan Chase Bank, N.A. as Co-Documentation Agent and the Lenders Signatory Hereto, dated October 9, 2007. (filed herewith)

10.22.5.4	Third Amendment to Amended and Restated Credit Agreement between PrimeEnergy Corporation, PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, EOWS Midland Company and Guaranty Bank, FSB as Agent and Letter of Credit Issuer and the Lenders Signatory Hereto, effective January 22, 2008. (filed herewith)

10.22.5.5	Fourth Amendment to Amended and Restated Credit Agreement between PrimeEnergy Corporation, PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, EOWS Midland Company and Guaranty Bank, FSB as Agent and Letter of Credit Issuer and the Lenders Signatory Hereto, effective February 8, 2008. (filed herewith)

10.22.5.6	Fifth Amendment to Amended and Restated Credit Agreement between PrimeEnergy Corporation, PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, EOWS Midland Company and Guaranty Bank, FSB as Agent and Letter of Credit Issuer and the Lenders Signatory Hereto, effective October 30, 2008. (filed herewith)

10.23.2	Amended and Restated Security Agreement between PrimeEnergy Corporation, PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, EOWS Midland Company, (debtor) and Guaranty Bank, FSB as Agent (secured party) December 28, 2006 (Incorporated by reference to Exhibit 10.23.2 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.23.3	Amended and Restated Security Agreement (Membership Pledge) by PrimeEnergy Corporation in favor of Guaranty Bank, FSB as Agent December 28, 2006 (Incorporated by reference to Exhibit 10.23.3 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.23.4	Amended and Restated Security Agreement between PrimeEnergy Corporation, PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, EOWS Midland Company, (debtor) and Guaranty Bank, FSB as Agent (secured party) December 28, 2006 (Incorporated by reference to Exhibit 10.23.4 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.23.5	Amended and Restated Security Agreement between Eastern Oil Well Service Company, EOWS Midland Company, (debtor) and Guaranty Bank, FSB as Agent (secured party) December 28, 2006 (Incorporated by reference to Exhibit 10.23.5 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.23.6	Security Agreement between Eastern Oil Well Service Company, EOWS Midland Company, (debtor) and Guaranty Bank, FSB as Agent (secured party) December 28, 2006 (Incorporated by reference to Exhibit 10.23.6 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.23.7	Amended and Restated Security Agreement between Southwest Oilfield Construction Company, (debtor) and Guaranty Bank, FSB as Agent (secured party) December 28, 2006 (Incorporated by reference to Exhibit 10.23.7 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.23.8	Amended and Restated Security Agreement effective between EOWS Midland Company, (debtor) and Guaranty Bank, FSB as Agent (secured party) December 28, 2006 (Incorporated by reference to Exhibit 10.23.8 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.25	Credit Agreement dated as of June 1, 2006 (but effective for all purposes as of August 22, 2005), between Prime Offshore L.L.C. as Borrower and PrimeEnergy Corporation as Lender (Incorporated by reference to Exhibit 10.25 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.26.1	Subordination Agreement effective as of June 29, 2006, between Prime Offshore L.L.C., PrimeEnergy Corporation, and Guaranty Bank, FSB (Incorporated by reference to Exhibit 10.26.1 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.26.2	Amended and Restated Credit Agreement among Prime Offshore L.L.C. between Guaranty Bank, FSB, as agent and the Lenders party hereto effective March 31, 2008. (Incorporated by reference to Exhibit 10.26.2 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2008)

10.27	Security Agreement effective June 29, 2006 between Prime Offshore L.L.C., and Guaranty Bank, FSB (debtor) and Guaranty Bank, FSB as Agent (secured party) (Incorporated by reference to Exhibit 10.27 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.27.1	Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production effective as of June 29, 2006, from Prime Offshore L.L.C. and Guaranty Bank, FSB (Incorporated by reference to Exhibit 10.27.1 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.27.2	Pledge Agreement as of June 29, 2006, between Guaranty Bank, FSB and Prime Offshore L.L.C. (Incorporated by reference to Exhibit 10.27.2 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.27.3	Subordinated Promissory Note dated effective March 31, 2008 in the face principal amount of up to $50,000,000 executed by Prime Offshore L.L.C. and payable to Artic Management Corporation. (Incorporated by reference to Exhibit 10.27.3 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2008)

10.27.4	Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production Dated effective as of March 31, 2008 from Prime Offshore L.L.C. to Mathias Eckenstein TTEE for Artic Management Corporation (first lien). (Incorporated by reference to Exhibit 10.27.4 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2008)

10.27.5	Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production Dated effective as of March 31, 2008 from Prime Offshore L.L.C. to Mathias Eckenstein TTEE for Artic Management Corporation (second lien). (Incorporated by reference to Exhibit 10.27.5 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2008)

10.27.6	Pledge Agreement dated as effective March 31, 2008 between Prime Offshore L.L.C. and Artic Management Corporation (General Partner Interest in FWOE Partners L.P.) (Incorporated by reference to Exhibit 10.27.6 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2008)

10.28	Completion and Liquidity Maintenance Agreement effective as of June 29, 2006, between PrimeEnergy Corporation, Guaranty Bank, FSB, and Prime Offshore, L.L.C. (Incorporated by reference to Exhibit 10.28 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.29	Put Right Agreement effective as of June 29, 2006, by and among PrimeEnergy Corporation and Prime Offshore L.L.C. (Incorporated by reference to Exhibit 10.29 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

14	PrimeEnergy Corporation Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

21	Subsidiaries (filed herewith)

23	Consent of Ryder Scott & Company L.P. (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(1)	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of April, 2009.

PrimeEnergy Corporation

By:	/s/ CHARLES E. DRIMAL, JR.
Charles E. Drimal, Jr.
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 3rd day of April, 2009.

/s/ CHARLES E. DRIMAL, JR. Charles E. Drimal, Jr.	Director and President; The Principal Executive Officer

/s/ BEVERLY A. CUMMINGS Beverly A. Cummings	Director, Vice President and Treasurer; The Principal Financial Officer

/s/ LYNNE PIZOR Lynne Pizor	Controller; The Principal Accounting Officer

/s/ MATTHIAS ECKENSTEIN	Director	/s/ CLINT HURT	Director
Matthias Eckenstein		Clint Hurt

/s/ H. GIFFORD FONG	Director	/s/ JAN K. SMEETS	Director
H. Gifford Fong		Jan K. Smeets

/s/ THOMAS S.T. GIMBEL	Director
Thomas S.T. Gimbel

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements
Consolidated Balance Sheet—December 31, 2008 and 2007	F-3
Consolidated Statement of Operations—for the years ended December 31, 2008 and 2007	F-4
Consolidated Statement of Stockholders’ Equity—for the years ended December 31, 2008 and 2007	F-5
Consolidated Statement of Comprehensive Income—for the years ended December 31, 2008 and 2007	F-6
Consolidated Statement of Cash Flows—for the years ended December 31, 2008 and 2007	F-7
Notes to Consolidated Financial Statements	F-8

Supplementary Information:
Capitalized Costs Relating to Oil and Gas Producing Activities, years ended December 31, 2008 and 2007	F-22
Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities, years ended December 31, 2008 and 2007	F-22
Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves, years ended December 31, 2008 and 2007	F-22
Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves, years ended December 31, 2008 and 2007	F-23
Reserve Quantity Information, years ended December 31, 2008 and 2007	F-24
Results of Operations from Oil and Gas Producing Activities, years ended December 31, 2008 and 2007	F-24
Notes to Supplementary Information	F-25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PrimeEnergy Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheet of PrimeEnergy Corporation and Subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PrimeEnergy Corporation and Subsidiaries as of December 31, 2008 and 2007, and the consolidated results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

PUSTORINO, PUGLISI & CO., LLP

New York, New York

April 3, 2009

PRIMEENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET, December 31, 2008 and 2007

	2008	2007
ASSETS:
Current assets:
Cash and cash equivalents	$11,808,000	$25,373,000
Restricted cash and cash equivalents	8,027,000	3,633,000
Accounts receivable, net	18,257,000	21,311,000
Due from related parties	678,000	32,000
Prepaid expenses	1,302,000	1,391,000
Derivative contracts	1,755,000	1,332,000
Inventory at cost	4,532,000	3,705,000
Deferred income tax	30,000	1,582,000

Total current assets	46,389,000	58,359,000

Property and equipment, at cost:
Proved oil and gas properties at cost	427,174,000	378,908,000
Unproved oil and gas properties at cost	2,409,000	4,458,000
Less: Accumulated depletion and depreciation	217,434,000	145,514,000

	212,149,000	237,852,000

Field and office equipment	19,513,000	18,029,000
Less: Accumulated depreciation	11,197,000	9,820,000

	8,316,000	8,209,000

Total net property and equipment	220,465,000	246,061,000

Other assets	976,000	1,245,000

Total assets	$267,830,000	$305,665,000

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Current bank debt	$16,970,000	$34,950,000
Accounts payable	26,715,000	26,780,000
Current portion of asset retirement and other long-term obligations	1,461,000	1,065,000
Derivative liability short term	387,000	4,340,000
Accrued liabilities	10,477,000	10,032,000
Due to related parties	233,000	520,000

Total current liabilities	56,243,000	77,687,000
Long-term bank debt	87,170,000	120,050,000
Indebtedness to related parties	20,000,000	—
Asset retirement obligations	18,650,000	16,936,000
Derivative liability long term	146,000	3,369,000
Deferred income taxes	25,688,000	26,022,000

Total liabilities	207,897,000	244,064,000

Minority interest	10,645,000	12,929,000

Stockholders’ equity:
Preferred stock, $.10 par value, authorized 5,000,000 shares; none issued	—	—
Common stock, $.10 par value, authorized 10,000,000 shares; issued 7,694,970 in 2008 and 2007	769,000	769,000
Paid in capital	11,024,000	11,024,000
Retained earnings	73,426,000	72,885,000
Accumulated other comprehensive income (loss)	1,009,000	(3,618,000)

	86,228,000	81,060,000
Treasury stock, at cost 4,647,316 common shares in 2008 and 4,558,484 in 2007	(36,940,000)	(32,388,000)

Total stockholders’ equity	49,288,000	48,672,000

Total liabilities and stockholders’ equity	$267,830,000	$305,665,000

The accompanying notes are an integral part of the consolidated financial statements.

PRIMEENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

for the years ended December 31, 2008 and 2007

	2008	2007
Revenue:
Oil and gas sales	$135,036,000	$122,361,000
Field service income	24,687,000	24,340,000
Administrative overhead fees	9,255,000	9,041,000
Other income	360,000	404,000

	169,338,000	156,146,000
Costs and expenses:
Lease operating expense	42,643,000	34,841,000
Field service expense	19,927,000	17,724,000
Depreciation, depletion and amortization	77,869,000	64,507,000
General and administrative expense	14,512,000	12,349,000
Exploration costs	649,000	633,000

	155,600,000	130,054,000

Add gain on sale and exchange of assets	392,000	598,000

Income from operations	14,130,000	26,690,000

Other income and expense:
Less: Interest expense	7,967,000	11,062,000
Add: Interest income	381,000	852,000
Less: Minority interest	5,944,000	4,728,000

Income before provision for income taxes	600,000	11,752,000
Provision for income taxes	59,000	3,832,000

Net income	$541,000	$7,920,000

Basic net income per common share	$0.18	$2.50

Diluted net income per common share	$0.14	$2.02

The accompanying notes are an integral part of the consolidated financial statements.

PRIMEENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

for the years ended December 31, 2008 and 2007

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
Balance at January 1, 2007	7,694,970	$769,000	$11,024,000	$64,965,000	$3,976,000	$(27,979,000)	$52,755,000
Purchased 80,399 shares of common stock						(4,409,000)	(4,409,000)
Net income				7,920,000			7,920,000
Other comprehensive loss, net of taxes					(7,594,000)		(7,594,000)

Balance at December 31, 2007	7,694,970	$769,000	$11,024,000	$72,885,000	$(3,618,000)	$(32,388,000)	$48,672,000

Purchased 88,832 shares of common stock						(4,552,000)	(4,552,000)
Net income				541,000			541,000
Other comprehensive income, net of taxes					4,627,000		4,627,000

Balance as of December 31, 2008	7,694,970	$769,000	$11,024,000	$73,426,000	$1,009,000	$(36,940,000)	$49,288,000

The accompanying notes are an integral part of the consolidated financial statements.

PRIMEENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2008	2007
Net Income	$541,000	$7,920,000

Other Comprehensive Income/(Loss), net of taxes:
Reclassification Adjustment for Settled Contracts, net of taxes of $3,064,000 and $2,374,000, respectively	5,446,000	(4,219,000)
Changes in Fair Value of Hedge Positions, net of taxes of $461,000 and $1,898,000, respectively	(819,000)	(3,375,000)

Total Other Comprehensive Income/(Loss)	4,627,000	(7,594,000)

Comprehensive Income	$5,168,000	$326,000

The accompanying notes are an integral part of the consolidated financial statements.

PRIMEENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

for the years ended December 31, 2008 and 2007

	2008	2007
Cash flows from operating activities:
Net income	$541,000	$7,920,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion on discounted liabilities	77,869,000	64,507,000
Dry hole and abandonment costs	—	343,000
Gain on sale of properties	(392,000)	(598,000)
Provision for deferred income taxes	(1,387,000)	1,215,000
Minority interest in earnings of partnerships	5,944,000	4,728,000
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	3,056,000	14,276,000
(Increase) decrease in due from related parties	(996,000)	1,306,000
(Increase) decrease in inventories	115,000	325,000
(Increase) decrease in prepaid expenses and other assets	(831,000)	(175,000)
Increase (decrease) in accounts payable	1,551,000	126,000
Increase (decrease) in accrued liabilities	(1,033,000)	53,000
Increase (decrease) in due to related parties	(697,000)	1,088,000

Net cash provided by operating activities	83,740,000	95,114,000

Cash flows from investing activities
Capital expenditures, including exploration expense	(55,515,000)	(109,819,000)
Proceeds from sale of properties and equipment	392,000	598,000

Net cash used in investing activities	(55,123,000)	(109,221,000)

Cash flows from financing activities
Purchase of stock for treasury	(4,552,000)	(4,409,000)
Increase in long-term bank debt and other long-term obligations	116,295,000	105,867,000
Repayment of long-term bank debt and other long-term obligations	(148,459,000)	(86,960,000)
Distribution to minority interest	(5,466,000)	(4,074,000)

Net cash provided by (used in) financing activities	(42,182,000)	10,424,000

Net (decrease) in cash and cash equivalents	(13,565,000)	(3,683,000)
Cash and cash equivalents at the beginning of the year	25,373,000	29,056,000

Cash and cash equivalents at the end of the year	$11,808,000	$25,373,000

Supplemental disclosures:
Income taxes paid during the year	$395,000	$1,643,000
Net income tax refunds received during the year	$—	$2,623,000
Interest paid during the year	$7,967,000	$11,062,000

The accompanying notes are an integral part of the consolidated financial statements.

PRIMEENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Operations and Significant Accounting Policies

Nature of Operations:

PrimeEnergy Corporation (“PEC”), a Delaware corporation, was organized in March 1973. The Company is engaged in the development, acquisition and production of oil and natural gas properties. The Company owns leasehold, mineral and royalty interests in producing and non-producing oil and gas properties across the United States, including Colorado, Kansas, Louisiana, Mississippi, Montana, Nebraska, New Mexico, North Dakota, Oklahoma, Texas, Utah, West Virginia and Wyoming and the Gulf of Mexico. The Company operates 1,645 wells and owns non-operating interests in over 823 additional wells. Additionally, the Company provides well-servicing support operations, site-preparation and construction services for oil and gas drilling and reworking operations, both in connection with the Company’s activities and providing contract services for third parties. The Company is publicly traded on the NASDAQ under the symbol “PNRG”. PEC owns Eastern Oil Well Service Company (“EOWSC”), EOWS Midland Company (“EMID”) and Southwest Oilfield Construction Company (“SOCC”), all of which perform oil and gas field servicing. PEC also owns Prime Operating Company (“POC”), which serves as operator for most of the producing oil and gas properties owned by the Company and affiliated entities. PEC also owns Prime Offshore L.L.C. (Prime Offshore), formerly F-W Oil Exploration LLC, which owns and operates properties in the Gulf of Mexico. PrimeEnergy Corporation and its subsidiaries are herein referred to as the “Company.” PrimeEnergy Management Corporation (“PEMC”), a wholly-owned subsidiary, acts as the managing general partner, providing administration, accounting and tax preparation services for 18 limited partnerships and 2 trusts (collectively, the “Partnerships”). The markets for the Company’s products are highly competitive, as oil and gas are commodity products and prices depend upon numerous factors beyond the control of the Company, such as economic, political and regulatory developments and competition from alternative energy sources.

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

PRIMEENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Income Taxes:

The Company follows the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recorded for the estimated future tax consequences attributable to the differences between the financial carrying amounts of existing assets and liabilities and their respective tax basis.

PRIMEENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and liabilities are measured using the tax rate in effect for the year in which those temporary differences are expected to turn around. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the year of the enacted rate change. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that the related tax benefits will not be realized.

The Company is required to make judgments, including estimating reserves for potential adverse outcomes regarding tax positions that the Company has taken. The Company accounts for uncertainty in income taxes using a recognition and measurement threshold for tax positions taken or expected to be taken in a tax return. The effective tax rate and the tax basis of assets and liabilities reflect management’s estimates of the ultimate outcome of various tax uncertainties.

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

PRIMEENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recently Issued Accounting Pronouncements:

In December 2008, the Securities and Exchange Commission (SEC) issued Release No. 33-8995, “Modernization of Oil and Gas Reporting,” which amends the oil and gas disclosures for oil and gas producers contained in Regulations S-K and S-X, as well as adding a section to Regulation S-K (Subpart 1200) to codify the revised disclosure requirements in Securities Act Industry Guide 2, which is being phased out. The goal of Release No. 33-8995 is to provide investors with a more meaningful and comprehensive understanding of oil and gas reserves. Energy companies affected by Release No. 33-8995 will be required to price proved oil and gas reserves using the un-weighted arithmetic average of the price on the first day of each month within the 12-month period prior to the end of the reporting period, unless prices are defined by contractual arrangements, excluding escalations based on future conditions. SEC Release No. 33-8995 is effective beginning January 1, 2010. The Company is currently evaluating what impact Release No. 33-8995 may have on its financial position, results of operations or cash flows.

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

In May 2008, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which identifies a consistent framework for selecting accounting principles to be used in preparing financial statements for non-governmental entities that are presented in conformity with United States generally accepted accounting principles (GAAP). The current GAAP hierarchy was criticized due to its complexity, ranking position of FASB Statements of Financial Accounting Concepts and the fact that it is directed at auditors rather than entities. SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The FASB does not expect that SFAS No. 162 will have a change in current practice, and the Company does not believe that SFAS No. 162 will have an impact on its financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Enhanced disclosures to improve financial reporting transparency are required and include disclosure about the location and amounts of derivative instruments in the financial statements, how derivative instruments are accounted for and how derivatives affect an entity’s financial position, financial performance and cash flows. A tabular format including the fair value of derivative instruments and their gains and losses, disclosure about credit risk-related derivative features and cross-referencing within the footnotes are also new requirements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application and comparative disclosures encouraged, but not required. The Company has not yet adopted SFAS No. 161.

PRIMEENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) was issued in an effort to continue the movement toward the greater use of fair values in financial reporting and increased transparency through expanded disclosures. It changes how business acquisitions are accounted for and will impact financial statements at the acquisition date and in subsequent periods. Certain of these changes will introduce more volatility into earnings. The acquirer must now record all assets and liabilities of the acquired business at fair value, and related transaction and restructuring costs will be expensed rather than the previous method of being capitalized as part of the acquisition. SFAS No. 141(R) also impacts the annual goodwill impairment test associated with acquisitions, including those that close before the effective date of SFAS No. 141(R). The definitions of a “business” and a “business combination” have been expanded, resulting in more transactions qualifying as business combinations. SFAS No. 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 31, 2008 and earlier adoption is prohibited. The Company cannot predict the impact that the adoption of SFAS No. 141(R) will have on its financial position, results of operations or cash flows with respect to any acquisitions completed after December 31, 2008.

2.	Significant Acquisitions and Dispositions

Historically the Company has repurchased the interests of the partners and trust unit holders in certain of the Partnerships. The Company purchased such interests in an amount totaling $481,000 in 2008 and $371,000 in 2007.

3.	Additional Balance Sheet Information

Accounts receivable at December 31, 2008 and 2007, consisted of the following:

	December 31,
	2008	2007
Joint interest billing	$2,244,000	$3,192,000
Trade receivables	7,270,000	2,352,000
Oil and gas sales	8,426,000	14,785,000
Income tax receivable	—	795,000
Other	608,000	415,000

	18,548,000	21,539,000
Less: allowance for doubtful accounts	(291,000)	(228,000)

Total	$18,257,000	$21,311,000

Accounts Payable at December 31, 2008 and 2007, consisted of the following:

	December 31,
	2008	2007
Trade	$9,753,000	$12,364,000
Royalty and other owners	13,215,000	11,209,000
Other	3,747,000	3,207,000

Total	$26,715,000	$26,780,000

PRIMEENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued Liabilities at December 31, 2008 and 2007, consisted of the following:

	December 31,
	2008	2007
Compensation and related expenses	$2,185,000	$1,687,000
Property costs	5,582,000	4,551,000
Income tax	504,000	—
Other	2,206,000	3,794,000

	$10,477,000	$10,032,000

4.	Property and Equipment

Total interest costs incurred during 2007 was $12,984,000. Of this amount, the Company capitalized $1,922,000. Capitalized interest is included as part of the cost of oil and gas properties. The capitalized rates are based upon the Company’s weighted-average cost of borrowings used to finance the expenditures. There was no interest capitalized during 2008.

5.	Long-Term Debt

Bank Debt:

The Company currently has credit facilities totaling $360 million, consisting of a $200 million credit facility through Guaranty Bank (the offshore facility) and a $160 million credit facility through a syndicate of banks led by Guaranty Bank (the onshore facility). The offshore facility’s maturity date is 2009 and onshore credit facility matures in 2011.

Availability under the credit facilities is based on the loan value assigned to PEC’s oil and gas properties. The determination of the Borrowing Base is made by the lenders taking into consideration the estimated value of PEC’s oil and gas properties in accordance with the lenders’ customary practices for oil and gas loans. This process involves reviewing PEC’s estimated proved reserves and their valuation. The Borrowing Base is re-determined semi-annually, and the available borrowing amount could be increased or decreased as a result of such redeterminations. In addition, PEC and the lenders each have discretion at any time to have the Borrowing Base re-determined. A revision to PEC’s reserves may prompt such a request on the part of the lenders, which could possibly result in a reduction in the Borrowing Base and availability under the credit facilities. If outstanding borrowings under either of the credit facilities exceed the applicable portion of the Borrowing Base, PEC would be required to repay the excess amount within a prescribed period. If we are unable to pay the excess amount, it would cause an event of default.

The credit facilities include terms and covenants that require the Company to maintain, as defined, a minimum current ratio, tangible net worth, debt coverage ratio and interest coverage ratio, and restrictions are placed on the payment of dividends and the amount of treasury stock the Company may purchase. The credit facilities are collateralized by substantially all of the Company’s assets. The Company is required to mortgage, and grant a security interest in, consolidated proved oil and gas properties. PEC also pledged the stock of several subsidiaries to the lenders to secure the credit facilities.

During the second quarter 2008, the Company entered into an amended and restated credit agreement related to the offshore credit facility allowing for a subordinated credit facility with a private lender and the release of certain collateral which was then pledged to the new lender under a separate credit agreement.

PRIMEENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2008, the borrowing bases and outstanding balances of the Company’s bank debt were $112 million and $87.17 million, respectively, under the onshore credit facility at a weighted average interest rate of 5.49%, and $16.97 million under the offshore credit facility at a weighted average interest rate of 6%. Total outstanding bank debt was $104.14 million at December 31, 2008. The combined average interest rates paid on outstanding bank borrowings subject to interest at the bank’s base rate and on outstanding bank borrowings bearing interest based upon the LIBO rate were 5.64% during 2008 as compared to 8.76% in 2007. The Company’s onshore borrowing base was increased from $96 million to $112 million effective October 30, 2008.

The Company entered into interest rate hedge agreements to help manage interest rate exposure. These contracts include interest rate swaps. Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. The Company entered into interest swap agreements for a period of two years, beginning in April 2008, related to $60 million of Company bank debt resulting in a fixed rate of 4.375%. The underlying debt contracts above are, re-priced quarterly based upon the three-month LIBO rates.

Indebtedness to related parties—non-current:

During the second quarter 2008, the Company’s offshore subsidiary entered into a subordinated credit facility with a private lender with an availability of $50 million. The private lender has specific collateral pledged under a separate credit agreement. The private lender is a member of the Company’s Board of Directors. The current advances under this credit facility are $20 million. The facility matures in January 2010. The new loan bears interest at the rate of 10% per annum.

6.	Commitments

Operating Leases:

The Company has several non-cancelable operating leases, primarily for rental of office space, that have a term of more than one year. The future minimum lease payments for the operating leases are as follows.

Operating Leases
2009	$569,000
2010	391,000
2011	331,000
2012	128,000

Total minimum payments	$1,419,000

Asset Retirement Obligation:

A reconciliation of the liability for plugging and abandonment costs for the years ended December 31, 2008 and 2007 is as follows:

	2008	2007
Asset retirement obligation—beginning of period	$17,361,000	$7,047,000
Liabilities incurred	627,000	468,000
Liabilities settled	(1,292,000)	(367,000)
Accretion expense	1,395,000	461,000
Revisions in estimated liabilities	1,450,000	9,752,000

Asset retirement obligation—end of period	$19,541,000	$17,361,000

PRIMEENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company, as managing general partner of the affiliated Partnerships, is responsible for all Partnership activities, including the drilling of development wells and the production and sale of oil and gas from productive wells. The Company also provides the administration, accounting and tax preparation work for the Partnerships, and is liable for all debts and liabilities of the affiliated Partnerships, to the extent that the assets of a given limited Partnership are not sufficient to satisfy its obligations. As of December 31, 2008, the affiliated Partnerships have established cash reserves in excess of their debts and liabilities and the Company believes these reserves will be sufficient to satisfy Partnership obligations.

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

In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. At December 31, 2008 and 2007, options on 767,500 shares were outstanding and exercisable at prices ranging from $1.00 to $1.25.

9.	Income Taxes

The components of the provision for income taxes for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007
Federal:
Current	$754,000	$567,000
Deferred	(1,158,000)	2,662,000
State:
Current	691,000	660,000
Deferred	(228,000)	(57,000)

Total	$59,000	$3,832,000

PRIMEENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of net deferred tax assets and liabilities are as follows:

	December 31, 2008	December 31, 2007
Current assets:
Compensation allowance	$415,000	$443,000
Allowance for doubtful accounts	108,000	56,000
Unrealized loss on hedging transactions	139,000	1,083,000

Total current deferred income tax assets	$662,000	$1,582,000

Current liabilities:
Unrealized loss for swap transactions	$632,000	$—

Net current deferred tax asset	$30,000	$1,582,000

Non-current assets:
Alternative minimum tax credits	$7,946,000	$7,478,000
Net operating loss carry-forwards	161,000	2,526,000
Percentage depletion carry-fowards	1,101,000	1,099,000
Unrealized loss on hedging transactions	—	953,000

Total non-current assets	$9,208,000	$12,056,000

Non-current liabilities:
Basis differences relating to partnerships	$1,774,000	$1,381,000
Depletion and depreciation	33,045,000	36,697,000
Unrealized gain on hedging transactions	77,000	—

Total non-current liabilities	$34,896,000	$38,078,000

Net non-current deferred income tax liabilities	$25,688,000	$26,022,000

The total provision for income taxes for the years ended December 31, 2008 and 2007 varies from the federal statutory tax rate as a result of the following:

	December 31, 2008	December 31, 2007
Expected tax expense	$203,000	$4,006,000
State income tax, net of federal benefit	309,000	398,000
Percentage depletion	(639,000)	(697,000)
Executive compensation	186,000	125,000
Other, net	—	—

Tax expense	$59,000	$3,832,000

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

PRIMEENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Uncertain Tax Positions

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109.” This Interpretation provides guidance for recognizing and measuring uncertain tax positions as defined in SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a two-step process for accounting for income tax uncertainties. First, a threshold condition of “more likely than not” should be met to determine whether any of the benefit of the uncertain tax position should be recognized in the financial statements. If the recognition threshold is met, FIN 48 provides additional guidance on measuring the amount of the uncertain tax position. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Guidance is also provided regarding derecognition, classification, interest and penalties, interim period accounting, transition and increased disclosure of these uncertain tax position. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no change to the liability for unrecognized tax benefits.

The Company recognizes accrued interest related to uncertain tax positions in Interest Expense and Other and accrued penalties related to such positions in General and Administrative expense in the Consolidated Statement of Operations, which is consistent with the recognition of these items in prior reporting periods. As of December 31, 2008, the Company determined that no accrual for penalties was required.

The Company files income tax returns in the U.S. federal jurisdiction and various states. During 2008, the Internal Revenue Service completed its review of the Company’s Federal income tax returns for the years ended 2004 through 2006, and of a refund claim based on carrying a 2006 net operating loss to 2005. No changes were made to the amounts reported in any of the periods examined, or to the refund claimed.

10.	Segment Information and Major Customers

The Company operates in one industry—oil and gas exploration, development, operation and servicing. The Company’s oil and gas activities are entirely in the United States.

The Company sells its oil and gas production to a number of purchasers. Listed below are the percent of the Company’s total oil and gas sales made to each of the customers whose purchases represented more than 10% of the Company’s oil and gas sales in the year 2008.

Oil Purchasers:		Gas Purchasers:
Texon Distributing L.P.	25%	Unimark LLC	12%
Plains All American Inc.	61%	Cokinos Energy Corporation	48%

Although there are no long-term oil and gas purchasing agreements with these purchasers, the Company believes that they will continue to purchase its oil and gas products and, if not, could be replaced by other purchasers.

11.	Financial Instruments

Adoption of SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a formal framework for measuring fair values of assets and liabilities in financial statements that are already

PRIMEENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

required by United States generally accepted accounting principles to be measured at fair value. SFAS No. 157 clarifies guidance in FASB Concepts Statement (CON) No. 7 which discusses present value techniques in measuring fair value. Additional disclosures are also required for transactions measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which granted a one year deferral (to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years) for certain non-financial assets and liabilities to comply with SFAS No. 157. The Company will adopt the provisions of SFAS No. 157 covered under FSP No. 157-2 on January 1, 2009. Additionally, in February 2008, the FASB issued FSP No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which amends SFAS No. 157 to exclude SFAS No. 13 and related pronouncements that address fair value measurements for purposes of lease classification and measurement. FSP No. FAS 157-1 is effective upon the initial adoption of SFAS No. 157. The Company has adopted SFAS No. 157 and the related FSPs discussed above which did not have an impact on its financial position or results of operations for the year ended December 31, 2008.

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

The Company utilizes market data or assumptions that market participants who are independent, knowledgeable and willing and able to transact would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. The Company attempts to utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company is able to classify fair value balances based on the observability of those inputs. SFAS No. 157 establishes a formal fair value hierarchy based on the inputs used to measure fair value. The hierarchy gives the highest priority to level 1 measurements and the lowest priority to level 3 measurements, and accordingly, level 1 measurements should be used whenever possible.

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

PRIMEENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2008
Assets
Commodity Derivative Contracts	—	—	$2,111,000	$2,111,000

Total Assets	—	—	$2,111,000	$2,111,000

Liabilities
Interest Rate Derivative Contracts	—	—	$(533,000)	$(533,000)

Total Liability	—	—	$(533,000)	$(533,000)

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

PRIMEENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as level 3 in the fair value hierarchy.

Net liabilities as of January 1, 2008	$(3,618,000)
Total realized and unrealized losses:
Included in earnings(a)	(5,446,000)
Included in other comprehensive income	10,927,000
Purchases, sales, issuances and settlements, net	(285,000)

Net assets as of December 31, 2008	$1,578,000

(a)	Amounts reported in net income are classified as oil and gas sales for commodity derivative instruments and as a reduction to interest expense for interest rate swap instruments.

The Company periodically enters into derivative commodity instruments to hedge its exposure to price fluctuations on natural gas and crude oil production. At December 31, 2008, the Company had seven cash flow hedges open: seven crude oil collar arrangements. At December 31, 2008, $2.11 million ($1.35 million net of tax) unrealized gain was recorded in Accumulated Other Comprehensive Income, along with a $1.75 million and $356 thousand short-term and long-term derivative receivable. The change in the fair value of derivatives designated as hedges that is effective is initially recorded to Accumulated Other Comprehensive Income. The ineffective portion, if any, of the change in the fair value of derivatives designated as hedges, and the change in fair value of all other derivatives, is recorded currently in earnings as a component of oil and gas sales.

As of December 31, 2008, the oil price collars covers 561 Mbbl of production at a floor price ranging from $60.00 to $65.00, a ceiling price ranging from $77.40 to $86.50.

Assuming no change in commodity prices, after December 31, 2008, the Company would expect to reclassify to the Statement of Operations, over the next 12 months, $1.12 million in after-tax income associated with commodity hedges. This reclassification represents the net short-term receivable associated with open positions currently not reflected in earnings at December 31, 2008 related to anticipated 2009 production.

12.	Related Party Transactions

The Company, as managing general partner or managing trustee, makes an annual offer to repurchase the interest of the partners and trust unit holders in certain of the Partnerships or Trusts. The Company purchased such interests in an amount totaling $481,000 during 2008 and $371,000 during 2007.

Treasury stock purchases in 2008 and 2007 included shares acquired from related parties. Purchases from related parties included 70,000 shares purchased for a total consideration of $3,500,000 during 2008 and a total of 31,700 shares purchased for a total consideration of $1,743,500 in 2007.

Receivables from related parties consist of reimbursable general and administrative costs, lease operating expenses and reimbursement for property development and related costs. These receivables are due from joint venture partners, which may include members of the Company’s Board of Directors. Included at December 31, 2008 in due from related parties is an amount of $574,000 by two members of the Company’s Board of Director for their participation in a project with the Company’s offshore subsidiary.

Payables owed to related parties primarily represent receipts collected by the Company as agent for the joint venture partners, which may include members of the Company’s Board of Directors, for oil and gas sales net of expenses. Also included in due to related parties is the amount of accrued interest owed to the related party, a

PRIMEENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

member of the Company’s Board of Directors, with whom the Company’s offshore subsidiary entered into a credit agreement. The agreement provides for a loan of $20 million at a rate of 10% per annum and is secured by certain oil and gas properties and the Company’s interest in a limited partnership which owns a shopping center in Alabama. Included at December 31, 2008 was $169,000 of accrued interest on the related party loan.

13.	Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents include $8,027,000 and $3,633,000 at December 31, 2008 and 2007, respectively, of cash primarily pertaining to oil and gas revenue payments. There were corresponding accounts payable recorded at December 31, 2008 and 2007 for these liabilities.

14.	Salary Deferral Plan

The Company maintains a salary deferral plan (the “Plan”) in accordance with Internal Revenue Code Section 401(k), as amended. The Plan provides for discretionary and matching contributions, which approximated $438,000 and $437,000 in 2008 and 2007, respectively.

15.	Earnings per Share

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:

	Year ended December 31, 2008
	Net Income	Number of Shares	Per share Amount
Net income per common share	$541,000	3,062,159	$0.18
Effect of dilutive securities:
Options	—	753,754

Diluted net income per common share	$541,000	3,815,913	$0.14

	Year ended December 31, 2007
	Net Income	Number of Shares	Per share Amount
Net income per common share	$7,920,000	3,174,032	$2.50
Effect of dilutive securities:
Options	—	752,868

Diluted net income per common share	$7,920,000	3,926,900	$2.02

PRIMEENERGY CORPORATION AND SUBSIDIARIES

SUPPLEMENTARY INFORMATION

PRIMEENERGY CORPORATION AND SUBSIDIARIES

CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES

December 31, 2008 and 2007

(Unaudited)

	2008	2007
Developed oil and gas properties	$426,190,000	$378,908,000
Undeveloped oil and gas properties	3,393,000	4,458,000

	429,583,000	383,366,000
Accumulated depreciation, depletion and valuation allowance	217,434,000	145,514,000

Net capitalized costs	$212,149,000	$237,852,000

COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION,

EXPLORATION AND DEVELOPMENT ACTIVITIES

Years ended December 31, 2008 and 2007

(Unaudited)

	2008	2007
Acquisition of Properties Developed	$—	$371,000
Undeveloped	$—	$184,000
Exploration Costs	$649,000	$633,000
Development Costs	$53,718,000	$86,574,000

STANDARDIZED MEASURE OF DISCOUNTED FUTURE

NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

Years Ended December 31, 2008 and 2007

(Unaudited)

	2008	2007
Future cash inflows	$505,316,000	$996,419,000
Future production and development costs	(297,414,000)	(487,001,000)
Future income tax expenses	(31,259,000)	(127,961,000)

Future net cash flows	176,643,000	381,457,000
10% annual discount for estimated timing of cash flow	(60,109,000)	(155,997,000)

Standardized measure of discounted future net cash flows	$116,534,000	$225,460,000

See accompanying notes to supplementary information.

PRIMEENERGY CORPORATION AND SUBSIDIARIES

STANDARDIZED MEASURE OF DISCOUNTED FUTURE

NET CASH FLOWS AND CHANGES THEREIN

RELATING TO PROVED OIL AND GAS RESERVES

Years Ended December 31, 2008 and 2007

(Unaudited)

The following are the principal sources of change in the standardized measure of discounted future net cash flows during 2008 and 2007:

For Year Ended December 31,	2008	2007
Sales of oil and gas produced, net of production costs	$92,393,000	$(83,990,000)
Net changes in prices and production costs	(129,629,000)	93,088,000
Extensions, discoveries and improved recovery	45,879,000	10,554,000
Revisions of previous quantity estimates	(34,889,000)	(16,462,000)
Reserves purchased, net of development costs	—	(23,000)
Net change in development costs	27,975,000	(27,304,000)
Reserves sold	—	—
Accretion of discount	28,746,700	32,564,000
Net change in income taxes	44,372,000	(1,979,000)
Changes in production rates (timing) and other	1,012,000	973,000

Net change	(108,926,300)	7,421,000
Standardized measure of discounted future net cash flow:
Beginning of year	225,460,000	218,049,000

End of year	$116,533,700	$225,460,000

See accompanying notes to supplementary information.

RESERVE QUANTITY INFORMATION

Years Ended December 31, 2008 and 2007

(Unaudited)

	2008		2007
	Oil (bbls.)	Gas (Mcf)	Oil (bbls.)	Gas (Mcf)
Proved developed and undeveloped reserves:
Beginning of year	6,592,000	61,412,000	5,205,000	77,912,000
Extensions, discoveries and improved recovery	2,048,000	6,409,000	941,000	2,343,000
Revisions of previous estimates	(2,665,000)	(3,584,000)	1,007,000	(7,531,000)
Purchases	—	—	—	—
Reserves sold	—	—	—	—
Production	(658,000)	(8,899,000)	(561,000)	(11,312,000)

End of year	5,317,000	55,338,000	6,592,000	61,412,000

Proved developed reserves	5,317,000	54,140,000	5,640,000	58,814,000

RESULTS OF OPERATIONS FROM OIL AND GAS PRODUCING ACTIVITIES

Years Ended December 31, 2008 and 2007

(Unaudited)

	2008	2007
Revenue:
Oil and gas sales	$135,036,000	$122,361,000

Costs and expenses:
Lease operating expense	42,643,000	34,841,000
Exploration costs	649,000	633,000
Depreciation and Depletion	69,711,000	59,792,000
Income tax expense	4,995,000	7,569,000

	117,998,000	102,835,000

Results of operations from producing activities (excluding corporate overhead and interest costs)	$17,038,000	$19,526,000

See accompanying notes to supplementary information.

PRIMEENERGY CORPORATION AND SUBSIDIARIES

NOTES TO SUPPLEMENTARY INFORMATION

(Unaudited)

1.	Presentation of Reserve Disclosure Information

Reserve disclosure information is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 69 (“SFAS 69”), “Disclosures About Oil and Gas Producing Activities”. The Company’s reserves include amounts attributable to minority interests in the Partnerships. These interests represent less than 10% of the Company’s reserves.

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

The 2008 extensions and discoveries reflect the successful drilling activity in our West Texas area.

The 2007 extensions and discoveries reflect the successful drilling activity related to our West Texas properties. The downward revisions during 2007 are related to our offshore properties.