Form 10-Q
period 2009-03-31
PRIMEENERGY CORP
filed 2009-05-20
CIK 56868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2009

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

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings required for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” and “smaller reporting company” in Rule 12-B of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if smaller reporting company)	Smaller Reporting Company ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each class of the Registrant’s Common Stock as of May 11, 2009 was: Common Stock, $0.10 par value, 3,040,872 shares.

PrimeEnergy Corporation

Index to Form 10-Q

March 31, 2009

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PrimeEnergy Corporation

Consolidated Balance Sheet

March 31, 2009 and December 31, 2008

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$11,593,000	$11,808,000
Restricted cash and cash equivalents	8,182,000	8,027,000
Accounts receivable (net)	11,376,000	18,257,000
Due from related parties	239,000	678,000
Prepaid expenses	820,000	1,302,000
Derivative contracts	1,476,000	1,755,000
Inventory at cost	4,506,000	4,532,000
Deferred income tax	67,000	30,000

Total current assets	38,259,000	46,389,000

Property and equipment, at cost
Oil and gas properties (successful efforts method), net	205,078,000	212,149,000
Field service equipment and other, net	7,889,000	8,316,000

Net property and equipment	212,967,000	220,465,000

Other assets	731,000	976,000

Total assets	$251,957,000	$267,830,000

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Consolidated Balance Sheet

March 31, 2009 and December 31, 2008

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Current bank debt	$14,370,000	$16,970,000
Accounts payable	23,820,000	26,715,000
Current portion of asset retirement and other long term obligation	1,506,000	1,461,000
Derivative liability short term	494,000	387,000
Accrued liabilities	5,734,000	10,477,000
Due to related parties	402,000	233,000

Total current liabilities	46,326,000	56,243,000

Long-term bank debt	88,220,000	87,170,000
Indebtedness to related parties	20,000,000	20,000,000
Asset retirement obligation	18,130,000	18,650,000
Derivative liability long term	7,000	146,000
Deferred income taxes	23,914,000	25,688,000

Total liabilities	196,597,000	207,897,000

Stockholders’ equity:
Preferred stock, $.10 par value, authorized 5,000,000 shares, none issued	—	—
Common stock, $.10 par value, authorized 10,000,000 shares; issued 7,694,970 in 2009 and 2008	769,000	769,000
Paid in capital	11,024,000	11,024,000
Retained earnings	69,928,000	73,426,000
Accumulated other comprehensive income, net	775,000	1,009,000

	82,496,000	86,228,000
Treasury stock, at cost, 4,653,152 common shares at 2009 and 4,647,316 common shares at 2008	(37,165,000)	(36,940,000)

Total stockholders’ equity	45,331,000	49,288,000
Non-controlling interest	10,029,000	10,645,000

Total equity	55,360,000	59,933,000

Total liabilities and equity	$251,957,000	$267,830,000

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Consolidated Statement of Operations

Three Months Ended March 31, 2009 and 2008

(Unaudited)

	2009	2008
Revenue:
Oil and gas sales	$16,038,000	$34,101,000
Field service income	4,958,000	6,255,000
Administrative overhead fees	2,269,000	2,199,000
Other income	12,000	202,000

Total revenue	23,277,000	42,757,000

Costs and expenses:
Lease operating expense	8,227,000	9,706,000
Field service expense	4,065,000	4,779,000
Depreciation, depletion and amortization	11,768,000	16,920,000
General and administrative expense	2,857,000	3,225,000
Exploration costs	6,000	57,000

Total costs and expenses	26,923,000	34,687,000

Gain/(loss) on sale and exchange of assets	96,000	(15,000)

Income/(loss) from operations	(3,550,000)	8,055,000

Other income and expenses:
Less: interest expense	1,566,000	2,447,000
Add interest income	10,000	157,000

Income/(loss) before provision/(benefit) for income taxes	(5,106,000)	5,765,000
Provision/(benefit) for income taxes	(1,623,000)	1,388,000

Net income/(loss)	(3,483,000)	4,377,000

Income/(loss) attributable to the non-controlling interest	(15,000)	(1,646,000)

Net income/(loss) attributable to PrimeEnergy	$(3,498,000)	$2,731,000

Basic income/(loss) per common share	$(1.15)	$0.88

Diluted income/(loss) per common share	$(.92)	$0.71

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Consolidated Statement of Stockholders’ Equity

Three Months Ended March 31, 2009

(Unaudited)

	Common Stock		Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income/Loss	Treasury Stock	Total Stockholders’ Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at December 31, 2008	7,694,970	$769,000	$11,024,000	$73,426,000	$1,009,000	$(36,940,000)	$49,288,000	$10,645,000	$59,933,000
Purchased 5,836 shares of common stock						(225,000)	(225,000)		(225,000)
Net loss				(3,498,000)			(3,498,000)	15,000	(3,483,000)
Other comprehensive income/(loss), net of taxes					(234,000)		(234,000)		(234,000)
Distributions to non-controlling interests							—	(631,000)	(631,000)

Balance at March 31, 2009	7,694,970	$769,000	$11,024,000	$69,928,000	$775,000	$(37,165,000)	$45,331,000	$10,029,000	$55,360,000

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Consolidated Statement of Comprehensive Income

	Quarter Ended March 31, 2009	Quarter Ended March 31, 2008
Net Income/(loss)	$(3,498,000)	$2,731,000

Other Comprehensive Income/(Loss), net of taxes:
Reclassification Adjustment for Settled Contracts, net of taxes of $403,000 and $208,000, respectively	(716,000)	368,000
Changes in Fair Value of Hedge Positions, net of taxes of $271,000 and $5,369,000, respectively	482,000	(9,545,000)

Total Other Comprehensive Income/(Loss)	(234,000)	(9,177,000)

Comprehensive Income/(loss)	(3,732,000)	(6,446,000)

Comprehensive loss attributable to non-controlling interest	(15,000)	(1,646,000)

Comprehensive income/(loss) attributable to common stockholders	$(3,717,000)	$(4,800,000)

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2009 and 2008

(Unaudited)

	2009	2008
Cash flows from operating activities:
Net income/(loss)	$(3,498,000)	$2,731,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion on discounted liabilities	11,768,000	16,920,000
Dry hole and abandonment expense	—	—
Gain/(loss) on sale of properties	(96,000)	15,000
Provision for deferred taxes	(1,781,000)	(493,000)
Non-controlling interest in earnings of partnerships	(15,000)	1,646,000
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	6,880,000	16,000
(Increase) decrease in due from related parties	439,000	814,000
(Increase) decrease in inventories	26,000	(8,000)
(Increase) decrease in prepaid expenses and other assets	142,000	(14,000)
Increase (decrease) in accounts payable	(2,864,000)	601,000
Increase (decrease) in accrued liabilities	(212,000)	2,882,000
Increase (decrease) in due to related parties	170,000	(594,000)

Net cash provided by operating activities:	10,959,000	24,516,000

Cash flows from investing activities:
Capital expenditures, including exploration expense	(8,611,000)	(13,853,000)
Proceeds from sale of property and equipment	96,000	(15,000)

Net cash (used in) investing activities	(8,515,000)	(13,868,000)

Cash flows from financing activities:
Purchase of treasury stock	(225,000)	(3,594,000)
Proceeds from long-term bank debt	20,520,000	29,075,000
Repayment of long-term bank debt	(22,323,000)	(38,510,000)
Distribution to non-controlling interest	(631,000)	(568,000)

Net cash (used in) financing activities	(2,659,000)	(13,597,000)

Net (decrease) in cash and cash equivalents	(215,000)	(2,949,000)

Cash and cash equivalents at the beginning of the period	11,808,000	25,373,000

Cash and cash equivalents at the end of the period	$11,593,000	$22,424,000

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

March 31, 2009

(1) Interim Financial Statements:

The accompanying consolidated financial statements of PrimeEnergy Corporation (“PEC”), with the exception of the consolidated balance sheet at December 31, 2008, have not been audited by independent public accountants. In the opinion of management, the accompanying financial statements reflect all adjustments necessary to present fairly our financial position at March 31, 2009 and our income and cash flows for the three months ended March 31, 2009 and 2008. All such adjustments are of a normal recurring nature. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation. The results for interim periods are not necessarily indicative of annual results.

Recently Adopted Accounting Standards

On January 1, 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for (1) ownership interests in subsidiaries held by others, (2) the amount of consolidated net income attributable to the controlling and noncontrolling interests, (3) changes in the controlling ownership interest, (4) the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated and (5) disclosures that clearly identify and distinguish between the interests of the controlling and noncontrolling owners. The adoption of SFAS 160 resulted in changes to our presentation for noncontrolling interests but did not have a material impact on the Company’s results of operations and financial condition. Certain prior period balances have been restated to reflect the changes required by SFAS 160.

Recently Issued Accounting Pronouncements

In April 2009, the FASB issued FSP FAS No. 115-2 and No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP SFAS No. 115-2 and SFAS No. 124-2 provide additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. FSP SFAS No. 115-2 and SFAS No. 124-2 are effective for interim and annual reporting periods beginning after June 15, 2009 and are effective for us at June 30, 2009. We have not yet determined the impact, if any, that these pronouncements will have on our results of operations or financial position.

In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP No.157-4 provides additional authoritative guidance to assist in determining whether a market is active or inactive, and whether a transaction is distressed. FSP No. 157-4 is effective for interim and annual reporting periods beginning after June 15, 2009 and is effective for us at June 30, 2009. We have not yet determined the impact, if any, that the FSP will have on our results of operations or financial position.

Management believes the impact of other recently issued accounting standards, which are not yet effective, will not have a material impact on our consolidated financial statements upon adoption.

On December 29, 2008, the Securities and Exchange Commission adopted rule changes to modernize its oil and gas reporting disclosures. The changes are intended to provide investors with a more meaningful and comprehensive understanding of oil and gas reserves. The updated disclosure requirements are designed to align with current practices and changes in technology that have taken place in the oil and gas industry since the adoption of the original reporting requirements more than 25 years ago.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

March 31, 2009

New disclosure requirements include:

•	Permitting the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volumes.

•	Enabling companies to additionally disclose their probably and possible reserves to investors. Currently, the rules limit disclosure to only proved reserves.

•	Allowing previously excluded resources, such as oil sands, to be classified as oil and gas reserves.

•

Requiring companies to report on the independence and qualifications of a preparer or auditor and requiring companies to file reports when a third party is relied upon to prepare reserve estimates or conduct a reserves audit.

•

Requiring companies to report oil and gas reserves using an average price based upon the prior 12-month period – rather than the year-end price – to maximize the comparability to reserve estimates among companies and mitigate the distortion of the estimates that arises when using a single pricing date.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

March 31, 2009

(2) Significant Acquisitions, Dispositions and Property Activity

The Company makes an annual offer to repurchase the interests of the partners and trust unit holders in certain of the Partnerships and Trusts. The Company did not purchase any interests in the Partnerships or Trusts for the three months ended March 31, 2009. The amount purchased for the year ended December 31, 2008 was $481,000.

(3) Restricted Cash and Cash Equivalents:

Restricted cash and cash equivalents include $8,182,000 and $8,027,000 at March 31, 2009 and December 31, 2008, respectively, of cash primarily pertaining to undistributed revenue payments. There were corresponding accounts payable recorded at March 31, 2009 and December 31, 2008 for these liabilities.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

March 31, 2009

(4) Additional Balance Sheet Information

Certain balance sheet amounts are comprised of the following:

	March 31, 2009	December 31, 2008
Accounts Receivable:
Joint interest billing	$2,981,000	$2,244,000
Trade receivables	1,488,000	7,270,000
Oil and gas sales	6,331,000	8,426,000
Other	1,133,000	608,000

	11,933,000	18,548,000
Allowance for doubtful accounts	(557,000)	(291,000)

	$11,376,000	$18,257,000

Accounts Payable:
Trade	$10,441,000	$9,753,000
Royalty and other owners	10,067,000	13,215,000
Other	3,312,000	3,747,000

Total	$23,820,000	$26,715,000

Accrued Liabilities:
Compensation and related expenses	$2,543,000	$2,185,000
Property cost	663,000	5,582,000
Income tax	504,000	504,000
Other	2,024,000	2,206,000

Total	$5,734,000	$10,477,000

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

March 31, 2009

(5) Property and Equipment:

Property and equipment at March 31, 2009 and December 31, 2008 consisted of the following:

	March 31, 2009	December 31, 2008
Proved oil and gas properties, at cost	$431,017,000	$427,174,000
Unproved oil and gas properties, at cost	2,413,000	2,409,000
Accumulated depletion and depreciation	(228,352,000)	(217,434,000)

	$205,078,000	$212,149,000

Field service equipment and other	19,193,000	19,513,000
Accumulated depreciation	(11,304,000)	(11,197,000)

	$7,889,000	$8,316,000

Total net property and equipment	$212,967,000	$220,465,000

(6) Long-Term Bank Debt:

The Company currently has credit facilities totaling $360 million, consisting of a $200 million credit facility through Guaranty Bank (the offshore facility) and a $160 million credit facility through a syndicate of banks led by Guaranty Bank (the onshore facility). The offshore facility’s maturity date is 2009 and onshore credit facility matures in 2011.

Availability under the credit facilities is based on the loan value assigned to PEC’s oil and gas properties. The determination of the Borrowing Base is made by the lenders taking into consideration the estimated value of PEC’s oil and gas properties in accordance with the lenders’ customary practices for oil and gas loans. This process involves reviewing PEC’s estimated proved reserves and their valuation. The Borrowing Base is re-determined semi-annually, and the available borrowing amount could be increased or decreased as a result of such redeterminations. In addition, PEC and the lenders each have discretion at any time to have the Borrowing Base re-determined. A revision to PEC’s reserves may prompt such a request on the part of the lenders, which could possibly result in a reduction in the Borrowing Base and availability under the credit facilities. If outstanding borrowings under either of the credit facilities exceed the applicable portion of the Borrowing Base, PEC would be required to repay the excess amount within a prescribed period. If the Company is unable to pay the excess amount, it would cause an event of default.

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

At March 31, 2009, the borrowing bases and outstanding balances of the Company’s bank debt were $112 million and $88.22 million, respectively, under the onshore credit facility at a weighted average interest rate of 4.55%, and $14.37 million under the offshore credit facility at a weighted average interest rate of 3.83%. Total outstanding bank debt was $102.59 million at March 31, 2009. The combined average interest rates paid on outstanding bank borrowings subject to interest at the bank’s base rate and on outstanding bank borrowings bearing interest based upon the LIBO rate were 4.43% during 2009 as compared to 5.64% during 2008. Beginning June 1, 2009 the onshore credit facility will be subject to a monthly borrowing base reduction of 1.2 million.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

March 31, 2009

The Company entered into interest rate hedge agreements to help manage interest rate exposure. These contracts include interest rate swaps. Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. The Company entered into interest swap agreements for a period of two years, beginning in April 2008, related to $60 million of Company bank debt resulting in a fixed rate of 4.375%. The underlying debt contracts above are re-priced quarterly based upon the three-month LIBO rates.

Indebtedness to related parties—non-current:

During the second quarter 2008, the Company’s offshore subsidiary entered into a subordinated credit facility with a private lender with an availability of $50 million. The private lender has specific collateral pledged under a separate credit agreement. The private lender is a member of the Company’s Board of Directors. At March 31, 2009, advances under this credit facility were $20 million, bear interest at a rate of 10% per annum and mature in January 2010.

Subsequent to March 31, 2009, the private lender has agreed to release the pledged collateral under this credit facility in favor of the offshore credit facility in exchange for a second lien position on all of the assets of the offshore subsidiary and a pledge from PEC to not take on any additional debt on its existing asset base. This amended facility will mature in January 2012, which will be accelerated if there is a change in control, and bears interest at a rate of 10% per annum. PEC’s Board of Directors has approved these amendments and the Company expects to close this transaction in June 2009.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

March 31, 2009

(7) Other Long-Term Obligations and Commitments:

Operating Leases:

The Company has several non-cancelable operating leases, primarily for rental of office space, that have a term of more than one year.

Operating Leases
2009	486,000
2010	430,000
2011	374,000
2012	121,000
Thereafter	—

Total minimum payments	$1,411,000

Asset Retirement Obligation:

A reconciliation of the liability for plugging and abandonment costs for the Three Months Ended March 31, 2009 and the year ended December 31, 2008 is as follows:

	March 31, 2009	December 31, 2008
Asset retirement obligation – beginning of period	$19,541,000	$17,361,000
Liabilities incurred	—	627,000
Liabilities settled	(282,000)	(1,292,000)
Accretion expense	376,000	1,395,000
Revisions in estimated liabilities	—	1,450,000

Asset retirement obligation – end of period	$19,635,000	$19,541,000

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

March 31, 2009

The Company’s liability is determined using significant assumptions, including current estimates of plugging and abandonment costs, annual inflation of these costs, the productive life of wells and the risk-adjusted interest rate. Changes in any of these assumptions can result in significant revisions to the estimated asset retirement obligation. Revisions to the asset retirement obligation are recorded with an offsetting change to producing properties, resulting in prospective changes to depreciation, depletion and amortization expense and accretion of discount. Because of the subjectivity of assumptions and the relatively long life of most of the wells, the costs to ultimately retire the wells may vary significantly from previous estimates.

(8) Contingent Liabilities:

PrimeEnergy Management Corporation, a wholly-owned subsidiary, acts as the managing general partner for 18 limited partnerships and 2 trusts (collectively, the “Partnerships”). The Company, as managing general partner of the affiliated Partnerships, is responsible for all Partnership activities, including the drilling of development wells and the production and sale of oil and gas from productive wells. The Company also provides the administration, accounting and tax preparation work for the Partnerships, and is liable for all debts and liabilities of the affiliated Partnerships, to the extent that the assets of a given limited Partnership are not sufficient to satisfy its obligations. As of March 31, 2009, the affiliated Partnerships have established cash reserves in excess of their debts and liabilities and the Company believes these reserves will be sufficient to satisfy Partnership obligations.

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

(9) Stock Options and Other Compensation:

In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. At March 31, 2009 and 2008, options on 767,500 were outstanding and exercisable at prices ranging from $1.00 to $1.25.

(10) Related Party Transactions:

The Company makes an annual offer to repurchase the interests of the partners and trust unit holders in certain of the Partnerships and Trusts. The Company did not purchase any interests in the Partnerships or Trusts for the three months ending March 31, 2009. The amount purchased for the year ending December 31, 2008 was $481,000.

Treasury stock purchases in any reported period may include shares acquired from a related party. There were no related party treasury stock purchases during the first quarter of 2009. Purchases from related parties in 2008 included 70,000 shares purchased for a total consideration of $3,500,000.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

March 31, 2009

Receivables from related parties consist of reimbursable general and administrative costs, lease operating expenses and reimbursement for property development and related costs. These receivables are due from joint venture partners, which may include members of the Company’s Board of Directors.

Payables owed to related parties primarily represent receipts collected by the Company as agent for the joint venture partners, which may include members of the Company’s Board of Directors, for oil and gas sales net of expenses. Also included in due to related parties is the amount of accrued interest owed to the related party, a member of the Company’s Board of Directors, with whom the Company’s offshore subsidiary entered into a credit agreement. The agreement provides for a loan of $20 million at a rate of 10% annum and is secured by certain oil and gas properties and the Company’s interest in a limited partnership which owns a shopping center in Alabama. Included at March 31, 2009 was $170,000 of accrued interest on the related party loan.

(11) Financial Instruments

Adoption of SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a formal framework for measuring fair values of assets and liabilities in financial statements that are already required by United States generally accepted accounting principles to be measured at fair value. SFAS No. 157 clarifies guidance in FASB Concepts Statement (CON) No. 7 which discusses present value techniques in measuring fair value. Additional disclosures are also required for transactions measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which granted a one year deferral (to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years) for certain non-financial assets and liabilities to comply with SFAS No. 157. Additionally, in February 2008, the FASB issued FSP No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which amends SFAS No. 157 to exclude SFAS No. 13 and related pronouncements that address fair value measurements for purposes of lease classification and measurement. FSP No. FAS 157-1 is effective upon the initial adoption of SFAS No. 157. The Company has adopted SFAS No. 157 and the related FSPs discussed above which did not have an impact on its financial position or results of operations for the year ended March 31, 2009.

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

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

March 31, 2009

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

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2009:

	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2009
Assets

Commodity Derivative Contracts	—	—	$1,714,000	$1,714,000

Total Assets	—	—	$1,714,000	$1,714,000

Liabilities

Interest Rate Derivative Contracts	—	—	$(501,000)	$(501,000)

Total Liability	—	—	$(501,000)	$(501,000)

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

Net assets as of January 1, 2009	$1,578,000
Total realized and unrealized losses:
Included in earnings (a)	716,000
Included in other comprehensive income	(1,081,000)
Purchases, sales, issuances and settlements, net	—

Net assets as of March 31, 2009	$1,213,000

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

March 31, 2009

(a)	Amounts reported in net income are classified as oil and gas sales for commodity derivative instruments and as a reduction to interest expense for interest rate swap instruments.

The Company periodically enters into derivative commodity instruments to hedge its exposure to price fluctuations on natural gas and crude oil production. At March 31, 2009 the Company has seven crude oil collar arrangements open. At March 31, 2009, $1.213 million ($775 thousand net of tax) unrealized gain was recorded in Accumulated Other Comprehensive Income, along with a $1.476 million and $238 thousand short-term and long-term derivative receivable and $494 thousand and $7 thousand in short-term and long-term derivative payables. The change in the fair value of derivatives designated as hedges that is effective is initially recorded to Accumulated Other Comprehensive Income. The ineffective portion, if any, of the change in the fair value of derivatives designated as hedges, and the change in fair value of all other derivatives, is recorded currently in earnings as a component of oil and gas sales.

As of March 31, 2009, the oil price collars cover 492 Mbbl of production at a floor price ranging from $60.00 to $65.00, and a ceiling price ranging from $77.40 to $86.50.

Assuming no change in commodity prices, after March 31, 2009, the Company would expect to reclassify to the Statement of Operations, over the next 12 months, $944 thousand in after-tax income associated with commodity hedges. This reclassification represents the net short-term receivable associated with open positions currently not reflected in earnings at March 31, 2009 related to anticipated 2009 production.

(12) Earnings Per Share:

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:

	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
	Net Income/(loss)	Number of Shares	Per Share Amount	Net Income	Number of Shares	Per Share Amount
Net income/(loss) per common share	$(3,498,000)	3,044,745	$(1.15)	$2,731,000	3,090,276	$0.88
Effect of dilutive securities:
Options		744,988			752,651

Diluted net income/(loss) per common share	$(3,498,000)	3,789,733	$(0.92)	$2,731,000	3,842,927	$0.71

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the financial statements of the Company and notes thereto.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow provided by operations for the three month period ended March 31, 2009 was $10,959,000. Excluding the effects of significant unforeseen expenses or other income, our cash flow from operations fluctuates primarily because of variations in oil and gas production and prices or changes in working capital accounts. Our oil and gas production will vary based on actual well performance but may be curtailed due to factors beyond our control. Hurricanes in the Gulf of Mexico may shut down our production for the duration of the storm’s presence in the Gulf or damage production facilities so that we cannot produce from a particular property for an extended amount of time. In addition, downstream activities on major pipelines in the Gulf of Mexico can also cause us to shut-in production for various lengths of time.

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

The Company’s strategy in 2009 is to continue to reduce its outstanding debt which decreased by $30,860,000 in 2008. This decreased leveraged position will better provide the Company the ability to participate in a significant acquisition, should the opportunity arise this year.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company has in place both a stock repurchase program and a limited partnership interest repurchase program. Spending under these programs in 2008 was $5.03 million. The Company expects to expend substantially less in 2009 because of the drop in energy prices. During the first quarter of 2009 the Company spent only $225,000 under these programs.

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

Pursuant to these agreements the offshore credit facility with the bank is $14.37 million which matures in 2009 and the subordinated credit facility is $20 million due January 2010. The subordinated credit facility was provided by a related party and bears interest at the rate of 10% per annum. Currently, the private lender has agreed to release the pledged collateral under this credit facility in favor of the offshore credit facility in exchange for a second lien position on all of the assets of the offshore subsidiary and a pledge from PEC to not take on any additional debt on its existing asset base. This amended facility will mature in January 2012, which will be accelerated if there is a change in control, and bears interest at a rate of 10% per annum. PEC’s Board of Directors has approved these amendments and the Company expects to close this transaction in June 2009.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

Revenues and net income during the three month period ended March 31, 2009, as compared to the same periods in 2008 reflect the increased oil and gas sales, presented below, offset by exploration costs and depreciation and depletion of oil and gas properties. The table summarizes production volumes and average sales prices realized (including realized gains and losses from derivatives).

	Three Months Ended March 31,
			Increase /
	2009	2008	(Decrease)
Barrels of Oil Produced	172,000	156,000	16,000
Average Price Received	$44.00	$78.45	$(34.35)

Oil Revenue	$7,575,000	$12,238,000	$(4,663,000)

Mcf of Gas Produced	1,871,000	2,382,000	(511,000)
Average Price Received	$4.52	$9.18	$(4.66)

Gas Revenue	$8,463,000	$21,863,000	$(13,400,000)

Total Oil & Gas Revenue	$16,038,000	$34,101,000	$(18,063,000)

Oil and gas prices received excluding the impact of derivatives were;

	Three Months Ended March 31,
	2009	2008	Increase / (Decrease)
Oil Price	$36.96	$88.20	$(51.24)
Gas Price	$4.52	$8.77	$(4.25)

The increase in oil production is due to properties added during 2008 from our 2008 West Texas drilling program offset by the natural decline of existing properties. The decrease in gas production is primarily due to the natural decline of the offshore properties.

Lease operating expense for the three months of 2009 decreased by $1,479,000 compared to 2008 due to overall price decreases in oil field services combined with reduced production taxes related to reduced commodity prices.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

General and administrative expenses decreased $368,000 in the first three months of 2009 as compared to 2008 due to reductions in personnel costs.

Field Service income and expense for the three months of 2009 decreased $1,297,000 and $714,000, respectively, compared to 2008. These decreases reflect lower rates and labor costs during 2009.

Depreciation, depletion and amortization expense decreased to $11,768,000 in 2009 from $16,920,000 in 2008. This decrease is primarily related to the decrease in offshore production during the first quarter of 2009.

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

There were no significant changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities by the Company during the period covered by this report.

During the three months ended March 31, 2009, the Company purchased the following shares of common stock as treasury shares.

2009 Month	Number of Shares	Average Price Paid per share	Maximum Number of Shares that May Yet Be Purchased Under The Plan (1)
January	1,803	$42.82	194,920
February	2,209	$34.18	192,711
March	1,824	$39.38	190,887

Total/Average	5,836	$38.47

(1)	In December 1993, we announced that our board of directors authorized a stock repurchase program whereby we may purchase outstanding shares of our common stock from time-to-time, in open market transactions or negotiated sales. A total of 2,700,000 shares have been authorized, to date, under this program. Through March 31, 2009 we repurchased a total of 2,509,113 shares under this program for $33,885,322 at an average price of $13.50 per share. Additional purchases may occur as market conditions warrant. We expect future purchases will be funded with internally generated cash flow or from working capital.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS

The following exhibits are filed as a part of this report:

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

PrimeEnergy Corporation
(Registrant)

May 20, 2009	/s/ Charles E. Drimal, Jr.
(Date)	Charles E. Drimal, Jr.
President
Principal Executive Officer

May 20, 2009	/s/ Beverly A. Cummings
(Date)	Beverly A. Cummings
Executive Vice President
Principal Financial Officer

May 20, 2009	/s/ Lynne Pizor
(Date)	Lynne Pizor
Controller, Principal Accounting Officer