Form 10-Q
period 2009-06-30
PRIMEENERGY CORP
filed 2009-08-14
CIK 56868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2009

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

The number of shares outstanding of each class of the Registrant’s Common Stock as of August 11, 2009 was: Common Stock, $0.10 par value, 3,040,872 shares.

PrimeEnergy Corporation

Index to Form 10-Q

June 30, 2009

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

PrimeEnergy Corporation

Consolidated Balance Sheet

June 30, 2009 and December 31, 2008

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$10,199,000	$11,808,000
Restricted cash and cash equivalents	5,482,000	8,027,000
Accounts receivable (net)	11,432,000	18,257,000
Due from related parties	893,000	678,000
Prepaid expenses	2,067,000	1,302,000
Derivative contracts	—	1,755,000
Inventory at cost	4,515,000	4,532,000
Deferred income tax	772,000	30,000

Total current assets	35,360,000	46,389,000

Property and equipment, at cost
Oil and gas properties (successful efforts method), net	196,231,000	212,149,000
Field service equipment and other, net	7,740,000	8,316,000

Net property and equipment	203,971,000	220,465,000

Other assets	492,000	976,000

Total assets	$239,823,000	$267,830,000

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Consolidated Balance Sheet

June 30, 2009 and December 31, 2008

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Current bank debt	$8,870,000	$16,970,000
Accounts payable	22,959,000	26,715,000
Current portion of asset retirement and other long-term obligation	3,512,000	1,461,000
Derivative liability short term	690,000	387,000
Accrued liabilities	4,803,000	10,477,000
Due to related parties	426,000	233,000

Total current liabilities	41,260,000	56,243,000

Long-term bank debt	88,000,000	87,170,000
Indebtedness to related parties	20,000,000	20,000,000
Asset retirement obligation	17,818,000	18,650,000
Derivative liability long term	—	146,000
Deferred income taxes	22,777,000	25,688,000

Total liabilities	189,855,000	207,897,000

Stockholders’ equity: (Note 13)
Preferred stock, $.10 par value, authorized 5,000,000 shares, none issued	—	—
Common stock, $.10 par value, authorized 10,000,000 shares; issued 7,694,970 in 2009 and 2008	769,000	769,000
Paid in capital	10,972,000	11,024,000
Retained earnings	65,774,000	73,426,000
Accumulated other comprehensive income, net	(441,000)	1,009,000

	77,074,000	86,228,000
Treasury stock, at cost, 4,654,098 common shares at 2009 and 4,647,316 common shares at 2008	(37,208,000)	(36,940,000)

Total stockholders’ equity	39,866,000	49,288,000
Non-controlling interest	10,102,000	10,645,000

Total equity	49,968,000	59,933,000

Total liabilities and equity	$239,823,000	$267,830,000

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Consolidated Statement of Operations

Six Months Ended June 30, 2009 and 2008

(Unaudited)

	2009	2008
Revenue:
Oil and gas sales	$32,549,000	$74,648,000
Field service income	9,182,000	12,749,000
Administrative overhead fees	4,317,000	4,499,000
Other income	15,000	197,000

Total revenue	46,063,000	92,093,000

Costs and expenses:
Lease operating expense	16,678,000	21,160,000
Field service expense	8,204,000	9,583,000
Depreciation, depletion and amortization	22,132,000	35,629,000
Loss on settlement of asset retirement obligation	1,611,000	—
General and administrative expense	5,620,000	7,290,000
Exploration costs	—	299,000

Total costs and expenses	54,245,000	73,961,000

Gain (loss) on sale and exchange of assets	200,000	78,000

Income (loss) from operations	(7,982,000)	18,210,000

Other income and expenses:
Less: interest expense	3,135,000	4,376,000
Add interest income	38,000	261,000

Income (loss) before provision (benefit) for income taxes	(11,079,000)	14,095,000
Provision (benefit) for income taxes	(3,610,000)	3,451,000

Net income (loss)	(7,469,000)	10,644,000

Less: Net income attributable to non-controlling interest	183,000	3,894,000

Net income (loss) attributable to PrimeEnergy	$(7,652,000)	$6,750,000

Basic income (loss) per common share	$(2.51)	$2.20

Diluted income (loss) per common share	$(2.02)	$1.76

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Consolidated Statement of Operations

Three Months Ended June 30, 2009 and 2008

(Unaudited)

	2009	2008
Revenue:
Oil and gas sales	$16,511,000	$40,547,000
Field service income	4,224,000	6,494,000
Administrative overhead fees	2,048,000	2,300,000
Other income	3,000	(5,000)

Total revenue	22,786,000	49,336,000

Costs and expenses:
Lease operating expense	8,451,000	11,454,000
Field service expense	4,139,000	4,804,000
Depreciation, depletion and amortization	10,364,000	18,709,000
Loss on settlement of asset retirement obligation	1,611,000	—
General and administrative expense	2,757,000	4,065,000
Exploration costs	—	242,000

Total costs and expenses	27,322,000	39,274,000

Gain (loss) on sale and exchange of assets	104,000	93,000

Income (loss) from operations	(4,432,000)	10,155,000

Other income and expenses:
Less: interest expense	1,569,000	1,929,000
Add interest income	28,000	104,000

Income (loss) before provision (benefit) for income taxes	(5,973,000)	8,330,000
Provision (benefit) for income taxes	(1,987,000)	2,063,000

Net income (loss)	(3,986,000)	6,267,000

Less: Net income attributable to non-controlling interest	168,000	2,248,000

Net income (loss) attributable to PrimeEnergy	$(4,154,000)	$4,019,000

Basic income (loss) per common share	$(1.37)	$1.31

Diluted income (loss) per common share	$(1.10)	$1.05

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Consolidated Statement of Stockholders’ Equity

Six Months Ended June 30, 2009

(Unaudited)

	Common Stock		Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income/Loss	Treasury Stock	Total Stockholders’ Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at December 31, 2008	7,694,970	$769,000	$11,024,000	$73,426,000	$1,009,000	$(36,940,000)	$49,288,000	$10,645,000	$59,933,000
Purchased 6,782 shares of common stock						(268,000)	(268,000)		(268,000)
Net loss				(7,652,000)			(7,652,000)	183,000	(7,469,000)
Other comprehensive income (loss), net of taxes					(1,450,000)		(1,450,000)		(1,450,000)
Purchase of non-controlling interests			(52,000)				(52,000)	(95,000)	(147,000)
Distributions to non-controlling interests								(631,000)	(631,000)

Balance at June 30, 2009	7,694,970	$769,000	$10,972,000	$65,774,000	$(441,000)	$(37,208,000)	$39,866,000	$10,102,000	$49,968,000

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Consolidated Statement of Comprehensive Income

	Quarter Ended June 30, 2009	Quarter Ended June 30, 2008
Net Income (loss)	$(7,652,000)	$6,750,000

Other Comprehensive Income (Loss), net of taxes:
Reclassification Adjustment for Settled Contracts, net of taxes of $442,000 and $2,409,000, respectively	785,000	(4,284,000)
Changes in Fair Value of Hedge Positions, net of taxes of $1,257,000 and $15,275,000, respectively	(2,235,000)	(27,156,000)

Total Other Comprehensive Income (Loss)	(1,450,000)	(31,440,000)

Comprehensive Income (loss)	(9,102,000)	(24,690,000)

Less: Comprehensive income attributable to non-controlling interest	(183,000)	(3,894,000)

Comprehensive income (loss) attributable to common stockholders	$(8,919,000)	$(20,796,000)

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2009 and 2008

(Unaudited)

	2009	2008
Cash flows from operating activities:
Net income (loss)	$(7,652,000)	$6,750,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion on discounted liabilities	22,132,000	35,629,000
(Gain) loss on sale of properties	(200,000)	(78,000)
Provision for deferred taxes	(2,836,000)	1,340,000
Loss on settlement of asset retirement obligation	1,611,000	—
Non-controlling interest in earnings of partnerships	183,000	3,894,000
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	6,825,000	(7,112,000)
(Increase) decrease in due from related parties	(214,000)	738,000
(Increase) decrease in inventories	16,000	459,000
(Increase) decrease in prepaid expenses and other assets	789,000	(1,581,000)
Increase (decrease) in accounts payable	(1,016,000)	12,860,000
Increase (decrease) in accrued liabilities	(1,144,000)	1,404,000
Increase (decrease) in due to related parties	193,000	(384,000)

Net cash provided by operating activities:	18,687,000	53,919,000

Cash flows from investing activities:
Capital expenditures, including exploration expense	(9,382,000)	(33,126,000)
Proceeds from sale of property and equipment	200,000	78,000

Net cash (used in) investing activities	(9,182,000)	(33,048,000)

Cash flows from financing activities:
Purchase of treasury stock	(268,000)	(4,314,000)
Purchase of non-controlling interests	(147,000)	—
Proceeds from long-term bank debt and other long-term obligations	31,829,000	72,175,000
Repayment of long-term bank debt and other long-term obligations	(41,897,000)	(87,959,000)
Distribution to non-controlling interest	(631,000)	(2,808,000)

Net cash (used in) financing activities	(11,114,000)	(22,906,000)

Net (decrease) in cash and cash equivalents	(1,609,000)	(2,035,000)

Cash and cash equivalents at the beginning of the period	11,808,000	25,373,000

Cash and cash equivalents at the end of the period	$10,199,000	$23,338,000

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

June 30, 2009

(1) Interim Financial Statements:

The accompanying consolidated financial statements of PrimeEnergy Corporation (“PEC”), with the exception of the consolidated balance sheet at December 31, 2008, have not been audited by independent public accountants. In the opinion of management, the accompanying financial statements reflect all adjustments necessary to present fairly our financial position at June 30, 2009, net income (loss), comprehensive income (loss) and cash flows for the six and three months ended June 30, 2009 and 2008. All such adjustments are of a normal recurring nature. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation. The results for interim periods are not necessarily indicative of annual results. Subsequent events have been evaluated through August 13, 2009, which is also the date that the financial statements were issued.

Recently Adopted Accounting Standards

On January 1, 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for (1) ownership interests in subsidiaries held by others, (2) the amount of consolidated net income attributable to the controlling and noncontrolling interests, (3) changes in the controlling ownership interest, (4) the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated and (5) disclosures that clearly identify and distinguish between the interests of the controlling and noncontrolling owners. The adoption of SFAS 160 resulted in changes to our presentation for noncontrolling interests but did not have a material impact on the Company’s results of operations and financial condition. Certain prior period balances have been restated to reflect the changes required by SFAS 160.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides additional guidance in accordance with SFAS No. 157. If an entity determines that either the volume or level of activity for an asset or liability has significantly decreased from normal conditions, or that price quotations or observable inputs are not associated with orderly transactions, increased analysis and management judgment will be required to estimate fair value. The objective in fair value measurement remains unchanged from what is prescribed in SFAS No. 157 and should be reflective of the current exit price. Disclosures in interim and annual periods must include inputs and valuation techniques used to measure fair value, along with any changes in valuation techniques and related inputs during the period. In addition, disclosures for debt and equity securities must be provided on a more disaggregated basis than what was required in FAS No. 157. FSP No. FAS 157-4 became effective for interim and annual reporting periods ending after June 15, 2009. FSP No. FAS 157-4 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. FAS 107-1 and Accounting Principles Bulletin (APB) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for publicly traded companies for both interim and annual periods. Historically, these disclosures were only required annually. The interim disclosures are intended to provide financial statement users with more timely and transparent information about the effects of current market conditions on an entity’s financial instruments that are not otherwise reported at fair value. FSP No. FAS 107-1 became effective for interim reporting periods ending after June 15, 2009. Comparative disclosures are only required for periods ending after the initial adoption. FSP No. FAS 107-1 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP No. FAS 115-2 and FAS 124-2 does not amend existing recognition and measurement guidance for equity securities, but does establish a new method of recognizing and reporting for debt securities. Disclosure requirements for impaired debt and equity securities have been expanded significantly and are now required quarterly, as well as annually. FSP No. FAS 115-2 and FAS 124-2 became effective for interim and annual reporting periods ending after June 15, 2009. Comparative disclosures are only required for periods ending after the initial adoption. FSP No. FAS 115-2 and FAS 124-2 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. In addition, a new concept of financial statements being “available to be issued” was introduced. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. SFAS No. 165 did not have any impact on the Company’s financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements

In December 2008, the SEC issued Release No. 33-8995, “Modernization of Oil and Gas Reporting,” which amends the oil and gas disclosures for oil and gas producers contained in Regulations S-K and S-X, as well as adding a section to Regulation S-K (Subpart 1200) to codify the revised disclosure requirements in Securities Act Industry Guide 2, which is being phased out. The goal of Release No. 33-8995 is to provide investors with a more meaningful and comprehensive understanding of oil and gas reserves. Energy companies affected by Release No. 33-8995 will be required to price proved oil and gas reserves using the unweighted arithmetic average of the price on the first day of each month within the 12-month period prior to the end of the reporting period, unless prices are defined by contractual arrangements, excluding escalations based on future conditions. SEC Release No. 33-8995 is effective beginning January 1, 2010. The Company is currently evaluating what impact Release No. 33-8995 may have on its financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets.” SFAS No. 166 revises SFAS No. 140 and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets. SFAS No. 166 will be effective at the beginning of the first fiscal year beginning after November 15, 2009. As the Company does not anticipate having any of these types of transactions in the near future, SFAS No. 166 is not expected to have any impact on its financial position, results of operations or cash flows.

In July 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” as the sole source of authoritative non-governmental U.S. generally accepted accounting principles (GAAP). The Codification is not intended to change U.S. GAAP; however, references to various accounting pronouncements and literature will differ from what is currently being used in practice. As of July 1, 2009, the FASB no longer issues Statements, Interpretations, Staff Positions or EITF Abstracts. All guidance in the Codification has an equal level of authority. SFAS No. 168 will be effective for financial statements that cover interim and annual periods ending after September 15, 2009. Once effective, it will supersede all accounting standards in U.S. GAAP, aside from those issued by the SEC. There will be no impact on the Company’s financial position, results of operations or cash flows as a result of the Codification.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

June 30, 2009

(2) Significant Acquisitions, Dispositions and Property Activity

The Company makes an annual offer to repurchase the interests of the partners and trust unit holders in certain of the Partnerships and Trusts. The Company purchased such interests in an amount totaling $147,000 for the six months ended June 30, 2009 and $481,000 for the year ended December 31, 2008.

(3) Restricted Cash and Cash Equivalents:

Restricted cash and cash equivalents include $5,482,000 and $8,027,000 at June 30, 2009 and December 31, 2008, respectively, of cash primarily pertaining to undistributed revenue payments. There were corresponding accounts payable recorded at June 30, 2009 and December 31, 2008 for these liabilities.

(4) Additional Balance Sheet Information

Certain balance sheet amounts are comprised of the following:

	June 30, 2009	December 31, 2008
Accounts Receivable:
Joint interest billing	$2,869,000	$2,244,000
Trade receivables	1,708,000	7,270,000
Oil and gas sales	6,687,000	8,426,000
Other	927,000	608,000

	12,191,000	18,548,000
Allowance for doubtful accounts	(759,000)	(291,000)

	$11,432,000	$18,257,000

Accounts Payable:
Trade	$9,194,000	$9,753,000
Royalty and other owners	8,350,000	13,215,000
Other	5,415,000	3,747,000

Total	$22,959,000	$26,715,000

Accrued Liabilities:
Compensation and related expenses	$2,182,000	$2,185,000
Property cost	1,346,000	5,582,000
Income tax	64,000	504,000
Other	1,211,000	2,206,000

Total	$4,803,000	$10,477,000

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

June 30, 2009

(5) Property and Equipment:

Property and equipment at June 30, 2009 and December 31, 2008 consisted of the following:

	June 30, 2009	December 31, 2008
Proved oil and gas properties, at cost	$431,456,000	$427,174,000
Unproved oil and gas properties, at cost	2,442,000	2,409,000
Accumulated depletion and depreciation	(237,667,000)	(217,434,000)

	$196,231,000	$212,149,000

Field service equipment and other	19,456,000	19,513,000
Accumulated depreciation	(11,716,000)	(11,197,000)

	$7,740,000	$8,316,000

Total net property and equipment	$203,971,000	$220,465,000

(6) Long-Term Bank Debt:

The Company has credit facilities totaling $360 million, consisting of a $200 million credit facility through Guaranty Bank (the offshore facility) and a $160 million credit facility through a syndicate of banks led by Guaranty Bank (the onshore facility). The offshore facility’s maturity date is 2010 and onshore credit facility matures in 2011.

Availability under the credit facilities is based on the loan value assigned to PEC’s oil and gas properties. The determination of the Borrowing Base is made by the lenders taking into consideration the estimated value of PEC’s oil and gas properties in accordance with the lenders’ customary practices for oil and gas loans. This process involves reviewing PEC’s estimated proved reserves and their valuation. The Borrowing Base is re-determined semi-annually, and the available borrowing amount could be increased or decreased as a result of such redetermination. In addition, PEC and the lenders each have discretion at any time to have the Borrowing Base re-determined. A revision to PEC’s reserves may prompt such a request on the part of the lenders, which could possibly result in a reduction in the Borrowing Base and availability under the credit facilities. If outstanding borrowings under either of the credit facilities exceed the applicable portion of the Borrowing Base, PEC would be required to repay the excess amount within a prescribed period. If the Company is unable to pay the excess amount, it would cause an event of default.

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

During June 2009 the Company amended both its onshore and offshore credit facilities. The onshore facility Borrowing Base was $100 million with a monthly Borrowing Base reduction of $2 million which begins December 1, 2009. The offshore facility Borrowing Base was reduced to $10 million with a principal payment of $3.37 million due on July 1, 2009 followed by monthly payments and Borrowing Base reduction of $500,000 starting in August 2009. In both facilities the company’s borrowing rates have a floor of 2% plus applicable margin rates that vary between 3% to 5% depending on which facility, the value of current borrowing and the actual available Borrowing Base.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

June 30, 2009

At June 30, 2009, the borrowing base was $100 million and the outstanding balance of the Company’s bank debt was $84 million under the onshore credit facility at a weighted average interest rate of 4.51%. Under the offshore credit facility, the outstanding balance was $12.87 million, with no further availability, at a weighted average interest rate of 3.59%. Total outstanding bank debt was $96.87 million at June 30, 2009. The combined average interest rates paid on outstanding bank borrowings subject to interest at the bank’s base rate and on outstanding bank borrowings bearing interest based upon the LIBO rate were 4.47% during 2009 as compared to 6.03% during 2008.

The Company entered into interest rate hedge agreements to help manage interest rate exposure. These contracts include interest rate swaps. Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. The Company entered into interest swap agreements for a period of two years, beginning in April 2008, related to $60 million of Company bank debt resulting in a fixed rate of 2.375% plus the company’s current applicable margin. The underlying debt contracts above are re-priced quarterly based upon the three-month LIBO rates, the company’s floor of 2% and the applicable margin per the onshore credit facility.

Indebtedness to related parties—non-current:

During the second quarter 2008, the Company’s offshore subsidiary entered into a subordinated credit facility with a private lender with an availability of $50 million. The private lender had specific collateral pledged under a separate credit agreement. The private lender is a member of the Company’s Board of Directors. Effective June 30, 2009, the private lender agreed to release the pledged collateral under this credit facility in favor of the offshore credit facility in exchange for a second lien position on all of the assets of the offshore subsidiary and a pledge from PEC to pay the outstanding balance under the facility in full after PEC’s current bank debt is paid off and not take on any additional debt on its existing asset base. This amended facility will mature in January 2012, which will be accelerated if there is a change in control or management of PrimeEnergy Corporation, and bears interest at a rate of 10% per annum. As of June 30, 2009 advances from this facility amounted to $20 million.

(7) Other Long-Term Obligations and Commitments:

Operating Leases:

The Company has several non-cancelable operating leases, primarily for rental of office space, that have a term of more than one year.

Operating Leases
2009 (July 1 through December 31,)	340,000
2010	430,000
2011	374,000
2012	121,000
Thereafter	—

Total minimum payments	$1,265,000

Asset Retirement Obligation:

A reconciliation of the liability for plugging and abandonment costs for the Six Months Ended June 30, 2009 and the year ended December 31, 2008 is as follows:

	June 30, 2009	December 31, 2008
Asset retirement obligation – beginning of period	$19,541,000	$17,361,000
Liabilities incurred	—	627,000
Liabilities settled	(1,596,000)	(1,292,000)
Accretion expense	980,000	1,395,000
Revisions in estimated liabilities	—	1,450,000

Asset retirement obligation – end of period	$18,925,000	$19,541,000

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

June 30, 2009

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

(8) Contingent Liabilities:

PrimeEnergy Management Corporation, a wholly-owned subsidiary, acts as the managing general partner for 18 limited partnerships and 2 trusts (collectively, the “Partnerships”). The Company, as managing general partner of the affiliated Partnerships, is responsible for all Partnership activities, including the drilling of development wells and the production and sale of oil and gas from productive wells. The Company also provides the administration, accounting and tax preparation work for the Partnerships, and is liable for all debts and liabilities of the affiliated Partnerships, to the extent that the assets of a given limited Partnership are not sufficient to satisfy its obligations. As of June 30, 2009, the affiliated Partnerships have established cash reserves in excess of their debts and liabilities and the Company believes these reserves will be sufficient to satisfy Partnership obligations.

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

(9) Stock Options and Other Compensation:

In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. At June 30, 2009 and 2008, options on 767,500 were outstanding and exercisable at prices ranging from $1.00 to $1.25, and having no expiration date.

(10) Related Party Transactions:

The Company makes an annual offer to repurchase the interests of the partners and trust unit holders in certain of the Partnerships and Trusts. The Company purchased such interests in an amount totaling $147,000 for the six months ending June 30, 2009 and $481,000 for the year ending December 31, 2008.

Treasury stock purchases in any reported period may include shares acquired from a related party. There were no related party treasury stock purchases during the second quarter of 2009. Purchases from related parties in 2008 included 70,000 shares purchased for a total consideration of $3,500,000.

Receivables from related parties consist of reimbursable general and administrative costs, lease operating expenses and reimbursement for property development and related costs. These receivables are due from joint venture partners, which may include members of the Company’s Board of Directors.

Payables owed to related parties primarily represent receipts collected by the Company as agent for the joint venture partners, which may include members of the Company’s Board of Directors, for oil and gas sales net of expenses. Also included in due to related parties is the amount of accrued interest owed to the related party, a member of the Company’s Board of Directors, with whom the Company’s offshore subsidiary entered into a credit agreement. The agreement provides for a loan of $20 million at a rate of 10% annum and is secured by a second lien position of all of the assets of the offshore subsidiary. Included at June 30, 2009 was $164,000 of accrued interest on the related party loan.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

June 30, 2009

(11) Financial Instruments

Adoption of SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a formal framework for measuring fair values of assets and liabilities in financial statements that are already required by United States generally accepted accounting principles to be measured at fair value. SFAS No. 157 clarifies guidance in FASB Concepts Statement (CON) No. 7 which discusses present value techniques in measuring fair value. Additional disclosures are also required for transactions measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which granted a one year deferral (to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years) for certain non-financial assets and liabilities to comply with SFAS No. 157. Additionally, in February 2008, the FASB issued FSP No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which amends SFAS No. 157 to exclude SFAS No. 13 and related pronouncements that address fair value measurements for purposes of lease classification and measurement. FSP No. FAS 157-1 is effective upon the initial adoption of SFAS No. 157. The Company has adopted SFAS No. 157 and the related FSPs discussed above which did not have an impact on its financial position or results of operations for the period ended June 30, 2009.

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

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

June 30, 2009

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

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2009:

	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2009
Liabilities

Interest Rate Derivative Contracts	—	—	$(690,000)	$(690,000)

Total Liability	—	—	$(690,000)	$(690,000)

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

Net assets as of January 1, 2009	$1,578,000
Total realized and unrealized losses:
Included in earnings (a)	785,000
Included in other comprehensive income	(3,053,000)
Purchases, sales, issuances and settlements, net	—

Net liabilities as of June 30, 2009	$(690,000)

(a)	Amounts reported in net income are classified as oil and gas sales for commodity derivative instruments and as a reduction to interest expense for interest rate swap instruments.

At June 30, 2009, a $690,000 ($441,000 net of tax) unrealized loss was recorded in Accumulated Other Comprehensive Income, along with $690,000 in short-term derivative payables. The change in the fair value of derivatives designated as hedges that is effective is initially recorded to Accumulated Other Comprehensive Income. The ineffective portion, if any, of the change in the fair value of derivatives designated as hedges, and the change in fair value of all other derivatives, is recorded currently in earnings as a component of oil and gas sales and interest expense.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

June 30, 2009

The Company periodically enters into derivative commodity instruments to hedge its exposure to price fluctuations on natural gas and crude oil production. At June 30, 2009 the Company has five crude oil collar arrangements open. As of June 30, 2009, the oil price collars cover 423 Mbbl of production at a floor price ranging from $60.00 to $65.00, and a ceiling price ranging from $77.40 to $86.50.

Assuming no change in commodity prices, after June 30, 2009, the Company would expect to reclassify to the Statement of Operations, over the next 12 months, $441,000 in after-tax loss associated with interest rate swaps. This reclassification represents the net short-term payable associated with open swaps currently not reflected in earnings at June 30, 2009 associated with anticipated interest expense occurring throughout the remainder of 2009.

(12)	Earnings Per Share:

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
	Net Income/(loss)	Number of Shares	Per Share Amount	Net Income	Number of Shares	Per Share Amount
Net income (loss) per common share	$(7,652,000)	3,042,867	$(2.51)	$6,750,000	3,074,725	$2.20
Effect of dilutive securities:
Options		746,214			753,132

Diluted net income (loss) per common share	$(7,652,000)	3,789,081	$(2.02)	$6,750,000	3,827,857	$1.76

	Three Months Ended June 30, 2009			Three Months Ended June 30, 2008
	Net Income/(loss)	Number of Shares	Per Share Amount	Net Income	Number of Shares	Per Share Amount
Net income (loss) per common share	$(4,154,000)	3,040,999	$(1.37)	$4,019,000	3,057,831	$1.31
Effect of dilutive securities:
Options		747,313			753,563

Diluted net income (loss) per common share	$(4,154,000)	3,788,312	$(1.10)	$4,019,000	3,811,394	$1.05

(13)	Effective July 1, 2009, pursuant to a vote of the shareholders amending the Articles of Incorporation, the authorized shares of common stock were reduced from 10,000,000 to 4,000,000, and the class of Preferred Stock of the Company, no shares of which have been issued, was eliminated. In conjunction with this amendment the Board of Directors approved the retirement on July 1, 2009, of 3,854,098 shares of treasury stock.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the financial statements of the Company and notes thereto.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow provided by operations for the six month period ended June 30, 2009 was $18,687,000. Excluding the effects of significant unforeseen expenses or other income, our cash flow from operations fluctuates primarily because of variations in oil and gas production and prices or changes in working capital accounts. Our oil and gas production will vary based on actual well performance but may be curtailed due to factors beyond our control. Hurricanes in the Gulf of Mexico may shut down our production for the duration of the storm’s presence in the Gulf or damage production facilities so that we cannot produce from a particular property for an extended amount of time. In addition, downstream activities on major pipelines in the Gulf of Mexico can also cause us to shut-in production for various lengths of time.

Our realized oil and gas prices vary due to world political events, supply and demand of products, product storage levels, and weather patterns. We sell the vast majority of our production at spot market prices. Accordingly, product price volatility will affect our cash flow from operations. To mitigate price volatility we sometimes lock in prices for some portion of our production through the use of financial instruments. The Company entered into six commodity derivative financial instruments after the quarter ended June 30, 2009.

Commodity	Derivative Type	Contract Price	Total Volumes	Contract Period
Crude Oil	Collar	$60.00 / 77.40	114,000 bbls	2009
Crude Oil	Collar	$65.00 / 86.50	24,000 bbls	2009
Crude Oil	Collar	$65.00 / 80.90	204,000 bbls	2010
Crude Oil	Collar	$65.00 / 84.14	36,000 bbls	2010
Crude Oil	Collar	$65.00 / 84.00	45,000 bbls	2011
Crude Oil	Collar	$70.00 / 81.80	120,000 bbls	2010
Crude Oil	Collar	$70.00 / 86.30	30,999 bbls	2011
Crude Oil	Collar	$70.00 / 89.30	227,997 bbls	2011
Crude Oil	Collar	$70.00 / 92.85	168,000 bbls	2012
Natural Gas	Swap	$6.04	1,200,000 mmbtu	2010
Natural Gas	Swap	$6.13	600,000 mmbtu	2010

The Company’s activities include development and exploratory drilling. The Company’s strategy is to develop a balanced portfolio of drilling prospects that includes lower risk wells with a high probability of success and higher risk wells with greater economic potential.

The Company’s strategy in 2009 is to continue to reduce its outstanding debt which decreased by $30,860,000 in 2008 and approximately $7 million in 2009. This decreased leveraged position will better provide the Company the ability to participate in a significant acquisition, should the opportunity arise this year.

The Company has in place both a stock repurchase program and a limited partnership interest repurchase program. Spending under these programs in 2008 was $5.03 million. The Company expects to expend substantially less in 2009 because of the drop in energy prices. During the second quarter of 2009 the Company spent only $415,000 under these programs.

The Company currently maintains two bank credit facilities totaling $360 million, with a combined current borrowing base of $110 million. The bank reviews the borrowing base semi-annually and, at their discretion, may decrease or propose an increase to the borrowing base relative to a redetermined estimate of proved oil and gas reserves. Our oil and gas properties are pledged as collateral for the line of credit and we are subject to certain financial covenants defined in the agreement. We are currently in compliance with these financial covenants. If we do not comply with these covenants on a continuing basis, the lenders have the right to refuse to advance additional funds under the facility and/or declare all principal and interest immediately due and payable.

In April 2008, the Company entered into an amended and restated credit agreement related to the offshore credit facility allowing for a subordinated credit facility with a private lender and the release of certain collateral which was then pledged to the new lender under a separate credit agreement.

Effective June 30, 2009, the private lender agreed to release the pledged collateral under this credit facility in favor of the offshore credit facility in exchange for a second lien position on all of the assets of the offshore subsidiary and a pledge from PEC to not take on any additional debt in excess of $112 million on its existing onshore asset base. This amended facility will mature in January 2012, which will be accelerated if there is a change in control or management of PrimeEnergy Corporation, and bears interest at a rate of 10% per annum.

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

RESULTS OF OPERATIONS

Revenues and net income (loss) during the six month period ended June 30, 2009, as compared to the same periods in 2008 reflect the increased oil and decreased gas sales, presented below, offset by depreciation and depletion of oil and gas properties. The table summarizes production volumes and average sales prices realized (including realized gains and losses from derivatives).

	Six Months Ended June 30,			Three Months Ended June 30,
	2009	2008	Increase / (Decrease)	2009	2008	Increase / (Decrease)
Barrels of Oil Produced	341,000	320,000	21,000	169,000	165,000	4,000
Average Price Received	$50.64	$94.19	$(43.55)	$57.21	$108.50	$(51.29)

Oil Revenue	$17,244,000	$30,140,000	$(12,896,000)	$9,669,000	$17,902,000	$(8,233,000)

Mcf of Gas Produced	3,673,000	4,723,000	(1,050,000)	1,802,000	2,341,000	(539,000)
Average Price Received	$4.17	$9.42	$(5.25)	$3.80	$9.67	$(5.87)

Gas Revenue	$15,305,000	$44,508,000	$(29,203,000)	$6,842,000	$22,645,000	$(15,803,000)

Total Oil & Gas Revenue	$32,549,000	$74,648,000	$(42,099,000)	$16,511,000	$40,547,000	$(24,036,000)

Oil and gas prices received excluding the impact of derivatives were;

	Six Months Ended June 30,			Three Months Ended June 30,
	2009	2008	Increase / (Decrease)	2009	2008	Increase / (Decrease)
Oil Price	$46.19	$109.26	$(63.07)	$36.96	$128.49	$(91.53)
Gas Price	$4.17	$9.83	$(5.66)	$4.52	$10.90	$(6.38)

The increase in oil production is due to properties added during 2008 from our 2008 West Texas drilling program offset by the natural decline of existing properties. The decrease in gas production is primarily due to the natural decline of the offshore properties.

Lease operating expense for the six months of 2009 decreased by $4,482,000, or 21%, compared to 2008 due to overall price decreases in oil field services combined with reduced production taxes related to reduced commodity prices.

General and administrative expenses decreased $1,670,000, or 23%, in the first six months of 2009 as compared to 2008 due to reductions in personnel costs.

Field Service income and expense for the six months of 2009 decreased $3,567,000 and $1,379,000, or 28% and 14%, respectively, compared to 2008. These decreases reflect lower rates, utilization and labor costs during 2009.

Depreciation, depletion and amortization expense for the first six months of 2009 decreased to $22,132,000 in 2009 from $35,629,000 in 2008. This decrease is primarily related to the decrease in offshore production during the first six months of 2009.

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

As of the end of the current reported period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the Commission’s rules and forms, of information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

There were no significant changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

From time to time, the Company is party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, management does not expect these matters to have a materially adverse effect on the financial position or results of operations of the Company.

Item 1A.	RISK FACTORS

The Company is a smaller reporting company and no response is required pursuant to this Item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities by the Company during the period covered by this report.

During the six months ended June 30, 2009, the Company purchased the following shares of common stock as treasury shares.

Name	Number of Shares	Average Price Paid per share	Maximum Number of Shares that May Yet Be Purchased Under The Plan (1)
January	1,803	$42.82	194,920
February	2,209	$34.18	192,711
March	1,824	$39.38	190,887
April	946	$45.77	189,941
May	—	—	189,941
June	—	$—	189,941

Total/Average	6,782	$39.49

(1)	In December 1993, we announced that our board of directors authorized a stock repurchase program whereby we may purchase outstanding shares of our common stock from time-to-time, in open market transactions or negotiated sales. A total of 2,700,000 shares have been authorized, to date, under this program. Through June 30, 2009 we repurchased a total of 2,510,059 shares under this program for $33,928,627 at an average price of $13.52 per share. Additional purchases may occur as market conditions warrant. We expect future purchases will be funded with internally generated cash flow or from working capital.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of the Company was held June 23, 2009. Two matters were submitted to a vote of the stockholders: the election of seven Directors of the Company and the approval of an amendment, effective July 1, 2009, to the Restated Certificate of Incorporation of the Company to eliminate the authorized class of Preferred Stock of the Company, no shares of which have been issued, and to decrease the number of authorized shares of Common Stock from 10,000,000 shares, par value $.10 per share, to 4,000,000 shares, par value $.10 per share. Proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There were 3,041,513 shares outstanding and entitled to vote at the meeting.

Seven persons were nominated by management for election as Directors of the Company, each for a term of one year. All of such persons were currently serving as Directors of the Company. There were no other persons serving as Directors and there was no Director whose term of office continued after the meeting. There were no other nominees and there was no solicitation in opposition to management’s nominees and all of such nominees were elected. The names of each Director elected at the meeting and the number of shares voted for or withheld for each nominee, is as follows. There were no abstentions or broker non-votes.

Name	For	Withheld
Beverly A. Cummings	2,928,847	103,263
Charles E. Drimal, Jr.	2,928,646	103,464
Matthias Eckenstein	2,939,599	92,511
H. Gifford Fong	3,028,902	3,208
Thomas S. T. Gimbel	2,914,230	117,880
Clint Hurt	2,914,230	117,880
Jan K. Smeets	2,941,600	90,410

The approval of the amendment to the Restated Certificate of Incorporation of the Company required the approval of a majority of the issued and outstanding shares of the Company’s Common stock, or not less than 1,520,758 shares. There were 2,718,537 shares voted for the amendment, 3, 493 shares voted against the amendment, 1,227 shares abstained, and 308,853 broker non-votes.

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

The following exhibits are filed as a part of this Report:

Exhibit No.
3.1	Restated Certificate of Incorporation of PrimeEnergy Corporation (effective July 1, 2009) (filed herewith).

10.22.5.7	Sixth Amendment to Amended and Restated Credit Agreement Among PrimeEnergy Corporation, PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, EOWS Midland Company and Guaranty Bank, FSB, as Agent and Letter of Credit Issuer and the Lenders Signatory Hereto, effective June 19, 2009 (filed herewith).

10.26.3	Consent, Waiver and First Amendment to Amended and Restated Credit Agreement Among Prime Offshore L.L.C., Guaranty Bank, FSB, as Agent and the Lenders Party Hereto, effective June 30, 2009 (filed herewith).

10.27.2	Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production from Prime Offshore L.L.C. for the benefit of Guaranty Bank, FSB, Agent, effective June 30, 2009 (filed herewith).

10.27.3.1	Loan Modification effective 30th day of June, 2009 by and between Artic Management Corporation, Prime Offshore L.L.C. and PrimeEnergy Corporation (filed herewith).

10.27.7	Pledge Agreement made effective June 30, 2009, by and between Prime Offshore L.L.C. and Guaranty Bank, FSB, as Agent (filed herewith).

10.27.8	Subordination of Liens and Security Interests effective June 30, 2009, by Artic Management Corporation for the benefit of Guaranty Bank, FSB, as Agent (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PrimeEnergy Corporation
(Registrant)

August 13, 2009	/s/ Charles E. Drimal, Jr.
(Date)	Charles E. Drimal, Jr.
President
Principal Executive Officer

August 13, 2009	/s/ Beverly A. Cummings
(Date)	Beverly A. Cummings
Executive Vice President
Principal Financial Officer

August 13, 2009	/s/ Lynne Pizor
(Date)	Lynne Pizor
Controller, Principal Accounting Officer