Form 10-Q/A
period 2009-03-31
PRIMEENERGY CORP
filed 2009-09-03
CIK 56868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q, or Form 10-Q/A, to amend Item 1 in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, or the Quarterly report, which was originally filed with the Securities and Exchange Commission, or the SEC, on May 20, 2009. The diluted income (loss) per common share was incorrect on the face of the income statement as well as in Note 12 of The Notes to Consolidated Financial Statements. The error does not affect any other amounts reported on the corresponding financial statements for the periods reported. In addition, we are filing or furnishing, as indicated in this Form 10-Q/A, as exhibits, the required currently dated certifications.

The Form 10-Q/A is limited in scope to such items and does not amend, update, or change any other items or disclosures contained in the Quarterly Report. Accordingly, other items that remain unaffected are omitted in this filing. Except as described in this paragraph, we do not purport by this Form 10-Q/A to update any of the information contained in the Quarterly Report.

References in this Form 10-Q/A to “we”, “us”, the “Company” and PEC refer to PrimeEnergy Corporation and its wholly- owned subsidiaries, unless otherwise indicated or as otherwise required by the context.

PART I—FINANCIAL INFORMATION

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

PrimeEnergy Corporation

Consolidated Statement of Operations

Three Months Ended March 31, 2009 and 2008

(Unaudited)

	2009	2008
Revenue:
Oil and gas sales	$16,038,000	$34,101,000
Field service income	4,958,000	6,255,000
Administrative overhead fees	2,269,000	2,199,000
Other income	12,000	202,000

Total revenue	23,277,000	42,757,000

Costs and expenses:
Lease operating expense	8,227,000	9,706,000
Field service expense	4,065,000	4,779,000
Depreciation, depletion and amortization	11,768,000	16,920,000
General and administrative expense	2,857,000	3,225,000
Exploration costs	6,000	57,000

Total costs and expenses	26,923,000	34,687,000

Gain/(loss) on sale and exchange of assets	96,000	(15,000)

Income/(loss) from operations	(3,550,000)	8,055,000

Other income and expenses:
Less: interest expense	1,566,000	2,447,000
Add interest income	10,000	157,000

Income/(loss) before provision/(benefit) for income taxes	(5,106,000)	5,765,000
Provision/(benefit) for income taxes	(1,623,000)	1,388,000

Net income/(loss)	(3,483,000)	4,377,000

Income/(loss) attributable to the non-controlling interest	(15,000)	(1,646,000)

Net income/(loss) attributable to PrimeEnergy	$(3,498,000)	$2,731,000

Basic income/(loss) per common share	$(1.15)	$0.88

Diluted income/(loss) per common share	$(1.15)	$0.71

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

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:

	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
	Net Income/(loss)	Number of Shares	Per Share Amount	Net Income	Number of Shares	Per Share Amount
Net income/(loss) per common share	$(3,498,000)	3,044,745	$(1.15)	$2,731,000	3,090,276	$0.88
Effect of dilutive securities:
Options (a)					752,651

Diluted net income/(loss) per common share	$(3,498,000)	3,044,745	$(1.15)	$2,731,000	3,842,927	$0.71

(a)	The dilutive effect of 767,500 outstanding stock purchase options is not considered for the three months ended March 31, 2009, due to the loss incurred for such period.

Item 6.	EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit No.
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PrimeEnergy Corporation
(Registrant)

September 3, 2009	/s/ Charles E. Drimal, Jr.
(Date)	Charles E. Drimal, Jr.
President
Principal Executive Officer

September 3, 2009	/s/ Beverly A. Cummings
(Date)	Beverly A. Cummings
Executive Vice President
Principal Financial Officer

September 3, 2009	/s/ Lynne Pizor
(Date)	Lynne Pizor
Controller, Principal Accounting Officer