Form 10-Q/A
period 2009-06-30
PRIMEENERGY CORP
filed 2009-09-03
CIK 56868

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q, or Form 10-Q/A, to amend Item 1 in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, or the Quarterly report, which was originally filed with the Securities and Exchange Commission, or the SEC, on August 14, 2009. The diluted income (loss) per common share was incorrect on the face of the income statement as well as in Note 12 of The Notes to Consolidated Financial Statements. The error does not affect any other amounts reported on the corresponding financial statements for the periods reported. In addition, we are filing or furnishing, as indicated in this Form 10-Q/A, as exhibits, the required currently dated certifications.

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

PrimeEnergy Corporation

Consolidated Statement of Operations

Six Months Ended June 30, 2009 and 2008

(Unaudited)

	2009	2008
Revenue:
Oil and gas sales	$32,549,000	$74,648,000
Field service income	9,182,000	12,749,000
Administrative overhead fees	4,317,000	4,499,000
Other income	15,000	197,000

Total revenue	46,063,000	92,093,000

Costs and expenses:
Lease operating expense	16,678,000	21,160,000
Field service expense	8,204,000	9,583,000
Depreciation, depletion and amortization	22,132,000	35,629,000
Loss on settlement of asset retirement obligation	1,611,000	—
General and administrative expense	5,620,000	7,290,000
Exploration costs	—	299,000

Total costs and expenses	54,245,000	73,961,000

Gain (loss) on sale and exchange of assets	200,000	78,000

Income (loss) from operations	(7,982,000)	18,210,000

Other income and expenses:
Less: interest expense	3,135,000	4,376,000
Add interest income	38,000	261,000

Income (loss) before provision (benefit) for income taxes	(11,079,000)	14,095,000
Provision (benefit) for income taxes	(3,610,000)	3,451,000

Net income (loss)	(7,469,000)	10,644,000

Less: Net income attributable to non-controlling interest	183,000	3,894,000

Net income (loss) attributable to PrimeEnergy	$(7,652,000)	$6,750,000

Basic income (loss) per common share	$(2.51)	$2.20

Diluted income (loss) per common share	$(2.51)	$1.76

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Consolidated Statement of Operations

Three Months Ended June 30, 2009 and 2008

(Unaudited)

	2009	2008
Revenue:
Oil and gas sales	$16,511,000	$40,547,000
Field service income	4,224,000	6,494,000
Administrative overhead fees	2,048,000	2,300,000
Other income	3,000	(5,000)

Total revenue	22,786,000	49,336,000

Costs and expenses:
Lease operating expense	8,451,000	11,454,000
Field service expense	4,139,000	4,804,000
Depreciation, depletion and amortization	10,364,000	18,709,000
Loss on settlement of asset retirement obligation	1,611,000	—
General and administrative expense	2,757,000	4,065,000
Exploration costs	—	242,000

Total costs and expenses	27,322,000	39,274,000

Gain (loss) on sale and exchange of assets	104,000	93,000

Income (loss) from operations	(4,432,000)	10,155,000

Other income and expenses:
Less: interest expense	1,569,000	1,929,000
Add interest income	28,000	104,000

Income (loss) before provision (benefit) for income taxes	(5,973,000)	8,330,000
Provision (benefit) for income taxes	(1,987,000)	2,063,000

Net income (loss)	(3,986,000)	6,267,000

Less: Net income attributable to non-controlling interest	168,000	2,248,000

Net income (loss) attributable to PrimeEnergy	$(4,154,000)	$4,019,000

Basic income (loss) per common share	$(1.37)	$1.31

Diluted income (loss) per common share	$(1.37)	$1.05

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

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
	Net Income/(loss)	Number of Shares	Per Share Amount	Net Income	Number of Shares	Per Share Amount
Net income (loss) per common share	$(7,652,000)	3,042,867	$(2.51)	$6,750,000	3,074,725	$2.20
Effect of dilutive securities:
Options (a)					753,132

Diluted net income (loss) per common share	$(7,652,000)	3,042,867	$(2.51)	$6,750,000	3,827,857	$1.76

	Three Months Ended June 30, 2009			Three Months Ended June 30, 2008
	Net Income/(loss)	Number of Shares	Per Share Amount	Net Income	Number of Shares	Per Share Amount
Net income (loss) per common share	$(4,154,000)	3,040,999	$(1.37)	$4,019,000	3,057,831	$1.31
Effect of dilutive securities:
Options (a)					753,563

Diluted net income (loss) per common share	$(4,154,000)	3,040,999	$(1.37)	$4,019,000	3,811,394	$1.05

(a)	The dilutive effect of 767,500 outstanding stock purchase options is not considered for the six and three month periods ended June 30, 2009, due to the losses incurred for such periods.

(13)	Effective July 1, 2009, pursuant to a vote of the shareholders amending the Articles of Incorporation, the authorized shares of common stock were reduced from 10,000,000 to 4,000,000, and the class of Preferred Stock of the Company, no shares of which have been issued, was eliminated. In conjunction with this amendment the Board of Directors approved the retirement on July 1, 2009, of 3,854,098 shares of treasury stock.

Item 6.	EXHIBITS

The following exhibits are filed as a part of this Report:

Exhibit No.
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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