Form 10-Q
period 2009-09-30
PRIMEENERGY CORP
filed 2009-11-13
CIK 56868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2009

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each class of the Registrant’s Common Stock as of November 10, 2009 was: Common Stock, $0.10 par value, 3,034,697 shares.

PrimeEnergy Corporation

Index to Form 10-Q

September 30, 2009

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

PrimeEnergy Corporation

Consolidated Balance Sheet

September 30, 2009 and December 31, 2008

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$14,321,000	$11,808,000
Restricted cash and cash equivalents	5,111,000	8,027,000
Accounts receivable (net)	9,913,000	18,257,000
Due from related parties	99,000	678,000
Prepaid expenses	1,520,000	1,302,000
Derivative contracts	395,000	1,755,000
Inventory at cost	4,610,000	4,532,000
Deferred income taxes	745,000	30,000

Total current assets	36,714,000	46,389,000

Property and equipment, at cost
Oil and gas properties (successful efforts method), net	188,098,000	212,149,000
Field service equipment and other, net	7,391,000	8,316,000

Net property and equipment	195,489,000	220,465,000

Other assets	582,000	976,000

Total assets	$232,785,000	$267,830,000

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Consolidated Balance Sheet

September 30, 2009 and December 31, 2008

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Current bank debt	$6,000,000	$16,970,000
Accounts payable	21,835,000	26,715,000
Current portion of asset retirement and other long-term obligation	3,446,000	1,461,000
Derivative liability short term	752,000	387,000
Accrued liabilities	5,456,000	10,477,000
Due to related parties	338,000	233,000

Total current liabilities	37,827,000	56,243,000

Long-term bank debt	88,100,000	87,170,000
Indebtedness to related parties	20,000,000	20,000,000
Asset retirement obligation	17,365,000	18,650,000
Derivative liability long term	157,000	146,000
Deferred income taxes	21,618,000	25,688,000

Total liabilities	185,067,000	207,897,000

Stockholders’ equity: (Note 13)
Common stock, $.10 par value; 2009: Authorized: 4,000,000 shares, issued: 3,836,397 shares; 2008: Authorized: 10,000,000 shares, issued: 7,694,970 shares	383,000	769,000
Paid in capital	5,445,000	11,024,000
Retained earnings	57,437,000	73,426,000
Accumulated other comprehensive income, net	(394,000)	1,009,000

	62,871,000	86,228,000
Treasury stock, at cost; 2009: 800,000 shares; 2008: 4,647,316 shares	(25,272,000)	(36,940,000)

Total stockholders’ equity	37,599,000	49,288,000
Non-controlling interest	10,119,000	10,645,000

Total equity	47,718,000	59,933,000

Total liabilities and equity	$232,785,000	$267,830,000

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Consolidated Statement of Operations

Nine Months Ended September 30, 2009 and 2008

(Unaudited)

	2009	2008
Revenue:
Oil and gas sales	$49,975,000	$108,574,000
Field service income	12,923,000	18,760,000
Administrative overhead fees	6,271,000	6,791,000
Gain on derivative instruments	179,000	—
Other income	15,000	332,000

Total revenue	69,363,000	134,457,000

Costs and expenses:
Lease operating expense	25,054,000	32,313,000
Field service expense	11,667,000	14,787,000
Depreciation, depletion and amortization	31,584,000	50,840,000
Loss on settlement of asset retirement obligation	1,722,000	—
General and administrative expense	8,498,000	11,184,000
Exploration costs	13,000	458,000

Total costs and expenses	78,538,000	109,582,000

Gain on sale and exchange of assets	212,000	98,000

Income (loss) from operations	(8,963,000)	24,973,000

Other income and expenses:
Less: Interest expense	5,297,000	6,185,000
Add: Interest income	45,000	354,000

Income (loss) before provision (benefit) for income taxes	(14,215,000)	19,142,000
Provision (benefit) for income taxes	(4,775,000)	4,640,000

Net income (loss)	(9,440,000)	14,502,000

Less: Net income attributable to non-controlling interest	527,000	5,680,000

Net income (loss) attributable to PrimeEnergy	$(9,967,000)	$8,822,000

Basic income (loss) per common share	$(3.28)	$2.88

Diluted income (loss) per common share	$(3.28)	$2.31

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Consolidated Statement of Operations

Three Months Ended September 30, 2009 and 2008

(Unaudited)

	2009	2008
Revenue:
Oil and gas sales	$17,426,000	$33,926,000
Field service income	3,741,000	6,011,000
Administrative overhead fees	1,954,000	2,292,000
Gain on derivative instruments	179,000	—
Other income	—	135,000

Total revenue	23,300,000	42,364,000

Costs and expenses:
Lease operating expense	8,376,000	11,153,000
Field service expense	3,463,000	5,204,000
Depreciation, depletion and amortization	9,452,000	15,211,000
Loss on settlement of asset retirement obligation	111,000	—
General and administrative expense	2,878,000	3,894,000
Exploration costs	13,000	159,000

Total costs and expenses	24,293,000	35,621,000

Gain on sale and exchange of assets	12,000	20,000

Income (loss) from operations	(981,000)	6,763,000

Other income and expenses:
Less: Interest expense	2,162,000	1,809,000
Add: Interest income	7,000	93,000

Income (loss) before provision (benefit) for income taxes	(3,136,000)	5,047,000
Provision (benefit) for income taxes	(1,165,000)	1,189,000

Net income (loss)	(1,971,000)	3,858,000

Less: Net income attributable to non-controlling interest	344,000	1,786,000

Net income (loss) attributable to PrimeEnergy	$(2,315,000)	$2,072,000

Basic income (loss) per common share	$(.76)	$.68

Diluted income (loss) per common share	$(.76)	$.54

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Consolidated Statement of Stockholders’ Equity

Nine Months Ended September 30, 2009

(Unaudited)

	Common Stock		Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total Stockholders’ Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at December 31, 2008	7,694,970	$769,000	$11,024,000	$73,426,000	$1,009,000	$(36,940,000)	$49,288,000	$10,645,000	$59,933,000
Purchased 6,782 shares of common stock						(268,000)	(268,000)		(268,000)
Retired 3,858,573 shares of treasury stock	(3,858,573)	(386,000)	(5,528,000)	(6,022,000)		11,936,000	—		—
Net loss				(9,967,000)			(9,967,000)	527,000	(9,440,000)
Other comprehensive loss, net of taxes					(1,403,000)		(1,403,000)		(1,403,000)
Purchase of non-controlling interests			(51,000)				(51,000)	(98,000)	(149,000)
Distributions to non-controlling interests								(955,000)	(955,000)

Balance at September 30, 2009	3,836,397	$383,000	$5,445,000	$57,437,000	$(394,000)	$(25,272,000)	$37,599,000	$10,119,000	$47,718,000

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Consolidated Statement of Comprehensive Income (Loss)

	Quarter Ended September 30, 2009	Quarter Ended September 30, 2008
Net income (loss)	$(9,967,000)	$8,822,000

Other comprehensive income (loss), net of taxes:
Reclassification adjustment for settled contracts, net of taxes of $344,000 and $4,191,000, respectively	611,000	(7,450,000)
Changes in fair value of hedge positions, net of taxes of $1,133,000 and $1,713,000, respectively	(2,014,000)	3,046,000

Total other comprehensive loss	(1,403,000)	(4,404,000)

Comprehensive income (loss)	(11,370,000)	4,418,000

Less: Comprehensive income attributable to non-controlling interest	(527,000)	(5,680,000)

Comprehensive income (loss) attributable to common stockholders	$(10,843,000)	$10,098,000

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2009 and 2008

(Unaudited)

	2009	2008
Cash flows from operating activities:
Net income (loss)	$(9,967,000)	$8,822,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion on discounted liabilities	31,584,000	50,840,000
(Gain) loss on sale of properties	(212,000)	(98,000)
Unrealized gain on derivative instruments	(179,000)	—
Provision for deferred taxes	(4,393,000)	1,527,000
Loss on settlement of asset retirement obligation	1,722,000	—
Non-controlling interest in earnings of partnerships	527,000	5,680,000
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	8,344,000	(1,081,000)
(Increase) decrease in due from related parties	580,000	7,000
(Increase) decrease in inventories	(78,000)	327,000
(Increase) decrease in prepaid expenses and other assets	909,000	(2,237,000)
Increase (decrease) in accounts payable	(1,768,000)	5,595,000
Increase (decrease) in accrued liabilities	(94,000)	5,178,000
Increase (decrease) in due to related parties	103,000	1,185,000

Net cash provided by operating activities:	27,078,000	75,745,000

Cash flows from investing activities:
Capital expenditures, including exploration expense	(10,055,000)	(45,076,000)
Proceeds from sale of property and equipment	212,000	98,000

Net cash (used in) investing activities	(9,843,000)	(44,978,000)

Cash flows from financing activities:
Purchase of treasury stock	(268,000)	(4,425,000)
Purchase of non-controlling interests	(149,000)	—
Proceeds from long-term bank debt and other long-term obligations	33,899,000	88,075,000
Repayment of long-term bank debt and other long-term obligations	(47,249,000)	(113,137,000)
Distributions to non-controlling interest	(955,000)	(2,765,000)

Net cash (used in) financing activities	(14,722,000)	(32,252,000)

Net increase (decrease) in cash and cash equivalents	2,513,000	(1,485,000)

Cash and cash equivalents at the beginning of the period	11,808,000	25,373,000

Cash and cash equivalents at the end of the period	$14,321,000	$23,888,000

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

September 30, 2009

(1) Interim Financial Statements:

The accompanying consolidated financial statements of PrimeEnergy Corporation (“PEC”), with the exception of the consolidated balance sheet at December 31, 2008, have not been audited by independent public accountants. In the opinion of management, the accompanying financial statements reflect all adjustments necessary to present fairly our financial position at September 30, 2009, net income (loss), comprehensive income (loss) and cash flows for the applicable nine and three months ended September 30, 2009 and 2008. All such adjustments are of a normal recurring nature. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation. The results for interim periods are not necessarily indicative of annual results. Subsequent events have been evaluated through November 12, 2009, which is also the date that the financial statements were issued.

Recently Adopted Accounting Standards

In July 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (the Codification), “Generally Accepted Accounting Principles,” establishing the accounting standards codification and the hierarchy of generally accepted accounting principles (GAAP) as the sole source of authoritative non-governmental U.S. GAAP. The Codification was not intended to change U.S. GAAP; however, references to various accounting pronouncements and literature will now differ from what was previously being used in practice. Authoritative literature is now referenced by topic rather than by type of standard. As of July 1, 2009, the FASB no longer issues Statements, Interpretations, Staff Positions or EITF Abstracts. The FASB now communicates new accounting standards by issuing an Accounting Standards Update (ASU). All guidance in the codification has an equal level of authority. The Codification is effective for financial statements that cover interim and annual periods ending after September 15, 2009, and supersedes all accounting standards in U.S. GAAP, aside from those issued by the SEC. There was no impact on the Company’s financial position, results of operations or cash flows as a result of the Codification.

On January 1, 2009, we adopted the guidance “Non-controlling Interests in Consolidated Financial Statements” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance defines a non-controlling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The guidance requires, among other items, that a non-controlling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and non-controlling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and non-controlling interest all on the consolidated income statement; and if a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. The adoption of the guidance resulted in changes to our presentation for non-controlling interests but did not have a material impact on the Company’s results of operations and financial condition. Certain prior period balances have been restated to reflect the changes required by the guidance.

In August 2009, the FASB issued guidance on the measurement of liabilities at fair value. The guidance provides clarification that in circumstances in which a quoted market price in an active market for an identical liability is not available, an entity is required to measure fair value using a valuation technique that uses the quoted price of an identical liability when traded as an asset or, if unavailable, quoted prices for similar liabilities or similar assets when traded as assets. If none of this information is available, an entity should use a valuation technique in accordance with existing fair valuation principles. There was no impact on the Company’s financial position, results of operations or cash flows as a result of the adoption of this guidance.

In April 2009, the FASB amended guidance regarding determining fair value when the volume and level of activity for an asset or liability has significantly decreased and identifying transactions that are not orderly. If an entity determines that either the volume or level of activity for an asset or liability has significantly decreased from normal conditions, or that price quotations or observable inputs are not associated with orderly transactions, increased analysis and management judgment will

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

September 30, 2009

be required to estimate fair value. The objective in fair value measurement remains unchanged from what is prescribed in the guidance and should be reflective of the current exit price. Disclosures in interim and annual periods must include inputs and valuation techniques used to measure fair value, along with any changes in valuation techniques and related inputs during the period. In addition, disclosures for debt and equity securities must be provided on a more disaggregated basis. These amendments became effective for interim and annual reporting periods ending after June 15, 2009 and did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB amended “Financial Instruments” to require disclosures about fair value of financial instruments for publicly traded companies for both interim and annual periods. Historically, these disclosures were only required annually. The interim disclosures are intended to provide financial statement users with more timely and transparent information about the effects of current market conditions on an entity’s financial instruments that are not otherwise reported at fair value. These amendments became effective for interim reporting periods ending after June 15, 2009. Comparative disclosures are only required for periods ending after the initial adoption. There was no material impact on the Company’s financial position, results of operations or cash flows as a result of the adoption.

In April 2009, the FASB amended the other-than-temporary impairment guidance for debt securities in “Investments-Debt and Equity Securities” to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. There were no amendments made to the recognition and measurement guidance for equity securities, but a new method of recognizing and reporting for debt securities was established. Disclosure requirements for impaired debt and equity securities have been expanded significantly and are now required quarterly, as well as annually. These amendments became effective for interim and annual reporting periods ending after June 15, 2009 and did not have a material impact on the Company’s financial position, results of operations or cash flows. Comparative disclosures are only required for periods ending after the initial adoption.

In June 2009, the FASB amended “Subsequent Events” to require entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. In addition, a new concept of financial statements being “available to be issued” was introduced. These amendments became effective for interim and annual periods ending after June 15, 2009 and did not have any impact on the Company’s financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued changes to “Transfers and Servicing” which will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets. These changes will be effective at the beginning of the first fiscal year beginning after November 15, 2009. As the Company does not anticipate having any of these types of transactions in the near future, these changes are not expected to have any impact on its financial position, results of operations or cash flows.

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

(2) Significant Acquisitions, Dispositions and Property Activity

The Company makes an annual offer to repurchase the interests of the partners and trust unit holders in certain of the Partnerships and Trusts. The Company purchased such interests in an amount totaling $149,000 for the nine months ended September 30, 2009 and $481,000 for the year ended December 31, 2008.

(3) Restricted Cash and Cash Equivalents:

Restricted cash and cash equivalents include $5,111,000 and $8,027,000 at September 30, 2009 and December 31, 2008, respectively, of cash primarily pertaining to undistributed revenue payments. There were corresponding accounts payable recorded at September 30, 2009 and December 31, 2008 for these liabilities.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

September 30, 2009

(4) Additional Balance Sheet Information

Certain balance sheet amounts are comprised of the following:

	September 30, 2009	December 31, 2008
Accounts Receivable:
Joint interest billing	$2,226,000	$2,244,000
Trade receivables	1,578,000	7,270,000
Oil and gas sales	6,723,000	8,426,000
Other	192,000	608,000

	10,719,000	18,548,000
Allowance for doubtful accounts	(806,000)	(291,000)

	$9,913,000	$18,257,000

Accounts Payable:
Trade	$7,042,000	$9,753,000
Royalty and other owners	9,221,000	13,215,000
Other	5,572,000	3,747,000

Total	$21,835,000	$26,715,000

Accrued Liabilities:
Compensation and related expenses	$2,623,000	$2,185,000
Property cost	1,010,000	5,582,000
Income tax	107,000	504,000
Other	1,716,000	2,206,000

Total	$5,456,000	$10,477,000

(5) Property and Equipment:

Property and equipment at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30, 2009	December 31, 2008
Proved oil and gas properties, at cost	$432,034,000	$427,174,000
Unproved oil and gas properties, at cost	2,442,000	2,409,000
Accumulated depletion and depreciation	(246,378,000)	(217,434,000)

	$188,098,000	$212,149,000

Field service equipment and other	19,431,000	19,513,000
Accumulated depreciation	(12,040,000)	(11,197,000)

	$7,391,000	$8,316,000

Total net property and equipment	$195,489,000	$220,465,000

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

September 30, 2009

(6) Long-Term Bank Debt:

The Company has credit facilities totaling $360 million, consisting of a $200 million credit facility through Guaranty Bank (the offshore facility) and a $160 million credit facility through a syndicate of banks led by Guaranty Bank (the onshore facility). The offshore facility’s maturity date is 2010 and onshore credit facility matures in 2011. On August 21, 2009, Guaranty Bank was closed by the Office of Thrift Suspension. Subsequently, the Federal Deposit Insurance Corporation (FDIC) was named Receiver. All deposit accounts have been transferred to BBVA Compass.

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

During June 2009 the Borrowing Base of the credit facility was amended. The onshore facility Borrowing Base was reduced to $100 million with a subsequent monthly Borrowing Base reduction of $2 million which is scheduled to begin December 1, 2009. The offshore facility Borrowing Base was reduced to $10 million with a principal payment of $3.37 million paid on July 1, 2009 followed by monthly payments and Borrowing Base reduction of $500,000 which began in August 2009. The Company’s borrowing rates, in both facilities, have a floor of 2% plus applicable margin rates that vary between 3% to 5%, depending on which facility, the value of current borrowing and the actual available Borrowing Base.

At September 30, 2009, the borrowing base was $100 million and the outstanding balance of the Company’s bank debt was $85.6 million under the onshore credit facility at a weighted average interest rate of 5.21%. Under the offshore credit facility, the outstanding balance was $8.5 million, with no further availability, at a weighted average interest rate of 5.22%. Total outstanding bank debt was $94.1 million at September 30, 2009. The combined average interest rates paid on outstanding bank borrowings subject to interest at the bank’s base rate and on outstanding bank borrowings bearing interest based upon the LIBO rate were 5.21% during 2009 as compared to 5.72% during 2008.

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

Indebtedness to related parties—non-current:

During the second quarter 2008, the Company’s offshore subsidiary entered into a subordinated credit facility with a private lender with an availability of $50 million. The private lender had specific collateral pledged under a separate credit agreement. The private lender is a member of the Company’s Board of Directors. Effective June 30, 2009, the private lender agreed to release the pledged collateral under this credit facility in favor of the offshore credit facility in exchange for a second lien position on all of the assets of the offshore subsidiary and a pledge from PEC to pay the outstanding balance under the facility in full after PEC’s current bank debt is paid off and not take on any additional debt on its existing asset base. This amended facility will mature in January 2012, which will be accelerated if there is a change in control or management of PrimeEnergy Corporation, and bears interest at a rate of 10% per annum. As of September 30, 2009 advances from this facility amounted to $20 million.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

September 30, 2009

(7) Other Long-Term Obligations and Commitments:

Operating Leases:

The Company has several non-cancelable operating leases, primarily for rental of office space, that have a term of more than one year.

Operating Leases
2009 (October 1 through December 31,)	$170,000
2010	743,000
2011	384,000
2012	121,000
Thereafter	—

Total minimum payments	$1,418,000

Asset Retirement Obligation:

A reconciliation of the liability for plugging and abandonment costs for the nine months ended September 30, 2009 and the year ended December 31, 2008 is as follows:

	September 30, 2009	December 31, 2008
Asset retirement obligation – beginning of period	$19,541,000	$17,361,000
Liabilities incurred	—	627,000
Liabilities settled	(1,617,000)	(1,292,000)
Accretion expense	1,278,000	1,395,000
Revisions in estimated liabilities	—	1,450,000

Asset retirement obligation – end of period	$19,202,000	$19,541,000

The Company’s liability is determined using significant assumptions, including current estimates of plugging and abandonment costs, annual inflation of these costs, the productive life of wells and the risk-adjusted interest rate. Changes in any of these assumptions can result in significant revisions to the estimated asset retirement obligation. Revisions to the asset retirement obligation are recorded with an offsetting charge to producing properties, resulting in prospective changes to depreciation, depletion and amortization expense and accretion of discount. Because of the subjectivity of assumptions and the relatively long life of most of the wells, the costs to ultimately retire the wells may vary significantly from previous estimates.

(8) Contingent Liabilities:

PrimeEnergy Management Corporation, a wholly-owned subsidiary, acts as the managing general partner for 18 limited partnerships and 2 trusts (collectively, the “Partnerships”). The Company, as managing general partner of the affiliated Partnerships, is responsible for all Partnership activities, including the drilling of development wells and the production and sale of oil and gas from productive wells. The Company also provides the administration, accounting and tax preparation work for the Partnerships, and is liable for all debts and liabilities of the affiliated Partnerships, to the extent that the assets of a given limited Partnership are not sufficient to satisfy its obligations. As of September 30, 2009, the affiliated Partnerships have established cash reserves in excess of their debts and liabilities and the Company believes these reserves will be sufficient to satisfy Partnership obligations.

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

(9) Stock Options and Other Compensation:

In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. At September 30, 2009 and December 31, 2008, options on 767,500 were outstanding and exercisable at prices ranging from $1.00 to $1.25, and having no expiration date.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

September 30, 2009

(10) Related Party Transactions:

The Company makes an annual offer to repurchase the interests of the partners and trust unit holders in certain of the Partnerships and Trusts. The Company purchased such interests in an amount totaling $149,000 for the nine months ending September 30, 2009 and $481,000 for the year ending December 31, 2008.

Treasury stock purchases in any reported period may include shares acquired from a related party. There were no related party treasury stock purchases during the nine month period ending September 30, 2009. Purchases from related parties in 2008 included 70,000 shares purchased for a total consideration of $3,500,000.

Receivables from related parties consist of reimbursable general and administrative costs, lease operating expenses and reimbursement for property development and related costs. These receivables are due from joint venture partners, which may include members of the Company’s Board of Directors.

Payables owed to related parties primarily represent receipts collected by the Company as agent for the joint venture partners, which may include members of the Company’s Board of Directors, for oil and gas sales net of expenses. Also included in due to related parties is the amount of accrued interest owed to the related party, a member of the Company’s Board of Directors, with whom the Company’s offshore subsidiary entered into a credit agreement. The agreement provides for a loan of $20 million at a rate of 10% annum and is secured by a second lien position of all of the assets of the offshore subsidiary. Included at September 30, 2009 was $164,000 of accrued interest on the related party loan.

(11) Financial Instruments

Fair Value Measurements:

The FASB Codification established a formal framework for measuring fair values of assets and liabilities in financial statements that are already required by GAAP to be measured at fair value. As defined in the Codification, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The transaction is based on a hypothetical transaction in the principal or most advantageous market considered from the perspective of the market participant that holds the asset or owes the liability.

The Company utilizes market data or assumptions that market participants who are independent, knowledgeable and willing and able to transact would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. The Company attempts to utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company is able to classify fair value balances based on the observability of those inputs. The Codification establishes a formal fair value hierarchy based on the inputs used to measure fair value. The hierarchy gives the highest priority to level 1 measurements and the lowest priority to level 3 measurements, and accordingly, level 1 measurement should be used whenever possible. For further information regarding the fair value hierarchy, refer to Note 11 of the Notes to the Consolidated Financial Statements in the Company’s Form 10-K for the year ended December 31, 2008.

In accordance with the Codification, the Company has classified its assets and liabilities into these levels depending upon the data relied on to determine the fair values. The fair values of the Company’s interest rate swaps, natural gas and crude oil price collars and swaps are designated as Level 3. The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2009:

	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2009
Assets:

Commodity derivative contracts			$472,000	$472,000

Total assets			$472,000	$472,000

Liabilities:

Commodity derivative contracts			$(515,000)	$(515,000)

Interest rate derivative contracts	—	—	(394,000)	(394,000)

Total liabilities	—	—	$(909,000)	$(909,000)

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

September 30, 2009

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as level 3 in the fair value hierarchy.

Net assets as of January 1, 2009	$1,578,000
Total realized and unrealized losses:
Included in earnings (a)	611,000
Included in other comprehensive income	(2,805,000)
Purchases, sales, issuances and settlements, net	179,000

Net liabilities as of September 30, 2009	$(437,000)

(a)	Amounts reported in net income are classified as oil and gas sales for commodity derivative instruments reported as cash flow hedges prior to July 1, 2009 and as a reduction to interest expense for interest rate swap instruments. Derivative instruments for periods after July 1, 2009 will be reported in oil and gas sales as realized gain/loss and on a separately reported line item captioned unrealized gain/loss on derivative instruments.

Assuming no change in interest prices, after September 30, 2009, the Company would expect to reclassify to the Statement of Operations, over the next 12 months, $394,000 in after-tax loss associated with interest rate swaps. This reclassification represents the net short-term payable associated with open swaps currently not reflected in earnings at September 30, 2009 related to anticipate interest expense.

Derivative Instruments:

In March 2008, the FASB issued guidance and amended the disclosure requirements of “Derivatives and Hedging.” Entities are now required to provide greater transparency about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for under the Codification and how the instruments and related hedged items affect the financial position, results of operations and cash flows of the entity.

The Company is exposed to commodity price and interest rate risk, and management considers periodically the Company’s exposure to cash flow variability resulting from the commodity price changes and interest rate fluctuations. Futures, swaps and options are used to manage the Company’s exposure to commodity price risk inherent in the Company’s oil and gas production operations. The Company does not apply hedge accounting to any of its commodity based derivatives. The application of hedge accounting for commodities was discontinued for periods after July 1, 2009. As a result, both realized and unrealized gains and losses associated with derivative instruments are recognized in earnings. If the derivatives previously reported as cash flow hedges had losses or gains not yet settled, these items would be reported in accumulated other comprehensive income until settlement occurs and reclassified appropriately from accumulated other comprehensive income into the statement of operations.

Interest rate swaps derivatives continue to be treated as cash-flow hedges and are used to fix or float interest rates on existing debt. The value of these interest rate swaps at September 30, 2009 is located in accumulated other comprehensive income and settlement of the swaps is recorded within interest expense.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

September 30, 2009

Effect of derivative instruments on the Consolidated Balance Sheet:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash-flow hedges
Interest Rate Swap Derivatives		$—	Derivative liability short term	$(616,000)

Derivatives not designated as cash-flow hedge instruments
Natural Gas Commodity Contracts	Current derivative contracts	37,000
Natural Gas Commodity Contracts	Other assets	13,000
Natural Gas Commodity Contracts			Derivative liability short term	(136,000)
Natural Gas Commodity Contracts			Derivative liability long term	(45,000)
Crude Oil Commodity Contracts	Current derivative contracts	115,000
Crude Oil Commodity Contracts	Other assets	64,000
Crude Oil Commodity Contracts	Current derivative contracts	243,000
Crude Oil Commodity Contracts			Derivative liability long term	(112,000)

		$472,000		$(909,000)

Effect of derivative instruments on the Consolidated Statement of Operations:

	Location of gain/loss reclassified from OCI into income	Amount of gain/loss reclassified from accumulated OCI into income
Derivatives designated as cash-flow hedges
Interest Rate Swap Derivatives	Interest expense	$(564,000)
Crude Oil Commodity Contracts	Oil and gas sales	1,519,000

		$955,000

	Location of gain/loss recognized in income	Amount of gain/loss recognized in income
Derivatives not designated as cash-flow hedge instruments
Natural Gas Commodity Contracts	Gain on derivative instruments	$(131,000)
Crude Oil Commodity Contracts	Gain on derivative instruments	$310,000

		$179,000

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

September 30, 2009

(12)	Earnings (Loss) Per Share:

Basic earnings (loss) per share are computed by dividing earnings available or loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect earnings per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:

	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008
	Net Income/(loss)	Number of Shares	Per Share Amount	Net Income	Number of Shares	Per Share Amount
Net income (loss) per common share	$(9,967,000)	3,040,675	$(3.28)	$8,822,000	3,066,684	$2.88
Effect of dilutive securities:
Options					754,030

Diluted net income (loss) per common share	$(9,967,000)	3,040,675	$(3.28)	$8,822,000	3,820,714	$2.31

	Three Months Ended September 30, 2009			Three Months Ended September 30, 2008
	Net Income/(loss)	Number of Shares	Per Share Amount	Net Income	Number of Shares	Per Share Amount
Net income (loss) per common share	$(2,315,000)	3,036,446	$(.76)	$2,072,000	3,050,331	$0.68
Effect of dilutive securities:
Options					755,496

Diluted net income (loss) per common share	$(2,315,000)	3,036,446	$(.76)	$2,072,000	3,805,827	$0.54

(a)	The dilutive effect of 767,500 outstanding stock purchase options is not considered for the nine and three month periods ended September 30, 2009, due to the losses incurred for such periods.

(13)	Shareholder’s Equity:

The Company has in place a stock repurchase program whereby it may purchase outstanding shares of its common stock from time-to-time, in open market transactions or negotiated sales. The Company uses the cost method to account for its treasury share purchases. Effective July 1, 2009, pursuant to a vote of the shareholders amending the Articles of Incorporation, the authorized shares of common stock were reduced from 10,000,000 to 4,000,000, and the class of Preferred Stock of the Company, no shares of which have been issued, was eliminated. The amendment was filed with the Secretary of State in Delaware. The cost of the cancelled shares was determined by use of the first-in, first-out valuation method. The cost of the reacquired shares was $11,936,000. The cost was allocated between the par value ($0.10) of the shares cancelled; the excess of cost over the par value to paid in capital based upon the average per share amount of paid in capital ($1.43) for all shares from the original issuance; and the excess was charged to retained earnings.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the financial statements of the Company and notes thereto.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow provided by operations for the nine month period ended September 30, 2009 was $27,078,000. Excluding the effects of significant unforeseen expenses or other income, our cash flow from operations fluctuates primarily because of variations in oil and gas production and prices or changes in working capital accounts. Our oil and gas production will vary based on actual well performance but may be curtailed due to factors beyond our control. Hurricanes in the Gulf of Mexico may shut down our production for the duration of the storm’s presence in the Gulf or damage production facilities so that we cannot produce from a particular property for an extended amount of time. In addition, downstream activities on major pipelines in the Gulf of Mexico can also cause us to shut-in production for various lengths of time.

Our realized oil and gas prices vary due to world political events, supply and demand of products, product storage levels, and weather patterns. We sell the vast majority of our production at spot market prices. Accordingly, product price volatility will affect our cash flow from operations. To mitigate price volatility we sometimes lock in prices for some portion of our production through the use of financial instruments. The Company is a participant in nine oil and three gas commodity derivative financial instruments which were effective prior to September 30, 2009.

Commodity	Derivative Type	Contract Price	Total Volumes	Contract Period
Crude Oil	Collar	$60.00 / 77.40	57,000 bbls	2009
Crude Oil	Collar	$65.00 / 86.50	12,000 bbls	2009
Crude Oil	Collar	$65.00 / 80.90	204,000 bbls	2010
Crude Oil	Collar	$65.00 / 84.14	36,000 bbls	2010
Crude Oil	Collar	$65.00 / 84.00	45,000 bbls	2011
Crude Oil	Collar	$70.00 / 81.80	120,000 bbls	2010
Crude Oil	Collar	$70.00 / 86.30	30,999 bbls	2011
Crude Oil	Collar	$70.00 / 89.30	227,997 bbls	2011
Crude Oil	Collar	$70.00 / 92.85	168,000 bbls	2012
Natural Gas	Swap	$6.04	1,200,000 mmbtu	2010
Natural Gas	Swap	$6.13	600,000 mmbtu	2010

Subsequent to the quarter end, the Company entered into two gas and one oil commodity derivative financial instruments listed in the table set forth below.

Commodity	Derivative Type	Contract Price	Total Volumes	Contract Period
Crude Oil	Collar	$70.00 / 111.80	108,000 bbls	2012
Crude Oil	Collar	$80.00 / 97.50	240,000 bbls	2013
Natural Gas	Swap	$6.06	600,000 mmbtu	2010
Natural Gas	Swap	$6.81	480,000 mmbtu	2011

The Company’s activities include development and exploratory drilling. The Company’s strategy is to develop a balanced portfolio of drilling prospects that includes lower risk wells with a high probability of success and higher risk wells with greater economic potential.

The Company’s strategy in 2009 is to continue to reduce its outstanding debt which decreased by $30,860,000 in 2008 and approximately $10 million in 2009. This decreased leveraged position will better provide the Company the ability to participate in a significant acquisition, should the opportunity arise this year.

The Company has in place both a stock repurchase program and a limited partnership interest repurchase program. Spending under these programs in 2008 was $5.03 million. The Company expects to expend substantially less in 2009 because of the drop in energy prices. For the nine months ended September 30, 2009, the Company spent only $417,000 under these programs.

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

It is the goal of the Company to increase its oil and gas reserves and production through the acquisition and development of both onshore and offshore oil and gas properties. The Company also continues to explore and consider opportunities to further expand its oilfield servicing revenues through additional investment in field service equipment. However, the majority of the Company’s capital spending is discretionary, and the ultimate level of expenditures will be dependent on the Company’s assessment of the oil and gas business environment, the number and quality of oil and gas prospects available, the market for oilfield services, and oil and gas business opportunities in general.

RESULTS OF OPERATIONS

Revenues and net income (loss) during the nine month period ended September 30, 2009, as compared to the same periods in 2008 reflect the increased oil and decreased gas sales, presented below, offset by depreciation and depletion of oil and gas properties. The table summarizes production volumes and average sales prices realized (including realized gains and losses from derivatives).

	Nine Months Ended September 30,			Three Months Ended September 30,
	2009	2008	Increase / (Decrease)	2009	2008	Increase / (Decrease)
Barrels of Oil Produced	495,000	469,000	26,000	154,000	149,000	5,000
Average Price Received	$55.20	$95.05	$(39.85)	$65.45	$96.89	$(31.44)

Oil Revenue	$27,324,000	$44,577,000	$(17,253,000)	$10,080,000	$14,437,000	$(4,357,000)

Mcf of Gas Produced	5,425,000	6,838,000	(1,413,000)	1,752,000	2,115,000	(363,000)
Average Price Received	$4.18	$9.36	$(5.18)	$4.19	$9.21	$(5.02)

Gas Revenue	$22,651,000	$63,997,000	$(41,346,000)	$7,346,000	$19,489,000	$(12,143,000)

Total Oil & Gas Revenue	$49,975,000	$108,574,000	$(58,599,000)	$17,426,000	$33,926,000	$(16,500,000)

Oil and gas prices received excluding the impact of derivatives were:

	Nine Months Ended September 30,			Three Months Ended September 30,
	2009	2008	Increase / (Decrease)	2009	2008	Increase / (Decrease)
Oil Price	$52.13	$111.46	$(59.33)	$65.44	$116.19	$(50.75)
Gas Price	$4.18	$9.95	$(5.77)	$4.19	$10.22	$(6.03)

The increase in oil production is due to properties added during 2008 from our 2008 West Texas drilling program offset by the natural decline of existing properties. The decrease in gas production is primarily due to the natural decline of the offshore properties.

Lease operating expense for the nine months of 2009 decreased by $7,259,000, or 22%, compared to 2008 due to overall price decreases in oil field services combined with reduced production taxes related to reduced commodity prices.

General and administrative expenses decreased $2,686,000, or 24%, in the first nine months of 2009 as compared to 2008 due to reductions in personnel costs.

Field Service income and expense for the nine months of 2009 decreased $5,837,000 and $3,120,000, or 31% and 21%, respectively, compared to 2008. These decreases reflect lower rates, utilization and labor costs during 2009.

Depreciation, depletion and amortization expense for the first nine months of 2009 decreased to $31,584,000 in 2009 from $50,840,000 in 2008. This decrease is primarily related to the decrease in offshore production during the first nine months of 2009.

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

There were no significant changes in the Company’s internal control over financial reporting that occurred during the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Not Applicable

Item 1A.	RISK FACTORS

The Company is a smaller reporting company and no response is required pursuant to this Item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities by the Company during the period covered by this report.

During the nine months ended September 30, 2009, the Company purchased the following shares of common stock as treasury shares.

Name	Number of Shares	Average Price Paid per share	Maximum Number of Shares that May Yet Be Purchased Under The Plan (1)
January	1,803	$42.82	194,920
February	2,209	$34.18	192,711
March	1,824	$39.38	190,887
April	946	$45.77	189,941
May	—	—	189,941
June	—	$—	189,941
July	—	$—	189,941
August	—	$—	189,941
September	—	$—	189,941

Total/Average	6,782	$39.49

(1)	In December 1993, we announced that our board of directors authorized a stock repurchase program whereby we may purchase outstanding shares of our common stock from time-to-time, in open market transactions or negotiated sales. A total of 2,700,000 shares have been authorized, to date, under this program. Through September 30, 2009 we repurchased a total of 2,510,059 shares under this program for $33,928,627 at an average price of $13.52 per share. Additional purchases may occur as market conditions warrant. We expect future purchases will be funded with internally generated cash flow or from working capital.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

The following exhibits are filed as a part of this Report:

Exhibit No.
3.1	Restated Certificate of Incorporation of PrimeEnergy Corporation (effective July 1, 2009) (Incorporated by reference to Exhibit 3.1 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2009)

3.2	Bylaws of PrimeEnergy Corporation (Incorporated by reference to Exhibit 3.2 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2004)

10.3.1	Adoption Agreement #003 dated 4/23/2002, MassMutual Life Insurance Company Flexinvest Prototype Non-Standardized 401(k) Profit-Sharing Plan; EGTRRA Amendment to the PrimeEnergy employees 401(k) Savings Plan; MassMutual Retirement Services Flexinvest Defined Contribution Prototype Plan; Protected Benefit Addendum; Addendum to the Administrative Services Agreement Loan Agreement; Addendum to Administrative Services Agreement GUST Restatement Provisions; General Trust Agreement (Incorporated by reference to Exhibit 10.3.1 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2002)

10.3.2	First Amendment to the PrimeEnergy Corporation Employees 401(k) Savings Plan (Incorporated by reference to Exhibit 10.3.2 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.4	Amended and Restated Agreement of Limited Partnership, FWOE Partners L.P., dated as of August 22, 2005 (Incorporated by reference to Exhibit 10.3 of PrimeEnergy Corporation Form 8-K for events of August 22, 2005)

10.4.1	Contribution Agreement between F-W Oil Exploration L.L.C. and FWOE Partners L.P. dated as of August 22, 2005 (Incorporated by reference to exhibit 10.4 of PrimeEnergy Corporation Form 8-K for events of August 22, 2005)

10.18	Composite copy of Non-Statutory Option Agreements (Incorporated by reference to Exhibit 10.18 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2004)

10.22.5	Amended and Restated Credit Agreement among PrimeEnergy Corporation, PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, EOWS Midland Company and Guaranty Bank, FSB as Agent and Letter of Credit Issuer and BNP Paribas, as Co-Documentation Agent and JPMorgan Chase Bank, N.A., as Co-Documentation Agent and the Lenders Signatory hereto, December 28, 2006 (Incorporated by reference to Exhibit 10.22.5 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.22.5.1	Letter from BNP Paribas regarding Amended and Restated Credit Agreement effective as of December 28, 2006, among PrimeEnergy Corporation, et al, and Guaranty Bank, FSB (Incorporated by reference to Exhibit 10.22.5.1 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.22.5.2	First Amendment to Amended and Restated Credit Agreement between PrimeEnergy Corporation, PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, EOWS Midland Company and Guaranty Bank, FSB as Agent and Letter of Credit Issuer BNP Paribas, as Co-Documentation Agent and JPMorgan Chase Bank, N.A. as Co-Documentation Agent and the Lenders Signatory Hereto, dated July 17, 2007. (Incorporated by reference to Exhibit 10.22.5.2 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2008)

10.22.5.3	Second Amendment to Amended and Restated Credit Agreement between PrimeEnergy Corporation, PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, EOWS Midland Company and Guaranty Bank, FSB as Agent and Letter of Credit Issuer BNP Paribas, as Co-Documentation Agent and JPMorgan Chase Bank, N.A. as Co-Documentation Agent and the Lenders Signatory Hereto, dated October 9, 2007. (Incorporated by reference to Exhibit 10.22.5.3 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2008)

10.22.5.4	Third Amendment to Amended and Restated Credit Agreement between PrimeEnergy Corporation, PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, EOWS Midland Company and Guaranty Bank, FSB as Agent and Letter of Credit Issuer and the Lenders Signatory Hereto, effective January 22, 2008. (Incorporated by reference to Exhibit 10.22.5.4 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2008)

10.22.5.5	Fourth Amendment to Amended and Restated Credit Agreement between PrimeEnergy Corporation, PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, EOWS Midland Company and Guaranty Bank, FSB as Agent and Letter of Credit Issuer and the Lenders Signatory Hereto, effective February 8, 2008. (Incorporated by reference to Exhibit 10.22.5.5 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2008)

10.22.5.6	Fifth Amendment to Amended and Restated Credit Agreement between PrimeEnergy Corporation, PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, EOWS Midland Company and Guaranty Bank, FSB as Agent and Letter of Credit Issuer and the Lenders Signatory Hereto, effective October 30, 2008. (Incorporated by reference to Exhibit 10.22.5.6 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2008)

10.22.5.7	Sixth Amendment to Amended and Restated Credit Agreement Among PrimeEnergy Corporation, PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, EOWS Midland Company and Guaranty Bank, FSB, as Agent and Letter of Credit Issuer and the Lenders Signatory Hereto, effective June 19, 2009. (Incorporated by reference to Exhibit 10.22.5.7 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2009)

10.23.2	Amended and Restated Security Agreement between PrimeEnergy Corporation, PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, EOWS Midland Company, (debtor) and Guaranty Bank, FSB as Agent (secured party) December 28, 2006 (Incorporated by reference to Exhibit 10.23.2 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.23.3	Amended and Restated Security Agreement (Membership Pledge) by PrimeEnergy Corporation in favor of Guaranty Bank, FSB as Agent December 28, 2006 (Incorporated by reference to Exhibit 10.23.3 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.23.4	Amended and Restated Security Agreement between PrimeEnergy Corporation, PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, EOWS Midland Company, (debtor) and Guaranty Bank, FSB as Agent (secured party) December 28, 2006 (Incorporated by reference to Exhibit 10.23.4 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.23.5	Amended and Restated Security Agreement between Eastern Oil Well Service Company, EOWS Midland Company, (debtor) and Guaranty Bank, FSB as Agent (secured party) December 28, 2006 (Incorporated by reference to Exhibit 10.23.5 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.23.6	Security Agreement between Eastern Oil Well Service Company, EOWS Midland Company, (debtor) and Guaranty Bank, FSB as Agent (secured party) December 28, 2006 (Incorporated by reference to Exhibit 10.23.6 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.23.7	Amended and Restated Security Agreement between Southwest Oilfield Construction Company, (debtor) and Guaranty Bank, FSB as Agent (secured party) December 28, 2006 (Incorporated by reference to Exhibit 10.23.7 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.23.8	Amended and Restated Security Agreement effective between EOWS Midland Company, (debtor) and Guaranty Bank, FSB as Agent (secured party) December 28, 2006 (Incorporated by reference to Exhibit 10.23.8 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.25	Credit Agreement dated as of June 1, 2006 (but effective for all purposes as of August 22, 2005), between Prime Offshore L.L.C. as Borrower and PrimeEnergy Corporation as Lender (Incorporated by reference to Exhibit 10.25 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.26.1	Subordination Agreement effective as of June 29, 2006, between Prime Offshore L.L.C., PrimeEnergy Corporation, and Guaranty Bank, FSB (Incorporated by reference to Exhibit 10.26.1 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.26.2	Amended and Restated Credit Agreement among Prime Offshore L.L.C. between Guaranty Bank, FSB, as agent and the Lenders party hereto effective March 31, 2008. (Incorporated by reference to Exhibit 10.26.2 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2008)

10.26.3	Consent, Waiver and First Amendment to Amended and Restated Credit Agreement Among Prime Offshore L.L.C., Guaranty Bank, FSB, as Agent and the Lenders Party Hereto, effective June 30, 2009. (Incorporated by reference to Exhibit 10.26.3 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2009)

10.27	Security Agreement effective June 29, 2006 between Prime Offshore L.L.C., and Guaranty Bank, FSB (debtor) and Guaranty Bank, FSB as Agent (secured party) (Incorporated by reference to Exhibit 10.27 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.27.1	Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production from Prime Offshore L.L.C. for the benefit of Guaranty Bank, FSB, Agent, effective June 30, 2009. (Incorporated by reference to Exhibit 10.27.1 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2009)

10.27.2	Pledge Agreement as of June 29, 2006, between Guaranty Bank, FSB and Prime Offshore L.L.C. (Incorporated by reference to Exhibit 10.27.2 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.27.3	Subordinated Promissory Note dated effective March 31, 2008 in the face principal amount of up to $50,000,000 executed by Prime Offshore L.L.C. and payable to Artic Management Corporation. (Incorporated by reference to Exhibit 10.27.3 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2008)

10.27.3.1	Loan Modification effective 30th day of June, 2009 by and between Artic Management Corporation, Prime Offshore L.L.C. and PrimeEnergy Corporation. (Incorporated by reference to Exhibit 10.27.3.1 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2009)

10.27.4	Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production Dated effective as of March 31, 2008 from Prime Offshore L.L.C. to Mathias Eckenstein TTEE for Artic Management Corporation (first lien). (Incorporated by reference to Exhibit 10.27.4 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2008)

10.27.5	Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production Dated effective as of March 31, 2008 from Prime Offshore L.L.C. to Mathias Eckenstein TTEE for Artic Management Corporation (second lien). (Incorporated by reference to Exhibit 10.27.5 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2008)

10.27.6	Pledge Agreement dated as effective March 31, 2008 between Prime Offshore L.L.C. and Artic Management Corporation (General Partner Interest in FWOE Partners L.P.) (Incorporated by reference to Exhibit 10.27.6 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2008)

10.27.7	Pledge Agreement made effective June 30, 2009, by and between Prime Offshore L.L.C. and Guaranty Bank, FSB, as Agent. (Incorporated by reference to Exhibit 10.27.7 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2009)

10.27.8	Subordination of Liens and Security Interests effective June 30, 2009, by Artic Management Corporation for the benefit of Guaranty Bank, FSB, as Agent. (Incorporated by reference to Exhibit 10.27.8 to PrimeEnergy Corporation
Form 10-Q for the quarter ended June 30, 2009

10.28	Completion and Liquidity Maintenance Agreement effective as of June 29, 2006, between PrimeEnergy Corporation, Guaranty Bank, FSB, and Prime Offshore, L.L.C. (Incorporated by reference to Exhibit 10.28 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.29	Put Right Agreement effective as of June 29, 2006, by and among PrimeEnergy Corporation and Prime Offshore L.L.C. (Incorporated by reference to Exhibit 10.29 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PrimeEnergy Corporation
(Registrant)

November 12, 2009	/s/ Charles E. Drimal, Jr.
(Date)	Charles E. Drimal, Jr.
President
Principal Executive Officer

November 12, 2009	/s/ Beverly A. Cummings
(Date)	Beverly A. Cummings
Executive Vice President
Principal Financial Officer

November 12, 2009	/s/ Lynne Pizor
(Date)	Lynne Pizor
Controller, Principal Accounting Officer