Form 10-Q
period 2010-03-31
PRIMEENERGY CORP
filed 2010-05-17
CIK 56868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings required for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each class of the Registrant’s Common Stock as of May 11, 2010 was: Common Stock, $0.10 par value, 3,026,397 shares.

PrimeEnergy Corporation

Index to Form 10-Q

March 31, 2010

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

PrimeEnergy Corporation

Consolidated Balance Sheet

March 31, 2010 and December 31, 2009

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$10,946,000	$11,779,000
Restricted cash and cash equivalents	5,019,000	5,497,000
Accounts receivable, net	13,767,000	13,876,000
Due from related parties	65,000	30,000
Prepaid expenses	561,000	1,100,000
Derivative contracts	3,417,000	657,000
Inventory at cost	1,626,000	1,871,000
Deferred income taxes	750,000	838,000

Total current assets	36,151,000	35,648,000

Property and equipment, at cost
Oil and gas properties (successful efforts method), net	167,004,000	173,843,000
Field service equipment and other, net	7,154,000	7,263,000

Net property and equipment	174,158,000	181,106,000

Other assets	1,074,000	764,000

Total assets	$211,383,000	$217,518,000

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Consolidated Balance Sheet

March 31, 2010 and December 31, 2009

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Current bank debt	$5,500,000	$7,000,000
Accounts payable	19,028,000	21,291,000
Current portion of asset retirement and other long-term obligations	2,873,000	3,374,000
Derivative liability short term	2,505,000	2,288,000
Accrued liabilities	5,407,000	5,985,000
Due to related parties	473,000	450,000

Total current liabilities	35,786,000	40,388,000

Long-term bank debt	81,330,000	86,955,000
Indebtedness to related parties	20,000,000	20,000,000
Asset retirement obligations	16,821,000	16,862,000
Derivative liability long term	1,612,000	2,892,000
Deferred income taxes	18,241,000	16,635,000

Total liabilities	173,790,000	183,732,000

Stockholders’ equity—PrimeEnergy:
Common stock, $.10 par value; 2010 and 2009: Authorized: 4,000,000 shares, issued: 3,836,397 shares; outstanding 2010: 3,026,397 shares; outstanding 2009: 3,032,097 shares	383,000	383,000
Paid in capital	5,475,000	5,465,000
Retained earnings	47,165,000	43,725,000
Accumulated other comprehensive income, net	(60,000)	(214,000)

	52,963,000	49,359,000
Treasury stock, at cost; 2010: 810,000 shares; 2009: 804,300 shares	(25,586,000)	(25,417,000)

Total stockholders’ equity—PrimeEnergy	27,377,000	23,942,000
Non-controlling interest	10,216,000	9,844,000

Total stockholders’ equity	37,593,000	33,786,000

Total liabilities and stockholders’ equity	$211,383,000	$217,518,000

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Consolidated Statement of Operations

Three Months Ended March 31, 2010 and 2009

(Unaudited)

	2010	2009
Revenue:
Oil and gas sales	$22,305,000	$16,038,000
Field service income	4,035,000	4,958,000
Administrative overhead fees	2,048,000	2,269,000
Gain on derivative instruments	3,884,000	—
Other income	75,000	12,000

Total revenue	32,347,000	23,277,000

Costs and expenses:
Lease operating expense	8,869,000	8,227,000
Field service expense	3,268,000	4,065,000
Depreciation, depletion and amortization	9,638,000	11,768,000
General and administrative expense	3,032,000	2,857,000
Exploration costs	1,000	6,000

Total costs and expenses	24,808,000	26,923,000

Gain on sale and exchange of assets	34,000	96,000

Income (loss) from operations	7,573,000	(3,550,000)

Other income and expenses:
Less: Interest expense	1,993,000	1,566,000
Add: Interest income	11,000	10,000

Income (loss) before provision (benefit) for income taxes	5,591,000	(5,106,000)
Provision (benefit) for income taxes	1,709,000	(1,623,000)

Net income (loss)	3,882,000	(3,483,000)

Less: Net income attributable to the non-controlling interest	442,000	15,000

Net income (loss) attributable to PrimeEnergy	$3,440,000	$(3,498,000)

Basic income (loss) per common share	$1.14	$(1.15)

Diluted income (loss) per common share	$.91	$(1.15)

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Consolidated Statement of Stockholders’ Equity

Three Months Ended March 31, 2010

(Unaudited)

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity—PrimeEnergy	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2009	3,836,397	$383,000	$5,465,000	$43,725,000	$(214,000)	$(25,417,000)	$23,942,000	$9,844,000	$33,786,000
Purchase 5,700 shares of common stock						(169,000)	(169,000)		(169,000)
Net income				3,440,000			3,440,000	442,000	3,882,000
Other comprehensive income, net of taxes					154,000		154,000		154,000
Purchase of non-controlling interests			10,000				10,000	(11,000)	(1,000)
Distributions to non-controlling interests							—	(59,000)	(59,000)

Balance at March 31, 2010	3,836,397	$383,000	$5,475,000	$47,165,000	$(60,000)	$(25,586,000)	$27,377,000	$10,216,000	$37,593,000

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Consolidated Statement of Comprehensive Income

	Quarter Ended March 31, 2010	Quarter Ended March 31, 2009
Net income (loss)	$3,882,000	$(3,483,000)

Other comprehensive income (loss), net of taxes:
Reclassification adjustment for settled contracts, net of taxes of $115,000 and $403,000, respectively	203,000	(716,000)
Changes in fair value of hedge positions, net of taxes of $28,000 and $271,000, respectively	(49,000)	482,000

Total other comprehensive income (loss)	154,000	(234,000)

Comprehensive income (loss)	4,036,000	(3,717,000)

Less: Comprehensive income attributable to non-controlling interest	442,000	15,000

Comprehensive income (loss) attributable to PrimeEnergy	$3,594,000	$(3,732,000)

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2010 and 2009

(Unaudited)

	2010	2009
Cash flows from operating activities:
Net income (loss)	$3,440,000	$(3,498,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-controlling interest in earnings of partnerships	442,000	(15,000)
Depreciation, depletion, amortization and accretion on discounted liabilities	9,638,000	11,768,000
Gain on sale of properties	(34,000)	(96,000)
Unrealized gain on derivative instruments	(3,884,000)	—
Provision for deferred income taxes	1,706,000	(1,781,000)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	69,000	6,880,000
(Increase) decrease in due from related parties	(35,000)	439,000
(Increase) decrease in inventories	245,000	26,000
(Increase) decrease in prepaid expenses and other assets	170,000	142,000
Increase (decrease) in accounts payable	(1,786,000)	(2,864,000)
Increase (decrease) in accrued liabilities	677,000	(212,000)
Increase (decrease) in due to related parties	22,000	170,000

Net cash provided by operating activities	10,670,000	10,959,000

Cash flows from investing activities
Capital expenditures, including exploration expense	(3,468,000)	(8,611,000)
Proceeds from sale of properties and equipment	34,000	96,000

Net cash used in investing activities	(3,434,000)	(8,515,000)

Cash flows from financing activities
Purchase of stock for treasury	(169,000)	(225,000)
Purchase of non-controlling interests	(1,000)	—
Increase in long-term bank debt and other long-term obligations	15,422,000	20,520,000
Repayment of long-term bank debt and other long-term obligations	(23,262,000)	(22,323,000)
Distribution to non-controlling interest	(59,000)	(631,000)

Net cash used in financing activities	(8,069,000)	(2,659,000)

Net (decrease) in cash and cash equivalents	(833,000)	(215,000)

Cash and cash equivalents at the beginning of the period	11,779,000	11,808,000

Cash and cash equivalents at the end of the period	$10,946,000	$11,593,000

Supplemental disclosures:
Income taxes paid	$2,000	$148,000
Interest paid	$1,993,000	$1,566,000

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

March 31, 2010

(1) Interim Financial Statements:

The accompanying consolidated financial statements of PrimeEnergy Corporation (“PEC”), with the exception of the consolidated balance sheet at December 31, 2009, have not been audited by independent public accountants. In accordance with applicable SEC rules and regulations, the accompanying interim financial statements do not include all disclosures presented in annual financial statements and the reader should refer to the Company’s Form 10-K for the year ended December 31, 2009 filed April 15, 2010. In the opinion of management, the accompanying interim consolidated financial statements reflect all adjustments necessary to present fairly the financial position at March 31, 2010 and the results of operations and cash flows for the three months ended March 31, 2010 and 2009. All such adjustments are of a normal recurring nature. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation. The results for interim periods are not necessarily indicative of annual results. For purposes of disclosure in the consolidated financial statements, subsequent events have been evaluated through May 17, 2010, the date the statements were issued.

Recently Adopted Accounting Standards

In January 2010, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU), Oil and Gas Reserve Estimation and Disclosures, which aligns the FASB’s oil and gas reserve estimation and disclosure requirements with the requirements in SEC Release No. 33-8955, “Modernization of Oil and Gas Reporting Requirements” (the “Release”) issued in December 2008. The ASU is effective for reporting periods ending on or after December 31, 2009. The provisions include changes to pricing used to estimate reserves (with the use of an average of the first-day-of-the-month price for the 12-month period, rather than a year-end price for determining whether reserves can be produced economically), an expanded definition of oil and gas producing activities to include nontraditional resources, and amended definitions of key terms such as “reliable technology” and “reasonable certainty” which are used in estimating proved oil and gas reserve quantities. The primary objectives of the revisions are to increase the transparency and information value of reserve disclosures and improve comparability among oil and gas companies. The adoption of these requirements did not significantly impact the reported value of the Company’s reserves or its financial statements.

In February 2010, the FASB issued authoritative guidance on subsequent events that removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in both issued and revised financial statements. This guidance was effective upon issuance. The adoption of the subsequent events standard had no impact on our consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued changes clarifying existing disclosure requirements for fair value measurements and requiring gross presentation of activities within the reconciliation for the period, whereby entities must present separately information about purchases, sales, issuances and settlements. The update also added a new requirement to disclose fair value transfers in and out of Levels 1 and 2 and describe the reasons for the transfers. These changes were effective for financial statements issued for the first interim or annual reporting period beginning after December 15, 2009, except for gross presentation of the Level 3 reconciliation for the period, which will become effective for annual reporting periods beginning after December 15, 2010. There was no impact on the Company’s consolidated financial position, results of operations or cash flows as a result of the adoption of the required provisions.

(2) Acquisitions and Dispositions

Historically the Company has repurchased the interests of the partners and trust unit holders in certain of the Partnerships, which consist primarily of oil and gas interests. The Company purchased such interests in an amount totaling $1,000 for the three months ended March 31, 2010. There were no purchases of such interests for the three months ended March 31, 2009.

(3) Restricted Cash and Cash Equivalents:

Restricted cash and cash equivalents include $5,019,000 and $5,497,000 at March 31, 2010 and December 31, 2009, respectively, of cash primarily pertaining to oil and gas revenue payments. There were corresponding accounts payable recorded at March 31, 2010 and December 31, 2009 for these liabilities. Both the restricted cash and the accounts payable are classified as current on the accompanying balance sheet.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

March 31, 2010

(4) Additional Balance Sheet Information

Certain balance sheet amounts are comprised of the following:

	March 31, 2010	December 31, 2009
Accounts Receivable:
Joint interest billing	$2,079,000	$2,411,000
Trade receivables	1,501,000	1,565,000
Oil and gas sales	8,153,000	7,774,000
Refundable prior years income taxes	2,426,000	2,466,000
Other	53,000	83,000

	14,212,000	14,299,000
Less: Allowance for doubtful accounts	445,000	423,000

Total	$13,767,000	$13,876,000

Accounts Payable:
Trade	$4,254,000	$5,862,000
Royalty and other owners	8,825,000	9,920,000
Other	5,949,000	5,509,000

Total	$19,028,000	$21,291,000

Accrued Liabilities:
Compensation and related expenses	$2,357,000	$2,009,000
Property costs	1,074,000	2,137,000
Income tax	229,000	170,000
Other	1,747,000	1,669,000

Total	$5,407,000	$5,985,000

(5) Property and Equipment:

Property and equipment at March 31, 2010 and December 31, 2009 consisted of the following:

	March 31, 2010	December 31, 2009
Proved oil and gas properties, at cost	$443,170,000	$441,035,000
Unproved oil and gas properties, at cost	1,322,000	1,322,000
Less: Accumulated depletion and depreciation	277,488,000	268,514,000

	$167,004,000	$173,843,000

Field service equipment and other	19,555,000	19,462,000
Less: Accumulated depreciation	12,401,000	12,199,000

	$7,154,000	$7,263,000

Total net property and equipment	$174,158,000	$181,106,000

(6) Long-Term Bank Debt:

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

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

March 31, 2010

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

As of March 31, 2010, the onshore facilities borrowing base was $100 million. As of March 31, 2010 the offshore facilities borrowing base was $5.5 million with a monthly reduction of $500 thousand which began in August 2009. The Company’s borrowing rates in both facilities have a floor of 2% plus applicable margin rates that vary from 3% to 5% depending on which facility, the value of current borrowings and the actual available borrowing base. On March 1, 2010, the Company amended its onshore credit facility to formally include BBVA Compass as agent of the syndicate of banks holding the facility. Also included in this amendment is a reduction to the availability of the borrowing base which will begin June 1, 2010 in the amount of $2 million.

At March 31, 2010, the outstanding balance of the Company’s bank debt was $81.33 million under the onshore credit facility, with an additional availability of $18.67 million at a weighted average interest rate of 6.86%. Under the offshore credit facility the outstanding balance was $5.5 million, with no further availability, at a weighted average interest rate of 6.07%. Total outstanding bank debt was $86.83 million at March 31, 2010. The combined weighted average interest rates paid on outstanding bank borrowings subject to interest at the bank’s base rate and on outstanding bank borrowings bearing interest based upon the LIBO rate were 6.09% during 2010 as compared to 4.43% during 2009.

The Company entered into interest rate hedge agreements to help manage interest rate exposure. These contracts include interest rate swaps. Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. The Company entered into interest swap agreements for a period of two years, which commenced in April 2008, related to $60 million of Company bank debt resulting in a fixed rate of 2.375% plus the Company’s current applicable margin. The underlying debt contracts above are re-priced quarterly based upon the three-month LIBO rates, the Company’s floor of 2% and the applicable margin per the onshore credit facility. Subsequent to March 31, 2010, these interest swap agreements expired in April 2010, and they have not been replaced.

Indebtedness to related parties—non-current:

During the second quarter 2008, the Company’s offshore subsidiary entered into a subordinated credit facility with a private lender with an availability of $50 million. The private lender has specific collateral pledged under a separate credit agreement. The private lender is controlled by a director of the Company. Effective June 30, 2009, the private lender agreed to release the pledged collateral under this credit facility in favor of the offshore credit facility in exchange for a second lien position on all of the assets of the offshore subsidiary and a pledge from PEC to pay the outstanding balance under the facility in full after PEC’s current bank debt is paid off and not take on any additional debt on its existing asset base. This amended facility will mature in January 2012, which will be accelerated if there is a change in control or management of PrimeEnergy Corporation, and bears interest at a rate of 10% per annum. As of March 31, 2010 advances from this facility amounted to $20 million.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

March 31, 2010

(7) Other Long-Term Obligations and Commitments:

Operating Leases:

The Company has several non-cancelable operating leases, primarily for rental of office space, that have a term of more than one year. The future minimum lease payments for the rest of the fiscal 2010 and thereafter for the operating leases are as follows.

Operating Leases
2010	$566,000
2011	384,000
2012	121,000

Total minimum payments	$1,071,000

Rent expense for office space for the three months ended March 31, 2010 and 2009 was $214,000 and $123,000, respectively.

Asset Retirement Obligation:

A reconciliation of the liability for plugging and abandonment costs for the three months ended March 31, 2010 is as follows:

Asset retirement obligation – December 31, 2009	$19,366,000
Liabilities incurred	—
Liabilities settled	(292,000)
Accretion expense	227,000
Revisions in estimated liabilities	309,000

Asset retirement obligation – March 31, 2010	$19,610,000

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

(8) Contingent Liabilities:

The Company, as managing general partner of the affiliated Partnerships, is responsible for all Partnership activities, including the drilling of development wells and the production and sale of oil and gas from productive wells. The Company also provides the administration, accounting and tax preparation work for the Partnerships, and is liable for all debts and liabilities of the affiliated Partnerships, to the extent that the assets of a given limited Partnership are not sufficient to satisfy its obligations. As of March 31, 2010, the affiliated Partnerships have established cash reserves in excess of their debts and liabilities and the Company believes these reserves will be sufficient to satisfy Partnership obligations.

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

(9) Stock Options and Other Compensation:

In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. At March 31, 2010 and 2009, options on 767,500 shares were outstanding and exercisable at prices ranging from $1.00 to $1.25. According to their terms, the options have no expiration date.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

March 31, 2010

(10) Related Party Transactions:

The Company, as managing general partner or managing trustee, makes an annual offer to repurchase the interests of the partners and trust unit holders in certain of the Partnerships or Trusts. The Company purchased such interests in an amount totaling $1,000 for the three months ended March 31, 2010. There were no purchases of such interests for the three months ended March 31, 2009.

Treasury stock purchases in any reported period may include shares from a related party. Purchases from related parties during the first quarter of 2010 included 2,000 shares purchased for a total consideration of $70,000. There were no related party treasury stock purchases during the three months ended March 31, 2009.

Receivables from related parties consist of reimbursable general and administrative costs, lease operating expenses and reimbursement for property development and related costs. These receivables are due from joint venture partners, which may include members of the Company’s Board of Directors.

Payables owed to related parties primarily represent receipts collected by the Company as agent for the joint venture partners, which may include members of the Company’s Board of Directors, for oil and gas sales net of expenses. Also included in due to related parties is the amount of accrued interest owed to a related party, a company controlled by a director of the Company, with whom the Company’s offshore subsidiary entered into a credit agreement. The agreement provides for a loan of $20 million at a rate of 10% per annum and is secured by a second lien position of all the assets of the offshore subsidiary. Included at each of March 31, 2010 and December 31, 2009 was $170,000 of accrued interest on the related party loan.

(11) Financial Instruments

Fair Value measurements:

Authoritative guidance on fair value measurements defines fair value, establishes a framework for measuring fair value and stipulates the related disclosure requirements. The Company follows a three-level hierarchy, prioritizing and defining the types of inputs used to measure fair value. The fair values of the Company’s interest rate swaps, natural gas and crude oil price collars and swaps are designated as Level 3. The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009:

	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2010
Assets

Commodity derivative contracts	—	—	$3,943,000	$3,943,000

Total assets	—	—	$3,943,000	$3,943,000

Liabilities

Commodity derivative contracts	—	—	$(4,024,000)	$(4,024,000)

Interest rate derivative contracts	—	—	(93,000)	(93,000)

Total liability	—	—	$(4,117,000)	$(4,117,000)

	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2009
Assets

Commodity derivative contracts	—	—	$879,000	$879,000

Total assets	—	—	$879,000	$879,000

Liabilities

Commodity derivative contracts	—	—	$(4,845,000)	$(4,845,000)

Interest rate derivative contracts	—	—	(335,000)	(335,000)

Total liability	—	—	$(5,180,000)	$(5,180,000)

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

March 31, 2010

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as level 3 in the fair value hierarchy for the three months ended March 31, 2010.

Net assets (liabilities)—December 31, 2009	$(4,301,000)
Total realized and unrealized gains or losses:
Included in earnings (a)	3,925,000
Included in other comprehensive income	445,000
Purchases, sales, issuances and settlements, net	(243,000)

Net assets (liabilities)—March 31, 2010	$(174,000)

(a)	Amounts reported in net income are classified as oil and gas sales for commodity derivative instruments reported as cash flow hedges prior to July 1, 2009 and as a reduction to interest expense for interest rate swap instruments. Derivative instruments for periods after July 1, 2009 are reported in oil and gas sales as realized gain/loss and on a separately reported line item captioned unrealized gain/loss on derivative instruments.

Assuming no change in interest prices, after March 31, 2010, the Company would expect to reclassify to the statement of operations, over the next twelve months, $60,000 in after-tax loss associated with interest rate swaps. This reclassification represents the net short-term payable associated with open swaps currently not reflected in earnings at March 31, 2010 related to anticipated interest expense.

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

Interest rate swaps derivatives continue to be treated as cash-flow hedges and are used to fix or float interest rates on existing debt. The value of these interest rate swaps at March 31, 2010 is located in accumulated other comprehensive income and settlement of the swaps is recorded within interest expense.

Effect of derivative instruments on the consolidated balance sheet:

		Fair Value
	Balance Sheet Location	March 31, 2010	December 31, 2009
Asset Derivatives:
Derivatives designated as hedging instruments:
Crude oil commodity contracts	Current derivative contracts	$—	$—
Crude oil commodity contracts	Other assets	—	—

Total		$—	$—

Derivatives not designated as hedging instruments:
Natural gas commodity contracts	Current derivative contracts	$3,417,000	$657,000
Natural gas commodity contracts	Other assets	526,000	222,000

Total		$3,943,000	$879,000

Liability Derivatives:
Derivatives designated as hedging instruments:
Interest rate swap derivatives	Derivative liability short term	$(93,000)	$(335,000)
Interest rate swap derivatives	Derivative liability long term	—	—

Total		$(93,000)	$(335,000)

Derivatives not designated as hedging instruments:
Crude oil commodity contracts	Derivative liability short term	$(2,412,000)	$(1,953,000)
Crude oil commodity contracts	Derivative liability long term	(1,612,000)	(2,892,000)

Total		$(4,024,000)	$(4,845,000)

Total derivative instruments		$(174,000)	$(4,301,000)

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

March 31, 2010

Effect of derivative instruments on the consolidated statement of operations for the quarterly periods ended March 31, 2010 and 2009:

	Location of gain/loss reclassified from OCI into income	Amount of gain/loss reclassified from accumulated OCI into income
		2010	2009
Derivatives designated as cash-flow hedges
Interest rate swap derivatives	Interest expense	$(318,000)	$(108,000)
Crude oil commodity contracts	Oil and gas sales	—	1,227,000

		$(318,000)	$1,119,000

	Location of gain/loss recognized in income	Amount of gain/loss recognized in income
		2010	2009
Derivatives not designated as cash-flow hedge instruments
Natural gas commodity contracts	Gain on derivative instruments	$3,064,000	$—
Crude oil commodity contracts	Gain on derivative instruments	821,000	—
Natural gas commodity contracts	Oil and gas sales	460,000	—
Crude oil commodity contracts	Oil and gas sales	(7,000)	—

		$4,338,000	$—

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

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
	Net Income	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Loss	Weighted Average Number of Shares Outstanding	Per Share Amount
Net income (loss) per common share	$3,440,000	3,028,993	$1.14	$(3,498,000)	3,044,745	$(1.15)
Effect of dilutive securities:
Options (a)		739,725

Diluted net income (loss) per common share	$3,440,000	3,768,718	$.91	$(3,498,000)	3,044,745	$(1.15)

(a)	The dilutive effect of 767,500 outstanding stock purchase options is not considered for the three months ended March 31, 2009, due to the loss incurred for such period.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the consolidated financial statements of the Company and notes thereto.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow provided by operations for the three month period ended March 31, 2010 was $10,670,000. Excluding the effects of significant unforeseen expenses or other income, our cash flow from operations fluctuates primarily because of variations in oil and gas production and prices or changes in working capital accounts. Our oil and gas production will vary based on actual well performance but may be curtailed due to factors beyond our control. Hurricanes in the Gulf of Mexico may shut down our production for the duration of the storm’s presence in the Gulf or damage production facilities so that we cannot produce from a particular property for an extended amount of time. In addition, downstream activities on major pipelines in the Gulf of Mexico can also cause us to shut-in production for various lengths of time.

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

The Company’s activities include development and exploratory drilling. The Company’s strategy is to develop a balanced portfolio of drilling prospects that includes lower risk wells with a high probability of success and higher risk wells with greater economic potential. The Company plans on drilling in excess of 20 wells, mainly in the Permian Basin in West Texas.

The Company’s strategy in 2010 is to continue to reduce its outstanding debt which decreased by approximately $10,000,000 in 2009 and $7,000,000 in the first quarter of 2010. This decreased leveraged position will better provide the Company the ability to participate in a significant acquisition, should the opportunity arise this year.

The Company has in place both a stock repurchase program and a limited partnership interest repurchase program. Spending under these programs in 2009 was $565,000. The Company expects to continue spending under the programs in 2010. During the first quarter of 2010 the Company spent $170,000 under these programs.

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

The Company’s offshore subsidiary maintains a subordinated credit facility with a private lender controlled by a director of the Company. The facility provides availability of $50 million and is secured by properties released by the bank and pledged under this agreement. The current advances under this credit facility are $20 million due January 2012.

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

RESULTS OF OPERATIONS

Revenues and net income during the three month period ended March 31, 2010, as compared to the same period in 2009 reflect the increased oil and gas sales, presented below, offset by depreciation and depletion of oil and gas properties. The table summarizes production volumes and average sales prices realized (including realized gains and losses from derivatives).

	Three Months Ended March 31,
	2010	2009	Increase / (Decrease)
Barrels of Oil Produced	160,000	172,000	(12,000)
Average Price Received	$75.06	$44.10	$30.96

Oil Revenue	$12,010,000	$7,575,000	$4,435,000

Mcf of Gas Produced	1,538,000	1,871,000	(333,000)
Average Price Received	$6.69	$4.52	$2.17

Gas Revenue	$10,295,000	$8,463,000	$1,832,000

Total Oil & Gas Revenue	$22,305,000	$16,038,000	$6,267,000

Oil and gas prices received excluding the impact of derivatives were:

	Three Months Ended March 31,
	2010	2009	Increase / (Decrease)
Oil Price	$75.11	$36.96	$38.15
Gas Price	$6.39	$4.52	$1.87

The decrease in oil production reflects properties added during 2009 from our 2009 West Texas drilling program offset by the natural decline of existing properties. The decrease in gas production is primarily due to the natural decline of the offshore properties.

Lease operating expense for the three months of 2010 increased by $642,000 or 7.8 % compared to 2009 due to increased production taxes related to higher commodity prices.

General and administrative expenses increased $175,000 in the first three months of 2010 or 6.1% as compared to 2009 primarily due to increased rent and engineering expenses.

Field service income for the three months of 2010 decreased $923,000 or 18.6% compared to 2009. Field service expense for the three month of 2010 decreased $797,000 or 19.6% compared to 2009. These changes reflect decreased utilization and rates in South Texas and Oklahoma offset by increases in West Texas.

Depreciation, depletion and amortization expense decreased to $9,638,000 in 2010 from $11,768,000 in 2009 or 18.1%. This decrease is primarily related to the decrease in offshore production during the first quarter of 2010.

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

As of the end of the current reported period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective with respect to the recording, processing, summarizing and reporting, within the time periods specified in the Commission’s rules and forms, of information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

There were no significant changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Not applicable.

Item 1A.	RISK FACTORS

The Company is a smaller reporting company and no response is required pursuant to this Item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities by the Company during the period covered by this report.

During the three months ended March 31, 2010, the Company purchased the following shares of common stock as treasury shares.

2010 Month	Number of Shares	Average Price Paid per share	Maximum Number of Shares that May Yet Be Purchased Under The Program at Month - End (1)
January	2,000	$35.00	183,641
February	2,000	$26.89	181,641
March	1,700	$26.40	179,941

Total/Average	5,700	$29.59

(1)	In December 1993, we announced that our board of directors authorized a stock repurchase program whereby we may purchase outstanding shares of our common stock from time-to-time, in open market transactions or negotiated sales. A total of 2,700,000 shares have been authorized, to date, under this program. Through March 31, 2010 we repurchased a total of 2,520,059 shares under this program for $34,242,937 at an average price of $13.59 per share. Additional purchases may occur as market conditions warrant. We expect future purchases will be funded with internally generated cash flow or from working capital.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	RESERVED

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

The following exhibits are filed as a part of this Report:

Exhibit No.
3.1	Restated Certificate of Incorporation of PrimeEnergy Corporation (effective July 1, 2009) (Incorporated by reference to Exhibit 3.1 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2009)

3.2	Bylaws of PrimeEnergy Corporation (Incorporated by reference to Exhibit 3.2 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2004)

10.3.1	Adoption Agreement #003 dated 4/23/2002, MassMutual Life Insurance Company Flexinvest Prototype Non-Standardized 401(k) Profit-Sharing Plan; EGTRRA Amendment to the PrimeEnergy employees 401(k) Savings Plan; MassMutual Retirement Services Flexinvest Defined Contribution Prototype Plan; Protected Benefit Addendum; Addendum to the Administrative Services Agreement Loan Agreement; Addendum to Administrative Services Agreement GUST Restatement Provisions; General Trust Agreement (Incorporated by reference to Exhibit 10.3.1 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2002)

10.3.2	First Amendment to the PrimeEnergy Corporation Employees 401(k) Savings Plan (Incorporated by reference to Exhibit 10.3.2 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.4	Amended and Restated Agreement of Limited Partnership, FWOE Partners L.P., dated as of August 22, 2005 (Incorporated by reference to Exhibit 10.3 of PrimeEnergy Corporation Form 8-K for events of August 22, 2005)

10.4.1	Contribution Agreement between F-W Oil Exploration L.L.C. and FWOE Partners L.P. dated as of August 22, 2005 (Incorporated by reference to exhibit 10.4 of PrimeEnergy Corporation Form 8-K for events of August 22, 2005)

10.18	Composite copy of Non-Statutory Option Agreements (Incorporated by reference to Exhibit 10.18 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2004)

10.22.5	Amended and Restated Credit Agreement among PrimeEnergy Corporation, PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, EOWS Midland Company and Guaranty Bank, FSB as Agent and Letter of Credit Issuer and BNP Paribas, as Co-Documentation Agent and JPMorgan Chase Bank, N.A., as Co-Documentation Agent and the Lenders Signatory hereto, December 28, 2006 (Incorporated by reference to Exhibit 10.22.5 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.22.5.1	Letter from BNP Paribas regarding Amended and Restated Credit Agreement effective as of December 28, 2006, among PrimeEnergy Corporation, et al, and Guaranty Bank, FSB (Incorporated by reference to Exhibit 10.22.5.1 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.22.5.2	First Amendment to Amended and Restated Credit Agreement between PrimeEnergy Corporation, PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, EOWS Midland Company and Guaranty Bank, FSB as Agent and Letter of Credit Issuer BNP Paribas, as Co-Documentation Agent and JPMorgan Chase Bank, N.A. as Co-Documentation Agent and the Lenders Signatory Hereto, dated July 17, 2007. (Incorporated by reference to Exhibit 10.22.5.2 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2008)

10.22.5.3	Second Amendment to Amended and Restated Credit Agreement between PrimeEnergy Corporation, PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, EOWS Midland Company and Guaranty Bank, FSB as Agent and Letter of Credit Issuer BNP Paribas, as Co-Documentation Agent and JPMorgan Chase Bank, N.A. as Co-Documentation Agent and the Lenders Signatory Hereto, dated October 9, 2007. (Incorporated by reference to Exhibit 10.22.5.3 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2008)

10.22.5.4	Third Amendment to Amended and Restated Credit Agreement between PrimeEnergy Corporation, PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, EOWS Midland Company and Guaranty Bank, FSB as Agent and Letter of Credit Issuer and the Lenders Signatory Hereto, effective January 22, 2008. (Incorporated by reference to Exhibit 10.22.5.4 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2008)

10.22.5.5	Fourth Amendment to Amended and Restated Credit Agreement between PrimeEnergy Corporation, PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, EOWS Midland Company and Guaranty Bank, FSB as Agent and Letter of Credit Issuer and the Lenders Signatory Hereto, effective February 8, 2008. (Incorporated by reference to Exhibit 10.22.5.5 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2008)

10.22.5.6	Fifth Amendment to Amended and Restated Credit Agreement between PrimeEnergy Corporation, PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, EOWS Midland Company and Guaranty Bank, FSB as Agent and Letter of Credit Issuer and the Lenders Signatory Hereto, effective October 30, 2008. (Incorporated by reference to Exhibit 10.22.5.6 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2008)

10.22.5.7	Sixth Amendment to Amended and Restated Credit Agreement Among PrimeEnergy Corporation, PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, EOWS Midland Company and Guaranty Bank, FSB, as Agent and Letter of Credit Issuer and the Lenders Signatory Hereto, effective June 19, 2009. (Incorporated by reference to Exhibit 10.22.5.7 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2009)

10.22.5.8	Seventh Amendment to Amended and Restated Credit Agreement Among PrimeEnergy Corporation, PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, EOWS Midland Company and Compass Bank (successor in interest to Guaranty Bank, FSB), as Agent and Letter of Credit Issuer and the Lenders Signatory Hereto, effective March 1, 2010. (Incorporated by reference to Exhibit 10.22.5.8 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2009)

10.23.2	Amended and Restated Security Agreement between PrimeEnergy Corporation, PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, EOWS Midland Company, (debtor) and Guaranty Bank, FSB as Agent (secured party) December 28, 2006 (Incorporated by reference to Exhibit 10.23.2 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.23.3	Amended and Restated Security Agreement (Membership Pledge) by PrimeEnergy Corporation in favor of Guaranty Bank, FSB as Agent December 28, 2006 (Incorporated by reference to Exhibit 10.23.3 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.23.4	Amended and Restated Security Agreement between PrimeEnergy Corporation, PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, EOWS Midland Company, (debtor) and Guaranty Bank, FSB as Agent (secured party) December 28, 2006 (Incorporated by reference to Exhibit 10.23.4 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.23.5	Amended and Restated Security Agreement between Eastern Oil Well Service Company, EOWS Midland Company, (debtor) and Guaranty Bank, FSB as Agent (secured party) December 28, 2006 (Incorporated by reference to Exhibit 10.23.5 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.23.6	Security Agreement between Eastern Oil Well Service Company, EOWS Midland Company, (debtor) and Guaranty Bank, FSB as Agent (secured party) December 28, 2006 (Incorporated by reference to Exhibit 10.23.6 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.23.7	Amended and Restated Security Agreement between Southwest Oilfield Construction Company, (debtor) and Guaranty Bank, FSB as Agent (secured party) December 28, 2006 (Incorporated by reference to Exhibit 10.23.7 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.23.8	Amended and Restated Security Agreement effective between EOWS Midland Company, (debtor) and Guaranty Bank, FSB as Agent (secured party) December 28, 2006 (Incorporated by reference to Exhibit 10.23.8 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.23.9	Ratification of and Amendment to Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production, dated effective February 24, 2010, by and between PrimeEnergy Corporation and PrimeEnergy Management Corporation and Compass Bank (successor in interest to Guaranty Bank, FSB) (Incorporated by reference to Exhibit 10.23.9 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2009)

10.25	Credit Agreement dated as of June 1, 2006 (but effective for all purposes as of August 22, 2005), between Prime Offshore L.L.C. as Borrower and PrimeEnergy Corporation as Lender (Incorporated by reference to Exhibit 10.25 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.26.1	Subordination Agreement effective as of June 29, 2006, between Prime Offshore L.L.C., PrimeEnergy Corporation, and Guaranty Bank, FSB (Incorporated by reference to Exhibit 10.26.1 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.26.2	Amended and Restated Credit Agreement among Prime Offshore L.L.C. between Guaranty Bank, FSB, as agent and the Lenders party hereto effective March 31, 2008. (Incorporated by reference to Exhibit 10.26.2 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2008)

10.26.3	Consent, Waiver and First Amendment to Amended and Restated Credit Agreement Among Prime Offshore L.L.C., Guaranty Bank, FSB, as Agent and the Lenders Party Hereto, effective June 30, 2009. (Incorporated by reference to Exhibit 10.26.3 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2009)

10.27	Security Agreement effective June 29, 2006 between Prime Offshore L.L.C., and Guaranty Bank, FSB (debtor) and Guaranty Bank, FSB as Agent (secured party) (Incorporated by reference to Exhibit 10.27 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.27.1	Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production from Prime Offshore L.L.C. for the benefit of Guaranty Bank, FSB, Agent, effective June 30, 2009. (Incorporated by reference to Exhibit 10.27.1 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2009)

10.27.2	Pledge Agreement as of June 29, 2006, between Guaranty Bank, FSB and Prime Offshore L.L.C. (Incorporated by reference to Exhibit 10.27.2 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.27.3	Subordinated Promissory Note dated effective March 31, 2008 in the face principal amount of up to $50,000,000 executed by Prime Offshore L.L.C. and payable to Artic Management Corporation. (Incorporated by reference to Exhibit 10.27.3 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2008)

10.27.3.1	Loan Modification effective 30th day of June, 2009 by and between Artic Management Corporation, Prime Offshore L.L.C. and PrimeEnergy Corporation. (Incorporated by reference to Exhibit 10.27.3.1 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2009)

10.27.4	Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production Dated effective as of March 31, 2008 from Prime Offshore L.L.C. to Mathias Eckenstein TTEE for Artic Management Corporation (first lien). (Incorporated by reference to Exhibit 10.27.4 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2008)

10.27.5	Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production Dated effective as of March 31, 2008 from Prime Offshore L.L.C. to Mathias Eckenstein TTEE for Artic Management Corporation (second lien). (Incorporated by reference to Exhibit 10.27.5 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2008)

10.27.6	Pledge Agreement dated as effective March 31, 2008 between Prime Offshore L.L.C. and Artic Management Corporation (General Partner Interest in FWOE Partners L.P.) (Incorporated by reference to Exhibit 10.27.6 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2008)

10.27.7	Pledge Agreement made effective June 30, 2009, by and between Prime Offshore L.L.C. and Guaranty Bank, FSB, as Agent. (Incorporated by reference to Exhibit 10.27.7 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2009)

10.27.8	Subordination of Liens and Security Interests effective June 30, 2009, by Artic Management Corporation for the benefit of Guaranty Bank, FSB, as Agent. (Incorporated by reference to Exhibit 10.27.8 to PrimeEnergy Corporation
Form 10-Q for the quarter ended June 30, 2009)

10.28	Completion and Liquidity Maintenance Agreement effective as of June 29, 2006, between PrimeEnergy Corporation, Guaranty Bank, FSB, and Prime Offshore, L.L.C. (Incorporated by reference to Exhibit 10.28 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.29	Put Right Agreement effective as of June 29, 2006, by and among PrimeEnergy Corporation and Prime Offshore L.L.C. (Incorporated by reference to Exhibit 10.29 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PrimeEnergy Corporation
(Registrant)

May 17, 2010	/s/ Charles E. Drimal, Jr.
(Date)	Charles E. Drimal, Jr.
President
Principal Executive Officer

May 17, 2010	/s/ Beverly A. Cummings
(Date)	Beverly A. Cummings
Executive Vice President
Principal Financial Officer

May 17, 2010	/s/ Lynne Pizor
(Date)	Lynne Pizor
Controller, Principal Accounting Officer