Form 10-Q
period 2010-06-30
PRIMEENERGY CORP
filed 2010-08-16
CIK 56868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

The number of shares outstanding of each class of the Registrant’s Common Stock as of August 5, 2010 was: Common Stock, $0.10 par value, 2,869,261 shares.

PrimeEnergy Corporation

Index to Form 10-Q

June 30, 2010

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

PrimeEnergy Corporation

Consolidated Balance Sheet

June 30, 2010 and December 31, 2009

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$11,454,000	$11,779,000
Restricted cash and cash equivalents	6,010,000	5,497,000
Accounts receivable, net	14,166,000	13,876,000
Due from related parties	49,000	30,000
Prepaid expenses	1,204,000	1,100,000
Derivative contracts	1,970,000	657,000
Inventory at cost	977,000	1,871,000
Deferred income taxes	717,000	838,000

Total current assets	36,547,000	35,648,000

Property and equipment, at cost
Oil and gas properties (successful efforts method), net	164,530,000	173,843,000
Field service equipment and other, net	6,948,000	7,263,000

Net property and equipment	171,478,000	181,106,000

Other assets	4,182,000	764,000

Total assets	$212,207,000	$217,518,000

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Consolidated Balance Sheet

June 30, 2010 and December 31, 2009

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Current bank debt	$4,000,000	$7,000,000
Accounts payable	20,425,000	21,291,000
Current portion of asset retirement and other long-term obligations	4,251,000	3,374,000
Derivative liability short term	330,000	2,288,000
Accrued liabilities	4,676,000	5,985,000
Due to related parties	413,000	450,000

Total current liabilities	34,095,000	40,388,000

Long-term bank debt	79,000,000	86,955,000
Indebtedness to related parties	20,000,000	20,000,000
Asset retirement obligations	16,707,000	16,862,000
Derivative liability long term	—	2,892,000
Deferred income taxes	20,786,000	16,635,000

Total liabilities	170,588,000	183,732,000

Stockholders’ equity—PrimeEnergy:
Common stock, $.10 par value; 2010 and 2009: Authorized: 4,000,000 shares, issued: 3,836,397 shares; outstanding 2010: 2,882,686 shares; outstanding 2009: 3,032,097 shares	383,000	383,000
Paid in capital	5,475,000	5,465,000
Retained earnings	53,400,000	43,725,000
Accumulated other comprehensive income, net	—	(214,000)

	59,258,000	49,359,000
Treasury stock, at cost; 2010: 953,711 shares; 2009: 804,300 shares	(27,364,000)	(25,417,000)

Total stockholders’ equity—PrimeEnergy	31,894,000	23,942,000
Non-controlling interest	9,725,000	9,844,000

Total stockholders’ equity	41,619,000	33,786,000

Total liabilities and stockholders’ equity	$212,207,000	$217,518,000

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Consolidated Statement of Operations

Six Months Ended June 30, 2010 and 2009

(Unaudited)

	2010	2009
Revenue:
Oil and gas sales	$43,834,000	$32,549,000
Field service income	7,843,000	9,182,000
Administrative overhead fees	4,148,000	4,317,000
Gain on derivative instruments	9,243,000	—
Other income	193,000	15,000

Total revenue	65,261,000	46,063,000

Costs and expenses:
Lease operating expense	17,537,000	16,678,000
Field service expense	6,533,000	8,204,000
Depreciation, depletion and amortization	16,929,000	22,132,000
Loss on settlement of asset retirement obligation	—	1,611,000
General and administrative expense	5,977,000	5,614,000
Exploration costs	5,000	6,000

Total costs and expenses	46,981,000	54,245,000

Gain on sale and exchange of assets	350,000	200,000

Income (loss) from operations	18,630,000	(7,982,000)

Other income and expenses:
Less: Interest expense	3,633,000	3,135,000
Add: Interest income	22,000	38,000

Income (loss) before provision (benefit) for income taxes	15,019,000	(11,079,000)
Provision (benefit) for income taxes	4,634,000	(3,610,000)

Net income (loss)	10,385,000	(7,469,000)

Less: Net income attributable to the non-controlling interest	710,000	183,000

Net income (loss) attributable to PrimeEnergy	$9,675,000	$(7,652,000)

Basic income (loss) per common share	$3.23	$(2.51)

Diluted income (loss) per common share	$2.59	$(2.51)

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Consolidated Statement of Operations

Three Months Ended June 30, 2010 and 2009

(Unaudited)

	2010	2009
Revenue:
Oil and gas sales	$21,529,000	$16,511,000
Field service income	3,808,000	4,224,000
Administrative overhead fees	2,100,000	2,048,000
Gain on derivative instruments	5,359,000	—
Other income	118,000	3,000

Total revenue	32,914,000	22,786,000

Costs and expenses:
Lease operating expense	8,668,000	8,451,000
Field service expense	3,265,000	4,139,000
Depreciation, depletion and amortization	7,291,000	10,364,000
Loss on settlement of asset retirement obligation	—	1,611,000
General and administrative expense	2,945,000	2,757,000
Exploration costs	4,000	—

Total costs and expenses	22,173,000	27,322,000

Gain on sale and exchange of assets	316,000	104,000

Income (loss) from operations	11,057,000	(4,432,000)

Other income and expenses:
Less: Interest expense	1,640,000	1,569,000
Add: Interest income	11,000	28,000

Income (loss) before provision (benefit) for income taxes	9,428,000	(5,973,000)
Provision (benefit) for income taxes	2,925,000	(1,987,000)

Net income (loss)	6,503,000	(3,986,000)

Less: Net income attributable to the non-controlling interest	268,000	168,000

Net income (loss) attributable to PrimeEnergy	$6,235,000	$(4,154,000)

Basic income (loss) per common share	$2.09	$(1.37)

Diluted income (loss) per common share	$1.68	$(1.37)

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Consolidated Statement of Stockholders’ Equity

Six Months Ended June 30, 2010

(Unaudited)

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity—PrimeEnergy	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2009	3,836,397	$383,000	$5,465,000	$43,725,000	$(214,000)	$(25,417,000)	$23,942,000	$9,844,000	$33,786,000
Purchase 149,411 shares of common stock						(1,947,000)	(1,947,000)		(1,947,000)
Net income				9,675,000			9,675,000	710,000	10,385,000
Other comprehensive income, net of taxes					214,000		214,000		214,000
Purchase of non-controlling interests			10,000				10,000	(11,000)	(1,000)
Distributions to non-controlling interests							—	(818,000)	(818,000)

Balance at June 30, 2010	3,836,397	$383,000	$5,475,000	$53,400,000	$—	$(27,364,000)	$31,894,000	$9,725,000	$41,619,000

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Consolidated Statement of Comprehensive Income

Six Months Ended June 30, 2010 and 2009

(Unaudited)

	2010	2009
Net income (loss)	$10,385,000	$(7,469,000)

Other comprehensive income (loss), net of taxes:
Reclassification adjustment for settled contracts, net of taxes of $125,000 and $442,000, respectively	222,000	785,000
Changes in fair value of hedge positions, net of taxes of $5,000 and $1,257,000, respectively	(8,000)	(2,235,000)

Total other comprehensive income (loss)	214,000	(1,450,000)

Comprehensive income (loss)	10,599,000	(8,919,000)

Less: Comprehensive income attributable to non-controlling interest	710,000	183,000

Comprehensive income (loss) attributable to PrimeEnergy	$9,889,000	$(9,102,000)

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2010 and 2009

(Unaudited)

	2010	2009
Cash flows from operating activities:
Net income (loss)	$9,675,000	$(7,652,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-controlling interest in earnings of partnerships	710,000	183,000
Depreciation, depletion, amortization and accretion on discounted liabilities	16,929,000	22,132,000
Gain on sale of properties	(350,000)	(200,000)
Unrealized gain on derivative instruments	(9,243,000)	—
Provision for deferred income taxes	4,557,000	(2,836,000)
Loss on settlement of asset retirement obligation	—	1,611,000
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(488,000)	6,825,000
(Increase) decrease in due from related parties	(19,000)	(214,000)
(Increase) decrease in inventories	895,000	16,000
(Increase) decrease in prepaid expenses and other assets	1,747,000	789,000
Increase (decrease) in accounts payable	(1,380,000)	(1,016,000)
Increase (decrease) in accrued liabilities	(202,000)	(1,144,000)
Increase (decrease) in due to related parties	(37,000)	193,000

Net cash provided by operating activities	22,794,000	18,687,000

Cash flows from investing activities
Capital expenditures, including exploration expense	(7,861,000)	(9,382,000)
Proceeds from sale of properties and equipment	350,000	200,000

Net cash used in investing activities	(7,511,000)	(9,182,000)

Cash flows from financing activities
Purchase of stock for treasury	(1,947,000)	(268,000)
Purchase of non-controlling interests	(1,000)	(147,000)
Increase in long-term bank debt and other long-term obligations	29,517,000	31,829,000
Repayment of long-term bank debt and other long-term obligations	(42,359,000)	(41,897,000)
Distribution to non-controlling interest	(818,000)	(631,000)

Net cash used in financing activities	(15,608,000)	(11,114,000)

Net (decrease) in cash and cash equivalents	(325,000)	(1,609,000)

Cash and cash equivalents at the beginning of the period	11,779,000	11,808,000

Cash and cash equivalents at the end of the period	$11,454,000	$10,199,000

Supplemental disclosures:
Income taxes paid	$77,215	$332,000
Interest paid	$3,633,000	$3,135,000

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

June 30, 2010

(1) Interim Financial Statements:

The accompanying consolidated financial statements of PrimeEnergy Corporation (“PEC”), with the exception of the consolidated balance sheet at December 31, 2009, have not been audited by independent public accountants. In accordance with applicable SEC rules and regulations, the accompanying interim financial statements do not include all disclosures presented in annual financial statements and the reader should refer to the Company’s Form 10-K for the year ended December 31, 2009 filed April 15, 2010. In the opinion of management, the accompanying interim consolidated financial statements reflect all adjustments necessary to present fairly the financial position at June 30, 2010 and the results of operations and cash flows for the six and three months ended June 30, 2010 and 2009. All such adjustments are of a normal recurring nature. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation. The results for interim periods are not necessarily indicative of annual results. For purposes of disclosure in the consolidated financial statements, subsequent events have been evaluated through August 16, 2010, the date the statements were issued.

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

(2) Acquisitions and Dispositions

Historically the Company has repurchased the interests of the partners and trust unit holders in certain of the Partnerships, which consist primarily of oil and gas interests. The Company purchased such interests in an amount totaling $1,000 and $147,000 for the six months ended June 30, 2010 and 2009, respectively.

(3) Restricted Cash and Cash Equivalents:

Restricted cash and cash equivalents include $6,010,000 and $5,497,000 at June 30, 2010 and December 31, 2009, respectively, of cash primarily pertaining to oil and gas revenue payments. There were corresponding accounts payable recorded at June 30, 2010 and December 31, 2009 for these liabilities. Both the restricted cash and the accounts payable are classified as current on the accompanying balance sheet.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

June 30, 2010

(4) Additional Balance Sheet Information

Certain balance sheet amounts are comprised of the following:

	June 30, 2010	December 31, 2009
Accounts Receivable:
Joint interest billing	$2,759,000	$2,411,000
Trade receivables	1,226,000	1,565,000
Oil and gas sales	8,282,000	7,774,000
Refundable prior years income taxes	2,268,000	2,466,000
Other	52,000	83,000

	14,587,000	14,299,000
Less: Allowance for doubtful accounts	421,000	423,000

Total	$14,166,000	$13,876,000

Accounts Payable:
Trade	$5,143,000	$5,862,000
Royalty and other owners	9,445,000	9,920,000
Other	5,837,000	5,509,000

Total	$20,425,000	$21,291,000

Accrued Liabilities:
Compensation and related expenses	$1,946,000	$2,009,000
Property costs	819,000	2,137,000
Income tax	378,000	170,000
Other	1,533,000	1,669,000

Total	$4,676,000	$5,985,000

(5) Property and Equipment:

Property and equipment at June 30, 2010 and December 31, 2009 consisted of the following:

	June 30, 2010	December 31, 2009
Proved oil and gas properties, at cost	$447,309,000	$441,035,000
Unproved oil and gas properties, at cost	1,322,000	1,322,000
Less: Accumulated depletion and depreciation	284,101,000	268,514,000

	$164,530,000	$173,843,000

Field service equipment and other	19,388,000	19,462,000
Less: Accumulated depreciation	12,440,000	12,199,000

	$6,948,000	$7,263,000

Total net property and equipment	$171,478,000	$181,106,000

(6) Long-Term Bank Debt:

The Company’s long-term debt associated with the offshore credit facility with its principal lender was closed, and a final payment of $3,500,000 was made on July 28, 2010.

Effective July 30, 2010 the Company entered into a second amended and restated credit agreement between Compass Bank as agent and a syndicated group of lenders. The Company is party to a revolving line of credit and letter of credit facility of up to $250 million. This facility has a maturity date of July 30, 2014. The determination of the borrowing base is made by the lenders taking into consideration the estimated value of PEC’s oil and gas properties in accordance with the lenders’ customary practices for oil and gas loans. This process involves reviewing PEC’s estimated proved reserves and their valuation. The borrowing base is re-determined semi-annually, and the available borrowing amount could be increased or decreased as a result of such redetermination. In addition, PEC and the lenders each have at their discretion the right to request the borrowing base be re-determined with a maximum of one such request each year. A revision to PEC’s reserves may prompt such a request on the part of the lenders, which could possibly result in a reduction in the borrowing base and availability under the credit facility. At any time if the sum of the outstanding borrowings and letter of credit exposures exceed the applicable portion of the borrowing base, PEC would be required to repay the excess amount within a prescribed period.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

June 30, 2010

The credit facilities include terms and covenants that require the Company to maintain a minimum current ratio, total indebtedness to EBITDAX (earnings before depreciation, depletion, amortization, taxes, interest expense and exploration costs) ratio and interest coverage ratio, as defined, and restrictions are placed on the payment of dividends, the amount of treasury stock the Company may purchase, commodity hedge agreements, and loans and investments in its consolidated subsidiaries and limited partnerships. The credit facility is collateralized by the mortgaged properties and any other property including interests of the Company’s limited partnerships and any other property that was considered in determining the borrowing base in effect. The Company is required to mortgage, and grant a security interest in, consolidated proved oil and gas properties. The Borrowing base as of the closing date was $100 million, and commencing on the fifteenth day of December and continuing through the commitment termination date, the amount of the borrowing base in effect is to be reduced by the monthly reduction amount which was at $2 million as of the closing date. The borrowings may be placed in a base rate loan or LIBO rate loan. The rates applied may be a combination of the agent defined base rate, a flat rate of 2% to 3%, federal fund rates, or Libo rates and are adjusted by applicable margins tied to the Company’s borrowing base utilization. The applicable margins vary between 1.25% and 3.25% the higher the utilization of the borrowings.

As of June 30, 2010, the onshore facilities borrowing base was $98 million as per the March 1, 2010 amendment in effect which included a reduction to the availability of the borrowing base which began June 1, 2010 in the amount of $2 million. As of June 30, 2010 the offshore facilities borrowing base was $4 million with a monthly reduction of $500 thousand which began in August 2009. The Company’s borrowing rates in both facilities at June 30, 2010 have a floor of 2% plus applicable margin rates that vary from 3% to 5% depending on which facility, the value of current borrowings and the actual available borrowing base.

At June 30, 2010, the outstanding balance of the Company’s bank debt was $79 million under the onshore credit facility, with an additional availability of $19 million at a weighted average interest rate of 6.20%. Under the offshore credit facility the outstanding balance was $4 million, with no further availability, at a weighted average interest rate of 6.01%. Total outstanding bank debt was $83 million at June 30, 2010. The combined weighted average interest rates paid on outstanding bank borrowings subject to interest at the bank’s base rate and on outstanding bank borrowings bearing interest based upon the LIBO rate were 6.19% during 2010 as compared to 4.47 % during 2009.

The Company entered into interest rate hedge agreements to help manage interest rate exposure. These contracts include interest rate swaps. Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. The Company entered into interest swap agreements for a period of two years, which commenced in April 2008, related to $60 million of Company bank debt resulting in a fixed rate of 2.375% plus the Company’s current applicable margin. The underlying debt contracts above were re-priced quarterly based upon the three-month LIBO rates, the Company’s floor of 2% and the applicable margin per the onshore credit facility. These interest swap agreements expired in April 2010, and they have not been replaced.

Indebtedness to related parties—non-current:

During the second quarter 2008, the Company’s offshore subsidiary entered into a subordinated credit facility with a private lender with an availability of $50 million. The private lender has specific collateral pledged under a separate credit agreement. The private lender is controlled by a director of the Company. Effective June 30, 2009, the private lender agreed to release the pledged collateral under this credit facility in favor of the offshore credit facility in exchange for a second lien position on all of the assets of the offshore subsidiary and a pledge from PEC to pay the outstanding balance under the facility in full after PEC’s bank debt is paid off. PEC further agreed it will not secure debt in excess of $112 million under such credit facility without prior consent of the private lender. This facility was amended on July 21, 2010 and will mature on November 1, 2014. The facility termination will be accelerated if there is a change in control or management of PrimeEnergy Corporation; borrowings bear interest at a rate of 10% per annum. The private lender is entitled to additional consideration of Company stock based upon a percentage of the outstanding balance if by the last day of each calendar year commencing with December 30, 2011 the loan is outstanding. As of June 30, 2010 advances from this facility amounted to $20 million.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

June 30, 2010

(7) Other Long-Term Obligations and Commitments:

Operating Leases:

The Company has several non-cancelable operating leases, primarily for rental of office space, that have a term of more than one year. The future minimum lease payments for the rest of the fiscal 2010 and thereafter for the operating leases are as follows:

Operating Leases
2010	$374,000
2011	384,000
2012	121,000

Total minimum payments	$879,000

Rent expense for office space for the six months ended June 30, 2010 and 2009 was $391,000 and $306,000, respectively.

Asset Retirement Obligation:

A reconciliation of the liability for plugging and abandonment costs for the six months ended June 30, 2010 is as follows:

Asset retirement obligation – December 31, 2009	$19,366,000
Liabilities incurred	—
Liabilities settled	(434,000)
Accretion expense	478,000
Revisions in estimated liabilities	309,000

Asset retirement obligation – June 30, 2010	$19,719,000

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

(8) Contingent Liabilities:

The Company, as managing general partner of the affiliated Partnerships, is responsible for all Partnership activities, including the drilling of development wells and the production and sale of oil and gas from productive wells. The Company also provides the administration, accounting and tax preparation work for the Partnerships, and is liable for all debts and liabilities of the affiliated Partnerships, to the extent that the assets of a given limited Partnership are not sufficient to satisfy its obligations. As of June 30, 2010, the affiliated Partnerships have established cash reserves in excess of their debts and liabilities and the Company believes these reserves will be sufficient to satisfy Partnership obligations.

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

(9) Stock Options and Other Compensation:

In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. At June 30, 2010 and 2009, options on 767,500 shares were outstanding and exercisable at prices ranging from $1.00 to $1.25. According to their terms, the options have no expiration date.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

June 30, 2010

(10) Related Party Transactions:

The Company, as managing general partner or managing trustee, makes an annual offer to repurchase the interests of the partners and trust unit holders in certain of the Partnerships or Trusts. The Company purchased such interests in an amount totaling $1,000 and $147,000 for the six months ended June 30, 2010 and 2009, respectively.

Treasury stock purchases in any reported period may include shares from a related party. Purchases from related parties during the first six months of 2010 included 138,021 shares purchased for a total consideration of $1,702,252. There were no related party treasury stock purchases during the six months ended June 30, 2009.

Receivables from related parties consist of reimbursable general and administrative costs, lease operating expenses and reimbursement for property development and related costs. These receivables are due from joint venture partners, which may include members of the Company’s Board of Directors.

Payables owed to related parties primarily represent receipts collected by the Company as agent for the joint venture partners, which may include members of the Company’s Board of Directors, for oil and gas sales net of expenses. Also included in due to related parties is the amount of accrued interest owed to a related party, a company controlled by a Director of the Company, with whom the Company’s offshore subsidiary entered into a credit agreement. The agreement provides for a loan of $20 million at a rate of 10% per annum and is secured by a second lien position of all the assets of the offshore subsidiary. Included at June 30, 2010 and December 31, 2009 was $164,000 and $170,000, respectively, of accrued interest on the related party loan.

(11) Financial Instruments

Fair Value measurements:

Authoritative guidance on fair value measurements defines fair value, establishes a framework for measuring fair value and stipulates the related disclosure requirements. The Company follows a three-level hierarchy, prioritizing and defining the types of inputs used to measure fair value. The fair values of the Company’s interest rate swaps, natural gas and crude oil price collars and swaps are designated as Level 3. The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009:

	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2010
Assets

Commodity derivative contracts	—	—	$5,607,000	$5,607,000

Total assets	—	—	$5,607,000	$5,607,000

Liabilities

Commodity derivative contracts	—	—	$(330,000)	$(330,000)

Total liability	—	—	$(330,000)	$(330,000)

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

June 30, 2010

	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2009
Assets

Commodity derivative contracts	—	—	$879,000	$879,000

Total assets	—	—	$879,000	$879,000

Liabilities

Commodity derivative contracts	—	—	$(4,845,000)	$(4,845,000)

Interest rate derivative contracts	—	—	(335,000)	(335,000)

Total liability	—	—	$(5,180,000)	$(5,180,000)

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as level 3 in the fair value hierarchy for the six months ended June 30, 2010.

Net assets (liabilities)—December 31, 2009	$(4,301,000)
Total realized and unrealized gains or losses:
Included in earnings (a)	7,785,000
Included in other comprehensive income	—
Purchases, sales, issuances and settlements, net	1,793,000

Net assets (liabilities)—June 30, 2010	$5,277,000

(a)	Amounts reported in net income are classified as oil and gas sales for commodity derivative instruments reported as cash flow hedges prior to July 1, 2009 and as a reduction to interest expense for interest rate swap instruments. Derivative instruments for periods after July 1, 2009 are reported in oil and gas sales as realized gain/loss and on a separately reported line item captioned unrealized gain/loss on derivative instruments.

The interest rate swap agreements expired in April 2010, and they have not been replaced.

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

Interest rate swaps derivatives continue to be treated as cash-flow hedges and are used to fix or float interest rates on existing debt. There is no remaining value for the interest rate swaps at June 30, 2010, and settlement of the swaps is recorded within interest expense.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

June 30, 2010

Effect of derivative instruments on the consolidated balance sheet:

		Fair Value
	Balance Sheet Location	June 30, 2010	December 31, 2009
Asset Derivatives:
Derivatives designated as hedging instruments:
Crude oil commodity contracts	Current derivative contracts	$—	$—
Crude oil commodity contracts	Other assets	—	—

Total		$—	$—

Derivatives not designated as hedging instruments:
Natural gas commodity contracts	Current derivative contracts	$1,970,000	$657,000
Natural gas commodity contracts	Other assets	2,066,000	222,000
Crude oil commodity contracts	Other assets	1,571,000	—

Total		$5,607,000	$879,000

Liability Derivatives:
Derivatives designated as hedging instruments:
Interest rate swap derivatives	Derivative liability short term	$—	$(335,000)
Interest rate swap derivatives	Derivative liability long term	—	—

Total		$—	$(335,000)

Derivatives not designated as hedging instruments:
Crude oil commodity contracts	Derivative liability short term	$(330,000)	$(1,953,000)
Crude oil commodity contracts	Derivative liability long term	—	(2,892,000)

Total		$(330,000)	$(4,845,000)

Total derivative instruments		$5,277,000	$(4,301,000)

Effect of derivative instruments on the consolidated statement of operations for the six-month periods ended June 30, 2010 and 2009:

	Location of gain/loss reclassified from OCI into income	Amount of gain/loss reclassified from accumulated OCI into income
		2010	2009
Derivatives designated as cash-flow hedges
Interest rate swap derivatives	Interest expense	$(347,000)	$(290,000)
Crude oil commodity contracts	Oil and gas sales	—	1,517,000

		$(347,000)	$1,227,000

	Location of gain/loss recognized in income	Amount of gain/loss recognized in income
		2010	2009
Derivatives not designated as cash-flow hedge instruments
Natural gas commodity contracts	Gain on derivative instruments	$2,418,000	$—
Crude oil commodity contracts	Gain on derivative instruments	6,825,000	—
Natural gas commodity contracts	Oil and gas sales	1,646,000	—
Crude oil commodity contracts	Oil and gas sales	(96,000)	—

		$10,793,000	$—

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

June 30, 2010

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

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
	Net Income	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Loss	Weighted Average Number of Shares Outstanding	Per Share Amount
Net income (loss) per common share	$9,675,000	2,996,491	$3.23	$(7,652,000)	3,042,867	$(2.51)
Effect of dilutive securities:
Options (a)		735,395

Diluted net income (loss) per common share	$9,675,000	3,731,886	$2.59	$(7,652,000)	3,042,867	$(2.51)

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
	Net Income	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Loss	Weighted Average Number of Shares Outstanding	Per Share Amount
Net income (loss) per common share	$6,235,000	2,964,696	$2.09	$(4,154,000)	3,040,999	$(1.37)
Effect of dilutive securities:
Options (a)		729,694

Diluted net income (loss) per common share	$6,235,000	3,694,390	$1.68	$(4,154,000)	3,040,999	$(1.37)

(a)	The dilutive effect of 767,500 outstanding stock purchase options is not considered for the six and three months ended June 30, 2009, due to the loss incurred for such periods.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the consolidated financial statements of the Company and notes thereto.

OVERVIEW

The Company presently owns producing and non-producing properties located primarily in Texas, Oklahoma, West Virginia, the Gulf of Mexico, New Mexico, Colorado and Louisiana, and owns a substantial amount of well servicing equipment. All of the Company’s oil and gas properties and interests are located in the United States. Assets in our principal focus areas include mature properties with long-lived reserves and significant development opportunities as well as newer properties with development and exploration potential. We believe our balanced portfolio of assets and our ongoing hedging program position us well for both the current commodity price environment and future potential upside as we develop our attractive resource opportunities. Our primary sources of liquidity are cash generated from our operations and our credit facility.

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

Our cash flows depend on many factors, including the price of oil and gas, the success of our acquisition and drilling activities and the operational performance of our producing properties. We use derivative instruments to manage our commodity price risk. This practice may prevent us from receiving the full advantage of increases in oil and gas prices above the maximum fixed amount specified in the derivative agreements and subjects us to the credit risk of the counterparties to such agreements. Since all of our derivative contracts are accounted for under mark-to-market accounting, we expect continued volatility in gains and losses on mark-to-market derivative contracts in our consolidated income statement as changes occur in the NYMEX price indices.

RECENT ACTIVITIES

In July 2010 the Company entered into a joint development agreement with a Korean consortium to develop oil properties in West Texas. This agreement provides for the drilling of 24 wells (10 net) in the first phase with the option to commence a second phase drilling an additional 10 net wells based on the results of the phase one wells. As of Aug 12th, fourteen of the phase one wells are in various stages of drilling and completion including five wells which are on line and producing. The Company believes the relationship with the joint venture partners may have a significant impact on the growth of the Company activities.

In July 2010 the Company successfully completed the amendment and restatement of its $250,000,000 credit facility with a current borrowing base of $100,000,000.

In April 2010, the Deepwater Horizon drilling rig, which was engaged in deepwater Gulf of Mexico drilling operations for another operator, sank after an explosion and fire. In response to this event and the resulting oil spill, certain federal agencies and governmental officials ordered a six-month moratorium on the drilling of new deepwater wells and a suspension of permitted wells currently being drilled in the deepwater Gulf of Mexico. The moratorium is scheduled to expire November 30, 2010. This event and its aftermath have created uncertainty with regard to offshore exploration and production activity, including future regulatory requirements, operational delays and cost increases. This may create some opportunities for acquisitions as other companies leave the Gulf of Mexico due to the perceived tightening of the regulatory environment.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow provided by operations for the six month period ended June 30, 2010 was $22,794,000. Excluding the effects of significant unforeseen expenses or other income, our cash flow from operations fluctuates primarily because of variations in oil and gas production and prices or changes in working capital accounts. Our oil and gas production will vary based on actual well performance but may be curtailed due to factors beyond our control. Hurricanes in the Gulf of Mexico may shut down our production for the duration of the storm’s presence in the Gulf or damage production facilities so that we cannot produce from a particular property for an extended amount of time. In addition, downstream activities on major pipelines in the Gulf of Mexico can also cause us to shut-in production for various lengths of time.

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

The Company’s activities include development and exploratory drilling. The Company’s strategy is to develop a balanced portfolio of drilling prospects that includes lower risk wells with a high probability of success and higher risk wells with greater economic potential. The Company plans on drilling in excess of 40 wells (20 net), mainly in the Permian Basin in West Texas.

The Company’s strategy in 2010 is to continue to reduce its outstanding debt which decreased by approximately $10,000,000 in 2009 and $10,955,000 in the first six months of 2010. This decreased leveraged position will better provide the Company the ability to participate in a significant acquisition, should the opportunity arise this year.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company has in place both a stock repurchase program and a limited partnership interest repurchase program. Spending under these programs for the first six months of 2009 was $415,000. The Company expects to continue spending under the programs in 2010. During the first six months of 2010 the Company spent $1,948,000 under these programs.

The Company currently maintains a credit facility totaling $250 million, with a current borrowing base of $100 million. The bank reviews the borrowing base semi-annually and, at their discretion, may decrease or propose an increase to the borrowing base relative to a redetermined estimate of proved oil and gas reserves. Our oil and gas properties are pledged as collateral for the line of credit and we are subject to certain financial covenants defined in the agreement. We are currently in compliance with these financial covenants. If we do not comply with these covenants on a continuing basis, the lenders have the right to refuse to advance additional funds under the facility and/or declare all principal and interest immediately due and payable.

The Company’s offshore subsidiary maintains a subordinated credit facility with a private lender controlled by a director of the Company. The facility provides availability of $50 million and is secured by properties released by the bank and pledged under this agreement. The current advances under this credit facility are $20 million due November 1, 2014.

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

RESULTS OF OPERATIONS

Revenues and net income during the six and three month periods ended June 30, 2010, as compared to the same periods in 2009 reflect the increased oil and gas sales, presented below, offset by depreciation and depletion of oil and gas properties. The table summarizes production volumes and average sales prices realized (including realized gains and losses from derivatives).

	Six Months Ended June 30,			Three Months Ended June 30,
	2010	2009	Increase / (Decrease)	2010	2009	Increase / (Decrease)
Barrels of Oil Produced	328,000	341,000	(13,000)	168,000	169,000	(1,000)
Average Price Received	$72.90	$50.64	$22.26	$70.83	$57.21	$13.62

Oil Revenue	$23,910,000	$17,244,000	$6,666,000	$11,900,000	$9,669,000	$2,231,000

Mcf of Gas Produced	3,071,000	3,673,000	(602,000)	1,533,000	1,802,000	(269,000)
Average Price Received	$6.49	$4.17	$2.32	$6.28	$3.80	$2.48

Gas Revenue	$19,924,000	$15,305,000	$4,619,000	$9,629,000	$6,842,000	$2,787,000

Total Oil & Gas Revenue	$43,834,000	$32,549,000	$11,285,000	$21,529,000	$16,511,000	$5,018,000

Oil and gas prices received excluding the impact of derivatives were:

	Six Months Ended June 30,			Three Months Ended June 30,
	2010	2009	Increase / (Decrease)	2010	2009	Increase / (Decrease)
Oil Price	$73.19	$46.19	$27.00	$71.36	$36.96	$34.40
Gas Price	$5.95	$4.17	$1.78	$5.51	$4.52	$0.99

The decrease in oil production reflects properties added during 2009 from our 2009 West Texas drilling program offset by the natural decline of existing properties. The decrease in gas production is primarily due to the natural decline of the offshore properties.

Lease operating expense for the six months of 2010 increased by $859,000 or 5.15 % compared to 2009 due to increased production taxes related to higher commodity prices.

General and administrative expenses increased $363,000 in the first six months of 2010 or 6.47% as compared to 2009 primarily due to increased personnel costs including engineering consultants, rent and employee related taxes and insurance.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Field service income for the six months of 2010 decreased $1,339,000 or 14.58% compared to 2009. Field service expense for the six months of 2010 decreased $1,671,000 or 20.37% compared to 2009. The changes in field service income are a direct result of changes in utilization of equipment and rates charged to customers. Workover rig services represent the bulk of our operation, and those rates all decreased in our most active districts. Utilization in South Texas and Oklahoma decreased and was offset by an increase in West Texas. The most significant costs included in field service expense are salaries and employee-related expenses. These costs decreased relative to our decreased utilization and rates.

Depreciation, depletion and amortization expense decreased to $16,929,000 in 2010 from $22,132,000 in 2009 or 23.51%. This decrease is primarily related to the decrease in offshore production during the first six months of 2010.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the first six months of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Not applicable.

Item 1A.	RISK FACTORS

The Company is a smaller reporting company and no response is required pursuant to this Item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities by the Company during the period covered by this Report.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS (CONTINUED)

During the six months ended June 30, 2010, the Company purchased the following shares of common stock as treasury shares.

2010 Month	Number of Shares	Average Price Paid per share	Maximum Number of Shares that May Yet Be Purchased Under The Program at Month - End (1)
January	2,000	$35.00	183,641
February	2,000	$26.89	181,641
March	1,700	$26.40	179,941
April	—	$—	179,941
May	137,433	$12.06	342,508
June	6,278	$19.22	336,230

Total/Average	149,411	$13.03

(1)	In December 1993, we announced that our Board of Directors authorized a stock repurchase program whereby we may purchase outstanding shares of our common stock from time-to-time, in open market transactions or negotiated sales. The Board of Directors of the Company approved an additional 300,000 shares of the Company’s stock to be included in the stock repurchase program effective May 20, 2010. A total of 3,000,000 shares have been authorized, to date, under this program. Through June 30, 2010 we repurchased a total of 2,663,770 shares under this program for $36,021,126 at an average price of $13.52 per share. Additional purchases may occur as market conditions warrant. We expect future purchases will be funded with internally generated cash flow or from working capital.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	RESERVED

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

The following exhibits are filed as a part of this Report:

Exhibit No.
3.1	Restated Certificate of Incorporation of PrimeEnergy Corporation (effective July 1, 2009) (Incorporated by reference to Exhibit 3.1 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2009)

3.2	Bylaws of PrimeEnergy Corporation (Filed herewith)

10.3.1	Adoption Agreement #003 dated 4/23/2002, MassMutual Life Insurance Company Flexinvest Prototype Non-Standardized 401(k) Profit-Sharing Plan; EGTRRA Amendment to the PrimeEnergy employees 401(k) Savings Plan; MassMutual Retirement Services Flexinvest Defined Contribution Prototype Plan; Protected Benefit Addendum; Addendum to the Administrative Services Agreement Loan Agreement; Addendum to Administrative Services Agreement GUST Restatement Provisions; General Trust Agreement (Incorporated by reference to Exhibit 10.3.1 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2002)

10.3.2	First Amendment to the PrimeEnergy Corporation Employees 401(k) Savings Plan (Incorporated by reference to Exhibit 10.3.2 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.4	Amended and Restated Agreement of Limited Partnership, FWOE Partners L.P., dated as of August 22, 2005 (Incorporated by reference to Exhibit 10.3 of PrimeEnergy Corporation Form 8-K for events of August 22, 2005)

10.4.1	Contribution Agreement between F-W Oil Exploration L.L.C. and FWOE Partners L.P. dated as of August 22, 2005 (Incorporated by reference to exhibit 10.4 of PrimeEnergy Corporation Form 8-K for events of August 22, 2005)

10.18	Composite copy of Non-Statutory Option Agreements (Incorporated by reference to Exhibit 10.18 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2004)

10.22.5.9	Second Amended and Restated Credit Agreement dated July 30, 2010, by and among PrimeEnergy Corporation, the Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, and EOWS Midland Company), Compass Bank (successor in interest to Guaranty Bank, FSB) As Administrative Agent and Letter of Credit Issuer, BBVA Compass, As Sole Lead Arranger and Sole Bookrunner and The Lenders Signatory Hereto (BNP Paribas, JPMorgan Chase Bank, N.A. and Amegy Bank National Association)

10.22.5.10	Security Agreement (Pledge) effective July 30, 2010 by PrimeEnergy Corporation, in favor of Compass Bank (filed herewith)

10.22.5.11	Guaranty effective July 30, 2010, by PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, and EOWS Midland Company, in favor of Compass Bank (filed herewith)

10.23.2	Amended and Restated Security Agreement between PrimeEnergy Corporation, PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, EOWS Midland Company, (debtor) and Guaranty Bank, FSB as Agent (secured party) December 28, 2006 (Incorporated by reference to Exhibit 10.23.2 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.23.3	Amended and Restated Security Agreement (Membership Pledge) by PrimeEnergy Corporation in favor of Guaranty Bank, FSB as Agent December 28, 2006 (Incorporated by reference to Exhibit 10.23.3 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.23.4	Amended and Restated Security Agreement between PrimeEnergy Corporation, PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, EOWS Midland Company, (debtor) and Guaranty Bank, FSB as Agent (secured party) December 28, 2006 (Incorporated by reference to Exhibit 10.23.4 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.23.5	Amended and Restated Security Agreement between Eastern Oil Well Service Company, EOWS Midland Company, (debtor) and Guaranty Bank, FSB as Agent (secured party) December 28, 2006 (Incorporated by reference to Exhibit 10.23.5 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.23.6	Security Agreement between Eastern Oil Well Service Company, EOWS Midland Company, (debtor) and Guaranty Bank, FSB as Agent (secured party) December 28, 2006 (Incorporated by reference to Exhibit 10.23.6 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.23.7	Amended and Restated Security Agreement between Southwest Oilfield Construction Company, (debtor) and Guaranty Bank, FSB as Agent (secured party) December 28, 2006 (Incorporated by reference to Exhibit 10.23.7 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.23.8	Amended and Restated Security Agreement effective between EOWS Midland Company, (debtor) and Guaranty Bank, FSB as Agent (secured party) December 28, 2006 (Incorporated by reference to Exhibit 10.23.8 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.23.9	Ratification of and Amendment to Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production, dated effective February 24, 2010, by and between PrimeEnergy Corporation and PrimeEnergy Management Corporation and Compass Bank (successor in interest to Guaranty Bank, FSB) (Incorporated by reference to Exhibit 10.23.9 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2009)

10.25	Credit Agreement dated as of June 1, 2006 (but effective for all purposes as of August 22, 2005), between Prime Offshore L.L.C. as Borrower and PrimeEnergy Corporation as Lender (Incorporated by reference to Exhibit 10.25 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.26.1	Subordination Agreement effective as of June 29, 2006, between Prime Offshore L.L.C., PrimeEnergy Corporation, and Guaranty Bank, FSB (Incorporated by reference to Exhibit 10.26.1 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.26.2	Amended and Restated Credit Agreement among Prime Offshore L.L.C. between Guaranty Bank, FSB, as agent and the Lenders party hereto effective March 31, 2008. (Incorporated by reference to Exhibit 10.26.2 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2008)

10.26.3	Consent, Waiver and First Amendment to Amended and Restated Credit Agreement Among Prime Offshore L.L.C., Guaranty Bank, FSB, as Agent and the Lenders Party Hereto, effective June 30, 2009. (Incorporated by reference to Exhibit 10.26.3 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2009)

10.27	Security Agreement effective June 29, 2006 between Prime Offshore L.L.C., and Guaranty Bank, FSB (debtor) and Guaranty Bank, FSB as Agent (secured party) (Incorporated by reference to Exhibit 10.27 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.27.1	Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production from Prime Offshore L.L.C. for the benefit of Guaranty Bank, FSB, Agent, effective June 30, 2009. (Incorporated by reference to Exhibit 10.27.1 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2009)

10.27.2	Pledge Agreement as of June 29, 2006, between Guaranty Bank, FSB and Prime Offshore L.L.C. (Incorporated by reference to Exhibit 10.27.2 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.27.3	Subordinated Promissory Note dated effective March 31, 2008 in the face principal amount of up to $50,000,000 executed by Prime Offshore L.L.C. and payable to Artic Management Corporation. (Incorporated by reference to Exhibit 10.27.3 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2008)

10.27.3.2	Amended and Restated Loan Modification dated July 21, 2010, by and among Artic Management Corporation, Prime Offshore L.L.C. and PrimeEnergy Corporation

10.27.4	Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production Dated effective as of March 31, 2008 from Prime Offshore L.L.C. to Mathias Eckenstein TTEE for Artic Management Corporation (first lien). (Incorporated by reference to Exhibit 10.27.4 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2008)

10.27.5	Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production Dated effective as of March 31, 2008 from Prime Offshore L.L.C. to Mathias Eckenstein TTEE for Artic Management Corporation (second lien). (Incorporated by reference to Exhibit 10.27.5 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2008)

10.27.6	Pledge Agreement dated as effective March 31, 2008 between Prime Offshore L.L.C. and Artic Management Corporation (General Partner Interest in FWOE Partners L.P.) (Incorporated by reference to Exhibit 10.27.6 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2008)

10.27.7	Pledge Agreement made effective June 30, 2009, by and between Prime Offshore L.L.C. and Guaranty Bank, FSB, as Agent. (Incorporated by reference to Exhibit 10.27.7 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2009)

10.27.8	Subordination of Liens and Security Interests effective June 30, 2009, by Artic Management Corporation for the benefit of Guaranty Bank, FSB, as Agent. (Incorporated by reference to Exhibit 10.27.8 to PrimeEnergy Corporation
Form 10-Q for the quarter ended June 30, 2009)

10.28	Completion and Liquidity Maintenance Agreement effective as of June 29, 2006, between PrimeEnergy Corporation, Guaranty Bank, FSB, and Prime Offshore, L.L.C. (Incorporated by reference to Exhibit 10.28 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.29	Put Right Agreement effective as of June 29, 2006, by and among PrimeEnergy Corporation and Prime Offshore L.L.C. (Incorporated by reference to Exhibit 10.29 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PrimeEnergy Corporation
(Registrant)

August 16, 2010	/s/ Charles E. Drimal, Jr.
(Date)	Charles E. Drimal, Jr.
President
Principal Executive Officer

August 16, 2010	/s/ Beverly A. Cummings
(Date)	Beverly A. Cummings
Executive Vice President
Principal Financial Officer

August 16, 2010	/s/ Lynne Pizor
(Date)	Lynne Pizor
Controller, Principal Accounting Officer