Form 10-Q
period 2010-09-30
PRIMEENERGY CORP
filed 2010-11-15
CIK 56868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

The number of shares outstanding of each class of the Registrant’s Common Stock as of November 12, 2010 was: Common Stock, $0.10 par value, 2,855,053 shares.

PrimeEnergy Corporation

Index to Form 10-Q

September 30, 2010

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

PrimeEnergy Corporation

Consolidated Balance Sheet

September 30, 2010 and December 31, 2009

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$12,495,000	$11,779,000
Restricted cash and cash equivalents	5,980,000	5,497,000
Accounts receivable, net	12,185,000	13,876,000
Due from related parties	66,000	30,000
Prepaid expenses	1,910,000	1,100,000
Derivative contracts	3,950,000	657,000
Inventory at cost	1,165,000	1,871,000
Deferred income taxes	717,000	838,000

Total current assets	38,468,000	35,648,000

Property and equipment, at cost
Oil and gas properties (successful efforts method), net	159,610,000	173,843,000
Field service equipment and other, net	6,868,000	7,263,000

Net property and equipment	166,478,000	181,106,000

Other assets	1,561,000	764,000

Total assets	$206,507,000	$217,518,000

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Consolidated Balance Sheet

September 30, 2010 and December 31, 2009

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Current bank debt	$—	$7,000,000
Accounts payable	25,539,000	21,291,000
Current portion of asset retirement and other long-term obligations	3,905,000	3,374,000
Derivative liability short term	1,180,000	2,288,000
Accrued liabilities	5,791,000	5,985,000
Due to related parties	272,000	450,000

Total current liabilities	36,687,000	40,388,000

Long-term bank debt	69,325,000	86,955,000
Indebtedness to related parties	20,000,000	20,000,000
Asset retirement obligations	16,930,000	16,862,000
Derivative liability long term	691,000	2,892,000
Deferred income taxes	20,558,000	16,635,000

Total liabilities	164,191,000	183,732,000

Stockholders’ equity—PrimeEnergy:
Common stock, $.10 par value; 2010 and 2009: Authorized: 4,000,000 shares, issued: 3,836,397 shares; outstanding 2010: 2,861,929 shares; outstanding 2009: 3,032,097 shares	383,000	383,000
Paid in capital	5,490,000	5,465,000
Retained earnings	54,198,000	43,725,000
Accumulated other comprehensive income (loss), net	—	(214,000)

	60,071,000	49,359,000
Treasury stock, at cost; 2010: 974,468 shares; 2009: 804,300 shares	(27,787,000)	(25,417,000)

Total stockholders’ equity—PrimeEnergy	32,284,000	23,942,000
Non-controlling interest	10,032,000	9,844,000

Total stockholders’ equity	42,316,000	33,786,000

Total liabilities and stockholders’ equity	$206,507,000	$217,518,000

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Consolidated Statement of Operations

Nine Months Ended September 30, 2010 and 2009

(Unaudited)

	2010	2009
Revenue:
Oil and gas sales	$63,591,000	$49,975,000
Field service income	12,192,000	12,923,000
Administrative overhead fees	6,336,000	6,271,000
Gain on derivative instruments	7,062,000	179,000
Other income	199,000	15,000

Total revenue	89,380,000	69,363,000

Costs and expenses:
Lease operating expense	25,261,000	25,054,000
Field service expense	10,138,000	11,667,000
Depreciation, depletion and amortization	24,238,000	31,584,000
Loss on settlement of asset retirement obligation	2,000	1,722,000
General and administrative expense	9,817,000	8,498,000
Exploration costs	90,000	13,000

Total costs and expenses	69,546,000	78,538,000

Gain on sale and exchange of assets	1,686,000	212,000

Income (loss) from operations	21,520,000	(8,963,000)

Other income and expenses:
Less: Interest expense	5,266,000	5,297,000
Add: Interest income	32,000	45,000

Income (loss) before provision (benefit) for income taxes	16,286,000	(14,215,000)
Provision (benefit) for income taxes	4,776,000	(4,775,000)

Net income (loss)	11,510,000	(9,440,000)

Less: Net income attributable to non-controlling interest	1,037,000	527,000

Net income (loss) attributable to PrimeEnergy	$10,473,000	$(9,967,000)

Basic income (loss) per common share	$3.54	$(3.28)

Diluted income (loss) per common share	$2.84	$(3.28)

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Consolidated Statement of Operations

Three Months Ended September 30, 2010 and 2009

(Unaudited)

	2010	2009
Revenue:
Oil and gas sales	$19,757,000	$17,426,000
Field service income	4,349,000	3,741,000
Administrative overhead fees	2,188,000	1,954,000
Gain/(loss) on derivative instruments	(2,181,000)	179,000
Other income	6,000	—

Total revenue	24,119,000	23,300,000

Costs and expenses:
Lease operating expense	7,724,000	8,376,000
Field service expense	3,605,000	3,463,000
Depreciation, depletion and amortization	7,309,000	9,452,000
Loss on settlement of asset retirement obligation	2,000	111,000
General and administrative expense	3,840,000	2,878,000
Exploration costs	85,000	13,000

Total costs and expenses	22,565,000	24,293,000

Gain on sale and exchange of assets	1,336,000	12,000

Income (loss) from operations	2,890,000	(981,000)

Other income and expenses:
Less: Interest expense	1,633,000	2,162,000
Add: Interest income	10,000	7,000

Income (loss) before provision (benefit) for income taxes	1,267,000	(3,136,000)
Provision (benefit) for income taxes	142,000	(1,165,000)

Net income (loss)	1,125,000	(1,971,000)

Less: Net income attributable to non-controlling interest	327,000	344,000

Net income (loss) attributable to PrimeEnergy	$798,000	$(2,315,000)

Basic income (loss) per common share	$.28	$(.76)

Diluted income (loss) per common share	$.22	$(.76)

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Consolidated Statement of Stockholders’ Equity

Nine Months Ended September 30, 2010

(Unaudited)

			Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity—PrimeEnergy	Non-Controlling Interest	Total Stockholders’ Equity

	Common Stock
	Shares	Amount
Balance at December 31, 2009	3,836,397	$383,000	$5,465,000	$43,725,000	$(214,000)	$(25,417,000)	$23,942,000	$9,844,000	$33,786,000
Purchase 170,168 shares of common stock						(2,370,000)	(2,370,000)		(2,370,000)
Net income				10,473,000			10,473,000	1,037,000	11,510,000
Other comprehensive income, net of taxes					214,000		214,000		214,000
Purchase of non-controlling interests			25,000				25,000	(31,000)	(6,000)
Distributions to non-controlling interests							—	(818,000)	(818,000)

Balance at September 30, 2010	3,836,397	$383,000	$5,490,000	$54,198,000	$—	$(27,787,000)	$32,284,000	$10,032,000	$42,316,000

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Consolidated Statement of Comprehensive Income

Nine Months Ended September 30, 2010 and 2009

(Unaudited)

	2010	2009
Net income (loss)	$11,510,000	$(9,440,000)
Other comprehensive income (loss), net of taxes:
Reclassification adjustment for settled contracts, net of taxes of $125,000 and $344,000, respectively	222,000	611,000
Changes in fair value of hedge positions, net of taxes of $5,000 and $1,133,000, respectively	(8,000)	(2,014,000)

Total other comprehensive income (loss)	214,000	(1,403,000)

Comprehensive income (loss)	11,724,000	(10,843,000)

Less: Comprehensive income attributable to non-controlling interest	1,037,000	527,000

Comprehensive income (loss) attributable to PrimeEnergy	$10,687,000	$(11,370,000)

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2010 and 2009

(Unaudited)

	2010	2009
Cash flows from operating activities:
Net income (loss)	$10,473,000	$(9,967,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-controlling interest in earnings of partnerships	1,037,000	527,000
Depreciation, depletion, amortization and accretion on discounted liabilities	24,238,000	31,584,000
Gain on sale of properties	(1,686,000)	(212,000)
Unrealized gain on derivative instruments	(7,062,000)	(179,000)
Provision for deferred income taxes	6,944,000	(4,393,000)
Loss on settlement of asset retirement obligation	2,000	1,722,000
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(775,000)	8,344,000
(Increase) decrease in due from related parties	(37,000)	580,000
(Increase) decrease in inventories	707,000	(78,000)
(Increase) decrease in prepaid expenses and other assets	(253,000)	909,000
Increase (decrease) in accounts payable	3,764,000	(1,768,000)
Increase (decrease) in accrued liabilities	566,000	(94,000)
Increase (decrease) in due to related parties	(176,000)	103,000

Net cash provided by operating activities	37,742,000	27,078,000

Cash flows from investing activities
Capital expenditures, including exploration expense	(9,621,000)	(10,055,000)
Proceeds from sale of properties and equipment	1,686,000	212,000

Net cash used in investing activities	(7,935,000)	(9,843,000)

Cash flows from financing activities
Purchase of stock for treasury	(2,370,000)	(268,000)
Purchase of non-controlling interests	(6,000)	(149,000)
Increase in long-term bank debt and other long-term obligations	48,270,000	33,899,000
Repayment of long-term bank debt and other long-term obligations	(74,167,000)	(47,249,000)
Distribution to non-controlling interest	(818,000)	(955,000)

Net cash used in financing activities	(29,091,000)	(14,722,000)

Net increase in cash and cash equivalents	716,000	2,513,000
Cash and cash equivalents at the beginning of the period	11,779,000	11,808,000

Cash and cash equivalents at the end of the period	$12,495,000	$14,321,000

Supplemental disclosures:
Income taxes paid	$2,167,000	$383,000
Interest paid	$5,266,000	$5,297,000

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

September 30, 2010

(1) Interim Financial Statements:

The accompanying consolidated financial statements of PrimeEnergy Corporation (“PEC”), with the exception of the consolidated balance sheet at December 31, 2009, have not been audited by independent public accountants. In accordance with applicable SEC rules and regulations, the accompanying interim financial statements do not include all disclosures presented in annual financial statements and the reader should refer to the Company’s Form 10-K for the year ended December 31, 2009 filed April 15, 2010. In the opinion of management, the accompanying interim consolidated financial statements reflect all adjustments necessary to present fairly the financial position as of, and the results of operations and cash flows for, the periods presented. All such adjustments are of a normal recurring nature. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation. The results for interim periods are not necessarily indicative of annual results. For purposes of disclosure in the consolidated financial statements, subsequent events have been evaluated through the date the statements were issued.

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

(2) Acquisitions and Dispositions

Historically the Company has repurchased the interests of the partners and trust unit holders in certain of the Partnerships, which consist primarily of oil and gas interests. The Company purchased such interests in an amount totaling $6,000 and $149,000 for the nine months ended September 30, 2010 and 2009, respectively.

(3) Restricted Cash and Cash Equivalents:

Restricted cash and cash equivalents include $5,980,000 and $5,497,000 at September 30, 2010 and December 31, 2009, respectively, of cash primarily pertaining to oil and gas revenue payments. There were corresponding accounts payable recorded at September 30, 2010 and December 31, 2009 for these liabilities. Both the restricted cash and the accounts payable are classified as current on the accompanying balance sheet.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

September 30, 2010

(4) Additional Balance Sheet Information

Certain balance sheet amounts are comprised of the following:

	September 30, 2010	December 31, 2009
Accounts Receivable:
Joint interest billing	$2,558,000	$2,411,000
Trade receivables	1,653,000	1,565,000
Oil and gas sales	7,719,000	7,774,000
Refundable prior years income taxes	—	2,466,000
Other	688,000	83,000

	12,618,000	14,299,000
Less: Allowance for doubtful accounts	433,000	423,000

Total	$12,185,000	$13,876,000

Accounts Payable:
Trade	$7,125,000	$5,862,000
Royalty and other owners	9,982,000	9,920,000
Other	8,432,000	5,509,000

Total	$25,539,000	$21,291,000

Accrued Liabilities:
Compensation and related expenses	$2,861,000	$2,009,000
Property costs	841,000	2,137,000
Income tax	724,000	170,000
Other	1,365,000	1,669,000

Total	$5,791,000	$5,985,000

(5) Property and Equipment:

Property and equipment at September 30, 2010 and December 31, 2009 consisted of the following:

	September 30, 2010	December 31, 2009
Proved oil and gas properties, at cost	$448,994,000	$441,035,000
Unproved oil and gas properties, at cost	1,322,000	1,322,000
Less: Accumulated depletion and depreciation	290,706,000	268,514,000

	$159,610,000	$173,843,000

Field service equipment and other	19,665,000	19,462,000
Less: Accumulated depreciation	12,797,000	12,199,000

	$6,868,000	$7,263,000

Total net property and equipment	$166,478,000	$181,106,000

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

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

September 30, 2010

The credit facilities include terms and covenants that require the Company to maintain a minimum current ratio, total indebtedness to EBITDAX (earnings before depreciation, depletion, amortization, taxes, interest expense and exploration costs) ratio and interest coverage ratio, as defined, and restrictions are placed on the payment of dividends, the amount of treasury stock the Company may purchase, commodity hedge agreements, and loans and investments in its consolidated subsidiaries and limited partnerships. A first amendment to the credit facility with an effective date of September 30, 2010 was ratified in November 2010. This amendment further defined the limitations on loans or advances and investments made to the Company’s limited partnerships. The credit facility is collateralized by the mortgaged properties and any other property including interests of the Company’s limited partnerships and any other property that was considered in determining the borrowing base in effect. The Company is required to mortgage, and grant a security interest in, consolidated proved oil and gas properties. The borrowing base as of the closing date was $100 million, and commencing on the fifteenth day of December and continuing through the commitment termination date, the amount of the borrowing base in effect is to be reduced by the monthly reduction amount which was at $2 million as of the closing date. The borrowings may be placed in a base rate loan or LIBO rate loan. The rates applied may be a combination of the agent defined base rate, a flat rate of 2% to 3%, federal fund rates, or LIBO rates and are adjusted by applicable margins tied to the Company’s borrowing base utilization. The applicable margins vary between 1.25% and 3.25% the higher the utilization of the borrowings.

As of September 30, 2010, the credit facility borrowing base was $100 million. The Company’s borrowing rates in the credit facility at September 30, 2010 have a floor of 1.75% to 2% plus applicable margin utilization rates that range from 2.75% to 3%, depending on the type of active loan. The Company had in place three LIBO rate loans and one base rate loan.

At September 30, 2010, the outstanding balance of the Company’s bank debt was $69.325 million under the credit facility, with an additional availability of $30.675 million. The combined weighted average interest rates paid on outstanding bank borrowings subject to interest were 6.11% during 2010 as compared to 5.21% during 2009.

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

Indebtedness to related parties—non-current:

During the second quarter 2008, the Company’s offshore subsidiary entered into a subordinated credit facility with a private lender with an availability of $50 million. The private lender has specific collateral pledged under a separate credit agreement. The private lender is controlled by a Director of the Company. Effective June 30, 2009, the private lender agreed to release the pledged collateral under this credit facility in favor of the offshore credit facility in exchange for a second lien position on all of the assets of the offshore subsidiary and a pledge from PEC to pay the outstanding balance under the facility in full after PEC’s bank debt is paid off. PEC further agreed it will not secure debt in excess of $112 million under such credit facility without prior consent of the private lender. This facility was amended on July 21, 2010 and will mature on November 1, 2014. The facility termination will be accelerated if there is a change in control or management of PrimeEnergy Corporation; borrowings bear interest at a rate of 10% per annum. The private lender is entitled to additional consideration of Company stock based upon a percentage of the outstanding balance if by the last day of each calendar year commencing with December 30, 2011 the loan is outstanding. As of September 30, 2010 advances from this facility amounted to $20 million.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

September 30, 2010

(7) Other Long-Term Obligations and Commitments:

Operating Leases:

The Company has several non-cancelable operating leases, primarily for rental of office space, that have a term of more than one year. The future minimum lease payments for the rest of the fiscal 2010 and thereafter for the operating leases are as follows:

Operating Leases
2010	$187,000
2011	384,000
2012	121,000

Total minimum payments	$692,000

Rent expense for office space for the nine months ended September 30, 2010 and 2009 was $588,000 and $502,000, respectively.

Asset Retirement Obligation:

A reconciliation of the liability for plugging and abandonment costs for the nine months ended September 30, 2010 is as follows:

Asset retirement obligation – December 31, 2009	$19,366,000
Liabilities incurred	271,000
Liabilities settled	(617,000)
Accretion expense	749,000
Revisions in estimated liabilities	318,000

Asset retirement obligation – September 30, 2010	$20,087,000

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

(8) Contingent Liabilities:

The Company, as managing general partner of the affiliated Partnerships, is responsible for all Partnership activities, including the drilling of development wells and the production and sale of oil and gas from productive wells. The Company also provides the administration, accounting and tax preparation work for the Partnerships, and is liable for all debts and liabilities of the affiliated Partnerships, to the extent that the assets of a given limited Partnership are not sufficient to satisfy its obligations. As of September 30, 2010, the affiliated Partnerships have established cash reserves in excess of their debts and liabilities and the Company believes these reserves will be sufficient to satisfy Partnership obligations.

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

(9) Stock Options and Other Compensation:

In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. At September 30, 2010 and 2009, options on 767,500 shares were outstanding and exercisable at prices ranging from $1.00 to $1.25. According to their terms, the options have no expiration date.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

September 30, 2010

(10) Related Party Transactions:

The Company, as managing general partner or managing trustee, makes an annual offer to repurchase the interests of the partners and trust unit holders in certain of the Partnerships or Trusts. The Company purchased such interests in an amount totaling $6,000 and $149,000 for the nine months ended September 30, 2010 and 2009, respectively.

Treasury stock purchases in any reported period may include shares from a related party. Purchases from related parties during the first nine months of 2010 included 138,021 shares purchased for a total consideration of $1,702,252. There were no related party treasury stock purchases during the nine months ended September 30, 2009.

Receivables from related parties consist of reimbursable general and administrative costs, lease operating expenses and reimbursement for property development and related costs. These receivables are due from joint venture partners, which may include members of the Company’s Board of Directors.

Payables owed to related parties primarily represent receipts collected by the Company as agent for the joint venture partners, which may include members of the Company’s Board of Directors, for oil and gas sales net of expenses. Also included in due to related parties is the amount of accrued interest owed to a related party, a company controlled by a Director of the Company, with whom the Company’s offshore subsidiary entered into a credit agreement. The agreement provides for a loan of $20 million at a rate of 10% per annum and is secured by a second lien position of all the assets of the offshore subsidiary. Included at September 30, 2010 and December 31, 2009 was $164,000 and $170,000, respectively, of accrued interest on the related party loan.

(11) Financial Instruments

Fair Value measurements:

Authoritative guidance on fair value measurements defines fair value, establishes a framework for measuring fair value and stipulates the related disclosure requirements. The Company follows a three-level hierarchy, prioritizing and defining the types of inputs used to measure fair value. The fair values of the Company’s interest rate swaps, natural gas and crude oil price collars and swaps are designated as Level 3. The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009:

	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2010
Assets
Commodity derivative contracts	—	—	$4,967,000	$4,967,000

Total assets	—	—	$4,967,000	$4,967,000

Liabilities
Commodity derivative contracts	—	—	$(1,871,000)	$(1,871,000)

Total liability	—	—	$(1,871,000)	$(1,871,000)

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

September 30, 2010

	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2009
Assets
Commodity derivative contracts	—	—	$879,000	$879,000

Total assets	—	—	$879,000	$879,000

Liabilities
Commodity derivative contracts	—	—	$(4,845,000)	$(4,845,000)
Interest rate derivative contracts	—	—	(335,000)	(335,000)

Total liability	—	—	$(5,180,000)	$(5,180,000)

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as level 3 in the fair value hierarchy for the nine months ended September 30, 2010.

Net assets (liabilities)—December 31, 2009	$(4,301,000)
Total realized and unrealized gains or losses:
Included in earnings (a)	5,604,000
Included in other comprehensive income	—
Purchases, sales, issuances and settlements, net	1,793,000

Net assets (liabilities)—September 30, 2010	$3,096,000

(a)	Amounts reported in net income are classified as oil and gas sales for commodity derivative instruments reported as cash flow hedges prior to July 1, 2009 and as a reduction to interest expense for interest rate swap instruments. Derivative instruments for periods after July 1, 2009 are reported in oil and gas sales as realized gain/loss and on a separately reported line item captioned unrealized gain/loss on derivative instruments.

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

Interest rate swaps derivatives continue to be treated as cash-flow hedges and are used to fix or float interest rates on existing debt. There is no remaining value for the interest rate swaps at September 30, 2010, and settlement of the swaps is recorded within interest expense.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

September 30, 2010

Effect of derivative instruments on the consolidated balance sheet:

		Fair Value
	Balance Sheet Location	September 30, 2010	December 31, 2009
Asset Derivatives:
Derivatives designated as hedging instruments:
Crude oil commodity contracts	Current derivative contracts	$—	$—
Crude oil commodity contracts	Other assets	—	—

Total		$—	$—

Derivatives not designated as hedging instruments:
Natural gas commodity contracts	Current derivative contracts	$3,950,000	$657,000
Natural gas commodity contracts	Other assets	955,000	222,000
Crude oil commodity contracts	Other assets	62,000	—

Total		$4,967,000	$879,000

Liability Derivatives:
Derivatives designated as hedging instruments:
Interest rate swap derivatives	Derivative liability short term	$—	$(335,000)
Interest rate swap derivatives	Derivative liability long term	—	—

Total		$—	$(335,000)

Derivatives not designated as hedging instruments:
Crude oil commodity contracts	Derivative liability short term	$(1,180,000)	$(1,953,000)
Crude oil commodity contracts	Derivative liability long term	(691,000)	(2,892,000)

Total		$(1,871,000)	$(4,845,000)

Total derivative instruments		$3,096,000	$(4,301,000)

Effect of derivative instruments on the consolidated statement of operations for the nine-month periods ended September 30, 2010 and 2009:

	Location of gain/loss reclassified from OCI into income	Amount of gain/loss reclassified from accumulated OCI into income
		2010	2009
Derivatives designated as cash-flow hedges
Interest rate swap derivatives	Interest expense	$(347,000)	$(564,000)
Crude oil commodity contracts	Oil and gas sales	—	1,517,000

		$(347,000)	$953,000

	Location of gain/loss recognized in income	Amount of gain/loss recognized in income
		2010	2009
Derivatives not designated as cash-flow hedge instruments
Natural gas commodity contracts	Gain on derivative instruments	$4,026,000	$(132,000)
Crude oil commodity contracts	Gain on derivative instruments	3,036,000	311,000
Natural gas commodity contracts	Oil and gas sales	2,659,000	—
Crude oil commodity contracts	Oil and gas sales	(96,000)	3,000

		$9,625,000	$182,000

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

September 30, 2010

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

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
	Net Income	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Loss	Weighted Average Number of Shares Outstanding	Per Share Amount
Net income (loss) per common share	$10,473,000	2,954,433	$3.54	$(9,967,000)	3,040,675	$(3.28)
Effect of dilutive securities:
Options (a)		732,607

Diluted net income (loss) per common share	$10,473,000	3,687,040	$2.84	$(9,967,000)	3,040,675	$(3.28)

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
	Net Income	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Loss	Weighted Average Number of Shares Outstanding	Per Share Amount
Net income (loss) per common share	$798,000	2,870,453	$.28	$(2,315,000)	3,036,446	$(.76)
Effect of dilutive securities:
Options (a)		726,169

Diluted net income (loss) per common share	$798,000	3,596,622	$.22	$(2,315,000)	3,036,446	$(.76)

(a)	The dilutive effect of 767,500 outstanding stock purchase options is not considered for the nine and three months ended September 30, 2009, due to the loss incurred for such periods.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RECENT ACTIVITIES

In July 2010 the Company entered into a joint development agreement with a Korean consortium to develop oil properties in West Texas. This agreement provides for the drilling of 47 wells (20.3 net). As of November 12th, thirty-two wells have been drilled, fifteen are currently producing, and seventeen are in various stages of completion. The Company believes the relationship with the joint venture partners may have a significant impact on the growth of the Company activities.

In July 2010 the Company successfully completed the amendment and restatement of its $250,000,000 credit facility with a current borrowing base of $100,000,000.

In April 2010, the Deepwater Horizon drilling rig, which was engaged in deepwater Gulf of Mexico drilling operations for another operator, sank after an explosion and fire. In response to this event and the resulting oil spill, certain federal agencies and governmental officials ordered a six-month moratorium on the drilling of new deepwater wells and a suspension of permitted wells currently being drilled in the deepwater Gulf of Mexico. The moratorium was scheduled to expire November 30, 2010, however it was suspended on October 12, 2010. This event and its aftermath have created uncertainty with regard to offshore exploration and production activity, including future regulatory requirements, operational delays and cost increases. This may create some opportunities for acquisitions as other companies leave the Gulf of Mexico due to the perceived tightening of the regulatory environment.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow provided by operations for the nine month period ended September 30, 2010 was $37,742,000. Excluding the effects of significant unforeseen expenses or other income, our cash flow from operations fluctuates primarily because of variations in oil and gas production and prices or changes in working capital accounts. Our oil and gas production will vary based on actual well performance but may be curtailed due to factors beyond our control. Hurricanes in the Gulf of Mexico may shut down our production for the duration of the storm’s presence in the Gulf or damage production facilities so that we cannot produce from a particular property for an extended amount of time. In addition, downstream activities on major pipelines in the Gulf of Mexico can also cause us to shut-in production for various lengths of time.

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

The Company’s strategy in 2010 is to continue to reduce its outstanding debt which decreased by approximately $10,000,000 in 2009 and $24,630,000 in the first nine months of 2010. This decreased leveraged position will better provide the Company the ability to participate in a significant acquisition, should the opportunity arise this year.

The Company has in place both a stock repurchase program and a limited partnership interest repurchase program. Spending under these programs for the first nine months of 2009 was $417,000. The Company expects to continue spending under the programs in 2010. During the first nine months of 2010 the Company spent $2,376,000 under these programs.

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

RESULTS OF OPERATIONS

Revenues and net income during the nine and three month periods ended September 30, 2010, as compared to the same periods in 2009 reflect the increased oil and gas sales, presented below, offset by depreciation and depletion of oil and gas properties. The table summarizes production volumes and average sales prices realized (including realized gains and losses from derivatives).

	Nine Months Ended September 30,			Three Months Ended September 30,
	2010	2009	Increase / (Decrease)	2010	2009	Increase / (Decrease)
Barrels of Oil Produced	471,000	495,000	(24,000)	143,000	154,000	(11,000)
Average Price Received	$73.78	$55.20	$18.58	$75.82	$65.45	$10.37

Oil Revenue	$34,752,000	$27,324,000	$7,428,000	$10,842,000	$10,080,000	$762,000

Mcf of Gas Produced	4,556,000	5,425,000	(869,000)	1,485,000	1,752,000	(267,000)
Average Price Received	$6.33	$4.18	$2.15	$6.00	$4.19	$1.81

Gas Revenue	$28,839,000	$22,651,000	$6,188,000	$8,915,000	$7,346,000	$1,569,000

Total Oil & Gas Revenue	$63,591,000	$49,975,000	$13,616,000	$19,757,000	$17,426,000	$2,331,000

Oil and gas prices received excluding the impact of derivatives were:

	Nine Months Ended September 30,			Three Months Ended September 30,
	2010	2009	Increase / (Decrease)	2010	2009	Increase / (Decrease)
Oil Price	$73.99	$52.13	$21.86	$75.82	$65.44	$10.38
Gas Price	$5.75	$4.18	$1.57	$5.32	$4.19	$1.13

The decrease in oil production reflects the natural decline of existing properties offset by properties added during 2010 from our West Texas drilling program. The decrease in gas production is primarily due to the natural decline of the offshore properties.

Lease operating expense for the nine months of 2010 increased by $207,000 or 0.83% compared to 2009 due to increased production taxes related to higher commodity prices offset by a decrease in workover expenses.

General and administrative expenses increased $1,319,000 in the first nine months of 2010 or 15.52% as compared to 2009 primarily due to increased personnel costs including engineering consultants, rent and employee related taxes and insurance.

Field service income for the nine months of 2010 decreased $731,000 or 5.66% compared to 2009. Field service expense for the nine months of 2010 decreased $1,529,000 or 13.11% compared to 2009. The changes in field service income are a direct result of changes in utilization of equipment and rates charged to customers. Workover rig services represent the bulk of our operation, and those rates all decreased in our most active districts. Utilization in South Texas and Oklahoma decreased and was offset by an increase in West Texas. The most significant costs included in field service expense are salaries and employee-related expenses. These costs decreased relative to our decreased utilization and rates.

Depreciation, depletion and amortization expense decreased to $24,238,000 in 2010 from $31,584,000 in 2009 or 23.26%. This decrease is primarily related to the decrease in offshore production during the first nine months of 2010.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the first nine months of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Not applicable.

Item 1A.	RISK FACTORS

The Company is a smaller reporting company and no response is required pursuant to this Item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities by the Company during the period covered by this Report.

During the nine months ended September 30, 2010, the Company purchased the following shares of common stock as treasury shares.

2010 Month	Number of Shares	Average Price Paid per share	Maximum Number of Shares that May Yet Be Purchased Under The Program at Month - End (1)
January	2,000	$35.00	183,641
February	2,000	$26.89	181,641
March	1,700	$26.40	179,941
April	—	$—	179,941
May	137,433	$12.06	342,508
June	6,278	$19.22	336,230
July	13,325	$20.99	322,905
August	2,885	$19.10	320,020
September	4,547	$19.45	315,473

Total/Average	170,168	$13.93

(1)	In December 1993, we announced that our Board of Directors authorized a stock repurchase program whereby we may purchase outstanding shares of our common stock from time-to-time, in open market transactions or negotiated sales. The Board of Directors of the Company approved an additional 300,000 shares of the Company’s stock to be included in the stock repurchase program effective May 20, 2010. A total of 3,000,000 shares have been authorized, to date, under this program. Through September 30, 2010 we repurchased a total of 2,684,527 shares under this program for $36,444,416 at an average price of $13.58 per share. Additional purchases may occur as market conditions warrant. We expect future purchases will be funded with internally generated cash flow or from working capital.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	RESERVED

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

The following exhibits are filed as a part of this Report:

Exhibit No.
3.1	Restated Certificate of Incorporation of PrimeEnergy Corporation (effective July 1, 2009) (Incorporated by reference to Exhibit 3.1 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2009)

3.2	Bylaws of PrimeEnergy Corporation (Incorporated by reference to Exhibit 3.2 of PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2010)

10.3.1	Adoption Agreement #003 dated 4/23/2002, MassMutual Life Insurance Company Flexinvest Prototype Non-Standardized 401(k) Profit-Sharing Plan; EGTRRA Amendment to the PrimeEnergy employees 401(k) Savings Plan; MassMutual Retirement Services Flexinvest Defined Contribution Prototype Plan; Protected Benefit Addendum; Addendum to the Administrative Services Agreement Loan Agreement; Addendum to Administrative Services Agreement GUST Restatement Provisions; General Trust Agreement (Incorporated by reference to Exhibit 10.3.1 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2002)

10.3.2	First Amendment to the PrimeEnergy Corporation Employees 401(k) Savings Plan (Incorporated by reference to Exhibit 10.3.2 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.4	Amended and Restated Agreement of Limited Partnership, FWOE Partners L.P., dated as of August 22, 2005 (Incorporated by reference to Exhibit 10.4 of PrimeEnergy Corporation Form 8-K for events of August 22, 2005)

10.4.1	Contribution Agreement between F-W Oil Exploration L.L.C. and FWOE Partners L.P. dated as of August 22, 2005 (Incorporated by reference to exhibit 10.4.1 of PrimeEnergy Corporation Form 8-K for events of August 22, 2005)

10.18	Composite copy of Non-Statutory Option Agreements (Incorporated by reference to Exhibit 10.18 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2004)

10.22.5.9	Second Amended and Restated Credit Agreement dated July 30, 2010, by and among PrimeEnergy Corporation, the Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, and EOWS Midland Company), Compass Bank (successor in interest to Guaranty Bank, FSB) As Administrative Agent and Letter of Credit Issuer, BBVA Compass, As Sole Lead Arranger and Sole Bookrunner and The Lenders Signatory Hereto (BNP Paribas, JPMorgan Chase Bank, N.A. and Amegy Bank National Association) (Incorporated by reference to Exhibit 10.22.5.9 of PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2010)

10.22.5.9.1	First Amendment to Second Amended and Restated Credit Agreement Among the Guarantors Party Hereto, Compass Bank as Administrative Agent, Letter of Credit Issuer and Collateral Agent and the Lenders Signatory Hereto, Effective September 30, 2010 (filed herewith)

10.22.5.10	Security Agreement (Pledge) effective July 30, 2010 by PrimeEnergy Corporation, in favor of Compass Bank (Incorporated by reference to Exhibit 10.22.5.10 of PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2010)

10.22.5.11	Guaranty effective July 30, 2010, by PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, and EOWS Midland Company, in favor of Compass Bank (Incorporated by reference to Exhibit 10.22.5.11 of PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2010)

10.23.2	Amended and Restated Security Agreement between PrimeEnergy Corporation, PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, EOWS Midland Company, (debtor) and Guaranty Bank, FSB as Agent (secured party) December 28, 2006 (Incorporated by reference to Exhibit 10.23.2 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.23.3	Amended and Restated Security Agreement (Membership Pledge) by PrimeEnergy Corporation in favor of Guaranty Bank, FSB as Agent December 28, 2006 (Incorporated by reference to Exhibit 10.23.3 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.23.4	Amended and Restated Security Agreement between PrimeEnergy Corporation, PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, EOWS Midland Company, (debtor) and Guaranty Bank, FSB as Agent (secured party) December 28, 2006 (Incorporated by reference to Exhibit 10.23.4 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.23.5	Amended and Restated Security Agreement between Eastern Oil Well Service Company, EOWS Midland Company, (debtor) and Guaranty Bank, FSB as Agent (secured party) December 28, 2006 (Incorporated by reference to Exhibit 10.23.5 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.23.6	Security Agreement between Eastern Oil Well Service Company, EOWS Midland Company, (debtor) and Guaranty Bank, FSB as Agent (secured party) December 28, 2006 (Incorporated by reference to Exhibit 10.23.6 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.23.7	Amended and Restated Security Agreement between Southwest Oilfield Construction Company, (debtor) and Guaranty Bank, FSB as Agent (secured party) December 28, 2006 (Incorporated by reference to Exhibit 10.23.7 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.23.8	Amended and Restated Security Agreement effective between EOWS Midland Company, (debtor) and Guaranty Bank, FSB as Agent (secured party) December 28, 2006 (Incorporated by reference to Exhibit 10.23.8 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.23.9	Ratification of and Amendment to Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production, dated effective February 24, 2010, by and between PrimeEnergy Corporation and PrimeEnergy Management Corporation and Compass Bank (successor in interest to Guaranty Bank, FSB) (Incorporated by reference to Exhibit 10.23.9 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2009)

10.25	Credit Agreement dated as of June 1, 2006 (but effective for all purposes as of August 22, 2005), between Prime Offshore L.L.C. as Borrower and PrimeEnergy Corporation as Lender (Incorporated by reference to Exhibit 10.25 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.26.1	Subordination Agreement effective as of June 29, 2006, between Prime Offshore L.L.C., PrimeEnergy Corporation, and Guaranty Bank, FSB (Incorporated by reference to Exhibit 10.26.1 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.26.2	Amended and Restated Credit Agreement among Prime Offshore L.L.C. between Guaranty Bank, FSB, as agent and the Lenders party hereto effective March 31, 2008. (Incorporated by reference to Exhibit 10.26.2 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2008)

10.26.3	Consent, Waiver and First Amendment to Amended and Restated Credit Agreement Among Prime Offshore L.L.C., Guaranty Bank, FSB, as Agent and the Lenders Party Hereto, effective June 30, 2009. (Incorporated by reference to Exhibit 10.26.3 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2009)

10.27	Security Agreement effective June 29, 2006 between Prime Offshore L.L.C., and Guaranty Bank, FSB (debtor) and Guaranty Bank, FSB as Agent (secured party) (Incorporated by reference to Exhibit 10.27 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.27.1	Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production from Prime Offshore L.L.C. for the benefit of Guaranty Bank, FSB, Agent, effective June 30, 2009. (Incorporated by reference to Exhibit 10.27.1 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2009)

10.27.2	Pledge Agreement as of June 29, 2006, between Guaranty Bank, FSB and Prime Offshore L.L.C. (Incorporated by reference to Exhibit 10.27.2 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.27.3	Subordinated Promissory Note dated effective March 31, 2008 in the face principal amount of up to $50,000,000 executed by Prime Offshore L.L.C. and payable to Artic Management Corporation. (Incorporated by reference to Exhibit 10.27.3 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2008)

10.27.3.2	Amended and Restated Loan Modification dated July 21, 2010, by and among Artic Management Corporation, Prime Offshore L.L.C. and PrimeEnergy Corporation (Incorporated by reference to Exhibit 10.27.3.2 of PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2010)

10.27.4	Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production Dated effective as of March 31, 2008, from Prime Offshore L.L.C. to Mathias Eckenstein TTEE for Artic Management Corporation (first lien). (Incorporated by reference to Exhibit 10.27.4 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2008)

10.27.5	Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production Dated effective as of March 31, 2008 from Prime Offshore L.L.C. to Mathias Eckenstein TTEE for Artic Management Corporation (second lien). (Incorporated by reference to Exhibit 10.27.5 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2008)

10.27.6	Pledge Agreement dated as effective March 31, 2008 between Prime Offshore L.L.C. and Artic Management Corporation (General Partner Interest in FWOE Partners L.P.) (Incorporated by reference to Exhibit 10.27.6 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2008)

10.27.7	Pledge Agreement made effective June 30, 2009, by and between Prime Offshore L.L.C. and Guaranty Bank, FSB, as Agent. (Incorporated by reference to Exhibit 10.27.7 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2009)

10.27.8	Subordination of Liens and Security Interests effective June 30, 2009, by Artic Management Corporation for the benefit of Guaranty Bank, FSB, as Agent. (Incorporated by reference to Exhibit 10.27.8 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2009)

10.28	Completion and Liquidity Maintenance Agreement effective as of June 29, 2006, between PrimeEnergy Corporation, Guaranty Bank, FSB, and Prime Offshore, L.L.C. (Incorporated by reference to Exhibit 10.28 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.29	Put Right Agreement effective as of June 29, 2006, by and among PrimeEnergy Corporation and Prime Offshore L.L.C. (Incorporated by reference to Exhibit 10.29 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PrimeEnergy Corporation
(Registrant)

November 15, 2010	/s/ Charles E. Drimal, Jr.
(Date)	Charles E. Drimal, Jr.
President
Principal Executive Officer

November 15, 2010	/s/ Beverly A. Cummings
(Date)	Beverly A. Cummings
Executive Vice President
Principal Financial Officer

November 15, 2010	/s/ Lynne Pizor
(Date)	Lynne Pizor
Controller, Principal Accounting Officer