Form 10-K/A
period 2009-12-31
PRIMEENERGY CORP
filed 2011-03-03
CIK 56868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

The number of shares outstanding of each class of the Registrant’s Common Stock as of March 31, 2010, was 3,026,397 shares, Common Stock, $0.10 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement to be furnished to stockholders in connection with its Annual Meeting of Stockholders to be held in May 2010, are incorporated by reference in Part III hereof.

EXPLANATORY NOTE

This Amendment No. 1 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2009, originally filed with the Securities and Exchange Commission on April 15, 2010, is for the purpose of filing the Summary Reserve Report as of December 31, 2009, of Ryder Scott Company, L.P. dated April 14, 2010, as Exhibit 99.1, and their consent to such filing, as Exhibit 23.1, and such Exhibits are filed with this Amendment No. 1. No item of or disclosures contained in the PrimeEnergy Corporation 2009 Form 10-K are affected by this filing, other than such Exhibits. This report on Form 10-K/A is presented as of the filing date of the 2009 Form 10-K and does not reflect events occurring after that date, or modify or update disclosures in any way.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of March, 2011.

PrimeEnergy Corporation

By:	/s/ Charles E. Drimal, Jr.
Charles E. Drimal, Jr.
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 3rd day of March, 2011.

/s/ Charles E. Drimal, Jr. Charles E. Drimal, Jr.	Chairman of the Board, Director and President; The Principal Executive Officer

/s/ Beverly A. Cummings Beverly A. Cummings	Director, Vice President and Treasurer; The Principal Financial Officer

/s/ Lynne Pizor Lynne Pizor	Controller; The Principal Accounting Officer

/s/ Matthias Eckenstein	Director	/s/ Clint Hurt	Director
Matthias Eckenstein		Clint Hurt

/s/ H. Gifford Fong	Director	/s/ Jan K. Smeets	Director
H. Gifford Fong		Jan K. Smeets

/s/ Thomas S.T. Gimbel	Director
Thomas S.T. Gimbel

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this Report:

3.	Exhibits:

Exhibit No.
23.1	Consent of Ryder Scott & Company, L.P. (filed herewith)

99.1	Summary Reserve Report dated April 14, 2010, of Ryder Scott Company, L.P. (filed herewith)

2