Form 10-K/A
period 2009-12-31
PRIMEENERGY CORP
filed 2011-03-14
CIK 56868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

EXPLANATORY NOTE

This Amendment No. 2 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2009, originally filed with the Securities and Exchange Commission on April 15, 2010, is for the purpose of refiling the Summary Reserve Report as of December 31, 2009, of Ryder Scott Company, L.P. dated April 14, 2010, as Exhibit 99.1, and their consent to such filing, as Exhibit 23.1, and to file the Certifications required pursuant to Rule 13a-14(a)/15d-14(a) and Section 1350, as Exhibits 31.1, 31.2, 32.1 and 32.2. Such Exhibits are filed with this Amendment No. 2. No item of or disclosures contained in the PrimeEnergy Corporation 2009 Form 10-K are affected by this filing, other than such Exhibits. This report on Form 10-K/A is presented as of the filing date of the 2009 Form 10-K and does not reflect events occurring after that date, or modify or update disclosures in any way.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March, 2011.

PrimeEnergy Corporation

By:	/s/ Charles E. Drimal, Jr.
Charles E. Drimal, Jr.
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 14th day of March, 2011.

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