Form 10-K
period 2010-12-31
PRIMEENERGY CORP
filed 2011-04-08
CIK 56868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock of the Registrant held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of the last business day of the Registrant’s most recently completed second fiscal quarter, was $30,763,882

The number of shares outstanding of each class of the Registrant’s Common Stock as of April 1, 2011 was 2,759,555 shares, Common Stock, $0.10 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement to be furnished to stockholders in connection with its Annual Meeting of Stockholders to be held in May 2011, are incorporated by reference in Part III hereof.

PrimeEnergy Corporation

FORM 10-K ANNUAL REPORT

For the Fiscal Year Ended

December 31, 2010

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

As of December 31, 2010, the Company had net capitalized costs related to oil and gas properties of $143 million, including $698 thousand of unproved properties. Total expenditures for the acquisition, exploration and development of the Company’s properties during 2010 were $14 million of which $91,000 related to exploration costs expensed during 2010. Proved reserves as of December 31, 2010, were 101 BCFe of gas which consisted of 73% proved developed reserves and 27% proved undeveloped reserves.

Significant 2010 activity

During 2010, the Company participated in drilling a total of 47 gross (19.96 net) wells, all of which were successful completions. In July 2010 the Company entered into a joint development agreement with a Korean consortium to develop oil properties in West Texas. This agreement provides for the drilling of 47 wells and a $5 million carry of the Company’s drilling costs by the joint venture partners. As of March 31st, 42 wells have been drilled, 26 are currently producing, and 16 are in various stages of completion. The Company believes the relationship with the joint venture partners may have a significant impact on the growth of the Company activities.

In April 2010, the Deepwater Horizon drilling rig, which was engaged in deepwater Gulf of Mexico drilling operations for another operator, sank after an explosion and fire. In response to this event and the resulting oil spill, the Bureau of Ocean Energy Management, Regulation and Enforcement of the U.S. Department of the Interior (“BOEMRE”), formerly known as the Minerals Management Service (“MMS”), announced a series of moratoria which directed oil and gas lessees and operators to cease drilling new deepwater (depths greater than 500 feet) wells on the Outer Continental Shelf (“OCS”), and put oil and gas lessees and operators on notice that, with certain exceptions, the BOEMRE would not consider drilling permits for deepwater wells and related activities. In addition, the BOEMRE issued new regulations in 2010 requiring additional information, documentation and analysis for all new wells on the OCS. While the moratoria have been formally lifted, the effect of these new regulations was to significantly slow down issuance of permits for shallow wells. This event and its aftermath have created uncertainty with regard to offshore exploration and production activity, including future regulatory requirements, operational delays and cost increases. This may create some opportunities for acquisitions as other companies leave the Gulf of Mexico due to the perceived tightening of the regulatory environment. Currently none of our operations are conducted in deep water.

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

Summaries of the Company’s oil and gas drilling activities, oil and gas production, and undeveloped leasehold, mineral and royalty interests are set forth under Item 2., “Properties,” below. Summaries of the Company’s oil and gas reserves, future net revenue and present value of future net revenue are also set forth under Item 2., “Properties—Reserves”, below.

Well Operations

The Company’s operations are conducted through a central office in Houston, Texas, and district offices in Houston and Midland, Texas, Oklahoma City, Oklahoma, and Charleston, West Virginia. The Company currently operates 1,599 oil and gas wells, 364 through the Houston office, 326 through the Midland office, 411 through the Oklahoma City office and 498 through the Charleston, West Virginia office. Substantially all of the wells operated by the Company are wells in which the Company has an interest.

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

PEMC, as managing general partner of the Partnerships and managing trustee of the Trusts, is responsible for all Partnership and Trust activities, the drilling of development wells and the production and sale of oil and gas from productive wells. PEMC also provides administration, accounting and tax preparation for the Partnerships and Trusts. PEMC is liable for all debts and liabilities of the Partnerships and Trusts, to the extent that the assets of a given limited partnership or trust are not sufficient to satisfy its obligations. The Company stopped sponsoring partnerships and trusts in 1992. Today there are only 18 partnerships and two trusts remaining. The aggregate number of limited partners in the Partnerships and beneficial owners of the Trusts now administered by PEMC is approximately 2,535.

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

The Outer Continental Shelf Lands Act (“OCSLA”), which FERC implements as to transportation and pipeline issues, requires that all pipelines operating on or across the OCS provide open access, non-discriminatory transportation service. One of FERC’s principal goals in carrying out OCSLA’s mandate is to increase transparency in the market to provide producers and shippers on the OCS with greater assurance of open access service on pipelines located on the OCS and non-discriminatory rates and conditions of service on such pipelines.

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

Intrastate natural gas transportation is subject to regulation by state regulatory agencies. The basis for intrastate regulation of natural gas transportation and the degree of regulatory oversight and scrutiny given to intrastate natural gas pipeline rates and services varies from state to state. Insofar as such regulation within a particular state will generally affect all intrastate natural gas shippers within the state on a comparable basis, the Company believes that the regulation of similarly situated intrastate natural gas transportation in any states in which it operates and ships natural gas on an intrastate basis will not affect operations in any way that is materially different from the effect of such regulation on competitors.

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

Some offshore operations are conducted on federal leases that are administered by the BOEMRE and are required to comply with the regulations and orders promulgated by BOEMRE under OCSLA. Among other things, the Company is required to obtain prior BOEMRE approval for any exploration plans it pursues and the development and production plans for these leases. BOEMRE regulations also establish construction requirements for production facilities located on the Company’s federal offshore leases and govern the plugging and abandonment of wells and the removal of production facilities from these leases. Under limited circumstances, BOEMRE could require the Company to suspend or terminate operations on a federal lease.

BOEMRE also establishes the basis for royalty payments due under federal oil and natural gas leases through regulations issued under applicable statutory authority. State regulatory authorities establish similar standards for royalty payments due under state oil and natural gas leases. The basis for royalty payments established by BOEMRE and the state regulatory authorities is generally applicable to all federal and state oil and natural gas lessees. Accordingly, the Company believes that the impact of royalty regulation on operations should generally be the same as the impact on competitors.

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

Oil Purchasers:
Texon Distributing L.P.	19%
Plains All American Inc.	62%
Gas Purchasers:
Unimark LLC	15%
Cokinos Energy Corporation	16%
Atlas Pipeline WestTex, LLC	28%

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

Marine Mammal and Endangered Species. Federal Lease Stipulations address the reduction of potential taking of protected marine species (sea turtles, marine mammals, Gulf sturgeon and other listed marine species). BOEMRE permit approvals will be conditioned on collection and removal of debris resulting from activities related to exploration, development and production of offshore leases. BOEMRE has issued Notices to Lessees and Operators (“NTL”) 2003-G06 advising of requirements for posting of signs in prominent places on all vessels and structures and of an observing training program.

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

Lead-Based Paints. Various pieces of equipment and structures owned by the Company may have been coated with lead-based paints as was customary in the industry at the time these pieces of equipment were fabricated and constructed. These paints may contain lead at a concentration high enough to be considered a regulated hazardous waste when removed. If the Company needs to remove such paints in connection with maintenance or other activities and they qualify as a regulated hazardous waste, this would increase the cost of disposal. High lead levels in the paint might also require the Company to institute certain administrative and/or engineering controls required by the Occupational Safety and Health Act and BOEMRE to ensure worker safety during paint removal.

Air Pollution Control. The Clean Air Act and state air pollution laws adopted to fulfill its mandates provide a framework for national, state and local efforts to protect air quality. Operations utilize equipment that emits air pollutants subject to federal and state air pollution control laws. These laws require utilization of air emissions abatement equipment to achieve prescribed emissions limitations and ambient air quality standards, as well as operating permits for existing equipment and construction permits for new and modified equipment. Air emissions associated with offshore activities are projected using a matrix and formula supplied by BOEMRE, which has primacy from the Environmental Protection Agency for regulating such emissions.

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

Employees

At March 18, 2011, the Company had 229 full-time and 11 part-time employees, 18 of whom were employed by the Company at its principal offices in Stamford, Connecticut, 39 in Houston, Texas, at the offices of Prime Operating Company, Eastern Oil Well Service Company, EOWS Midland Company and Prime Offshore L.L.C., and 183 employees who were primarily involved in the district operations of the Company in Houston and Midland, Texas, Oklahoma City, Oklahoma and Charleston, West Virginia.

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

We maintain insurance coverage against certain, but not all, hazards that could arise from our operations both onshore and offshore. Such insurance is believed to be reasonable for the hazards and risks faced by us.

As of December 31, 2010, we maintain for offshore operations total excess liability insurance with limits of $35 million per occurrence and in the aggregate covering certain general liability and certain “sudden and accidental” environmental risks with a deductible of $10,000 per occurrence, subject to all terms, restrictions and sub-limits of the policies. We also maintain for onshore operations total excess liability insurance with limits of $20 million per occurrence and in the aggregate covering certain general liability and certain “sudden and accidental” environmental risks with a deductible of $10,000 per occurrence, subject to all terms, restrictions and sub-limits of the policies. We maintain general liability insurance limits of $1 million per occurrence and $2 million in the aggregate for both our onshore as well as our offshore operations.

We have several policies that cover environmental risks. We have environmental coverage under the per occurrence and aggregate limits of our general and umbrella liability policies (for a twelve-month term). These policies provide third-party surface cleanup, bodily injury and property damage coverage, and defense costs when a pollution event is sudden and accidental and is discovered within thirty days of commencement and reported to the insurance company within ninety days of discovery. This is standard coverage in oil and gas insurance policies. Additionally, offshore operations maintain additional coverage with an operators extra expense (control of well) policy (for a twelve-month term) which covers cleanup, third-party bodily injury and property damage, and defense costs when a well gets out of control above the surface of the ground or water bottom. This coverage falls under a Combined Single Limit of $35,000,000. PrimeEnergy’s Combined Single Limit is subject to an annual aggregate of $17,500,000 for the interests insured in the event a loss under the policy is caused by a Named Windstorm.

We seek to protect ourselves from some but not all operating hazards through insurance coverage. However, some risks are either not insurable or insurance is available only at rates that we consider uneconomical. Those risks include pollution liability in excess of limits sufficient to meet the legal financial responsibility requirement of the BOEMRE as prescribed under the Federal Oil Pollution Act and individual state legal financial responsibility requirements.

Depending on competitive conditions and other factors, we attempt to obtain contractual protection against uninsured operating risks from our customers and contractors. However, customers and contractors who provide contractual indemnification protection may not in all cases maintain adequate insurance to support their indemnification obligations. Our insurance or indemnification arrangements may not adequately protect us against liability or loss from all the hazards of our operations. The occurrence of a significant event that we have not fully insured or indemnified against or the failure of a customer to meet its indemnification obligations to us could materially and adversely affect our results of operations and financial condition. Furthermore, we may not be able to maintain adequate insurance in the future at rates we consider reasonable.

With regard to our offshore operations, generally, indemnities and insurance limits for each contract are negotiated with each of our contractors. Our contracts generally follow the industry standard of providing mutual hold harmless and indemnity agreements, which results in each party being liable or responsible for all claims related to its employees and its contractors, as well as any damage to its and its contractor’s property. Currently, substantially all of our contracts contain mutual hold harmless and indemnity provisions.

From time to time, a small number of our contractors have requested contractual provisions that require us to respond to third-party claims. In some of these instances we have accepted the risk with the understanding that it would be covered under our current coverage. We evaluate these risk-transferring negotiations cautiously, and we feel that we have adequately mitigated this risk through existing coverage or acquiring supplemental coverage when appropriate.

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

The following table sets forth the exploratory and development drilling experience with respect to wells in which the Company participated during the three years ended December 31, 2010.

	2010		2009		2008
	Gross	Net	Gross	Net	Gross	Net
Exploratory:
Oil	—	—	—	—	2	1.50
Gas	—	—	—	—	—	—
Dry	—	—	—	—	—	—
Development:
Oil	47	19.96	13	11.74	69	40.18
Gas	—	—	—	—	—	—
Dry	—	—	—	—	—	—
Total:	—	—
Oil	47	19.96	13	11.74	71	41.68
Gas	—	—	—	—	—	—
Dry	—	—	—	—	—	—

	47	19.96	13	11.74	71	41.68

Oil and Gas Production

As of December 31, 2010, the Company had ownership interests in the following numbers of gross and net producing oil and gas wells and gross and net producing acres (1).

	Gross	Net
Producing wells (1)
Oil Wells	968	377
Gas Wells	1,153	509
Producing Acres	318,161	107,829

(1)	A gross well or gross acre is a well or an acre in which a working interest is owned. A net well or net acre is the sum of the fractional revenue interests owned in gross wells or gross acres. Wells are classified by their primary product. Some wells produce both oil and gas.

The following table shows the Company’s net production of crude oil and natural gas for each of the three years ended December 31, 2010. “Net” production is net after royalty interests of others are deducted and is determined by multiplying the gross production volume of properties in which the Company has an interest by percentage of the leasehold, mineral or royalty interest owned by the Company.

	2010	2009	2008
Oil (barrels)	627,000	640,000	658,000
Gas (Mcf)	5,939,000	7,129,000	8,899,000

The following table sets forth the Company’s average sales price per barrel of crude oil and average sales prices per one thousand cubic feet (“Mcf”) of gas, together with the Company’s average production costs per unit of production for the three years ended December 31, 2010.

	2010	2009	2008
Average sales price per barrel	$75.11	59.16	84.43
Average sales price Per Mcf	$6.43	4.42	8.93
Average production costs per net equivalent barrel (1)	$21.64	18.32	19.92

(1)	Net equivalent barrels are computed at a rate of 6 Mcf per barrel.

Oil and gas prices received excluding the impact of derivatives were:

	2010	2009	2008
Oil Price	$75.81	56.80	95.74
Gas Price	$5.75	4.42	9.09

Undeveloped Acreage

The following table sets forth the approximate gross and net undeveloped acreage in which the Company has leasehold, mineral and royalty interests as of December 31, 2010. “Undeveloped acreage” is that acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves.

	Leasehold Interests		Mineral Interests		Royalty Interests
State	Gross Acres	Net Acres	Gross Acres	Net Acres	Gross Acres	Net Acres
Colorado	—	—	799	23	—	—
Gulf of Mexico	11,520	9,600	—	—	—	—
Louisiana	—	—	—	—	295	1
Montana	—	—	14,304	60	—	—
Nebraska	—	—	2,554	331	—	—
North Dakota	—	—	640	1	—	—
Oklahoma	4,176	1,895	320	—	2,880	24
Texas	4,328	1,586	640	2	—	—
West Virginia	—	—	—	—	—	—
Wyoming	—	—	—	—	140	35

TOTAL	20,024	13,081	19,257	417	3,315	60

Reserves

The Company’s interests, including the interests held by the Partnerships, in proved developed and undeveloped oil and gas properties have been evaluated by Ryder Scott Company, L.P. for each of the three years ended December 31, 2010. The professional qualifications of the technical persons primarily responsible for overseeing the preparation of the reserves estimates can be found in Exhibit 99.1, the Ryder Scott Company, L.P. Report on Registrant’s Reserves Estimates. In matters related to the preparation of our reserve estimates, our district managers report to the Houston Central manager, who maintains oversight and compliance responsibility for the internal reserve estimate process and provides oversight for the annual preparation of reserve estimates of 100% of our year-end reserves by our independent third party engineers, Ryder Scott Company, L.P. The members of our district and central groups consist of degreed engineers, geologists and geophysicists and technicians with between approximately ten and thirty-five years of industry experience, and between three and twenty years managing our reserves. Our Houston Central manager, the technical person primarily responsible for overseeing the preparation of reserves estimates, has over twenty-five years of experience, holds a Bachelor of Science degree in Natural Gas Engineering and is a member of the Society of Petroleum Engineers and American Association of Petroleum Geologists. See Part II, Item 8., “Financial Statements and Supplementary Data”, for additional discussions regarding proved reserves and their related cash flows.

All of the Company’s reserves are located within the continental United States. The following table summarizes the Company’s oil and gas reserves at each of the respective dates (figures rounded):

	Reserve Category
	Proved Developed		Proved Undeveloped		Total
As of 12-31	Oil (bbls)	Gas (Mcf)	Oil (bbls)	Gas (Mcf)	Oil (bbls)	Gas (Mcf)
2008	5,317,000	54,140,000	—	1,198,000	5,317,000	55,338,000
2009	4,476,000	38,389,000	1,611,000	7,024,000	6,087,000	45,413,000
2010	5,233,000	41,946,000	2,652,000	11,400,000	7,885,000	53,346,000

Our proved undeveloped reserves as of December 31, 2008 consisted of one prospect in the Gulf of Mexico awaiting completion. During 2009 this prospect was completed under a farm out agreement whereby the

Company’s share of completion costs were carried by the outside working interest partners, therefore no capital expenditure by the Company was required. Additions to proved undeveloped reserves during 2009 included fifty-four in-fill drilling locations in our West Texas drilling program. During 2010 we drilled 43 West Texas wells and acquired additional leasehold in the area. Proved undeveloped reserves as of December 31, 2010 included 75 in-fill drilling locations in our West Texas drilling program. As of March 31, 2011 we have drilled 7 of those wells. The Company has no proved undeveloped reserves that remain undeveloped for five years or more.

The estimated future net revenue (using current prices and costs as of those dates) and the present value of future net revenue (at a 10% discount for estimated timing of cash flow) for the Company’s proved developed and proved undeveloped oil and gas reserves at the end of each of the three years ended December 31, 2010, are summarized as follows (figures rounded):

	Proved Developed		Proved Undeveloped		Total
As of 12-31	Future Net Revenue	Present Value 10 Of Future Net Revenue	Future Net Revenue	Present Value 10 Of Future Net Revenue	Future Net Revenue	Present Value 10 Of Future Net Revenue	Present Value 10 Of Future Income Taxes	Standardized Measure of Discounted Cash flow
2008	$206,400,000	132,654,000	1,502,000	1,515,000	207,902,000	134,169,000	17,635,000	116,534,000
2009	$178,272,000	110,613,000	44,792,000	10,388,000	223,064,000	121,001,000	18,260,000	102,742,000
2010	$282,004,000	168,095,000	100,934,000	26,696,000	382,938,000	194,791,000	48,307,000	146,484,000

The PV 10 Value represents the discounted future net cash flows attributable to the Company’s proved oil and gas reserves before income tax, discounted at 10%. Although this measure is not in accordance with generally accepted accounting principles (GAAP), the Company believes that the presentation of the PV 10 Value is relevant and useful to investors because it presents the discounted future net cash flow attributable to proved reserves prior to taking into account corporate future income taxes and the current tax structure. The Company uses this measure when assessing the potential return on investment related to oil and gas properties. The PV 10 of future income taxes represents the sole reconciling item between this non-GAAP PV 10 Value versus the GAAP measure presented in the standardized measure of discounted cash flow. A reconciliation of these values is presented in the last three columns of the table above. The standardized measure of discounted future net cash flows represents the present value of future cash flows attributable to proved oil and natural gas reserves after income tax, discounted at 10%.

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

In accordance with generally accepted accounting principles, product prices are determined using the twelve-month average oil and gas index prices, calculated as the unweighted arithmetic average for the first day of the month price for each month, adjusted for oilfield or gas gathering hub and wellhead price differentials (e.g. grade, transportation, gravity, sulfur, and basic sediment and water) as appropriate. Also in accordance with SEC specifications and generally accepted accounting principles, changes in market prices subsequent to December 31 are not considered.

The range of Henry Hub daily gas prices per MMBTU during the year 2010 was a low of $3.17 and a high of $7.38 and the average was $4.37. The range during the first quarter of 2011 has been from $3.76 to $4.73 with an average of $4.24. The recent futures market prices have traded above $4.23 per MMBTU.

The range of NYMEX oil prices per barrel during the year 2010 was a low of $68.01 and a high of $91.51 and the average was $79.60. The range during the first quarter of 2011 has been from $84.32 to $106.72, with an average of $94.62. The recent futures market prices have fluctuated around $107.00.

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

Since January 1, 2011, the Company has not filed any estimates of its oil and gas reserves with, nor were any such estimates included in any reports to, any federal authority or agency, other than the Securities and Exchange Commission, except Form EIA-23, Annual Survey of Domestic Oil and Gas Reserves, filed with The Energy Information Administration of the U.S. Department of Energy.

District Information

The following table presents certain reserve, production and well information as of December 31, 2010.

	Appalachian	Gulf Coast	Mid- Continent	West Texas	Offshore	Other	Total
Proved Reserves at Year End (Mmcfe)
Developed	7,624	6,275	15,549	40,041	2,512	1,343	73,344
Undeveloped	—	—	—	26,962	352	—	27,314

Total	7,624	6,275	15,549	67,003	2,864	1,343	100,658
Average Daily Production (Mmcfe per day)	2.4	3.5	5.8	11.2	3.1	.5	26.5
Gross Wells	715	371	768	473	16	141	2,484
Net Wells	375	136	253	150	7	19	940
Gross Operated Wells	498	289	411	326	14	61	1,599

District Information

Appalachian Region

Our Appalachian activities are concentrated primarily in West Virginia. In this region, our assets include a large acreage position and a high concentration of wells. At December 31, 2010, we had 715 wells (375 net), of which 498 wells are operated by us. There are multiple producing intervals that include the Big Lime, Injun, Blue Monday, Weir, Berea, Gordon and Devonian Shale formations at depths primarily ranging from 1,600 to 5,600 feet. Average net daily production in 2010 was 2.4 Mmcfe. While natural gas production volumes from Appalachian reservoirs are relatively low on a per-well basis compared to other areas of the United States, the productive life of Appalachian reserves is relatively long. At December 31, 2010, we had 7.6 Bcfe of proved reserves (substantially all natural gas) in the Appalachian region, constituting 8% of our total proved reserves. This region is managed from our office in Charleston, West Virginia. As of March 31, 2011 the Appalachian region has no wells in the process of being drilled, no waterfloods in the process of being installed and no other related activities of material importance.

Gulf Coast Region

Our development, exploitation, exploration and production activities in the Gulf Coast region are primarily concentrated in Louisiana, southeast Texas and south Texas. This region is managed from our office in Houston. Principal producing intervals are in the Marg Tex, Wilcox, Pettit, Glenrose, Woodbine, San Miguel, Olmos, and Yegua formations at depths ranging from 3,000 to 12,500 feet. We had 371 wells (136 net) in the Gulf Coast region as of December 31, 2010, of which 289 wells are operated by us. Average daily production in 2010 was 3.5 Mmcfe. At December 31, 2010, we had 6.3 Bcfe of proved reserves (69% natural gas) in the Gulf Coast region, which represented 6% of our total proved reserves. As of March 31, 2011 the Gulf Coast region has no wells in the process of being drilled, no waterfloods in the process of being installed and no other related activities of material importance.

Mid-Continent Region

Our Mid-Continent activities are concentrated in central Oklahoma. As of December 31, 2010, we had 768 wells (253 net) in the Mid-Continent area, of which 411 wells are operated by us. Principal producing intervals in the Mid-Continent are in the Roberson, Avant, Skinner, Sycamore, Bromide, McLish, Hunton, Mississippian, Oswego, Red Fork, and Chester formations at depths ranging from 1,100 to 10,500 feet. Average net daily production in 2010 was 5.8 Mmcfe. At December 31, 2010, we had 15.5 Bcfe of proved reserves (61% natural gas) in the Mid-Continent area, or 15% of our total proved reserves. This region is managed from our office in Oklahoma City. As of March 31, 2011 the Mid-Continent region has no wells in the process of being drilled, no waterfloods in the process of being installed and no other related activities of material importance.

West Texas Region

Our West Texas activities are concentrated in the Permian Basin in Texas and New Mexico. As of December 31, 2010, we had 473 wells (150 net) in the West Texas area, of which 326 wells are operated by us. Principal producing intervals in the West Texas are in the Spraberry, Wolfcamp and San Andres formations at depths ranging from 5,500 to 12,500 feet. Average net daily production in 2010 was 11.2 Mmcfe. At December 31, 2010, we had 40 Bcfe of proved reserves (42% natural gas) in the West Texas area, or 67% of our total proved reserves. This region is managed from our office in Midland, Texas. As of March 31, 2011 the West Texas region has 1 well in the process of being drilled and 16 awaiting completion, no waterfloods in the process of being installed and no other related activities of material importance.

Offshore Gulf of Mexico

Our development, exploitation, exploration and production activities in the Offshore Gulf of Mexico are primarily concentrated in the Western Gulf area in shallow water. This region is managed from our office in Houston. Principal producing intervals are in the Pleistocene to Miocene formations at depths ranging from 750 to 12,500 feet. We had 16 wells (7 net) in the Offshore Gulf of Mexico region as of December 31, 2010, of which 14 wells are operated by us. Average daily production in 2010 was 3.1 Mmcfe. At December 31, 2010, we had 2.5 Bcfe of proved reserves (substantially all natural gas) in the Offshore Gulf of Mexico region, which represented 3% of our total proved reserves. As of March 31, 2011 the Offshore Gulf of Mexico region has no wells in the process of being drilled, no waterfloods in the process of being installed and no other related activities of material importance.

Acreage subject to expiration in the next three years

	2011		2012		2013
State	Gross	Net	Gross	Net	Gross	Net
GULF OF MEXICO	11,520	9,600	—	—	—	—
OKLAHOMA	—	—	—	—	—	—
TEXAS	—	—	—	—	—	—
NEW MEXICO	—	—	—	—	—	—
WEST VIRGINIA	—	—	—	—	—	—
COLORADO	—	—	—	—	—	—

TOTAL	11,520	9,600	—	—	—	—

Item 3.	LEGAL PROCEEDINGS.

Not applicable

Item 4.	RESERVED.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s Common Stock is traded in the NASDAQ Stock Market, trading symbol “PNRG”. The high and low bid quotations for each quarterly period during the two years ended December 31, 2010, were as follows:

2010	High	Low	2009	High	Low
First Quarter	$37.12	$24.22	First Quarter	$55.97	$24.46
Second Quarter	$29.00	$15.98	Second Quarter	$53.22	$32.69
Third Quarter	$23.40	$17.71	Third Quarter	$36.74	$23.58
Fourth Quarter	$22.14	$17.68	Fourth Quarter	$38.74	$27.02

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

The number of record holders of the Company’s Common Stock as of March 31, 2011, was 656.

No dividends have been declared or paid during the past two years on the Company’s Common Stock. Provisions of the Company’s line of credit agreement restrict the Company’s ability to pay dividends. Such dividends may be declared out of funds legally available therefore, when and as declared by the Company’s Board of Directors.

Issuer Purchases of Equity Securities

In December 1993, the Company announced that the Board of Directors authorized a stock repurchase program whereby the Company may purchase outstanding shares of the Common Stock from time-to-time, in open market transactions or negotiated sales. The Board of Directors of the Company approved an additional 300,000 shares of the Company’s stock to be included in the stock repurchase program effective May 20, 2010. A total of 3,000,000 shares have been authorized, to date, under this program. Through December 31, 2010, a total of 2,744,403 shares has been repurchased under this program for $37,553,268 at an average price of $13.68 per share. Additional purchases of shares may occur as market conditions warrant. The Company expects future purchases will be funded with internally generated cash flow or from working capital.

2010 Month	Number of Shares	Average Price Paid per share	Maximum Number of Shares that May Yet Be Purchased Under The Program at Month-End
January	2,000	$35.00	183,641
February	2,000	26.89	181,641
March	1,700	26.40	179,941
April	—	—	179,941
May	137,433	12.06	342,508
June	6,278	19.22	336,230
July	13,325	20.99	322,905
August	2,885	19.10	320,020
September	4,547	19.45	315,473
October	4,876	18.77	310,597
November	2,000	19.04	308,597
December	53,000	18.48	255,597

Total/Average/Remainder	230,044	$15.12

Item 6.	SELECTED FINANCIAL DATA

The Company is a smaller reporting company and no response is required pursuant to this Item.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the consolidated financial statements of the Company and notes thereto. The Company’s subsidiaries are listed in Note 1 to the consolidated financial statements.

Overview:

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

Liquidity And Capital Resources:

Cash provided by operating activities for the year ended December 31, 2010 was $62 million, compared to $34 million in the prior year. Additionally, under a joint development agreement, $5 million of the Company’s capital expenditures were carried by the joint venture partners.

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

The Company has in place both a stock repurchase program and a limited partnership interest repurchase program. Spending under these programs in 2010 was $3.8 million. The Company expects continue spending under these programs in 2011.

As of March 31, 2011, the Company maintains a credit facility totaling $250 million, with a borrowing base of $100 million. The bank reviews the borrowing base semi-annually and, at their discretion, may decrease or propose an increase to the borrowing base relative to a redetermined estimate of proved oil and gas reserves. Our oil and gas properties are pledged as collateral for the line of credit and we are subject to certain financial covenants defined in the agreement. If we do not comply with these covenants on a continuing basis, the lenders have the right to refuse to advance additional funds under the facility and/or declare all principal and interest immediately due and payable.

During the second quarter of 2008, the Company’s offshore subsidiary arranged a subordinated credit facility with a private lender controlled by a director of the Company. The facility provides availability of $50 million and is secured by properties released by the bank and pledged under this agreement. As of March 31, 2011, the advances under this credit facility are $16 million due November 2014.

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

Results of Operations:

2010 as compared to 2009

The Company had net income of $2,753,000 in 2010 as compared to a net loss of $23,679,000 in 2009. The significant components of net income are discussed below.

Oil and gas sales were $85,263,000 in 2010 as compared to $69,343,000 in 2009. A chart summarizing oil and gas production and revenue is presented below.

	2010	2009	Increase (Decrease)
Barrels of Oil Produced	627,000	640,000	(13,000)
Average Price Received (rounded, including the impact of derivatives)	$75.11	$59.16	$15.95

Oil Revenue	$47,093,000	$37,860,000	$9,233,000

Mcf of Gas Produced	5,939,000	7,129,000	(1,190,000)
Average Price Received (rounded, including the impact of derivatives)	$6.43	$4.42	$2.01

Gas Revenue	$38,170,000	$31,483,000	$6,687,000

Total Oil & Gas Revenue	$85,263,000	$69,343,000	$15,920,000

Oil & gas prices received excluding the impact of derivatives were:

	2010	2009	Increase (Decrease)
Oil Price	$75.81	$56.80	$19.01
Gas Price	$5.75	$4.42	$1.33

The decrease in oil production reflects the natural decline of existing properties offset by properties added during 2010 from our West Texas drilling program. The decrease in gas production is primarily due to the natural decline of the offshore properties.

Lease operating expense for 2010 increased by $1,494,000 or 4.46% compared to 2009. The offshore properties natural decline in gas production resulted in decreased costs, primarily in the area of marketing and transportation and workover expense. The decrease in lease operating expense on our offshore properties was offset by across-the-board increases on our onshore properties. The onshore properties increase was primarily due to increased production taxes related to higher commodity prices coupled with costs from the additional wells drilled in our West Texas region.

General and administrative expense increased $1,606,000 in 2010 or 13.54% as compared to 2009 primarily due to increased personnel costs. The largest component of these personnel costs was salaries, however, engineering consultants, rent and employee related taxes and insurance also contributed to the increase.

Field service income for 2010 increased 36.05% to $22,621,000 in 2010 as compared to $16,627,000 in 2009. The most significant factor contributing to this increase was additional gas transportation revenue of approximately $4.9 million from our offshore properties recorded during the fourth quarter of 2010. In 2010 it was determined that we could recover a portion of the cost of our pipelines and we filed for and received payment on current as well as past recoveries. There are no expenses associated with this increase in gas transportation revenue. Water transport income contributed approximately $600 thousand towards the increase as a result of adding additional transport trucks and placing a new salt water disposal well into service in our south Texas area. Service rig income was the final contributor with a net increase of approximately $500 thousand. Service rig income in our west Texas area increased but was offset by a decrease in our south Texas area primarily as a result of the transfer of a rig from south Texas to west Texas.

Depreciation, depletion, amortization and accretion on discounted liabilities expense decreased to $45,688,000 in 2010 from $55,741,000 in 2009 or 18.04%. This decrease is primarily related to the decrease in offshore production during 2010.

Interest expense decreased 9.81% to $6,650,000 in 2010 from $7,373,000 in 2009. This decrease is due to lower outstanding debt balances during the year offset by slightly higher average interest rates. The average interest rates paid on outstanding bank borrowings subject to interest during 2010 and 2009 were 6.09% and 5.59% respectively. As of December 31, 2010 and 2009, the total outstanding borrowings were $93,100,000 and $113,995,000, respectively.

A provision for income taxes of $1,002,000 was recorded for 2010 while a benefit from income taxes of $12,305,000 was recorded for 2009. The provision for income taxes varies from the federal statutory tax rate primarily due to percentage depletion. The Company is entitled to percentage depletion on certain of its wells, which is calculated without reference to the basis of the property. To the extent that such depletion exceeds a property’s basis it creates a permanent difference, which lowers the Company’s effective rate.

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

Members of our management, including our chief executive officer and chief financial officer, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of December 31, 2010, the end of the period covered by this report. Based upon that evaluation, these officers concluded that our disclosure controls and procedures were effective as of December 31, 2010.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2010.

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

There have been no changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	OTHER INFORMATION.

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information relating to the Company’s Directors, nominees for Directors and executive officers is included in the Company’s definitive proxy statement relating the Company’s Annual Meeting of Stockholders to be held in May, 2011 which will be filed with the U.S. Securities and Exchange Commission within 120 days of December 31, 2010, and which is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION.

Information relating to executive compensation is included in the Company’s definitive proxy statement relating to the Company’s Annual Meeting of Stockholders to be held in May, 2011, which will be filed with the U. S. Securities and Exchange Commission within 120 days of December 31, 2010, and which is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information relating to security ownership of certain beneficial owners and management is included in the Company’s definitive proxy statement relating to the Company’s Annual Meeting of Stockholders to be held in May, 2011, which will be filed with the U. S. Securities and Exchange Commission within 120 days of December 31, 2010, and which is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information relating to certain transactions by Directors and executive officers of the Company is included in the Company’s definitive proxy statement relating to the Company’s Annual Meeting of Stockholders to be held in May, 2011, which will be filed with the U. S. Securities and Exchange Commission within 120 days of December 31, 2010, and which is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information relating to principal accountant fees and services is included in the Company’s definitive proxy statement relating to the Company’s Annual Meeting of Stockholders to be held in May, 2011, which will be filed with the U. S. Securities and Exchange Commission within 120 days of December 31, 2010, and which is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this Report:

1.	Financial statements (Index to Consolidated Financial Statements at page F-1 of this Report)

2.	Financial Statement Schedules (Index to Consolidated Financial Statements—Supplementary Information at page F-1 of this Report)

3.	Exhibits:

Exhibit No.
3.1	Restated Certificate of Incorporation of PrimeEnergy Corporation (effective July 1, 2009) (Incorporated by reference to Exhibit 3.1 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2009)

3.2	Bylaws of PrimeEnergy Corporation (Incorporated by reference to Exhibit 3.2 of PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2010)

10.3.1	Adoption Agreement #003 dated 4/23/2002, MassMutual Life Insurance Company Flexinvest Prototype Non-Standardized 401(k) Profit-Sharing Plan; EGTRRA Amendment to the PrimeEnergy employees 401(k) Savings Plan; MassMutual Retirement Services Flexinvest Defined Contribution Prototype Plan; Protected Benefit Addendum; Addendum to the Administrative Services Agreement Loan Agreement; Addendum to Administrative Services Agreement GUST Restatement Provisions; General Trust Agreement (Incorporated by reference to Exhibit 10.3.1 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2002) (1).

10.3.2	First Amendment to the PrimeEnergy Corporation Employees 401(k) Savings Plan (Incorporated by reference to Exhibit 10.3.2 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006) (1)

10.4	Amended and Restated Agreement of Limited Partnership, FWOE Partners L.P., dated as of August 22, 2005 (Incorporated by reference to Exhibit 10.3 of PrimeEnergy Corporation Form 8-K for events of August 22, 2005)

10.4.1	Contribution Agreement between F-W Oil Exploration L.L.C. and FWOE Partners L.P. dated as of August 22, 2005 (Incorporated by reference to exhibit 10.4 of PrimeEnergy Corporation Form 8-K for events of August 22, 2005)

10.18	Composite copy of Non-Statutory Option Agreements (Incorporated by reference to Exhibit 10.18 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2004) (1)

10.22.5.9	Second Amended and Restated Credit Agreement dated July 30, 2010, by and among PrimeEnergy Corporation, the Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, and EOWS Midland Company), Compass Bank (successor in interest to Guaranty Bank, FSB) As Administrative Agent and Letter of Credit Issuer, BBVA Compass, As Sole Lead Arranger and Sole Bookrunner and The Lenders Signatory Hereto (BNP Paribas, JPMorgan Chase Bank, N.A. and Amegy Bank National Association) (Incorporated by reference to Exhibit 10.22.5.9 of PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2010)

10.22.5.10	Security Agreement (Pledge) effective July 30, 2010 by PrimeEnergy Corporation, in favor of Compass Bank (Incorporated by reference to Exhibit 10.22.5.10 of PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2010)

10.22.5.11	Guaranty effective July 30, 2010, by PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, and EOWS Midland Company, in favor of Compass Bank (Incorporated by reference to Exhibit 10.22.5.11 of PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2010)

10.23.2	Amended and Restated Security Agreement between PrimeEnergy Corporation, PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, EOWS Midland Company, (debtor) and Guaranty Bank, FSB as Agent (secured party) December 28, 2006 (Incorporated by reference to Exhibit 10.23.2 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.23.3	Amended and Restated Security Agreement (Membership Pledge) by PrimeEnergy Corporation in favor of Guaranty Bank, FSB as Agent December 28, 2006 (Incorporated by reference to Exhibit 10.23.3 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.23.4	Amended and Restated Security Agreement between PrimeEnergy Corporation, PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, EOWS Midland Company, (debtor) and Guaranty Bank, FSB as Agent (secured party) December 28, 2006 (Incorporated by reference to Exhibit 10.23.4 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.23.5	Amended and Restated Security Agreement between Eastern Oil Well Service Company, EOWS Midland Company, (debtor) and Guaranty Bank, FSB as Agent (secured party) December 28, 2006 (Incorporated by reference to Exhibit 10.23.5 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.23.6	Security Agreement between Eastern Oil Well Service Company, EOWS Midland Company, (debtor) and Guaranty Bank, FSB as Agent (secured party) December 28, 2006 (Incorporated by reference to Exhibit 10.23.6 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.23.7	Amended and Restated Security Agreement between Southwest Oilfield Construction Company, (debtor) and Guaranty Bank, FSB as Agent (secured party) December 28, 2006 (Incorporated by reference to Exhibit 10.23.7 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.23.8	Amended and Restated Security Agreement effective between EOWS Midland Company, (debtor) and Guaranty Bank, FSB as Agent (secured party) December 28, 2006 (Incorporated by reference to Exhibit 10.23.8 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.23.9	Ratification of and Amendment to Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production, dated effective February 24, 2010, by and between PrimeEnergy Corporation and PrimeEnergy Management Corporation and Compass Bank (successor in interest to Guaranty Bank, FSB) (Incorporated by reference to Exhibit 10.23.9 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2009)

10.25	Credit Agreement dated as of June 1, 2006 (but effective for all purposes as of August 22, 2005), between Prime Offshore L.L.C. as Borrower and PrimeEnergy Corporation as Lender (Incorporated by reference to Exhibit 10.25 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.27.3	Subordinated Promissory Note dated effective March 31, 2008 in the face principal amount of up to $50,000,000 executed by Prime Offshore L.L.C. and payable to Artic Management Corporation. (Incorporated by reference to Exhibit 10.27.3 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2008)

10.27.3.1	Loan Modification effective 30th day of June, 2009 by and between Artic Management Corporation, Prime Offshore L.L.C. and PrimeEnergy Corporation. (Incorporated by reference to Exhibit 10.27.3.1 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2009)

10.27.3.2	Amended and Restated Loan Modification dated July 21, 2010, effective June 30, 2009, by and among Artic Management Corporation, Prime Offshore L.L.C and PrimeEnergy Corporation (Incorporated by reference to Exhibit 10.27.3.2 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2010)

10.27.3.3	Loan Modification dated January 10, 2011, effective January 3, 2010, by and among Artic Management Corporation, Prime Offshore L.L.C. and PrimeEnergy Corporation. (filed herewith)

10.27.4	Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production Dated effective as of March 31, 2008 from Prime Offshore L.L.C. to Mathias Eckenstein TTEE for Artic Management Corporation (first lien). (Incorporated by reference to Exhibit 10.27.4 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2008)

10.27.5	Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production Dated effective as of March 31, 2008 from Prime Offshore L.L.C. to Mathias Eckenstein TTEE for Artic Management Corporation (second lien). (Incorporated by reference to Exhibit 10.27.5 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2008)

10.27.6	Pledge Agreement dated as effective March 31, 2008 between Prime Offshore L.L.C. and Artic Management Corporation (General Partner Interest in FWOE Partners L.P.) (Incorporated by reference to Exhibit 10.27.6 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2008)

10.29	Put Right Agreement effective as of June 29, 2006, by and among PrimeEnergy Corporation and Prime Offshore L.L.C. (Incorporated by reference to Exhibit 10.29 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

14	PrimeEnergy Corporation Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

21	Subsidiaries (filed herewith)

23	Consent of Ryder Scott & Company L.P. (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Summary Reserve Report dated March 28, 2011, of Ryder Scott Company, L.P. (filed herewith).

(1)	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of April, 2011.

PrimeEnergy Corporation

By:	/S/ CHARLES E. DRIMAL, JR.
Charles E. Drimal, Jr.
Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 7th day of April, 2011.

/S/ CHARLES E. DRIMAL, JR. Charles E. Drimal, Jr.	Chairman, Chief Executive Officer and President; The Principal Executive Officer

/S/ BEVERLY A. CUMMINGS Beverly A. Cummings	Director, Executive Vice President and Treasurer; The Principal Financial Officer

/S/ LYNNE PIZOR Lynne Pizor	Controller; The Principal Accounting Officer

/S/ MATTHIAS ECKENSTEIN	Director	/S/ CLINT HURT	Director
Matthias Eckenstein		Clint Hurt

/S/ H. GIFFORD FONG	Director	/S/ JAN K. SMEETS	Director
H. Gifford Fong		Jan K. Smeets

/S/ THOMAS S.T. GIMBEL	Director
Thomas S.T. Gimbel

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements
Consolidated Balance Sheet—December 31, 2010 and 2009	F-3
Consolidated Statement of Operations—for the years ended December 31, 2010 and 2009	F-4
Consolidated Statement of Stockholders’ Equity—for the years ended December 31, 2010 and 2009	F-5
Consolidated Statement of Comprehensive Income—for the years ended December 31, 2010 and 2009	F-6
Consolidated Statement of Cash Flows—for the years ended December 31, 2010 and 2009	F-7
Notes to Consolidated Financial Statements	F-8

Supplementary Information:
Capitalized Costs Relating to Oil and Gas Producing Activities, years ended December 31, 2010 and 2009	F-22
Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities, years ended December 31, 2010 and 2009	F-22
Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves, years ended December 31, 2010 and 2009	F-22
Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves, years ended December 31, 2010 and 2009	F-23
Reserve Quantity Information, years ended December 31, 2010 and 2009	F-24
Results of Operations from Oil and Gas Producing Activities, years ended December 31, 2010 and 2009	F-24
Notes to Supplementary Information	F-25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PrimeEnergy Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheet of PrimeEnergy Corporation and Subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, comprehensive income, and cash flows for each of the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PrimeEnergy Corporation and Subsidiaries as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Pustorino, Puglisi & Co

PUSTORINO, PUGLISI & CO., LLP

New York, New York

April 7, 2011

PRIMEENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET, December 31, 2010 and 2009

	2010	2009
ASSETS:
Current assets:
Cash and cash equivalents	$32,792,000	$11,779,000
Restricted cash and cash equivalents	6,131,000	5,497,000
Accounts receivable, net	12,748,000	13,876,000
Due from related parties	140,000	30,000
Prepaid expenses	1,609,000	1,100,000
Derivative contracts	3,038,000	657,000
Inventory at cost	700,000	1,871,000
Deferred income taxes	595,000	838,000

Total current assets	57,753,000	35,648,000

Property and equipment, at cost:
Proved oil and gas properties at cost	453,145,000	441,035,000
Unproved oil and gas properties at cost	698,000	1,322,000
Less: Accumulated depletion and depreciation	310,809,000	268,514,000

	143,034,000	173,843,000

Field and office equipment	19,499,000	19,462,000
Less: Accumulated depreciation	12,705,000	12,199,000

	6,794,000	7,263,000

Total net property and equipment	149,828,000	181,106,000

Other assets	579,000	764,000

Total assets	$208,160,000	$217,518,000

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Current bank debt	$—	$7,000,000
Accounts payable	34,376,000	21,291,000
Current portion of asset retirement and other long-term obligations	2,206,000	3,374,000
Derivative liability short term	3,048,000	2,288,000
Accrued liabilities	7,676,000	5,985,000
Due to related parties	350,000	450,000

Total current liabilities	47,656,000	40,388,000
Long-term bank debt	73,100,000	86,955,000
Indebtedness to related parties	20,000,000	20,000,000
Asset retirement obligations	15,285,000	16,862,000
Derivative liability long term	2,587,000	2,892,000
Deferred income taxes	16,445,000	16,635,000

Total liabilities	175,073,000	183,732,000

Stockholders’ equity—PrimeEnergy:
Common stock, $.10 par value; 2010 and 2009: Authorized: 4,000,000 shares, issued: 3,836,397 shares; outstanding 2010: 2,802,053 shares; outstanding 2009: 3,032,097 shares	383,000	383,000
Paid in capital	5,955,000	5,465,000
Retained earnings	46,478,000	43,725,000
Accumulated other comprehensive loss	—	(214,000)

	52,816,000	49,359,000
Treasury stock, at cost; 2010: 1,034,344 shares; 2009: 804,300 shares	(28,896,000)	(25,417,000)

Total stockholders’ equity—PrimeEnergy	23,920,000	23,942,000
Non-controlling interest	9,167,000	9,844,000

Total stockholders’ equity	33,087,000	33,786,000

Total liabilities and stockholders’ equity	$208,160,000	$217,518,000

See accompanying notes to the consolidated financial statements.

PRIMEENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

for the years ended December 31, 2010 and 2009

	2010	2009
Revenue:
Oil and gas sales	$85,263,000	$69,343,000
Field service income	22,621,000	16,627,000
Administrative overhead fees	8,707,000	7,972,000
Gain (loss) on derivative instruments	1,373,000	(3,966,000)
Other income	205,000	16,000

Total revenue	118,169,000	89,992,000

Costs and expenses:
Lease operating expense	34,984,000	33,490,000
Field service expense	14,315,000	14,614,000
Depreciation, depletion, amortization and accretion on discounted liabilities	45,688,000	55,741,000
Loss on settlement of asset retirement obligation	37,000	2,038,000
General and administrative expense	13,464,000	11,858,000
Exploration costs	91,000	136,000

Total costs and expenses	108,579,000	117,877,000

Gain on sale and exchange of assets	1,725,000	236,000

Income (loss) from operations	11,315,000	(27,649,000)

Other income and expenses:
Less: Interest expense	6,650,000	7,373,000
Add: Interest income	621,000	52,000

Income (loss) before provision for (benefit from) income taxes	5,286,000	(34,970,000)
Provision for (benefit from) income taxes	1,002,000	(12,305,000)

Net income (loss)	4,284,000	(22,665,000)

Less: Net income attributable to non-controlling interest	1,531,000	1,014,000

Net income (loss) attributable to PrimeEnergy	$2,753,000	$(23,679,000)

Basic income (loss) per common share	$.94	$(7.79)

Diluted income (loss) per common share	$.75	$(7.79)

The accompanying notes are an integral part of the consolidated financial statements.

PRIMEENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

for the years ended December 31, 2010 and 2009

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity— PrimeEnergy	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2009	7,694,970	$769,000	$11,024,000	$73,426,000	$1,009,000	$(36,940,000)	$49,288,000	$10,645,000	$59,933,000
Purchase 11,082 shares of common stock						(413,000)	(413,000)		(413,000)
Retire 3,858,573 shares of treasury stock	(3,858,573)	(386,000)	(5,528,000)	(6,022,000)		11,936,000	—		—
Net loss				(23,679,000)			(23,679,000)	1,014,000	(22,665,000)
Other comprehensive loss, net of taxes					(1,223,000)		(1,223,000)		(1,223,000)
Purchase of non-controlling interest			(31,000)				(31,000)	(120,000)	(151,000)
Distributions to non-controlling interest							—	(1,695,000)	(1,695,000)

Balance at December 31, 2009	3,836,397	$383,000	$5,465,000	$43,725,000	$(214,000)	$(25,417,000)	$23,942,000	$9,844,000	$33,786,000
Purchase 230,044 shares of common stock						(3,479,000)	(3,479,000)		(3,479,000)
Net income				2,753,000			2,753,000	1,531,000	4,284,000
Other comprehensive income, net of taxes					214,000		214,000		214,000
Purchase of non-controlling interest			490,000				490,000	(840,000)	(350,000)
Distributions to non-controlling interest							—	(1,368,000)	(1,368,000)

Balance at December 31, 2010	3,836,937	$383,000	$5,955,000	$46,478,000	$—	$(28,896,000)	$23,920,000	$9,167,000	$33,087,000

The accompanying notes are an integral part of the consolidated financial statements.

PRIMEENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2010	2009
Net income (loss)	$4,284,000	$(22,665,000)

Other comprehensive income (loss), net of taxes:
Reclassification adjustment for settled contracts, net of taxes of $125,000 and $230,000, respectively	222,000	408,000
Changes in fair value of hedge positions, net of taxes of $5,000 and $917,000, respectively	(8,000)	(1,631,000)

Total other comprehensive income (loss)	214,000	(1,223,000)

Comprehensive income (loss)	4,498,000	(23,888,000)

Less: Comprehensive income attributable to non-controlling interest	1,531,000	1,014,000

Comprehensive income (loss) attributable to PrimeEnergy	$2,967,000	$(24,902,000)

The accompanying notes are an integral part of the consolidated financial statements.

PRIMEENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

for the years ended December 31, 2010 and 2009

	2010	2009
Cash flows from operating activities:
Net income (loss)	$2,753,000	$(23,679,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-controlling interest in earnings of partnerships	1,531,000	1,014,000
Depreciation, depletion, amortization and accretion on discounted liabilities	45,688,000	55,741,000
Gain on sale of properties	(1,725,000)	(236,000)
Unrealized (gain) loss on derivative instruments	(1,373,000)	3,966,000
Provision for deferred income taxes	(68,000)	(11,972,000)
Loss on settlement of asset retirement obligations	37,000	2,038,000
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	1,128,000	6,847,000
(Increase) decrease in due from related parties	(110,000)	649,000
(Increase) decrease in inventories	1,171,000	2,660,000
(Increase) decrease in prepaid expenses and other assets	(199,000)	454,000
Increase (decrease) in accounts payable	12,450,000	(2,697,000)
Increase (decrease) in accrued liabilities	1,028,000	(943,000)
Increase (decrease) in due to related parties	(100,000)	218,000

Net cash provided by operating activities	62,211,000	34,060,000

Cash flows from investing activities
Capital expenditures, including exploration expense	(15,203,000)	(18,020,000)
Proceeds from sale of properties and equipment	1,909,000	236,000

Net cash used in investing activities	(13,294,000)	(17,784,000)

Cash flows from financing activities
Purchase of stock for treasury	(3,479,000)	(413,000)
Purchase of non-controlling interests	(350,000)	(152,000)
Increase in long-term bank debt and other long-term obligations	72,170,000	43,100,000
Repayment of long-term bank debt and other long-term obligations	(94,877,000)	(57,147,000)
Distribution to non-controlling interest	(1,368,000)	(1,693,000)

Net cash used in financing activities	(27,904,000)	(16,305,000)

Net (decrease) in cash and cash equivalents	21,013,000	(29,000)
Cash and cash equivalents at the beginning of the year	11,779,000	11,808,000

Cash and cash equivalents at the end of the year	$32,792,000	$11,779,000

Supplemental disclosures:
Income taxes paid during the year	$111,000	$463,000
Net income tax refunds received during the year	$2,268,000	$797,000
Interest paid during the year	$6,650,000	$7,373,000
Change in accrued expenses relating to property	$(664,000)	$3,215,000

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

Consolidation and Presentation:

The consolidated financial statements include the accounts of PrimeEnergy Corporation, its subsidiaries and the Partnerships, using the full consolidation method for those partnerships which are controlled by the Company. The proportionate consolidation method is used to account for those undivided interests in oil and gas properties owned by the Company as well as interests held in unincorporated legal entities, such as partnerships, engaged in oil and gas production, which are not controlled by the Company. For those entities which are proportionately consolidated the proportionate share of each entity’s assets, liabilities, revenue and expenses are included in the appropriate classifications in the consolidated financial statements. Reserve estimates associated with the proportionately consolidated oil and gas interests are calculated for each property at the Partnership level and depletion, depreciation and amortization (DD&A) rates are determined at the Partnership level. The Company reserve estimates are based on the ownership percentage of Partnership reserve reports. DD&A expense and evaluation of impairment may differ from the Partnership as the Company’s cost basis for the Partnership interests acquired may be different than the cost basis at the Partnership level for properties acquired by the Partnership. Inter-company balances and transactions are eliminated in preparing the consolidated financial statements. Subsequent events have been evaluated through the date that the consolidated financial statements were issued.

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

2. Acquisitions and Dispositions

Historically the Company has repurchased the interests of the partners and trust unit holders in certain of the Partnerships, which consist primarily of oil and gas interests. The Company purchased such interests in an amount totaling $350,000 in 2010 and $152,000 in 2009.

3. Additional Balance Sheet Information

Accounts receivable at December 31, 2010 and 2009 consisted of the following:

	December 31,
	2010	2009
Joint interest billing	$2,538,000	$2,411,000
Trade receivables	1,688,000	1,565,000
Oil and gas sales	8,139,000	7,774,000
Refundable prior years income taxes (note 9)	—	2,466,000
Other	724,000	83,000

	13,089,000	14,299,000
Less: Allowance for doubtful accounts	341,000	423,000

Total	$12,748,000	$13,876,000

Accounts payable at December 31, 2010 and 2009 consisted of the following:

	December 31,
	2010	2009
Trade	$3,421,000	$5,673,000
Royalty and other owners	10,395,000	9,920,000
Prepaid drilling deposits	12,871,000	189,000
Other	7,689,000	5,509,000

Total	$34,376,000	$21,291,000

Accrued liabilities at December 31, 2010 and 2009 consisted of the following:

	December 31,
	2010	2009
Compensation and related expenses	$2,010,000	$2,009,000
Property costs	3,282,000	2,137,000
Income tax	930,000	170,000
Other	1,454,000	1,669,000

	$7,676,000	$5,985,000

4. Property and Equipment

Capitalized interest is included as part of the cost of oil and gas properties. The capitalized rates are based upon the Company’s weighted-average cost of borrowings used to finance the expenditures. There was no interest capitalized during 2010 or 2009.

5. Long-Term Debt

Bank Debt:

Effective December 15, 2010, the Company obtained a consent from its lenders to allow the Company the ability to repurchase up to an additional $1 million of the capital stock from the effective date through January 31, 2011. This amount is in addition to the amounts available for repurchases of shares under the original provisions of a loan agreement dated July 30, 2010. As part of the consent the lender’s also agreed that as of the effective date the borrowing base is $100 million and the monthly reduction amount is $2 million with the first reduction of such borrowing base to begin on June 15, 2011.

A first amendment to the credit facility with an effective date of September 30, 2010 was ratified in November 2010. This amendment further defined the limitations on loans or advances and investments made in the Company’s limited partnerships.

The Company’s long-term debt associated with the offshore credit facility with its principal lender was closed, and a final payment of $3,500,000 was made on July 28, 2010.

Effective July 30, 2010 the Company entered into a second amended and restated credit agreement between Compass Bank as agent and a syndicated group of lenders. The Company is party to a revolving line of credit and letter of credit facility of up to $250 million. This facility has a maturity date of July 30, 2014. The borrowing base as of the closing date was $100 million. The determination of the borrowing base is made by the lenders taking into consideration the estimated value of PEC’s oil and gas properties in accordance with the lenders’ customary practices for oil and gas loans. This process involves reviewing PEC’s estimated proved reserves and their valuation. The borrowing base is re-determined semi-annually, and the available borrowing amount could be increased or decreased as a result of such redetermination. In addition, PEC and the lenders each have at their discretion the right to request the borrowing base be re-determined with a maximum of one such request each year. A revision to PEC’s reserves may prompt such a request on the part of the lenders, which could possibly result in a reduction in the borrowing base and availability under the credit facility. At any time if the sum of the outstanding borrowings and letter of credit exposures exceed the applicable portion of the borrowing base, PEC would be required to repay the excess amount within a prescribed period.

The credit facilities include terms and covenants that require the Company to maintain a minimum current ratio, total indebtedness to EBITDAX (earnings before depreciation, depletion, amortization, taxes, interest expense and exploration costs) ratio and interest coverage ratio, as defined, and restrictions are placed on the payment of dividends, the amount of treasury stock the Company may purchase, commodity hedge agreements, and loans and investments in its consolidated subsidiaries and limited partnerships. The credit facility is collateralized by the mortgaged properties and any other property, including interests of the Company’s limited partnerships, that was considered in determining the borrowing base in effect. The Company is required to mortgage, and grant a security interest in, consolidated proved oil and gas properties.

The borrowings made within the credit facility may be placed in a base rate loan or LIBO rate loan. The rates applied may be a combination of the agent defined base rate, a flat rate of 2% to 3%, federal fund rates, or LIBO rates and are adjusted by applicable margins, between 1.25% and 3.25%, tied to the Company’s borrowing base utilization.

As of December 31, 2010, the credit facility borrowing base was $100 million. The Company’s borrowing rates in the credit facility at December 31, 2010 include a floor of 2% to 3% plus the current applicable margin utilization rates that range from 1.75% to 2.0%, depending on the type of active loan. The Company had in place two LIBO rate loans and one base rate loan at December 31, 2010 with effective rates of 4.75% to 5%.

At December 31, 2010, the outstanding balance of the Company’s bank debt was $73.1 million under the credit facility, with an additional availability of $26.90 million. The combined weighted average interest rates paid on outstanding bank borrowings subject to interest were 6.09% during 2010 as compared to 5.59% during 2009.

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

As of December 31, 2010 advances from this facility amounted to $20 million.

This loan was modified on January 10, 2011 with an effective date of January 3, 2011. The modifications included a payment from the borrower’s offshore subsidiary to the private lender of $4 million which was made on January 18, 2011 . The second modification entitles the private lender to additional consideration of Company stock based upon a percentage of the outstanding loan balance if by June 30th of each calendar year commencing with June 30, 2012 the loan has not been paid in full and the commitment of the private lender to make further advances to the borrower has been terminated.

6. Commitments

Operating Leases:

The Company has several non-cancelable operating leases, primarily for rental of office space, that have a term of more than one year. The future minimum lease payments for the operating leases are as follows.

Operating Leases
2011	$764,000
2012	555,000
2013	434,000
2014	16,000

Total minimum payments	$1,769,000

Rent expense for office space for the years ended December 31, 2010 and 2009 was $787,000 and $684,000, respectively.

Asset Retirement Obligation:

A reconciliation of the liability for plugging and abandonment costs for the years ended December 31, 2010 and 2009 is as follows:

	2010	2009
Asset retirement obligation—beginning of period	$19,366,000	$19,541,000
Liabilities incurred	271,000	—
Liabilities settled	(945,000)	(1,824,000)
Accretion expense	1,014,000	1,720,000
Revisions in estimated liabilities	(2,559,000)	(71,000)

Asset retirement obligation—end of period	$17,147,000	$19,366,000

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

The change in the 2010 estimate is primarily due to higher commodity prices used to calculate proved reserves at December 31, 2010, which had the effect of lengthening the economic life of certain wells and decreasing what would otherwise have been the present value of future retirement obligations. During the year 2009 the Company incurred a loss on settlement of asset retirement obligation in the amount of $2,038,000. This loss was the result of actual plugging costs on Prime Offshore properties exceeding the liability that had been originally estimated.

7. Contingent Liabilities

The Company, as managing general partner of the affiliated Partnerships, is responsible for all Partnership activities, including the drilling of development wells and the production and sale of oil and gas from productive wells. The Company also provides the administration, accounting and tax preparation work for the Partnerships, and is liable for all debts and liabilities of the affiliated Partnerships, to the extent that the assets of a given limited Partnership are not sufficient to satisfy its obligations. As of December 31, 2010, the affiliated Partnerships have established cash reserves in excess of their debts and liabilities and the Company believes these reserves will be sufficient to satisfy Partnership obligations.

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

8. Stock Options and Other Compensation

In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. At December 31, 2010 and 2009, options on 767,500 shares were outstanding and exercisable at prices ranging from $1.00 to $1.25. According to their terms, the options have no expiration date.

9. Income Taxes

The components of the provision (benefit) for income taxes for the years ended December 31, 2010 and 2009 are as follows:

	2010	2009
Current:
Federal	$849,000	$(3,484,000)
State	220,000	351,000

Total current	$1,069,000	$(3,133,000)

Deferred:
Federal	(191,000)	(9,016,000)
State	124,000	(156,000)

Total deferred	$(67,000)	$(9,172,000)

Total income tax provision (benefit)	$1,002,000	$(12,305,000)

The components of net deferred tax assets and liabilities are as follows:

	December 31, 2010	December 31, 2009
Current assets:
Accrued liabilities	$439,000	$414,000
Allowance for doubtful accounts	156,000	303,000
Derivative contracts	—	121,000

Total current deferred income tax assets	$595,000	$838,000

Non-current assets:
Alternative minimum tax credits	$5,393,000	$5,294,000
Net operating loss carry-forwards	438,000	3,698,000
Percentage depletion carry-forwards	2,538,000	1,101,000

Total non-current assets	$8,369,000	$10,093,000

Non-current liabilities:
Basis differences relating to partnerships	$503,000	$491,000
Proved oil and gas properties	24,311,000	26,237,000

Total non-current liabilities	$24,814,000	$26,728,000

Net non-current deferred income tax liabilities	$16,445,000	$16,635,000

The total provision for income taxes for the years ended December 31, 2010 and 2009 varies from the federal statutory tax rate as a result of the following:

	December 31, 2010	December 31, 2009
Expected tax expense (benefit)	$1,277,000	$(12,235,000)
State income tax, net of federal benefit	229,000	195,000
Percentage depletion	(504,000)	—
Other, net	—	(265,000)

Total provision	$1,002,000	$(12,305,000)

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

During 2010, the Company filed for a refund of federal income taxes paid in 2004 and 2005 based on a 2009 federal net operating loss and received refunds of $2,268,000. The 2009 return, as well as the carryback claim, is currently being audited by the Internal Revenue Service.

10. Segment Information and Major Customers

The Company operates in one industry—oil and gas exploration, development, operation and servicing. The Company’s oil and gas activities are entirely in the United States.

The Company sells its oil and gas production to a number of purchasers. Listed below are the percent of the Company’s total oil and gas sales made to each of the customers whose purchases represented more than 10% of the Company’s oil and gas sales in the year 2010.

Oil Purchasers:		Gas Purchasers:
Texon Distributing L.P.	19%	Unimark LLC	15%
Plains All American Inc.	62%	Cokinos Energy Corporation	16%
		Atlas Pipeline, WestTex, LLC	28%

Although there are no long-term oil and gas purchasing agreements with these purchasers, the Company believes that they will continue to purchase its oil and gas products and, if not, could be replaced by other purchasers.

11. Financial Instruments

Fair Value measurements:

Authoritative guidance on fair value measurements defines fair value, establishes a framework for measuring fair value and stipulates the related disclosure requirements. The Company follows a three-level hierarchy, prioritizing and defining the types of inputs used to measure fair value. The fair values of the Company’s interest rate swaps, natural gas and crude oil price collars and swaps are designated as Level 3. The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009:

	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2010
Assets
Commodity derivative contracts	—	—	$3,042,000	$3,042,000

Total assets	—	—	$3,042,000	$3,042,000

Liabilities
Commodity derivative contracts	—	—	$(5,635,000)	$(5,635,000)

Total liability	—	—	$(5,635,000)	$(5,635,000)

	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2009
Assets
Commodity derivative contracts	—	—	$879,000	$879,000

Total assets	—	—	$879,000	$879,000

Liabilities
Commodity derivative contracts	—	—	$(4,845,000)	$(4,845,000)
Interest rate derivative contracts	—	—	$(335,000)	$(335,000)

Total liability	—	—	$(5,180,000)	$(5,180,000)

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the years ended December 31, 2010 and 2009.

	Year Ended December 31,
	2010	2009
Net assets (liabilities) at beginning of period	$(4,301,000)	$1,578,000
Total realized and unrealized losses:
Included in earnings (a)	5,286,000	399,000
Included in other comprehensive loss	—	(2,312,000)
Purchases, sales, issuances and settlements	(3,578,000)	(3,966,000)

Net assets (liabilities) at end of period	$(2,593,000)	$(4,301,000)

(a)	Amounts reported in net income are classified as oil and gas sales for commodity derivative instruments reported as cash flow hedges prior to July 1, 2009 and as a reduction to interest expense for interest rate swap instruments. Derivative instruments for periods after July 1, 2009 are reported in oil and gas sales as realized gain/loss and on a separately reported line item captioned unrealized gain/loss on derivative instruments.

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

Interest rate swaps derivatives continue to be treated as cash-flow hedges and are used to fix or float interest rates on existing debt. There is no remaining value for the interest rate swaps at December 31, 2010, and settlement of the swaps is recorded within interest expense.

Effect of derivative instruments on the consolidated balance sheet:

		Fair Value
	Balance Sheet Location	December 31, 2010	December 31, 2009
Asset Derivatives:
Derivatives not designated as hedging instruments:
Natural gas commodity contracts	Current derivative contracts	3,038,000	657,000
Natural gas commodity contracts	Other assets	—	222,000
Crude oil commodity contracts	Other assets	4,000	—

Total		$3,042,000	$879,000

Liability Derivatives:
Derivatives designated as hedging instruments:
Interest rate swap derivatives	Derivative liability short term	$—	$(335,000)

Total		$—	$(335,000)

Derivatives not designated as hedging instruments:
Crude oil commodity contracts	Derivative liability short term	(3,048,000)	(1,953,000)
Crude oil commodity contracts	Derivative liability long term	(2,587,000)	(2,892,000)

Total		$(5,635,000)	$(4,845,000)

Total derivative instruments		$(2,593,000)	$(4,301,000)

Effect of derivative instruments on the consolidated statement of operations:

	Location of gain/loss reclassified from OCI into income	Amount of gain/loss reclassified from accumulated OCI into income
		2010	2009
Derivatives designated as cash-flow hedges
Interest rate swap derivatives	Interest expense	$(347,000)	$(881,000)
Crude oil commodity contracts	Oil and gas sales	—	1,519,000

		$(347,000)	$638,000

	Location of gain/loss recognized in income	Amount of gain/loss recognized in income
		2010	2009
Derivatives not designated as cash-flow hedge instruments
Natural gas commodity contracts	Gain (loss) on derivative instruments	$2,159,000	$879,000
Crude oil commodity contracts	Gain (loss) on derivative instruments	$(785,000)	$(4,845,000)
Natural gas commodity contracts	Oil and gas sales	4,020,000	—
Crude oil commodity contracts	Oil and gas sales	(442,000)	(14,000)

		$4,952,000	$(3,980,000)

12. Related Party Transactions

The Company, as managing general partner or managing trustee, makes an annual offer to repurchase the interests of the partners and trust unit holders in certain of the Partnerships or Trusts. The Company purchased such interests in an amount totaling $350,000 during 2010 and $152,000 during 2009.

Treasury stock purchases in any reported period may include shares from a related party. There were no related party treasury stock purchases during the years ended December 31, 2010 and 2009.

Receivables from related parties consist of reimbursable general and administrative costs, lease operating expenses and reimbursement for property development and related costs. These receivables are due from joint venture partners, which may include members of the Company’s Board of Directors.

Payables owed to related parties primarily represent receipts collected by the Company as agent for the joint venture partners, which may include members of the Company’s Board of Directors, for oil and gas sales net of expenses. Also included in due to related parties is the amount of accrued interest owed to the related party, a company controlled by a director of the Company, with whom the Company’s offshore subsidiary entered into a credit agreement. The agreement provides for a loan of $20 million at a rate of 10% per annum and is secured by a second lien position of all the assets of the offshore subsidiary. Included at each of December 31, 2010 and 2009 was $170,000 of accrued interest on the related party loan.

13. Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents include $6,131,000 and $5,497,000 at December 31, 2010 and 2009, respectively, of cash primarily pertaining to oil and gas revenue payments. There were corresponding accounts payable recorded at December 31, 2010 and 2009 for these liabilities. Both the restricted cash and the accounts payable are classified as current on the accompanying balance sheet.

14. Salary Deferral Plan

The Company maintains a salary deferral plan (the “Plan”) in accordance with Internal Revenue Code Section 401(k), as amended. The Plan provides for discretionary and matching contributions, the latter of which approximated $432,000 and $416,000 in 2010 and 2009, respectively.

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

	Year ended December 31, 2010
	Net Income	Number of Shares	Per share Amount
Basic	$2,753,000	2,929,275	$.94
Effect of dilutive securities:
Options	—	733,107

Diluted	$2,753,000	3,662,382	$.75

	Year ended December 31, 2009
	Net Income	Number of Shares	Per share Amount
Basic and diluted (a)	$(23,679,000)	3,038,313	$(7.79)

(a)	The dilutive effect of 767,500 outstanding stock purchase options is not considered for the year ended December 31, 2009, due to the loss incurred for such period.

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

PRIMEENERGY CORPORATION AND SUBSIDIARIES

SUPPLEMENTARY INFORMATION

PRIMEENERGY CORPORATION AND SUBSIDIARIES

CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES

Years Ended December 31, 2010 and 2009

(Unaudited)

	2010	2009
Developed oil and gas properties	$453,145,000	$441,035,000
Undeveloped oil and gas properties	698,000	1,322,000

	453,843,000	442,357,000
Accumulated depreciation, depletion and valuation allowance	310,809,000	268,514,000

Net capitalized costs	$143,034,000	$173,843,000

COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION,

EXPLORATION AND DEVELOPMENT ACTIVITIES

Years Ended December 31, 2010 and 2009

(Unaudited)

	2010	2009
Acquisition of Properties Developed	$—	$—
Undeveloped	$727,000	$—
Exploration Costs	$91,000	$136,000
Development Costs	$12,936,000	$17,474,000

STANDARDIZED MEASURE OF DISCOUNTED FUTURE

NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

Years Ended December 31, 2010 and 2009

(Unaudited)

	2010	2009
Future cash inflows	$907,142,000	$549,104,000
Future production and development costs	(524,204,000)	(326,040,000)
Future income tax expenses	(101,501,000)	(38,229,000)

Future net cash flows	281,437,000	184,835,000
10% annual discount for estimated timing of cash flow	(134,953,000)	(82,093,000)

Standardized measure of discounted future net cash flows	$146,484,000	$102,742,000

See accompanying notes to supplementary information.

PRIMEENERGY CORPORATION AND SUBSIDIARIES

STANDARDIZED MEASURE OF DISCOUNTED FUTURE

NET CASH FLOWS AND CHANGES THEREIN

RELATING TO PROVED OIL AND GAS RESERVES

Years Ended December 31, 2010 and 2009

(Unaudited)

The following are the principal sources of change in the standardized measure of discounted future net cash flows during 2010 and 2009:

For Year Ended December 31,	2010	2009
Sales of oil and gas produced, net of production costs	$(50,279,000)	$(35,853,000)
Net changes in prices and production costs	106,693,000	(71,402,000)
Extensions, discoveries and improved recovery	100,570,000	75,028,000
Revisions of previous quantity estimates	(7,270,000)	(32,725,000)
Reserves purchased, net of development costs	—	—
Net change in development costs	(82,113,00)	45,122,000
Reserves sold	(4,633,000)	—
Accretion of discount	10,274,000	11,653,000
Net change in income taxes	(30,047,000)	(6,940,000)
Changes in production rates (timing) and other	547,000	1,325,000

Net change	43,742,000	(13,792,000)
Standardized measure of discounted future net cash flow:
Beginning of year	102,742,000	116,534,000

End of year	$146,484,000	$102,742,000

See accompanying notes to supplementary information.

RESERVE QUANTITY INFORMATION

Years Ended December 31, 2010 and 2009

(Unaudited)

	2010		2009
	Oil (bbls.)	Gas (Mcf)	Oil (bbls.)	Gas (Mcf)
Proved developed and undeveloped reserves:
Beginning of year	6,087,000	45,413,000	5,317,000	55,338,000
Extensions, discoveries and improved recovery	4,053,000	16,658,000	2,136,000	10,198,000
Revisions of previous estimates	(911,000)	173,000	(726,000)	(12,994,000)
Purchases	—	—	—	—
Reserves sold	(717,000)	(2,959,000)	—	—
Production	(627,000)	(5,939,000)	(640,000)	(7,129,000)

End of year	7,885,000	53,346,000	6,087,000	45,413,000

Proved developed reserves	5,233,000	41,946,000	4,476,000	38,389,000

RESULTS OF OPERATIONS FROM OIL AND GAS PRODUCING ACTIVITIES

Years Ended December 31, 2010 and 2009

(Unaudited)

	2010	2009
Revenue:
Oil and gas sales	$85,263,000	$69,343,000

Costs and expenses:
Lease operating expense	34,984,000	33,490,000
Exploration costs	91,000	136,000
Depreciation and Depletion	40,218,000	48,782,000
Income tax expense (benefit)	1,900,000	(4,597,000)

	77,193,000	77,811,000

Results of operations from producing activities (excluding corporate overhead and interest costs)	$8,070,000	$(8,468,000)

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

5. Changes in Reserves

The 2010 and 2009 extensions and discoveries reflect the successful drilling activity in the Company’s West Texas area.