Form 10-Q
period 2011-03-31
PRIMEENERGY CORP
filed 2011-05-13
CIK 56868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

The number of shares outstanding of each class of the registrant’s Common Stock as of May 11, 2011 was: Common Stock, $0.10 par value, 2,554,073 shares.

PrimeEnergy Corporation

Index to Form 10-Q

March 31, 2011

i

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

PrimeEnergy Corporation

Consolidated Balance Sheet

March 31, 2011 and December 31, 2010

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)*
ASSETS:
Current assets:
Cash and cash equivalents	$21,600,000	$32,792,000
Restricted cash and cash equivalents	6,267,000	6,131,000
Accounts receivable, net	15,184,000	12,748,000
Due from related parties	240,000	140,000
Prepaid expenses	1,258,000	1,609,000
Derivative contracts	2,212,000	3,038,000
Inventory, at cost	994,000	700,000
Deferred income taxes	595,000	595,000

Total current assets	48,350,000	57,753,000

Property and equipment, at cost:
Oil and gas properties (successful efforts method), net	141,423,000	143,034,000
Field service equipment and other, net	6,650,000	6,794,000

Total net property and equipment	148,073,000	149,828,000

Other assets	573,000	579,000

Total assets	$196,996,000	$208,160,000

*	Derived from audited financial statements.

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Consolidated Balance Sheet

March 31, 2011 and December 31, 2010

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)*
LIABILITIES and STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$30,080,000	$34,376,000
Current portion of asset retirement and other long-term obligations	1,862,000	2,206,000
Derivative liability short term	6,076,000	3,048,000
Accrued liabilities	4,614,000	7,676,000
Due to related parties	1,042,000	350,000

Total current liabilities	43,674,000	47,656,000

Long-term bank debt	68,500,000	73,100,000
Indebtedness to related parties	16,000,000	20,000,000
Asset retirement obligations	15,509,000	15,285,000
Derivative liability long term	8,238,000	2,587,000
Deferred income taxes	15,050,000	16,445,000

Total liabilities	166,971,000	175,073,000

Stockholders’ equity—PrimeEnergy:
Common stock, $.10 par value; 2011 and 2010: Authorized: 4,000,000 shares, issued: 3,836,397 shares; outstanding 2011: 2,760,226 shares; outstanding 2010: 2,802,053 shares	383,000	383,000
Paid in capital	6,194,000	5,955,000
Retained earnings	44,096,000	46,478,000

	50,673,000	52,816,000
Treasury stock, at cost; 2011: 1,076,171 shares; 2010: 1,034,344 shares	(29,855,000)	(28,896,000)

Total stockholders’ equity—PrimeEnergy	20,818,000	23,920,000
Non-controlling interest	9,207,000	9,167,000

Total stockholders’ equity	30,025,000	33,087,000

Total liabilities and stockholders’ equity	$196,996,000	$208,160,000

*	Derived from audited financial statements

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Consolidated Statement of Operations

Three Months Ended March 31, 2011 and 2010

(Unaudited)

	2011	2010
Revenue:
Oil and gas sales	$21,445,000	$22,305,000
Field service income	4,605,000	4,035,000
Administrative overhead fees	2,217,000	2,048,000
Unrealized gain (loss) on derivative instruments	(9,509,000)	3,884,000
Other income	13,000	75,000

Total revenue	18,771,000	32,347,000

Costs and expenses:
Lease operating expense	7,906,000	8,869,000
Field service expense	3,905,000	3,268,000
Depreciation, depletion, amortization and accretion on discounted liabilities	6,036,000	9,638,000
General and administrative expense	3,037,000	3,032,000
Exploration costs	1,000	1,000

Total costs and expenses	20,885,000	24,808,000

Gain on sale and exchange of assets	222,000	34,000

Income (loss) from operations	(1,892,000)	7,573,000

Other income and expenses:
Less: Interest expense	1,211,000	1,993,000
Add: Interest income	81,000	11,000

Income (loss) before provision for (benefit from) income taxes	(3,022,000)	5,591,000
Provision for (benefit from) income taxes	(1,113,000)	1,709,000

Net income (loss)	(1,909,000)	3,882,000

Less: Net income attributable to non-controlling interest	473,000	442,000

Net income (loss) attributable to PrimeEnergy	$(2,382,000)	$3,440,000

Basic income (loss) per common share	$(0.86)	$1.14

Diluted income (loss) per common share	$(0.86)	$.91

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Consolidated Statement of Stockholders’ Equity

Three Months Ended March 31, 2011

(Unaudited)

			Additional Paid in Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity—PrimeEnergy	Non-Controlling Interest	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at January 1, 2011	3,836,397	$383,000	$5,955,000	$46,478,000	$(28,896,000)	$23,920,000	$9,167,000	$33,087,000
Purchase 41,287 shares of common stock					(959,000)	(959,000)		(959,000)
Net (income) loss				(2,382,000)		(2,382,000)	473,000	(1,909,000)
Purchase of non-controlling interest			239,000			239,000	(363,000)	(124,000)
Distributions to non-controlling interest							(70,000)	(70,000)

Balance at March 31, 2011	3,836,397	$383,000	$6,194,000	$44,096,000	$(29,855,000)	$20,818,000	$9,207,000	$30,025,000

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Consolidated Statement of Comprehensive Income

Three Months Ended March 31, 2011 and 2010

(Unaudited)

	2011	2010
Net income (loss)	$(1,909,000)	$3,882,000
Other comprehensive income, net of taxes:
Reclassification adjustment for settled contracts, net of taxes of $0 and $115,000, respectively	—	203,000
Changes in fair value of hedge positions, net of taxes of $0 and $28,000, respectively	—	(49,000)

Total other comprehensive income	—	154,000

Comprehensive income (loss)	(1,909,000)	4,036,000

Less: Comprehensive income attributable to non-controlling interest	473,000	442,000

Comprehensive income (loss) attributable to PrimeEnergy	$(2,382,000)	$3,594,000

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2011 and 2010

(Unaudited)

	2011	2010
Cash flows from operating activities:
Net income (loss)	$(2,382,000)	$3,440,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-controlling interest in earnings of partnerships	473,000	442,000
Depreciation, depletion, amortization and accretion on discounted liabilities	6,036,000	9,638,000
Gain on sale of properties	(222,000)	(34,000)
Unrealized gain (loss) on derivative instruments	9,509,000	(3,884,000)
Provision for deferred income taxes	(1,395,000)	1,706,000
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(2,436,000)	69,000
(Increase) decrease in due from related parties	(100,000)	(35,000)
(Increase) decrease in inventories	(294,000)	245,000
(Increase) decrease in prepaid expenses and other assets	353,000	170,000
Increase (decrease) in accounts payable	(4,432,000)	(1,786,000)
Increase (decrease) in accrued liabilities	(1,083,000)	677,000
Increase (decrease) in due to related parties	692,000	22,000

Net cash provided by operating activities	4,719,000	10,670,000

Cash flows from investing activities
Capital expenditures, including exploration expense	(5,873,000)	(3,468,000)
Proceeds from sale of properties and equipment	222,000	34,000

Net cash used in investing activities	(5,651,000)	(3,434,000)

Cash flows from financing activities
Purchase of stock for treasury	(959,000)	(169,000)
Purchase of non-controlling interests	(124,000)	(1,000)
Increase in long-term bank debt and other long-term obligations	19,000,000	15,422,000
Repayment of long-term bank debt and other long-term obligations	(24,107,000)	(23,262,000)
Repayment indebtness to related party	(4,000,000)	—
Distribution to non-controlling interest	(70,000)	(59,000)

Net cash used in financing activities	(10,260,000)	(8,069,000)

Net decrease in cash and cash equivalents	(11,192,000)	(833,000)
Cash and cash equivalents at the beginning of the period	32,792,000	11,779,000

Cash and cash equivalents at the end of the period	$21,600,000	$10,946,000

Supplemental disclosures:
Income taxes paid	$946,000	$2,000
Net income tax refunds received during the year	$4,000	$—
Interest paid	$1,211,000	$1,993,000
Change in accrued expenses relating to property	$1,979,000	$1,315,000

See accompanying notes to the consolidated financial statements.

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

March 31, 2011

(1) Interim Financial Statements:

The accompanying consolidated financial statements of PrimeEnergy Corporation (“PEC”), with the exception of the consolidated balance sheet at December 31, 2010, have not been audited by independent public accountants. In accordance with applicable SEC rules and regulations, the accompanying interim financial statements do not include all disclosures presented in annual financial statements and the reader should refer to the Company’s Form 10-K for the year ended December 31, 2010 filed April 7, 2011. In the opinion of management, the accompanying interim consolidated financial statements reflect all adjustments necessary to present fairly the financial position as of, and the results of operations and cash flows for, the periods presented. All such adjustments are of a normal recurring nature. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation. The results for interim periods are not necessarily indicative of annual results. For purposes of disclosure in the consolidated financial statements, subsequent events have been evaluated through the date the statements were issued.

Recently Adopted Accounting Standards

There are no new significant accounting standards applicable to the Company that have been issued but not yet adopted as of the quarter ended March 31, 2011.

(2) Acquisitions and Dispositions

Historically the Company has repurchased the interests of the partners and trust unit holders in certain of the Partnerships, which consist primarily of oil and gas interests. The Company purchased such interests in an amount totaling $124,000 and $1,000 for the three months ended March 31, 2011 and 2010, respectively.

(3) Restricted Cash and Cash Equivalents:

Restricted cash and cash equivalents include $6,267,000 and $6,131,000 at March 31, 2011 and December 31, 2010, respectively, of cash primarily pertaining to oil and gas revenue payments. There were corresponding accounts payable recorded at March 31, 2011 and December 31, 2010 for these liabilities. Both the restricted cash and the accounts payable are classified as current on the accompanying balance sheet.

(4) Additional Balance Sheet Information

Certain balance sheet amounts are comprised of the following:

	March 31, 2011	December 31, 2010
Accounts Receivable:
Joint interest billing	$4,972,000	$2,538,000
Trade receivables	1,445,000	1,688,000
Oil and gas sales	9,001,000	8,139,000
Other	160,000	724,000

	15,578,000	13,089,000
Less: Allowance for doubtful accounts	394,000	341,000

Total	$15,184,000	$12,748,000

Accounts Payable:
Trade	$3,530,000	$3,421,000
Royalty and other owners	10,156,000	10,395,000
Prepaid drilling deposits	9,239,000	12,871,000
Other	7,155,000	7,689,000

Total	$30,080,000	$34,376,000

	March 31, 2011	December 31, 2010
Accrued Liabilities:
Compensation and related expenses	$2,061,000	$2,010,000
Property costs	766,000	3,282,000
Income tax	225,000	930,000
Other	1,562,000	1,454,000

Total	$4,614,000	$7,676,000

(5) Property and Equipment:

Property and equipment at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011	December 31, 2010
Proved oil and gas properties, at cost	$456,748,000	$453,145,000
Unproved oil and gas properties, at cost	698,000	698,000
Less: Accumulated depletion and depreciation	316,023,000	310,809,000

	$141,423,000	$143,034,000

Field service equipment and other	19,406,000	19,499,000
Less: Accumulated depreciation	12,756,000	12,705,000

	$6,650,000	$6,794,000

Total net property and equipment	$148,073,000	$149,828,000

(6) Long-Term Debt:

Bank Debt:

Effective December 15, 2010, the Company obtained a consent from its lenders to allow the Company the ability to repurchase up to an additional $1 million of the capital stock from the effective date through January 31, 2011. This amount is in addition to the amounts available for repurchases of shares under the original provisions of a loan agreement dated July 30, 2010. As part of the consent the lenders’ also agreed that as of the effective date the borrowing base is $100 million and the monthly reduction amount is $2 million with the first reduction of such borrowing base to begin on June 15, 2011.

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

As of March 31, 2011, the credit facility borrowing base was $100 million. The Company’s borrowing rates in the credit facility at March 31, 2011 include a floor of 2% to 3% plus the current applicable margin utilization rates that range from 1.75% to 2.0%, depending on the type of active loan. The Company had in place two LIBO rate loans and one base rate loan at March 31, 2011 with effective rates of 4.75% to 5%.

At March 31, 2011, the outstanding balance of the Company’s bank debt was $68.5 million under the credit facility, with an additional availability of $31.5 million. The combined weighted average interest rates paid on outstanding bank borrowings subject to interest were 5.67% during the first quarter of 2011 as compared to 6.09% during the same period in 2010.

Indebtedness to related parties—non-current:

During the second quarter 2008, the Company’s offshore subsidiary entered into a subordinated credit facility with a private lender with an availability of $50 million. The private lender has specific collateral pledged under a separate credit agreement. The private lender is controlled by a Director of the Company. Effective June 30, 2009, the private lender agreed to release the pledged collateral under this credit facility in favor of the offshore credit facility in exchange for a second lien position on all of the assets of the offshore subsidiary and a pledge from PEC to pay the outstanding balance under the facility in full after PEC’s bank debt is paid off. PEC further agreed it will not secure debt in excess of $112 million under such credit facility without prior consent of the private lender. This facility was amended on July 21, 2010 and will mature on November 1, 2014. The facility termination will be accelerated if there is a change in control or management of PEC; borrowings bear interest at a rate of 10% per annum. The private lender is entitled to additional consideration of Company stock based upon a percentage of the outstanding balance if by the last day of each calendar year commencing with December 30, 2011 the loan is outstanding.

As of March 31, 2011 advances from this facility amounted to $16 million.

This loan was modified on January 10, 2011 with an effective date of January 3, 2011. The modifications included a payment from the borrower’s offshore subsidiary to the private lender of $4 million which was made on January 18, 2011. The second modification entitles the private lender to additional consideration of Company stock based upon a percentage of the outstanding loan balance if by June 30th of each calendar year commencing with June 30, 2012 the loan has not been paid in full and the commitment of the private lender to make further advances to the borrower has been terminated.

(7) Other Long-Term Obligations and Commitments:

Operating Leases:

The Company has several non-cancelable operating leases, primarily for rental of office space, that have a term of more than one year. The future minimum lease payments for the rest of the fiscal 2011 and thereafter for the operating leases are as follows:

Operating Leases
2011	593,000
2012	555,000
2013	434,000
2014	16,000

Total minimum payments	$1,598,000

Rent expense for office space for the three months ended March 31, 2011 and 2010 was $182,000 and $214,000, respectively.

Asset Retirement Obligation:

A reconciliation of the liability for plugging and abandonment costs for the three months ended March 31, 2011 is as follows:

Asset retirement obligation – January 1, 2011	$17,147,000
Liabilities incurred	40,000
Liabilities settled	(163,000)
Accretion expense	347,000

Asset retirement obligation – March 31, 2011	$17,371,000

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

(8) Contingent Liabilities:

The Company, as managing general partner of the affiliated Partnerships, is responsible for all Partnership activities, including the drilling of development wells and the production and sale of oil and gas from productive wells. The Company also provides the administration, accounting and tax preparation work for the Partnerships, and is liable for all debts and liabilities of the affiliated Partnerships, to the extent that the assets of a given limited Partnership are not sufficient to satisfy its obligations. As of March 31, 2011, the affiliated Partnerships have established cash reserves in excess of their debts and liabilities and the Company believes these reserves will be sufficient to satisfy Partnership obligations.

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

(9) Stock Options and Other Compensation:

In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. At March 31, 2011 and 2010, options on 767,500 shares were outstanding and exercisable at prices ranging from $1.00 to $1.25. According to their terms, the options have no expiration date.

(10) Related Party Transactions:

The Company, as managing general partner or managing trustee, makes an annual offer to repurchase the interests of the partners and trust unit holders in certain of the Partnerships or Trusts. The Company purchased such interests in an amount totaling $124,000 and $1,000 for the three months ended March 31, 2011 and 2010, respectively.

Receivables from related parties consist of reimbursable general and administrative costs, lease operating expenses and reimbursement for property development and related costs. These receivables are due from joint venture partners, which may include members of the Company’s Board of Directors.

Payables owed to related parties primarily represent receipts collected by the Company as agent for the joint venture partners, which may include members of the Company’s Board of Directors, for oil and gas sales net of expenses. Also included in due to related parties is the amount of accrued interest owed to a related party, a company controlled by a director of the Company, with whom the Company’s offshore subsidiary entered into a credit agreement. The agreement provides for a loan of $20, of which 16 million is outstanding as of March 31, 2011, at a rate of 10% per annum and is secured by a second lien position of all the assets of the offshore subsidiary. Included at March 31, 2011 and December 31, 2010 was $136,000 and $170,000, respectively, of accrued interest on the related party loan.

(11) Financial Instruments

Fair Value measurements:

Authoritative guidance on fair value measurements defines fair value, establishes a framework for measuring fair value and stipulates the related disclosure requirements. The Company follows a three-level hierarchy, prioritizing and defining the types of inputs used to measure fair value. The fair values of the Company’s interest rate swaps, natural gas and crude oil price collars and swaps are designated as Level 3. The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010:

	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2011
Assets
Commodity derivative contracts			$2,212,000	$2,212,000

Total assets			$2,212,000	$2,212,000

Liabilities
Commodity derivative contracts			$(14,314,000)	$(14,314,000)

Total liability			$(14,314,000)	$(14,314,000)

	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2010
Assets
Commodity derivative contracts			$3,042,000	$3,042,000

Total assets			$3,042,000	$3,042,000

Liabilities
Commodity derivative contracts			$(5,635,000)	$(5,635,000)

Total liability			$(5,635,000)	$(5,635,000)

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the three months ended March 31, 2011.

Net assets (liabilities)—January 1, 2011	$(2,593,000)
Total realized and unrealized gains or losses:
Included in earnings (a)	(9,187,000)
Included in other comprehensive income	—
Purchases, sales, issuances and settlements	(322,000)

Net assets (liabilities)—March 31, 2011	$(12,102,000)

(a)	Derivative instruments are reported in oil and gas sales as realized gain/loss and on a separately reported line item captioned unrealized gain/loss on derivative instruments.

Derivative instruments

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

Effect of derivative instruments on the consolidated balance sheet:

		Fair Value
	Balance Sheet Location	March 31, 2011	December 31, 2010
Asset Derivatives:
Derivatives not designated as hedging instruments:
Natural gas commodity contracts	Current derivative contracts	$2,212,000	$3,038,000
Crude oil commodity contracts	Other assets	—	4,000

Total		$2,212,000	$3,042,000

Liability Derivatives:
Derivatives not designated as hedging instruments:
Crude oil commodity contracts	Derivative liability short term	$(6,076,000)	$(3,048,000)
Natural gas commodity contracts	Derivative liability long term	(93,000)	—
		Fair Value
	Balance Sheet Location	March 31, 2011	December 31, 2010
Crude oil commodity contracts	Derivative liability long term	(8,145,000)	(2,587,000)

Total		$(14,314,000)	$(5,635,000)

Total derivative instruments		$(12,102,000)	$(2,593,000)

Effect of derivative instruments on the consolidated statement of operations for the three-month periods ended March 31, 2011 and 2010:

	Location of gain/loss reclassified from OCI into income	Amount of gain/loss reclassified from accumulated OCI into income
		2011	2010
Derivatives designated as cash-flow hedges
Interest rate swap derivatives	Interest expense	$—	$(318,000)

		$—	$(318,000)

	Location of gain/loss recognized in income	Amount of gain/loss recognized in income
		2011	2010
Derivatives not designated as cash-flow hedge instruments
Natural gas commodity contracts	Unrealized gain (loss) on derivative instruments	$(918,000)	$3,064,000
Crude oil commodity contracts	Unrealized gain (loss) on derivative instruments	(8,591,000)	821,000
Natural gas commodity contracts	Oil and gas sales	1,054,000	460,000
Crude oil commodity contracts	Oil and gas sales	(732,000)	(7,000)

		$(9,187,000)	$4,338,000

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

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	Net Loss	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Income	Weighted Average Number of Shares Outstanding	Per Share Amount
Basic	$(2,382,000)	2,779,348	$(0.86)	$3,440,000	3,028,993	$1.14
Effect of dilutive securities:
Options					739,725

Diluted	$(2,382,000)	2,779,348	$(0.86)	$3,440,000	3,768,718	$0.91

a)	The dilutive effect of 767,500 outstanding stock purchase options is not considered for the three months ended March 31, 2011, due to the loss incurred for the period.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RECENT ACTIVITIES

During the first quarter of 2011, the Company continued its drilling program in our West Texas district, drilling a total of 7 gross (4.5 net) wells, all of which were successful completions. The Company intends to drill approximately 40 wells this year in West Texas.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow provided by operations for the three month period ended March 31, 2011 was $4.7 million. Excluding the effects of significant unforeseen expenses or other income, our cash flow from operations fluctuates primarily because of variations in oil and gas production and prices or changes in working capital accounts. Our oil and gas production will vary based on actual well performance but may be curtailed due to factors beyond our control. Hurricanes in the Gulf of Mexico may shut down our production for the duration of the storm’s presence in the Gulf or damage production facilities so that we cannot produce from a particular property for an extended amount of time. In addition, downstream activities on major pipelines in the Gulf of Mexico can also cause us to shut-in production for various lengths of time.

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

The Company’s activities include development and exploratory drilling. The Company’s strategy is to develop a balanced portfolio of drilling prospects that includes lower risk wells with a high probability of success and higher risk wells with greater economic potential. The Company plans on drilling approximately 40 wells (20 net), mainly in the Permian Basin in West Texas.

The Company’s strategy in 2011 is to develop a balanced portfolio of drilling prospects that includes lower risk wells with a high probability of success and higher risk wells with greater economic potential.

The Company has in place both a stock repurchase program and a limited partnership interest repurchase program. Spending under these programs for the first quarter of 2010 was $170,000. The Company expects to continue spending under the programs in 2011. During the first quarter of 2011 the Company spent $1,083,000 under these programs.

As of May 12, 2011, the Company maintains a credit facility totaling $250 million, with a current borrowing base of $100 million. The bank reviews the borrowing base semi-annually and, at their discretion, may decrease or propose an increase to the borrowing base relative to a redetermined estimate of proved oil and gas reserves. Our oil and gas properties are pledged as collateral for the line of credit and we are subject to certain financial covenants defined in the agreement. We are currently in compliance with these financial covenants. If we do not comply with these covenants on a continuing basis, the lenders have the right to refuse to advance additional funds under the facility and/or declare all principal and interest immediately due and payable.

The Company’s offshore subsidiary maintains a subordinated credit facility with a private lender controlled by a Director of the Company. The facility provides availability of $50 million and is secured by properties released by the bank and pledged under this agreement. As of May 12, 2011, the advances under this credit facility are $16 million due November 2014.

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

RESULTS OF OPERATIONS

Revenues and net income during the three month periods ended March 31, 2011, as compared to the same period in 2010 reflect the increased oil and gas sales, presented below, offset by depreciation and depletion of oil and gas properties. The table summarizes production volumes and average sales prices realized (including realized gains and losses from derivatives).

	Three Months Ended March 31,
	2011	2010	Increase (Decrease)
Barrels of Oil Produced	156,000	160,000	(4,000)
Average Price Received (rounded, including the impact of derivatives)	$85.92	$75.06	$10.86

Oil Revenue	$13,404,000	$12,010,000	$1,394,000

Mcf of Gas Produced	1,166,000	1,538,000	(372,000)
Average Price Received (rounded, including the impact of derivatives)	$6.90	$6.69	$0.21

Gas Revenue	$8,041,000	$10,295,000	$(2,254,000)

Total Oil & Gas Revenue	$21,445,000	$22,305,000	$(860,000)

Oil and gas prices received excluding the impact of derivatives were:

	Three Months Ended March 31,
	2011	2010	Increase (Decrease)
Oil Price	$90.62	$75.11	$15.51
Gas Price	$5.99	$6.39	$(0.40)

The decrease in oil production reflects the natural decline of existing properties offset by properties added during 2010 from our West Texas drilling program. The decrease in gas production is primarily due to the natural decline of the offshore properties.

Lease operating expense for the three months of 2011 decreased by $963,000 or 11% compared to 2010. The offshore properties natural decline in gas production resulted in decreased costs, primarily in the area of marketing and transportation and workover expense. The onshore properties decrease was primarily due to a decrease in workover expenses offset by increased production taxes related to higher commodity prices.

General and administrative expenses remained flat comparing the three months of 2011 to 2010.

Field service income for the three months of 2011 increased $570,000 or 14% compared to 2010. Field service expense for the three months of 2011 increased $637,000 or 19% compared to 2010. The changes in field service income are a direct result of changes in utilization of equipment and rates charged to customers. Workover rig services represent the bulk of our operation, and those rates all increased in our most active districts. Utilization in South Texas and West Texas increased and was offset by a decrease in Oklahoma. The most significant costs included in field service expense are salaries and employee-related expenses. These costs increased relative to our increased utilization and rates.

Depreciation, depletion, amortization and accretion on discounted liabilities expense decreased to $6,036,000 in 2011 from $9,638,000 in 2010, or 37%. This decrease is primarily related to the decrease in offshore production during the first three months of 2011.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Not applicable.

Item 1A.	RISK FACTORS

The Company is a smaller reporting company and no response is required pursuant to this Item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities by the Company during the period covered by this Report.

During the three months ended March 31, 2011, the Company purchased the following shares of common stock as treasury shares.

2011 Month	Number of Shares	Average Price Paid per share	Maximum Number of Shares that May Yet Be Purchased Under The Program at Month - End (1)
January	17,225	$19.44	238,372
February	12,110	$24.08	226,262
March	12,492	$26.61	213,770

Total/Average	41,827	$22.93

(1)	In December 1993, the Company announced that our Board of Directors authorized a stock repurchase program whereby the Company may purchase outstanding shares of the common stock from time-to-time, in open market transactions or negotiated sales. The Board of Directors of the Company approved an additional 300,000 shares of the Company’s stock to be included in the stock repurchase program effective May 20, 2010. A total of 3,000,000 shares have been authorized, to date, under this program. Through March 31, 2011 we repurchased a total of 2,786,230 shares under this program for $38,512,000 at an average price of $13.82 per share. Additional purchases may occur as market conditions warrant. We expect future purchases will be funded with internally generated cash flow or from working capital.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	RESERVED

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

The following exhibits are filed as a part of this Report:

Exhibit No.
3.1	Restated Certificate of Incorporation of PrimeEnergy Corporation (effective July 1, 2009) (Incorporated by reference to Exhibit 3.1 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2009)

3.2	Bylaws of PrimeEnergy Corporation (Incorporated by reference to Exhibit 3.2 of PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2010)

10.3.1	Adoption Agreement #003 dated 4/23/2002, MassMutual Life Insurance Company Flexinvest Prototype Non-Standardized 401(k) Profit-Sharing Plan; EGTRRA Amendment to the PrimeEnergy employees 401(k) Savings Plan; MassMutual Retirement Services Flexinvest Defined Contribution Prototype Plan; Protected Benefit Addendum; Addendum to the Administrative Services Agreement Loan Agreement; Addendum to Administrative Services Agreement GUST Restatement Provisions; General Trust Agreement (Incorporated by reference to Exhibit 10.3.1 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2002) (1).

10.3.2	First Amendment to the PrimeEnergy Corporation Employees 401(k) Savings Plan (Incorporated by reference to Exhibit 10.3.2 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006) (1)

10.4	Amended and Restated Agreement of Limited Partnership, FWOE Partners L.P., dated as of August 22, 2005 (Incorporated by reference to Exhibit 10.3 of PrimeEnergy Corporation Form 8-K for events of August 22, 2005)

10.4.1	Contribution Agreement between F-W Oil Exploration L.L.C. and FWOE Partners L.P. dated as of August 22, 2005 (Incorporated by reference to exhibit 10.4 of PrimeEnergy Corporation Form 8-K for events of August 22, 2005)

10.18	Composite copy of Non-Statutory Option Agreements (Incorporated by reference to Exhibit 10.18 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2004) (1)

10.22.5.9	Second Amended and Restated Credit Agreement dated July 30, 2010, by and among PrimeEnergy Corporation, the Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, and EOWS Midland Company), Compass Bank (successor in interest to Guaranty Bank, FSB) As Administrative Agent and Letter of Credit Issuer, BBVA Compass, As Sole Lead Arranger and Sole Bookrunner and The Lenders Signatory Hereto (BNP Paribas, JPMorgan Chase Bank, N.A. and Amegy Bank National Association) (Incorporated by reference to Exhibit 10.22.5.9 of PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2010)

10.22.5.10	Security Agreement (Pledge) effective July 30, 2010 by PrimeEnergy Corporation, in favor of Compass Bank (Incorporated by reference to Exhibit 10.22.5.10 of PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2010)

10.22.5.11	Guaranty effective July 30, 2010, by PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, and EOWS Midland Company, in favor of Compass Bank (Incorporated by reference to Exhibit 10.22.5.11 of PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2010)

10.23.2	Amended and Restated Security Agreement between PrimeEnergy Corporation, PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, EOWS Midland Company, (debtor) and Guaranty Bank, FSB as Agent (secured party) December 28, 2006 (Incorporated by reference to Exhibit 10.23.2 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.23.3	Amended and Restated Security Agreement (Membership Pledge) by PrimeEnergy Corporation in favor of Guaranty Bank, FSB as Agent December 28, 2006 (Incorporated by reference to Exhibit 10.23.3 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.23.4	Amended and Restated Security Agreement between PrimeEnergy Corporation, PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, EOWS Midland Company, (debtor) and Guaranty Bank, FSB as Agent (secured party) December 28, 2006 (Incorporated by reference to Exhibit 10.23.4 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.23.5	Amended and Restated Security Agreement between Eastern Oil Well Service Company, EOWS Midland Company, (debtor) and Guaranty Bank, FSB as Agent (secured party) December 28, 2006 (Incorporated by reference to Exhibit 10.23.5 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.23.6	Security Agreement between Eastern Oil Well Service Company, EOWS Midland Company, (debtor) and Guaranty Bank, FSB as Agent (secured party) December 28, 2006 (Incorporated by reference to Exhibit 10.23.6 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.23.7	Amended and Restated Security Agreement between Southwest Oilfield Construction Company, (debtor) and Guaranty Bank, FSB as Agent (secured party) December 28, 2006 (Incorporated by reference to Exhibit 10.23.7 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.23.8	Amended and Restated Security Agreement effective between EOWS Midland Company, (debtor) and Guaranty Bank, FSB as Agent (secured party) December 28, 2006 (Incorporated by reference to Exhibit 10.23.8 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.23.9	Ratification of and Amendment to Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production, dated effective February 24, 2010, by and between PrimeEnergy Corporation and PrimeEnergy Management Corporation and Compass Bank (successor in interest to Guaranty Bank, FSB) (Incorporated by reference to Exhibit 10.23.9 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2009)

10.25	Credit Agreement dated as of June 1, 2006 (but effective for all purposes as of August 22, 2005), between Prime Offshore L.L.C. as Borrower and PrimeEnergy Corporation as Lender (Incorporated by reference to Exhibit 10.25 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.27.3	Subordinated Promissory Note dated effective March 31, 2008 in the face principal amount of up to $50,000,000 executed by Prime Offshore L.L.C. and payable to Artic Management Corporation. (Incorporated by reference to Exhibit 10.27.3 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2008)

10.27.3.1	Loan Modification effective 30th day of June, 2009 by and between Artic Management Corporation, Prime Offshore L.L.C. and PrimeEnergy Corporation. (Incorporated by reference to Exhibit 10.27.3.1 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2009)

10.27.3.2	Amended and Restated Loan Modification dated July 21, 2010, effective June 30, 2009, by and among Artic Management Corporation, Prime Offshore L.L.C and PrimeEnergy Corporation (Incorporated by reference to Exhibit 10.27.3.2 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2010)

10.27.3.3	Loan Modification dated January 10, 2011, effective January 3, 2010, by and among Artic Management Corporation, Prime Offshore L.L.C. and PrimeEnergy Corporation. (Incorporated by reference to Exhibit 10.27.3.3 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2010)

10.27.4	Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production Dated effective as of March 31, 2008 from Prime Offshore L.L.C. to Mathias Eckenstein TTEE for Artic Management Corporation (first lien). (Incorporated by reference to Exhibit 10.27.4 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2008)

10.27.5	Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production Dated effective as of March 31, 2008 from Prime Offshore L.L.C. to Mathias Eckenstein TTEE for Artic Management Corporation (second lien). (Incorporated by reference to Exhibit 10.27.5 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2008)

10.27.6	Pledge Agreement dated as effective March 31, 2008 between Prime Offshore L.L.C. and Artic Management Corporation (General Partner Interest in FWOE Partners L.P.) (Incorporated by reference to Exhibit 10.27.6 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2008)

10.29	Put Right Agreement effective as of June 29, 2006, by and among PrimeEnergy Corporation and Prime Offshore L.L.C. (Incorporated by reference to Exhibit 10.29 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(1)	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Report

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PrimeEnergy Corporation
(Registrant)

May 12, 2011	/s/ Charles E. Drimal, Jr.
(Date)	Charles E. Drimal, Jr.
Chairman, Chief Executive Officer and President;
The Principal Executive Officer

May 12, 2011	/s/ Beverly A. Cummings
(Date)	Beverly A. Cummings
Director, Executive Vice President and Treasurer;
The Principal Financial Officer