Form 10-Q
period 2011-06-30
PRIMEENERGY CORP
filed 2011-08-15
CIK 56868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

The number of shares outstanding of each class of the Registrant’s Common Stock as of August 8, 2011 was: Common Stock, $0.10 par value 2,741,055 shares.

PrimeEnergy Corporation

Index to Form 10-Q

June 30, 2011

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

PrimeEnergy Corporation

Consolidated Balance Sheet

June 30, 2011 and December 31, 2010

(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS:
Current assets:
Cash and cash equivalents	$14,503,000	$32,792,000
Restricted cash and cash equivalents	7,267,000	6,131,000
Accounts receivable, net	12,983,000	12,748,000
Due from related parties	21,000	140,000
Prepaid expenses	1,857,000	1,609,000
Derivative contracts	1,832,000	3,038,000
Inventory, at cost	630,000	700,000
Deferred income taxes	595,000	595,000

Total current assets	39,688,000	57,753,000

Property and equipment, at cost:
Oil and gas properties (successful efforts method), net	139,796,000	143,034,000
Field service equipment and other, net	6,615,000	6,794,000

Net property and equipment	146,411,000	149,828,000

Other assets	781,000	579,000

Total assets	$186,880,000	$208,160,000

The accompanying Notes are an integral part of these Consolidated Financial Statements

PrimeEnergy Corporation

Consolidated Balance Sheet

June 30, 2011 and December 31, 2010

(Unaudited)

	June 30, 2011	December 31, 2010
LIABILITIES and STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$32,451,000	$34,376,000
Current portion of asset retirement and other long-term obligations	2,889,000	2,206,000
Derivative liability short term	2,796,000	3,048,000
Accrued liabilities	5,510,000	7,676,000
Due to related parties	194,000	350,000

Total current liabilities	43,840,000	47,656,000

Long-term bank debt	71,850,000	73,100,000
Indebtedness to related parties	0	20,000,000
Asset retirement obligations	15,893,000	15,285,000
Derivative liability long term	5,332,000	2,587,000
Deferred income taxes	16,534,000	16,445,000

Total liabilities	153,449,000	175,073,000

Stockholders’ equity—PrimeEnergy:
Common stock, $.10 par value; 2011 and 2010: Authorized: 4,000,000 shares, issued: 3,836,397 shares; outstanding 2011: 2,752,059 shares; outstanding 2010: 2,802,053 shares	383,000	383,000
Paid in capital	6,294,000	5,955,000
Retained earnings	47,299,000	46,478,000

	53,976,000	52,816,000
Treasury stock, at cost; 2011: 1,084,338 shares; 2010 1,034,344 shares	(30,075,000)	(28,896,000)

Total stockholders’ equity—PrimeEnergy	23,901,000	23,920,000
Non-controlling interest	9,530,000	9,167,000

Total stockholders’ equity	33,431,000	33,087,000

Total liabilities and stockholders’ equity	$186,880,000	$208,160,000

The accompanying Notes are an integral part of these Consolidated Financial Statements

PrimeEnergy Corporation

Consolidated Statement of Operations

Six Months Ended June 30, 2011 and 2010

(Unaudited)

	2011	2010
Revenue:
Oil and gas sales	$43,616,000	$43,834,000
Field service income	9,774,000	7,843,000
Administrative overhead fees	4,338,000	4,148,000
Unrealized gain (loss) on derivative instruments	(3,496,000)	9,243,000
Other income	49,000	193,000

Total revenue	54,281,000	65,261,000

Costs and expenses:
Lease operating expense	16,809,000	17,537,000
Field service expense	8,144,000	6,533,000
Depreciation, depletion and amortization and accretion on discounted liabilities	18,031,000	16,929,000
General and administrative expense	7,037,000	5,977,000
Exploration costs	8,000	5,000

Total costs and expenses	50,029,000	46,981,000

Gain on sale and exchange of assets	233,000	350,000

Income from operations	4,485,000	18,630,000

Other income and expenses:
Less: Interest expense	2,350,000	3,633,000
Add: Interest income	85,000	22,000

Income before provision for income taxes	2,220,000	15,019,000
Provision for income taxes	458,000	4,634,000

Net income	1,762,000	10,385,000

Less: Net income attributable to non-controlling interest	941,000	710,000

Net income attributable to PrimeEnergy	$821,000	$9,675,000

Basic income per common share	$0.30	$3.23

Diluted income per common share	$0.23	$2.59

The accompanying Notes are an integral part of these Consolidated Financial Statements

PrimeEnergy Corporation

Consolidated Statement of Operations

Three Months Ended June 30, 2011 and 2010

(Unaudited)

	2011	2010
Revenue:
Oil and gas sales	$22,171,000	$21,529,000
Field service income	5,169,000	3,808,000
Administrative overhead fees	2,121,000	2,100,000
Unrealized gain on derivative instruments	6,013,000	5,359,000
Other income	36,000	118,000

Total revenue	35,510,000	32,914,000

Costs and expenses:
Lease operating expense	8,903,000	8,668,000
Field service expense	4,239,000	3,265,000
Depreciation, depletion and amortization and accretion on discounted liabilities	11,995,000	7,291,000
General and administrative expense	4,000,000	2,945,000
Exploration costs	7,000	4,000

Total costs and expenses	29,144,000	22,173,000

Gain on sale and exchange of assets	11,000	316,000

Income from operations	6,377,000	11,057,000

Other income and expenses:
Less: Interest expense	1,139,000	1,640,000
Add: Interest income	4,000	11,000

Income before provision for income taxes	5,242,000	9,428,000
Provision for income taxes	1,571,000	2,925,000

Net income	3,671,000	6,503,000

Less: Net income attributable to non-controlling interest	468,000	268,000

Net income attributable to PrimeEnergy	$3,203,000	$6,235,000

Basic income per common share	$1.16	$2.09

Diluted income per common share	$0.92	$1.68

The accompanying Notes are an integral part of these Consolidated Financial Statements

PrimeEnergy Corporation

Consolidated Statement of Stockholders’ Equity

Six Months Ended June 30, 2011

(Unaudited)

	Common Stock		Additional Paid in Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity—PrimeEnergy	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2010,	3,836,397	$383,000	$5,955,000	$46,478,000	$(28,896,000)	$23,920,000	$9,167,000	$33,087,000
Purchase 49,994 shares of common stock					(1,179,000)	(1,179,000)		(1,179,000)
Net income				821,000		821,000	941,000	1,762,000
Purchase of non-controlling interests			339,000			339,000	(508,000)	(169,000)

Distributions to non-controlling interests							(70,000)	(70,000)

Balance at June 30, 2011	3,836,397	$383,000	$6,294,000	$47,299,000	$(30,075,000)	$23,901,000	$9,530,000	$33,431,000

The accompanying Notes are an integral part of these Consolidated Financial Statements

PrimeEnergy Corporation

Consolidated Statement of Comprehensive Income

Six Months Ended June 30, 2011 and 2010

(Unaudited)

	2011	2010
Net income	$1,762,000	$10,385,000

Other comprehensive income, net of taxes:
Reclassification adjustment for settled contracts, net of taxes of $0 and $125,000, respectively	0	222,000
Changes in fair value of hedge positions, net of taxes of $0 and $5,000, respectively	0	(8,000)

Total other comprehensive income	0	214,000

Comprehensive income	1,762,000	10,599,000

Less: Comprehensive income attributable to non-controlling interest	941,000	710,000

Comprehensive income attributable to PrimeEnergy	$821,000	$9,889,000

The accompanying Notes are an integral part of these Consolidated Financial Statements

PrimeEnergy Corporation

Consolidated Statement of Cash Flows

Six Months Ended June 30, 2011 and 2010

(Unaudited)

	2011	2010
Cash flows from operating activities:
Net Income	$821,000	$9,675,000
Adjustments to reconcile net income to net cash provided by operating activities:
Non-controlling interest in earnings of partnerships	941,000	710,000
Depreciation, depletion, amortization and accretion on discounted liabilities	18,031,000	16,929,000
Gain on sale of properties	(233,000)	(350,000)
Unrealized (gain) loss on derivative instruments	3,496,000	(9,243,000)
Provision for deferred income taxes	89,000	4,557,000
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(235,000)	(488,000)
(Increase) decrease in due from related parties	119,000	(19,000)
(Increase) decrease in inventories	70,000	895,000
(Increase) decrease in prepaid expenses and other assets	(246,000)	1,747,000
Increase (decrease) in accounts payable	(3,061,000)	(1,380,000)
Increase (decrease) in accrued liabilities	(187,000)	(202,000)
Increase (decrease) in due to related parties	(156,000)	(37,000)

Net cash provided by operating activities	19,449,000	22,794,000

Cash flows from investing activities:
Capital expenditures, including exploration expense	(15,773,000)	(7,861,000)
Proceeds from sale of properties and equipment	233,000	350,000

Net cash used in investing activities	(15,540,000)	(7,511,000)

Cash flows from financing activities:
Purchase of stock for treasury	(1,179,000)	(1,947,000)
Purchase of non-controlling interests	(169,000)	(1,000)
Increase in long-term bank debt and other long-term obligations	50,933,000	29,517,000
Repayment of long-term bank debt and other long-term obligations	(51,713,000)	(42,359,000)
Repayment of indebtedness to related parties	(20,000,000)	0
Distribution to non-controlling interest	(70,000)	(818,000)

Net cash used in financing activities	(22,198,000)	(15,608,000)

Net decrease in cash and cash equivalents	(18,289,000)	(325,000)

Cash and cash equivalents at the beginning of the period	32,792,000	11,779,000

Cash and cash equivalents at the end of the period	$14,503,000	$11,454,000

Supplemental disclosures:
Income taxes paid	$1,211,000	$77,215
Net income tax refunds received during the year	$41,000	$0
Interest paid	$2,350,000	$3,633,000
Change in accrued expenses relating to property	$1,979,000	$1,315,000

The accompanying Notes are an integral part of these Consolidated Financial Statements

PrimeEnergy Corporation

Notes to Consolidated Financial Statements

June 30, 2011

(Unaudited)

(1) Interim Financial Statements:

The accompanying consolidated financial statements of PrimeEnergy Corporation (“PEC” or the “Company”) have not been audited by independent public accountants. During the interim periods, the Company follows the same accounting policies as used and described in its Annual Report on Form 10-K for the year ended December 31, 2010. In accordance with applicable Securities and Exchange Commission (“SEC”) rules and regulations, the accompanying interim financial statements do not include all disclosures presented in annual financial statements and the reader should refer to the Company’s Form 10-K for the year ended December 31, 2010 filed with the SEC on April 7, 2011. In the opinion of management, the accompanying interim consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, the Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, the Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2011, and the Consolidated Statements of Comprehensive Income and Cash Flows for the six months ended June 30, 2011 and 2010. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation. The results for interim periods are not necessarily indicative of annual results. For purposes of disclosure in the consolidated financial statements, subsequent events have been evaluated through the date the statements were issued.

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs”. This ASU amends previously issued authoritative guidance and requires new disclosures, clarifies existing disclosures and is effective for interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The amendments change requirements for measuring fair value and disclosing information about those measurements. Additionally, this ASU clarifies the FASB’s intent regarding the application of existing fair value measurement requirements and changes certain principles or requirements for measuring fair value or disclosing information about its measurements. For many of the requirements, the FASB does not intend the amendments to change the application of the existing Fair Value Measurements guidance. The Company does not expect this guidance to have a significant impact on its financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”, which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. The new requirements are effective for public entities for interim and annual periods beginning after December 15, 2011 with early adoption permitted. The adoption of this ASU will not have an impact on the Company’s consolidated financial position, results of operations or cash flows as it only requires a change in the format of the current presentation.

(2) Acquisitions and Dispositions:

Historically the Company has repurchased the interests of the partners and trust unit holders in the eighteen oil and gas limited partnerships (the “Partnerships”) and the two asset and business income trusts (the “Trusts”) managed by the Company as general partner and as managing trustee, respectively. The Company purchased such interests in an amount totaling $169,000 and $1,000 for the six months ended June 30, 2011and 2010, respectively.

(3) Restricted Cash and Cash Equivalents:

Restricted cash and cash equivalents include $7,267,000 and $6,131,000 at June 30, 2011 and December 31, 2010, respectively, of cash primarily pertaining to oil and gas revenue payments. There were corresponding accounts payable recorded at June 30, 2011 and December 31, 2010 for these liabilities. Both the restricted cash and the accounts payable are classified as current on the Consolidated Balance Sheet.

(4) Additional Balance Sheet Information:

Certain balance sheet amounts are comprised of the following:

	June 30, 2011	December 31, 2010
Accounts Receivable:
Joint interest billing	$2,575,000	$2,538,000
Trade receivables	1,658,000	1,688,000
Oil and gas sales	9,020,000	8,139,000
Other	134,000	724,000

	13,387,000	13,089,000
Less: Allowance for doubtful accounts	404,000	341,000

Total	$12,983,000	$12,748,000

Accounts Payable:
Trade	$4,740,000	$3,421,000
Royalty and other owners	12,677,000	10,395,000
Prepaid drilling deposits	8,148,000	12,871,000
Other	6,886,000	7,689,000

Total	$32,451,000	$34,376,000

Accrued Liabilities:
Compensation and related expenses	$3,153,000	$2,010,000
Property costs	780,000	3,282,000
Income tax	129,000	930,000
Other	1,448,000	1,454,000

Total	$5,510,000	$7,676,000

(5) Property and Equipment:

Property and equipment at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011	December 31, 2010
Proved oil and gas properties, at cost	$466,899,000	$453,145,000
Unproved oil and gas properties, at cost	103,000	698,000
Less: Accumulated depletion and depreciation	327,206,000	310,809,000

	$139,796,000	$143,034,000

Field service equipment and other	$19,540,000	$19,499,000
Less: Accumulated depreciation	12,925,000	12,705,000

	$6,615,000	$6,794,000

Total net property and equipment	$146,411,000	$149,828,000

(6) Long-Term Bank Debt:

Bank Debt:

Effective June 22, 2011, the Company entered into a Second Amendment to the Second Amended and Restated Credit Agreement (“Second Amendment”). The Second Amendment to this $250 million credit facility increased the Company’s borrowing base to $125 million; removed the floor rate component of LIBO rate loans; modified financial reporting requirements to the agent; increased hedging allowances; and allowed for a one-time advance to be made to the Company’s offshore subsidiary. Subject to facility borrowing base availability amounts, the banks approved a one-time advance of up to $16 million to be made from PEC to its offshore subsidiary specifically to be used to pay in full the offshore subsidiary’s indebtedness to a related party. The banks required this advance to be made within 30 days after the effective date of the Second Amendment and the Company completed the advance to its offshore subsidiary on June 24, 2011. Under the Second Amendment, the maximum percentage of production available to enter into commodity hedge agreements was revised to 90% from 85% of proved developed producing reserves for each of the next succeeding four calendar years for crude oil and natural gas computed separately. In addition, following the Second Amendment the Company’s restriction on payments for dividends, distributions or repurchase of PEC’s stock was increased to $2.5 million in each calendar year. Borrowing base monthly reduction amounts remain at $2 million with the first reduction to now begin on December 15, 2011.

The Company’s borrowing rates in the credit facility include for a base rate loan at the prime rate (3.25% at June 30, 2011) plus applicable margin utilization rates that range from 1.75% to 2.0%, and for a LIBO rate loan at LIBO published rates plus applicable utilization rates (2.75% to 3.00% at June 30, 2011). As of June 30, 2011, the Company had in place one base rate loan and one LIBO rate loan with effective rates of 5.00% and 3.04%, respectively.

At June 30, 2011, the Company had $71.9 million of borrowings outstanding under its revolving credit facility at a weighted- average interest rate of 5.58% and $53.1 million available for future borrowings. The combined weighted average interest rates paid on outstanding bank borrowings subject to base rate and LIBO interest were 5.67% during the first six months of 2011 as compared to 6.09% during the same period in 2010.

Indebtedness to related parties:

Effective January 3, 2011, the Company’s loan with a private lender that is controlled by a Director of PEC was modified and included a payment from the Company’s offshore subsidiary to the private lender of $4 million which was made on January 18, 2011. Further, on June 27, 2011, this loan along with all accrued interest was paid in full from the Company’s offshore subsidiary and the note was cancelled.

(7) Other Long-Term Obligations and Commitments:

Operating Leases:

The Company has several non-cancelable operating leases, primarily for rental of office space, that have a term of more than one year. The future minimum lease payments for the rest of the fiscal 2011 and thereafter for the operating leases are as follows:

Operating Leases
2011	$403,000
2012	555,000
2013	434,000
2014	16,000

Total minimum payments	$1,408,000

Rent expense for office space for the six months ended June 30, 2011 and 2010 was $378,000 and $391,000, respectively.

Asset Retirement Obligation:

A reconciliation of the liability for plugging and abandonment costs for the six months ended June 30, 2011 is as follows:

Asset retirement obligation – December 31, 2010	$17,147,000
Liabilities incurred	140,000
Liabilities settled	(213,000)
Accretion expense	681,000

Asset retirement obligation – June 30, 2011	$17,755,000

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

(8) Contingent Liabilities:

The Company, as managing general partner of the affiliated Partnerships, is responsible for all Partnership activities, including the drilling of development wells and the production and sale of oil and gas from productive wells. The Company also provides the administration, accounting and tax preparation work for the Partnerships, and is liable for all debts and liabilities of the affiliated Partnerships, to the extent that the assets of a given limited Partnership are not sufficient to satisfy its obligations. As of June 30, 2011, the affiliated Partnerships have established cash reserves in excess of their debts and liabilities and the Company believes these reserves will be sufficient to satisfy Partnership obligations.

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

(9) Stock Options and Other Compensation:

In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. At June 30, 2011 and 2010, options on 767,500 shares were outstanding and exercisable at prices ranging from $1.00 to $1.25. According to their terms, the options have no expiration date.

(10) Related Party Transactions:

The Company, as managing general partner or managing trustee, makes an annual offer to repurchase the interests of the partners and trust unit holders in certain of the Partnerships or Trusts. The Company purchased such interests in an amount totaling $169,000 and $1,000 for the six months ended June 30, 2011 and 2010, respectively.

Receivables from related parties consist of reimbursable general and administrative costs, lease operating expenses and reimbursement for property development and related costs. These receivables are due from joint venture partners, which may include members of the Company’s Board of Directors.

Payables owed to related parties primarily represent receipts collected by the Company as agent for the joint venture partners, which may include members of the Company’s Board of Directors, for oil and gas sales net of expenses. Also included in due to related parties at December 31, 2010 was the amount of accrued interest, $170,000, owed to a related party, a company controlled by a Director of the Company, with whom the Company’s offshore subsidiary entered into a credit agreement. This agreement was concluded as of June 2011 and all interest owed and the loan balance remaining was paid at that time.

(11) Financial Instruments

Fair Value measurements:

Authoritative guidance on fair value measurements defines fair value, establishes a framework for measuring fair value and stipulates the related disclosure requirements. The Company follows a three-level hierarchy, prioritizing and defining the types of inputs used to measure fair value. The fair values of the Company’s interest rate swaps, natural gas and crude oil price collars and swaps are designated as Level 3. The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010:

	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2011
June 30, 2011
Assets

Commodity derivative contracts	—	—	$2,040,000	$2,040,000

Total assets	—	—	$2,040,000	$2,040,000

Liabilities

Commodity derivative contracts	—	—	$(8,128,000)	$(8,128,000)

Total liability	—	—	$(8,128,000)	$(8,128,000)

	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2010
December 31, 2010
Assets

Commodity derivative contracts	—	—	$3,042,000	$3,042,000

Total assets	—	—	$3,042,000	$3,042,000

Liabilities

Commodity derivative contracts	—	—	$(5,635,000)	$(5,635,000)

Total liability	—	—	$(5,635,000)	$(5,635,000)

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as level 3 in the fair value hierarchy for the six months ended June 30, 2011.

Net liabilities – December 31, 2010	$(2,593,000)
Total realized and unrealized gains or losses:
Included in earnings (a)	(3,360,000)
Purchases, sales, issuances and settlements,	(135,000)

Net liabilities – June 30, 2011	$(6,088,000)

(a)	Derivative instruments are reported in oil and gas sales as realized gain/loss and on a separately reported line item captioned unrealized gain/loss on derivative instruments.

Derivative Instrument:

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

Effect of derivative instruments on the consolidated balance sheet:

		Fair Value
	Balance Sheet Location	June 30, 2011	December 31, 2010
Asset Derivatives:

Derivatives not designated as hedging instruments:
Natural gas commodity contracts	Current derivative contracts	$1,832,000	$3,038,000
Natural gas commodity contracts	Other assets	208,000	0
Crude oil commodity contracts	Other assets	0	4,000

Total		$2,040,000	$3,042,000

Liability Derivatives:
Derivatives not designated as hedging instruments:
Crude oil commodity contracts	Derivative liability short term	$(2,796,000)	$(3,048,000)
Crude oil commodity contracts	Derivative liability long term	(5,332,000)	(2,587,000)

Total		$(8,128,000)	$(5,635,000)

Total derivative instruments		$(6,088,000)	$(2,593,000)

Effect of derivative instruments on the consolidated statement of operations for the six-month periods ended June 30, 2011 and 2010:

	Location of gain/loss reclassified from OCI into income	Amount of gain/loss reclassified from accumulated OCI into income
		2011	2010
Derivatives designated as cash-flow hedges
Interest rate swap derivatives	Interest expense	$0	$(347,000)

		$0	$(347,000)

	Location of gain/loss recognized in income	Amount of gain/loss recognized in income
		2011	2010
Derivatives not designated as cash-flow hedge instruments
Natural gas commodity contracts	Unrealized gain(loss) on derivative instruments	$(998,000)	$1,570,000
Crude oil commodity contracts	Unrealized gain(loss) on derivative instruments	(2,498,000)	7,673,000
Natural gas commodity contracts	Oil and gas sales	1,972,000	1,646,000
Crude oil commodity contracts	Oil and gas sales	(1,836,000)	(96,000)

		$(3,360,000)	$10,793,000

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

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
	Net Income	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Income	Weighted Average Number of Shares Outstanding	Per Share Amount
Basic	$821,000	2,767,124	$0.30	$9,675,000	2,996,491	$3.23
Effect of dilutive securities:
Options		734,671			735,395

Diluted	$821,000	3,501,795	$0.23	$9,675,000	3,731,886	$2.59

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
	Net Income	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Income	Weighted Average Number of Shares Outstanding	Per Share Amount
Basic	$3,203,000	2,755,035	$1.16	$6,235,000	2,964,696	$2.09
Effect of dilutive securities:
Options		736,739			729,694

Diluted	$3,203,000	3,491,774	$0.92	$6,235,000	3,694,390	$1.68

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RECENT ACTIVITIES

During the first six months of 2011, the Company continued its drilling program in our West Texas district, drilling a total of 15 gross (10.4 net) wells, all of which were successful completions. The Company intends to drill approximately 30 wells this year, primarily in West Texas.

In June 2011 the Company successfully completed the amendment of its $250,000,000 credit facility with an increase in the current borrowing base from $100,000,000 to $125,000,000 and closed our previously existing subordinated credit facility with a related party private lender.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow provided by operations for the six month period ended June 30, 2011 was $19,449,000. Excluding the effects of significant unforeseen expenses or other income, our cash flow from operations fluctuates primarily because of variations in oil and gas production and prices or changes in working capital accounts. Our oil and gas production will vary based on actual well performance but may be curtailed due to factors beyond our control. Hurricanes in the Gulf of Mexico may shut down our production for the duration of the storm’s presence in the Gulf or damage production facilities so that we cannot produce from a particular property for an extended amount of time. In addition, downstream activities on major pipelines in the Gulf of Mexico can also cause us to shut-in production for various lengths of time.

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

The Company’s activities include development and exploratory drilling. The Company’s strategy is to develop a balanced portfolio of drilling prospects that includes lower risk wells with a high probability of success and higher risk wells with greater economic potential. The Company plans on drilling in excess of 30 wells (20 net), mainly in the Permian Basin in West Texas.

The Company has in place both a stock repurchase program and a limited partnership interest repurchase program under which the Company expects to continue spending during 2011. For the six month period ended June 30, 2011, the Company spent $1,348,000 under these programs.

The Company currently maintains a credit facility totaling $250 million, with a current borrowing base of $125 million. The bank reviews the borrowing base semi-annually and, at their discretion, may decrease or propose an increase to the borrowing base relative to a redetermined estimate of proved oil and gas reserves. Our oil and gas properties are pledged as collateral for the line of credit and we are subject to certain financial covenants defined in the agreement. We are currently in compliance with these financial covenants.

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

RESULTS OF OPERATIONS

Revenues and net income during the six and three month periods ended June 30, 2011, as compared to the same periods in 2010 reflect the increased oil and gas sales, presented below, offset by depreciation and depletion of oil and gas properties. The table summarizes production volumes and average sales prices realized (including realized gains and losses from derivatives).

	Six Months Ended June 30,			Three Months Ended June 30,
	2011	2010	Increase / (Decrease)	2011	2010	Increase / (Decrease)
Barrels of Oil Produced	303,000	328,000	(25,000)	147,000	168,000	(21,000)
Average Price Received (rounded, including the impact of derivatives)	$87.28	$72.90	$14.38	$88.73	$70.83	$17.89

Oil Revenue	$26,447,000	$23,910,000	$2,537,000	$13,043,000	$11,900,000	$1,143,000

Mcf of Gas Produced	2,409,000	3,071,000	(662,000)	1,243,000	1,533,000	(290,000)
Average Price Received (rounded, including the impact of derivatives)	$7.13	$6.49	$0.64	$7.34	$6.28	$1.06

Gas Revenue	$17,169,000	$19,924,000	$(2,755,000)	$9,128,000	$9,629,000	$(501,000)

Total Oil & Gas Revenue	$43,616,000	$43,834,000	$(218,000)	$22,171,000	$21,529,000	$642,000

Oil and gas prices received excluding the impact of derivatives were:

	Six Months Ended June 30,			Three Months Ended June 30,
	2011	2010	Increase / (Decrease)	2011	2010	Increase / (Decrease)
Oil Price	$93.34	$73.19	$20.15	$96.72	$71.36	$25.36
Gas Price	$6.31	$5.95	$0.36	$6.60	$5.51	$1.09

The decrease in oil production reflects the natural decline of existing properties offset by production from properties added during 2010 and 2011. The decrease in gas production is primarily due to the natural decline of the offshore properties.

Lease operating expense for the six months of 2011 decreased by $728,000 or 4.15 % compared to 2010 reflecting a decrease in expensed workovers across all districts.

General and administrative expenses increased $1,060,000 in the first six months of 2011 or 17.73% as compared to 2010 primarily due to increased personnel costs including engineering consultants, and employee related taxes and insurance.

Field service income for the six months of 2011 increased $1,931,000 or 24.62% compared to 2010. Field service expense for the six months of 2011 increased $1,611,000 or 24.66% compared to 2010. The changes in field service income are a direct result of changes in utilization of equipment and rates charged to customers. Workover rig services represent the bulk of our operation, and those rates all increased in our most active districts. Utilization of our workover rigs increased in all districts. Water hauling and disposal services also increased in our South Texas district. The most significant costs included in field service expense are salaries and employee-related expenses. These costs increased relative to our increased utilization and rates.

Depreciation, depletion, amortization and accretion on discounted liabilities expense increased to $18,031,000 in 2011 from $16,929,000 in 2010 or 6.51%. This increase is primarily related to the additional properties and equipment added during 2010 and 2011 combined with decreased offshore reserves.

This report may contain statements relating to the future results of the Company that are considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). In addition, certain statements may be contained in the Company’s future filings with the SEC, in press releases, and in oral and written statements made by or with the approval of the Company that are not statements of historical fact and constitute forward-looking statements within the meaning of the PSLRA. Such forward-looking statements, in addition to historical information, which involve risk and uncertainties, are based on the beliefs, assumptions and expectations of management of the Company. Words such as “expects”, ‘believes”, “should”, “plans”, “anticipates”, “will”, “potential”, “could”, “intend”, “may”, “outlook”, “predict”, “project”, “would”, “estimates”, “assumes”, “likely”‘ “and variations of such similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties and are based on a number of assumptions that could ultimately prove inaccurate and, therefore, there can be no assurance that they will prove to be accurate. Actual results and outcomes may vary materially from what is expressed or forecast in such statements due to various risks and uncertainties. These risks and uncertainties include, among other things, the possibility of drilling cost overruns and technical difficulties, volatility of oil and gas prices, competition, risks inherent in the Company’s oil and gas operations, the inexact nature of interpretation of seismic and other geological and geophysical data, imprecision of reserve estimates, and the Company’s ability to replace and expand oil and gas reserves. Accordingly, stockholders and potential investors are cautioned that certain events or circumstances could cause actual results to differ materially from those projected. The forward looking statements are made as of the date of this report and the Company assumes no obligation to update the forward-looking statement or to update the reasons why actual results could differ from those projected in the forward-looking statements.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the first six months of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Not applicable.

Item 1A.	RISK FACTORS

The Company is a smaller reporting company and no response is required pursuant to this Item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities by the Company during the period covered by this report.

During the six months ended June 30, 2011, the Company purchased the following shares of common stock as treasury shares.

2011 Month	Number of Shares	Average Price Paid per share	Maximum Number of Shares that May Yet Be Purchased Under The Program at Month - End (1)
January	17,225	$19.44	238,372
February	12,110	$24.08	226,262
March	12,492	$26.61	213,770
April	5,227	$27.63	208,543
May	1,788	$27.17	206,755
June	1,152	$23.55	205,603

Total/Average	49,994	$23.58

(1)	In December 1993, we announced that our Board of Directors authorized a stock repurchase program whereby we may purchase outstanding shares of our common stock from time-to-time, in open market transactions or negotiated sales. The Board of Directors of the Company approved an additional 300,000 shares of the Company’s stock to be included in the stock repurchase program effective May 20, 2010. A total of 3,000,000 shares have been authorized, to date, under this program. Through June 30, 2011 we repurchased a total of 2,794,397 shares under this program for $38,732,325 at an average price of $13.86 per share. Additional purchases may occur as market conditions warrant. We expect future purchases will be funded with internally generated cash flow or from working capital.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	RESERVED

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit No.

3.1	Restated Certificate of Incorporation of PrimeEnergy Corporation (effective July 1, 2009) (Incorporated by reference to Exhibit 3.1 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2009)

3.2	Bylaws of PrimeEnergy Corporation (Incorporated by reference to Exhibit 3.2 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2010)

10.3.1	Adoption Agreement #003 dated 4/23/2002, MassMutual Life Insurance Company Flexinvest Prototype Non-Standardized 401(k) Profit-Sharing Plan; EGTRRA Amendment to the PrimeEnergy employees 401(k) Savings Plan; MassMutual Retirement Services Flexinvest Defined Contribution Prototype Plan; Protected Benefit Addendum; Addendum to the Administrative Services Agreement Loan Agreement; Addendum to Administrative Services Agreement GUST Restatement Provisions; General Trust Agreement (Incorporated by reference to Exhibit 10.3.1 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2002)

10.3.2	First Amendment to the PrimeEnergy Corporation Employees 401(k) Savings Plan (Incorporated by reference to Exhibit 10.3.2 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.4	Amended and Restated Agreement of Limited Partnership, FWOE Partners L.P., dated as of August 22, 2005 (Incorporated by reference to Exhibit 10.3 to PrimeEnergy Corporation Form 8-K for events of August 22, 2005)

10.4.1	Contribution Agreement between F-W Oil Exploration L.L.C. and FWOE Partners L.P. dated as of August 22, 2005 (Incorporated by reference to exhibit 10.4 to PrimeEnergy Corporation Form 8-K for events of August 22, 2005)

10.18	Composite copy of Non-Statutory Option Agreements (Incorporated by reference to Exhibit 10.18 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2004)

10.22.5.9	Second Amended and Restated Credit Agreement dated July 30, 2010, by and among PrimeEnergy Corporation, the Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, and EOWS Midland Company), Compass Bank (successor in interest to Guaranty Bank, FSB) As Administrative Agent and Letter of Credit Issuer, BBVA Compass, As Sole Lead Arranger and Sole Bookrunner and The Lenders Signatory Hereto (BNP Paribas, JPMorgan Chase Bank, N.A. and Amegy Bank National Association) (Incorporated by reference to Exhibit 10.22.5.9 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2010)

10.22.5.9.1	First Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, BNP Paribas, JPMorgan Chase Bank, N.A., Amegy Bank National Association) effective September 30, 2010 (Incorporated by reference to Exhibit 10.22.5.9.1 to PrimeEnergy Corporation Form 10Q for the quarter ended September 30, 2010).

10.22.5.9.2	Second Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, BNP Paribas, JPMorgan Chase Bank, N.A., Amegy Bank National Association) effective June 22, 2011 (filed herewith).

10.22.5.10	Security Agreement (Pledge) effective July 30, 2010 by PrimeEnergy Corporation, in favor of Compass Bank) (Incorporated by reference to Exhibit 10.22.5.10 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2010)

10.22.5.11	Guaranty effective July 30, 2010, by PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, and EOWS Midland Company, in favor of Compass Bank (Incorporated by reference to Exhibit 10.22.5.11 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2010)

10.23.9	Ratification of and Amendment to Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production, dated effective February 24, 2010, by and between PrimeEnergy Corporation and PrimeEnergy Management Corporation and Compass Bank (successor in interest to Guaranty Bank, FSB) (Incorporated by reference to Exhibit 10.23.9 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2009)

10.25	Credit Agreement dated as of June 1, 2006 (but effective for all purposes as of August 22, 2005), between Prime Offshore L.L.C. as Borrower and PrimeEnergy Corporation as Lender (Incorporated by reference to Exhibit 10.25 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.27.3	Subordinated Promissory Note dated effective March 31, 2008 in the face principal amount of up to $50,000,000 executed by Prime Offshore L.L.C. and payable to Artic Management Corporation. (Incorporated by reference to Exhibit 10.27.3 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2008)

10.27.3.2	Amended and Restated Loan Modification dated July 21, 2010, effective June 30, 2009, by and among Artic Management Corporation, Prime Offshore L.L.C. and PrimeEnergy Corporation. (Incorporated by reference to Exhibit 10.27.3.2 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2010)

10.27.3.3	Loan Modification dated January 10, 2011, effective January 3, 2010, by and among Artic Management Corporation, Prime Offshore L.L.C. and PrimeEnergy Corporation. (Incorporated by reference to Exhibit 10.27.3.3 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2010)

10.27.4	Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production Dated effective as of March 31, 2008 from Prime Offshore L.L.C. to Mathias Eckenstein TTEE for Artic Management Corporation (first lien). (Incorporated by reference to Exhibit 10.27.4 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2008)

10.27.5	Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production Dated effective as of March 31, 2008 from Prime Offshore L.L.C. to Mathias Eckenstein TTEE for Artic Management Corporation (second lien). (Incorporated by reference to Exhibit 10.27.5 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2008)

10.27.6	Pledge Agreement dated as effective March 31, 2008 between Prime Offshore L.L.C. and Artic Management Corporation (General Partner Interest in FWOE Partners L.P.) (Incorporated by reference to Exhibit 10.27.6 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2008)

10.27.7	Pledge Agreement made effective June 30, 2009, by and between Prime Offshore L.L.C. and Guaranty Bank, FSB, as Agent. (Incorporated by reference to Exhibit 10.27.7 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2009)

10.27.8	Subordination of Liens and Security Interests effective June 30, 2009, by Artic Management Corporation for the benefit of Guaranty Bank, FSB, as Agent. (Incorporated by reference to Exhibit 10.27.8 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2009)

10.28	Completion and Liquidity Maintenance Agreement effective as of June 29, 2006, between PrimeEnergy Corporation, Guaranty Bank, FSB, and Prime Offshore, L.L.C. (Incorporated by reference to Exhibit 10.28 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

10.29	Put Right Agreement effective as of June 29, 2006, by and among PrimeEnergy Corporation and Prime Offshore L.L.C. (Incorporated by reference to Exhibit 10.29 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS*	XBRL (eXtensible Business Reporting Language) Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL information (the Interactive Date File) is deemed not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PrimeEnergy Corporation
(Registrant)

August 15, 2011	/s/ Charles E. Drimal, Jr.
(Date)	Charles E. Drimal, Jr.
President
Principal Executive Officer

August 15, 2011	/s/ Beverly A. Cummings
(Date)	Beverly A. Cummings
Executive Vice President
Principal Financial Officer