Form 10-K
period 2011-12-31
PRIMEENERGY CORP
filed 2012-03-29
CIK 56868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock of the Registrant held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of the last business day of the Registrant’s most recently completed second fiscal quarter, was $33,411,152

The number of shares outstanding of each class of the Registrant’s Common Stock as of March 20, 2012 was 2,682,250 shares, Common Stock, $0.10 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement to be furnished to stockholders in connection with its Annual Meeting of Stockholders to be held in May 2012, are incorporated by reference in Part III hereof.

PrimeEnergy Corporation

FORM 10-K ANNUAL REPORT

For the Fiscal Year Ended

December 31, 2011

PART I

Item 1.	BUSINESS.

General

This Report may contain statements relating to the future results of the Company that are considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). In addition, certain statements may be contained in the Company’s future filings with the SEC, in press releases, and in oral and written statements made by or with the approval of the Company that are not statements of historical fact and constitute forward-looking statements within the meaning of the PSLRA. Such forward-looking statements, in addition to historical information, which involve risk and uncertainties, are based on the beliefs, assumptions and expectations of management of the Company. Words such as “expects”, ‘believes”, “should”, “plans”, “anticipates”, “will”, “potential”, “could”, “intend”, “may”, “outlook”, “predict”, “project”, “would”, “estimates”, “assumes”, “likely” “and variations of such similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties and are based on a number of assumptions that could ultimately prove inaccurate and, therefore, there can be no assurance that they will prove to be accurate. Actual results and outcomes may vary materially from what is expressed or forecast in such statements due to various risks and uncertainties. These risks and uncertainties include, among other things, the possibility of drilling cost overruns and technical difficulties, volatility of oil and gas prices, competition, risks inherent in the Company’s oil and gas operations, the inexact nature of interpretation of seismic and other geological and geophysical data, imprecision of reserve estimates, and the Company’s ability to replace and expand oil and gas reserves. Accordingly, stockholders and potential investors are cautioned that certain events or circumstances could cause actual results to differ materially from those projected. The forward looking statements are made as of the date of this Report and other than as required by the federal securities laws, the Company assumes no obligation to update the forward-looking statement or to update the reasons why actual results could differ from those projected in the forward-looking statements.

PrimeEnergy Corporation (the “Company”) was organized in March, 1973, under the laws of the State of Delaware.

We are an independent oil and natural gas company engaged in acquiring, developing and producing oil and natural gas. We presently own producing and non-producing properties located primarily in Texas, Oklahoma, West Virginia, the Gulf of Mexico, New Mexico, Colorado and Louisiana. All of our oil and gas properties and interests are located in the United States. Through our subsidiaries Prime Operating Company, Southwest Oilfield Construction Company, Eastern Oil Well Service Company and EOWS Midland Company, we act as operator and provide well servicing support operations for many of the onshore oil and gas wells in which we have an interest, as well as for third parties. We own and operate properties in the Gulf of Mexico through our subsidiary Prime Offshore L.L.C., formerly F-W Oil Exploration L.L.C. We are also active in the acquisition of producing oil and gas properties through joint ventures with industry partners. Our subsidiary, PrimeEnergy Management Corporation (“PEMC”), acts as the managing general partner of eighteen oil and gas limited partnerships (the “Partnerships”), and acts as the managing trustee of two asset and income business trusts (“the Trusts”).

Exploration, Development and Recent Activities

The Company’s activities include development and exploratory drilling. Our strategy is to develop a balanced portfolio of drilling prospects that includes lower risk wells with a high probability of success and higher risk wells with greater economic potential.

As of December 31, 2011, we had net capitalized costs related to proved oil and gas properties of $137 million. Total expenditures for the acquisition, exploration and development of our properties during 2011 were $40 million of which $38 thousand related to exploration costs expensed during 2011. Proved reserves as of December 31, 2011, were 17,752 thousand barrels of oil equivalent (“Mboe”) which consisted of 77% proved developed reserves and 23% proved undeveloped reserves.

Significant 2011 activity

During 2011, we participated in drilling a total of 36 gross (22.32 net) wells, of which 35 (21.98 net) were successful completions. This included 24 development wells in our West Texas drilling program and the drilling of 6 wells in our Mid-Continent region.

We reduced debt by $23.3 million from $93.1 million at December 31, 2010 to $69.8 million as of December 31, 2011. As of December 31, 2011 we have $55.2 million available for future borrowings.

During 2011, several of our offshore properties entered into the last phase of their productive lives. In December 2011, we entered into a fixed price, turnkey contract for the plugging and abandonment of a substantial portion of our offshore properties. Field work under this contract started in March 2011 and is expected to be completed by third quarter 2012.

We believe that our diversified portfolio approach to our drilling activities results in more consistent and predictable economic results than might be experienced with a less diversified or higher risk drilling program profile.

We attempt to assume the position of operator in all acquisitions of producing properties. We will continue to evaluate prospects for leasehold acquisitions and for exploration and development operations in areas in which we own interests and are actively pursuing the acquisition of producing properties. In order to diversify and broaden our asset base, we will consider acquiring the assets or stock in other entities and companies in the oil and gas business. Our main objective in making any such acquisitions will be to acquire income producing assets so as to increase our net worth and increase our oil and gas reserve base.

We presently own producing and non-producing properties located primarily in Texas, Oklahoma, West Virginia, the Gulf of Mexico, New Mexico, Colorado and Louisiana, and we own a substantial amount of well servicing equipment. We do not own any refinery or marketing facilities, and do not currently own or lease any bulk storage facilities or pipelines other than adjacent to and used in connection with producing wells and the interests in certain gas gathering systems. All of our oil and gas properties and interests are located in the United States.

In the past, the supply of gas has exceeded demand on a cyclical basis, and we are subject to a combination of shut-in and/or reduced takes of gas production during summer months. Prolonged shut-ins could result in reduced field operating income from properties in which we act as operator.

Exploration for oil and gas requires substantial expenditures particularly in exploratory drilling in undeveloped areas, or “wildcat drilling.” As is customary in the oil and gas industry, substantially all of our exploration and development activities are conducted through joint drilling and operating agreements with others engaged in the oil and gas business.

Summaries of our oil and gas drilling activities, oil and gas production, and undeveloped leasehold, mineral and royalty interests are set forth under Item 2., “Properties,” below. Summaries of our oil and gas reserves, future net revenue and present value of future net revenue are also set forth under Item 2., “Properties—Reserves”, below.

Well Operations

Our operations are conducted through a central office in Houston, Texas, and district offices in Houston and Midland, Texas, Oklahoma City, Oklahoma, and Charleston, West Virginia. We currently operate 1,614 oil and gas wells, 361 through the Houston office, 344 through the Midland office, 411 through the Oklahoma City office and 498 through the Charleston, West Virginia office. Substantially all of the wells we operate are wells in which we have an interest.

We operate wells pursuant to operating agreements which govern the relationship between us, as operator, and the other owners of working interests in the properties, including the Partnerships, Trusts and joint venture participants. For each operated well, we receive monthly fees that are competitive in the areas of operations and also are reimbursed for expenses incurred in connection with well operations.

The Partnerships, Trusts and Joint Ventures

Since 1975, PEMC has acted as managing general partner of various partnerships, trusts and joint ventures.

PEMC, as managing general partner of the Partnerships and managing trustee of the Trusts, is responsible for all Partnership and Trust activities, the drilling of development wells and the production and sale of oil and gas from productive wells. PEMC also provides administration, accounting and tax preparation for the Partnerships and Trusts. PEMC is liable for all debts and liabilities of the Partnerships and Trusts, to the extent that the assets of a given limited partnership or trust are not sufficient to satisfy its obligations. We stopped sponsoring partnerships and trusts in 1992. Today there are only 18 partnerships and two trusts remaining. The aggregate number of limited partners in the Partnerships and beneficial owners of the Trusts now administered by PEMC is approximately 2,327.

Regulation

Regulation of Oil and Natural Gas Exploration and Production:

Exploration and production operations of oil and natural gas is subject to various types of regulations under a wide range of local, state and federal statutes, rules, orders and regulations. These regulations includes requiring permits to drill wells, maintaining bonding requirements to drill or operate wells, and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties on which wells are drilled, and the plugging and abandoning of wells. Our operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units, the density of wells that may be drilled in a given field and the unitization or pooling of oil and natural gas properties. Some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases. In addition, state conservation laws establish maximum rates of production from oil and natural gas wells, generally prohibiting the venting or flaring of natural gas and imposing certain requirements regarding the ratability of production. The effect of these regulations is to limit the amounts of oil and natural gas we can produce from our wells, and to limit the number of wells or the locations where we can drill. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of oil, natural gas and natural gas liquids within its jurisdiction. Because these statutes, rules and regulations undergo constant review and often are amended, expanded and reinterpreted, we are unable to predict the future cost or impact of regulatory compliance. The regulatory burden on the oil and gas industry increases its cost of doing business and, consequently, affects its profitability. We do not believe, however, we are affected differently by these regulations than others in the industry.

Our offshore operations are conducted on federal leases that are administered by BOEMRE and are required to comply with the regulations and orders promulgated by BOEMRE under the Outer Continental Shelf Lands Act {“OCSLA”). Among other things, we are required to obtain prior BOEMRE approval for any exploration, development and production plans for these leases. BOEMRE regulations also establish construction requirements for production facilities located on our federal offshore leases and govern the plugging and abandonment of wells and the removal of production facilities from these leases. Under limited circumstances, BOEMRE could require us to suspend or terminate operations on a federal lease.

BOEMRE also establishes the basis for royalty payments due under federal oil and natural gas leases through regulations issued under applicable statutory authority. State regulatory authorities establish similar standards for royalty payments due under state oil and natural gas leases. The basis for royalty payments established by BOEMRE and the state regulatory authorities is generally applicable to all federal and state oil and natural gas lessees. Accordingly, we believe the impact of royalty regulation on operations should generally be the same as the impact on competitors.

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

Regulation of Transportation and Sale of Natural Gas:

Historically, the transportation and sale for resale of natural gas in interstate commerce have been regulated pursuant to the Natural Gas Act of 1938, as amended (“NGA”), the Natural Gas Policy Act of 1978, as amended (“NGPA”), and regulations promulgated thereunder by the Federal Energy Regulatory Commission (“FERC”) and its predecessors. In the past, the federal government has regulated the prices at which natural gas could be sold. While sales by producers of natural gas can currently be made at uncontrolled market prices, Congress could reenact price controls in the future. Deregulation of wellhead natural gas sales began with the enactment of the NGPA. In 1989, Congress enacted the Natural Gas Wellhead Decontrol Act, as amended (the “Decontrol Act”). Effective January 1, 1993, the Decontrol Act removed all NGA and NGPA price and non-price controls affecting wellhead sales of natural gas and deregulated natural gas prices for all “first sales” of natural gas, which definition covers all sales of our own production. In addition, as part of the broad industry restructuring initiatives described below, the FERC has granted to all producers such as us a “blanket certificate of public convenience and necessity” authorizing the sale of gas for resale without further FERC approvals. As a result, all of our produced natural gas may now be sold at market prices, subject to the terms of any private contracts that may be in effect. In addition, under the provisions of the Energy Policy Act of 2005, as amended (the “2005 Act”), the NGA has been amended to prohibit any forms of market manipulation in connection with the purchase or sale of natural gas. Pursuant to the 2005 Act, the FERC established new regulations that are intended to increase natural gas pricing transparency through, among other things, requiring market participants to report their gas sales transactions annually to the FERC, and new regulations that require certain non-interstate pipelines to post daily scheduled volume information and design capacity for certain points on their systems. The 2005 Act also significantly increased the penalties for violations of the NGA and the FERC’s regulations. In 2010, the FERC issued Penalty Guidelines for the determination of civil penalties in an effort to add greater fairness, consistency and transparency to its enforcement program.

Our natural gas sales prices nevertheless continue to be affected by intrastate and interstate gas transportation regulation, because the prices we receive for our production are affected by the cost of transporting the gas to the consuming market. Through a series of comprehensive rulemakings, beginning with Order No. 436 in 1985 and continuing through Order No. 636 in 1992 and Order No. 637 in 2000, the FERC has adopted regulatory changes that have significantly altered the transportation and marketing of natural gas. These changes were intended by the FERC to foster competition by, among other things, transforming the role of interstate pipeline companies from wholesale marketers of gas to the primary role of gas transporters, and by increasing the transparency of pricing for pipeline services. The FERC has also established regulations governing the relationship of pipelines with their marketing affiliates, which essentially require that designated employees function independently of each other, and that certain information not be shared. The FERC has also implemented standards relating to the use of electronic data exchange by the pipelines to make transportation information available on a timely basis and to enable transactions to occur on a purely electronic basis.

In light of these statutory and regulatory changes, most pipelines have divested their gas sales functions to marketing affiliates, which operate separately from the transporter and in direct competition with all other merchants, and most pipelines have also implemented the large-scale divestiture of their gas gathering facilities to affiliated or non-affiliated companies. Interstate pipelines thus now generally provide unbundled, open and nondiscriminatory transportation and transportation-related services to producers, gas marketing companies, local distribution companies, industrial end users and other customers seeking such services. Sellers and buyers of gas have gained direct access to the particular pipeline services they need, and are better able to conduct business with a larger number of counterparties. We believe these changes generally have improved our access to markets while, at the same time, substantially increasing competition in the natural gas marketplace.

The OCSLA, which FERC implements as to transportation and pipeline issues, requires that all pipelines operating on or across the OCS provide open access, non-discriminatory transportation service. One of FERC’s principal goals in carrying out OCSLA’s mandate is to increase transparency in the market to provide producers and shippers on the OCS with greater assurance of open access service on pipelines located on the OCS and non-discriminatory rates and conditions of service on such pipelines.

It should be noted that FERC currently is considering whether to reformulate its test for defining non-jurisdictional gathering in the shallow waters of the OCS and, if so, what form that new test should take. The stated purpose of this initiative is to devise an objective test that furthers the goals of the NGA by protecting producers from the unregulated market power of third-party transporters of gas, while providing incentives for investment in production, gathering and transportation infrastructure offshore. While we cannot predict whether FERC’s gathering test ultimately will be revised and, if so, what form such revised test will take, any test that re-functionalizes as FERC-jurisdictional transmission facilities currently classified as gathering would impose an increased regulatory burden on the owner of those facilities by subjecting the facilities to NGA certificate and abandonment requirements and rate regulation.

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

Intrastate natural gas transportation is subject to regulation by state regulatory agencies. The basis for intrastate regulation of natural gas transportation and the degree of regulatory oversight and scrutiny given to intrastate natural gas pipeline rates and services varies from state to state. Insofar as such regulation within a particular state will generally affect all intrastate natural gas shippers within the state on a comparable basis, we believe the regulation of similarly situated intrastate natural gas transportation in any states in which we operate and ship natural gas on an intrastate basis will not affect our operations in any way that is materially different from the effect of such regulation on competitors.

Regulation of Transportation of Oil:

Our sales of crude oil, condensate and natural gas liquids are not currently regulated and are made at negotiated prices. The price received from the sale of these products is affected by the cost of transporting the products to market. Much of that transportation is through interstate common carrier pipelines. Effective January 1, 1995, the FERC implemented regulations generally grandfathering all previously approved interstate transportation rates and establishing an indexing system for those rates by which adjustments are made annually based on the rate of inflation, subject to certain conditions and limitations. These regulations may tend to increase the cost of transporting oil and natural gas liquids by interstate pipeline, although the annual adjustments may result in decreased rates in a given year. Every five years, the FERC must examine the relationship between the annual change in the applicable index and the actual cost changes experienced in the oil pipeline industry. In December 2010, to implement this required five-year re-determination, the FERC established an upward adjustment in the index to track oil pipeline cost changes and determined that the Producer Price Index for Finished Goods plus 2.65 percent should be the oil pricing index for the five-year period beginning July 1, 2011. Another FERC matter that may impact our transportation costs relates to a policy that allows a pipeline structured as a master limited partnership or similar non-corporate entity to include in its rates a tax allowance with respect to income for which there is an “actual or potential income tax liability,” to be determined on a case by case basis. Generally speaking, where the holder of a partnership unit interest is required to file a tax return that includes partnership income or loss, such unit-holder is presumed to have an actual or potential income tax liability sufficient to support a tax allowance on that partnership income. We currently do not transport any of our oil or natural gas liquids on a pipeline structured as a master limited partnership.

Intrastate oil pipeline transportation rates are subject to regulation by state regulatory commissions. The basis for intrastate oil pipeline regulation, and the degree of regulatory oversight and scrutiny given to intrastate oil pipeline rates, varies from state to state. Insofar as effective interstate and intrastate rates are equally applicable to all comparable shippers, we believe the regulation of oil transportation rates will not affect our operations in any way that is materially different from the effect of such regulation on competitors.

Further, interstate and intrastate common carrier oil pipelines must provide service on a non-discriminatory basis. Under this open access standard, common carriers must offer service to all shippers requesting service on the same terms and under the same rates. When oil pipelines operate at full capacity, access is governed by prorationing provisions set forth in the pipelines’ published tariffs. Accordingly, we believe access to oil pipeline transportation services generally will be available to us to the same extent as to competitors.

Environmental Regulations:

General. Our operations are subject to extensive federal, state and local laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. Various federal, state and local laws and regulations governing the protection of the environment, such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”), the Federal Oil Pollution Act of 1990, as amended (“OPA”), the Federal Water Pollution Control Act of 1972, as amended (the “Clean Water Act”), the Safe Drinking Water Act of 1974, as amended (the “Safe Drinking Water Act”), and the Federal Clean Air Act, as amended (the “Clean Air Act”) affect our operations and costs. In particular, exploration, development and production operations, activities in connection with storage and transportation of oil and other hydrocarbons and use of facilities for treating, processing or otherwise handling hydrocarbons and related wastes may be subject to regulation under these and similar state legislation. These laws and regulations:

•	restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities;

•	limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas; and

•	impose substantial liabilities for pollution resulting from operations.

Permits are required for the operation of our various facilities. These permits can be revoked, modified or renewed by issuing authorities. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal fines and penalties or the imposition of injunctive relief. Changes in environmental laws and regulations occur regularly, and any changes that result in more stringent and costly waste handling, storage, transport, disposal or cleanup requirements could materially adversely affect our operations and financial position, as well as those in the oil and natural gas industry in general. Although we believe that compliance with environmental regulations will not have a material adverse effect on us, risks of substantial costs and liabilities related to environmental compliance issues are part of oil and gas production operations. No assurance can be given that significant costs and liabilities will not be incurred. Also, it is possible that other developments, such as stricter environmental laws and regulations, and claims for damages to property or persons resulting from oil and gas production could result in substantial costs and liabilities to us.

The transition zone and shallow-water areas of the U.S. Gulf Coast are ecologically sensitive. Environmental issues have led to higher drilling costs and a more difficult and lengthy well permitting process. U.S. laws and regulations applicable to our operations include those controlling the discharge of materials into the environment, requiring removal and cleanup of materials that may harm the environment, requiring consistency with applicable coastal zone management plans, or otherwise relating to the protection of the environment.

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

Superfund. The CERCLA, also known as the “Superfund” law, imposes liability, without regard to fault or the legality of the original conduct, on certain persons with respect to the release of hazardous substances into the environment. These persons include the “owner” and “operator” of a site and any party that treated or disposed of or arranged for the treatment or disposal of hazardous substances found at a site. CERCLA also authorizes the Environmental Protection Agency (“EPA”), and in some cases, private parties, to undertake actions to clean up such hazardous substances, or to recover the costs of such actions from the responsible parties. In the course of ordinary operations, we have used materials and generated wastes and will continue to use materials and generate wastes that may fall within CERCLA’s definition of “hazardous substances”. We may also be an owner or operator of sites on which hazardous substances have been released. As a result, we may be responsible under CERCLA for all or part of the costs to clean up sites where such substances have been released.

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

•	to remove or remediate previously disposed wastes, including wastes disposed or released by prior owners or operators;

•	to clean up contaminated property, including contaminated groundwater; or

•	to perform remedial operations to prevent future contamination.

At this time, we do not believe that we are associated with any Superfund site and have not been notified of any claim, liability or damages under CERCLA.

Oil Pollution Act of 1990. The OPA and regulations thereunder impose liability on “responsible parties” for damages resulting from oil spills into or upon navigable waters, and adjoining shorelines or in the exclusive economic zone of the United States. Liability under OPA is strict, and under certain circumstances joint and several, and potentially unlimited. A “responsible party” includes the owner or operator of an onshore facility and the lessee or permittee of the area in which an offshore facility is located. The OPA also requires the lessee or permittee of the offshore area in which a covered offshore facility is located to establish and maintain evidence of financial responsibility in the amount of $35.0 million ($10.0 million if the offshore facility is located landward of the seaward boundary of a state) to cover liabilities related to an oil spill for which such person is statutorily responsible. The amount of required financial responsibility may be increased above the minimum amounts to an amount not exceeding $150.0 million depending on the risk represented by the quantity or quality of oil that is handled by the facility. We carry insurance coverage to meet these obligations, which we believe is customary for comparable companies in the oil and gas industry. A failure to comply with OPA’s requirements or inadequate cooperation during a spill response action may subject a responsible party to civil or criminal enforcement actions. We are not aware of any action or event that would subject us to liability under OPA and believe that compliance with OPA’s financial responsibility and other operating requirements will not have a material adverse effect on our operations.

U.S. Environmental Protection Agency. The U.S. Environmental Protection Agency regulations address the disposal of oil and natural gas operational wastes under three federal acts more fully discussed in the paragraphs that follow. The Resource Conservation and Recovery Act of 1976, as amended (“RCRA”), provides a framework for the safe disposal of discarded materials and the management of solid and hazardous wastes. The direct disposal of operational wastes into offshore waters is also limited under the authority of the Clean Water Act. When injected underground, oil and natural gas wastes are regulated by the Underground Injection Control program under the Safe Drinking Water Act. If wastes are classified as hazardous, they must be properly transported, using a uniform hazardous waste manifest, documented, and disposed at an approved hazardous waste facility. We have coverage under the Region VI National Production Discharge Elimination System Permit for discharges associated with exploration and development activities. We take the necessary steps to ensure all offshore discharges associated with a proposed operation, including produced waters, will be conducted in accordance with the permit.

Resource Conservation and Recovery Act. The RCRA is the principal federal statute governing the treatment, storage and disposal of hazardous wastes. RCRA imposes stringent operating requirements and liability for failure to meet such requirements on a person who is either a “generator” or “transporter” of hazardous waste or an “owner” or “operator” of a hazardous waste treatment, storage or disposal facility. At present, RCRA includes a statutory exemption that allows most oil and natural gas exploration and production waste to be classified as nonhazardous waste. A similar exemption is contained in many of the state counterparts to RCRA. As a result, we are not required to comply with a substantial portion of RCRA’s requirements because the operations generate minimal quantities of hazardous wastes. At various times in the past, proposals have been made to amend RCRA to rescind the exemption that excludes oil and natural gas exploration and production wastes from regulation as hazardous waste. Repeal or modification of the exemption by administrative, legislative or judicial process, or modification of similar exemptions in applicable state statutes, would increase the volume of hazardous waste we are required to manage and dispose of and would cause us to incur increased operating expenses.

Clean Water Act. The Clean Water Act and resulting regulations imposes restrictions and controls on the discharge of produced waters and other wastes into navigable waters. Permits must be obtained to discharge pollutants into state and federal waters and to conduct construction activities in waters and wetlands. Certain state regulations and the general permits issued under the Federal National Pollutant Discharge Elimination System program prohibit the discharge of produced waters and sand, drilling fluids, drill cuttings and certain other substances related to the oil and natural gas industry into certain coastal and offshore waters. Further, the EPA has adopted regulations requiring certain oil and natural gas exploration and production facilities to obtain permits for storm water discharges.

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

Safe Drinking Water Act. Underground injection is the subsurface placement of fluid through a well, such as the reinjection of brine produced and separated from oil and natural gas production. The Safe Drinking Water Act establishes a regulatory framework for underground injection, with the main goal being the protection of usable aquifers. The primary objective of injection well operating requirements is to ensure the mechanical integrity of the injection apparatus and to prevent migration of fluids from the injection zone into underground sources of drinking water. Hazardous-waste injection well operations are strictly controlled, and certain wastes, absent an exemption, cannot be injected into underground injection control wells. In Louisiana and Texas, no underground injection may take place except as authorized by permit or rule. We currently own and operate various underground injection wells. Failure to abide by the permits could subject us to civil and/or criminal enforcement. We believe we are in compliance in all material respects with the requirements of applicable state underground injection control programs and permits.

Hydraulic Fracturing. Many of our exploration and production operations depend on the use of hydraulic fracturing to enhance production from oil and gas wells. This technology involves the injection of fluids, usually consisting mostly of water but typically including small amounts of several chemical additives, as well as sand into a well under high pressure in order to create fractures in the rock that allow oil or gas to flow more freely to the wellbore. Most of our wells would not be economical without the use of hydraulic fracturing to stimulate production from the well. Hydraulic fracturing operations have historically been overseen by state regulators as part of their oil and gas regulatory programs. However, bills have recently been introduced in Congress that would subject hydraulic fracturing to federal regulation under the Safe Drinking Water Act. If adopted, these bills could result in additional permitting requirements for hydraulic fracturing operations as well as various restrictions on those operations. These permitting requirements and restrictions could result in delays in operations at well sites as well as increased costs to make wells productive. Moreover, the bills introduced in Congress would require the public disclosure of certain information regarding the chemical makeup of hydraulic fracturing fluids, many of which are proprietary to the service companies that perform the hydraulic fracturing operations. Such disclosure could make it easier for third parties to initiate litigation against us in the event of perceived problems with drinking water wells in the vicinity of an oil or gas well or other alleged environmental problems. In addition to these federal legislative proposals, some states and local governments have adopted, and others are considering adopting, regulations that could restrict hydraulic fracturing in certain circumstances, including but not limited to requirements regarding chemical disclosure, casing and cementing of wells, withdrawal of water for use in high-volume hydraulic fracturing of horizontal wells, baseline testing of nearby water wells, and restrictions on the type of additives that may be used in hydraulic fracturing operations. If these types of conditions are adopted, we could be subject to increased costs and possibly limits on the productivity of certain wells.

Greenhouse Gas. In response to recent studies suggesting that emissions of carbon dioxide and certain other gases may be contributing to warming of the Earth’s atmosphere, the U.S. Congress is actively considering legislation to reduce emissions of greenhouse gases from sources within the United States between 2012 and 2050. For example, the 110th session of Congress considered various bills that proposed a “cap and trade” scheme of regulation of greenhouse gas emissions that generally would ban emissions above a defined reducing annual cap. Covered parties would be authorized to emit greenhouse emissions through the acquisition and subsequent surrender of emission allowances that may be traded or acquired on the open market. In addition, at least 17 states have already taken legal measures to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. Most of these cap and trade programs require either major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries or gas processing plants, to acquire and surrender emission allowances. The number of allowances available for purchase is reduced each year until the overall greenhouse gas emission reduction goal is achieved.

Depending on the particular program, we could be required to purchase and surrender allowances, either for greenhouse gas emissions resulting from our operations or from combustion of oil or natural gas we produce. Although we would not be impacted to a greater degree than other similarly situated producers of oil and gas, a stringent greenhouse gas control program could have an adverse effect on our cost of doing business and could reduce demand for the oil and gas we produce.

Also, in the wake of the U.S. Supreme Court’s decision in April 2007 in Massachusetts v. Environmental Protection Agency, the EPA has begun to regulate carbon dioxide and other greenhouse gas emissions, even though Congress has yet to adopt new legislation specifically addressing emissions of greenhouse gases. In late 2009, the EPA issued a “Mandatory Reporting of Greenhouse Gases” final rule, which was amended in December 2010, establishing a new comprehensive regulation and reporting scheme for operators of stationary sources emitting certain levels of greenhouse gases, and a Final Rule finding that certain current and projected levels of greenhouse gases in the atmosphere threaten public health and welfare of current and future generations. Most recently, in late 2010, the EPA finalized new greenhouse gas reporting requirements for upstream petroleum and natural gas systems, which will be added to EPA’s greenhouse gas reporting rule.

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

Lead-Based Paints. Various pieces of equipment and structures we own may have been coated with lead-based paints as was customary in the industry at the time these pieces of equipment were fabricated and constructed. These paints may contain lead at a concentration high enough to be considered a regulated hazardous waste when removed. If we need to remove such paints in connection with maintenance or other activities and they qualify as a regulated hazardous waste, this would increase the cost of disposal. High lead levels in the paint might also require us to institute certain administrative and/or engineering controls required by the Occupational Safety and Health Act and BOEMRE to ensure worker safety during paint removal.

Air Pollution Control. The Clean Air Act and state air pollution laws adopted to fulfill its mandates provide a framework for national, state and local efforts to protect air quality. Operations utilize equipment that emits air pollutants subject to federal and state air pollution control laws. These laws require utilization of air emissions abatement equipment to achieve prescribed emissions limitations and ambient air quality standards, as well as operating permits for existing equipment and construction permits for new and modified equipment. Air emissions associated with offshore activities are projected using a matrix and formula supplied by BOEMRE, which has primacy from the EPA for regulating such emissions.

Naturally Occurring Radioactive Materials. Naturally Occurring Radioactive Materials (“NORM”) are materials not covered by the Atomic Energy Act, whose radioactivity is enhanced by technological processing such as mineral extraction or processing through exploration and production conducted by the oil and natural gas industry. NORM wastes are regulated under the RCRA framework, but primary responsibility for NORM regulation has been a state function. Standards have been developed for worker protection, treatment, storage and disposal of NORM waste, management of waste piles, containers and tanks, and limitations upon the release of NORM contaminated land for unrestricted use. We believe that our operations are in material compliance with all applicable NORM standards established by the states, as applicable.

Taxation

Our oil and gas operations are affected by federal income tax laws applicable to the petroleum industry. For U.S income tax reporting purposes, intangible drilling and development costs incurred or borne during the year are permitted to be deducted currently, rather than capitalized. As an independent producer, we are also entitled to a deduction for percentage depletion with respect to the first 1,000 barrels per day of domestic crude oil (and/or equivalent units of domestic natural gas) produced, if such percentage depletion exceeds cost depletion. Generally, this deduction is computed based upon the lesser of 100% of the net income, or 15% of the gross income from a property, without reference to the basis in the property. The amount of the percentage depletion deduction so computed which may be deducted in any given year is limited to 65% of taxable income. Any percentage depletion deduction disallowed due to the 65% of taxable income test may be carried forward indefinitely.

See Notes 1 and 9 to the consolidated financial statements included in this Report for a discussion of accounting for income taxes.

Competition and Markets

The business of acquiring producing properties and non-producing leases suitable for exploration and development is highly competitive. Our competition, in our efforts to acquire both producing and non-producing properties, include oil and gas companies, independent concerns, income programs and individual producers and operators, many of which have financial resources, staffs and facilities substantially greater than those available to us. Furthermore, domestic producers of oil and gas must not only compete with each other in marketing their output, but must also compete with producers of imported oil and gas and alternative energy sources such as coal, nuclear power and hydroelectric power. Competition among petroleum companies for favorable oil and gas properties and leases can be expected to increase.

The availability of a ready market for any oil and gas produced by us at acceptable prices per unit of production will depend upon numerous factors beyond our control, including the extent of domestic production and importation of oil and gas, the proximity of our producing properties to gas pipelines and the availability and capacity of such pipelines, the marketing of other competitive fuels, fluctuation in demand, governmental regulation of production, refining, transportation and sales, general national and worldwide economic conditions, and use and allocation of oil and gas and their substitute fuels. There is no assurance that we will be able to market all of the oil or gas produced by us or that favorable prices can be obtained for the oil and gas production.

Major Customers

Listed below are the percent of our total oil and gas sales made to each of our customers whose purchases represented more than 10% of our oil and gas sales in 2011.

Oil Purchasers:
Plains All American Inc.	58%
Texon Distributing L.P.	15%
Gas Purchasers:
Atlas Pipeline Mid-Continent	35%
Unimark LLC	15%

Although there are no long-term purchasing agreements with these purchasers, we believe that they will continue to purchase our oil and gas products and, if not, could be readily replaced by other purchasers.

Employees

At March 1, 2012, we had 228 full-time and 6 part-time employees, 16 of whom were employed at our principal offices in Stamford, Connecticut, 35 in Houston, Texas, at the offices of Prime Operating Company, Eastern Oil Well Service Company, EOWS Midland Company and Prime Offshore L.L.C., and 183 employees who were primarily involved in our district operations in Houston and Midland, Texas, Oklahoma City, Oklahoma and Charleston, West Virginia.

Item 1A.	RISK FACTORS.

Natural gas and oil prices fluctuate widely, and low prices for an extended period of time are likely to have a material adverse impact on our business.

Our revenues, operating results, financial condition and ability to borrow funds or obtain additional capital depend substantially on prevailing prices for natural gas and, to a lesser extent, oil. Lower commodity prices may reduce the amount of natural gas and oil that we can produce economically. Historically, natural gas and oil prices and markets have been volatile, with prices fluctuating widely, and they are likely to continue to be volatile. Natural gas prices decreased from an average price of $4.37 per million British thermal units (“Mmbtu”) in 2010 to an average price of $4.00 per Mmbtu in 2011. Oil prices increased from an average price of $79.48 per barrel in 2010 to an average price of $94.88 per barrel in 2011. Depressed prices in the future would have a negative impact on our future financial results.

Prices for natural gas and oil are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for natural gas and oil, market uncertainty and a variety of additional factors that are beyond our control. These factors include:

•	the level of consumer product demand;

•	weather conditions;

•	political conditions in natural gas and oil producing regions, including the Middle East;

•	the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

•	the price of foreign imports;

•	actions of governmental authorities;

•	pipeline capacity constraints;

•	inventory storage levels;

•	domestic and foreign governmental regulations;

•	the price, availability and acceptance of alternative fuels; and

•	overall economic conditions.

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

Reserve engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact manner. The process of estimating quantities of proved reserves is complex and inherently uncertain, and the reserve data included in this document are only estimates. The process relies on interpretations of available geologic, geophysical, engineering and production data. As a result, estimates of different engineers may vary. In addition, the extent, quality and reliability of this technical data can vary. The differences in the reserve estimation process are substantially due to the geological conditions in which the wells are drilled. The process also requires certain economic assumptions, some of which are mandated by the SEC, such as natural gas and oil prices. Additional assumptions include drilling and operating expenses, capital expenditures, taxes and availability of funds. The accuracy of a reserve estimate is a function of:

•	the quality and quantity of available data;

•	the interpretation of that data;

•	the accuracy of various mandated economic assumptions; and

•	the judgment of the persons preparing the estimate.

Results of drilling, testing and production subsequent to the date of an estimate may justify revising the original estimate. Accordingly, initial reserve estimates often vary from the quantities of natural gas and oil that are ultimately recovered, and such variances may be material. Any significant variance could reduce the estimated quantities and present value of our reserves

You should not assume that the present value of future net cash flows from our proved reserves is the current market value of our estimated natural gas and oil reserves. In accordance with SEC requirements, we base the estimated discounted future net cash flows from our proved reserves on the twelve-month average oil and gas index prices, calculated as the unweighted arithmetic average for the first day of the month price for each month, and costs in effect on the date of the estimate, holding the prices and costs constant throughout the life of the properties. Actual future prices and costs may differ materially from those used in the net present value estimate, and future net present value estimates using then current prices and costs may be significantly less than the current estimate. In addition, the 10% discount factor we use when calculating discounted future net cash flows for reporting requirements in compliance with the Financial Accounting Standards Board (“FASB”) in Accounting Standards Codification Section 932 may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the natural gas and oil industry in general.

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

We may not be insured against all of the operating risks to which we are exposed.

We maintain insurance coverage against certain, but not all, hazards that could arise from our operations both onshore and offshore. Such insurance is believed to be reasonable for the hazards and risks faced by us. We do not carry business interruption insurance. In addition pollution and environmental risks are not fully insurable. The occurrence of an event not fully covered by insurance could have a material adverse effect on our financial position, results of operations and cash flows.

As of December 31, 2011, we maintain for offshore operations total excess liability insurance with limits of $35 million per occurrence and in the aggregate covering certain general liability and certain “sudden and accidental” environmental risks with a deductible of $10,000 per occurrence, subject to all terms, restrictions and sub-limits of the policies. We also maintain for onshore operations total excess liability insurance with limits of $20 million per occurrence and in the aggregate covering certain general liability and certain “sudden and accidental” environmental risks with a deductible of $10,000 per occurrence, subject to all terms, restrictions and sub-limits of the policies. We maintain general liability insurance limits of $1 million per occurrence and $2 million in the aggregate for both our onshore as well as our offshore operations.

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

We seek to protect ourselves from some but not all operating hazards through insurance coverage. However, some risks are either not insurable or insurance is available only at rates that we consider uneconomical. Those risks include pollution liability in excess of limits sufficient to meet the legal financial responsibility requirement of the BOEMRE as prescribed under the OPA and individual state legal financial responsibility requirements.

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

Federal and state legislation and regulatory initiatives related to hydraulic fracturing could result in increased costs and operating restrictions or delays.

Bills have recently been introduced in Congress that would subject hydraulic fracturing to federal regulation under the Safe Drinking Water Act. If adopted, these bills could result in additional permitting requirements for hydraulic fracturing operations as well as various restrictions on those operations. These permitting requirements and restrictions could result in delays in operations at well sites as well as increased costs to make wells productive. Moreover, the bills introduced in Congress would require the public disclosure of certain information regarding the chemical makeup of hydraulic fracturing fluids, many of which are proprietary to the service companies that perform the hydraulic fracturing operations. Such disclosure could make it easier for third parties to initiate litigation against us in the event of perceived problems with drinking water wells in the vicinity of an oil or gas well or other alleged environmental problems. In addition to these federal legislative proposals, some states and local governments have adopted, and others are considering adopting, regulations that could restrict hydraulic fracturing in certain circumstances, including requirements regarding chemical disclosure, casing and cementing of wells, withdrawal of water for use in high-volume hydraulic fracturing of horizontal wells, baseline testing of nearby water wells, and restrictions on the type of additives that may be used in hydraulic fracturing operations. If these types of conditions are adopted, we could be subject to increased costs and possibly limits on the productivity of certain wells.

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

Item 1B.	UNRESOLVED STAFF COMMENTS.

We are a smaller reporting company and therefore no response is required pursuant to this Item.

Item 2.	PROPERTIES.

Our executive offices are located in leased premises at One Landmark Square, Stamford, Connecticut. The executive offices of Prime Operating Company, Eastern Oil Well Service Company, EOWS Midland Company and Prime Offshore L.L.C., are located in leased premises in Houston, Texas, and the offices of Southwest Oilfield Construction Company are in Oklahoma City, Oklahoma.

We maintain district offices in Houston and Midland, Texas, Oklahoma City, Oklahoma and Charleston, West Virginia, and have field offices in Carrizo Springs and Midland, Texas, Kingfisher and Garvin, Oklahoma and Orma, West Virginia.

Substantially all of our oil and gas properties are subject to a mortgage given to collateralize indebtedness or are subject to being mortgaged upon request by our lenders for additional collateral.

The information set forth below concerning our properties, activities, and oil and gas reserves include our interests in affiliated entities.

The following table sets forth the exploratory and development drilling experience with respect to wells in which we participated during the three years ended December 31, 2011.

	2011		2010		2009
	Gross	Net	Gross	Net	Gross	Net
Exploratory:
Oil	—	—	—	—	—	—
Gas	—	—	—	—	—	—
Dry	—	—	—	—	—	—
Development:
Oil	35	21.98	47	19.96	13	11.74
Gas	—	—	—	—	—	—
Dry	1	0.34	—	—	—	—
Total:
Oil	35	21.98	47	19.96	13	11.74
Gas	—	—	—	—	—	—
Dry	1	0.34	—	—	—	—

	36	22.32	47	19.96	13	11.74

Oil and Gas Production

As of December 31, 2011, we had ownership interests in the following numbers of gross and net producing oil and gas wells and gross and net producing acres (1).

	Gross	Net
Producing wells(1):
Oil Wells	853	377
Gas Wells	982	501
Producing Acres	318,561	108,722

(1)

A gross well or gross acre is a well or an acre in which a working interest is owned. A net well or net acre is the sum of the fractional revenue interests owned in gross wells or gross acres. Wells are classified by their primary product. Some wells produce both oil and gas.

The following table shows our net production of oil and natural gas for each of the three years ended December 31, 2011. “Net” production is net after royalty interests of others are deducted and is determined by multiplying the gross production volume of properties in which we have an interest by percentage of the leasehold, mineral or royalty interest owned by us.

	2011	2010	2009
Oil (barrels)	628,000	627,000	640,000
Gas (Mcf)	5,000,000	5,939,000	7,129,000

The following table sets forth our average sales price per barrel of oil and average sales prices per one thousand cubic feet (“Mcf”) of gas, together with our average production costs per unit of production for the three years ended December 31, 2011.

	2011	2010	2009
Average sales price per barrel	$92.13	$75.11	$59.16
Average sales price per Mcf	7.63	6.43	4.42
Average production costs per net equivalent barrel (1)	25.25	21.64	18.32

(1)	Net equivalent barrels are computed at a rate of 6 Mcf per barrel.

Average oil and gas prices received excluding the impact of derivatives were:

	2011	2010	2009
Oil Price per barrel	$90.04	$75.81	$56.80
Gas Price per Mcf	6.38	5.75	4.42

Undeveloped Acreage

The following table sets forth the approximate gross and net undeveloped acreage in which we have leasehold, mineral and royalty interests as of December 31, 2011. “Undeveloped acreage” is that acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves.

	Leasehold Interests		Mineral Interests		Royalty Interests
State	Gross Acres	Net Acres	Gross Acres	Net Acres	Gross Acres	Net Acres
Colorado	—	—	799	23	—	—
Montana	—	—	14,304	60	—	—
Nebraska	—	—	2,554	331	—	—
North Dakota	—	—	640	1	—	—
Oklahoma	3,696	1,662	320	—	2,880	24
Texas	2,560	2,184	640	2	—	—
Wyoming	—	—	—	—	140	35

TOTAL	6,256	3,846	19,257	417	3,020	59

Reserves

Our interests, including the interests held by the Partnerships, in proved developed and undeveloped oil and gas properties have been evaluated by Ryder Scott Company, L.P. for each of the three years ended December 31, 2011. The professional qualifications of the technical persons primarily responsible for overseeing the preparation of the reserves estimates can be found in Exhibit 99.1, the Ryder Scott Company, L.P. Report on Registrant’s Reserves Estimates. In matters related to the preparation of our reserve estimates, our district managers report to the Houston Central manager, who maintains oversight and compliance responsibility for the internal reserve estimate process and provides oversight for the annual preparation of reserve estimates of 100% of our year-end reserves by our independent third party engineers, Ryder Scott Company, L.P. The members of our district and central groups consist of degreed engineers, geologists and geophysicists and technicians with between approximately ten and thirty-five years of industry experience, and between three and twenty years managing our reserves. Our Houston Central manager, the technical person primarily responsible for overseeing the preparation of reserves estimates, has over twenty-five years of experience, holds a Bachelor of Science degree in Natural Gas Engineering and is a member of the Society of Petroleum Engineers and American Association of Petroleum Geologists. See Part II, Item 8., “Financial Statements and Supplementary Data”, for additional discussions regarding proved reserves and their related cash flows.

All of our reserves are located within the continental United States. The following table summarizes our oil and gas reserves at each of the respective dates:

	Reserve Category
	Proved Developed		Proved Undeveloped		Total
As of December 31,	Oil (bbls)	Gas (Mcf)	Oil (bbls)	Gas (Mcf)	Oil (bbls)	Gas (Mcf)
2009	4,476,000	38,389,000	1,611,000	7,024,000	6,087,000	45,413,000
2010	5,233,000	41,946,000	2,652,000	11,400,000	7,885,000	53,346,000
2011	6,418,000	43,631,000	2,435,000	9,765,000	8,853,000	53,396,000

Our proved undeveloped reserves as of December 31, 2009 consisted of 54 in-fill drilling locations in our West Texas drilling program. During 2010 we drilled 43 West Texas wells and acquired additional leasehold in the area. Proved undeveloped reserves as of December 31, 2010 included 75 in-fill drilling locations in our West Texas drilling program. During 2011 we drilled 24 West Texas wells and acquired additional leasehold in the area. Proved undeveloped reserves as of December 31, 2011 included 64 in-fill drilling locations in our West Texas drilling program and 5 drilling locations in our Mid-Continent region. As of March 1, 2012 we have drilled 6 of those wells. We have no proved undeveloped reserves that remain undeveloped for five years or more.

The estimated future net revenue (using current prices and costs as of those dates) and the present value of future net revenue (at a 10% discount for estimated timing of cash flow) for our proved developed and proved undeveloped oil and gas reserves at the end of each of the three years ended December 31, 2011, are summarized as follows (in thousands of dollars):

	Proved Developed		Proved Undeveloped		Total
As of December 31,	Future Net Revenue	Present Value 10 Of Future Net Revenue	Future Net Revenue	Present Value 10 Of Future Net Revenue	Future Net Revenue	Present Value 10 Of Future Net Revenue	Present Value 10 Of Future Income Taxes	Standardized Measure of Discounted Cash flow
2009	$178,272	$110,613	$44,792	$10,388	$223,064	$121,001	$18,260	$102,742
2010	282,004	168,095	100,934	26,696	382,938	194,791	48,307	146,484
2011	394,662	217,900	121,547	35,256	516,209	253,156	68,648	184,508

The PV 10 Value represents the discounted future net cash flows attributable to our proved oil and gas reserves before income tax, discounted at 10%. Although this measure is not in accordance with generally accepted accounting principles (“GAAP”), we believe that the presentation of the PV 10 Value is relevant and useful to investors because it presents the discounted future net cash flow attributable to proved reserves prior to taking into account corporate future income taxes and the current tax structure. We use this measure when assessing the potential return on investment related to oil and gas properties. The PV 10 of future income taxes represents the sole reconciling item between this non-GAAP PV 10 Value versus the GAAP measure presented in the standardized measure of discounted cash flow. A reconciliation of these values is presented in the last three columns of the table above. The standardized measure of discounted future net cash flows represents the present value of future cash flows attributable to proved oil and natural gas reserves after income tax, discounted at 10%.

“Proved developed” oil and gas reserves are reserves that can be expected to be recovered from existing wells with existing equipment and operating methods. “Proved undeveloped” oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Our reserves include amounts attributable to non-controlling interests in the Partnerships. These interests represent less than 10% of our reserves.

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

The range of Henry Hub daily gas prices per Mmbtu during the year 2011 was a low of $2.84 and a high of $4.92 and the average was $4.00. The range during the first two months of 2012 has been from $2.23 to $2.97 with an average of $2.57. The recent futures market prices have traded in the range of $3.00 per Mmbtu.

The range of NYMEX oil prices per barrel during the year 2011 was a low of $75.40 and a high of $113.39 and the average was $94.88. The range during the first two months of 2012 has been from $96.36 to $109.39, with an average of $101.74. The recent futures market prices have fluctuated around $106.00 per barrel.

While it may reasonably be anticipated that the prices received for the sale of our production may be higher or lower than the prices used in this evaluation, as described above, and the operating costs relating to such production may also increase or decrease from existing levels, such possible changes in prices and costs were, in accordance with rules adopted by the SEC, omitted from consideration in making this evaluation for the SEC case. Actual volumes produced, prices received and costs incurred may vary significantly from the SEC case.

Since January 1, 2012, we have not filed any estimates of our oil and gas reserves with, nor were any such estimates included in any reports to, any federal authority or agency, other than the Securities and Exchange Commission.

District Information

The following table presents certain reserve, production and well information as of December 31, 2011.

	Appalachian	Gulf Coast	Mid- Continent	West Texas	Offshore	Other	Total
Proved Reserves at Year End (Mboe)
Developed	1,214	915	3,055	8,219	1	194	13,598
Undeveloped	—	—	125	3,936	—	—	4,061

Total	1,214	915	3,180	12,155	1	194	17,659

Average Daily Production (Boe per day)	388	486	871	1,954	226	79	4,004

Gross Wells	734	392	726	535	16	123	2,526
Net Wells	385	172	265	168	7	19	1,017
Gross Operated Wells	498	289	411	344	14	58	1,614

In several of our regions we operate field service groups to service our operated wells and locations as well as third party operators in the area. These services consist of well service support, site preparation and construction services for drilling and workover operations. Our operations are performed utilizing workover or swab rigs, water transport trucks, saltwater disposal facilities, various land excavating equipment and trucks we own and that are operated by our field employees.

Appalachian Region

Our Appalachian activities are concentrated primarily in West Virginia. This region is managed from our office in Charleston, West Virginia. Our assets in this region include a large acreage position and a high concentration of wells. At December 31, 2011, we had 734 wells (385 net), of which 498 wells are operated by us. There are multiple producing intervals that include the Big Lime, Injun, Blue Monday, Weir, Berea, Gordon and Devonian Shale formations at depths primarily ranging from 1,600 to 5,600 feet. Average net daily production in 2011 was 388 Boe. While natural gas production volumes from Appalachian reservoirs are relatively low on a per-well basis compared to other areas of the United States, the productive life of Appalachian reserves is relatively long. At December 31, 2011, we had 1,214 Mboe of proved reserves (substantially all natural gas) in the Appalachian region, constituting 7% of our total proved reserves. We operate a small field service group in this region utilizing one workover rig, one paraffin truck, one saltwater hauling truck and limited excavating equipment to primarily service our own operated wells and locations. As of March 1, 2012 the Appalachian region has no wells in the process of being drilled, no waterfloods in the process of being installed and no other related activities of material importance.

Gulf Coast Region

Our development, exploitation, exploration and production activities in the Gulf Coast region are primarily concentrated in Louisiana, southeast Texas and south Texas. This region is managed from our office in Houston, Texas. Principal producing intervals are in the Marg Tex, Wilcox, Pettit, Glenrose, Woodbine, San Miguel, Olmos, and Yegua formations at depths ranging from 3,000 to 12,500 feet. We had 392 wells (172 net) in the Gulf Coast region as of December 31, 2011, of which 289 wells are operated by us. Average daily production in 2011 was 486 Boe. At December 31, 2011, we had 915 Mboe of proved reserves (36% oil) in the Gulf Coast region, which represented 5% of our total proved reserves. We operate a field service group in this region from a field office in Carrizo Springs, Texas utilizing 3 workover rigs, 16 water transport trucks, one saltwater disposal well and several trucks and excavating equipment. Services including well service support, site preparation and construction services for drilling and workover operations are provided to third party operators as well as utilized in our own operated wells and locations. As of March 1, 2012 the Gulf Coast region has no wells in the process of being drilled, no waterfloods in the process of being installed and no other related activities of material importance.

Mid-Continent Region

Our Mid-Continent activities are concentrated in central Oklahoma. This region is managed from our office in Oklahoma City, Oklahoma. As of December 31, 2011, we had 726 wells (265 net) in the Mid-Continent area, of which 411 wells are operated by us. Principal producing intervals are in the Roberson, Avant, Skinner, Sycamore, Bromide, McLish, Hunton, Mississippian, Oswego, Red Fork, and Chester formations at depths ranging from 1,100 to 10,500 feet. Average net daily production in 2011 was 871 Boe. At December 31, 2011, we had 3,180 Mboe of proved reserves (43% oil) in the Mid-Continent area, or 18% of our total proved reserves. We operate a field service group in this region from a field office in Kingfisher, Oklahoma utilizing 4 workover rigs, one swab rig, one saltwater hauling truck and several trucks and excavating equipment. Services including well service support, site preparation and construction services for drilling and workover operations are provided to third party operators as well as utilized in our own operated wells and locations. As of March 1, 2012 the Mid-Continent region has no wells in the process of being drilled and two awaiting completion, no waterfloods in the process of being installed and no other related activities of material importance.

West Texas Region

Our West Texas activities are concentrated in the Permian Basin in Texas and New Mexico. This region is managed from our office in Midland, Texas. As of December 31, 2011, we had 535 wells (168 net) in the West Texas area, of which 344 wells are operated by us. Principal producing intervals are in the Spraberry, Wolfcamp and San Andres formations at depths ranging from 5,500 to 12,500 feet. Average net daily production in 2011 was 1,954 Boe. At December 31, 2011, we had 12,155 Mboe of proved reserves (58% oil) in the West Texas area, or 69% of our total proved reserves. We operate a field service group in this region utilizing 7 workover rigs, one pump truck, one saltwater hauling truck and several trucks and excavating equipment. Services including well service support, site preparation and construction services for drilling and workover operations are provided to third party operators as well as utilized in our own operated wells and locations. As of March 1, 2012 the West Texas region has one well in the process of being drilled and one awaiting completion, no waterfloods in the process of being installed and no other related activities of material importance.

Offshore Gulf of Mexico

Our development, exploitation, exploration and production activities in the Offshore Gulf of Mexico are primarily concentrated in the Western Gulf area in shallow water. This region is managed from our office in Houston, Texas. Principal producing intervals are in the Pleistocene to Miocene formations at depths ranging from 750 to 12,500 feet. We had 16 wells (7 net) in the Offshore Gulf of Mexico region as of December 31, 2011, of which 14 wells are operated by us. Average daily production in 2011 was 226 Boe. During 2011, several of our offshore properties entered into the last phase of their productive lives. At December 31, 2011, we had 1 Mboe of proved reserves (substantially all natural gas) in the Offshore Gulf of Mexico region. As of March 1, 2012 the Offshore Gulf of Mexico region has no wells in the process of being drilled and has begun plugging and abandoning a substantial portion of its offshore properties under a fixed price contract. All work under this contract is expected to be completed in 2012.

Acreage subject to expiration in the next three years;

	2012		2013		2014
State / Area	Gross	Net	Gross	Net	Gross	Net
Texas	69	52	—	—	194	146
West Virginia	278	222	—	—	—	—

TOTAL	347	274	—	—	194	146

Item 3.	LEGAL PROCEEDINGS.

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed and principally traded on the NASDAQ Stock Market under the ticker symbol “PNRG”. The following table presents the high and low closing prices per share of our common stock during certain periods, as reported in the consolidated transaction reporting system.

	High	Low
2011
First Quarter	$30.00	$19.04
Second Quarter	28.51	22.30
Third Quarter	26.20	17.07
Fourth Quarter	23.83	15.26
2010
First Quarter	$37.12	$24.22
Second Quarter	29.00	15.98
Third Quarter	23.40	17.71
Fourth Quarter	22.14	17.68

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

As of March 20, 2012, there were 640 registered holders of the common stock.

No dividends have been declared or paid during the past two years on our common stock. Provisions of our line of credit agreement restrict our ability to pay dividends. Such dividends may be declared out of funds legally available therefore, when and as declared by our Board of Directors.

Issuer Purchases of Equity Securities

In December 1993, we announced that the Board of Directors authorized a stock repurchase program whereby we may purchase outstanding shares of the common stock from time-to-time, in open market transactions or negotiated sales. A total of 3,000,000 shares have been authorized, to date, under this program. Through December 31, 2011, a total of 2,844,587 shares have been repurchased under this program for $39,777,242 at an average price of $13.98 per share. Additional purchases of shares may occur as market conditions warrant. We expect future purchases will be funded with internally generated cash flow or from working capital.

2011 Month	Number of Shares	Average Price Paid per share	Maximum Number of Shares that May Yet Be Purchased Under The Program at Month-End
January	17,225	$19.44	238,372
February	12,110	24.08	226,262
March	12,492	26.61	213,770
April	5,227	27.63	208,543
May	1,788	27.17	206,755
June	1,152	23.55	205,603
July	8,702	24.26	196,901
August	6,544	20.93	190,357
September	5,484	19.25	184,873
October	5,459	19.65	179,414
November	18,476	19.91	160,938
December	5,525	21.02	155,413

Total / Average	100,184	$22.20

Item 6.	SELECTED FINANCIAL DATA

We are a smaller reporting company and therefore no response is required pursuant to this Item.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist you in understanding our results of operations and our present financial condition. Our Consolidated Financial Statements and the accompanying Notes to the Consolidated Financial Statements included elsewhere in this Report contains additional information that should be referred to when reviewing this material. Our subsidiaries are listed in Note 1 to the Consolidated Financial Statements.

Overview:

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

Liquidity And Capital Resources:

Net cash provided by operating activities for the year ended December 31, 2011 was $41 million, compared to $62 million in the prior year. Excluding the effects of significant unforeseen expenses or other income, our cash flow from operations fluctuates primarily because of variations in oil and gas production and prices or changes in working capital accounts. Our oil and gas production will vary based on actual well performance but may be curtailed due to factors beyond our control. Hurricanes in the Gulf of Mexico may shut down our production for the duration of the storm’s presence in the Gulf or damage production facilities so that we cannot produce from a particular property for an extended amount of time. In addition, downstream activities on major pipelines in the Gulf of Mexico can also cause us to shut-in production for various lengths of time.

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

The Company has in place both a stock repurchase program and a limited partnership interest repurchase program. Spending under these programs in 2011 was $2.4 million. The Company expects continued spending under these programs in 2012.

As of March 1, 2012, the Company maintains a credit facility totaling $250 million, with a borrowing base of $125 million. The bank reviews the borrowing base semi-annually and, at their discretion, may decrease or propose an increase to the borrowing base relative to a redetermined estimate of proved oil and gas reserves. Our oil and gas properties are pledged as collateral for the line of credit and we are subject to certain financial and operational covenants defined in the agreement. We are currently in compliance with these covenants. If we do not comply with these covenants on a continuing basis, the lenders have the right to refuse to advance additional funds under the facility and/or declare all principal and interest immediately due and payable.

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

Results of Operations:

2011 and 2010 Compared

We reported net income for 2011 of $4.81 million, or $1.75 per share. During 2010, we reported net income of $2.75 million, or $0.94 per share. Net income increased in 2011 by $2.06 million or 75%, primarily due to increased operating revenues and a decrease in interest expense partially offset by increased lease operating and depreciation and depletion expenses and income tax expenses. Operating revenues increased by $8.91 million in 2011 as compared to 2010 largely due to an increase in our price per barrel realized on crude oil sales and realized gains on derivative instruments.

The significant components of net income are discussed below.

Oil and gas sales increased $6.74 million, or 8% from $81.69 million for the year ended December 31, 2010 to $88.43 million for the year ended December 31, 2011. Crude oil and natural gas sales vary due to changes in volumes of production sold and realized commodity prices. Our realized prices at the well head increased an average of $14.22 per barrel, or 19% on crude oil and $0.63 per mcf, or 11% on natural gas during 2011 as compared to 2010.

Our crude oil production remained relativity flat increasing slightly by 1,000 barrels from 627,000 barrels for the year ended December 31, 2010 to 628,000 barrels for the year ended December 31, 2011. Our natural gas production decreased by 939 Mmcf, or 16% from 5,939 Mmcf for the year ended December 31, 2010 to 5,000 Mmcf for the year ended December 31, 2011. The net increase in crude oil production volumes are a result of recent drilling success in West Texas and the Gulf Coast regions as we place new wells into production partially offset by the natural decline of existing properties. The natural gas volume decreases are primarily due to the natural decline of the primary natural gas producing offshore properties, slightly offset by natural gas production from wells in the West Texas region recently placed into production.

The following table summarizes the primary components of production volumes and average sales prices realized for the years ended December 31, 2011 and 2010 (excluding realized gains and losses from derivatives).

	Year Ended December 31,		Increase (Decrease)
	2011	2010	Amount	Percent
Barrels of Oil Produced	628,000	627,000	1,000	0%
Average Price Received (excluding the impact of derivatives)	$90.04	$75.82	$14.22	19%

Oil Revenue (In 000’s)	$56,544	$47,535	$9,009	19%
Mcf of Gas Produced	5,000,000	5,939,000	(939,000)	(16%)
Average Price Received (excluding the impact of derivatives)	$6.38	$5.75	$0.63	11%

Gas Revenue (In 000’s)	$31,885	$34,150	$(2,265)	(7%)

Total Oil & Gas Revenue (In 000’s)	$88,429	$81,685	$6,744	8%

Realized net gains on derivative instruments include net gains of $7.6 million on the settlements of crude oil and natural gas derivatives for the year ended December 31, 2011. During 2011, we unwound and monetized crude oil swaps and collars with original settlement dates from September 2011 through December 2014 for net proceeds of $3.4 million and natural gas swaps with original settlement dates from October 2011 through December 2012 for net proceeds of $2.9 million. The $6.3 million gain associated with these early settlement transactions is included in realized gain on derivative instruments for the year ended December 31, 2011.

Oil and gas prices received including the impact of derivatives but excluding the early settlement transactions were:

	Year Ended December 31,		Increase (Decrease)
	2011	2010	Amount	Percent
Oil Price	$86.72	$75.11	$11.61	15%
Gas Price	$7.06	$6.43	$0.63	10%

We do not apply hedge accounting to any of our commodity based derivatives thus changes in the fair market value of commodity contracts held at the end of a reported period, referred to as mark-to-market adjustments, are recognized as unrealized gains and losses in the accompanying consolidated statements of operations. As oil and natural gas prices remain volatile, mark-to-market accounting treatment creates volatility in our revenues. During the year ended December 31, 2011, we recognized $0.9 million in unrealized losses. This unrealized loss primarily relates to held crude oil fixed swaps and collars associated with future production due to an increase in crude oil futures market prices between January 1, 2011 and December 31, 2011.

Field service income increased $0.58 million, or 3% from $22.62 million for the year ended December 31, 2010 to $23.20 million for the year ended December 31, 2011. This increase includes an increase of $3.57 million in field service operations as a direct result of upturns in utilization of equipment and the market allowing us to charge higher rates to customers. Workover rig services represent the bulk of our field service operations, and those rates all increased in our most active districts. Utilization of our workover rigs increased in all districts and water hauling and disposal services increased in our South Texas district. This increase in field service operations is largely offset in 2011 by a decrease of $2.99 million in gas transportation revenues. During 2010, we recognized an additional $5.43 million in gas transportation revenues associated with our offshore properties in which it was determined we could recover a portion of the cost of our pipelines. During 2011, we received approvals for additional recoverable amounts and recognized an additional $2.59 million in gas transportation revenues from such cost recoveries.

Lease operating expense increased $1.91 million, or 5% from $34.98 million for the year ended December 31, 2010 to $36.90 million for the year ended December 31, 2011. This increase is primarily due to higher salt water disposal costs, production taxes and chemical expenses associated with new wells coming on line from the recent drilling success in West Texas, partially offset by decreased operating expenses on the offshore properties and decreased expensed workovers across all districts during 2011.

Field service expense increased $2.93 million, or 20% from $14.32 million for the year ended December 31, 2010 to $17.24 million for the year ended December 31, 2011. Field service expenses primarily consist of salaries and vehicle operating expenses which have increased $1.61 million and $1.23 million, respectively, during the year ended December 31, 2011 over the same period of 2010 as a direct result of increased services and utilization of the equipment.

Depreciation, depletion, amortization and accretion on discounted liabilities increased $2.71 million from $45.69 million, or 6% for the year ended December 31, 2010 to $48.40 million for the year ended December 31, 2011. Included in this increase is approximately $0.97 million for the year ended December 31, 2011 related to an increased depletion rate recognized during 2011 associated with offshore properties driven by a decrease in estimated remaining economic reserves as several of our offshore properties enter into the last phase of their productive lives. The remaining increase of $1.74 million for the year ended December 31, 2011 primarily relates to the increased production with new wells coming on line from the recent drilling success in West Texas.

General and administrative expense increased $1.43 million, or 11% from $13.46 million for the year ended December 31, 2010 to $14.89 million for the year ended December 31, 2011. This slight increase is largely due to increased personnel costs in 2011. The largest component of these personnel costs was salaries, however engineering consultants, rent and employee related taxes and insurance also contributed to the increase.

Gain on sale and exchange of assets of $1.60 million for the year ended December 31, 2011 consists of $1.10 million related to sales of non-producing acreage and non-core producing properties combined with $0.50 million related to undeveloped acreage sold into a joint venture.

Interest expense decreased $2.94 million, or 44% from $6.65 million for the year ended December 31, 2010 to $3.71 million for the year ended December 31, 2011. This decrease includes the reduction of interest expense of $1.21 million for the year ended December 31, 2011 associated with interest on the subordinated credit facility with a related party private lender which was paid off in June 2011. The remaining decrease of $1.73 million for the year ended December 31, 2011 relates to reduced weighted average interest rates and less average debt outstanding during the 2011 period. The average interest rate paid on outstanding bank borrowings subject to interest during 2011 and 2010 were 4.78% and 6.11%, respectively. As of December 31, 2011 and 2010, the total outstanding borrowings were $69.80 million and $93.10 million, respectively.

A provision for income taxes of $1.28 million, or an effective tax rate of 21% was recorded for the year ended December 31, 2011 verses a provision of $1.00 million, or an effective tax rate of 27% for the year ended December 31, 2010. Our provision for income taxes varies from the federal statutory tax rate of 34% primarily due to percentage depletion. We are entitled to percentage depletion on certain of our wells, which is calculated without reference to the basis of the property. To the extent that such depletion exceeds a property’s basis it creates a permanent difference, which lowers our effective rate. The lower effective tax rate in 2011 is primarily due to larger percentage depletion deductions in excess of basis.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company and therefore no response is required pursuant to this Item.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

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

Members of our management, including our chief executive officer and chief financial officer, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of December 31, 2011, the end of the period covered by this Report. Based upon that evaluation, these officers concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2011.

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

There have been no changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	OTHER INFORMATION.

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information relating to the Company’s Directors, nominees for Directors and executive officers will be included in the Company’s definitive proxy statement relating the Company’s Annual Meeting of Stockholders to be held in May, 2012 which will be filed with the U.S. Securities and Exchange Commission within 120 days of December 31, 2011, and which is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION.

Information relating to executive compensation will be included in the Company’s definitive proxy statement relating to the Company’s Annual Meeting of Stockholders to be held in May, 2012, which will be filed with the U. S. Securities and Exchange Commission within 120 days of December 31, 2011, and which is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information relating to security ownership of certain beneficial owners and management will be included in the Company’s definitive proxy statement relating to the Company’s Annual Meeting of Stockholders to be held in May, 2012, which will be filed with the U. S. Securities and Exchange Commission within 120 days of December 31, 2011, and which is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information relating to certain transactions by Directors and executive officers of the Company will be included in the Company’s definitive proxy statement relating to the Company’s Annual Meeting of Stockholders to be held in May, 2011, which will be filed with the U. S. Securities and Exchange Commission within 120 days of December 31, 2010, and which is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information relating to principal accountant fees and services will be included in the Company’s definitive proxy statement relating to the Company’s Annual Meeting of Stockholders to be held in May, 2012, which will be filed with the U. S. Securities and Exchange Commission within 120 days of December 31, 2011, and which is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this Report:

1.	Financial statements (Index to Consolidated Financial Statements at page F-1 of this Report)

2.	Financial Statement Schedules (Index to Consolidated Financial Statements—Supplementary Information at page F-1 of this Report)

3.	Exhibits:

Exhibit No.

3.1	Restated Certificate of Incorporation of PrimeEnergy Corporation (effective July 1, 2009) (Incorporated by reference to Exhibit 3.1 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2009).

3.2	Bylaws of PrimeEnergy Corporation (Incorporated by reference to Exhibit 3.2 of PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2010).

10.4	Amended and Restated Agreement of Limited Partnership, FWOE Partners L.P., dated as of August 22, 2005 (Incorporated by reference to Exhibit 10.3 of PrimeEnergy Corporation Form 8-K for events of August 22, 2005).

10.4.1	Contribution Agreement between F-W Oil Exploration L.L.C. and FWOE Partners L.P. dated as of August 22, 2005 (Incorporated by reference to exhibit 10.4 of PrimeEnergy Corporation Form 8-K for events of August 22, 2005).

10.18	Composite copy of Non-Statutory Option Agreements (Incorporated by reference to Exhibit 10.18 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2004).

10.22.5.9	Second Amended and Restated Credit Agreement dated July 30, 2010, by and among PrimeEnergy Corporation, the Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, and EOWS Midland Company), Compass Bank (successor in interest to Guaranty Bank, FSB) As Administrative Agent and Letter of Credit Issuer, BBVA Compass, As Sole Lead Arranger and Sole Bookrunner and The Lenders Signatory Hereto (BNP Paribas, JPMorgan Chase Bank, N.A. and Amegy Bank National Association) (Incorporated by reference to Exhibit 10.22.5.9 of PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2010).

10.22.5.9.1	First Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, BNP Paribas, JPMorgan Chase Bank, N.A., Amegy Bank National Association) effective September 30, 2010 (Incorporated by reference to Exhibit 10.22.5.9.1 to PrimeEnergy Corporation Form 10Q for the quarter ended September 30, 2010).

10.22.5.9.2	Second Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, BNP Paribas, JPMorgan Chase Bank, N.A., Amegy Bank National Association) effective June 22, 2011 (Incorporated by reference to Exhibit 10.22.5.9.2 to PrimeEnergy Corporation Form 10Q for the quarter ended June 30, 2011).

10.22.5.9.3	Third Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, BNP Paribas, JPMorgan Chase Bank, N.A., Amegy Bank National Association) effective December 8, 2011 (filed herewith).

10.25	Credit Agreement dated as of June 1, 2006 (but effective for all purposes as of August 22, 2005), between Prime Offshore L.L.C. as Borrower and PrimeEnergy Corporation as Lender (Incorporated by reference to Exhibit 10.25 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006).

10.27.3	Subordinated Promissory Note dated effective March 31, 2008 in the face principal amount of up to $50,000,000 executed by Prime Offshore L.L.C. and payable to Artic Management Corporation. (Incorporated by reference to Exhibit 10.27.3 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2008).

Exhibit No.

10.27.3.1	Loan Modification effective 30th day of June, 2009 by and between Artic Management Corporation, Prime Offshore L.L.C. and PrimeEnergy Corporation. (Incorporated by reference to Exhibit 10.27.3.1 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2009).

10.27.3.2	Amended and Restated Loan Modification dated July 21, 2010, effective June 30, 2009, by and among Artic Management Corporation, Prime Offshore L.L.C and PrimeEnergy Corporation (Incorporated by reference to Exhibit 10.27.3.2 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2010).

10.27.3.3	Loan Modification dated January 10, 2011, effective January 3, 2010, by and among Artic Management Corporation, Prime Offshore L.L.C. and PrimeEnergy Corporation. (Incorporated by reference to Exhibit 10.27.3.3 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2010).

10.27.4	Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production Dated effective as of March 31, 2008 from Prime Offshore L.L.C. to Mathias Eckenstein TTEE for Artic Management Corporation (first lien). (Incorporated by reference to Exhibit 10.27.4 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2008).

10.27.5	Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production Dated effective as of March 31, 2008 from Prime Offshore L.L.C. to Mathias Eckenstein TTEE for Artic Management Corporation (second lien). (Incorporated by reference to Exhibit 10.27.5 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2008).

10.27.6	Pledge Agreement dated as effective March 31, 2008 between Prime Offshore L.L.C. and Artic Management Corporation (General Partner Interest in FWOE Partners L.P.) (Incorporated by reference to Exhibit 10.27.6 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2008).

14	PrimeEnergy Corporation Code of Business Conduct and Ethics, as amended December 16, 2011 (filed herewith).

21	Subsidiaries (filed herewith).

23	Consent of Ryder Scott & Company L.P. (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Summary Reserve Report dated March 7, 2012, of Ryder Scott Company, L.P. (filed herewith).

101.INS (1)	XBRL (eXtensible Business Reporting Language) Instance Document.

101.SCH (1)	XBRL Taxonomy Extension Schema Document.

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	XBRL information (the Interactive Data File) is deemed not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2012

PrimeEnergy Corporation

By:	/s/ CHARLES E. DRIMAL, JR.
Charles E. Drimal, Jr.
Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 28th day of March, 2012.

/s/ CHARLES E. DRIMAL, JR. Charles E. Drimal, Jr.	Chairman, Chief Executive Officer and President; The Principal Executive Officer

/s/ BEVERLY A. CUMMINGS Beverly A. Cummings	Director, Executive Vice President and Treasurer; The Principal Financial Officer

/s/ MATTHIAS ECKENSTEIN	Director	/s/ CLINT HURT	Director
Matthias Eckenstein		Clint Hurt

/s/ H. GIFFORD FONG	Director	/s/ JAN K. SMEETS	Director
H. Gifford Fong		Jan K. Smeets

/s/ THOMAS S.T. GIMBEL	Director
Thomas S.T. Gimbel

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements
Consolidated Balance Sheet – As of December 31, 2011 and 2010	F-3
Consolidated Statement of Operations – For the years ended December 31, 2011 and 2010	F-4
Consolidated Statement of Stockholders’ Equity – For the years ended December 31, 2011 and 2010	F-5
Consolidated Statement of Comprehensive Income – For the years ended December 31, 2011 and 2010	F-6
Consolidated Statement of Cash Flows – For the years ended December 31, 2011 and 2010	F-7
Notes to Consolidated Financial Statements	F-8

Supplementary Information:
Capitalized Costs Relating to Oil and Gas Producing Activities, years ended December 31, 2011 and 2010	F-20
Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities, years ended December 31, 2011 and 2010	F-20
Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves, years ended December 31, 2011 and 2010	F-20
Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves, years ended December 31, 2011 and 2010	F-21
Reserve Quantity Information, years ended December 31, 2011 and 2010	F-21
Results of Operations from Oil and Gas Producing Activities, years ended December 31, 2011 and 2010	F-22
Notes to Supplementary Information	F-23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PrimeEnergy Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheet of PrimeEnergy Corporation and Subsidiaries (the Company) as of December 31, 2011 and 2010, and related consolidated statements of operations, stockholders’ equity, comprehensive income, and cash flows for each of the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PrimeEnergy Corporation and Subsidiaries as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Pustorino, Puglisi & Co

PUSTORINO, PUGLISI & CO., LLC

New York, New York

March 28, 2012

PRIMEENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Thousands of dollars)

	As of December 31,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$8,661	$32,792
Restricted cash and cash equivalents	5,142	6,131
Accounts receivable, net	16,506	12,748
Prepaid obligations	7,469	1,609
Derivative contracts	—	3,038
Other current assets	1,725	1,435

Total Current Assets	39,503	57,753
Property and Equipment
Oil and gas properties at cost	492,393	453,843
Less: Accumulated depletion and depreciation	(355,643)	(310,809)

	136,750	143,034

Field and office equipment at cost	21,553	19,499
Less: Accumulated depreciation	(13,608)	(12,705)

	7,945	6,794

Total Property and Equipment, Net	144,695	149,828
Other Assets	614	579

Total Assets	$184,812	$208,160

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$29,538	$34,376
Accrued liabilities	8,963	7,676
Current portion of asset retirement and other long-term obligations	12,854	2,206
Derivative liability short-term	2,046	3,048
Due to related parties	67	350

Total Current Liabilities	53,468	47,656
Long-Term Bank Debt	69,800	73,100
Indebtedness to Related Parties	—	20,000
Asset Retirement Obligations	6,416	15,285
Derivative Liability Long-Term	1,461	2,587
Deferred Income Taxes	17,914	16,445

Total Liabilities	149,059	175,073
Stockholders’ Equity
Common stock, $.10 par value; 2011 and 2010: Authorized: 4,000,000 shares, issued: 3,836,397 shares; outstanding 2011: 2,701,869 shares; 2010: 2,802,053 shares	383	383
Paid-in capital	6,446	5,955
Retained earnings	51,289	46,478
Treasury stock, at cost; 2011: 1,134,528 shares; 2010: 1,034,344 shares	(31,120)	(28,896)

Total Stockholders’ Equity—PrimeEnergy	26,998	23,920
Non-controlling interest	8,755	9,167

Total Stockholders’ Equity	35,753	33,087

Total Liabilities and Stockholders’ Equity	$184,812	$208,160

The accompanying Notes are an integral part of these Consolidated Financial Statements

PRIMEENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(Thousands of dollars, except per share amounts)

	For the Year Ended December 31,
	2011	2010
Revenues
Oil and gas sales	$88,429	$81,685
Realized gain on derivative instruments, net	7,601	3,578
Field service income	23,201	22,621
Administrative overhead fees	8,688	8,707
Unrealized gain (loss) on derivative instruments	(914)	1,373
Other income	75	205

Total Revenues	127,080	118,169
Costs and Expenses
Lease operating expense	36,897	34,984
Field service expense	17,242	14,315
Depreciation, depletion, amortization and accretion on discounted liabilities	48,400	45,688
Loss on settlement of asset retirement obligation	—	37
General and administrative expense	14,890	13,464
Exploration costs	38	91

Total Costs and Expenses	117,467	108,579
Gain on Sale and Exchange of Assets	1,602	1,725

Income from Operations	11,215	11,315
Other Income and Expenses
Less: Interest expense	3,711	6,650
Add: Interest income	446	621

Income Before Provision for Income Taxes	7,950	5,286
Provision for Income Taxes	1,275	1,002

Net Income	6,675	4,284
Less: Net Income Attributable to Non-Controlling Interest	1,864	1,531

Net Income Attributable to PrimeEnergy	$4,811	$2,753

Basic Income Per Common Share	$1.75	$0.94

Diluted Income Per Common Share	$1.38	$0.75

The accompanying Notes are an integral part of these Consolidated Financial Statements

PRIMEENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Thousands of dollars)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity – PrimeEnergy	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2009	3,836,397	$383	$5,465	$43,725	$(214)	$(25,417)	$23,942	$9,844	$33,786
Purchase 230,044 shares of common stock	—	—	—	—	—	(3,479)	(3,479)	—	(3,479)
Net income	—	—	—	2,753	—	—	2,753	1,531	4,284
Other comprehensive income, net of taxes	—	—	—	—	214	—	214	—	214
Purchase of non-controlling interest	—	—	490	—	—	—	490	(840)	(350)
Distributions to non-controlling interest	—	—	—	—	—	—	—	(1,368)	(1,368)

Balance at December 31, 2010	3,836,397	$383	$5,955	$46,478	$—	$(28,896)	$23,920	$9,167	$33,087
Purchase 100,184 shares of common stock	—	—	—	—	—	(2,224)	(2,224)	—	(2,224)
Net income	—	—	—	4,811	—	—	4,811	1,864	6,675
Purchase of non-controlling interest	—	—	491	—	—	—	491	(712)	(221)
Distributions to non-controlling interest	—	—	—	—	—	—	—	(1,564)	(1,564)

Balance at December 31, 2011	3,836,397	$383	$6,446	$51,289	$—	$(31,120)	$26,998	$8,755	$35,753

The accompanying Notes are an integral part of these Consolidated Financial Statements

PRIMEENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Thousands of dollars)

	For the Year Ended December 31,
	2011	2010
Net income	$6,675	$4,284

Other comprehensive income (loss), net of taxes:
Reclassification adjustment for settled contracts, net of taxes of $0 and $125, respectively	—	222
Changes in fair value of hedge positions, net of taxes of $0 and $5, respectively	—	(8)

Total other comprehensive income	—	214

Comprehensive income	6,675	4,498
Less: Comprehensive income attributable to non-controlling interest	1,864	1,531

Comprehensive income attributable to PrimeEnergy	$4,811	$2,967

The accompanying Notes are an integral part of these Consolidated Financial Statements

PRIMEENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Thousands of dollars)

	For the Year Ended December 31,
	2011	2010
Cash Flows from Operating Activities:
Net income	$4,811	$2,753
Adjustments to reconcile net income to net cash provided by operating activities:
Non-controlling interest in earnings of partnerships	1,864	1,531
Depreciation, depletion, amortization and accretion on discounted liabilities	48,400	45,688
Gain on sale of properties	(1,602)	(1,725)
Unrealized (gain) loss on derivative instruments	914	(1,373)
Provision for deferred income taxes	718	(68)
Loss on settlement of asset retirement obligations	—	37

Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(3,758)	1,128
(Increase) decrease in due from related parties	123	(110)
Decrease in inventories	338	1,171
Increase in prepaid expenses and other assets	(5,899)	(199)
Increase (decrease) in accounts payable	(3,849)	12,450
Increase (decrease) in accrued liabilities	(438)	1,028
Decrease in due to related parties	(283)	(100)

Net Cash Provided by Operating Activities	41,339	62,211

Cash Flows from Investing Activities:
Capital expenditures, including exploration expense	(39,951)	(15,203)
Proceeds from sale of properties and equipment	1,878	1,909

Net Cash Used in Investing Activities	(38,073)	(13,294)

Cash Flows from Financing Activities:
Purchase of stock for treasury	(2,224)	(3,479)
Purchase of non-controlling interests	(221)	(350)
Increase in long-term bank debt and other long-term obligations	81,631	72,170
Repayment of long-term bank debt and other long-term obligations	(85,019)	(94,877)
Repayment of indebtedness to related party	(20,000)	—
Distribution to non-controlling interest	(1,564)	(1,368)

Net Cash Used in Financing Activities	(27,397)	(27,904)

Net Increase (Decrease) in Cash and Cash Equivalents	(24,131)	21,013
Cash and Cash Equivalents at the Beginning of the Year	32,792	11,779

Cash and Cash Equivalents at the End of the Year	$8,661	$32,792

Supplemental Disclosures:
Income taxes paid during the year	$1,122	$111
Net income tax refunds received during the year	$41	$2,268
Interest paid during the year	$4,033	$6,650
Change in accrued liabilities relating to property	$1,725	$664

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

Consolidation and Presentation:

The consolidated financial statements include the accounts of PrimeEnergy Corporation, its subsidiaries and the Partnerships, using the full consolidation method for those partnerships which are controlled by the Company. The proportionate consolidation method is used to account for those undivided interests in oil and gas properties owned by the Company as well as interests held in unincorporated legal entities, such as partnerships, engaged in oil and gas production, which are not controlled by the Company. For those entities which are proportionately consolidated the proportionate share of each entity’s assets, liabilities, revenue and expenses are included in the appropriate classifications in the consolidated financial statements. Reserve estimates associated with the proportionately consolidated oil and gas interests are calculated for each property at the Partnership level and depletion, depreciation and amortization (“DD&A”) rates are determined at the Partnership level. The Company’s reserve estimates are based on the ownership percentage of Partnership reserve reports. DD&A expense and evaluation of impairment may differ from the Partnership as the Company’s cost basis for the Partnership interests acquired may be different than the cost basis at the Partnership level for properties acquired by the Partnership. All significant intercompany balances and transactions are eliminated in preparing the consolidated financial statements.

Certain reclassifications have been made to prior year statements to conform with the current year presentation. These reclassifications have no impact on net income. Subsequent events have been evaluated through the date that the consolidated financial statements were issued.

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

Earnings Per Common Share:

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

Recently Adopted Accounting Standards:

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 amends previously issued authoritative guidance and requires new disclosures, clarifies existing disclosures and is effective for interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The amendments change requirements for measuring fair value and disclosing information about those measurements. Additionally, ASU 2011-04 clarifies the FASB’s intent regarding the application of existing fair value measurement requirements and changes certain principles or requirements for measuring fair value or disclosing information about its measurements. For many of the requirements, the FASB does not intend the amendments to change the application of the existing Fair Value Measurements guidance. The Company does not expect this guidance to have a significant impact on its financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”), which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. The new requirements are effective for public entities for interim and annual periods beginning after December 15, 2011 with early adoption permitted. In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”), which indefinitely defers the requirements in ASU 2011-05 to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. Both ASU 2011-05 and ASU 2011-12 are effective for interim and annual periods beginning after December 15, 2011, and should be applied retrospectively. The adoption of these ASU’s will not have an impact on the Company’s consolidated financial position, results of operations or cash flows as it only requires a change in the format of the current presentation.

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment” (ASU 2011-08”), which amends the current goodwill impairment testing guidance. Under this accounting update, entities have the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the two-step goodwill impairment test. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of ASU 2011-08 will not have an impact on the Company’s consolidated financial position, results of operations or cash flows as it is a change in application of the goodwill impairment test only.

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”), which requires that an entity disclose both gross and net information about instruments and transactions that are either eligible for offset in the balance sheet or subject to an agreement similar to a master netting agreement, including derivative instruments. ASU 2011-11 was issued in order to facilitate comparison between U.S. GAAP and IFRS financial statements by requiring enhanced disclosures, but does not change existing U.S. GAAP that permits balance sheet offsetting. This authoritative guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of ASU 2011-11 will not have an impact on the Company’s consolidated financial position, results of operations or cash flows as it only requires enhanced disclosures.

2. Acquisitions and Dispositions

Historically the Company has repurchased the interests of the partners and trust unit holders in certain of the Partnerships, which consist primarily of oil and gas interests. The Company purchased such interests in an amount totaling $221,000 in 2011 and $350,000 in 2010.

3. Additional Balance Sheet Information

Accounts receivable at December 31, 2011 and 2010 consisted of the following:

	December 31,
(Thousands of dollars)	2011	2010
Joint interest billings	$2,347	$2,538
Trade receivables	1,558	1,688
Oil and gas sales	9,876	8,139
Other	3,146	724

	16,927	13,089
Less: Allowance for doubtful accounts	(421)	(341)

Total	$16,506	$12,748

Accounts payable at December 31, 2011 and 2010 consisted of the following:

	December 31,
(Thousands of dollars)	2011	2010
Trade	$5,853	$3,421
Royalty and other owners	13,645	10,395
Prepaid drilling deposits	779	12,871
Other	9,261	7,689

Total	$29,538	$34,376

Accrued liabilities at December 31, 2011 and 2010 consisted of the following:

	December 31,
(Thousands of dollars)	2011	2010
Compensation and related expenses	$2,137	$2,010
Property costs	5,117	3,282
Income tax	362	930
Other	1,347	1,454

Total	$8,963	$7,676

4. Property and Equipment

Capitalized interest is included as part of the cost of oil and gas properties. The capitalized rates are based upon the Company’s weighted-average cost of borrowings used to finance the expenditures. There was no interest capitalized during 2011 or 2010.

5. Long-Term Debt

Bank Debt:

Effective July 30, 2010 the Company entered into a Second Amended and Restated Credit Agreement between Compass Bank as agent and a syndicated group of lenders (“Credit Agreement”). The Credit Agreement has a revolving line of credit and letter of credit facility of up to $250 million with a final maturity date of July 30, 2014. The credit facility is subject to a borrowing base determined by the lenders taking into consideration the estimated value of PEC’s oil and gas properties in accordance with the lenders’ customary practices for oil and gas loans. This process involves reviewing PEC’s estimated proved reserves and their valuation. The borrowing base is re-determined semi-annually, and the available borrowing amount could be increased or decreased as a result of such redetermination. In addition, PEC and the lenders each have at their discretion the right to request the borrowing base be re-determined with a maximum of one such request each year. A revision to PEC’s reserves may prompt such a request on the part of the lenders, which could possibly result in a reduction in the borrowing base and availability under the credit facility. At any time if the sum of the outstanding borrowings and letter of credit exposures exceed the applicable portion of the borrowing base, PEC would be required to repay the excess amount within a prescribed period.

The Credit Agreement has been amended from time to time to further define the limitations on loans or advances and investments made in the Company’s limited partnerships; modify the Company’s borrowing base and monthly reduction amounts; remove the floor rate component of LIBO rate loans; modify financial reporting requirements to the agent; increase hedging allowances; allow for a one-time advance to be made to the Company’s offshore subsidiary; and amend restrictions on the payments for dividends, distributions or repurchase of PEC’s stock.

The Credit Agreement includes terms and covenants that require the Company to maintain a minimum current ratio, total indebtedness to EBITDAX (earnings before depreciation, depletion, amortization, taxes, interest expense and exploration costs) ratio and interest coverage ratio, as defined, and restrictions are placed on the payment of dividends, the amount of treasury stock the Company may purchase, commodity hedge agreements, and loans and investments in its consolidated subsidiaries and limited partnerships. The credit facility is collateralized by the mortgaged properties and any other property, including interests of the Company’s limited partnerships, that was considered in determining the borrowing base in effect. The Company is required to mortgage, and grant a security interest in, consolidated proved oil and gas properties.

Effective June 22, 2011 and subject to facility borrowing base availability amounts, the banks approved a one-time advance of up to $16.0 million to be made from PEC to its offshore subsidiary specifically to be used to pay in full the offshore subsidiary’s indebtedness to a related party. The banks required this advance to be made within 30 days after the effective date and the Company completed the advance to its offshore subsidiary on June 24, 2011. Under the Credit Agreement, the maximum percentage of production available to enter into commodity hedge agreements is 90% of proved developed producing reserves for each of the next succeeding four calendar years for crude oil and natural gas computed separately. In addition, the Company’s restrictions on the payment of dividends, distributions or purchase of treasury stock is limited to an aggregate of $2.5 million in each calendar year.

As of December 31, 2011, the credit facility borrowing base was $125.0 million with no monthly reduction amount. The borrowings made within the credit facility may be placed in a base rate loan or LIBO rate loan. The Company’s borrowing rates in the credit facility provide for base rate loans at the prime rate (3.25% at December 31, 2011) plus applicable margin utilization rates that range from 1.75% to 2.0%, and LIBO rate loans at LIBO published rates plus applicable utilization rates (2.75% to 3.00% at December 31, 2011). As of December 31, 2011, the Company had in place one base rate loan and one LIBO rate loan with effective rates of 5.00% and 3.02%, respectively.

At December 31, 2011, the Company had $69.8 million of borrowings outstanding under its revolving credit facility at a weighted-average interest rate of 4.12% and $55.2 million available for future borrowings. The combined weighted average interest rates paid on outstanding bank borrowings subject to base rate and LIBO interest were 4.78% for the year ended December 31, 2011 as compared to 6.09% for the year ended December 31, 2010.

The Company’s long-term debt associated with an offshore credit facility with its principal lender was closed, and a final payment of $3.5 million was made on July 28, 2010.

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

Indebtedness to related parties—non-current:

During the second quarter 2008, the Company’s offshore subsidiary entered into a subordinated credit facility with a private lender that is controlled by a Director of PEC with an availability of $50 million. The private lender had specific collateral pledged under a separate credit agreement. Effective June 30, 2009, the private lender agreed to release the pledged collateral under this credit facility in favor of an offshore credit facility with the Company’s principal lender in exchange for a second lien position on all of the assets of the offshore subsidiary and a pledge from PEC to pay the outstanding balance under the facility in full after PEC’s bank debt was paid off. PEC further agreed it will not secure debt in excess of $112 million under such credit facility without prior consent of the private lender. Borrowings under this facility bore interest, payable monthly, at a rate of 10% per annum and the private lender was entitled to additional consideration of Company stock based upon a percentage of the outstanding balance if by the last day of each calendar year commencing with December 30, 2011, the loan is outstanding. As of December 31, 2010, advances from this facility amounted to $20.0 million.

Effective January 3, 2011, this loan was modified and provided for a payment from the Company’s offshore subsidiary to the private lender of $4.0 million. On January 18, 2011, the Company’s offshore subsidiary made a $4.0 million payment on this loan. Further, on June 27, 2011, this loan along with all accrued interest was paid in full from the Company’s offshore subsidiary, and the note was cancelled.

6. Commitments

Operating Leases:

The Company has several non-cancelable operating leases, primarily for rental of office space, that have a term of more than one year. The future minimum lease payments for the operating leases as of December 31, 2011 are as follows.

(Thousands of dollars)	Operating Leases
2012	$555
2013	434
2014	16

Total minimum payments	$1,005

Rent expense for office space for the years ended December 31, 2011 and 2010 was $800,000 and $787,000, respectively.

Asset Retirement Obligation:

A reconciliation of the liability for plugging and abandonment costs for the years ended December 31, 2011 and 2010 is as follows:

	Year Ended December 31,
(Thousands of dollars)	2011	2010
Asset retirement obligation at beginning of period	$17,147	$19,366
Liabilities incurred	398	271
Liabilities settled	(421)	(945)
Accretion expense	1,015	1,014
Revisions in estimated liabilities	874	(2,559)

Asset retirement obligation at end of period	$19,013	$17,147

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

In December 2011, the Company entered into a fixed price contract for the plugging and abandonment of a substantial portion of its offshore properties. In connection with this contract, the Company deposited a net $6.0 million with the contractor which is reflected in prepaid obligations at December 31, 2011. All work under this contract is expected to be completed in 2012.

7. Contingent Liabilities

The Company, as managing general partner of the affiliated Partnerships, is responsible for all Partnership activities, including the drilling of development wells and the production and sale of oil and gas from productive wells. The Company also provides the administration, accounting and tax preparation work for the Partnerships, and is liable for all debts and liabilities of the affiliated Partnerships, to the extent that the assets of a given limited Partnership are not sufficient to satisfy its obligations. As of December 31, 2011, the affiliated Partnerships have established cash reserves in excess of their debts and liabilities and the Company believes these reserves will be sufficient to satisfy Partnership obligations.

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

8. Stock Options and Other Compensation

In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. At December 31, 2011 and 2010, options on 767,500 shares were outstanding and exercisable at prices ranging from $1.00 to $1.25. According to their terms, the options have no expiration date.

9. Income Taxes

The components of the provision (benefit) for income taxes for the years ended December 31, 2011 and 2010 are as follows:

	Year Ended December 31,
(Thousands of dollars)	2011	2010
Current:
Federal	$503	$850
State	54	220

Total current	557	1,070

Deferred:
Federal	522	(192)
State	196	124

Total deferred	718	(68)

Total income tax provision	$1,275	$1,002

The components of net deferred tax assets and liabilities are as follows:

	As of December 31,
(Thousands of dollars)	2011	2010
Current Assets:
Accrued liabilities	$474	$439
Allowance for doubtful accounts	148	156
Derivative contracts	723	—

Total current deferred income tax assets	$1,345	$595

Non-Current Assets:
Alternative minimum tax credits	$5,873	$5,393
Net operating loss carry-forwards	161	438
Percentage depletion carry-forwards	2,946	2,538
Derivative contracts	520	—

Total non-current assets	9,500	8,369
Non-Current Liabilities:
Basis differences relating to managed partnerships	1,989	503
Depletion and depreciation	25,425	24,311

Total non-current liabilities	27,414	24,814

Net non-current deferred income tax liabilities	$17,914	$16,445

The total provision for income taxes for the years ended December 31, 2011 and 2010 varies from the federal statutory tax rate as a result of the following:

	Year Ended December 31,
(Thousands of dollars)	2011	2010
Expected tax expense	$2,069	$1,277
State income tax, net of federal benefit	167	229
Percentage depletion	(1,242)	(504)
Other, net	281	—

Total income tax provision	$1,275	$1,002

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

The Company is entitled to percentage depletion on certain of its wells, which is calculated without reference to the basis of the property. To the extent that such depletion exceeds a property’s basis, it creates a permanent difference, which lowers the Company’s effective rate. The Company’s lower effective tax rate in 2011 is primarily due to larger percentage depletion deductions in excess of the Company’s basis in the property.

The Company has not recorded any provision for uncertain tax positions.

During 2010, the Company filed for a refund of federal income taxes paid in 2004 and 2005 based on a 2009 federal net operating loss and received refunds of $2.27 million.

10. Segment Information and Major Customers

The Company operates in one industry – oil and gas exploration, development, operation and servicing. The Company’s oil and gas activities are entirely in the United States.

The Company sells its oil and gas production to a number of purchasers. Listed below are the percent of the Company’s total oil and gas sales made to each of the customers whose purchases represented more than 10% of the Company’s oil and gas sales in the year 2011.

Oil Purchasers:		Gas Purchasers:
Plains All American Inc.	58%	Atlas Pipeline Mid-Continent	35%
Texon Distributing L.P.	15%	Unimark LLC	15%

Although there are no long-term oil and gas purchasing agreements with these purchasers, the Company believes that they will continue to purchase its oil and gas products and, if not, could be replaced by other purchasers.

11. Financial Instruments

Fair Value Measurements:

Authoritative guidance on fair value measurements defines fair value, establishes a framework for measuring fair value and stipulates the related disclosure requirements. The Company follows a three-level hierarchy, prioritizing and defining the types of inputs used to measure fair value. The fair values of the Company’s interest rate swaps, natural gas and crude oil price collars and swaps are designated as Level 3. The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010:

December 31, 2011 (Thousands of dollars)	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2011
Assets
Commodity derivative contracts	$—	$—	$—	$—

Total assets	$—	$—	$—	$—

Liabilities
Commodity derivative contracts	$—	$—	$(3,507)	$(3,507)

Total liability	$—	$—	$(3,507)	$(3,507)

December 31, 2010 (Thousands of dollars)	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2010
Assets
Commodity derivative contracts	$—	$—	$3,042	$3,042

Total assets	$—	$—	$3,042	$3,042

Liabilities
Commodity derivative contracts	$—	$—	$(5,635)	$(5,635)

Total liability	$—	$—	$(5,635)	$(5,635)

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the years ended December 31, 2011 and 2010.

	Year Ended December 31,
(Thousands of dollars)	2011	2010
Net assets (liabilities) at beginning of period	$(2,593)	$(4,301)
Total realized and unrealized (gains) losses:
Included in earnings (a)	6,687	5,286
Purchases, sales, issuances and settlements	(7,601)	(3,578)

Net assets (liabilities) at end of period	$(3,507)	$(2,593)

(a)	Derivative instruments are reported in revenues as realized gain/loss and on a separately reported line item captioned unrealized gain/loss on derivative instruments and interest rate swap instruments are reported as a reduction to interest expense.

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

Interest rate swap derivatives continue to be treated as cash-flow hedges and are used to fix or float interest rates on existing debt. Settlement of the swaps is recorded within interest expense. All interest swap agreements expired in April 2010, and they have not been replaced.

The following table sets forth the effect of derivative instruments on the consolidated balance sheets as of December 31, 2011 and 2010:

		Fair Value at December 31,
(Thousands of dollars)	Balance Sheet Location	2011	2010
Asset Derivatives:
Derivatives not designated as hedging instruments:
Natural gas commodity contracts	Other current assets	$—	$3,038
Crude oil commodity contracts	Other assets	—	4

Total		$—	$3,042

Liability Derivatives:
Derivatives not designated as hedging instruments:
Crude oil commodity contracts	Derivative liability short-term	$(2,046)	$(3,048)
Crude oil commodity contracts	Derivative liability long-term	(1,461)	(2,587)

Total		$(3,507)	$(5,635)

Total derivative instruments		$(3,507)	$(2,593)

The following table sets forth the effect of derivative instruments on the consolidated statements of operations for the years ended December 31, 2011 and 2010:

(Thousands of dollars)	Location of gain/loss reclassified from OCI into income	Amount of gain/loss reclassified from accumulated OCI into income
		2011	2010
Derivatives designated as cash-flow hedges:
Interest rate swap derivatives	Interest expense	$—	$(347)

		$—	$(347)

(Thousands of dollars)	Location of gain/loss recognized in income	Amount of gain/loss recognized in income
		2011	2010
Derivatives not designated as cash-flow hedge instruments:
Natural gas commodity contracts	Unrealized gain (loss) on derivative instruments, net	$(3,037)	$2,158
Crude oil commodity contracts	Unrealized gain (loss) on derivative instruments, net	2,123	(785)
Natural gas commodity contracts (a)	Realized gain (loss) on derivative instruments, net	6,289	4,020
Crude oil commodity contracts (a)	Realized gain (loss) on derivative instruments, net	1,312	(442)

		$6,687	$4,951

(a)	In August 2011 and October 2011, the Company unwound and monetized natural gas and crude oil swaps and collars with original settlement dates from September 2011 through December 2014 for aggregated net proceeds of $6.3 million. The $6.3 million gain associated with these early settlement transactions is included in realized gain on derivative instruments for the year ended December 31, 2011.

12. Related Party Transactions

The Company, as managing general partner or managing trustee, makes an annual offer to repurchase the interests of the partners and trust unit holders in certain of the Partnerships or Trusts. The Company purchased such interests in an amount totaling $221,000 during 2011 and $350,000 during 2010.

Treasury stock purchases in any reported period may include shares from a related party. There were no related party treasury stock purchases during the years ended December 31, 2011 and 2010.

Receivables from related parties consist of reimbursable general and administrative costs, lease operating expenses and reimbursement for property development and related costs. These receivables are due from joint venture partners, which may include members of the Company’s Board of Directors.

Payables owed to related parties primarily represent receipts collected by the Company as agent for the joint venture partners, which may include members of the Company’s Board of Directors, for oil and gas sales net of expenses. Also included in due to related parties in 2010 is $170,000 of accrued interest owed to a private lender that is controlled by a director of the Company, with whom the Company’s offshore subsidiary entered into a credit agreement. The agreement provided for a loan of $20 million at a rate of 10% per annum and is secured by a second lien position of all the assets of the offshore subsidiary. On June 27, 2011, this loan along with all accrued interest was paid in full from the Company’s offshore subsidiary, and the note was cancelled.

13. Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents include $5.14 million and $6.13 million at December 31, 2011 and 2010, respectively, of cash primarily pertaining to oil and gas revenue payments. There were corresponding accounts payable recorded at December 31, 2011 and 2010 for these liabilities. Both the restricted cash and the accounts payable are classified as current on the accompanying consolidated balance sheets.

14. Salary Deferral Plan

The Company maintains a salary deferral plan (the “Plan”) in accordance with Internal Revenue Code Section 401(k), as amended. The Plan provides for discretionary and matching contributions, the latter of which approximated $447,000 and $432,000 in 2011 and 2010, respectively.

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

	Year Ended December 31,
	2011			2010
	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount
Basic	$4,811	2,747,732	$1.75	$2,753	2,929,275	$0.94

Effect of dilutive securities:
Options	—	731,702		—	733,107

Diluted	$4,811	3,479,434	$1.38	$2,753	3,662,382	$0.75

16. Shareholder’s Equity

The Company has in place a stock repurchase program whereby it may purchase outstanding shares of its common stock from time-to-time, in open market transactions or negotiated sales. The Company uses the cost method to account for its treasury share purchases.

PRIMEENERGY CORPORATION AND SUBSIDIARIES

SUPPLEMENTARY INFORMATION

CAPITALIZED COSTS RELATING TO

OIL AND GAS PRODUCING ACTIVITIES

Years Ended December 31, 2011 and 2010

(Unaudited)

	As of December 31,
(Thousands of dollars)	2011	2010
Developed oil and gas properties	$492,393	$453,145
Unproved oil and gas properties	—	698

	492,393	453,843
Accumulated depreciation, depletion and valuation allowance	355,643	310,809

Net capitalized costs	$136,750	$143,034

COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION,

EXPLORATION AND DEVELOPMENT ACTIVITIES

Years Ended December 31, 2011 and 2010

(Unaudited)

	Year Ended December 31,
(Thousands of dollars)	2011	2010
Acquisition of Properties Developed	$273	$—
Undeveloped	$146	$727
Exploration Costs	$38	$91
Development Costs	$38,820	$12,936

STANDARDIZED MEASURE OF DISCOUNTED FUTURE

NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

Years Ended December 31, 2011 and 2010

(Unaudited)

	As of December 31,
(Thousands of dollars)	2011	2010
Future cash inflows	$1,113,603	$907,142
Future production and development costs	(597,395)	(524,204)
Future income tax expenses	(148,283)	(101,501)

Future net cash flows	367,925	281,437
10% annual discount for estimated timing of cash flows	(183,417)	(134,953)

Standardized measure of discounted future net cash flows	$184,508	$146,484

See accompanying Notes to Supplementary Information

PRIMEENERGY CORPORATION AND SUBSIDIARIES

STANDARDIZED MEASURE OF DISCOUNTED FUTURE

NET CASH FLOWS AND CHANGES THEREIN

RELATING TO PROVED OIL AND GAS RESERVES

Years Ended December 31, 2011 and 2010

(Unaudited)

The following are the principal sources of change in the standardized measure of discounted future net cash flows during 2011 and 2010:

	Year Ended December 31,
(Thousands of dollars)	2011	2010
Sales of oil and gas produced, net of production costs	$(59,133)	$(50,279)
Net changes in prices and production costs	77,637	106,693
Extensions, discoveries and improved recovery	49,108	100,570
Revisions of previous quantity estimates	8,579	(7,270)
Net change in development costs	(30,834)	(82,113)
Reserves sold	—	(4,633)
Accretion of discount	14,648	10,274
Net change in income taxes	(20,342)	(30,047)
Changes in production rates (timing) and other	(1,639)	547

Net change	38,024	43,742
Standardized measure of discounted future net cash flow:
Beginning of year	146,484	102,742

End of year	$184,508	$146,484

RESERVE QUALITY INFORMATION

Years Ended December 31, 2011 and 2010

(Unaudited)

	As of December 31,
	2011		2010
	Oil (Mbbls.)	Gas (MMcf)	Oil (Mbbls.)	Gas (MMcf)
Proved Developed and Undeveloped Reserves:
Beginning of year	7,885	53,346	6,087	45,413
Extensions, discoveries and improved recovery	1,296	5,491	4,053	16,658
Revisions of previous estimates	300	(441)	(911)	173
Reserves sold	—	—	(717)	(2,959)
Production	(628)	(5,000)	(627)	(5,939)

End of year	8,853	53,396	7,885	53,346

Proved Developed Reserves	6,418	43,631	5,233	41,946

See accompanying Notes to Supplementary Information

PRIMEENERGY CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS FROM OIL AND GAS PRODUCING ACTIVITIES

Years Ended December 31, 2011 and 2010

(Unaudited)

	Year Ended December 31,
(Thousands of dollars)	2011	2010
Revenue:
Oil and gas sales	$96,030	$85,263

Costs and Expenses:
Lease operating expenses	36,897	34,984
Exploration costs	38	91
Depreciation and depletion	42,282	40,218
Income tax expense	3,200	1,900

	82,417	77,193

Results of Operations From Producing Activities (excluding corporate overhead and interest costs)	$13,613	$8,070

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

5. Changes in Reserves

The 2011 and 2010 extensions and discoveries reflect the successful drilling activity in the Company’s West Texas area.