Form 10-Q
period 2012-03-31
PRIMEENERGY CORP
filed 2012-05-09
CIK 56868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

The number of shares outstanding of each class of the Registrant’s Common Stock as of May 8, 2012 was: Common Stock, $0.10 par value 2,628,968 shares.

PrimeEnergy Corporation

Index to Form 10-Q

March 31, 2012

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

PRIMEENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS – Unaudited

(Thousands of dollars)

	March 31, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$12,855	$8,661
Restricted cash and cash equivalents	5,432	5,142
Accounts receivable, net	14,295	16,506
Other current assets	8,849	9,194

Total Current Assets	41,431	39,503

Property and Equipment, at cost
Oil and gas properties (successful efforts method), net	149,560	136,750
Field and office equipment, net	7,816	7,945

Total Property and Equipment, Net	157,376	144,695
Other Assets	614	614

Total Assets	$199,421	$184,812

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$24,402	$29,538
Accrued liabilities	7,018	8,963
Current portion of asset retirement and other long-term obligations	13,705	12,854
Derivative liability short-term	3,503	2,046
Due to related parties	1,016	67

Total Current Liabilities	49,644	53,468
Long-Term Bank Debt	84,500	69,800
Asset Retirement Obligations	6,260	6,416
Derivative Liability Long-Term	3,783	1,461
Deferred Income Taxes	18,379	17,914

Total Liabilities	162,566	149,059

Stockholders’ Equity
Common stock, $.10 par value; 2012 and 2011: Authorized: 4,000,000 shares, issued: 3,836,397 shares; outstanding 2012: 2,682,249 shares; 2011: 2,701,869 shares	383	383
Paid-in capital	6,492	6,446
Retained earnings	52,612	51,289
Treasury stock, at cost; 2012: 1,154,148 shares; 2011: 1,134,528 shares	(31,576)	(31,120)

Total Stockholders’ Equity – PrimeEnergy	27,911	26,998

Non-controlling interest	8,944	8,755

Total Stockholders’ Equity	36,855	35,753

Total Liabilities and Stockholders’ Equity	$199,421	$184,812

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – Unaudited

Three Months Ended March 31, 2012 and 2011

(Thousands of dollars, except per share amounts)

	2012	2011
Revenues
Oil and gas sales	$23,031	$21,123
Realized gain on derivative instruments, net	119	322
Field service income	5,115	4,605
Administrative overhead fees	2,164	2,217
Unrealized loss on derivative instruments, net	(3,779)	(9,509)
Other income	57	13

Total Revenues	26,707	18,771

Costs and Expenses
Lease operating expense	9,500	7,906
Field service expense	4,385	3,905
Depreciation, depletion and amortization and accretion on discounted liabilities	6,838	6,036
General and administrative expense	3,889	3,037
Exploration costs	5	1

Total Costs and Expenses	24,617	20,885
Gain on Sale and Exchange of Assets	704	222

Income (Loss) from Operations	2,794	(1,892)

Other Income and Expenses
Less: Interest expense	756	1,211
Add: Interest income	10	81

Income (Loss) Before Provision (Benefit) for Income Taxes	2,048	(3,022)
Provision (Benefit) for Income Taxes	387	(1,113)

Net Income (Loss)	1,661	(1,909)
Less: Net Income Attributable to Non-Controlling Interests	338	473

Net Income (Loss) Attributable to PrimeEnergy	$1,323	$(2,382)

Basic Income (Loss) Per Common Share	$0.49	$(0.86)

Diluted Income (Loss) Per Common Share	$0.39	$(0.86)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY – Unaudited

Three Months Ended March 31, 2012

(Thousands of dollars)

	Common Stock		Additional Paid in	Retained	Treasury	Total Stockholders’ Equity –	Non-Controlling	Total Stockholders’
	Shares	Amount	Capital	Earnings	Stock	PrimeEnergy	Interest	Equity
Balance at December 31, 2011	3,836,397	$383	$6,446	$51,289	$(31,120)	$26,998	$8,755	$35,753
Purchase 19,620 shares of common stock	—	—	—	—	(456)	(456)	—	(456)
Net income	—	—	—	1,323	—	1,323	338	1,661
Purchase of non-controlling interests	—	—	46	—	—	46	(68)	(22)
Distributions to non-controlling interests	—	—	—	—	—	—	(81)	(81)

Balance at March 31, 2012	3,836,397	$383	$6,492	$52,612	$(31,576)	$27,911	$8,944	$36,855

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

Three Months Ended March 31, 2012 and 2011

(Thousands of dollars)

	2012	2011
Cash Flows from Operating Activities:
Net income (loss)	$1,323	$(2,382)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-controlling interest in earnings of partnerships	338	473
Depreciation, depletion, amortization and accretion on discounted liabilities	6,838	6,036
Gain on sale of properties	(704)	(222)
Unrealized loss on derivative instruments, net	3,779	9,509
Provision (benefit) for deferred income taxes	465	(1,395)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	2,211	(2,436)
Decrease in other assets	328	59
Decrease in accounts payable	(5,426)	(4,432)
Increase (decrease) in accrued liabilities	159	(1,083)
Increase in due to related parties	966	592

Net Cash Provided by Operating Activities	10,277	4,719

Cash Flows from Investing Activities:
Capital expenditures, including exploration expense	(20,701)	(5,873)
Proceeds from sale of properties and equipment	734	222

Net Cash Used in Investing Activities	(19,967)	(5,651)

Cash Flows from Financing Activities:
Purchase of stock for treasury	(456)	(959)
Purchase of non-controlling interests	(22)	(124)
Proceeds in long-term bank debt and other long-term obligations	33,750	19,000
Repayment of long-term bank debt and other long-term obligations	(19,307)	(24,107)
Repayment of indebtedness to related party	—	(4,000)
Distribution to non-controlling interests	(81)	(70)

Net Cash Provided (Used) in Financing Activities	13,884	(10,260)

Net Increase (Decrease) in Cash and Cash Equivalents	4,194	(11,192)
Cash and Cash Equivalents at the Beginning of the Period	8,661	32,792

Cash and Cash Equivalents at the End of the Period	$12,855	$21,600

Supplemental Disclosures:
Income taxes paid during the period	$450	$946
Income tax refunds received during the period	$—	$4
Interest paid during the period	$673	$1,211
Increase (decrease) in accrued expenses relating to property during the period	$(2,104)	$1,979

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

(1) Interim Financial Statements:

The accompanying condensed consolidated financial statements of PrimeEnergy Corporation (“PEC” or the “Company”) have not been audited by independent public accountants. During the interim periods, the Company follows the same accounting policies as used and described in its Annual Report on Form 10-K for the year ended December 31, 2011. In accordance with applicable Securities and Exchange Commission (“SEC”) rules and regulations, the accompanying interim financial statements do not include all disclosures presented in annual financial statements and the reader should refer to the Company’s Form 10-K for the year ended December 31, 2011 filed with the SEC on March 29, 2012. In the opinion of management, the accompanying interim condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, the Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, the Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2012, and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation. The results for interim periods are not necessarily indicative of annual results. For purposes of disclosure in the condensed consolidated financial statements, subsequent events have been evaluated through the date the statements were issued.

Recently Issued Accounting Pronouncements

There are no new significant accounting standards applicable to the Company that have been issued but not yet adopted as of the quarter ended March 31, 2012.

(2) Acquisitions and Dispositions:

Historically the Company has repurchased the interests of the partners and trust unit holders in the eighteen oil and gas limited partnerships (the “Partnerships”) and the two asset and business income trusts (the “Trusts”) managed by the Company as general partner and as managing trustee, respectively. The Company purchased such interests in an amount totaling $22,000 and $124,000 for the three months ended March 31, 2012 and 2011, respectively.

(3) Restricted Cash and Cash Equivalents:

Restricted cash and cash equivalents include $4.69 million and $4.39 million at March 31, 2012 and December 31, 2011, respectively, of cash primarily pertaining to oil and gas revenue payments. There were corresponding accounts payable recorded at March 31, 2012 and December 31, 2011 for these liabilities. Both the restricted cash and the accounts payable are classified as current on the Condensed Consolidated Balance Sheets.

(4) Additional Balance Sheet Information:

Certain balance sheet amounts are comprised of the following:

(Thousands of dollars)	March 31, 2012	December 31, 2011
Accounts Receivable:
Joint interest billing	$2,161	$2,347
Trade receivables	2,002	1,558
Oil and gas sales	9,848	9,876
Other	655	3,146

	14,666	16,927
Less: Allowance for doubtful accounts	371	421

Total	$14,295	$16,506

Accounts Payable:
Trade	$5,204	$5,853
Royalty and other owners	10,576	13,645
Prepaid drilling deposits	849	779
Other	7,773	9,261

Total	$24,402	$29,538

(Thousands of dollars)	March 31, 2012	December 31, 2011
Accrued Liabilities:
Compensation and related expenses	$2,880	$2,137
Property costs	2,758	5,117
Income tax	—	362
Other	1,380	1,347

Total	$7,018	$8,963

(5) Property and Equipment:

Property and equipment at March 31, 2012 and December 31, 2011 consisted of the following:

(Thousands of dollars)	March 31, 2012	December 31, 2011
Proved oil and gas properties, at cost	$511,769	$492,393
Less: Accumulated depletion and depreciation	362,209	355,643

Oil and Gas Properties, Net	$149,560	$136,750

Field and office equipment	$21,665	$21,553
Less: Accumulated depreciation	13,849	13,608

Field and Office Equipment, Net	$7,816	$7,945

Total Property and Equipment, Net	$157,376	$144,695

(6) Long-Term Bank Debt:

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

As of March 31, 2012, the credit facility borrowing base was $125.0 million with no required monthly reduction amount. The borrowings made within the credit facility may be placed in a base rate loan or LIBO rate loan. The Company’s borrowing rates in the credit facility provide for base rate loans at the prime rate (3.25% at March 31, 2012) plus applicable margin utilization rates that range from 1.75% to 2.0%, and LIBO rate loans at LIBO published rates plus applicable utilization rates (2.75% to 3.00% at March 31, 2012). As of March 31, 2012, the Company had in place one base rate loan and one LIBO rate loan with effective rates of 5.00% and 2.99%, respectively.

At March 31, 2012, the Company had $84.5 million of borrowings outstanding under its revolving credit facility at a weighted-average interest rate of 3.84% and $40.5 million available for future borrowings. The combined weighted average interest rates paid on outstanding bank borrowings subject to base rate and LIBO interest were 3.93% for the three months ended March 31, 2012 as compared to 5.67% for the three months ended March 31, 2011.

(7) Other Long-Term Obligations and Commitments:

Operating Leases:

The Company has several non-cancelable operating leases, primarily for rental of office space, that have a term of more than one year. The future minimum lease payments for the rest of the fiscal 2012 and thereafter for the operating leases are as follows:

(Thousands of dollars)	Operating Leases
2012	$416
2013	434
2014	16

Total minimum payments	$866

Rent expense for office space for the three months ended March 31, 2012 and 2011 was $226,000 and $182,000, respectively.

Asset Retirement Obligation:

A reconciliation of the liability for plugging and abandonment costs for the three months ended March 31, 2012 is as follows:

(Thousands of dollars)

Asset retirement obligation – December 31, 2011	$19,013
Liabilities incurred	200
Liabilities settled	(93)
Accretion expense	741
Revisions in estimated liabilities	104

Asset retirement obligation – March 31, 2012	$19,965

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

In December 2011, the Company entered into a fixed price contract for the plugging and abandonment of a substantial portion of its offshore properties. In connection with this contract, the Company deposited a net $6.0 million with the contractor which is reflected in prepaid obligations at March 31, 2012 and December 31, 2011. All work under this contract is expected to be completed in 2012.

(8) Contingent Liabilities:

The Company, as managing general partner of the affiliated Partnerships, is responsible for all Partnership activities, including the drilling of development wells and the production and sale of oil and gas from productive wells. The Company also provides the administration, accounting and tax preparation work for the Partnerships, and is liable for all debts and liabilities of the affiliated Partnerships, to the extent that the assets of a given limited Partnership are not sufficient to satisfy its obligations. As of March 31, 2012, the affiliated Partnerships have established cash reserves in excess of their debts and liabilities and the Company believes these reserves will be sufficient to satisfy Partnership obligations.

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

(9) Stock Options and Other Compensation:

In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. At March 31, 2012 and 2011, remaining options held by two key executive officers on 767,500 shares were outstanding and exercisable at prices ranging from $1.00 to $1.25. According to their terms, the options have no expiration date.

(10) Related Party Transactions:

The Company, as managing general partner or managing trustee, makes an annual offer to repurchase the interests of the partners and trust unit holders in certain of the Partnerships or Trusts. The Company purchased such interests in amounts totaling $22,000 and $124,000 for the three months ended March 31, 2012 and 2011, respectively.

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

(11) Financial Instruments

Fair Value measurements:

Authoritative guidance on fair value measurements defines fair value, establishes a framework for measuring fair value and stipulates the related disclosure requirements. The Company follows a three-level hierarchy, prioritizing and defining the types of inputs used to measure fair value. The fair values of the Company’s interest rate swaps, natural gas and crude oil price collars and swaps are designated as Level 3. The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011:

	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2012
March 31, 2012
(Thousands of dollars)
Assets
Commodity derivative contracts	$—	$—	$—	$—

Total assets	$—	$—	$—	$—

Liabilities
Commodity derivative contracts	$—	$—	$(7,286)	$(7,286)

Total liability	$—	$—	$(7,286)	$(7,286)

	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2011
December 31, 2011
(Thousands of dollars)
Assets
Commodity derivative contracts	$—	$—	$—	$—

Total assets	$—	$—	$—	$—

Liabilities
Commodity derivative contracts	$—	$—	$(3,507)	$(3,507)

Total liability	$—	$—	$(3,507)	$(3,507)

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the three months ended March 31, 2012.

(Thousands of dollars)
Net liabilities – December 31, 2011	$(3,507)
Total realized and unrealized gains or losses:
Unrealized losses included in earnings, net (a)	(3,660)
Realized gains from purchases, sales, issuances and settlements, net	(119)

Net liabilities – March 31, 2012	$(7,286)

(a)	Derivative instruments are reported in revenues as realized gain/loss and on a separately reported line item captioned unrealized gain/loss on derivative instruments.

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

The following table sets forth the effect of derivative instruments on the condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011:

		Fair Value
(Thousands of dollars)	Balance Sheet Location	March 31, 2012	December 31, 2011
Liability Derivatives:
Derivatives not designated as hedging instruments:
Crude oil commodity contracts	Derivative liability short term	$(3,503)	$(2,046)
Crude oil commodity contracts	Derivative liability long term	(3,783)	(1,461)

Total		$(7,286)	$(3,507)

Total derivative instruments		$(7,286)	$(3,507)

The following table sets forth the effect of derivative instruments on the condensed consolidated statement of operations for the three-month periods ended March 31, 2012 and 2011:

	Location of gain/loss recognized in income	Amount of gain/loss recognized in income
(Thousands of dollars)		2012	2011
Derivatives not designated as cash-flow hedge instruments
Natural gas commodity contracts	Unrealized loss on derivative instruments, net	$—	$(918)
Crude oil commodity contracts	Unrealized loss on derivative instruments, net	(3,779)	(8,591)
Natural gas commodity contracts	Realized gain on derivative instruments, net	—	1,054
Crude oil commodity contracts	Realized gain (loss) on derivative instruments, net	119	(732)

		$(3,660)	$(9,187)

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

	Three Months Ended March 31,
	2012			2011
	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Loss (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount
Basic	$1,323	2,692,042	$0.49	$(2,382)	2,779,348	$(0.86)
Effect of dilutive securities:
Options (a)	—	732,396		—	—

Diluted	$1,323	3,424,438	$0.39	$(2,382)	2,779,348	$(0.86)

(a)	The effect of 767,500 outstanding stock options is antidilutive for the three months ended March 31, 2011, due to net loss reported for the period.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report may contain statements relating to the future results of the Company that are considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). In addition, certain statements may be contained in the Company’s future filings with the SEC, in press releases, and in oral and written statements made by or with the approval of the Company that are not statements of historical fact and constitute forward-looking statements within the meaning of the PSLRA. Such forward-looking statements, in addition to historical information, which involve risk and uncertainties, are based on the beliefs, assumptions and expectations of management of the Company. Words such as “expects”, ‘believes”, “should”, “plans”, “anticipates”, “will”, “potential”, “could”, “intend”, “may”, “outlook”, “predict”, “project”, “would”, “estimates”, “assumes”, “likely”’ “and variations of such similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties and are based on a number of assumptions that could ultimately prove inaccurate and, therefore, there can be no assurance that they will prove to be accurate. Actual results and outcomes may vary materially from what is expressed or forecast in such statements due to various risks and uncertainties. These risks and uncertainties include, among other things, the possibility of drilling cost overruns and technical difficulties, volatility of oil and gas prices, competition, risks inherent in the Company’s oil and gas operations, the inexact nature of interpretation of seismic and other geological and geophysical data, imprecision of reserve estimates, and the Company’s ability to replace and expand oil and gas reserves. Accordingly, stockholders and potential investors are cautioned that certain events or circumstances could cause actual results to differ materially from those projected. The forward looking statements are made as of the date of this report and other than as required by the federal securities laws, the Company assumes no obligation to update the forward-looking statement or to update the reasons why actual results could differ from those projected in the forward-looking statements.

The following discussion is intended to assist you in understanding our results of operations and our present financial condition. Our Condensed Consolidated Financial Statements and the accompanying Notes to the Condensed Consolidated Financial Statements included elsewhere in this Report contains additional information that should be referred to when reviewing this material.

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

RECENT ACTIVITIES

During 2012, we continued our drilling program in our West Texas and Mid-Continent regions. Thru April 30, 2012, we have drilled a total of 12 gross (9.43 net) wells, with 11 gross (9.40 net) wells having successful completions. We intend to drill a total of approximately 35 gross wells (30 net) this year, primarily in the West Texas area.

In February 2012, we closed the acquisition of additional working interest in producing properties which we operate. These properties are located in our Gulf Coast region and were acquired at a net cost of $6.32 million.

During the first quarter 2012, we began plugging and abandoning a substantial portion of our offshore properties. This work is being performed under a fixed price contract and is expected to be completed within the next three or four months.

RESULTS OF OPERATIONS

2012 and 2011 Compared

We reported net income for the three months ended March 31, 2012 of $1.32 million, or $0.49 per share. For the three months ended March 31, 2011, we reported a net loss of $2.38 million, or $0.86 per share. Net income increased in 2012 by $3.70 million primarily due to increased operating revenues including a decrease in unrealized losses on derivative instruments partially offset by increased lease operating and depreciation and depletion expenses and income tax expenses. Operating revenues increased by $7.94 million in 2012 as compared to 2011 largely due to an increase in our price per barrel realized on crude oil sales and less unrealized losses on crude oil commodity contracts.

The significant components of net income are discussed below.

Oil and gas sales increased $1.91 million, or 9% from $21.12 million for the three months ended March 31, 2011 to $23.03 million for the three months ended March 31, 2012. Crude oil and natural gas sales vary due to changes in volumes of production sold and realized commodity prices. Our realized prices at the well head increased an average of $10.11 per barrel, or 11% on crude oil during the first quarter 2012 from the same period in 2011 while our average well head price for natural gas decreased $1.42 per mcf, or 24% during the first quarter 2012 from the same period in 2011.

Our crude oil production increased by 21,000 barrels, or 13% from 156,000 barrels for the first quarter 2011 to 177,000 barrels for the first quarter 2012. Our natural gas production decreased by 11,000 mcf, or 1% from 1,166,000 mcf for the first quarter 2011 to 1,155,000 mcf for the first quarter 2012. The crude oil production variances are a result of our recent drilling success in West Texas and drilling and acquisition activities in the Gulf Coast regions as we place new wells into production, partially offset by the natural decline of existing properties. The natural gas volume decreases are primarily due to the natural decline of the primary natural gas producing offshore properties, partially offset by production from wells in the West Texas region recently placed into production.

The following table summarizes the primary components of production volumes and average sales prices realized for the three months ended March 31, 2012 and 2011 (excluding realized gains and losses from derivatives).

	Three Months Ended March 31,
	2012	2011	Increase / (Decrease)
Barrels of Oil Produced	177,000	156,000	21,000
Average Price Received	$100.46	$90.35	$10.11

Oil Revenue (In 000’s)	$17,755	$14,136	$3,619
Mcf of Gas Produced	1,155,000	1,166,000	(11,000)
Average Price Received	$4.57	$5.99	$(1.42)

Gas Revenue (In 000’s)	$5,276	$6,987	$(1,711)

Total Oil & Gas Revenue (In 000’s)	$23,031	$21,123	$1,908

Realized net gains on derivative instruments include net gains of $0.12 million on the settlements of crude oil derivatives for the first quarter 2012 and net losses of $0.73 million and net gains of $1.05 million on the settlements of crude oil and natural gas derivatives, respectively, for the first quarter 2011. In the first quarter 2012, we unwound and monetized crude oil swaps with original settlement dates from January 2012 through December 2013 for net proceeds of $0.66 million. The $0.66 million gain associated with these early settlement transactions is included in realized gain on derivative instruments for the three months ended March 31, 2012.

Oil and gas prices received including the impact of derivatives but excluding the early settlement transactions were:

	Three Months Ended March 31,
	2012	2011	Increase
Oil Price	$97.40	$85.68	$11.72
Gas Price	$4.57	$6.90	$(2.33)

We do not apply hedge accounting to any of our commodity based derivatives, thus changes in the fair market value of commodity contracts held at the end of a reported period, referred to as mark-to-market adjustments, are recognized as unrealized gains and losses in the accompanying consolidated statements of operations. As oil and natural gas prices remain volatile, mark-to-market accounting treatment creates volatility in our revenues. During the three months ended March 31, 2012, we recognized $3.78 million in unrealized losses primarily associated with crude oil fixed swaps and collars due to an increase in crude oil futures market prices between December 31, 2011 and March 31, 2012. For the three months ended March 31, 2011, we recognized $9.51 million in unrealized losses primarily associated with crude oil fixed swaps and collars due to a decrease in crude oil futures market prices between December 31, 2010 and March 31, 2011.

Field service income increased $0.51 million, or 11% from $4.61 million for the first quarter 2011 to $5.12 million for the first quarter 2012. This increase is a direct result of upturns in utilization of equipment and the market allowing us to charge higher rates to customers. Workover rig services represent the bulk of our field service operations, and those rates all increased in our most active districts. Utilization of our workover rigs increased in all districts. Water hauling and disposal services also increased in our South Texas district.

Lease operating expense increased $1.59 million, or 20% from $7.91 million for the first quarter 2011 to $9.50 million for the first quarter 2012. This increase is primarily due to higher salt water disposal costs, production taxes and chemical expenses associated with new wells coming on line from the recent drilling success in West Texas, partially offset by decreased operating expenses on the offshore properties and decreased expensed workovers across all districts during the first three months of 2012.

Field service expense increased $0.48 million, or 12% from $3.91 million for the first quarter 2011 to $4.39 million for the first quarter 2012. Field service expenses primarily consist of salaries and vehicle operating expenses which have increased during the three months ended March 31, 2012 over the same period of 2011 as a direct result of increased services and utilization of the equipment.

Depreciation, depletion, amortization and accretion on discounted liabilities increased $0.80 million, or 13% from $6.04 million for the first quarter 2011 to $6.84 million for the first quarter 2012. This increase is primarily due to increased depletion rates recognized during the first quarter of 2012 associated with offshore properties driven by a decrease in estimated remaining economic reserves as several of our offshore properties enter into the last phase of their productive lives.

General and administrative expense increased $0.85 million, or 28% from $3.04 million for the three months ended March 31, 2011 to $3.89 million for the three months ended March 31, 2012. This increase is largely due to increased personnel costs in 2012. The largest component of these personnel costs was salaries, however rent, audit related costs and employee related taxes and insurance also contributed to the increase.

Gain on sale and exchange of assets of $0.70 million and $0.22 million for the three months ended March 31, 2012 and 2011, respectively, consists of sales of non-essential field service equipment.

Interest expense decreased $0.45 million, or 38% from $1.21 million for the first quarter 2011 to $0.76 million for the first quarter 2012. This decrease includes the reduction of interest expense of $0.41 million for the three months ended March 31, 2012 associated with interest on the subordinated credit facility with a related party private lender which was paid off in June 2011. The remaining decreases for the three months ended March 31, 2012, relate to reduced weighted average interest rates substantially offset by an increase in average debt outstanding during the 2012 period.

A provision for income taxes of $0.39 million, or an effective tax rate of 23% was recorded for the three months ended March 31, 2012 verses a benefit of $1.11 million, or an effective tax rate of 32% for the three months ended March 31, 2011. Our provision for income taxes varies from the federal statutory tax rate of 34% primarily due to percentage depletion. We are entitled to percentage depletion on certain of our wells, which is calculated without reference to the basis of the property. To the extent that such depletion exceeds a property’s basis it creates a permanent difference, which lowers our effective rate. The lower effective tax rate in 2012 is primarily due to larger percentage depletion deductions in excess of basis.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital resources are cash provided by our operating activities and our credit facility.

Net cash provided by our operating activities for the three month period ended March 31, 2012 was $10.28 million. Excluding the effects of significant unforeseen expenses or other income, our cash flow from operations fluctuates primarily because of variations in oil and gas production and prices or changes in working capital accounts. Our oil and gas production will vary based on actual well performance but may be curtailed due to factors beyond our control.

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

Our activities include development and exploratory drilling. Our strategy is to develop a balanced portfolio of drilling prospects that includes lower risk wells with a high probability of success and higher risk wells with greater economic potential. During 2012, we plan on drilling approximately 35 wells (30 net), mainly in the Permian Basin in West Texas and in the central Oklahoma area.

In February 2012 we invested a net $6.32 million to acquire additional working interest in producing properties that we operate in our Gulf Coast region. It is our goal to increase our oil and gas reserves and production through the acquisition and development of oil and gas properties. We also continue to explore and consider opportunities to further expand our oilfield servicing revenues through additional investment in field service equipment. However, the majority of our capital spending is discretionary, and the ultimate level of expenditures will be dependent on our assessment of the oil and gas business environment, the number and quality of oil and gas prospects available, the market for oilfield services, and oil and gas business opportunities in general.

We have in place both a stock repurchase program and a limited partnership interest repurchase program under which we expect to continue spending during 2012. For the three month period ended March 31, 2012, we have spent $0.48 million under these programs.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the first three months of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	RISK FACTORS

The Company is a smaller reporting company and no response is required pursuant to this Item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities by the Company during the period covered by this report.

During the three months ended March 31, 2012, the Company purchased the following shares of common stock as treasury shares.

2012 Month	Number of Shares	Average Price Paid per share	Maximum Number of Shares that May Yet Be Purchased Under The Program at Month - End (1)
January	8,119	$22.25	147,294
February	4,563	$22.73	142,731
March	6,938	$24.69	135,793

Total/Average	19,620	$23.23

(1)	In December 1993, we announced that our Board of Directors authorized a stock repurchase program whereby we may purchase outstanding shares of our common stock from time-to-time, in open market transactions or negotiated sales. The Board of Directors of the Company approved an additional 300,000 shares of the Company’s stock to be included in the stock repurchase program effective May 20, 2010. A total of 3,000,000 shares have been authorized, to date, under this program. Through March 31, 2012 we repurchased a total of 2,864,207 shares under this program for $40,232,924 at an average price of $14.05 per share. Additional purchases may occur as market conditions warrant. We expect future purchases will be funded with internally generated cash flow or from working capital.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	RESERVED

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit No.

3.1	Restated Certificate of Incorporation of PrimeEnergy Corporation (effective July 1, 2009) (Incorporated by reference to Exhibit 3.1 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2009)

3.2	Bylaws of PrimeEnergy Corporation (Incorporated by reference to Exhibit 3.2 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2010)

10.4	Amended and Restated Agreement of Limited Partnership, FWOE Partners L.P., dated as of August 22, 2005 (Incorporated by reference to Exhibit 10.3 to PrimeEnergy Corporation Form 8-K for events of August 22, 2005)

10.4.1	Contribution Agreement between F-W Oil Exploration L.L.C. and FWOE Partners L.P. dated as of August 22, 2005 (Incorporated by reference to exhibit 10.4 to PrimeEnergy Corporation Form 8-K for events of August 22, 2005)

10.18	Composite copy of Non-Statutory Option Agreements (Incorporated by reference to Exhibit 10.18 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2004)

10.22.5.9	Second Amended and Restated Credit Agreement dated July 30, 2010, by and among PrimeEnergy Corporation, the Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, and EOWS Midland Company), Compass Bank (successor in interest to Guaranty Bank, FSB) As Administrative Agent and Letter of Credit Issuer, BBVA Compass, As Sole Lead Arranger and Sole Bookrunner and The Lenders Signatory Hereto (BNP Paribas, JPMorgan Chase Bank, N.A. and Amegy Bank National Association) (Incorporated by reference to Exhibit 10.22.5.9 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2010)

10.22.5.9.1	First Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, BNP Paribas, JPMorgan Chase Bank, N.A., Amegy Bank National Association) effective September 30, 2010 (Incorporated by reference to Exhibit 10.22.5.9.1 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2010).

10.22.5.9.2	Second Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, BNP Paribas, JPMorgan Chase Bank, N.A., Amegy Bank National Association) effective June 22, 2011 (Incorporated by reference to Exhibit 10.22.5.9.2 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2011).

10.22.5.9.3	Third Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, BNP Paribas, JPMorgan Chase Bank, N.A., Amegy Bank National Association) effective December 8, 2011 (Incorporated by reference to Exhibit 10.22.5.9.3 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2011).

10.25	Credit Agreement dated as of June 1, 2006 (but effective for all purposes as of August 22, 2005), between Prime Offshore L.L.C. as Borrower and PrimeEnergy Corporation as Lender (Incorporated by reference to Exhibit 10.25 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006)

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit No.

101.INS (1)	XBRL (eXtensible Business Reporting Language) Instance Document

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	XBRL information (the Interactive Data File) is deemed not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PrimeEnergy Corporation
(Registrant)

May 9, 2012	/s/ Charles E. Drimal, Jr.
(Date)	Charles E. Drimal, Jr.
President
Principal Executive Officer

May 9, 2012	/s/ Beverly A. Cummings
(Date)	Beverly A. Cummings
Executive Vice President
Principal Financial Officer