Form 10-Q
period 2012-06-30
PRIMEENERGY CORP
filed 2012-08-09
CIK 56868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                  to

Commission File Number 0-7406

PrimeEnergy Corporation

(Exact name of registrant as specified in its charter)

Delaware	84-0637348
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer Identification No.)

9821 Katy Freeway, Houston, Texas 77024

(Address of principal executive offices)

(713) 735-0000

(Registrant’s telephone number, including area code)

One Landmark Square, Stamford, Connecticut 06901

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

The number of shares outstanding of each class of the Registrant’s Common Stock as of August 2, 2012 was: Common Stock, $0.10 par value 2,621,564 shares.

PrimeEnergy Corporation

Index to Form 10-Q

June 30, 2012

PART I—FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

PrimeEnergy Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS – Unaudited

(Thousands of dollars)

	June 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$8,717	$8,661
Restricted cash and cash equivalents	5,432	5,142
Accounts receivable, net	20,039	16,506
Other current assets	4,270	9,194

Total Current Assets	38,458	39,503
Property and Equipment, at cost
Oil and gas properties (successful efforts method), net	163,494	136,750
Field and office equipment, net	8,268	7,945

Total Property and Equipment, Net	171,762	144,695
Other Assets	2,079	614

Total Assets	$212,299	$184,812

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$31,662	$29,538
Accrued liabilities	8,522	8,963
Current portion of asset retirement and other long-term obligations	2,741	12,854
Derivative liability short-term	—	2,046
Due to related parties	341	67

Total Current Liabilities	43,266	53,468
Long-Term Bank Debt	97,750	69,800
Asset Retirement Obligations	7,030	6,416
Derivative Liability Long-Term	—	1,461
Deferred Income Taxes	22,129	17,914

Total Liabilities	170,175	149,059
Stockholders’ Equity Common stock, $.10 par value; 2012 and 2011: Authorized: 4,000,000 shares, issued: 3,836,397 shares; outstanding 2012: 2,622,837 shares; 2011: 2,701,869 shares	383	383
Paid-in capital	6,556	6,446
Retained earnings	60,035	51,289
Treasury stock, at cost; 2012: 1,213,560 shares; 2011: 1,134,528 shares	(33,055)	(31,120)

Total Stockholders’ Equity – PrimeEnergy	33,919	26,998
Non-controlling interest	8,205	8,755

Total Stockholders’ Equity	42,124	35,753

Total Liabilities and Stockholders’ Equity	$212,299	$184,812

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PrimeEnergy Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – Unaudited

(Thousands of dollars, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues
Oil and gas sales	$20,834	$22,356	$43,865	$43,479
Realized gain (loss) on derivative instruments, net	222	(185)	341	137
Field service income	5,337	5,169	10,452	9,774
Administrative overhead fees	2,110	2,121	4,274	4,338
Unrealized gain (loss) on derivative instruments, net	8,877	6,013	5,098	(3,496)
Other income	46	36	103	49

Total Revenues	37,426	35,510	64,133	54,281
Costs and Expenses
Lease operating expense	9,973	8,903	19,473	16,809
Field service expense	4,363	4,239	8,748	8,144
Depreciation, depletion and amortization and accretion on discounted liabilities	7,124	11,995	13,962	18,031
General and administrative expense	3,797	4,000	7,686	7,037
Exploration costs	5	7	10	8

Total Costs and Expenses	25,262	29,144	49,879	50,029
Gain on Sale and Exchange of Assets	2	11	706	233

Income from Operations	12,166	6,377	14,960	4,485
Other Income and Expenses
Less: Interest expense	831	1,139	1,587	2,350
Add: Interest income	38	4	48	85

Income Before Provision for Income Taxes	11,373	5,242	13,421	2,220
Provision for Income Taxes	3,814	1,571	4,201	458

Net Income	7,559	3,671	9,220	1,762
Less: Net Income Attributable to Non-Controlling Interests	136	468	474	941

Net Income Attributable to PrimeEnergy	$7,423	$3,203	$8,746	$821

Basic Income Per Common Share	$2.81	$1.16	$3.28	$0.30

Diluted Income Per Common Share	$2.20	$0.92	$2.57	$0.23

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PrimeEnergy Corporation

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY – Unaudited

Six Months Ended June 30, 2012

(Thousands of dollars)

	Common Stock		Additional Paid in	Retained	Treasury	Total Stockholders’ Equity –	Non-Controlling	Total Stockholders’
	Shares	Amount	Capital	Earnings	Stock	PrimeEnergy	Interest	Equity
Balance at December 31, 2011	3,836,397	$383	$6,446	$51,289	$(31,120)	$26,998	$8,755	$35,753
Purchase 79,032 shares of common stock	—	—	—	—	(1,935)	(1,935)	—	(1,935)
Net income	—	—	—	8,746	—	8,746	474	9,220
Purchase of non-controlling interests	—	—	110	—	—	110	(157)	(47)
Distributions to non-controlling interests	—	—	—	—	—	—	(867)	(867)

Balance at June 30, 2012	3,836,397	$383	$6,556	$60,035	$(33,055)	$33,919	$8,205	$42,124

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statement

PrimeEnergy Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

Six Months Ended June 30, 2012 and 2011

(Thousands of dollars)

	2012	2011
Cash Flows from Operating Activities:
Net income	$9,220	$1,762
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion on discounted liabilities	13,962	18,031
Gain on sale of properties	(706)	(233)
Unrealized (gain) loss on derivative instruments, net	(5,098)	3,496
Provision for deferred income taxes	4,215	89
Changes in assets and liabilities:
Increase in accounts receivable	(3,533)	(235)
(Increase) decrease in other assets	5,037	(176)
Increase (decrease) in accounts payable	1,834	(3,061)
Increase (decrease) in accrued liabilities	863	(187)
Increase (decrease) in due to related parties	287	(37)

Net Cash Provided by Operating Activities	26,081	19,449

Cash Flows from Investing Activities:
Capital expenditures, including exploration expense	(51,714)	(15,773)
Proceeds from sale of properties and equipment	845	233

Net Cash Used in Investing Activities	(50,869)	(15,540)

Cash Flows from Financing Activities:
Purchase of stock for treasury	(1,935)	(1,179)
Purchase of non-controlling interests	(47)	(169)
Proceeds in long-term bank debt and other long-term obligations	62,000	50,933
Repayment of long-term bank debt and other long-term obligations	(34,307)	(51,713)
Repayment of indebtedness to related party	—	(20,000)
Distribution to non-controlling interests	(867)	(70)

Net Cash Provided (Used) in Financing Activities	24,844	(22,198)

Net Increase (Decrease) in Cash and Cash Equivalents	56	(18,289)
Cash and Cash Equivalents at the Beginning of the Period	8,661	32,792

Cash and Cash Equivalents at the End of the Period	$8,717	$14,503

Supplemental Disclosures:
Income taxes paid during the period	$541	$1,211
Income tax refunds received during the period	$—	$41
Interest paid during the period	$1,619	$2,350
Increase (decrease) in accrued expenses relating to property during the period	$(1,304)	$1,979

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statement

PrimeEnergy Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

(1) Interim Financial Statements:

The accompanying condensed consolidated financial statements of PrimeEnergy Corporation (“PEC” or the “Company”) have not been audited by independent public accountants. During the interim periods, the Company follows the same accounting policies as used and described in its Annual Report on Form 10-K for the year ended December 31, 2011. In accordance with applicable Securities and Exchange Commission (“SEC”) rules and regulations, the accompanying interim financial statements do not include all disclosures presented in annual financial statements and the reader should refer to the Company’s Form 10-K for the year ended December 31, 2011 filed with the SEC on March 29, 2012. In the opinion of management, the accompanying interim condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, the Condensed Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2012, and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation. The results for interim periods are not necessarily indicative of annual results. For purposes of disclosure in the condensed consolidated financial statements, subsequent events have been evaluated through the date the statements were issued.

Recently Issued Accounting Pronouncements

There are no new significant accounting standards applicable to the Company that have been issued but not yet adopted as of the six months ended June 30, 2012.

(2) Acquisitions and Dispositions:

Historically the Company has repurchased the interests of the partners and trust unit holders in the eighteen oil and gas limited partnerships (the “Partnerships”) and the two asset and business income trusts (the “Trusts”) managed by the Company as general partner and as managing trustee, respectively. The Company purchased such interests in an amount totaling $47,000 and $169,000 for the six months ended June 30, 2012 and 2011, respectively.

(3) Restricted Cash and Cash Equivalents:

Restricted cash and cash equivalents include $5.09 million and $4.39 million at June 30, 2012 and December 31, 2011, respectively, of cash primarily pertaining to oil and gas revenue payments. There were corresponding accounts payable recorded at June 30, 2012 and December 31, 2011 for these liabilities. Both the restricted cash and the accounts payable are classified as current on the Condensed Consolidated Balance Sheets.

(4) Additional Balance Sheet Information:

Certain balance sheet amounts are comprised of the following:

(Thousands of dollars)	June 30, 2012	December 31, 2011
Accounts Receivable:
Joint interest billing	$8,744	$2,347
Trade receivables	1,951	1,558
Oil and gas sales	8,478	9,876
Other	1,294	3,146

	20,467	16,927
Less: Allowance for doubtful accounts	(428)	(421)

Total	$20,039	$16,506

Accounts Payable:
Trade	$4,878	$5,853
Royalty and other owners	10,626	13,645
Prepaid drilling deposits	570	779
Other	15,588	9,261

Total	$31,662	$29,538

(Thousands of dollars)	June 30, 2012	December 31, 2011
Accrued Liabilities:
Compensation and related expenses	$4,050	$2,137
Property costs	3,282	5,117
Income tax	—	362
Other	1,190	1,347

Total	$8,522	$8,963

(5) Property and Equipment:

Property and equipment at June 30, 2012 and December 31, 2011 consisted of the following:

(Thousands of dollars)	June 30, 2012	December 31, 2011
Proved oil and gas properties, at cost	$531,806	$492,393
Less: Accumulated depletion and depreciation	(368,312)	(355,643)

Oil and Gas Properties, Net	$163,494	$136,750

Field and office equipment	$22,498	$21,553
Less: Accumulated depreciation	(14,230)	(13,608)

Field and Office Equipment, Net	$8,268	$7,945

Total Property and Equipment, Net	$171,762	$144,695

(6) Long-Term Bank Debt:

Bank Debt:

Effective July 30, 2010 the Company entered into a Second Amended and Restated Credit Agreement between Compass Bank as agent and a syndicated group of lenders (“Credit Agreement”). The Credit Agreement has a revolving line of credit and letter of credit facility of up to $250 million with a final maturity date of July 30, 2017. The credit facility is secured by substantially all of the Company’s oil and gas properties. The credit facility is subject to a borrowing base determined by the lenders taking into consideration the estimated value of PEC’s oil and gas properties in accordance with the lenders’ customary practices for oil and gas loans. This process involves reviewing PEC’s estimated proved reserves and their valuation. The borrowing base is re-determined semi-annually, and the available borrowing amount could be increased or decreased as a result of such redetermination. In addition, PEC and the lenders each have at their discretion the right to request the borrowing base be re-determined with a maximum of one such request each year. A revision to PEC’s reserves may prompt such a request on the part of the lenders, which could possibly result in a reduction in the borrowing base and availability under the credit facility. At any time if the sum of the outstanding borrowings and letter of credit exposures exceed the applicable portion of the borrowing base, PEC would be required to repay the excess amount within a prescribed period.

As of June 30, 2012, the credit facility borrowing base was $125.0 million with no required monthly reduction amount. The borrowings made within the credit facility may be placed in a base rate loan or LIBO rate loan. The Company’s borrowing rates in the credit facility provide for base rate loans at the prime rate (3.25% at June 30, 2012) plus applicable margin utilization rates that range from 1.00% to 2.00%, and LIBO rate loans at LIBO published rates plus applicable utilization rates that range from 2.00% to 3.00%. As of June 30, 2012, the Company had in place one base rate loan and one LIBO rate loan with effective rates of 5.00% and 2.99%, respectively.

At June 30, 2012, the Company had $97.75 million of borrowings outstanding under its revolving credit facility at a weighted-average interest rate of 3.94% and $27.25 million available for future borrowings. The combined weighted average interest rates paid on outstanding bank borrowings subject to base rate and LIBO interest were 3.90% for the six months ended June 30, 2012 as compared to 5.67% for the six months ended June 30, 2011.

(7) Other Long-Term Obligations and Commitments:

Operating Leases:

The Company has several non-cancelable operating leases, primarily for rental of office space, that have a term of more than one year. The future minimum lease payments for the rest of the fiscal 2012 and thereafter for the operating leases are as follows:

(Thousands of dollars)	Operating Leases
2012	$347
2013	662
2014	261
2015	122

Total minimum payments	$1,392

Rent expense for office space for the six months ended June 30, 2012 and 2011 was $399,000 and $378,000, respectively.

Asset Retirement Obligation:

A reconciliation of the liability for plugging and abandonment costs for the six months ended June 30, 2012 is as follows:

(Thousands of dollars)
Asset retirement obligation – December 31, 2011	$19,013
Liabilities incurred	525
Liabilities settled	(14,581)
Accretion expense	1,240
Revisions in estimated liabilities	3,574

Asset retirement obligation – June 30, 2012	$9,771

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

In December 2011, the Company entered into a fixed price contract for the plugging and abandonment of a substantial portion of its offshore properties. In connection with this contract, the Company deposited a net $6.0 million with the contractor which is reflected in prepaid obligations at December 31, 2011. All work under this contract was substantially completed by June 30, 2012.

(8) Contingent Liabilities:

The Company, as managing general partner of the affiliated Partnerships, is responsible for all Partnership activities, including the drilling of development wells and the production and sale of oil and gas from productive wells. The Company also provides the administration, accounting and tax preparation work for the Partnerships, and is liable for all debts and liabilities of the affiliated Partnerships, to the extent that the assets of a given limited Partnership are not sufficient to satisfy its obligations. As of June 30, 2012, the affiliated Partnerships have established cash reserves in excess of their debts and liabilities and the Company believes these reserves will be sufficient to satisfy Partnership obligations.

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

(9) Stock Options and Other Compensation:

In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. At June 30, 2012 and 2011, remaining options held by two key executive officers on 767,500 shares were outstanding and exercisable at prices ranging from $1.00 to $1.25. According to their terms, the options have no expiration date.

(10) Related Party Transactions:

The Company, as managing general partner or managing trustee, makes an annual offer to repurchase the interests of the partners and trust unit holders in certain of the Partnerships or Trusts. The Company purchased such interests in amounts totaling $47,000 and $169,000 for the six months ended June 30, 2012 and 2011, respectively.

Treasury stock purchases in any reported period may include shares from a related party, which may include members of the Company’s Board of Directors. In April 2012, the Company purchased 45,179 shares of common stock as treasury shares from a Director for $1.13 million.

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

(11) Financial Instruments:

Fair Value measurements:

Authoritative guidance on fair value measurements defines fair value, establishes a framework for measuring fair value and stipulates the related disclosure requirements. The Company follows a three-level hierarchy, prioritizing and defining the types of inputs used to measure fair value. The fair values of the Company’s natural gas and crude oil price collars and swaps are designated as Level 3. The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011:

June 30, 2012 (Thousands of dollars)	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2012
Assets
Commodity derivative contracts	$—	$—	$1,591	$1,591

Total assets	$—	$—	$1,591	$1,591

Liabilities
Commodity derivative contracts	$—	$—	$—	$—

Total liability	$—	$—	$—	$—

December 31, 2011 (Thousands of dollars)	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2011
Assets
Commodity derivative contracts	$—	$—	$—	$—

Total assets	$—	$—	$—	$—

Liabilities
Commodity derivative contracts	$—	$—	$(3,507)	$(3,507)

Total liability	$—	$—	$(3,507)	$(3,507)

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the six months ended June 30, 2012.

(Thousands of dollars)
Net liabilities – December 31, 2011	$(3,507)
Total realized and unrealized gains or losses:
Unrealized gains included in earnings, net (a)	5,439
Realized gains from purchases, sales, issuances and settlements, net	(341)

Net assets – June 30, 2012	$1,591

(a)	Derivative instruments are reported in revenues as realized gain/loss and on a separately reported line item captioned unrealized gain/loss on derivative instruments.

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

The following table sets forth the effect of derivative instruments on the condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011:

		Fair Value
(Thousands of dollars)	Balance Sheet Location	June 30, 2012	December 31, 2011
Asset Derivatives:
Derivatives not designated as hedging instruments:
Crude oil commodity contracts	Other current assets	$355	$—
Crude oil commodity contracts	Other assets	1,236	—

Total		$1,591	$—

Liability Derivatives:
Derivatives not designated as hedging instruments:
Crude oil commodity contracts	Derivative liability short term	$—	$(2,046)
Crude oil commodity contracts	Derivative liability long term	—	(1,461)

Total		$—	$(3,507)

Total derivative instruments		$1,591	$(3,507)

The following table sets forth the effect of derivative instruments on the condensed consolidated statement of operations for the six-month periods ended June 30, 2012 and 2011:

	Location of gain/loss recognized in income	Amount of gain/loss recognized in income
(Thousands of dollars)		2012	2011
Derivatives not designated as cash-flow hedge instruments
Natural gas commodity contracts	Unrealized loss on derivative instruments, net	$—	$(998)
Crude oil commodity contracts	Unrealized gain (loss) on derivative instruments, net	5,098	(2,498)
Natural gas commodity contracts	Realized gain on derivative instruments, net	—	1,972
Crude oil commodity contracts	Realized gain (loss) on derivative instruments, net	341	(1,836)

		$5,439	$(3,360)

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

	Six Months Ended June 30,
	2012			2011
	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount
Basic	$8,746	2,664,934	$3.28	$821	2,767,124	$0.30
Effect of dilutive securities:
Options	—	733,265		—	734,671

Diluted	$8,746	3,398,199	$2.57	$821	3,501,795	$0.23

	Three Months Ended June 30,
	2012			2011
	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount
Basic	$7,423	2,637,825	$2.81	$3,203	2,755,035	$1.16
Effect of dilutive securities:
Options	—	734,079		—	736,739

Diluted	$7,423	3,371,904	$2.20	$3,203	3,491,774	$0.92

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RECENT ACTIVITIES

During 2012, we continued our drilling program in our West Texas and Mid-Continent regions. Thru July 31, 2012, we have drilled a total of 20 gross (16.30 net) wells, with 19 gross (16.27 net) wells having successful completions, and we have one well currently drilling. We intend to drill a total of approximately 35 gross wells (30 net) this year, primarily in the West Texas area.

In February 2012, we closed the acquisition of additional working interest in producing properties which we operate. These properties are located in our Gulf Coast region and were acquired at a net cost of $6.32 million.

During the first six months of 2012, we began plugging and abandoning the majority of our offshore oil and gas properties. This work was substantially completed by June 30, 2012.

RESULTS OF OPERATIONS

2012 and 2011 Compared

We reported net income for the three and six months ended June 30, 2012 of $7.42 million, or $2.81 per share and $8.75 million, or $3.28 per share, respectively as compared to $3.20 million, or $1.16 per share and $0.82 million, or $0.30 per share for the three and six months ended June 30, 2011, respectively. Net income increased by $4.22 million and $7.93 million for the three and six months ended June 30, 2012 as compared to the same periods during 2011 primarily due to an increase in unrealized gains on derivative instruments and decreased depreciation and depletion expenses partially offset by increased lease operating expenses and income tax provisions. Unrealized gains (loss) on derivative instruments increased by $2.86 million and $8.59 million for the three and six months ended June 30, 2012, respectively as compared to the same periods in 2011 largely due to a decrease in future crude oil commodity prices during the 2012 periods as compared to crude oil commodity contracts held at the end of the reported periods.

The significant components of net income are discussed below.

Oil and gas sales decreased $1.53 million, or 7% from $22.36 million for the three months ended June 30, 2011 to $20.83 million for the three months ended June 30, 2012 and increased $0.39 million, or 1% from $43.48 million for the six months ended June 30, 2011 to $43.87 million for the six months ended June 30, 2012. Crude oil and natural gas sales vary due to changes in volumes of production sold and realized commodity prices. Our realized prices at the well head decreased an average of $9.68 per barrel, or 10% and increased $0.26 per barrel, or less than 1% on crude oil during the three and six months ended June 30, 2012, respectively from the same periods in 2011 while our average well head price for natural gas decreased $2.10 per mcf, or 32% and $1.78 per mcf, or 28% during the three and six months ended June 30, 2012, respectively from the same periods in 2011.

Our crude oil production increased by 33,000 barrels, or 22% from 147,000 barrels for the second quarter 2011 to 180,000 barrels for the second quarter 2012 and increased by 54,000 barrels, or 18% from 303,000 barrels for the six months ended June 30, 2011 to 357,000 barrels for the six months ended June 30, 2012. Our natural gas production decreased by 96,000 mcf, or 7% from 1,243,000 mcf for the second quarter 2011 to 1,147,000 mcf for the second quarter 2012 and decreased by 107,000 mcf, or 4% from 2,409,000 mcf for the six months ended June 30, 2011 to 2,302,000 mcf for the six months ended June 30, 2012. The crude oil production variances are a result of our recent drilling success in West Texas and drilling and acquisition activities in the Gulf Coast regions as we place new wells into production, partially offset by the natural decline of existing properties. The natural gas volume decreases are primarily due to the natural decline of the primary natural gas producing offshore properties, partially offset by production from wells in the West Texas region recently placed into production.

The following table summarizes the primary components of production volumes and average sales prices realized for the three and six months ended June 30, 2012 and 2011 (excluding realized gains and losses from derivatives).

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Increase / (Decrease)	2012	2011	Increase / (Decrease)
Barrels of Oil Produced	180,000	147,000	33,000	357,000	303,000	54,000
Average Price Received	$87.04	$96.72	$(9.68)	$93.69	$93.43	$0.26

Oil Revenue (In 000’s)	$15,674	$14,146	$1,528	$33,429	$28,282	$5,147
Mcf of Gas Produced	1,147,000	1,243,000	(96,000)	2,302,000	2,409,000	(107,000)
Average Price Received	$4.50	$6.60	$(2.10)	$4.53	$6.31	$(1.78)

Gas Revenue (In 000’s)	$5,160	$8,210	$(3,050)	$10,436	$15,197	$(4,761)

Total Oil & Gas Revenue (In 000’s)	$20,834	$22,356	$(1,522)	$43,865	$43,479	$386

Realized net gains on derivative instruments include net gains of $0.22 million on the settlements of crude oil derivatives for the second quarter 2012 and a net loss of $1.01 million and net gain of $0.92 million on the settlements of crude oil and natural gas derivatives, respectively, for the second quarter 2011. Realized net gains on derivative instruments include net gains of $0.34 million on the settlements of crude oil derivatives for the six months ended June 30, 2012 and a net loss of $1.84 million and net gain of $1.97 million on the settlements of crude oil and natural gas derivatives, respectively, for the six months ended June 30, 2011. In the three and six months ended June 30, 2012, we unwound and monetized crude oil swaps with original settlement dates from January 2012 through December 2013 for net proceeds of $0.37 million and $1.03 million, respectively. The gains associated with these early settlement transactions is included in realized gain on derivative instruments for the three and six months ended June 30, 2012.

Oil and gas prices received including the impact of derivatives but excluding the early settlement transactions were:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Increase (Decrease)	2012	2011	Increase (Decrease)
Oil Price	$86.21	$89.17	$(2.96)	$91.76	$87.36	$4.40
Gas Price	$4.50	$7.34	$(2.84)	$4.53	$7.13	$(2.60)

We do not apply hedge accounting to any of our commodity based derivatives, thus changes in the fair market value of commodity contracts held at the end of a reported period, referred to as mark-to-market adjustments, are recognized as unrealized gains and losses in the accompanying consolidated statements of operations. As oil and natural gas prices remain volatile, mark-to-market accounting treatment creates volatility in our revenues. During the three and six months ended June 30, 2012, we recognized $8.88 million and $5.10 million, respectively in unrealized gains associated with crude oil fixed swaps and collars due to a decrease in crude oil futures market prices between December 31, 2011 and June 30, 2012. For the three and six months ended June 30, 2011, we recognized unrealized gains of $6.01 million and unrealized losses of $3.50 million, respectively primarily associated with crude oil fixed swaps and collars due to fluctuations in crude oil futures market prices between December 31, 2010 and June 30, 2011.

Field service income increased $0.17 million, or 3% from $5.17 million for the second quarter 2011 to $5.34 million for the second quarter 2012 and $0.68 million, or 7% from $9.77 million for the six months ended June 30, 2011 to $10.45 million for the six months ended June 30, 2012. This increase is a direct result of upturns in utilization of equipment and the market allowing us to charge higher rates to customers. Workover rig services represent the bulk of our field service operations, and those rates all increased in our most active districts. Utilization of our workover rigs increased in all districts. Water hauling and disposal services also increased in our South Texas district.

Lease operating expense increased $1.07 million, or 12% from $8.90 million for the second quarter 2011 to $9.97 million for the second quarter 2012 and $2.66 million, or 16% from $16.81 million for the six months ended June 30, 2011 to $19.47 million for the six months ended June 30, 2012. This increase is primarily due to higher salt water disposal costs, production taxes and chemical expenses associated with new wells coming on line from the recent drilling success in West Texas, partially offset by decreased operating expenses on the offshore properties and decreased expensed workovers across all districts during the first six months of 2012.

Field service expense increased $0.12 million, or 3% from $4.24 million for the second quarter 2011 to $4.36 million for the second quarter 2012 and $0.61 million, or 7% from $8.14 million for the six months ended June 30, 2011 to $8.75 million for the six months ended June 30, 2012. Field service expenses primarily consist of salaries and vehicle operating expenses which have increased during the six months ended June 30, 2012 over the same period of 2011 as a direct result of increased services and utilization of the equipment.

Depreciation, depletion, amortization and accretion on discounted liabilities decreased $4.88 million, or 41% from $12.00 million for the second quarter 2011 to $7.12 million for the second quarter 2012 and $4.07 million, or 23% from $18.03 million for the six months ended June 30, 2011 to $13.96 million for the six months ended June 30, 2012. This decrease is primarily due to decreased depletion rates recognized during the first six months of 2012 associated with offshore properties as several of our offshore properties entered into the last phase of their productive lives.

General and administrative expense decreased $0.20 million, or 5% from $4.00 million for the three months ended June 30, 2011 to $3.80 million for the three months ended June 30, 2012 and increased $0.65 million, or 9% from $7.04 million for the six months ended June 30, 2011 to $7.69 million for the six months ended June 30, 2012. This increase in 2012 is largely due to increased personnel costs in 2012. The largest component of these personnel costs was salaries, however rent, audit related costs and employee related taxes and insurance also contributed to the increase.

Gain on sale and exchange of assets of $0.71 million and $0.23 million for the six months ended June 30, 2012 and 2011, respectively, consists of sales of non-essential field service equipment.

Interest expense decreased $0.31 million, or 27% from $1.14 million for the second quarter 2011 to $0.83 million for the second quarter 2012 and $0.76 million, or 32% from $2.35 million for the six months ended June 30, 2011 to $1.59 million for the six months ended June 30, 2012. This decrease includes the reduction of interest expense of $0.37 million and $0.79 million for the three and six months ended June 30, 2012, respectively associated with interest on the subordinated credit facility with a related party private lender which was paid off in June 2011. The remaining decrease for the six months ended June 30, 2012 relate to reduced weighted average interest rates substantially offset by an increase in average debt outstanding during the 2012 periods.

A provision for income taxes of $3.81 million, or an effective tax rate of 34% was recorded for the three months ended June 30, 2012 verses a provision of $1.57 million, or an effective tax rate of 33% for the three months ended June 30, 2011. A provision for income taxes of $4.20 million, or an effective tax rate of 32% was recorded for the six months ended June 30, 2012 verses a provision of $0.46 million, or an effective tax rate of 36% for the three months ended June 30, 2011. Our provision for income taxes varies from the federal statutory tax rate of 34% primarily due to state taxes and percentage depletion deductions. We are entitled to percentage depletion on certain of our wells, which is calculated without reference to the basis of the property. To the extent that such depletion exceeds a property’s basis it creates a permanent difference, which lowers our effective rate. The lower effective tax rate in 2012 is primarily due to larger percentage depletion deductions in excess of basis.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital resources are cash provided by our operating activities and our credit facility.

Net cash provided by our operating activities for the six month period ended June 30, 2012 was $26.08 million. Excluding the effects of significant unforeseen expenses or other income, our cash flow from operations fluctuates primarily because of variations in oil and gas production and prices or changes in working capital accounts. Our oil and gas production will vary based on actual well performance but may be curtailed due to factors beyond our control.

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

We have in place both a stock repurchase program and a limited partnership interest repurchase program under which we expect to continue spending during 2012. For the six month period ended June 30, 2012, we have spent $1.98 million under these programs.

We currently maintain a credit facility totaling $250 million, with a current borrowing base of $125 million and $27.25 million in availability at June 30, 2012. The bank reviews the borrowing base semi-annually and, at their discretion, may decrease or propose an increase to the borrowing base relative to a redetermined estimate of proved oil and gas reserves. Our oil and gas properties are pledged as collateral for the line of credit and we are subject to certain financial and operational covenants defined in the agreement. We are currently in compliance with these covenants. If we do not comply with these covenants on a continuing basis, the lenders have the right to refuse to advance additional funds under the facility and/or declare all principal and interest immediately due and payable.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the first six months of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	RISK FACTORS

The Company is a smaller reporting company and no response is required pursuant to this Item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities by the Company during the period covered by this report.

During the six months ended June 30, 2012, the Company purchased the following shares of common stock as treasury shares.

2012 Month	Number of Shares	Average Price Paid per share	Maximum Number of Shares that May Yet Be Purchased Under The Program at Month—End (1)
January	8,119	$22.25	147,294
February	4,563	$22.73	142,731
March	6,938	$24.69	135,793
April	52,579	$24.98	83,214
May	3,200	$23.80	80,014
June	3,633	$24.65	76,381

Total/Average	79,032	$24.48

(1)	In December 1993, we announced that our Board of Directors authorized a stock repurchase program whereby we may purchase outstanding shares of our common stock from time-to-time, in open market transactions or negotiated sales. The Board of Directors of the Company approved an additional 300,000 shares of the Company’s stock to be included in the stock repurchase program effective May 20, 2010. A total of 3,000,000 shares have been authorized, to date, under this program. Through June 30, 2012 we repurchased a total of 2,923,619 shares under this program for $41,711,879 at an average price of $14.27 per share. Additional purchases may occur as market conditions warrant. We expect future purchases will be funded with internally generated cash flow or from working capital.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	RESERVED

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit No.

3.1	Restated Certificate of Incorporation of PrimeEnergy Corporation (effective July 1, 2009) (Incorporated by reference to Exhibit 3.1 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2009)

3.2	Bylaws of PrimeEnergy Corporation (Incorporated by reference to Exhibit 3.2 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2010)

10.4	Amended and Restated Agreement of Limited Partnership, FWOE Partners L.P., dated as of August 22, 2005 (Incorporated by reference to Exhibit 10.3 to PrimeEnergy Corporation Form 8-K for events of August 22, 2005)

10.4.1	Contribution Agreement between F-W Oil Exploration L.L.C. and FWOE Partners L.P. dated as of August 22, 2005 (Incorporated by reference to exhibit 10.4 to PrimeEnergy Corporation Form 8-K for events of August 22, 2005)

10.18	Composite copy of Non-Statutory Option Agreements (Incorporated by reference to Exhibit 10.18 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2004)

10.22.5.9	Second Amended and Restated Credit Agreement dated July 30, 2010, by and among PrimeEnergy Corporation, the Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, and EOWS Midland Company), Compass Bank (successor in interest to Guaranty Bank, FSB) As Administrative Agent and Letter of Credit Issuer, BBVA Compass, As Sole Lead Arranger and Sole Bookrunner and The Lenders Signatory Hereto (BNP Paribas, JPMorgan Chase Bank, N.A. and Amegy Bank National Association) (Incorporated by reference to Exhibit 10.22.5.9 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2010)

10.22.5.9.1	First Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, BNP Paribas, JPMorgan Chase Bank, N.A., Amegy Bank National Association) effective September 30, 2010 (Incorporated by reference to Exhibit 10.22.5.9.1 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2010).

10.22.5.9.2	Second Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, BNP Paribas, JPMorgan Chase Bank, N.A., Amegy Bank National Association) effective June 22, 2011 (Incorporated by reference to Exhibit 10.22.5.9.2 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2011).

10.22.5.9.3	Third Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, BNP Paribas, JPMorgan Chase Bank, N.A., Amegy Bank National Association) effective December 8, 2011 (Incorporated by reference to Exhibit 10.22.5.9.3 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2011).

10.22.5.9.4	Fourth Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, BNP Paribas, JPMorgan Chase Bank, N.A., Amegy Bank National Association) effective June 25, 2012 (filed herewith).

10.25	Credit Agreement dated as of June 1, 2006 (but effective for all purposes as of August 22, 2005), between Prime Offshore L.L.C. as Borrower and PrimeEnergy Corporation as Lender (Incorporated by reference to Exhibit 10.25 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006).

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit No.

101.INS (1)	XBRL (eXtensible Business Reporting Language) Instance Document

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	XBRL information (the Interactive Data File) is deemed not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PrimeEnergy Corporation (Registrant)

August 9, 2012	/s/ Charles E. Drimal, Jr.
(Date)	Charles E. Drimal, Jr.
President
Principal Executive Officer

August 9, 2012	/s/ Beverly A. Cummings
(Date)	Beverly A. Cummings
Executive Vice President
Principal Financial Officer