Form 10-K
period 2012-12-31
PRIMEENERGY CORP
filed 2013-03-27
CIK 56868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Registrant’s telephone number, including area code: (713) 735-0000

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock of the Registrant held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of the last business day of the Registrant’s most recently completed second fiscal quarter, was $38,298,176

The number of shares outstanding of each class of the Registrant’s Common Stock as of March 26, 2013 was 2,454,219 shares, Common Stock, $0.10 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement to be furnished to stockholders in connection with its Annual Meeting of Stockholders to be held in May 2013, are incorporated by reference in Part III hereof.

PrimeEnergy Corporation

FORM 10-K ANNUAL REPORT

For the Fiscal Year Ended

December 31, 2012

PART I

Item 1.	BUSINESS.

General

This Report may contain statements relating to the future results of the Company that are considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). In addition, certain statements may be contained in the Company’s future filings with the SEC, in press releases, and in oral and written statements made by or with the approval of the Company that are not statements of historical fact and constitute forward-looking statements within the meaning of the PSLRA. Such forward-looking statements, in addition to historical information, which involve risk and uncertainties, are based on the beliefs, assumptions and expectations of management of the Company. Words such as “expects”, “believes”, “should”, “plans”, “anticipates”, “will”, “potential”, “could”, “intend”, “may”, “outlook”, “predict”, “project”, “would”, “estimates”, “assumes”, “likely” and variations of such similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties and are based on a number of assumptions that could ultimately prove inaccurate and, therefore, there can be no assurance that they will prove to be accurate. Actual results and outcomes may vary materially from what is expressed or forecast in such statements due to various risks and uncertainties. These risks and uncertainties include, among other things, the possibility of drilling cost overruns and technical difficulties, volatility of oil and gas prices, competition, risks inherent in the Company’s oil and gas operations, the inexact nature of interpretation of seismic and other geological and geophysical data, imprecision of reserve estimates, and the Company’s ability to replace and expand oil and gas reserves. Accordingly, stockholders and potential investors are cautioned that certain events or circumstances could cause actual results to differ materially from those projected. The forward looking statements are made as of the date of this Report and other than as required by the federal securities laws, the Company assumes no obligation to update the forward-looking statement or to update the reasons why actual results could differ from those projected in the forward-looking statements.

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

As of December 31, 2012, we had net capitalized costs related to proved oil and gas properties of $188 million. Total expenditures for the acquisition, exploration and development of our properties during 2012 were $86 million of which $10 thousand related to exploration costs expensed during 2012. Proved reserves as of December 31, 2012, were 25,612 thousand barrels of oil equivalent (“MBoe”) which consisted of 57% proved developed reserves and 43% proved undeveloped reserves.

Significant 2012 Activity

During 2012, we participated in drilling a total of 39 gross (28.91 net) wells, of which 38 (28.91 net) were successful completions. This included 29 development wells in our West Texas drilling program and the drilling of 7 wells in our Mid-Continent region.

In February 2012, we closed the acquisition of additional working interest in producing properties which we operate. These properties are located in our Gulf Coast region and were acquired at a net cost of $6.32 million.

We increased our outstanding debt by $52.2 million from $69.8 million at December 31, 2011 to $122.0 million as of December 31, 2012. As of December 31, 2012 we have $23.0 million available for future borrowings.

During 2012, we completed the plugging and abandonment of all of our offshore properties in which we had an operated working interest. In December 2011, we entered into a fixed price, turnkey contract for the plugging and abandonment of several of our offshore properties. Field work under this contract started in March 2012 and was completed in third quarter 2012.

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

We presently own producing and non-producing properties located primarily in Texas, Oklahoma, West Virginia, New Mexico, Colorado and Louisiana, and we own a substantial amount of well servicing equipment. We do not own any refinery or marketing facilities, and do not currently own or lease any bulk storage facilities or pipelines other than adjacent to and used in connection with producing wells and the interests in certain gas gathering systems. All of our oil and gas properties and interests are located in the United States.

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

Well Operations

Our operations are conducted through our principal offices in Houston, Texas, and district offices in Houston and Midland, Texas, Oklahoma City, Oklahoma, and Charleston, West Virginia. We currently operate 1,613 oil and gas wells, 359 through the Houston office, 371 through the Midland office, 385 through the Oklahoma City office and 498 through the Charleston, West Virginia office. Substantially all of the wells we operate are wells in which we have an interest.

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

PEMC, as managing general partner of the Partnerships and managing trustee of the Trusts, is responsible for all Partnership and Trust activities, the drilling of development wells and the production and sale of oil and gas from productive wells. PEMC also provides administration, accounting and tax preparation for the Partnerships and Trusts from our offices in Stamford, Connecticut. PEMC is liable for all debts and liabilities of the Partnerships and Trusts, to the extent that the assets of a given limited partnership or trust are not sufficient to satisfy its obligations. We stopped sponsoring partnerships and trusts in 1992. Today there are only 18 partnerships and two trusts remaining. The aggregate number of limited partners in the Partnerships and beneficial owners of the Trusts now administered by PEMC is approximately 2,183.

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

Our offshore operations were conducted on federal leases which are administered by the Bureau of Ocean Energy Management (the “BOEM”) and are required to comply with the regulations and orders promulgated by the BOEM under the Outer Continental Shelf Lands Act (“OCSLA”). These leases required compliance with detailed BOEM, Bureau of Safety and Environmental Enforcement (the “BSEE”), and other government agency regulations and orders that are subject to interpretation and change. The BOEM and BSEE have promulgated other regulations governing the plugging and abandonment of wells located offshore and the installation and removal of all production facilities, structures and pipelines.

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

The OCSLA, which is administered by the BOEM and the FERC, requires that all pipelines operating on or across the OCS provide open access, non-discriminatory transportation service. One of FERC’s principal goals in carrying out OCSLA’s mandate is to increase transparency in the market to provide producers and shippers on the OCS with greater assurance of open access service on pipelines located on the OCS and non-discriminatory rates and conditions of service on such pipelines. On June 18, 2008, the BOEM issued a final rule, effective August 18, 2008, that implements a hotline, alternative dispute resolution procedures, and complaint procedures for resolving claims of having been denied open and nondiscriminatory access to pipelines on the OCS.

In December 2007, the FERC issued rules (Order No. 704) requiring that any market participant that engages in wholesale sales or purchases of natural gas that equal or exceed 2.2 million British thermal units (“MMBtu”) during a calendar year must annually report, starting May 1, 2009, such sales and purchases to the FERC. These rules are intended to increase transparency of the wholesale natural gas markets and assist the FERC in monitoring such markets and in detecting market manipulation.

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

Regulation of Transportation of Oil:

Our sales of crude oil, condensate and natural gas liquids are not currently regulated and are made at negotiated prices. The price received from the sale of these products is affected by the cost of transporting the products to market. Much of that transportation is through interstate common carrier pipelines, which are regulated by FERC under the Interstate Commerce Act (“ICA”). FERC requires that pipelines regulated under the ICA file tariffs setting forth the rates and terms and conditions of service, and that such service not be unduly discriminatory or preferential.

Effective January 1, 1995, the FERC implemented regulations generally grandfathering all previously approved interstate transportation rates and establishing an indexing system for those rates by which adjustments are made annually based on the rate of inflation, subject to certain conditions and limitations. These regulations may tend to increase the cost of transporting oil and natural gas liquids by interstate pipeline, although the annual adjustments may result in decreased rates in a given year. Every five years, the FERC must examine the relationship between the annual change in the applicable index and the actual cost changes experienced in the oil pipeline industry. In December 2010, to implement this required five-year re-determination, the FERC established an upward adjustment in the index to track oil pipeline cost changes and determined that the Producer Price Index for Finished Goods plus 2.65 percent should be the oil pricing index for the five-year period beginning July 1, 2011. The result of indexing is a “ceiling rate” for each rate, which is the maximum at which the pipeline may set its interstate transportation rates. A pipeline may also file cost-of-service based rates if rate indexing will be insufficient to allow the pipeline to recover its costs. Rates are subject to challenge by protest when they are filed or changed. For indexed rates, complaints alleging that the rates are unjust and unreasonable may only be pursued if the complainant can show that a substantial change has occurred since the enactment of the Energy Policy Act of 1992 in either the economic circumstances of the pipeline or in the nature of the services provided, that were a basis for the rate. There is no such limitation on complaints alleging that the pipeline’s rates or term and conditions of service are unduly discriminatory or preferential.

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

Superfund. The CERCLA, also known as the “Superfund” law, and comparable state laws and regulations imposes liability, without regard to fault or the legality of the original conduct, on certain persons with respect to the release of hazardous substances into the environment. These persons include the current and past owners and operators of a site where the release occurred and any party that treated or disposed of or arranged for the treatment or disposal of hazardous substances found at a site. Under CERCLA, such persons may be subject to joint and several strict liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the Environmental Protection Agency (“EPA”), and in some cases, private parties, to undertake actions to clean up such hazardous substances, or to recover the costs of such actions from the responsible parties. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substance released into the environment. In the course of ordinary operations, we have used materials and generated wastes and will continue to use materials and generate wastes that may fall within CERCLA’s definition of hazardous substances. We may also be an owner or operator of sites on which hazardous substances have been released. As a result, we may be responsible under CERCLA for all or part of the costs to clean up sites where such substances have been released.

We currently own or lease properties that for many years have been used for the exploration and production of oil and natural gas. Although we and our predecessors have used operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed or released on, under or from the properties currently owned or leased by us or on, under or from other locations where these wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose actions with respect to the treatment and disposal or release of hydrocarbons or other wastes were not under our control. State and federal laws applicable to oil and gas wastes and properties have become stricter over time. Under these increasingly stringent requirements, these properties and wastes disposed on these properties may be subject to CERCLA and analogous state laws. Under these laws, we could be required:

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

Oil Pollution Act of 1990. The OPA and regulations thereunder impose liability on responsible parties for damages resulting from oil spills into or upon navigable waters, and adjoining shorelines or in the exclusive economic zone of the United States. Liability under OPA is strict, and under certain circumstances joint and several, and potentially unlimited. A “responsible party” includes the owner or operator of an onshore facility and the lessee or permittee of the area in which an offshore facility is located. The OPA also requires the lessee or permittee of the offshore area in which a covered offshore facility is located to establish and maintain evidence of financial responsibility in the amount of $35.0 million ($10.0 million if the offshore facility is located landward of the seaward boundary of a state) to cover liabilities related to an oil spill for which such person is statutorily responsible. The amount of required financial responsibility may be increased above the minimum amounts to an amount not exceeding $150.0 million depending on the risk represented by the quantity or quality of oil that is handled by the facility. We carry insurance coverage to meet these obligations, which we believe is customary for comparable companies in the oil and gas industry. A failure to comply with OPA’s requirements or inadequate cooperation during a spill response action may subject a responsible party to civil or criminal enforcement actions. We are not aware of any action or event that would subject us to liability under OPA and believe that compliance with OPA’s financial responsibility and other operating requirements will not have a material adverse effect on our operations.

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

Marine Mammal and Endangered Species. Federal Lease Stipulations include regulations regarding the taking of protected marine species (sea turtles, marine mammals, Gulf sturgeon and other listed marine species). The Bureau of Safety and Environmental Enforcement (“BSEE”) also issue numerous regulations under the nomenclature Notice to Lessees and Operators (“NTL”) that provide formal guidelines on implementation of OCS regulations and standards. We believe we are in compliance in all material respects with the requirements regarding protection of marine species.

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

Lead-Based Paints. Various pieces of equipment and structures we own may have been coated with lead-based paints as was customary in the industry at the time these pieces of equipment were fabricated and constructed. These paints may contain lead at a concentration high enough to be considered a regulated hazardous waste when removed. If we need to remove such paints in connection with maintenance or other activities and they qualify as a regulated hazardous waste, this would increase the cost of disposal. High lead levels in the paint might also require us to institute certain administrative and/or engineering controls required by the Occupational Safety and Health Act and BSEE to ensure worker safety during paint removal.

Air Pollution Control. The Clean Air Act and state air pollution laws adopted to fulfill its mandates provide a framework for national, state and local efforts to protect air quality. Operations utilize equipment that emits air pollutants subject to federal and state air pollution control laws. These laws require utilization of air emissions abatement equipment to achieve prescribed emissions limitations and ambient air quality standards, as well as operating permits for existing equipment and construction permits for new and modified equipment. Air emissions associated with offshore activities are projected using a matrix and formula supplied by BSEE, which has primacy from the EPA for regulating such emissions.

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

Major Customers

Listed below are the percent of our total oil and gas sales made to each of our customers whose purchases represented more than 10% of our oil and gas sales in 2012.

Oil Purchasers:
Plains All American Inc.	57%
Sunoco, Inc.	26%
Gas Purchasers:
Atlas Pipeline Mid-Continent	45%
Unimark LLC	14%

Although there are no long-term purchasing agreements with these purchasers, we believe that they will continue to purchase our oil and gas products and, if not, could be readily replaced by other purchasers.

Employees

At March 1, 2013, we had 226 full-time and 7 part-time employees, 42 of whom were employed at our principal offices in Houston, Texas, at the offices of Prime Operating Company, Eastern Oil Well Service Company, EOWS Midland Company and Prime Offshore L.L.C., 14 employees in Stamford, Connecticut, and 177 employees who were primarily involved in our district operations in Houston and Midland, Texas, Oklahoma City, Oklahoma and Charleston, West Virginia.

Item 1A.	RISK FACTORS.

Natural gas and oil prices fluctuate widely, and low prices for an extended period of time are likely to have a material adverse impact on our business.

Our revenues, operating results, financial condition and ability to borrow funds or obtain additional capital depend substantially on prevailing prices for natural gas and, to a lesser extent, oil. Lower commodity prices may reduce the amount of natural gas and oil that we can produce economically. Historically, natural gas and oil prices and markets have been volatile, with prices fluctuating widely, and they are likely to continue to be volatile. Natural gas prices decreased from an average price of $4.00 per MMbtu in 2011 to an average price of $2.75 per MMbtu in 2012. Oil prices decreased from an average price of $94.88 per barrel in 2011 to an average price of $94.05 per barrel in 2012. Depressed prices in the future would have a negative impact on our future financial results.

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

As of December 31, 2012, we maintain for onshore operations total excess liability insurance with limits of $20 million per occurrence and in the aggregate covering certain general liability and certain “sudden and accidental” environmental risks with a deductible of $10,000 per occurrence, subject to all terms, restrictions and sub-limits of the policies. Thru July 30, 2012, when plugging and abandonment of our operated offshore properties were substantially complete, we also maintained for offshore operations total excess liability insurance with limits of $35 million per occurrence and in the aggregate covering certain general liability and certain “sudden and accidental” environmental risks with a deductible of $10,000 per occurrence, subject to all terms, restrictions and sub-limits of the policies. We also maintain general liability insurance limits of $1 million per occurrence and $2 million in the aggregate for both our onshore as well as our offshore operations.

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

We seek to protect ourselves from some but not all operating hazards through insurance coverage. However, some risks are either not insurable or insurance is available only at rates that we consider uneconomical. Those risks include pollution liability in excess of limits sufficient to meet the legal financial responsibility requirement of the BSEE as prescribed under the OPA and individual state legal financial responsibility requirements.

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

Our executive offices as well as offices of Prime Operating Company, Eastern Oil Well Service Company, EOWS Midland Company and Prime Offshore L.L.C., are located in leased premises in Houston, Texas, and the offices of Southwest Oilfield Construction Company are in Oklahoma City, Oklahoma. We also maintain leased office space at One Landmark Square, Stamford, Connecticut for the administration, accounting and tax preparation for the Partnerships and Trusts.

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

The following table sets forth the exploratory and development drilling experience with respect to wells in which we participated during the three years ended December 31, 2012.

	2012		2011		2010
	Gross	Net	Gross	Net	Gross	Net
Exploratory:
Oil	1	0.42	—	—	—	—
Gas	1	0.50	—	—	—	—
Dry	1	0.03	—	—	—	—
Development:
Oil	36	27.96	35	21.98	47	19.96
Gas	—	—	—	—	—	—
Dry	—	—	1	0.34	—	—
Total:
Oil	37	28.38	35	21.98	47	19.96
Gas	1	0.50	—	—	—	—
Dry	1	0.03	1	0.34	—	—

	39	28.91	36	22.32	47	19.96

Oil and Gas Production

As of December 31, 2012, we had ownership interests in the following numbers of gross and net producing oil and gas wells and gross and net producing acres (1).

	Gross	Net
Producing wells(1):
Oil Wells	793	401
Gas Wells	956	502
Producing Acres	320,441	110,070

(1)

A gross well or gross acre is a well or an acre in which a working interest is owned. A net well or net acre is the sum of the fractional revenue interests owned in gross wells or gross acres. Wells are classified by their primary product. Some wells produce both oil and gas.

The following table shows our net production of oil and natural gas for each of the three years ended December 31, 2012. “Net” production is net after royalty interests of others are deducted and is determined by multiplying the gross production volume of properties in which we have an interest by percentage of the leasehold, mineral or royalty interest owned by us.

	2012	2011	2010
Oil (barrels)	745,000	628,000	627,000
Gas (Mcf)	4,715,000	5,000,000	5,939,000

The following table sets forth our average sales price per barrel of oil and average sales prices per one thousand cubic feet (“Mcf”) of gas, together with our average production costs per unit of production for the three years ended December 31, 2012.

	2012	2011	2010
Average sales price per barrel	$90.34	$92.13	$75.14
Average sales price per Mcf	4.45	7.64	6.43
Average production costs per net equivalent barrel (1)	23.14	22.05	19.27

(1)	Net equivalent barrels are computed at a rate of 6 Mcf per barrel and costs exclude production taxes.

Average oil and gas prices received excluding the impact of derivatives were:

	2012	2011	2010
Oil Price per barrel	$89.67	$90.04	$75.84
Gas Price per Mcf	4.45	6.38	5.75

Undeveloped Acreage

The following table sets forth the approximate gross and net undeveloped acreage in which we have leasehold, mineral and royalty interests as of December 31, 2012. “Undeveloped acreage” is that acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves.

	Leasehold Interests		Mineral Interests		Royalty Interests
State	Gross Acres	Net Acres	Gross Acres	Net Acres	Gross Acres	Net Acres
Colorado	—	—	799	23	—	—
Montana	—	—	14,304	60	—	—
Nebraska	—	—	2,554	331	—	—
North Dakota	—	—	640	1	—	—
Oklahoma	880	741	320	—	2,880	24
Texas	5,240	3,719	640	2	—	—
Wyoming	—	—	—	—	140	35

TOTAL	6,120	4,460	19,257	417	3,020	59

Reserves

Our interests, including the interests held by the Partnerships, in proved developed and undeveloped oil and gas properties have been evaluated by Ryder Scott Company, L.P. for each of the three years ended December 31, 2012. The professional qualifications of the technical persons primarily responsible for overseeing the preparation of the reserves estimates can be found in Exhibit 99.1, the Ryder Scott Company, L.P. Report on Registrant’s Reserves Estimates. In matters related to the preparation of our reserve estimates, our district managers report to the Houston Central manager, who maintains oversight and compliance responsibility for the internal reserve estimate process and provides oversight for the annual preparation of reserve estimates of 100% of our year-end reserves by our independent third party engineers, Ryder Scott Company, L.P. The members of our district and central groups consist of degreed engineers, geologists and geophysicists and technicians with between approximately ten and thirty-five years of industry experience, and between three and twenty years managing our reserves. Our Houston Central manager, the technical person primarily responsible for overseeing the preparation of reserves estimates, has over twenty-five years of experience, holds a Bachelor of Science degree in Natural Gas Engineering and is a member of the Society of Petroleum Engineers and American Association of Petroleum Geologists. See Part II, Item 8., “Financial Statements and Supplementary Data”, for additional discussions regarding proved reserves and their related cash flows.

All of our reserves are located within the continental United States. The following table summarizes our oil and gas reserves at each of the respective dates:

	Reserve Category
	Proved Developed				Proved Undeveloped				Total
As of December 31,	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf)	Total (MBoe)	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf)	Total (MBoe)	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf)	Total (MBoe)
		(a)		(b)		(a)		(b)		(a)		(b)
2010	5,233		41,946	12,224	2,652		11,400	4,552	7,885		53,346	16,776
2011	6,418		43,631	13,690	2,435		9,765	4,063	8,853		53,396	17,752
2012	7,178	2,909	27,833	14,726	5,907	2,877	12,613	10,886	13,085	5,786	40,446	25,612

(a)	Prior to December 31, 2012, natural gas liquids (NGLs) were included in the oil and gas reserve reports under the natural gas heading using a standard conversion factor of one barrel of NGLs to six thousand cubic feet (Mcf) of gas.

(b)	In computing total reserves on a barrels of oil equivalent (Boe), gas is converted to oil based on its relative energy content at the rate of six Mcf of gas to one barrel of oil and NGLs are converted based upon volume; one barrel of natural gas liquids equals one barrel of oil.

Our proved undeveloped reserves of 4,552 MBoe as of December 31, 2010 consisted of 75 in-fill drilling locations in our West Texas drilling program. During 2011 we drilled 24 West Texas wells at a cost of $28.4 million converting 1,209 MBoe to proved developed producing reserves and added 18 additional proved undeveloped drilling locations. Proved undeveloped reserves of 4,063 MBoe as of December 31, 2011 included 64 in-fill drilling locations in our West Texas drilling program and 5 drilling locations in our Mid-Continent region. During 2012 we drilled 29 West Texas wells and 7 Mid-Continent wells at a cost of $42.3 million converting 1,449 MBoe to proved developed producing reserves and added 85 additional proved undeveloped drilling locations. Proved undeveloped reserves of 10,886 MBoe as of December 31, 2012 included 127 drilling locations in our West Texas drilling program, 11 drilling locations in our Mid-Continent region and 2 drilling locations in our Gulf Coast region. We have no proved undeveloped reserves scheduled for development five years beyond date of first booking.

We employ technologies to establish proved reserves that have been demonstrated to provide consistent results capable of repetition. The technologies and economic data being used in the estimation of our proved reserves include, but are not limited to, electrical logs, radioactivity logs, geologic maps, production data and well test data. The estimated reserves of wells with sufficient production history are estimated using appropriate decline curves. Estimated reserves of producing wells with limited production history and for undeveloped locations are estimated using performance data from analogous wells in the area. These wells are considered analogous based on production performance from the same formation and with similar completion techniques.

The estimated future net revenue (using current prices and costs as of those dates) and the present value of future net revenue (at a 10% discount for estimated timing of cash flow) for our proved developed and proved undeveloped oil and gas reserves at the end of each of the three years ended December 31, 2012, are summarized as follows (in thousands of dollars):

	Proved Developed		Proved Undeveloped		Total
As of December 31,	Future Net Revenue	Present Value 10 Of Future Net Revenue	Future Net Revenue	Present Value 10 Of Future Net Revenue	Future Net Revenue	Present Value 10 Of Future Net Revenue	Present Value 10 Of Future Income Taxes	Standardized Measure of Discounted Cash flow
2010	$282,004	$168,095	$100,934	$26,696	$382,938	$194,791	$48,307	$146,484
2011	394,662	217,900	121,547	35,256	516,209	253,156	68,648	184,508
2012	380,346	214,533	290,594	73,340	670,940	287,873	74,600	213,273

The PV 10 Value represents the discounted future net cash flows attributable to our proved oil and gas reserves before income tax, discounted at 10%. Although this measure is not in accordance with U.S. generally accepted accounting principles (“GAAP”), we believe that the presentation of the PV 10 Value is relevant and useful to investors because it presents the discounted future net cash flow attributable to proved reserves prior to taking into account corporate future income taxes and the current tax structure. We use this measure when assessing the potential return on investment related to oil and gas properties. The PV 10 of future income taxes represents the sole reconciling item between this non-GAAP PV 10 Value versus the GAAP measure presented in the standardized measure of discounted cash flow. A reconciliation of these values is presented in the last three columns of the table above. The standardized measure of discounted future net cash flows represents the present value of future cash flows attributable to proved oil and natural gas reserves after income tax, discounted at 10%.

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

In accordance with U.S. generally accepted accounting principles, product prices are determined using the twelve-month average oil and gas index prices, calculated as the unweighted arithmetic average for the first day of the month price for each month, adjusted for oilfield or gas gathering hub and wellhead price differentials (e.g. grade, transportation, gravity, sulfur, and basic sediment and water) as appropriate. Also in accordance with SEC specifications and U.S. generally accepted accounting principles, changes in market prices subsequent to December 31 are not considered.

The range of Henry Hub daily gas prices per MMbtu during the year 2012 was a low of $1.82 and a high of $3.77 and the average was $2.75. The range during the first two months of 2013 has been from $3.08 to $3.63 with an average of $3.33. The recent futures market prices have traded in the range of $3.67 per MMbtu.

The range of NYMEX oil prices per barrel during the year 2012 was a low of $77.72 and a high of $109.39 and the average was $94.05. The range during the first two months of 2013 has been from $92.03 to $97.98, with an average of $95.02. The recent futures market prices have fluctuated around $92.00 per barrel.

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

Since January 1, 2013, we have not filed any estimates of our oil and gas reserves with, nor were any such estimates included in any reports to, any federal authority or agency, other than the Securities and Exchange Commission.

District Information

The following table presents certain reserve, production and well information as of December 31, 2012.

	Appalachian	Gulf Coast	Mid- Continent	West Texas	Other	Total
Proved Reserves at Year End (MBoe)
Developed	1,007	966	2,914	9,709	130	14,726
Undeveloped	—	177	331	10,378	—	10,886

Total	1,007	1,143	3,245	20,087	130	25,612

Average Daily Production (Boe per day)	368	523	884	2,306	102	4,183

Gross Wells	727	379	721	568	107	2,502
Net Wells	372	158	257	196	17	1,000
Gross Operated Wells	498	301	385	371	58	1,613

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

Appalachian Region

Our Appalachian activities are concentrated primarily in West Virginia. This region is managed from our office in Charleston, West Virginia. Our assets in this region include a large acreage position and a high concentration of wells. At December 31, 2012, we had 727 wells (372 net), of which 498 wells are operated by

us. There are multiple producing intervals that include the Big Lime, Injun, Blue Monday, Weir, Berea, Gordon and Devonian Shale formations at depths primarily ranging from 1,600 to 5,600 feet. Average net daily production in 2012 was 368 Boe. While natural gas production volumes from Appalachian reservoirs are relatively low on a per-well basis compared to other areas of the United States, the productive life of Appalachian reserves is relatively long. At December 31, 2012, we had 1,007 MBoe of proved reserves (substantially all natural gas) in the Appalachian region, constituting 4% of our total proved reserves. We operate a small field service group in this region utilizing one workover rig, one paraffin truck, one saltwater hauling truck and limited excavating equipment to primarily service our own operated wells and locations. As of March 1, 2013 the Appalachian region has no wells in the process of being drilled, no waterfloods in the process of being installed and no other related activities of material importance.

Gulf Coast Region

Our development, exploitation, exploration and production activities in the Gulf Coast region are primarily concentrated in Louisiana, southeast Texas and south Texas. This region is managed from our office in Houston, Texas. Principal producing intervals are in the Marg Tex, Wilcox, Pettit, Glenrose, Woodbine, San Miguel, Olmos, and Yegua formations at depths ranging from 3,000 to 12,500 feet. We had 379 wells (158 net) in the Gulf Coast region as of December 31, 2012, of which 301 wells are operated by us. Average daily production in 2012 was 523 Boe. At December 31, 2012, we had 1,143 MBoe of proved reserves (44% oil) in the Gulf Coast region, which represented 4% of our total proved reserves. We operate a field service group in this region from a field office in Carrizo Springs, Texas utilizing 3 workover rigs, 19 water transport trucks, one saltwater disposal well and several trucks and excavating equipment. Services including well service support, site preparation and construction services for drilling and workover operations are provided to third party operators as well as utilized in our own operated wells and locations. As of March 1, 2013 the Gulf Coast region has no wells in the process of being drilled, no waterfloods in the process of being installed and no other related activities of material importance.

Mid-Continent Region

Our Mid-Continent activities are concentrated in central Oklahoma. This region is managed from our office in Oklahoma City, Oklahoma. As of December 31, 2012, we had 721 wells (257 net) in the Mid-Continent area, of which 385 wells are operated by us. Principal producing intervals are in the Roberson, Avant, Skinner, Sycamore, Bromide, McLish, Hunton, Mississippian, Oswego, Red Fork, and Chester formations at depths ranging from 1,100 to 10,500 feet. Average net daily production in 2012 was 884 Boe. At December 31, 2012, we had 3,245 MBoe of proved reserves (51% oil) in the Mid-Continent area, or 13% of our total proved reserves. We operate a field service group in this region from a field office in Kingfisher, Oklahoma utilizing 3 workover rigs, one swab rig, one saltwater hauling truck and several trucks and excavating equipment. Services including well service support, site preparation and construction services for drilling and workover operations are provided to third party operators as well as utilized in our own operated wells and locations. As of March 1, 2013 the Mid-Continent region has no wells in the process of being drilled or awaiting completion, no waterfloods in the process of being installed and no other related activities of material importance.

West Texas Region

Our West Texas activities are concentrated in the Permian Basin in Texas and New Mexico. This region is managed from our office in Midland, Texas. As of December 31, 2012, we had 568 wells (196 net) in the West Texas area, of which 371 wells are operated by us. Principal producing intervals are in the Spraberry, Wolfcamp and San Andres formations at depths ranging from 5,500 to 12,500 feet. Average net daily production in 2012 was 2,306 Boe. At December 31, 2012, we had 20,087 MBoe of proved reserves (54% oil) in the West Texas area, or 78% of our total proved reserves. We operate a field service group in this region utilizing 7 workover rigs, one pump truck, two hot oiler trucks, one saltwater hauling truck and several trucks and excavating equipment. Services including well service support, site preparation and construction services for drilling and workover operations are provided to third party operators as well as utilized in our own operated wells and locations. As of March 1, 2013 the West Texas region has no wells in the process of being drilled or awaiting completion, no waterfloods in the process of being installed and no other related activities of material importance.

Acreage subject to expiration in the next three years;

	2013		2014		2015
State / Area	Gross	Net	Gross	Net	Gross	Net
Texas	320	288	—	—	1,640	1,032

TOTAL	320	288	—	—	1,640	1,032

Item 3.	LEGAL PROCEEDINGS.

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed and principally traded on the NASDAQ Stock Market under the ticker symbol “PNRG”. The following table presents the high and low closing prices per share of our common stock during certain periods, as reported in the consolidated transaction reporting system.

	High	Low
2012
First Quarter	$28.55	$19.19
Second Quarter	27.34	21.43
Third Quarter	28.00	25.01
Fourth Quarter	28.25	22.00
2011
First Quarter	$30.00	$19.04
Second Quarter	28.51	22.30
Third Quarter	26.20	17.07
Fourth Quarter	23.83	15.26

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

As of March 20, 2013, there were 510 registered holders of the common stock.

No dividends have been declared or paid during the past two years on our common stock. Provisions of our line of credit agreement restrict our ability to pay dividends. Such dividends may be declared out of funds legally available therefore, when and as declared by our Board of Directors.

Issuer Purchases of Equity Securities

In December 1993, we announced that the Board of Directors authorized a stock repurchase program whereby we may purchase outstanding shares of the common stock from time-to-time, in open market transactions or negotiated sales. On October 31, 2012, the Board of Directors of the Company approved an additional 500,000 shares of the Company’s stock to be included in the stock repurchase program. A total of 3,500,000 shares have been authorized, to date, under this program. Through December 31, 2012, a total of 3,035,896 shares have been repurchased under this program for $44,769,588 at an average price of $14.75 per share. Additional purchases of shares may occur as market conditions warrant. We expect future purchases will be funded with internally generated cash flow or from working capital.

2012 Month	Number of Shares	Average Price Paid per share	Maximum Number of Shares that May Yet Be Purchased Under The Program at Month-End
January	8,119	$22.25	147,294
February	4,563	22.73	142,731
March	6,938	24.69	135,793
April	52,579	24.98	83,214
May	3,200	23.80	80,014
June	3,633	24.65	76,381
July	1,180	27.33	75,201
August	21,972	26.76	53,229
September	5,550	27.09	47,679
October	12,926	27.95	534,753
November	32,114	27.68	502,639
December	38,535	26.91	464,104

Total / Average	191,309	$26.10

Item 6.	SELECTED FINANCIAL DATA

We are a smaller reporting company and therefore no response is required pursuant to this Item.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our cash flows depend on many factors, including the price of oil and gas, the success of our acquisition and drilling activities and the operational performance of our producing properties. We use derivative instruments to manage our commodity price risk. This practice may prevent us from receiving the full advantage of any increases in oil and gas prices above the maximum fixed amount specified in the derivative agreements and subjects us to the credit risk of the counterparties to such agreements. Since all of our derivative contracts are accounted for under mark-to-market accounting, we expect continued volatility in gains and losses on mark-to-market derivative contracts in our consolidated statement of operations as changes occur in the NYMEX price indices.

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

Liquidity And Capital Resources:

Net cash provided by operating activities for the year ended December 31, 2012 was $40 million, compared to $41 million in the prior year. Excluding the effects of significant unforeseen expenses or other income, our cash flow from operations fluctuates primarily because of variations in oil and gas production and prices or changes in working capital accounts. Our oil and gas production will vary based on actual well performance but may be curtailed due to factors beyond our control.

Our realized oil and gas prices vary due to world political events, supply and demand of products, product storage levels, and weather patterns. We sell the vast majority of our production at spot market prices. Accordingly, product price volatility will affect our cash flow from operations. To mitigate price volatility we sometimes lock in prices for some portion of our production through the use of derivatives.

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

The Company has in place both a stock repurchase program and a limited partnership interest repurchase program. Spending under these programs in 2012 was $5.1 million. The Company expects continued spending under these programs in 2013.

As of March 1, 2013, the Company maintains a credit facility totaling $250 million, with a borrowing base of $145 million. The bank reviews the borrowing base semi-annually and, at their discretion, may decrease or propose an increase to the borrowing base relative to a redetermined estimate of proved oil and gas reserves. Our oil and gas properties are pledged as collateral for the line of credit and we are subject to certain financial and operational covenants defined in the agreement. We are currently in compliance with these covenants. If we do not comply with these covenants on a continuing basis, the lenders have the right to refuse to advance additional funds under the facility and/or declare all principal and interest immediately due and payable.

It is our goal to increase our oil and gas reserves and production through the acquisition and development of oil and gas properties. We continued our drilling program in our West Texas and Mid-Continent regions. During 2013, we intend to drill a total of approximately 30 gross (20 net) wells, primarily in the West Texas area, at a net cost of $36 million. We also continue to explore and consider opportunities to further expand our oilfield servicing revenues through additional investment in field service equipment. However, the majority of our capital spending is discretionary, and the ultimate level of expenditures will be dependent on our assessment of the oil and gas business environment, the number and quality of oil and gas prospects available, the market for oilfield services, and oil and gas business opportunities in general.

Results of Operations:

2012 and 2011 Compared

We reported net income for 2012 of $15.06 million, or $5.74 per share. During 2011, we reported net income of $4.81 million, or $1.75 per share. Net income increased in 2012 by $10.25 million or 213%, primarily due to decreased depreciation and depletion expenses and decreases in net income attributable to non-controlling interests partially offset by decreased operating revenues and an increase lease operating and income tax expenses. Depreciation and depletion decreased by $25.13 million in 2012 as compared to 2011 primarily associated with offshore properties as our offshore properties enter into the last phase of their productive lives and were plugged and abandoned during 2012. Operating revenues decreased by $6.10 million in 2012 as compared to 2011 largely due to gains on derivative instruments associated with early settlement transactions and recovery of gas transportation revenues recognized in 2011.

The significant components of net income are discussed below.

Oil and gas sales decreased $0.60 million, or 1% from $88.43 million for the year ended December 31, 2011 to $87.83 million for the year ended December 31, 2012. Crude oil and natural gas sales vary due to changes in volumes of production sold and realized commodity prices. Our realized prices at the well head decreased an average of $0.37 per barrel, or less than 1% on crude oil and $1.93 per Mcf, or 30% on natural gas during 2012 as compared to 2011.

Our crude oil production increased by 117,000 barrels, or 19% from 628,000 barrels for the year ended December 31, 2011 to 745,000 barrels for the year ended December 31, 2012. Our natural gas production decreased by 285 MMcf, or 6% from 5,000 MMcf for the year ended December 31, 2011 to 4,715 MMcf for the year ended December 31, 2012. The net increase in crude oil production volumes are a result of continued drilling success in West Texas and the Gulf Coast regions as we place new wells into production partially offset by the natural decline of existing properties. The natural gas volume decreases are primarily due to the decline of the primary natural gas producing offshore properties, slightly offset by natural gas production from wells in the West Texas region recently placed into production.

The following table summarizes the primary components of production volumes and average sales prices realized for the years ended December 31, 2012 and 2011 (excluding realized gains and losses from derivatives).

	Year Ended December 31,		Increase (Decrease)
	2012	2011	Amount	Percent
Barrels of Oil Produced	745,000	628,000	117,000	19%
Average Price Received (excluding the impact of derivatives)	$89.67	$90.04	$(0.37)	0%

Oil Revenue (In 000’s)	$66,830	$56,544	$10,286	18%

Mcf of Gas Produced	4,715,000	5,000,000	(285,000)	(6)%
Average Price Received (excluding the impact of derivatives)	$4.45	$6.38	$(1.93)	(30)%

Gas Revenue (In 000’s)	$21,004	$31,885	$(10,881)	(34)%

Total Oil & Gas Revenue (In 000’s)	$87,834	$88,429	$(595)	(1)%

Realized net gains on derivative instruments include net gains of $0.5 million on the settlements of crude oil and natural gas derivatives for the year ended December 31, 2012. During 2012, we unwound and monetized crude oil swaps with original settlement dates from January 2012 through December 2013 for net proceeds of $1.0 million. The $1.0 million gain associated with these early settlement transactions is included in realized gain on derivative instruments for the year ended December 31, 2012. During 2011, we unwound and monetized crude oil swaps and collars with original settlement dates from September 2011 through December 2014 for net proceeds of $3.4 million and natural gas swaps with original settlement dates from October 2011 through December 2012 for net proceeds of $2.9 million. The $6.3 million gain associated with these early settlement transactions is included in realized gain on derivative instruments for the year ended December 31, 2011.

Oil and gas prices received including the impact of derivatives but excluding the early settlement transactions were:

	Year Ended December 31,		Increase (Decrease)
	2012	2011	Amount	Percent
Oil Price	$88.96	$86.72	$2.24	3%
Gas Price	$4.45	$7.06	$(2.61)	(37)%

We do not apply hedge accounting to any of our commodity based derivatives thus changes in the fair market value of commodity contracts held at the end of a reported period, referred to as mark-to-market adjustments, are recognized as unrealized gains and losses in the accompanying consolidated statements of operations. As oil and natural gas prices remain volatile, mark-to-market accounting treatment creates volatility in our revenues. During the year ended December 31, 2012, we recognized $3.5 million in unrealized gains. This unrealized gain primarily relates to held crude oil fixed swaps and collars associated with future production due to a decrease in crude oil futures market prices between January 1, 2012 and December 31, 2012.

Field service income decreased $2.78 million, or 12% from $23.20 million for the year ended December 31, 2011 to $20.42 million for the year ended December 31, 2012. This decrease in field service income is largely due to gas transportation revenues recovered in 2011. During 2011, we recognized $2.59 million in gas transportation revenues associated with approvals for the recovery of additional cost of our pipelines associated with our offshore properties.

Lease operating expense increased $2.97 million, or 8% from $36.90 million for the year ended December 31, 2011 to $39.87 million for the year ended December 31, 2012. This increase is primarily due to higher salt water disposal costs, production taxes and chemical expenses associated with new wells coming on line from the recent drilling success in West Texas, partially offset by decreased operating expenses on the offshore properties and decreased expensed workovers across all districts during 2012.

Field service expense increased $0.34 million, or 2% from $17.24 million for the year ended December 31, 2011 to $17.58 million for the year ended December 31, 2012. Field service expenses primarily consist of salaries and vehicle operating expenses which remained relatively flat with services and utilization of the equipment during the year ended December 31, 2012 as compared to the same period of 2011.

Depreciation, depletion, amortization and accretion on discounted liabilities decreased $25.13 million, or 52% from $48.40 million for the year ended December 31, 2011 to $23.27 million for the year ended December 31, 2012. This decrease is primarily due to decreased depletion rates recognized during 2012 associated with offshore properties as our offshore properties enter into the last phase of their productive lives and were plugged and abandoned during 2012.

General and administrative expense increased $0.98 million, or 7% from $14.89 million for the year ended December 31, 2011 to $15.87 million for the year ended December 31, 2012. This slight increase is largely due to increased personnel costs in 2012. The largest component of these personnel costs was salaries, however engineering consultants, rent and employee related taxes and insurance also contributed to the increase.

Gain on sale and exchange of assets of $0.73 million for the year ended December 31, 2012 consists of sales of non-essential field service equipment whereas the gain on sale and exchange of assets of $1.60 million for the year ended December 31, 2011 consists of $1.10 million related to sales of non-producing acreage and non-core producing properties combined with $0.50 million related to undeveloped acreage sold into a joint venture.

Interest expense decreased $0.13 million, or 4% from $3.71 million for the year ended December 31, 2011 to $3.58 million for the year ended December 31, 2012. This decrease includes the reduction of interest expense of $0.79 million for the year ended December 31, 2012 associated with interest on the subordinated credit facility with a related party private lender which was paid off in June 2011. The decrease is partially offset with a net increase of $0.64 million for the year ended December 31, 2012 related to interest on outstanding bank debt. The average interest rate paid on outstanding bank borrowings subject to interest during 2012 and 2011 were 3.81% and 4.78%, respectively. As of December 31, 2012 and 2011, the total outstanding borrowings were $122.00 million and $69.80 million, respectively.

A provision for income taxes of $6.86 million, or an effective tax rate of 31% was recorded for the year ended December 31, 2012 verses a provision of $1.28 million, or an effective tax rate of 21% for the year ended December 31, 2011. Our provision for income taxes varies from the federal statutory tax rate of 34% primarily due to percentage depletion. We are entitled to percentage depletion on certain of our wells, which is calculated without reference to the basis of the property. To the extent that such depletion exceeds a property’s basis it creates a permanent difference, which lowers our effective rate.

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

Members of our management, including our chief executive officer and chief financial officer, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of December 31, 2012, the end of the period covered by this Report. Based upon that evaluation, these officers concluded that our disclosure controls and procedures were effective as of December 31, 2012.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition, transactions are executed in accordance with appropriate management authorization and accounting records are reliable for the preparation of financial statements in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2012.

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

There have been no changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	OTHER INFORMATION.

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information relating to the Company’s Directors, nominees for Directors and executive officers will be included in the Company’s definitive proxy statement relating the Company’s Annual Meeting of Stockholders to be held in May, 2013 which will be filed with the U.S. Securities and Exchange Commission within 120 days of December 31, 2012, and which is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION.

Information relating to executive compensation will be included in the Company’s definitive proxy statement relating to the Company’s Annual Meeting of Stockholders to be held in May, 2013, which will be filed with the U. S. Securities and Exchange Commission within 120 days of December 31, 2012, and which is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information relating to security ownership of certain beneficial owners and management will be included in the Company’s definitive proxy statement relating to the Company’s Annual Meeting of Stockholders to be held in May, 2013, which will be filed with the U. S. Securities and Exchange Commission within 120 days of December 31, 2012, and which is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information relating to certain transactions by Directors and executive officers of the Company will be included in the Company’s definitive proxy statement relating to the Company’s Annual Meeting of Stockholders to be held in May, 2013, which will be filed with the U. S. Securities and Exchange Commission within 120 days of December 31, 2012, and which is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information relating to principal accountant fees and services will be included in the Company’s definitive proxy statement relating to the Company’s Annual Meeting of Stockholders to be held in May, 2013, which will be filed with the U. S. Securities and Exchange Commission within 120 days of December 31, 2012, and which is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this Report:

1.	Financial statements (Index to Consolidated Financial Statements at page F-1 of this Report)

2.	Financial Statement Schedules (Index to Consolidated Financial Statements—Supplementary Information at page F-1 of this Report)

3.	Exhibits:

Exhibit No.

3.1	Restated Certificate of Incorporation of PrimeEnergy Corporation (effective July 1, 2009) (Incorporated by reference to Exhibit 3.1 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2009).

3.2	Bylaws of PrimeEnergy Corporation (Incorporated by reference to Exhibit 3.2 of PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2010).

10.4	Amended and Restated Agreement of Limited Partnership, FWOE Partners L.P., dated as of August 22, 2005 (Incorporated by reference to Exhibit 10.3 of PrimeEnergy Corporation Form 8-K for events of August 22, 2005).

10.4.1	Contribution Agreement between F-W Oil Exploration L.L.C. and FWOE Partners L.P. dated as of August 22, 2005 (Incorporated by reference to exhibit 10.4 of PrimeEnergy Corporation Form 8-K for events of August 22, 2005).

10.18	Composite copy of Non-Statutory Option Agreements (Incorporated by reference to Exhibit 10.18 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2004).

10.22.5.9	Second Amended and Restated Credit Agreement dated July 30, 2010, by and among PrimeEnergy Corporation, the Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, and EOWS Midland Company), Compass Bank (successor in interest to Guaranty Bank, FSB) As Administrative Agent and Letter of Credit Issuer, BBVA Compass, As Sole Lead Arranger and Sole Bookrunner and The Lenders Signatory Hereto (BNP Paribas, JPMorgan Chase Bank, N.A. and Amegy Bank National Association) (Incorporated by reference to Exhibit 10.22.5.9 of PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2010).

10.22.5.9.1	First Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, BNP Paribas, JPMorgan Chase Bank, N.A., Amegy Bank National Association) effective September 30, 2010 (Incorporated by reference to Exhibit 10.22.5.9.1 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2010).

10.22.5.9.2	Second Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, BNP Paribas, JPMorgan Chase Bank, N.A., Amegy Bank National Association) effective June 22, 2011 (Incorporated by reference to Exhibit 10.22.5.9.2 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2011).

Exhibit No.

10.22.5.9.3	Third Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, BNP Paribas, JPMorgan Chase Bank, N.A., Amegy Bank National Association) effective December 8, 2011 (Incorporated by reference to Exhibit 10.22.5.9.3 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2011).

10.22.5.9.4	Fourth Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, BNP Paribas, JPMorgan Chase Bank, N.A., Amegy Bank National Association) effective June 25, 2012 (Incorporated by reference to Exhibit 10.22.5.9.4 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2012).

10.22.5.9.5	Fifth Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company, Prime Offshore L.L.C.), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, Wells Fargo Bank National Association, JPMorgan Chase Bank, N.A., Amegy Bank National Association, KeyBank National Association) effective November 26, 2012 (filed herewith).

10.25	Credit Agreement dated as of June 1, 2006 (but effective for all purposes as of August 22, 2005), between Prime Offshore L.L.C. as Borrower and PrimeEnergy Corporation as Lender (Incorporated by reference to Exhibit 10.25 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2006).

14	PrimeEnergy Corporation Code of Business Conduct and Ethics, as amended December 16, 2011 (Incorporated by reference to Exhibit 14 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2011).

21	Subsidiaries (filed herewith).

23	Consent of Ryder Scott & Company L.P. (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Summary Reserve Report dated March 20, 2013, of Ryder Scott Company, L.P. (filed herewith).

101.INS (1)	XBRL (eXtensible Business Reporting Language) Instance Document.

101.SCH (1)	XBRL Taxonomy Extension Schema Document.

Exhibit No.

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	XBRL information (the Interactive Data File) is deemed not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 2013

PrimeEnergy Corporation

By:	/s/ CHARLES E. DRIMAL, JR.
Charles E. Drimal, Jr.
Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 27th day of March, 2013.

/s/ CHARLES E. DRIMAL, JR. Charles E. Drimal, Jr.	Chairman, Chief Executive Officer and President; The Principal Executive Officer

/s/ BEVERLY A. CUMMINGS Beverly A. Cummings	Director, Executive Vice President and Treasurer; The Principal Financial Officer

/s/ MATTHIAS ECKENSTEIN	Director	/s/ CLINT HURT	Director
Matthias Eckenstein		Clint Hurt

/s/ H. GIFFORD FONG	Director	/s/ JAN K. SMEETS	Director
H. Gifford Fong		Jan K. Smeets

/s/ THOMAS S.T. GIMBEL	Director
Thomas S.T. Gimbel

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements
Consolidated Balance Sheet – As of December 31, 2012 and 2011	F-3
Consolidated Statement of Operations – For the years ended December 31, 2012 and 2011	F-4
Consolidated Statement of Comprehensive Income – For the years ended December 31, 2012 and 2011	F-5
Consolidated Statement of Equity – For the years ended December 31, 2012 and 2011	F-6
Consolidated Statement of Cash Flows – For the years ended December 31, 2012 and 2011	F-7
Notes to Consolidated Financial Statements	F-8

Supplementary Information:
Capitalized Costs Relating to Oil and Gas Producing Activities, years ended December 31, 2012 and 2011	F-22
Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities, years ended December 31, 2012 and 2011	F-22
Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves, years ended December 31, 2012 and 2011	F-23
Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves, years ended December 31, 2012 and 2011	F-23
Reserve Quantity Information, years ended December 31, 2012 and 2011	F-24
Results of Operations from Oil and Gas Producing Activities, years ended December 31, 2012 and 2011	F-25
Notes to Supplementary Information	F-26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PrimeEnergy Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of PrimeEnergy Corporation and Subsidiaries (the Company) as of December 31, 2012 and 2011, and related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PrimeEnergy Corporation and Subsidiaries as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grassi & Co.

GRASSI & CO. CPAs, P.C.

New York, New York

March 26, 2013

PRIMEENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Thousands of dollars)

	As of December 31,
	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$8,602	$8,661
Restricted cash and cash equivalents	4,672	5,142
Accounts receivable, net	13,212	16,506
Prepaid obligations	1,656	7,469
Derivative contracts	1,229	223
Other current assets	1,081	1,725

Total Current Assets	30,452	39,726
Property and Equipment
Oil and gas properties at cost	338,204	492,393
Less: Accumulated depletion and depreciation	(150,276)	(355,643)

	187,928	136,750

Field and office equipment at cost	23,974	21,553
Less: Accumulated depreciation	(15,052)	(13,608)

	8,922	7,945

Total Property and Equipment, Net	196,850	144,695
Other Assets	784	614

Total Assets	$228,086	$185,035

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$19,568	$29,538
Accrued liabilities	7,618	8,963
Current portion of asset retirement and other long-term obligations	2,148	12,854
Derivative liability short-term	994	2,269
Due to related parties	67	67

Total Current Liabilities	30,395	53,691
Long-Term Bank Debt	122,000	69,800
Asset Retirement Obligations	6,864	6,416
Derivative Liability Long-Term	431	1,461
Deferred Income Taxes	24,194	17,914

Total Liabilities	183,884	149,282
Commitments and Contingencies
Equity
Common stock, $.10 par value; 2012 and 2011: Authorized: 4,000,000 shares, issued: 3,836,397 shares; outstanding 2012: 2,510,560 shares; 2011: 2,701,869 shares	383	383
Paid-in capital	6,690	6,446
Retained earnings	66,345	51,289
Accumulated other comprehensive loss, net	(35)	—
Treasury stock, at cost; 2012: 1,325,837 shares; 2011: 1,134,528 shares	(36,113)	(31,120)

Total Stockholders’ Equity—PrimeEnergy	37,270	26,998
Non-controlling interest	6,932	8,755

Total Equity	44,202	35,753

Total Liabilities and Equity	$228,086	$185,035

The accompanying Notes are an integral part of these Consolidated Financial Statements

PRIMEENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(Thousands of dollars, except per share amounts)

	For the Year Ended December 31,
	2012	2011
Revenues
Oil and gas sales	$87,834	$88,429
Realized gain on derivative instruments, net	502	7,601
Field service income	20,421	23,201
Administrative overhead fees	8,585	8,688
Unrealized gain (loss) on derivative instruments	3,483	(914)
Other income	154	75

Total Revenues	120,979	127,080
Costs and Expenses
Lease operating expense	39,868	36,897
Field service expense	17,576	17,242
Depreciation, depletion, amortization and accretion on discounted liabilities	23,269	48,400
General and administrative expense	15,870	14,890
Exploration costs	10	38

Total Costs and Expenses	96,593	117,467
Gain on Sale and Exchange of Assets	730	1,602

Income from Operations	25,116	11,215
Other Income and Expenses
Less: Interest expense	3,577	3,711
Add: Interest income	91	446

Income Before Provision for Income Taxes	21,630	7,950
Provision for Income Taxes	6,856	1,275

Net Income	14,774	6,675
Less: Net (Loss) Income Attributable to Non-Controlling Interest	(282)	1,864

Net Income Attributable to PrimeEnergy	$15,056	$4,811

Basic Income Per Common Share	$5.74	$1.75

Diluted Income Per Common Share	$4.48	$1.38

The accompanying Notes are an integral part of these Consolidated Financial Statements

PRIMEENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Thousands of dollars)

	For the Year Ended December 31,
	2012	2011
Net income	$14,774	$6,675

Other Comprehensive Loss, net of taxes:
Changes in fair value of hedge positions, net of taxes of $19 and $0, respectively	(35)	—

Total other comprehensive loss	(35)	—

Comprehensive income	14,739	6,675
Less: Comprehensive income (loss) attributable to non-controlling interest	(282)	1,864

Comprehensive income attributable to PrimeEnergy	$15,021	$4,811

The accompanying Notes are an integral part of these Consolidated Financial Statements

PRIMEENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Thousands of dollars)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity – PrimeEnergy	Non-Controlling Interest	Total Equity
	Shares	Amount
Balance at December 31, 2010	3,836,397	$383	$5,955	$46,478	$—	$(28,896)	$23,920	$9,167	$33,087
Purchase 100,184 shares of common stock	—	—	—	—	—	(2,224)	(2,224)	—	(2,224)
Net income	—	—	—	4,811	—	—	4,811	1,864	6,675
Purchase of non-controlling interest	—	—	491	—	—	—	491	(712)	(221)
Distributions to non-controlling interest	—	—	—	—	—	—	—	(1,564)	(1,564)

Balance at December 31, 2011	3,836,397	$383	$6,446	$51,289	$—	$(31,120)	$26,998	$8,755	$35,753
Purchase 191,309 shares of common stock	—	—	—	—	—	(4,993)	(4,993)	—	(4,993)
Net income	—	—	—	15,056	—	—	15,056	(282)	14,774
Other comprehensive loss, net of taxes	—	—	—	—	(35)	—	(35)	—	(35)
Purchase of non-controlling interest	—	—	244	—	—	—	244	(393)	(149)
Distributions to non-controlling interest	—	—	—	—	—	—	—	(1,148)	(1,148)

Balance at December 31, 2012	3,836,397	$383	$6,690	$66,345	$(35)	$(36,113)	$37,270	$6,932	$44,202

The accompanying Notes are an integral part of these Consolidated Financial Statements

PRIMEENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Thousands of dollars)

	For the Year Ended December 31,
	2012	2011
Cash Flows from Operating Activities:
Net income	$14,774	$6,675
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion on discounted liabilities	23,269	48,400
Gain on sale of properties	(730)	(1,602)
Unrealized (gain) loss on derivative instruments	(3,483)	914
Provision for deferred income taxes	6,970	718

Changes in assets and liabilities:
(Increase) decrease in accounts receivable	3,294	(3,758)
(Increase) decrease in due from related parties	(25)	123
(Increase) decrease in inventories	(2)	338
(Increase) decrease in prepaid expenses and other assets	5,761	(5,899)
Decrease in accounts payable	(9,500)	(3,849)
Decrease in accrued liabilities	(616)	(438)
Decrease in due to related parties	—	(283)

Net Cash Provided by Operating Activities	39,712	41,339

Cash Flows from Investing Activities:
Capital expenditures, including exploration expense	(86,305)	(39,951)
Proceeds from sale of properties and equipment	881	1,878

Net Cash Used in Investing Activities	(85,424)	(38,073)

Cash Flows from Financing Activities:
Purchase of stock for treasury	(4,993)	(2,224)
Purchase of non-controlling interests	(149)	(221)
Increase in long-term bank debt and other long-term obligations	111,800	81,631
Repayment of long-term bank debt and other long-term obligations	(59,857)	(85,019)
Repayment of indebtedness to related party	—	(20,000)
Distribution to non-controlling interest	(1,148)	(1,564)

Net Cash Provided (Used) in Financing Activities	45,653	(27,397)

Net Decrease in Cash and Cash Equivalents	(59)	(24,131)
Cash and Cash Equivalents at the Beginning of the Year	8,661	32,792

Cash and Cash Equivalents at the End of the Year	$8,602	$8,661

Supplemental Disclosures:
Income taxes paid during the year	$536	$1,122
Net income tax refunds received during the year	$—	$41
Interest paid during the year	$2,534	$4,033

The accompanying Notes are an integral part of these Consolidated Financial Statements

PRIMEENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Operations and Significant Accounting Policies

Nature of Operations:

PrimeEnergy Corporation (“PEC”), a Delaware corporation, was organized in March 1973 and is engaged in the development, acquisition and production of oil and natural gas properties. PrimeEnergy Corporation and its subsidiaries are herein referred to as the “Company.” The Company owns leasehold, mineral and royalty interests in producing and non-producing oil and gas properties across the United States, including Colorado, Kansas, Louisiana, Mississippi, Montana, New Mexico, North Dakota, Oklahoma, Texas, West Virginia and Wyoming and the Gulf of Mexico. The Company operates approximately 1,600 wells and owns non-operating interests in over 800 additional wells. Additionally, the Company provides well-servicing support operations, site-preparation and construction services for oil and gas drilling and reworking operations, both in connection with the Company’s activities and providing contract services for third parties. The Company is publicly traded on the NASDAQ under the symbol “PNRG.” PEC owns Eastern Oil Well Service Company (“EOWSC”), EOWS Midland Company (“EMID”) and Southwest Oilfield Construction Company (“SOCC”), all of which perform oil and gas field servicing. PEC also owns Prime Operating Company (“POC”), which serves as operator for most of the producing oil and gas properties owned by the Company and affiliated entities. PEC also owns Prime Offshore L.L.C. (“Prime Offshore”), formerly F-W Oil Exploration LLC, which owns and operates properties in the Gulf of Mexico. PrimeEnergy Management Corporation (“PEMC”), a wholly-owned subsidiary, acts as the managing general partner, providing administration, accounting and tax preparation services for 18 limited partnerships and 2 trusts (collectively, the “Partnerships”). The markets for the Company’s products are highly competitive, as oil and gas are commodity products and prices depend upon numerous factors beyond the control of the Company, such as economic, political and regulatory developments and competition from alternative energy sources.

Consolidation and Presentation:

The consolidated financial statements include the accounts of PrimeEnergy Corporation, its subsidiaries and the Partnerships, using the full consolidation method for those partnerships which are controlled by the Company. The proportionate consolidation method is used to account for those undivided interests in oil and gas properties owned by the Company as well as interests held in unincorporated legal entities, such as partnerships, engaged in oil and gas production, which are not controlled by the Company. For those entities which are proportionately consolidated, the proportionate share of each entity’s assets, liabilities, revenue and expenses are included in the appropriate classifications in the consolidated financial statements. Reserve estimates associated with the proportionately consolidated oil and gas interests are calculated for each property at the Partnership level, and depletion, depreciation and amortization (“DD&A”) rates are determined at the Partnership level. The Company’s reserve estimates are based on the ownership percentage of Partnership reserve reports. DD&A expense and evaluation of impairment may differ from the Partnership as the Company’s cost basis for the Partnership interests acquired may be different than the cost basis at the Partnership level for properties acquired by the Partnership. All significant intercompany balances and transactions are eliminated in preparing the consolidated financial statements.

Certain reclassifications have been made to prior year statements to conform with the current year presentation. These reclassifications have no impact on net income. Subsequent events have been evaluated through the date that the consolidated financial statements were issued.

Use of Estimates:

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Estimates of oil and gas reserves, as determined by independent petroleum engineers, are continually subject to revision based on price, production history and other factors. Depletion expense, which is computed based on the units of production method, could be significantly impacted by changes in such estimates. Additionally, U.S. generally accepted accounting principles require that if the expected future cash flow from an asset is less than its carrying cost, that asset must be written down to its fair market value. As the fair market value of an oil and gas property will usually be significantly less than the total future net revenue expected from that property, small changes in the estimated future net revenue from an asset could lead to the necessity of recording a significant impairment of that asset.

Property and Equipment:

The Company follows the “successful efforts” method of accounting for its oil and gas properties. Under the successful efforts method, costs of acquiring undeveloped oil and gas leasehold acreage, including lease bonuses, brokers’ fees and other related costs are capitalized. Provisions for impairment of undeveloped oil and gas leases are based on periodic evaluations. Annual lease rentals and exploration expenses, including geological and geophysical expenses and exploratory dry hole costs, are charged against income as incurred. Costs of drilling and equipping productive wells, including development dry holes and related production facilities, are capitalized. All other property and equipment are carried at cost. Depreciation and depletion of oil and gas production equipment and properties are determined under the unit-of-production method based on estimated proved developed recoverable oil and gas reserves. Depreciation of all other equipment is determined under the straight-line method using various rates based on useful lives generally ranging from 5 to 10 years. The cost of assets and related accumulated depreciation is removed from the accounts when such assets are disposed of, and any related gains or losses are reflected in current earnings.

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

Asset Retirement Obligation:

The Company follows the accounting standard for asset retirement obligations. The asset retirement obligation primarily represents the estimated present value of the amount the Company will incur to plug, abandon and remediate producing properties (including removal of offshore platforms) at the end of their productive lives, in accordance with applicable state laws. The Company determined its asset retirement obligation by calculating the present value of estimated cash flows related to the liability. The retirement obligation is recorded as a liability at its estimated present value at its inception, with an offsetting increase to producing properties. Periodic accretion of discount of the estimated liability is recorded as an expense in the income statement.

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

2. Acquisitions and Dispositions

Historically, the Company has repurchased the noncontrolling interests of the partners and trust unit holders in certain of the Partnerships, which consist primarily of oil and gas interests. The Company purchased such noncontrolling interests in an amount totaling $149,000 in 2012 and $221,000 in 2011.

3. Additional Balance Sheet Information

Accounts receivable at December 31, 2012 and 2011 consisted of the following:

	December 31,
(Thousands of dollars)	2012	2011
Joint interest billings	$2,189	$2,347
Trade receivables	1,580	1,558
Oil and gas sales	9,362	9,876
Other	436	3,146

	13,567	16,927
Less: Allowance for doubtful accounts	(355)	(421)

Total	$13,212	$16,506

Accounts payable at December 31, 2012 and 2011 consisted of the following:

	December 31,
(Thousands of dollars)	2012	2011
Trade	$3,968	$5,853
Royalty and other owners	9,652	13,645
Prepaid drilling deposits	306	779
Other	5,642	9,261

Total	$19,568	$29,538

Accrued liabilities at December 31, 2012 and 2011 consisted of the following:

	December 31,
(Thousands of dollars)	2012	2011
Compensation and related expenses	$2,517	$2,137
Property costs	4,549	5,117
Income tax	—	362
Other	552	1,347

Total	$7,618	$8,963

4. Property and Equipment

Capitalized interest is included as part of the cost of oil and gas properties. The capitalized rates are based upon the Company’s weighted-average cost of borrowings used to finance the expenditures. There was no interest capitalized during 2012 or 2011.

5. Long-Term Debt

Bank Debt:

Effective July 30, 2010, the Company entered into a Second Amended and Restated Credit Agreement between Compass Bank as agent and a syndicated group of lenders (“Credit Agreement”). The Credit Agreement has a revolving line of credit and letter of credit facility of up to $250 million with a final maturity date of July 30, 2014. The credit facility is subject to a borrowing base determined by the lenders taking into consideration the estimated value of PEC’s oil and gas properties in accordance with the lenders’ customary practices for oil and gas loans. This process involves reviewing PEC’s estimated proved reserves and their valuation. The borrowing base is redetermined semi-annually, and the available borrowing amount could be increased or decreased as a result of such redetermination. In addition, PEC and the lenders each have at their discretion the right to request the borrowing base be re-determined with a maximum of one such request each year. A revision to PEC’s reserves may prompt such a request on the part of the lenders, which could possibly result in a reduction in the borrowing base and availability under the credit facility. At any time if the sum of the outstanding borrowings and letter of credit exposures exceed the applicable portion of the borrowing base, PEC would be required to repay the excess amount within a prescribed period.

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

At December 31, 2012, the credit facility borrowing base was $145.0 million with no monthly reduction amount. The borrowings made within the credit facility may be placed in a base rate loan or LIBO rate loan. The Company’s borrowing rates in the credit facility provide for base rate loans at the prime rate (3.25% at December 31, 2012) plus applicable margin utilization rates that range from 1.75% to 2.0%, and LIBO rate loans at LIBO published rates plus applicable utilization rates (2.75% to 3.00% at December 31, 2012). At December 31, 2012, the Company had in place one base rate loan and one LIBO rate loan with effective rates of 5.00% and 2.97%, respectively.

At December 31, 2012, the Company had $122.0 million of borrowings outstanding under its revolving credit facility at a weighted-average interest rate of 3.17%, and $23.0 million available for future borrowings. The combined weighted average interest rates paid on outstanding bank borrowings subject to base rate and LIBO interest were 3.81% for the year ended December 31, 2012, as compared to 4.78% for the year ended December 31, 2011.

The Company entered into interest rate hedge agreements to help manage interest rate exposure. These contracts include interest rate swaps. Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. In July

2012, the Company entered into interest swap agreements for a period of two years, which commence in January 2014, related to $75 million of the Company’s bank debt resulting in a fixed rate of 0.563% plus the Company’s current applicable margin.

Indebtedness to Related Parties—Non-Current:

In 2008, the Company’s offshore subsidiary entered into a subordinated credit facility with a private lender that is controlled by a Director of PEC with an availability of $50 million. Borrowings under this facility bore interest, payable monthly, at a rate of 10% per annum. On January 18, 2011, the Company’s offshore subsidiary made a $4.0 million payment on this loan. Further, on June 27, 2011, this loan, along with all accrued interest, was paid in full from the Company’s offshore subsidiary, and the note was cancelled.

6. Commitments

Operating Leases:

The Company has several non-cancelable operating leases, primarily for rental of office space, that have a term of more than one year. The future minimum lease payments for the operating leases at December 31, 2012 are as follows.

(Thousands of dollars)	Operating Leases
2013	$662
2014	261
2015	122

Total minimum payments	$1,045

Rent expense for office space for the years ended December 31, 2012 and 2011 was $755,000 and $800,000, respectively.

Asset Retirement Obligation:

A reconciliation of the liability for plugging and abandonment costs for the years ended December 31, 2012 and 2011 is as follows:

	Year Ended December 31,
(Thousands of dollars)	2012	2011
Asset retirement obligation at beginning of period	$19,013	$17,147
Liabilities incurred	733	398
Liabilities settled	(15,361)	(421)
Accretion expense	1,053	1,015
Revisions in estimated liabilities	3,574	874

Asset retirement obligation at end of period	$9,012	$19,013

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

In December 2011, the Company entered into a fixed price contract for the plugging and abandonment of a substantial portion of its offshore properties. In connection with this contract, the Company deposited $6.0 million with the contractor which is reflected in prepaid obligations at December 31, 2011. All work under this contract was completed in 2012.

7. Contingent Liabilities

The Company, as managing general partner of the affiliated Partnerships, is responsible for all Partnership activities, including the drilling of development wells and the production and sale of oil and gas from productive wells. The Company also provides the administration, accounting and tax preparation work for the Partnerships, and is liable for all debts and liabilities of the affiliated Partnerships, to the extent that the assets of a given limited Partnership are not sufficient to satisfy its obligations. At December 31, 2012, the affiliated Partnerships have established cash reserves in excess of their debts and liabilities, and the Company believes these reserves will be sufficient to satisfy Partnership obligations.

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

8. Stock Options and Other Compensation

In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. At December 31, 2012 and 2011, options on 767,500 shares were outstanding and exercisable at prices ranging from $1.00 to $1.25. According to their terms, the options have no expiration date.

9. Income Taxes

The components of the provision (benefit) for income taxes for the years ended December 31, 2012 and 2011 are as follows:

	Year Ended December 31,
(Thousands of dollars)	2012	2011
Current:
Federal	$16	$503
State	(130)	54

Total current	(114)	557
Deferred:
Federal	7,009	522
State	(39)	196

Total deferred	6,970	718

Total income tax provision	$6,856	$1,275

The components of net deferred tax assets and liabilities are as follows:

	At December 31,
(Thousands of dollars)	2012	2011
Current Assets:
Accrued liabilities	$613	$474
Allowance for doubtful accounts	124	148
Derivative contracts	(83)	723

Total current deferred income tax assets	$654	$1,345

Non-Current Assets:
Alternative minimum tax credits	$5,890	$5,873
Net operating loss carry-forwards	114	161
Percentage depletion carry-forwards	4,287	2,946
Derivative contracts	91	520

Total non-current assets	10,382	9,500
Non-Current Liabilities:
Basis differences relating to managed partnerships	1,492	1,989
Depletion and depreciation	33,084	25,425

Total non-current liabilities	34,576	27,414

Net non-current deferred income tax liabilities	$24,194	$17,914

The total provision for income taxes for the years ended December 31, 2012 and 2011 varies from the federal statutory tax rate as a result of the following:

	Year Ended December 31,
(Thousands of dollars)	2012	2011
Expected tax expense	$7,450	$2,069
State income tax, net of federal benefit	(112)	167
Percentage depletion	(902)	(1,242)
Other, net	420	281

Total income tax provision	$6,856	$1,275

Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. Differences relating to oil and gas properties owned through Prime Offshore are reflected under “Depletion and depreciation,” while basis differences relating to the managed partnerships are reflected under “Basis differences relating to managed partnerships.”

The Company is entitled to percentage depletion on certain of its wells, which is calculated without reference to the basis of the property. To the extent that such depletion exceeds a property’s basis, it creates a permanent difference, which lowers the Company’s effective rate. The Company’s effective tax rates in 2012 and 2011 are lower than the statutory federal rate primarily due to percentage depletion deductions in excess of the Company’s basis in the property.

The Company has not recorded any provision for uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The 2004, 2005, 2006, and 2009 federal income tax returns have been audited by the Internal Revenue Service, while the 2010 and 2011 returns remain open for examination. Returns for unexamined earlier years may be examined and adjustments made to the amount of percentage depletion carryforwards flowing from those years into an open tax year, although in general no assessment of income tax may be made for those years on which the statute has closed. State returns for the years 2009, 2010 and 2011 remain open for examination by the relevant taxing authorities.

10. Segment Information and Major Customers

The Company operates in one industry – oil and gas exploration, development, operation and servicing. The Company’s oil and gas activities are entirely in the United States.

The Company sells its oil and gas production to a number of purchasers. Listed below are the percent of the Company’s total oil and gas sales made to each of the customers whose purchases represented more than 10% of the Company’s oil and gas sales in the year 2012.

Oil Purchasers:		Gas Purchasers:
Plains All American Inc.	57%	Atlas Pipeline Mid-Continent	45%
Sunoco, Inc.	26%	Unimark LLC	14%

Although there are no long-term oil and gas purchasing agreements with these purchasers, the Company believes that they will continue to purchase its oil and gas products and, if not, could be replaced by other purchasers.

11. Financial Instruments

Fair Value Measurements:

Authoritative guidance on fair value measurements defines fair value, establishes a framework for measuring fair value and stipulates the related disclosure requirements. The Company follows a three-level hierarchy, prioritizing and defining the types of inputs used to measure fair value. The fair values of the Company’s interest rate swaps, natural gas and crude oil price collars and swaps are designated as Level 3. The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2012 and 2011:

December 31, 2012 (Thousands of dollars)	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2012
Assets
Commodity derivative contracts	$—	$—	$1,347	$1,347

Total assets	$—	$—	$1,347	$1,347

Liabilities
Commodity derivative contracts	$—	$—	$(1,371)	$(1,371)
Interest rate derivative contracts	—	—	(54)	(54)

Total liability	$—	$—	$(1,425)	$(1,425)

December 31, 2011 (Thousands of dollars)	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2011
Assets
Commodity derivative contracts	$—	$—	$223	$223

Total assets	$—	$—	$223	$223

Liabilities
Commodity derivative contracts	$—	$—	$(3,730)	$(3,730)

Total liability	$—	$—	$(3,730)	$(3,730)

The derivative contracts were measured based on quotes from the Company’s counterparties. Such quotes have been derived using valuation models that consider various inputs including current market and contractual prices for the underlying instruments, quoted forward prices for natural gas and crude oil, volatility factors and interest rates, such as a LIBOR curve for a similar length of time as the derivative contract term as applicable. These estimates are verified using comparable NYMEX futures contracts or are compared to multiple quotes obtained from counterparties for reasonableness.

The significant unobservable inputs for Level 3 derivative contracts include basis differentials and volatility factors. An increase (decrease) in these unobservable inputs would result in an increase (decrease) in fair value, respectively. The Company does not have access to the specific assumptions used in its counterparties’ valuation models. Consequently, additional disclosures regarding significant Level 3 unobservable inputs were not provided.

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the years ended December 31, 2012 and 2011.

	Year Ended December 31,
(Thousands of dollars)	2012	2011
Net liabilities at beginning of period	$(3,507)	$(2,593)
Total realized and unrealized (gains) losses:
Included in earnings (a)	3,985	6,687
Included in other comprehensive loss	(54)	—
Purchases, sales, issuances and settlements	(502)	(7,601)

Net liabilities at end of period	$(78)	$(3,507)

(a)	Derivative instruments are reported in revenues as realized gain/loss and on a separately reported line item captioned unrealized gain/loss on derivative instruments, and interest rate swap instruments are reported as a reduction to interest expense.

Derivative Instruments:

The Company is exposed to commodity price and interest rate risk, and management considers periodically the Company’s exposure to cash flow variability resulting from the commodity price changes and interest rate fluctuations. Futures, swaps and options are used to manage the Company’s exposure to commodity price risk inherent in the Company’s oil and gas production operations. The Company does not apply hedge accounting to any of its commodity based derivatives. Both realized and unrealized gains and losses associated with commodity derivative instruments are recognized in earnings.

Interest rate swap derivatives continue to be treated as cash-flow hedges and are used to fix or float interest rates on existing debt. The value of these interest rate swaps at December 31, 2012 is located in accumulated other comprehensive loss, net of tax. Settlement of the swaps, currently scheduled to begin in January 2014, will be recorded within interest expense.

The following table sets forth the effect of derivative instruments on the consolidated balance sheets at December 31, 2012 and 2011:

		Fair Value at December 31,
(Thousands of dollars)	Balance Sheet Location	2012	2011
Asset Derivatives:
Derivatives not designated as cash-flow hedging instruments:
Crude oil commodity contracts	Derivative contracts	$189	$223
Natural gas commodity contracts	Derivative contracts	1,040	—
Crude oil commodity contracts	Other assets	118	—

Total		$1,347	$223

Liability Derivatives:
Derivatives designated as cash-flow hedging instruments:
Interest rate swap contracts	Derivative liability long-term	$(54)	$—
Derivatives not designated as cash-flow hedging instruments:
Crude oil commodity contracts	Derivative liability short-term	(994)	(2,269)
Crude oil commodity contracts	Derivative liability long-term	(377)	(1,461)

Total		$(1,425)	$(3,730)

Total derivative instruments		$(78)	$(3,507)

The following table sets forth the effect of derivative instruments on the consolidated statements of operations for the years ended December 31, 2012 and 2011:

(Thousands of dollars)	Location of gain/loss recognized in income	Amount of gain/loss recognized in income
		2012	2011
Derivatives not designated as cash-flow hedge instruments:
Natural gas commodity contracts	Unrealized gain (loss) on derivative instruments, net	$1,040	$(3,037)
Crude oil commodity contracts	Unrealized gain on derivative instruments, net	2,443	2,123
Natural gas commodity contracts (a)	Realized gain on derivative instruments, net	—	6,289
Crude oil commodity contracts (a)	Realized gain on derivative instruments, net	502	1,312

		$3,985	$6,687

(a)

In August 2011 and October 2011, the Company unwound and monetized natural gas and crude oil swaps and collars with original settlement dates from September 2011 through December 2014 for aggregated net proceeds of $6.29 million. The $6.29 million gain associated with these early settlement transactions is included in realized gain on derivative instruments for the year ended December 31, 2011. In January 2012, March 2012 and May 2012, the Company unwound and monetized crude oil swaps with original settlement dates from January 2012 through December 2013 for aggregated net proceeds of $1.03 million. The $1.03 million gain associated with these early settlement transactions is included in realized gain on derivative instruments for the year ended December 31, 2012.

12. Related Party Transactions

The Company, as managing general partner or managing trustee, makes an annual offer to repurchase the interests of the partners and trust unit holders in certain of the Partnerships or Trusts. The Company purchased such interests in an amount totaling $149,000 during 2012 and $221,000 during 2011.

Treasury stock purchases in any reported period may include shares from a related party. In April 2012, the Company purchased 45,179 shares of common stock as treasury shares from a Director for $1.13 million. There were no other related party treasury stock purchases during the years ended December 31, 2012 and 2011.

Receivables from related parties consist of reimbursable general and administrative costs, lease operating expenses and reimbursement for property development and related costs. These receivables are due from joint venture partners, which may include members of the Company’s Board of Directors.

Payables owed to related parties primarily represent receipts collected by the Company as agent for the joint venture partners, which may include members of the Company’s Board of Directors, for oil and gas sales net of expenses. Also included in interest expense in 2011 is $787,000 of interest expense paid to a private lender that is controlled by a director of the Company, with whom the Company’s offshore subsidiary entered into a credit agreement. The agreement provided for a loan of $20 million at a rate of 10% per annum and is secured by a second lien position of all the assets of the offshore subsidiary. On June 27, 2011, this loan along with all accrued interest was paid in full from the Company’s offshore subsidiary, and the note was cancelled.

13. Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents include $4.44 million and $4.39 million at December 31, 2012 and 2011, respectively, of cash primarily pertaining to oil and gas revenue payments. There were corresponding accounts payable recorded at December 31, 2012 and 2011 for these liabilities. Both the restricted cash and the accounts payable are classified as current on the accompanying consolidated balance sheets.

14. Salary Deferral Plan

The Company maintains a salary deferral plan (the “Plan”) in accordance with Internal Revenue Code Section 401(k), as amended. The Plan provides for matching contributions of which $463,000 and $447,000 were made in 2012 and 2011, respectively.

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

	Year Ended December 31,
	2012			2011
	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount
Basic	$15,056	2,624,335	$5.74	$4,811	2,747,732	$1.75

Effect of dilutive securities:
Options	—	735,244		—	731,702

Diluted	$15,056	3,359,579	$4.48	$4,811	3,479,434	$1.38

16. Shareholder’s Equity

The Company has in place a stock repurchase program whereby it may purchase outstanding shares of its common stock from time-to-time, in open market transactions or negotiated sales. The Company uses the cost method to account for its treasury share purchases.

PRIMEENERGY CORPORATION AND SUBSIDIARIES

SUPPLEMENTARY INFORMATION

CAPITALIZED COSTS RELATING TO

OIL AND GAS PRODUCING ACTIVITIES

Years Ended December 31, 2012 and 2011

(Unaudited)

	As of December 31,
(Thousands of dollars)	2012	2011
Proved Developed oil and gas properties	$336,135	$491,938
Proved Undeveloped oil and gas properties	2,069	455
Unproved oil and gas properties	—	—

Total Capitalized Costs	338,204	492,393
Accumulated depreciation, depletion and valuation allowance	150,276	355,643

Net Capitalized Costs	$187,928	$136,750

COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION,

EXPLORATION AND DEVELOPMENT ACTIVITIES

Years Ended December 31, 2012 and 2011

(Unaudited)

	Year Ended December 31,
(Thousands of dollars)	2012	2011
Acquisition of Properties, Developed	$6,482	$273
Acquisition of Properties, Undeveloped	2,030	146
Exploration Costs	10	38
Development Costs	66,671	38,820

See accompanying Notes to Supplementary Information

PRIMEENERGY CORPORATION AND SUBSIDIARIES

SUPPLEMENTARY INFORMATION

STANDARDIZED MEASURE OF DISCOUNTED FUTURE

NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

Years Ended December 31, 2012 and 2011

(Unaudited)

	As of December 31,
(Thousands of dollars)	2012	2011
Future cash inflows	$1,524,137	$1,113,603
Future production costs	(673,629)	(530,237)
Future development costs	(179,568)	(67,158)
Future income tax expenses	(186,072)	(148,283)

Future Net Cash Flows	484,868	367,925
10% annual discount for estimated timing of cash flows	(271,595)	(183,417)

Standardized Measure of Discounted Future Net Cash Flows	$213,273	$184,508

STANDARDIZED MEASURE OF DISCOUNTED FUTURE

NET CASH FLOWS AND CHANGES THEREIN

RELATING TO PROVED OIL AND GAS RESERVES

Years Ended December 31, 2012 and 2011

(Unaudited)

The following are the principal sources of change in the standardized measure of discounted future net cash flows during 2012 and 2011:

	Year Ended December 31,
(Thousands of dollars)	2012	2011
Sales of oil and gas produced, net of production costs	$(48,673)	$(59,133)
Net changes in prices and production costs	504	77,637
Extensions, discoveries and improved recovery	164,557	49,108
Revisions of previous quantity estimates	40,964	8,579
Net change in development costs	(145,382)	(30,834)
Reserves sold	—	—
Reserves purchased	6,563	—
Accretion of discount	18,451	14,648
Net change in income taxes	(5,952)	(20,342)
Changes in production rates (timing) and other	(2,267)	(1,639)

Net change	28,765	38,024
Standardized measure of discounted future net cash flow:
Beginning of year	184,508	146,484

End of year	$213,273	$184,508

See accompanying Notes to Supplementary Information

PRIMEENERGY CORPORATION AND SUBSIDIARIES

SUPPLEMENTARY INFORMATION

RESERVE QUANTITY INFORMATION

Years Ended December 31, 2012 and 2011

(Unaudited)

	As of December 31,
	2012				2011
	Oil (MBbls)	NGLs (MBbls)		Gas (MMcf)	Oil (MBbls)	Gas (MMcf)
		(a	)
Proved Developed Reserves:
Beginning of year	6,418	—		43,631	5,233	41,946
Extensions, discoveries and improved recovery	224	49		1,000	836	3,536
Revisions of previous estimates	252	2,860		(15,821)	273	121
Converted from undeveloped reserves	861	—		3,527	704	3,028
Reserves sold	—	—		—	—	—
Reserves purchased	168	—		211	—	—
Production	(745)	—		(4,715)	(628)	(5,000)

End of year	7,178	2,909		27,833	6,418	43,631

Proved Undeveloped Reserves:
Beginning of year	2,435	—		9,765	2,652	11,400
Extensions, discoveries and improved recovery	3,446	1,401		6,158	460	1,955
Revisions of previous estimates	887	1,476		217	27	(562)
Converted to developed reserves	(861)	—		(3,527)	(704)	(3,028)
Reserves sold	—	—		—	—	—
Reserves purchased	—	—		—	—	—

End of year	5,907	2,877		12,613	2,435	9,765

Total Proved Reserves at the End of the Year	13,085	5,786		40,446	8,853	53,396

(a)	Prior to December 31, 2012, natural gas liquids (NGLs) were included in the oil and gas reserve reports under the natural gas heading using a standard conversion factor of one barrel of NGLs to six thousand cubic feet (Mcf) of gas.

See accompanying Notes to Supplementary Information

PRIMEENERGY CORPORATION AND SUBSIDIARIES

SUPPLEMENTARY INFORMATION

RESULTS OF OPERATIONS FROM OIL AND GAS PRODUCING ACTIVITIES

Years Ended December 31, 2012 and 2011

(Unaudited)

	Year Ended December 31,
(Thousands of dollars)	2012	2011
Revenue:
Oil and gas sales	$88,336	$96,030
Costs and Expenses:
Lease operating expenses	39,868	36,897
Exploration costs	10	38
Depreciation and depletion	19,883	42,282
Income tax expense	8,941	3,200

Total Costs and Expenses	68,702	82,417

Results of Operations From Producing Activities (excluding corporate overhead and interest costs)	$19,634	$13,613

See accompanying Notes to Supplementary Information

PRIMEENERGY CORPORATION AND SUBSIDIARIES

NOTES TO SUPPLEMENTARY INFORMATION

(Unaudited)

1. Presentation of Reserve Disclosure Information

Reserve disclosure information is presented in accordance with U.S. generally accepted accounting principles. The Company’s reserves include amounts attributable to non-controlling interests in the Partnerships. These interests represent less than 10% of the Company’s reserves.

2. Determination of Proved Reserves

The estimates of the Company’s proved reserves were determined by an independent petroleum engineer in accordance with U.S. generally accepted accounting principles. The estimates of proved reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development and other factors. Estimated future net revenues were computed by reserves, less estimated future development and production costs based on current costs.

3. Results of Operations from Oil and Gas Producing Activities

The results of operations from oil and gas producing activities were prepared in accordance with U.S. generally accepted accounting principles. General and administrative expenses, interest costs and other unrelated costs are not deducted in computing results of operations from oil and gas activities.

4. Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves

The standardized measure of discounted future net cash flows relating to proved oil and gas reserves and the changes of standardized measure of discounted future net cash flows relating to proved oil and gas reserves were prepared in accordance with U.S. generally accepted accounting principles.

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

5. Changes in Reserves

The 2012 and 2011 extensions and discoveries reflect the successful drilling activity in the Company’s West Texas and Mid-Continent areas. The Company is employing technologies to establish proved reserves that have been demonstrated to provide consistent results capable of repetition. The technologies and economic data being used in the estimation of its proved reserves include, but are not limited to, electrical logs, radioactivity logs, geologic maps, production data and well test data. The estimated reserves of wells with sufficient production history are estimated using appropriate decline curves. Estimated reserves of producing wells with limited production history and for undeveloped locations are estimated using performance data from analogous wells in the area. These wells are considered analogous based on production performance from the same formation and with similar completion techniques.