Form 10-Q
period 2013-03-31
PRIMEENERGY CORP
filed 2013-05-08
CIK 56868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

The number of shares outstanding of each class of the Registrant’s Common Stock as of May 3, 2013 was: Common Stock, $0.10 par value 2,437,876 shares.

PrimeEnergy Corporation

Index to Form 10-Q

March 31, 2013

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

PRIMEENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS – Unaudited

(Thousands of dollars, except per share amounts)

	March 31, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$8,006	$8,602
Restricted cash and cash equivalents	4,542	4,672
Accounts receivable, net	13,566	13,212
Other current assets	2,665	3,966

Total Current Assets	28,779	30,452

Property and Equipment, at cost
Oil and gas properties (successful efforts method), net	191,484	187,928
Field and office equipment, net	9,601	8,922

Total Property and Equipment, Net	201,085	196,850

Other Assets	1,145	784

Total Assets	$231,009	$228,086

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$21,663	$19,568
Accrued liabilities	5,229	7,618
Current portion of asset retirement and other long-term obligations	2,146	2,148
Derivative liability short-term	2,180	994
Due to related parties	47	67

Total Current Liabilities	31,265	30,395
Long-Term Bank Debt	122,000	122,000
Asset Retirement Obligations	7,061	6,864
Derivative Liability Long-Term	550	431
Deferred Income Taxes	25,258	24,194

Total Liabilities	186,134	183,884

Commitments and Contingencies

Equity
Common stock, $.10 par value; Authorized: 4,000,000 shares, issued: 3,836,397 shares	383	383
Paid-in capital	6,690	6,690
Retained earnings	68,603	66,345
Accumulated other comprehensive loss, net	(61)	(35)
Treasury stock, at cost; 1,382,478 shares and 1,325,837 shares	(37,738)	(36,113)

Total Stockholders’ Equity – PrimeEnergy	37,877	37,270

Non-controlling interest	6,998	6,932

Total Equity	44,875	44,202

Total Liabilities and Equity	$231,009	$228,086

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – Unaudited

Three Months Ended March 31, 2013 and 2012

(Thousands of dollars, except per share amounts)

	2013	2012
Revenues
Oil and gas sales	$21,359	$23,031
Realized gain on derivative instruments, net	240	119
Field service income	5,331	5,115
Administrative overhead fees	2,117	2,164
Unrealized loss on derivative instruments, net	(2,083)	(3,779)
Other income	6	57

Total Revenues	26,970	26,707

Costs and Expenses
Lease operating expense	9,983	9,500
Field service expense	4,535	4,385
Depreciation, depletion, amortization and accretion on discounted liabilities	4,883	6,838
General and administrative expense	4,040	3,889
Exploration costs	1	5

Total Costs and Expenses	23,442	24,617

Gain on Sale and Exchange of Assets	1,060	704

Income from Operations	4,588	2,794

Other Income and Expenses
Less: Interest expense	1,073	756
Add: Interest income	2	10

Income Before Provision for Income Taxes	3,517	2,048

Provision for Income Taxes	1,153	387

Net Income	2,364	1,661
Less: Net Income Attributable to Non-Controlling Interests	106	338

Net Income Attributable to PrimeEnergy	$2,258	$1,323

Basic Income Per Common Share	$0.90	$0.49

Diluted Income Per Common Share	$0.70	$0.39

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – Unaudited

Three Months Ended March 31, 2013 and 2012

(Thousands of dollars)

	2013	2012
Net Income	$2,364	$1,661
Other Comprehensive Loss, net of taxes:
Changes in fair value of hedge positions, net of taxes of $16 and $0, respectively	(26)	—

Total other comprehensive loss	(26)	—

Comprehensive Income	2,338	1,661
Less: Comprehensive Income Attributable to Non-Controlling Interest	106	338

Comprehensive Income Attributable to PrimeEnergy	$2,232	$1,323

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY – Unaudited

Three Months Ended March 31, 2013

(Thousands of dollars)

	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive	Treasury	Total Stockholders’ Equity –	Non- Controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	PrimeEnergy	Interest	Equity
Balance at December 31, 2012	3,836,397	$383	$6,690	$66,345	$(35)	$(36,113)	$37,270	$6,932	$44,202
Repurchase 56,641 shares of common stock	—	—	—	—	—	(1,625)	(1,625)	—	(1,625)
Net income	—	—	—	2,258	—	—	2,258	106	2,364
Other comprehensive loss, net of taxes	—	—	—	—	(26)	—	(26)	—	(26)
Repurchase of non-controlling interests	—	—	—	—	—	—	—	(1)	(1)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(39)	(39)

Balance at March 31, 2013	3,836,397	$383	$6,690	$68,603	$(61)	$(37,738)	$37,877	$6,998	$44,875

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

Three Months Ended March 31, 2013 and 2012

(Thousands of dollars)

	2013	2012
Cash Flows from Operating Activities:
Net income	$2,364	$1,661
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion on discounted liabilities	4,883	6,838
Gain on sale of properties	(1,060)	(704)
Unrealized loss on derivative instruments, net	2,083	3,779
Provision for deferred income taxes	1,063	465
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(354)	2,211
Decrease in other assets	115	328
Increase (decrease) in accounts payable	2,225	(5,426)
Increase in accrued liabilities	86	159
Increase in due to related parties	2	966

Net Cash Provided by Operating Activities	11,407	10,277

Cash Flows from Investing Activities:
Capital expenditures, including exploration expense	(11,520)	(20,701)
Proceeds from sale of properties and equipment	1,182	734

Net Cash Used in Investing Activities	(10,338)	(19,967)

Cash Flows from Financing Activities:
Purchase of stock for treasury	(1,625)	(456)
Purchase of non-controlling interests	(1)	(22)
Proceeds in long-term bank debt and other long-term obligations	15,500	33,750
Repayment of long-term bank debt and other long-term obligations	(15,500)	(19,307)
Distribution to non-controlling interests	(39)	(81)

Net Cash Provided by (Used in) in Financing Activities	(1,665)	13,884

Net Increase (Decrease) in Cash and Cash Equivalents	(596)	4,194
Cash and Cash Equivalents at the Beginning of the Period	8,602	8,661

Cash and Cash Equivalents at the End of the Period	$8,006	$12,855

Supplemental Disclosures:
Income taxes paid	$48	$450
Interest paid	$1,068	$673

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

(1) Basis of Presentation:

The accompanying condensed consolidated financial statements of PrimeEnergy Corporation (“PEC” or the “Company”) have not been audited by independent public accountants. Pursuant to applicable Securities and Exchange Commission (“SEC”) rules and regulations, the accompanying interim financial statements do not include all disclosures presented in annual financial statements and the reader should refer to the Company’s Form 10-K for the year ended December 31, 2012. In the opinion of management, the accompanying interim condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012, the condensed consolidated results of operations, cash flows and equity for the three months ended March 31, 2013 and 2012. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation. The results for interim periods are not necessarily indicative of annual results. For purposes of disclosure in the condensed consolidated financial statements, subsequent events have been evaluated through the date the statements were issued.

Recently Issued Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-11, “Disclosures about Offsetting Assets and Liabilities”. This ASU requires enhanced disclosures including both gross and net information about financial and derivative instruments eligible for offset or subject to an enforceable master netting arrangement or similar agreement. This new guidance is effective for annual reporting periods beginning on or after January 1, 2013 and subsequent interim periods. In January 2013, the FASB issued ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”. ASU 2013-01 clarifies the scope of ASU 2011-11 to apply to derivative instruments that are offset or subject to an enforceable master netting arrangement or similar agreement. This clarified guidance is effective for annual reporting periods beginning on or after January 1, 2013 and subsequent interim periods. The revised requirements of ASU 2011-11 and ASU 2013-01 impacted the disclosures associated with the Company’s derivative instruments (Note 11) and did not have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“AOCI”). ASU 2013-02 requires a rollforward of changes in AOCI by component and information about significant reclassifications from AOCI to net earnings to be presented in one location, either on the face of the financial statements or in the notes. This new guidance is effective for fiscal years beginning after December 15, 2012 and subsequent interim periods. The revised disclosure requirements of ASU 2013-02 are reflected in Note 11. The requirements of ASU 2013-02 did not have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

(2) Acquisitions and Dispositions:

Historically the Company has repurchased the interests of the partners and trust unit holders in the eighteen oil and gas limited partnerships (the “Partnerships”) and the two asset and business income trusts (the “Trusts”) managed by the Company as general partner and as managing trustee, respectively. The Company purchased such interests in amounts totaling $1,000 and $22,000 for the three months ended March 31, 2013 and 2012, respectively.

(3) Restricted Cash and Cash Equivalents:

Restricted cash and cash equivalents include $4.31 million and $4.44 million at March 31, 2013 and December 31, 2012, respectively, of cash primarily pertaining to oil and gas revenue payments. There were corresponding accounts payable recorded at March 31, 2013 and December 31, 2012 for these liabilities. Both the restricted cash and the accounts payable are classified as current on the accompanying condensed consolidated balance sheets.

(4) Additional Balance Sheet Information:

Certain balance sheet amounts are comprised of the following:

(Thousands of dollars)	March 31, 2013	December 31, 2012
Accounts Receivable:
Joint interest billing	$2,516	$2,189
Trade receivables	1,764	1,580
Oil and gas sales	9,528	9,362
Other	97	436

	13,905	13,567
Less: Allowance for doubtful accounts	(339)	(355)

Total	$13,566	$13,212

Accounts Payable:
Trade	$2,636	$3,968
Royalty and other owners	12,139	9,652
Prepaid drilling deposits	343	306
Other	6,545	5,642

Total	$21,663	$19,568

Accrued Liabilities:
Compensation and related expenses	$2,918	$2,517
Property costs	1,927	4,549
Other	384	552

Total	$5,229	$7,618

(5) Property and Equipment:

Property and equipment at March 31, 2013 and December 31, 2012 consisted of the following:

(Thousands of dollars)	March 31, 2013	December 31, 2012
Proved oil and gas properties, at cost	$345,936	$338,204
Less: Accumulated depletion and depreciation	(154,452)	(150,276)

Oil and Gas Properties, Net	$191,484	$187,928

Field and office equipment	$25,151	$23,974
Less: Accumulated depreciation	(15,550)	(15,052)

Field and Office Equipment, Net	$9,601	$8,922

Total Property and Equipment, Net	$201,085	$196,850

(6) Long-Term Bank Debt:

Bank Debt:

Effective July 30, 2010 the Company entered into a Second Amended and Restated Credit Agreement between Compass Bank as agent and a syndicated group of lenders (“Credit Agreement”). The Credit Agreement has a revolving line of credit and letter of credit facility of up to $250 million with a final maturity date of July 30, 2017. The credit facility is secured by substantially all of the Company’s oil and gas properties. The credit facility is subject to a borrowing base determined by the lenders taking into consideration the estimated value of PEC’s oil and gas properties in accordance with the lenders’ customary practices for oil and gas loans. This process involves reviewing PEC’s estimated proved reserves and their valuation. The borrowing base is redetermined semi-annually, and the available borrowing amount could be increased or decreased as a result of such redetermination. In addition, PEC and the lenders each have at their discretion the right to request the borrowing base be redetermined with a maximum of one such request each year. A revision to PEC’s reserves may prompt such a request on the part of the lenders, which could possibly result in a reduction in the borrowing base and availability under the credit facility. At any time if the sum of the outstanding borrowings and letter of credit exposures exceed the applicable portion of the borrowing base, PEC would be required to repay the excess amount within a prescribed period.

At March 31, 2013, the credit facility borrowing base was $145.0 million with no required monthly reduction amount. The borrowings made within the credit facility may be placed in a base rate loan or LIBO rate loan. The Company’s borrowing rates in the credit facility provide for base rate loans at the prime rate (3.25% at March 31, 2013) plus applicable margin utilization rates that range from 1.75% to 2.00%, and LIBO rate loans at LIBO published rates plus applicable utilization rates (2.75% to 3.00% at March 31, 2013). At March 31, 2013, the Company had in place one base rate loan and one LIBO rate loan with effective rates of 5.00% and 2.95%, respectively.

At March 31, 2013, the Company had a total of $122.0 million of borrowings outstanding under its revolving credit facility at a weighted-average interest rate of 3.57% and $23.0 million available for future borrowings. The combined weighted average interest rate paid on outstanding bank borrowings subject to base rate and LIBO interest was 3.57% for the three months ended March 31, 2013 as compared to 3.93% for the three months ended March 31, 2012.

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

(7) Other Long-Term Obligations and Commitments:

Operating Leases:

The Company has several non-cancelable operating leases, primarily for rental of office space, that have a term of more than one year. The future minimum lease payments for the rest of fiscal 2013 and thereafter for the operating leases are as follows:

(Thousands of dollars)	Operating Leases
2013	$497
2014	261
2015	122

Total minimum payments	$880

Rent expense for office space for the three months ended March 31, 2013 and 2012 was $191,000 and $226,000, respectively.

Asset Retirement Obligation:

A reconciliation of the liability for plugging and abandonment costs for the three months ended March 31, 2013 is as follows:

(Thousands of dollars)
Asset retirement obligation – December 31, 2012	$9,012
Liabilities incurred	15
Liabilities settled	(23)
Accretion expense	90
Revisions in estimated liabilities	113

Asset retirement obligation – March 31, 2013	$9,207

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

(8) Contingent Liabilities:

The Company, as managing general partner of the affiliated Partnerships, is responsible for all Partnership activities, including the drilling of development wells and the production and sale of oil and gas from productive wells. The Company also provides the administration, accounting and tax preparation work for the Partnerships, and is liable for all debts and liabilities of the affiliated Partnerships, to the extent that the assets of a given limited Partnership are not sufficient to satisfy its obligations. As of March 31, 2013, the affiliated Partnerships have established cash reserves in excess of their debts and liabilities and the Company believes these reserves will be sufficient to satisfy Partnership obligations.

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

(9) Stock Options and Other Compensation:

In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. At March 31, 2013 and 2012, remaining options held by two key executive officers on 767,500 shares were outstanding and exercisable at prices ranging from $1.00 to $1.25. According to their terms, the options have no expiration date.

(10) Related Party Transactions:

The Company, as managing general partner or managing trustee, makes an annual offer to repurchase the interests of the partners and trust unit holders in certain of the Partnerships or Trusts. The Company purchased such interests in amounts totaling $1,000 and $22,000 for the three months ended March 31, 2013 and 2012, respectively.

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

(11) Financial Instruments:

Fair Value Measurements:

Authoritative guidance on fair value measurements defines fair value, establishes a framework for measuring fair value and stipulates the related disclosure requirements. The Company follows a three-level hierarchy, prioritizing and defining the types of inputs used to measure fair value. The fair values of the Company’s interest rate swaps, natural gas and crude oil price collars and swaps are designated as Level 3. The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012:

March 31, 2013

(Thousands of dollars)	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2013
Assets
Commodity derivative contracts	$—	$—	$527	$527

Total assets	$—	$—	$527	$527

Liabilities
Commodity derivative contracts	$—	$—	$(2,633)	$(2,633)
Interest rate derivative contracts	—	—	(97)	(97)

Total liabilities	$—	$—	$(2,730)	$(2,730)

December 31, 2012

(Thousands of dollars)	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2012
Assets
Commodity derivative contracts	$—	$—	$1,347	$1,347

Total assets	$—	$—	$1,347	$1,347

Liabilities
Commodity derivative contracts	$—	$—	$(1,371)	$(1,371)
Interest rate derivative contracts	—	—	(54)	(54)

Total liabilities	$—	$—	$(1,425)	$(1,425)

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

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the three months ended March 31, 2013.

(Thousands of dollars)
Net liabilities – December 31, 2012	$(78)
Total realized and unrealized (gains) losses:
Included in earnings (a)	(1,843)
Included in other comprehensive loss	(42)
Purchases, sales, issuances and settlements	(240)

Net liabilities – March 31, 2013	$(2,203)

(a)	Derivative instruments are reported in revenues as realized gain/loss and on a separately reported line item captioned unrealized gain/loss on derivative instruments, and interest rate swap instruments are reported as a reduction to interest expense.

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

Interest rate swap derivatives are treated has cash-flow hedges and are used to fix or float interest rates on existing debt. The value of these interest rate swaps at March 31, 2013 and December 31, 2012 is located in accumulated other comprehensive loss, net of tax. Settlement of the swaps, currently scheduled to begin in January 2014, will be recorded within interest expense.

The following table sets forth the effect of derivative instruments on the condensed consolidated balance sheets at March 31, 2013 and December 31, 2012:

		Fair Value
(Thousands of dollars)	Balance Sheet Location	March 31, 2013	December 31, 2012
Asset Derivatives:
Derivatives not designated as cash-flow hedging instruments:
Crude oil commodity contracts	Other current assets	$72	$189
Natural gas commodity contracts	Other current assets	—	1,040
Crude oil commodity contracts	Other assets	455	118

Total		$527	$1,347

Liability Derivatives:
Derivatives designated as cash-flow hedging instruments:
Interest rate swap contracts	Derivative liability short-term	$(30)	$—
Interest rate swap contracts	Derivative liability long-term	(67)	(54)
Derivatives not designated as cash-flow hedging instruments:
Crude oil commodity contracts	Derivative liability short-term	(1,828)	(994)
Natural gas commodity contracts	Derivative liability short-term	(322)	—
Crude oil commodity contracts	Derivative liability long-term	(293)	(377)
Natural gas oil commodity contracts	Derivative liability long-term	(190)	—

Total		$(2,730)	$(1,425)

Total derivative instruments		$(2,203)	$(78)

The following table sets forth the offsetting of asset and liability derivatives in the condensed consolidated balance sheets at March 31, 2013 and December 31, 2012:

(Thousands of dollars)	March 31, 2013	December 31, 2012
Asset Derivatives:
Gross amount of recognized assets	$2,128	$4,209
Gross amounts offset in the statement of financial position	(1,601)	(2,862)

Net amount	$527	$1,347

Liability Derivatives:
Gross amount of recognized liabilities	$(4,331)	$(4,287)
Gross amounts offset in the statement of financial position	1,601	2,862

Net amount	$(2,730)	$(1,425)

Total derivative instruments	$(2,203)	$(78)

The following table sets forth the effect of derivative instruments on the condensed consolidated statement of operations for the three-month periods ended March 31, 2013 and 2012:

	Location of gain/loss recognized in income	Amount of gain/loss recognized in income
(Thousands of dollars)		2013	2012
Derivatives not designated as cash-flow hedge instruments
Natural gas commodity contracts	Unrealized loss on derivative instruments, net	$(1,552)	$—
Crude oil commodity contracts	Unrealized loss on derivative instruments, net	(531)	(3,779)
Natural gas commodity contracts	Realized gain on derivative instruments, net	373	—
Crude oil commodity contracts (a)	Realized gain (loss) on derivative instruments, net	(133)	119

		$(1,843)	$(3,660)

(a)	In January 2012 and March 2012, the Company unwound and monetized crude oil swaps with original settlement dates from January 2012 through December 2013 for net proceeds of $659,000. The $659,000 gain associated with these early settlement transactions is included in realized gain on derivative instruments for the three months ended March 31, 2012.

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

	Three Months Ended March 31,
	2013			2012
	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount
Basic	$2,258	2,499,130	$0.90	$1,323	2,692,042	$0.49
Effect of dilutive securities:
Options	—	736,376		—	732,396

Diluted	$2,258	3,235,506	$0.70	$1,323	3,424,438	$0.39

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RECENT ACTIVITIES

During 2013, we continued our drilling program in our West Texas and Mid-Continent regions. Thru April 30, 2013, we have participated in the drilling of 2 gross (0.14 net) wells, both successful and currently awaiting completion. In addition we have 1 gross (0.42 net) well currently drilling. We intend to drill a total of approximately 30 gross (20 net) wells this year, primarily in the West Texas area at a net cost of $36 million.

RESULTS OF OPERATIONS

2013 and 2012 Compared

We reported net income attributable to PrimeEnergy for the three months ended March 31, 2013 of $2.26 million, or $0.90 per share as compared to $1.32 million, or $0.49 per share for the three months ended March 31, 2012. Net income increased in 2013 by $0.94 million or 71% primarily due to decreased depreciation and depletion expenses and a decrease in unrealized losses on derivative instruments partially offset by slight decreases in oil and gas sales and increased lease operating expenses and income tax provisions. Depreciation and depletion decreased by $1.96 million for the three months ended March 31, 2013 as compared to the same period in 2012 largely due to decreased depletion rates associated with our offshore properties as several of our offshore properties were plugged and abandoned during 2012. Oil and gas sales decreased by $1.67 million for the three months ended March 31, 2013 as compared to the same period in 2012 largely due to a decrease in crude oil commodity prices during the three months ended March 31, 2013 as compared to crude oil commodity prices during the three months ended March 31, 2012. Unrealized losses on derivative instruments decreased by $1.70 million for the three months ended March 31, 2013 as compared to the same period in 2012 largely due to a decrease in future crude oil commodity prices during the 2013 periods as compared to crude oil commodity contracts held at December 31, 2012 and 2011.

The significant components of net income are discussed below.

Oil and gas sales decreased $1.67 million, or 7% from $23.03 million for the three months ended March 31, 2012 to $21.36 million for the three months ended March 31, 2013. Crude oil and natural gas sales vary due to changes in volumes of production sold and realized commodity prices. Our realized prices at the well head decreased an average of $14.38 per barrel, or 14% on crude oil during the three months ended March 31, 2013 from the same period in 2012 while our average well head price for natural gas increased $0.05 per mcf, or 1% during the three months ended March 31, 2013 from the same period in 2012.

Our crude oil production increased by 7,000 barrels, or 4% from 177,000 barrels for the first quarter 2012 to 184,000 barrels for the first quarter 2013. Our natural gas production increased by 35,000 mcf, or 3% from 1,155,000 mcf for the first quarter 2012 to 1,190,000 mcf for the first quarter 2013. The net increase in crude oil and natural gas production volumes are a result of our continued drilling success in West Texas and the Gulf Coast regions as we place new wells into production, partially offset by the natural decline of existing properties and reduction of our primary natural gas producing offshore properties.

The following table summarizes the primary components of production volumes and average sales prices realized for the three months ended March 31, 2013 and 2012 (excluding realized gains and losses from derivatives).

	Three Months Ended March 31,
	2013	2012	Increase / (Decrease)
Barrels of Oil Produced	184,000	177,000	7,000
Average Price Received	$86.08	$100.46	$(14.38)

Oil Revenue (In 000’s)	$15,864	$17,755	$(1,891)
Mcf of Gas Produced	1,190,000	1,155,000	35,000
Average Price Received	$4.62	$4.57	$0.05

Gas Revenue (In 000’s)	$5,495	$5,276	$219

Total Oil & Gas Revenue (In 000’s)	$21,359	$23,031	$(1,672)

Realized net gains on derivative instruments include net gains of $0.37 million and net losses of $0.13 million on the settlements of natural gas and crude oil derivatives, respectively for the first quarter 2013 and net gains of $0.12 million on the settlements of crude oil derivatives for the first quarter 2012. In the first quarter of 2012, we unwound and monetized crude oil swaps with original settlement dates from January 2012 through December 2013 for net proceeds of $0.66 million. The $0.66 million gain associated with these early settlement transactions is included in realized gain on derivative instruments for the three months ended March 31, 2012.

Oil and gas prices received including the impact of derivatives but excluding the early settlement transactions were:

	Three Months Ended March 31,
	2013	2012	Increase (Decrease)
Oil Price	$85.35	$97.40	$(12.05)
Gas Price	$4.93	$4.57	$0.36

We do not apply hedge accounting to any of our commodity based derivatives, thus changes in the fair market value of commodity contracts held at the end of a reported period, referred to as mark-to-market adjustments, are recognized as unrealized gains and losses in the accompanying consolidated statements of operations. As oil and natural gas prices remain volatile, mark-to-market accounting treatment creates volatility in our revenues. During the three months ended March 31, 2013, we recognized net unrealized losses of $1.55 million associated with natural gas fixed swap contracts and $0.53 million associated with crude oil fixed swaps and collars due to market fluctuations in natural gas and crude oil futures market prices between December 31, 2012 and March 31, 2013. During the three months ended March 31, 2012, we recognized $3.78 million in net unrealized losses associated with crude oil fixed swaps and collars due to an increase in crude oil futures market prices between December 31, 2011 and March 31, 2012.

Field service income increased $0.21 million, or 4% from $5.12 million for the first quarter 2012 to $5.33 million for the first quarter 2013. This underlying increase is a result of adding service equipment and the market allowing us to charge slightly higher rates to customers. Workover rig services represent the bulk of our field service operations, and those rates have all increased between the periods in our most active districts. However water hauling and disposal services in our South Texas district were slightly down during the first quarter of 2013 due to increased competition in the area.

Lease operating expense increased $0.48 million, or 5% from $9.50 million for the first quarter 2012 to $9.98 million for the first quarter 2013. This underlying increase is primarily due to higher pumper / labor costs, chemical expenses and salt water disposal costs associated with new wells coming on line from the recent drilling success in West Texas and increased expensed workovers across all districts, partially offset by decreased operating expenses on the offshore properties during the first three months of 2013 as compared to the same period of 2012.

Field service expense increased $0.15 million, or 3% from $4.39 million for the first quarter 2012 to $4.54 million for the first quarter 2013. Field service expenses primarily consist of salaries and vehicle operating expenses which have increased during the three months ended March 31, 2013 over the same period of 2012 as a direct result of increased services and utilization of the equipment.

Depreciation, depletion, amortization and accretion on discounted liabilities decreased $1.96 million, or 29% from $6.84 million for the first quarter 2012 to $4.88 million for the first quarter 2013. This decrease is primarily due to decreased depletion rates recognized during the first three months of 2013 associated with offshore properties as our offshore properties were plugged and abandoned during 2012.

General and administrative expense increased $0.15 million, or 4% from $3.89 million for the three months ended March 31, 2012 to $4.04 million for the three months ended March 31, 2013. This increase in 2013 is largely due to increased personnel costs in 2013. The largest component of these personnel costs was salaries and employee related taxes and insurance.

Gain on sale and exchange of assets of $1.06 million and $0.70 million for the three months ended March 31, 2013 and March 31, 2012, respectively consists of sales of non-essential field service equipment.

Interest expense increased $0.31 million, or 41% from $0.76 million for the first quarter 2012 to $1.07 million for the first quarter 2013. This increase relates to an increase in average debt outstanding during the first quarter 2013 slightly offset by a decrease in weighted average interest rates during the 2013 period.

A provision for income taxes of $1.15 million, or an effective tax rate of 34% was recorded for the three months ended March 31, 2013 verses a provision of $0.39 million, or an effective tax rate of 23% for the three months ended March 31, 2012. Our provision for income taxes varies from the federal statutory tax rate of 34% primarily due to state taxes and percentage depletion deductions. We are entitled to percentage depletion on certain of our wells, which is calculated without reference to the basis of the property. To the extent that such depletion exceeds a property’s basis it creates a permanent difference, which lowers our effective rate.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital resources are cash provided by our operating activities and our credit facility.

Net cash provided by our operating activities for the three months ended March 31, 2013 was $11.41 million compared to $10.28 million for the three months ended March 31, 2012. Excluding the effects of significant unforeseen expenses or other income, our cash flow from operations fluctuates primarily because of variations in oil and gas production and prices or changes in working capital accounts. Our oil and gas production will vary based on actual well performance but may be curtailed due to factors beyond our control.

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

If our exploratory drilling results in significant new discoveries, we will have to expend additional capital in order to finance the completion, development, and potential additional opportunities generated by our success. We believe that, because of the additional reserves resulting from the successful wells and our record of reserve growth in recent years, we will be able to access sufficient additional capital through bank financing.

We have in place both a stock repurchase program and a limited partnership interest repurchase program under which we expect to continue spending during 2013. For the three month period ended March 31, 2013, we have spent $1.63 million under these programs.

We currently maintain a credit facility totaling $250 million, with a current borrowing base of $145 million and $23.00 million in availability at March 31, 2013. The bank reviews the borrowing base semi-annually and, at their discretion, may decrease or propose an increase to the borrowing base relative to a redetermined estimate of proved oil and gas reserves. Our oil and gas properties are pledged as collateral for the line of credit and we are subject to certain financial and operational covenants defined in the agreement. We are currently in compliance with these covenants. If we do not comply with these covenants on a continuing basis, the lenders have the right to refuse to advance additional funds under the facility and/or declare all principal and interest immediately due and payable.

It is our goal to increase our oil and gas reserves and production through the acquisition and development of oil and gas properties. Our activities include development and exploratory drilling. Our strategy is to develop a balanced portfolio of drilling prospects that includes lower risk wells with a high probability of success and higher risk wells with greater economic potential. We continue our drilling programs in our West Texas and Mid-Continent regions. During 2013, we intend to drill a total of approximately 30 (20 net) wells, primarily in the West Texas area, at a net cost of $36 million. We also continue to explore and consider opportunities to further expand our oilfield servicing revenues through additional investment in field service equipment. However, the majority of our capital spending is discretionary, and the ultimate level of expenditures will be dependent on our assessment of the oil and gas business environment, the number and quality of oil and gas prospects available, the market for oilfield services, and oil and gas business opportunities in general.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the first three months of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	RISK FACTORS

The Company is a smaller reporting company and no response is required pursuant to this Item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities by the Company during the period covered by this report.

During the three months ended March 31, 2013, the Company purchased the following shares of common stock as treasury shares.

2013 Month	Number of Shares	Average Price Paid per share	Maximum Number of Shares that May Yet Be Purchased Under The Program at Month - End (1)
January	2,712	$25.06	461,392
February	6,710	$26.78	454,682
March	47,219	$29.17	407,463

Total/Average	56,641	$28.69

(1)	In December 1993, we announced that the Board of Directors authorized a stock repurchase program whereby we may purchase outstanding shares of the common stock from time-to-time, in open market transactions or negotiated sales. On October 31, 2012, the Board of Directors of the Company approved an additional 500,000 shares of the Company’s stock to be included in the stock repurchase program. A total of 3,500,000 shares have been authorized to date under this program. Through March 31, 2013, a total of 3,092,537 shares have been repurchased under this program for $46,394,574 at an average price of $15.00 per share. Additional purchases of shares may occur as market conditions warrant. We expect future purchases will be funded with internally generated cash flow or from working capital.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	RESERVED

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit No.

3.1	Restated Certificate of Incorporation of PrimeEnergy Corporation (effective July 1, 2009) (Incorporated by reference to Exhibit 3.1 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2009)

3.2	Bylaws of PrimeEnergy Corporation (Incorporated by reference to Exhibit 3.2 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2010)

10.4	Amended and Restated Agreement of Limited Partnership, FWOE Partners L.P., dated as of August 22, 2005 (Incorporated by reference to Exhibit 10.3 to PrimeEnergy Corporation Form 8-K for events of August 22, 2005)

10.4.1	Contribution Agreement between F-W Oil Exploration L.L.C. and FWOE Partners L.P. dated as of August 22, 2005 (Incorporated by reference to exhibit 10.4 to PrimeEnergy Corporation Form 8-K for events of August 22, 2005)

10.18	Composite copy of Non-Statutory Option Agreements (Incorporated by reference to Exhibit 10.18 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2004)

10.22.5.9	Second Amended and Restated Credit Agreement dated July 30, 2010, by and among PrimeEnergy Corporation, the Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, and EOWS Midland Company), Compass Bank (successor in interest to Guaranty Bank, FSB) As Administrative Agent and Letter of Credit Issuer, BBVA Compass, As Sole Lead Arranger and Sole Bookrunner and The Lenders Signatory Hereto (BNP Paribas, JPMorgan Chase Bank, N.A. and Amegy Bank National Association) (Incorporated by reference to Exhibit 10.22.5.9 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2010)

10.22.5.9.1	First Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, BNP Paribas, JPMorgan Chase Bank, N.A., Amegy Bank National Association) effective September 30, 2010 (Incorporated by reference to Exhibit 10.22.5.9.1 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2010).

10.22.5.9.2	Second Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, BNP Paribas, JPMorgan Chase Bank, N.A., Amegy Bank National Association) effective June 22, 2011 (Incorporated by reference to Exhibit 10.22.5.9.2 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2011).

10.22.5.9.3	Third Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, BNP Paribas, JPMorgan Chase Bank, N.A., Amegy Bank National Association) effective December 8, 2011 (Incorporated by reference to Exhibit 10.22.5.9.3 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2011).

10.22.5.9.4	Fourth Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, BNP Paribas, JPMorgan Chase Bank, N.A., Amegy Bank National Association) effective June 25, 2012 (Incorporated by reference to Exhibit 10.22.5.9.4 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2012).

Exhibit No.

10.22.5.9.5	Fifth Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company, Prime Offshore L.L.C.), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, Wells Fargo Bank National Association, JPMorgan Chase Bank, N.A., Amegy Bank National Association, KeyBank National Association) effective November 26, 2012 (Incorporated by reference to Exhibit 10.22.5.9.5 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2012).

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS (1)	XBRL (eXtensible Business Reporting Language) Instance Document

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	XBRL information (the Interactive Data File) is deemed not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PrimeEnergy Corporation
(Registrant)

May 8, 2013	/s/ Charles E. Drimal, Jr.
Charles E. Drimal, Jr.
President
Principal Executive Officer

May 8, 2013	/s/ Beverly A. Cummings
Beverly A. Cummings
Executive Vice President
Principal Financial Officer