Form 10-Q
period 2013-09-30
PRIMEENERGY CORP
filed 2013-11-05
CIK 56868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

The number of shares outstanding of each class of the Registrant’s Common Stock as of October 30, 2013 was: Common Stock, $0.10 par value 2,405,879 shares.

PrimeEnergy Corporation

Index to Form 10-Q

September 30, 2013

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

PRIMEENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS—Unaudited

(Thousands of dollars, except per share amounts)

	September 30, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$11,522	$8,602
Restricted cash and cash equivalents	3,265	4,672
Accounts receivable, net	17,722	13,212
Other current assets	2,964	3,966

Total Current Assets	35,473	30,452
Property and Equipment, at cost
Oil and gas properties (successful efforts method), net	190,463	187,928
Field and office equipment, net	10,992	8,922

Total Property and Equipment, Net	201,455	196,850
Other Assets	1,569	784

Total Assets	$238,497	$228,086

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$17,799	$19,568
Accrued liabilities	8,131	7,618
Current portion of long-term debt	1,852	—
Current portion of asset retirement and other long-term obligations	3,324	2,148
Derivative liability short-term	2,760	994
Due to related parties	134	67

Total Current Liabilities	34,000	30,395
Long-Term Bank Debt	114,997	122,000
Asset Retirement Obligations	7,116	6,864
Derivative Liability Long-Term	209	431
Deferred Income Taxes	29,627	24,194

Total Liabilities	185,949	183,884
Commitments and Contingencies
Equity
Common stock, $.10 par value; Authorized: 4,000,000 shares, issued: 3,836,397 shares	383	383
Paid-in capital	6,745	6,690
Retained earnings	76,929	66,345
Accumulated other comprehensive loss, net	(56)	(35)
Treasury stock, at cost; 1,423,519 shares and 1,325,837 shares	(39,090)	(36,113)

Total Stockholders’ Equity – PrimeEnergy	44,911	37,270
Non-controlling interest	7,637	6,932

Total Equity	52,548	44,202

Total Liabilities and Equity	$238,497	$228,086

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—Unaudited

(Thousands of dollars, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Oil and gas sales	$25,948	$21,813	$71,442	$65,678
Realized gain (loss) on derivative instruments, net	(1,201)	38	(1,127)	379
Field service income	6,772	4,892	18,348	15,344
Administrative overhead fees	2,319	2,141	6,976	6,415
Unrealized gain (loss) on derivative instruments, net	(3,869)	(2,649)	(1,472)	2,449
Other income	11	25	63	128

Total Revenues	29,980	26,260	94,230	90,393
Costs and Expenses
Lease operating expense	11,331	9,347	32,310	28,820
Field service expense	5,521	4,275	15,224	13,023
Depreciation, depletion, amortization and accretion on discounted liabilities	5,177	5,884	16,329	19,846
General and administrative expense	3,864	3,823	12,252	11,509
Exploration costs	2	—	3	10

Total Costs and Expenses	25,895	23,329	76,118	73,208
Gain on Sale and Exchange of Assets	760	14	2,519	720

Income from Operations	4,845	2,945	20,631	17,905
Other Income and Expenses
Less: Interest expense	1,000	947	3,158	2,534
Add: Interest income	—	24	2	72

Income Before Provision for Income Taxes	3,845	2,022	17,475	15,443
Provision for Income Taxes	1,227	464	5,935	4,665

Net Income	2,618	1,558	11,540	10,778
Less: Net Income Attributable to Non-Controlling Interests	386	216	956	690

Net Income Attributable to PrimeEnergy	$2,232	$1,342	$10,584	$10,088

Basic Income Per Common Share	$0.92	$0.51	$4.32	$3.81

Diluted Income Per Common Share	$0.71	$0.40	$3.32	$2.98

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME—Unaudited

Nine Months Ended September 30, 2013 and 2012

(Thousands of dollars)

	2013	2012
Net Income	$11,540	$10,778
Other Comprehensive Loss, net of taxes:
Changes in fair value of hedge positions, net of taxes of $12 and $28, respectively	(21)	(50)

Total other comprehensive loss	(21)	(50)

Comprehensive Income	11,519	10,728
Less: Comprehensive Income Attributable to Non-Controlling Interest	956	690

Comprehensive Income Attributable to PrimeEnergy	$10,563	$10,038

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY—Unaudited

Nine Months Ended September 30, 2013

(Thousands of dollars)

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity – PrimeEnergy	Non-Controlling Interest	Total Equity
	Shares	Amount

Balance at December 31, 2012	3,836,397	$383	$6,690	$66,345	$(35)	$(36,113)	$37,270	$6,932	$44,202
Repurchase 97,682 shares of common stock	—	—	—	—	—	(2,977)	(2,977)	—	(2,977)
Net income	—	—	—	10,584	—	—	10,584	956	11,540
Other comprehensive loss, net of taxes	—	—	—	—	(21)	—	(21)	—	(21)
Repurchase of non-controlling interests	—	—	55	—	—	—	55	(69)	(14)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(182)	(182)

Balance at September 30, 2013	3,836,397	$383	$6,745	$76,929	$(56)	$(39,090)	$44,911	$7,637	$52,548

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Unaudited

Nine Months Ended September 30, 2013 and 2012

(Thousands of dollars)

	2013	2012
Cash Flows from Operating Activities:
Net income	$11,540	$10,778
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion on discounted liabilities	16,329	19,846
Gain on sale of properties	(2,519)	(720)
Unrealized (gain) loss on derivative instruments, net	1,472	(2,449)
Provision for deferred income taxes	5,407	4,738
Changes in assets and liabilities:
Increase in accounts receivable	(4,510)	(1,652)
Decrease in other assets	253	5,476
Decrease in accounts payable	(362)	(3,655)
Increase in accrued liabilities	2,988	605
Increase in due to related parties	108	426

Net Cash Provided by Operating Activities	30,706	33,393

Cash Flows from Investing Activities:
Capital expenditures, including exploration expense	(22,459)	(68,620)
Proceeds from sale of property and equipment	2,997	881

Net Cash Used in Investing Activities	(19,462)	(67,739)

Cash Flows from Financing Activities:
Purchase of stock for treasury	(2,977)	(2,705)
Purchase of non-controlling interests	(14)	(66)
Proceeds from long-term bank debt and other long-term obligations	37,250	85,300
Repayment of long-term bank debt and other long-term obligations	(42,401)	(45,357)
Distribution to non-controlling interests	(182)	(867)

Net Cash Provided by (Used in) in Financing Activities	(8,324)	36,305

Net Increase in Cash and Cash Equivalents	2,920	1,959
Cash and Cash Equivalents at the Beginning of the Period	8,602	8,661

Cash and Cash Equivalents at the End of the Period	$11,522	$10,620

Supplemental Disclosures:
Income taxes paid (refunded)	$(63)	$536
Interest paid	$3,187	$2,534

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

(1) Basis of Presentation:

The accompanying condensed consolidated financial statements of PrimeEnergy Corporation (“PEC” or the “Company”) have not been audited by independent public accountants. Pursuant to applicable Securities and Exchange Commission (“SEC”) rules and regulations, the accompanying interim financial statements do not include all disclosures presented in annual financial statements and the reader should refer to the Company’s Form 10-K for the year ended December 31, 2012. In the opinion of management, the accompanying interim condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012, the condensed consolidated results of operations for the three and nine months ended September 30, 2013 and 2012, and the condensed consolidated results of cash flows and equity for the nine months ended September 30, 2013 and 2012. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation. The results for interim periods are not necessarily indicative of annual results. For purposes of disclosure in the condensed consolidated financial statements, subsequent events have been evaluated through the date the statements were issued.

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

(2) Acquisitions and Dispositions:

Historically the Company has repurchased the interests of the partners and trust unit holders in the eighteen oil and gas limited partnerships (the “Partnerships”) and the two asset and business income trusts (the “Trusts”) managed by the Company as general partner and as managing trustee, respectively. The Company purchased such interests in amounts totaling $14,000 and $66,000 for the nine months ended September 30, 2013 and 2012, respectively.

(3) Restricted Cash and Cash Equivalents:

Restricted cash and cash equivalents include $3.21 million and $4.44 million at September 30, 2013 and December 31, 2012, respectively, of cash primarily pertaining to oil and gas revenue payments. There were corresponding accounts payable recorded at September 30, 2013 and December 31, 2012 for these liabilities. Both the restricted cash and the accounts payable are classified as current on the accompanying condensed consolidated balance sheets.

(4) Additional Balance Sheet Information:

Certain balance sheet amounts are comprised of the following:

(Thousands of dollars)	September 30, 2013	December 31, 2012
Accounts Receivable:
Joint interest billing	$3,777	$2,189
Trade receivables	2,574	1,580
Oil and gas sales	11,472	9,362
Other	232	436

	18,055	13,567
Less: Allowance for doubtful accounts	(333)	(355)

Total	$17,722	$13,212

Accounts Payable:
Trade	$1,398	$3,968
Royalty and other owners	9,393	9,652
Prepaid drilling deposits	693	306
Other	6,315	5,642

Total	$17,799	$19,568

Accrued Liabilities:
Compensation and related expenses	$5,230	$2,517
Property costs	2,060	4,549
Other	841	552

Total	$8,131	$7,618

(5) Property and Equipment:

Property and equipment at September 30, 2013 and December 31, 2012 consisted of the following:

(Thousands of dollars)	September 30, 2013	December 31, 2012

Proved oil and gas properties, at cost	$354,877	$338,204
Less: Accumulated depletion and depreciation	(164,414)	(150,276)

Oil and Gas Properties, Net	$190,463	$187,928

Field and office equipment	$26,799	$23,974
Less: Accumulated depreciation	(15,807)	(15,052)

Field and Office Equipment, Net	$10,992	$8,922

Total Property and Equipment, Net	$201,455	$196,850

(6) Long-Term Bank Debt:

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

At September 30, 2013, the credit facility borrowing base was $145.0 million with no required monthly reduction amount. The borrowings made within the credit facility may be placed in a base rate loan or LIBO rate loan. The Company’s borrowing rates in the credit facility provide for base rate loans at the prime rate (3.25% at September 30, 2013) plus applicable margin utilization rates that range from 1.75% to 2.00%, and LIBO rate loans at LIBO published rates plus applicable utilization rates (2.75% to 3.00% at September 30, 2013). At September 30, 2013, the Company had in place one base rate loan and one LIBO rate loan with effective rates of 5.00% and 2.95%, respectively.

At September 30, 2013, the Company had a total of $107.0 million of borrowings outstanding under its revolving credit facility at a weighted-average interest rate of 3.48% and $38.0 million available for future borrowings. The combined weighted average interest rate paid on outstanding bank borrowings subject to base rate and LIBO interest was 3.53% for the nine months ended September 30, 2013, as compared to 3.80% for the nine months ended September 30, 2012.

On July 31, 2013, the Company entered into a $10.0 million Loan and Security Agreement with JP Morgan Chase Bank (“Equipment Loan”). The Equipment Loan is secured by substantially all of the Company’s field service equipment, carries an interest rate of 3.95% per annum, requires monthly payments (principal and interest) of $184,000, and has a final maturity date of July 31, 2018. As of September 30, 2013, the Company had a total of $9.8 million outstanding on the Equipment Loan.

The Company has entered into interest rate hedge agreements to help manage interest rate exposure. These contracts include interest rate swaps. Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. In July 2012, the Company entered into interest swap agreements for a period of two years, which commence in January 2014, related to $75 million of the Company’s bank debt resulting in a fixed rate of 0.563% plus the Company’s current applicable margin.

(7) Other Long-Term Obligations and Commitments:

Operating Leases:

The Company has several non-cancelable operating leases, primarily for rental of office space, that have a term of more than one year. The future minimum lease payments for the rest of fiscal 2013 and thereafter for the operating leases are as follows:

(Thousands of dollars)	Operating Leases

2013	$166
2014	689
2015	588
2016	482
2017	40

Total minimum payments	$1,965

Rent expense for office space for the nine months ended September 30, 2013 and 2012 was $548,000 and $581,000, respectively.

Asset Retirement Obligation:

A reconciliation of the liability for plugging and abandonment costs for the nine months ended September 30, 2013 is as follows:

(Thousands of dollars)

Asset retirement obligation – December 31, 2012	$9,012
Liabilities incurred	165
Liabilities settled	(811)
Accretion expense	283
Revisions in estimated liabilities	1,791

Asset retirement obligation – September 30, 2013	$10,440

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

(8) Contingent Liabilities:

The Company, as managing general partner of the affiliated Partnerships, is responsible for all Partnership activities, including the drilling of development wells and the production and sale of oil and gas from productive wells. The Company also provides the administration, accounting and tax preparation work for the Partnerships, and is liable for all debts and liabilities of the affiliated Partnerships, to the extent that the assets of a given limited Partnership are not sufficient to satisfy its obligations. As of September 30, 2013, the affiliated Partnerships have established cash reserves in excess of their debts and liabilities and the Company believes these reserves will be sufficient to satisfy Partnership obligations.

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

(9) Stock Options and Other Compensation:

In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. At September 30, 2013 and 2012, remaining options held by two key executive officers on 767,500 shares were outstanding and exercisable at prices ranging from $1.00 to $1.25. According to their terms, the options have no expiration date.

(10) Related Party Transactions:

The Company, as managing general partner or managing trustee, makes an annual offer to repurchase the interests of the partners and trust unit holders in certain of the Partnerships or Trusts. The Company purchased such interests in amounts totaling $14,000 and $66,000 for the nine months ended September 30, 2013 and 2012, respectively.

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

(11) Financial Instruments:

Fair Value Measurements:

Authoritative guidance on fair value measurements defines fair value, establishes a framework for measuring fair value and stipulates the related disclosure requirements. The Company follows a three-level hierarchy, prioritizing and defining the types of inputs used to measure fair value. The fair values of the Company’s interest rate swaps, natural gas and crude oil price collars and swaps are designated as Level 3. The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012:

September 30, 2013	Quoted Prices in Active Markets For Identical	Significant Other Observable	Significant Unobservable	Balance as of September 30,
(Thousands of dollars)	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2013
Assets
Commodity derivative contracts	$—	$—	$1,251	$1,251
Interest rate derivative contracts	—	—	135	135

Total assets	$—	$—	$1,386	$1,386

Liabilities
Commodity derivative contracts	$—	$—	$(2,747)	$(2,747)
Interest rate derivative contracts	—	—	(222)	(222)

Total liabilities	$—	$—	$(2,969)	$(2,969)

December 31, 2012	Quoted Prices in Active Markets For Identical	Significant Other Observable	Significant Unobservable	Balance as of December 31,
(Thousands of dollars)	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2012
Assets
Commodity derivative contracts	$—	$—	$1,347	$1,347

Total assets	$—	$—	$1,347	$1,347

Liabilities
Commodity derivative contracts	$—	$—	$(1,371)	$(1,371)
Interest rate derivative contracts	—	—	(54)	(54)

Total liabilities	$—	$—	$(1,425)	$(1,425)

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

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the nine months ended September 30, 2013.

(Thousands of dollars)
Net liabilities – December 31, 2012	$(78)
Total realized and unrealized gains / losses:
Included in earnings (a)	(2,599)
Included in other comprehensive gain	(33)
Purchases, sales, issuances and settlements	1,127

Net liabilities – September 30, 2013	$(1,583)

(a)	Derivative instruments are reported in revenues as realized gain/loss and on a separately reported line item captioned unrealized gain/loss on derivative instruments, and interest rate swap instruments are reported as a reduction to interest expense.

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

Interest rate swap derivatives are treated as cash-flow hedges and are used to fix or float interest rates on existing debt. The value of these interest rate swaps at September 30, 2013 and December 31, 2012 is located in accumulated other comprehensive income (loss), net of tax. Settlement of the swaps, currently scheduled to begin in January 2014, will be recorded within interest expense.

The following table sets forth the effect of derivative instruments on the condensed consolidated balance sheets at September 30, 2013 and December 31, 2012:

		Fair Value
(Thousands of dollars)	Balance Sheet Location	September 30, 2013	December 31, 2012
Asset Derivatives:
Derivatives designated as cash-flow hedging instruments:
Interest rate swap contracts	Other assets	$135	$—
Derivatives not designated as cash-flow hedging instruments:
Crude oil commodity contracts	Other current assets	—	189
Natural gas commodity contracts	Other current assets	523	1,040
Crude oil commodity contracts	Other assets	703	118
Natural gas commodity contracts	Other assets	25	—

Total		$1,386	$1,347

Liability Derivatives:
Derivatives designated as cash-flow hedging instruments:
Interest rate swap contracts	Derivative liability short-term	$(158)	$—
Interest rate swap contracts	Derivative liability long-term	(64)	(54)
Derivatives not designated as cash-flow hedging instruments:
Crude oil commodity contracts	Derivative liability short-term	(2,598)	(994)
Natural gas commodity contracts	Derivative liability short-term	(4)	—
Crude oil commodity contracts	Derivative liability long-term	(145)	(377)

Total		$(2,969)	$(1,425)

Total derivative instruments		$(1,583)	$(78)

The following table sets forth the offsetting of asset and liability derivatives in the condensed consolidated balance sheets at September 30, 2013 and December 31, 2012:

(Thousands of dollars)	September 30, 2013	December 31, 2012
Asset Derivatives:
Gross amount of recognized assets	$2,342	$4,209
Gross amounts offset in the balance sheet	(956)	(2,862)

Net amount	$1,386	$1,347

Liability Derivatives:
Gross amount of recognized liabilities	$(3,925)	$(4,287)
Gross amounts offset in the balance sheet	956	2,862

Net amount	$(2,969)	$(1,425)

Total derivative instruments	$(1,583)	$(78)

The following table sets forth the effect of derivative instruments on the condensed consolidated statements of operations for the nine months ended September 30, 2013 and 2012:

	Location of gain/loss recognized in income	Amount of gain/loss recognized in income
(Thousands of dollars)		2013	2012
Derivatives not designated as cash-flow hedge instruments
Natural gas commodity contracts	Unrealized loss on derivative instruments, net	$(495)	$—
Crude oil commodity contracts	Unrealized gain (loss) on derivative instruments, net	(977)	2,449
Natural gas commodity contracts	Realized gain on derivative instruments, net	571	—
Crude oil commodity contracts (a)	Realized gain (loss) on derivative instruments, net	(1,698)	379

		$(2,599)	$2,828

(a)	During the nine months ended September 30, 2012, the Company unwound and monetized crude oil swaps with original settlement dates from January 2012 through December 2013 for net proceeds of $1,030,000. The $1,030,000 gain associated with these early settlement transactions is included in realized gain on derivative instruments for the nine months ended September 30, 2012.

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

	Nine Months Ended September 30,
	2013			2012
	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount

Basic	$10,584	2,448,743	$4.32	$10,088	2,645,924	$3.81
Effect of dilutive securities:
Options	—	743,966		—	734,680

Diluted	$10,584	3,192,709	$3.32	$10,088	3,380,604	$2.98

	Three Months Ended September 30,
	2013			2012
	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount

Basic	$2,232	2,415,303	$0.92	$1,342	2,608,319	$0.51
Effect of dilutive securities:
Options	—	749,664		—	737,162

Diluted	$2,232	3,164,967	$0.71	$1,342	3,345,481	$0.40

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RECENT ACTIVITIES

During 2013, we have invested approximately $14 million completing wells drilled in 2012 and continuing our drilling programs in our West Texas and Mid-Continent regions. Thru October 31, 2013, we have participated in the drilling of 18 gross (10.25 net) wells. Twelve of these wells are currently producing, 3 are currently being completed and 3 wells are currently drilling. We intend to drill a total of approximately 25 gross (14 net) wells this year, primarily in the West Texas and Mid-Continent areas at a net cost of approximately $20 million.

RESULTS OF OPERATIONS

2013 and 2012 Compared

We reported net income attributable to PrimeEnergy for the three and nine months ended September 30, 2013 of $2.23 million, or $0.92 per share and $10.58 million, or $4.32 per share, respectively as compared to $1.34 million, or $0.51 per share and $10.09 million, or $3.81 per share for the three and nine months ended September 30, 2012, respectively. Net income increased by $0.89 million or 66% and $0.50 million or 5% for the three and nine months ended September 30, 2013 as compared to the same periods during 2012 primarily due to increases in oil and gas sales and field service income and decreased depreciation and depletion expense partially offset by increases in realized and unrealized losses on derivative instruments and increases in lease operating and field service expenses. Oil and gas sales increased by $4.14 million and $5.76 million for the three and nine months ended September 30, 2013, respectively as compared to the same periods in 2012 largely due to an increased production volumes and increases in commodity prices during the three and nine months ended September 30, 2013 as compared to production volumes and commodity prices during the three and nine months ended September 30, 2012. Field service income increased by $1.88 million and $3.00 million for the three and nine months ended September 30, 2013, respectively as compared to the same periods in 2012 with the addition of new service equipment during 2013. Depreciation and depletion decreased by $0.71 million and $3.52 million for the three and nine months ended September 30, 2013, respectively as compared to the same periods in 2012 largely due to decreased depletion rates associated with our offshore properties as several of our offshore properties were plugged and abandoned during 2012. Net realized and unrealized losses on derivative instruments increased by $2.46 million and $5.43 million for the three and nine months ended September 30, 2013, respectively as compared to the same periods in 2012 largely due to an increase in future crude oil commodity prices during the 2013 periods as compared to crude fixed price oil commodity contracts held at December 31, 2012 and 2011. Primarily due to recent drilling success in West Texas and resulting increase in activities with new wells coming on line, lease operating expenses increased by $1.98 million and $3.49 million for the three and nine months ended September 30, 2013, respectively as compared to the same periods in 2012. Field service expenses increased by $1.25 million and $2.20 million for the three and nine months ended September 30, 2013, respectively as compared to the same periods in 2012 corresponding to the increase in field service income and new service equipment added in 2013.

The significant components of net income are discussed below.

Oil and gas sales increased $4.14 million, or 19% from $21.81 million for the three months ended September 30, 2012 to $25.95 million for the three months ended September 30, 2013 and increased $5.76 million, or 9% from $65.68 million for the nine months ended September 30, 2012 to $71.44 million for the nine months ended September 30, 2013. Crude oil and natural gas sales vary due to changes in volumes of production sold and realized commodity prices. Our realized prices at the well head increased an average of $16.69 per barrel, or 19% and $2.82 per barrel, or 3% on crude oil during the three and nine months ended September 30, 2013, respectively from the same periods in 2012 while our average well head price for natural gas increased $0.30 per mcf, or 6% and $0.45 per mcf, or 10% during the three and nine months ended September 30, 2013, respectively from the same periods in 2012.

Our crude oil production increased by 3,000 barrels, or 2% from 185,000 barrels for the third quarter 2012 to 188,000 barrels for the third quarter 2013 and increased by 19,000 barrels, or 4% from 541,000 barrels for the nine months ended September 30, 2012 to 560,000 barrels for the nine months ended September 30, 2013. Our natural gas production increased by 51,000 mcf, or 4% from 1,191,000 mcf for the third quarter 2012 to 1,242,000 mcf for the third quarter 2013 and increased by 174,000 mcf, or 5% from 3,493,000 mcf for the nine months ended September 30, 2012 to 3,667,000 mcf for the nine months ended September 30, 2013. The net increase in crude oil and natural gas production volumes are a result of our continued drilling success in our West Texas and Mid-Continent regions as we place new wells into production, partially offset by the natural decline of existing properties.

The following table summarizes the primary components of production volumes and average sales prices realized for the three and nine months ended September 30, 2013 and 2012 (excluding realized gains and losses from derivatives).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Increase / (Decrease)	2013	2012	Increase / (Decrease)
Barrels of Oil Produced	188,000	185,000	3,000	560,000	541,000	19,000
Average Price Received	$104.95	$88.26	$16.69	$94.66	$91.84	$2.82

Oil Revenue (In 000’s)	$19,807	$16,288	$3,519	$53,031	$49,717	$3,314

Mcf of Gas Produced	1,242,000	1,191,000	51,000	3,667,000	3,493,000	174,000
Average Price Received	$4.94	$4.64	$0.30	$5.02	$4.57	$0.45

Gas Revenue (In 000’s)	$6,141	$5,525	$616	$18,411	$15,961	$2,450

Total Oil & Gas Revenue (In 000’s)	$25,948	$21,813	$4,135	$71,442	$65,678	$5,764

Realized net gains (losses) on derivative instruments include net gains of $0.24 million and net losses of $1.44 million on the settlements of natural gas and crude oil derivatives, respectively for the third quarter 2013 and net gains of $0.04 million on the settlements of crude oil derivatives for the third quarter 2012. Realized net gains on derivative instruments include net gains of $0.57 million and net losses of $1.70 million on the settlements of natural gas and crude oil derivatives, respectively for the nine months ended September 30, 2013 and net gains of $0.38 million on the settlements of crude oil derivatives for the nine months ended September 30, 2012. In the nine months ended September 30, 2012, we unwound and monetized crude oil swaps with original settlement dates from January 2012 through December 2013 for net proceeds of $1.03 million. The gains associated with these early settlement transactions are included in realized gain on derivative instruments for the nine months ended September 30, 2012.

Oil and gas prices received including the impact of derivatives but excluding the early settlement transactions were:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Increase (Decrease)	2013	2012	Increase (Decrease)
Oil Price	$97.32	$88.46	$8.86	$91.63	$90.63	$1.00
Gas Price	$5.13	$4.64	$0.49	$5.18	$4.57	$0.61

We do not apply hedge accounting to any of our commodity based derivatives, thus changes in the fair market value of commodity contracts held at the end of a reported period, referred to as mark-to-market adjustments, are recognized as unrealized gains and losses in the accompanying consolidated statements of operations. As oil and natural gas prices remain volatile, mark-to-market accounting treatment creates volatility in our revenues. During the three and nine months ended September 30, 2013, we recognized net unrealized losses of $0.06 million and $0.49 million, respectively associated with natural gas fixed swap contracts and net unrealized losses of $3.81 million and $0.98 million, respectively associated with crude oil fixed swaps and collars due to market fluctuations in natural gas and crude oil futures market prices between December 31, 2012 and September 30, 2013. During the three months ended September 30, 2012, we recognized unrealized losses of $2.65 million and a net unrealized gain of $2.45 million for the nine months ended September 30, 2012 associated with crude oil fixed swaps and collars due to market fluctuations in crude oil futures market prices between December 31, 2011 and September 30, 2012.

Field service income increased $1.88 million, or 38% from $4.89 million for the third quarter 2012 to $6.77 million for the third quarter 2013 and $3.00 million, or 20% from $15.34 million for the nine months ended September 30, 2012 to $18.35 million for the nine months ended September 30, 2013. This underlying increase is a result of adding service equipment and the market allowing us to charge slightly higher rates to customers. Workover rig services represent the bulk of our field service operations, and those rates have all increased between the periods in our most active districts.

Lease operating expense increased $1.98 million, or 21% from $9.35 million for the third quarter 2012 to $11.33 million for the third quarter 2013 and $3.49 million, or 12% from $28.82 million for the nine months ended September 30, 2012 to $32.31 million for the nine months ended September 30, 2013. This underlying increase is primarily due to higher pumper / labor costs and chemical expenses associated with new wells coming on line from the recent drilling success in West Texas and increased expensed workovers across all districts, partially offset by decreased operating expenses on the offshore properties during the first nine months of 2013 as compared to the same periods of 2012.

Field service expense increased $1.25 million, or 29% from $4.27 million for the third quarter 2012 to $5.52 million for the third quarter 2013 and $2.20 million, or 17% from $13.02 million for the nine months ended September 30, 2012 to $15.22 million for the nine months ended September 30, 2013. Field service expenses primarily consist of salaries and vehicle operating expenses which have increased during the three and nine months ended September 30, 2013 over the same periods of 2012 as a direct result of increased services and utilization of the equipment.

Depreciation, depletion, amortization and accretion on discounted liabilities decreased $0.71 million, or 12% from $5.88 million for the third quarter 2012 to $5.18 million for the third quarter 2013 and $3.52 million, or 18% from $19.85 million for the nine months ended September 30, 2012 to $16.33 million for the nine months ended September 30, 2013. This decrease is primarily due to decreased depletion rates recognized during the three and nine months ended September 30, 2013 associated with offshore properties as our offshore properties were plugged and abandoned during 2012, partially offset by increased depletion expenses related to new wells coming on line from the recent drilling success in West Texas.

General and administrative expense increased $0.04 million, or 1% from $3.82 million for the three months ended September 30, 2012 to $3.86 million for the three months ended September 30, 2013 and $0.74 million, or 6% from $11.51 million for the nine months ended September 30, 2012 to $12.25 million for the nine months ended September 30, 2013. This increase in 2013 is largely due to increased personnel costs in 2013. The largest component of these personnel costs was salaries and employee related taxes and insurance.

Gain on sale and exchange of assets of $2.52 million and $0.72 million for the nine months ended September 30, 2013 and September 30, 2012, respectively consists of sales of non-essential oil and gas interests and field service equipment.

Interest expense increased $0.05 million, or 6% from $0.95 million for the third quarter 2012 to $1.00 million for the third quarter 2013 and $0.62 million, or 25% from $2.53 million for the nine months ended September 30, 2012 to $3.16 million for the nine months ended September 30, 2013. This increase relates to an increase in average debt outstanding during the three and nine months ended September 30, 2013 as compared to the same periods of 2012 slightly offset by a decrease in weighted average interest rates during the 2013 periods.

A provision for income taxes of $1.28 million, or an effective tax rate of 35% was recorded for the third quarter 2013 verses a provision of $0.46 million, or an effective tax rate of 26% for the third quarter 2012 and a provision of $5.94 million, or an effective tax rate of 36% was recorded for the nine months ended September 30, 2013 verses a provision of $4.67 million, or an effective tax rate of 32% for the nine months ended September 30, 2012. Our provision for income taxes varies from the federal statutory tax rate of 34% primarily due to state taxes and percentage depletion deductions. We are entitled to percentage depletion on certain of our wells, which is calculated without reference to the basis of the property. To the extent that such depletion exceeds a property’s basis it creates a permanent difference, which lowers our effective rate.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital resources are cash provided by our operating activities and our credit facility.

Net cash provided by our operating activities for the nine months ended September 30, 2013 was $30.71 million compared to $33.39 million for the nine months ended September 30, 2012. Excluding the effects of significant unforeseen expenses or other income, our cash flow from operations fluctuates primarily because of variations in oil and gas production and prices or changes in working capital accounts. Our oil and gas production will vary based on actual well performance but may be curtailed due to factors beyond our control.

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

We have in place both a stock repurchase program and a limited partnership interest repurchase program under which we expect to continue spending during 2013. For the nine month period ended September 30, 2013, we have spent $2.99 million under these programs.

We currently maintain a revolving credit facility totaling $250 million, with a final maturity date of July 30, 2017 and a current borrowing base of $145 million and $38.00 million in availability at September 30, 2013. The bank reviews the borrowing base semi-annually and, at their discretion, may decrease or propose an increase to the borrowing base relative to a redetermined estimate of proved oil and gas reserves. Our oil and gas properties are pledged as collateral for the line of credit and we are subject to certain financial and operational covenants defined in the agreement. We are currently in compliance with these covenants. If we do not comply with these covenants on a continuing basis, the lenders have the right to refuse to advance additional funds under the facility and/or declare all principal and interest immediately due and payable.

On July 31, 2013, we executed an equipment financing facility totaling $10.0 million with an effective annual interest rate of 3.95% and requiring 60 monthly payments of $184,000. Our field service equipment is pledged as collateral for this facility. In August 2013, we used the $10.0 million in proceeds from this equipment facility to pay down on our revolving credit facility.

It is our goal to increase our oil and gas reserves and production through the acquisition and development of oil and gas properties. Our activities include development and exploratory drilling. Our strategy is to develop a balanced portfolio of drilling prospects that includes lower risk wells with a high probability of success and higher risk wells with greater economic potential. We continue our drilling programs in our West Texas and Mid-Continent regions. During 2013, we intend to drill a total of approximately 25 gross (14 net) wells, primarily in the West Texas and Mid-Continent areas at a net cost of approximately $20 million. We also continue to explore and consider opportunities to further expand our oilfield servicing revenues through additional investment in field service equipment. However, the majority of our capital spending is discretionary, and the ultimate level of expenditures will be dependent on our assessment of the oil and gas business environment, the number and quality of oil and gas prospects available, the market for oilfield services, and oil and gas business opportunities in general.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the first nine months of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	RISK FACTORS

The Company is a smaller reporting company and no response is required pursuant to this Item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities by the Company during the period covered by this report.

During the nine months ended September 30, 2013, the Company purchased the following shares of common stock as treasury shares.

2013 Month	Number of Shares	Average Price Paid per share	Maximum Number of Shares that May Yet Be Purchased Under The Program at Month - End (1)
January	2,712	$25.06	461,392
February	6,710	$26.78	454,682
March	47,219	$29.17	407,463
April	15,177	$30.38	392,286
May	16,416	$31.26	375,870
June	4,069	$33.21	371,801
July	2,551	$41.69	369,250
August	1,371	$46.73	367,879
September	1,457	$50.23	366,422

Total/Average	97,682	$30.49

(1)	In December 1993, we announced that the Board of Directors authorized a stock repurchase program whereby we may purchase outstanding shares of the common stock from time-to-time, in open market transactions or negotiated sales. On October 31, 2012, the Board of Directors of the Company approved an additional 500,000 shares of the Company’s stock to be included in the stock repurchase program. A total of 3,500,000 shares have been authorized to date under this program. Through September 30, 2013, a total of 3,133,578 shares have been repurchased under this program for $47,747,516 at an average price of $15.24 per share. Additional purchases of shares may occur as market conditions warrant. We expect future purchases will be funded with internally generated cash flow or from working capital.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	RESERVED

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit No.

3.1	Restated Certificate of Incorporation of PrimeEnergy Corporation (effective July 1, 2009) (Incorporated by reference to Exhibit 3.1 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2009)

3.2	Bylaws of PrimeEnergy Corporation (Incorporated by reference to Exhibit 3.2 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2010)

10.4	Amended and Restated Agreement of Limited Partnership, FWOE Partners L.P., dated as of August 22, 2005 (Incorporated by reference to Exhibit 10.3 to PrimeEnergy Corporation Form 8-K for events of August 22, 2005)

10.4.1	Contribution Agreement between F-W Oil Exploration L.L.C. and FWOE Partners L.P. dated as of August 22, 2005 (Incorporated by reference to exhibit 10.4 to PrimeEnergy Corporation Form 8-K for events of August 22, 2005)

10.18	Composite copy of Non-Statutory Option Agreements (Incorporated by reference to Exhibit 10.18 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2004)

10.22.5.9	Second Amended and Restated Credit Agreement dated July 30, 2010, by and among PrimeEnergy Corporation, the Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, and EOWS Midland Company), Compass Bank (successor in interest to Guaranty Bank, FSB) As Administrative Agent and Letter of Credit Issuer, BBVA Compass, As Sole Lead Arranger and Sole Bookrunner and The Lenders Signatory Hereto (BNP Paribas, JPMorgan Chase Bank, N.A. and Amegy Bank National Association) (Incorporated by reference to Exhibit 10.22.5.9 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2010)

10.22.5.9.1	First Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, BNP Paribas, JPMorgan Chase Bank, N.A., Amegy Bank National Association) effective September 30, 2010 (Incorporated by reference to Exhibit 10.22.5.9.1 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2010).

10.22.5.9.2	Second Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, BNP Paribas, JPMorgan Chase Bank, N.A., Amegy Bank National Association) effective June 22, 2011 (Incorporated by reference to Exhibit 10.22.5.9.2 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2011).

10.22.5.9.3	Third Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, BNP Paribas, JPMorgan Chase Bank, N.A., Amegy Bank National Association) effective December 8, 2011 (Incorporated by reference to Exhibit 10.22.5.9.3 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2011).

10.22.5.9.4	Fourth Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, BNP Paribas, JPMorgan Chase Bank, N.A., Amegy Bank National Association) effective June 25, 2012 (Incorporated by reference to Exhibit 10.22.5.9.4 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2012).

Exhibit No.

10.22.5.9.5	Fifth Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company, Prime Offshore L.L.C.), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, Wells Fargo Bank National Association, JPMorgan Chase Bank, N.A., Amegy Bank National Association, KeyBank National Association) effective November 26, 2012 (Incorporated by reference to Exhibit 10.22.5.9.5 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2012).

10.22.5.9.6	Sixth Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company, Prime Offshore L.L.C.), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, Wells Fargo Bank National Association, JPMorgan Chase Bank, N.A., Amegy Bank National Association, KeyBank National Association) effective June 28, 2013 (Incorporated by reference to Exhibit 10.22.5.9.6 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2013).

10.23.1	Loan and Security Agreement dated July 31, 2013, by and between JP Morgan Chase Bank, N.A. and Eastern Oil Well Service Company, EOWS Midland Company and Southwest Oilfield Construction Company (filed herewith).

10.23.2	Business Purpose Promissory Note dated July 31, 2013, made by Eastern Oil Well Service Company, EOWS Midland Company and Southwest Oilfield Construction Company to JP Morgan Chase Bank N.A. (filed herewith).

10.23.3	Guaranty dated July 31, 2013, made by PrimeEnergy Corporation in favor of JP Morgan Chase Bank, N.A. (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL (eXtensible Business Reporting Language) Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PrimeEnergy Corporation
(Registrant)

November 5, 2013	/s/ Charles E. Drimal, Jr.
(Date)	Charles E. Drimal, Jr.
President
Principal Executive Officer

November 5, 2013	/s/ Beverly A. Cummings
(Date)	Beverly A. Cummings
Executive Vice President
Principal Financial Officer