Form 10-K
period 2013-12-31
PRIMEENERGY CORP
filed 2014-03-26
CIK 56868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock of the Registrant held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of the last business day of the Registrant’s most recently completed second fiscal quarter, was $52,677,788

The number of shares outstanding of each class of the Registrant’s Common Stock as of March 24, 2014 was 2,369,552 shares, Common Stock, $0.10 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement to be furnished to stockholders in connection with its Annual Meeting of Stockholders to be held in May 2014, are incorporated by reference in Part III hereof.

PrimeEnergy Corporation

FORM 10-K ANNUAL REPORT

For the Fiscal Year Ended

December 31, 2013

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

We are an independent oil and natural gas company engaged in acquiring, developing and producing oil and natural gas. We presently own producing and non-producing properties located primarily in Texas, Oklahoma, West Virginia, New Mexico, Colorado and Louisiana. All of our oil and gas properties and interests are located in the United States. Through our subsidiaries Prime Operating Company, Southwest Oilfield Construction Company, Eastern Oil Well Service Company and EOWS Midland Company, we act as operator and provide well servicing support operations for many of the onshore oil and gas wells in which we have an interest, as well as for third parties. We have owned and operated properties in the Gulf of Mexico through our subsidiary Prime Offshore L.L.C., formerly F-W Oil Exploration L.L.C. We are also active in the acquisition of producing oil and gas properties through joint ventures with industry partners. Our subsidiary, PrimeEnergy Management Corporation (“PEMC”), acts as the managing general partner of eighteen oil and gas limited partnerships (the “Partnerships”), and acts as the managing trustee of two asset and income business trusts (“the Trusts”).

Exploration, Development and Recent Activities

The Company’s activities include development and exploratory drilling. Our strategy is to develop a balanced portfolio of drilling prospects that includes lower risk wells with a high probability of success and higher risk wells with greater economic potential.

As of December 31, 2013, we had net capitalized costs related to proved oil and gas properties of $195 million. Total expenditures for the acquisition, exploration and development of our properties during 2013 were $26 million of which $8 thousand related to exploration costs expensed during 2013. In addition, during 2013 we spent $8 million to update and increase our field service equipment. Proved reserves as of December 31, 2013, were 30,250 thousand barrels of oil equivalent (“MBoe”) which consisted of 47% proved developed reserves and 53% proved undeveloped reserves.

Significant 2013 Activity

During 2013, we participated in drilling a total of 23 gross (13.60 net) wells, of which all were successful completions. This included 9 development wells in our West Texas drilling program and the drilling of 14 wells in our Mid-Continent region.

In July 2013, we entered into a $10.0 million Loan and Security Agreement that is secured by substantially all of our field service equipment. These proceeds were used to pay down on our revolving credit facility. During 2013, we decreased our outstanding debt under the credit facility by $9.5 million from $122.0 million at December 31, 2012 to $112.5 million as of December 31, 2013. As of December 31, 2013 we have $27.5 million available for future borrowings.

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

Well Operations

Our operations are conducted through our principal offices in Houston, Texas, and district offices in Houston and Midland, Texas, Oklahoma City, Oklahoma, and Charleston, West Virginia. We currently operate

1,609 wells, 350 through the Houston office, 380 through the Midland office, 383 through the Oklahoma City office and 496 through the Charleston, West Virginia office. Substantially all of the wells we operate are wells in which we have an interest.

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

PEMC, as managing general partner of the Partnerships and managing trustee of the Trusts, is responsible for all Partnership and Trust activities, the drilling of development wells and the production and sale of oil and gas from productive wells. PEMC also provides administration, accounting and tax preparation for the Partnerships and Trusts from our offices in Stamford, Connecticut. PEMC is liable for all debts and liabilities of the Partnerships and Trusts, to the extent that the assets of a given limited partnership or trust are not sufficient to satisfy its obligations. We stopped sponsoring partnerships and trusts in 1992. Today there are only 18 partnerships and two trusts remaining. The aggregate number of limited partners in the Partnerships and beneficial owners of the Trusts now administered by PEMC is approximately 2,076.

Regulation

Regulation of Oil and Natural Gas Exploration and Production:

Exploration and production operations of oil and natural gas are subject to various types of regulations under a wide range of local, state and federal statutes, rules, orders and regulations. These regulations include requiring permits to drill wells, maintaining bonding requirements to drill or operate wells, and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties on which wells are drilled, and the plugging and abandoning of wells. Our operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units, the density of wells that may be drilled in a given field and the unitization or pooling of oil and natural gas properties. Some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases. In addition, state conservation laws establish maximum rates of production from oil and natural gas wells, generally prohibiting the venting or flaring of natural gas and imposing certain requirements regarding the ratability of production. The effect of these regulations is to limit the amounts of oil and natural gas we can produce from our wells, and to limit the number of wells or the locations where we can drill. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of oil, natural gas and natural gas liquids within its jurisdiction. Because these statutes, rules and regulations undergo constant review and often are amended, expanded and reinterpreted, we are unable to predict the future cost or impact of regulatory compliance. The regulatory burden on the oil and gas industry increases its cost of doing business and, consequently, affects its profitability. We do not believe, however, we are affected differently by these regulations than others in the industry.

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

The OCSLA, which is administered by the BOEM and the FERC, requires that all pipelines operating on or across the Outer Continental Shelf (“OCS”) provide open access, non-discriminatory transportation service. One of FERC’s principal goals in carrying out OCSLA’s mandate is to increase transparency in the market to provide producers and shippers on the OCS with greater assurance of open access service on pipelines located on the OCS and non-discriminatory rates and conditions of service on such pipelines. On June 18, 2008, the BOEM issued a final rule, effective August 18, 2008, that implements a hotline, alternative dispute resolution procedures, and complaint procedures for resolving claims of having been denied open and nondiscriminatory access to pipelines on the OCS.

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

Superfund. The CERCLA, also known as the “Superfund” law, and comparable state laws and regulations imposes liability, without regard to fault or the legality of the original conduct, on certain parties with respect to the release of hazardous substances into the environment. These parties include the current and past owners and operators of a site where the release occurred and any party that treated or disposed of or arranged for the treatment or disposal of hazardous substances found at a site. Under CERCLA, such parties may be subject to joint and several strict liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the Environmental Protection Agency (“EPA”), and in some cases, private parties, to undertake actions to clean up such hazardous substances, or to recover the costs of such actions from the responsible parties. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substance released into the environment. In the course of ordinary operations, we have used materials and generated wastes and will continue to use materials and generate wastes that may fall within CERCLA’s definition of hazardous substances. We may also be an owner or operator of sites on which hazardous substances have been released. As a result, we may be responsible under CERCLA for all or part of the costs to clean up sites where such substances have been released.

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

Greenhouse Gas. Based on findings made by the EPA in December 2009 that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) present an endangerment to public health and the environment, the EPA adopted regulations under existing provisions of the Clean Air Act that, among other things, establish Prevention of Significant Deterioration (“PSD”) construction and Title V operating permit reviews for certain large stationary sources that are potential major sources of GHG emissions. Facilities required to obtain PSD permits for their GHG emissions will also be required to meet “best available control technology” standards that will be established by the states or, in some cases, by the EPA on a case-by-case basis. These EPA rulemakings could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified sources, should such sources exceed threshold emission levels.

While Congress has, from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years. In the absence of such federal climate legislation, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions, such as electric power plants, to acquire and surrender emission allowances for emitting those GHGs.

Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future federal laws or regulations that impose reporting obligations on us with respect to, or require the elimination of GHG emissions from, our equipment or operations could have an adverse effect on our cost of doing business and could adversely affect demand for the oil and gas we produce.

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

Major Customers

Listed below are the percent of our total oil and gas sales made to each of our customers whose purchases represented more than 10% of our oil and gas sales in 2013.

Oil Purchasers:
Plains All American Inc.	52%
Sunoco, Inc.	28%
Gas Purchasers:
Atlas Pipeline Mid-Continent	40%
Unimark LLC	13%

Although there are no long-term purchasing agreements with these purchasers, we believe that they will continue to purchase our oil and gas products and, if not, could be readily replaced by other purchasers.

Employees

At March 1, 2014, we had 238 full-time and 6 part-time employees, 37 of whom were employed at our principal offices in Houston, Texas, at the offices of Prime Operating Company, Eastern Oil Well Service Company, EOWS Midland Company and Prime Offshore L.L.C., 13 employees in Stamford, Connecticut, and 194 employees who were primarily involved in our district operations in Houston and Midland, Texas, Oklahoma City, Oklahoma and Charleston, West Virginia.

Item 1A.	RISK FACTORS.

Natural gas and oil prices fluctuate widely, and low prices for an extended period of time are likely to have a material adverse impact on our business.

Our revenues, operating results, financial condition and ability to borrow funds or obtain additional capital depend substantially on prevailing prices for natural gas and, to a lesser extent, oil. Lower commodity prices may reduce the amount of natural gas and oil that we can produce economically. Historically, natural gas and oil prices and markets have been volatile, with prices fluctuating widely, and they are likely to continue to be volatile. Natural gas prices increased from an average price of $2.75 per MMbtu in 2012 to an average price of $3.73 per MMbtu in 2013. Oil prices increased from an average price of $94.05 per barrel in 2012 to an average price of $97.98 per barrel in 2013. Depressed prices in the future would have a negative impact on our future financial results.

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

You should not assume that the present value of future net cash flows from our proved reserves is the current market value of our estimated natural gas and oil reserves. In accordance with SEC requirements, we base the estimated discounted future net cash flows from our proved reserves on the twelve-month average oil and gas index prices, calculated as the unweighted arithmetic average for the first day of the month price for each month, and costs in effect on the date of the estimate, holding the prices and costs constant throughout the life of the properties. Actual future prices and costs may differ materially from those used in the net present value estimate, and future net present value estimates using then current prices and costs may be significantly less than the current estimate. In addition, the 10% discount factor we use when calculating discounted future net cash flows for reporting requirements in compliance with the Financial Accounting Standards Board (“FASB”) in Accounting Standards Codification (“ASC”) Section 932 may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the natural gas and oil industry in general.

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

As of December 31, 2013, we maintain for onshore operations total excess liability insurance with limits of $20 million per occurrence and in the aggregate covering certain general liability and certain “sudden and accidental” environmental risks with a deductible of $10,000 per occurrence, subject to all terms, restrictions and sub-limits of the policies. Through July 30, 2012, when plugging and abandonment of our operated offshore properties were substantially complete, we also maintained for offshore operations total excess liability insurance with limits of $35 million per occurrence and in the aggregate covering certain general liability and certain “sudden and accidental” environmental risks with a deductible of $10,000 per occurrence, subject to all terms, restrictions and sub-limits of the policies. We also maintain general liability insurance limits of $1 million per occurrence and $2 million in the aggregate for our onshore operations.

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

The following table sets forth the exploratory and development drilling experience with respect to wells in which we participated during the three years ended December 31, 2013.

	2013		2012		2011
	Gross	Net	Gross	Net	Gross	Net
Exploratory:
Oil	—	—	1	0.42	—	—
Gas	—	—	1	0.50	—	—
Dry	—	—	1	0.03	—	—
Development:
Oil	23	13.60	36	27.96	35	21.98
Gas	—	—	—	—	—	—
Dry	—	—	—	—	1	0.34
Total:
Oil	23	13.60	37	28.38	35	21.98
Gas	—	—	1	0.50	—	—
Dry	—	—	1	0.03	1	0.34

	23	13.60	39	28.91	36	22.32

Oil and Gas Production

As of December 31, 2013, we had ownership interests in the following numbers of gross and net producing oil and gas wells and gross and net producing acres (1).

	Gross	Net
Producing wells(1):
Oil Wells	796	399
Gas Wells	956	502
Producing Acres	320,761	110,310

(1)

A gross well or gross acre is a well or an acre in which a working interest is owned. A net well or net acre is the sum of the fractional revenue interests owned in gross wells or gross acres. Wells are classified by their primary product. Some wells produce both oil and gas.

The following table shows our net production of oil and natural gas for each of the three years ended December 31, 2013. “Net” production is net after royalty interests of others are deducted and is determined by multiplying the gross production volume of properties in which we have an interest by percentage of the leasehold, mineral or royalty interest owned by us.

	2013	2012	2011
Oil (barrels)	730,000	745,000	628,000
Gas (Mcf)	4,897,000	4,715,000	5,000,000

The following table sets forth our average sales price per barrel of oil and average sales prices per one thousand cubic feet (“Mcf”) of gas, together with our average production costs per unit of production for the three years ended December 31, 2013.

	2013	2012	2011
Average sales price per barrel	$90.85	$90.34	$92.13
Average sales price per Mcf	5.13	4.45	7.64
Average production costs per net equivalent barrel(1)	25.21	23.14	22.05

(1)	Net equivalent barrels are computed at a rate of 6 Mcf per barrel and costs exclude production taxes.

Average oil and gas prices received excluding the impact of derivatives were:

	2013	2012	2011
Oil Price per barrel	$93.75	$89.67	$90.04
Gas Price per Mcf	4.97	4.45	6.38

Undeveloped Acreage

The following table sets forth the approximate gross and net undeveloped acreage in which we have leasehold, mineral and royalty interests as of December 31, 2013. “Undeveloped acreage” is that acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves.

	Leasehold Interests		Mineral Interests		Royalty Interests
State	Gross Acres	Net Acres	Gross Acres	Net Acres	Gross Acres	Net Acres
Colorado	—	—	799	23	—	—
Montana	—	—	14,304	60	—	—
Nebraska	—	—	2,554	331	—	—
North Dakota	—	—	640	1	—	—
Oklahoma	880	741	320	—	2,880	24
Texas	5,240	3,719	640	2	—	—
Wyoming	—	—	—	—	140	35

TOTAL	6,120	4,460	19,257	417	3,020	59

Reserves

Our interests, including the interests held by the Partnerships, in proved developed and undeveloped oil and gas properties have been evaluated by Ryder Scott Company, L.P. for each of the three years ended December 31, 2013. The professional qualifications of the technical persons primarily responsible for overseeing the preparation of the reserves estimates can be found in Exhibit 99.1, the Ryder Scott Company, L.P. Report on Registrant’s Reserves Estimates. In matters related to the preparation of our reserve estimates, our district managers report to the Houston Central manager, who maintains oversight and compliance responsibility for the internal reserve estimate process and provides oversight for the annual preparation of reserve estimates of 100% of our year-end reserves by our independent third party engineers, Ryder Scott Company, L.P. The members of our district and central groups consist of degreed engineers, geologists and geophysicists and technicians with between approximately ten and thirty-five years of industry experience, and between three and twenty years of experience managing our reserves. Our Houston Central manager, the technical person primarily responsible for overseeing the preparation of reserves estimates, has over twenty-five years of experience, holds a Bachelor of Science degree in Natural Gas Engineering and is a member of the Society of Petroleum Engineers and American Association of Petroleum Geologists. See Part II, Item 8., “Financial Statements and Supplementary Data”, for additional discussions regarding proved reserves and their related cash flows.

All of our reserves are located within the continental United States. The following table summarizes our oil and gas reserves at each of the respective dates:

	Reserve Category
	Proved Developed				Proved Undeveloped				Total
As of December 31,	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf)	Total (MBoe)	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf)	Total (MBoe)	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf)	Total (MBoe)
		(a)		(b)		(a)		(b)		(a)		(b)
2011	6,418		43,631	13,690	2,435		9,765	4,063	8,853		53,396	17,752
2012	7,178	2,909	27,833	14,726	5,907	2,877	12,613	10,886	13,085	5,786	40,446	25,612
2013	6,687	2,223	31,628	14,182	9,066	3,707	19,772	16,068	15,753	5,930	51,400	30,250

(a)	Prior to December 31, 2012, natural gas liquids (NGLs) were included in the oil and gas reserve reports under the natural gas heading using a standard conversion factor of one barrel of NGLs to six thousand cubic feet (Mcf) of gas.

(b)	In computing total reserves on a barrels of oil equivalent (Boe), gas is converted to oil based on its relative energy content at the rate of six Mcf of gas to one barrel of oil and NGLs are converted based upon volume; one barrel of natural gas liquids equals one barrel of oil.

Our proved undeveloped reserves of 4,063 MBoe as of December 31, 2011 included 64 in-fill drilling locations in our West Texas drilling program and 5 drilling locations in our Mid-Continent region. During 2012 we drilled 29 West Texas wells and 7 Mid-Continent wells at a cost of $42.3 million converting 1,449 MBoe to proved developed producing reserves and added 85 additional proved undeveloped drilling locations. Proved undeveloped reserves of 10,886 MBoe as of December 31, 2012 included 127 drilling locations in our West Texas drilling program, 11 drilling locations in our Mid-Continent region and 2 drilling locations in our Gulf Coast region. During 2013 we drilled 9 West Texas wells and 14 Mid-Continent wells at a cost of $25.9 million converting 913 MBoe to proved developed producing reserves and added 40 additional proved undeveloped drilling locations. Proved undeveloped reserves of 16,068 MBoe as of December 31, 2013 included 148 drilling locations in our West Texas drilling program, 10 drilling locations in our Mid-Continent region and 4 drilling locations in our Gulf Coast region. We have no proved undeveloped reserves scheduled for development five years beyond date of first booking.

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

The estimated future net revenue (using current prices and costs as of those dates) and the present value of future net revenue (at a 10% discount for estimated timing of cash flow) for our proved developed and proved undeveloped oil and gas reserves at the end of each of the three years ended December 31, 2013, are summarized as follows (in thousands of dollars):

	Proved Developed		Proved Undeveloped		Total
As of December 31,	Future Net Revenue	Present Value 10 Of Future Net Revenue	Future Net Revenue	Present Value 10 Of Future Net Revenue	Future Net Revenue	Present Value 10 Of Future Net Revenue	Present Value 10 Of Future Income Taxes	Standardized Measure of Discounted Cash flow
2011	$394,662	$217,900	$121,547	$35,256	$516,209	$253,156	$68,648	$184,508
2012	380,346	214,533	290,594	73,340	670,940	287,873	74,600	213,273
2013	341,841	204,326	455,622	131,510	797,463	335,836	97,608	238,228

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

The range of Henry Hub daily gas prices per MMbtu during the year 2013 was a low of $3.08 and a high of $4.52 and the average was $3.73. The range during the first two months of 2014 has been from $3.95 to $8.15 with an average of $5.32. The recent futures market prices have traded in the range of $5.79 per MMbtu.

The range of NYMEX oil prices per barrel during the year 2013 was a low of $86.65 and a high of $110.62 and the average was $97.98. The range during the first two months of 2014 has been from $91.36 to $103.46 with an average of $97.56. The recent futures market prices have fluctuated around $102.00 per barrel.

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

Since January 1, 2014, we have not filed any estimates of our oil and gas reserves with, nor were any such estimates included in any reports to, any federal authority or agency, other than the Securities and Exchange Commission.

District Information

The following table presents certain reserve, production and well information as of December 31, 2013.

	Appalachian	Gulf Coast	Mid- Continent	West Texas	Other	Total
Proved Reserves at Year End (MBoe)
Developed	1,087	1,030	3,167	8,768	130	14,182
Undeveloped	—	220	269	15,579	—	16,068

Total	1,087	1,250	3,436	24,347	130	30,250

Average Daily Production (Boe per day)	402	675	896	2,209	55	4,236

Gross Wells	725	370	727	577	107	2,506
Net Wells	370	152	257	202	17	998
Gross Operated Wells	496	292	383	380	58	1,609

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

Appalachian Region

Our Appalachian activities are concentrated primarily in West Virginia. This region is managed from our office in Charleston, West Virginia. Our assets in this region include a large acreage position and a high concentration of wells. At December 31, 2013, we had 725 wells (370 net), of which 496 wells are operated by us. There are multiple producing intervals that include the Big Lime, Injun, Blue Monday, Weir, Berea, Gordon and Devonian Shale formations at depths primarily ranging from 1,600 to 5,600 feet. Average net daily production in 2013 was 402 Boe. While natural gas production volumes from Appalachian reservoirs are relatively low on a per-well basis compared to other areas of the United States, the productive life of Appalachian reserves is relatively long. At December 31, 2013, we had 1,087 MBoe of proved reserves (substantially all natural gas) in the Appalachian region, constituting 4% of our total proved reserves. We operate a small field service group in this region utilizing one swab rig, one paraffin truck, one saltwater hauling truck and limited excavating equipment to primarily service our own operated wells and locations. As of March 1, 2014 the Appalachian region has no wells in the process of being drilled, no waterfloods in the process of being installed and no other related activities of material importance.

Gulf Coast Region

Our development, exploitation, exploration and production activities in the Gulf Coast region are primarily concentrated in Louisiana, southeast Texas and south Texas. This region is managed from our office in Houston, Texas. Principal producing intervals are in the Marg Tex, Wilcox, Pettit, Glenrose, Woodbine, San Miguel, Olmos, and Yegua formations at depths ranging from 3,000 to 12,500 feet. We had 370 wells (152 net) in the Gulf Coast region as of December 31, 2013, of which 292 wells are operated by us. Average daily production in 2013 was 675 Boe. At December 31, 2013, we had 1,250 MBoe of proved reserves (37% oil) in the Gulf Coast region, which represented 4% of our total proved reserves. We operate a field service group in this region from a field office in Carrizo Springs, Texas utilizing 3 workover rigs, 18 water transport trucks, one saltwater disposal well and several trucks and excavating equipment. Services including well service support, site preparation and construction services for drilling and workover operations are provided to third party operators as well as utilized in our own operated wells and locations. As of March 1, 2014 the Gulf Coast region has no wells in the process of being drilled, no waterfloods in the process of being installed and no other related activities of material importance.

Mid-Continent Region

Our Mid-Continent activities are concentrated in central Oklahoma. This region is managed from our office in Oklahoma City, Oklahoma. As of December 31, 2013, we had 727 wells (257 net) in the Mid-Continent area, of which 383 wells are operated by us. Principal producing intervals are in the Roberson, Avant, Skinner, Sycamore, Bromide, McLish, Hunton, Mississippian, Oswego, Red Fork, and Chester formations at depths ranging from 1,100 to 10,500 feet. Average net daily production in 2013 was 896 Boe. At December 31, 2013, we had 3,436 MBoe of proved reserves (51% oil) in the Mid-Continent area, or 11% of our total proved reserves. We operate a field service group in this region from a field office in Kingfisher, Oklahoma utilizing 4 workover rigs, 2 saltwater hauling trucks and several trucks and excavating equipment. Services including well service support, site preparation and construction services for drilling and workover operations are provided to third party operators as well as utilized in our own operated wells and locations. As of March 1, 2014 the Mid-Continent region has one well in the process of being drilled and two wells or awaiting completion, no waterfloods in the process of being installed and no other related activities of material importance.

West Texas Region

Our West Texas activities are concentrated in the Permian Basin in Texas and New Mexico. This region is managed from our office in Midland, Texas. As of December 31, 2013, we had 577 wells (202 net) in the West Texas area, of which 380 wells are operated by us. Principal producing intervals are in the Spraberry, Wolfcamp and San Andres formations at depths ranging from 5,500 to 12,500 feet. Average net daily production in 2013 was 2,209 Boe. At December 31, 2013, we had 24,347 MBoe of proved reserves (55% oil) in the West Texas area, or 80% of our total proved reserves. We operate a field service group in this region utilizing 8 workover rigs, 3 hot oiler trucks and several trucks. Services including well service support, site preparation and construction services for drilling and workover operations are provided to third party operators as well as utilized in our own operated wells and locations. As of March 1, 2014 the West Texas region has no wells in the process of being drilled and four wells awaiting completion, no waterfloods in the process of being installed and no other related activities of material importance.

Acreage subject to expiration in the next three years;

	2014		2015		2016
State / Area	Gross	Net	Gross	Net	Gross	Net
Texas	—	—	1,640	1,032	—	—

TOTAL	—	—	1,640	1,032	—	—

Item 3.	LEGAL PROCEEDINGS.

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed and principally traded on the NASDAQ Stock Market under the ticker symbol “PNRG”. The following table presents the high and low closing prices per share of our common stock during certain periods, as reported in the consolidated transaction reporting system.

	High	Low
2013
First Quarter	$30.03	$22.70
Second Quarter	37.00	26.24
Third Quarter	53.25	33.62
Fourth Quarter	51.50	38.11
2012
First Quarter	$28.55	$19.19
Second Quarter	27.34	21.43
Third Quarter	28.00	25.01
Fourth Quarter	28.25	22.00

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

As of March 23, 2014, there were 493 registered holders of the common stock.

No dividends have been declared or paid during the past two years on our common stock. Provisions of our line of credit agreement restrict our ability to pay dividends. Such dividends may be declared out of funds legally available therefore, when and as declared by our Board of Directors.

Issuer Purchases of Equity Securities

In December 1993, we announced that the Board of Directors authorized a stock repurchase program whereby we may purchase outstanding shares of the common stock from time-to-time, in open market transactions or negotiated sales. On October 31, 2012, the Board of Directors of the Company approved an additional 500,000 shares of the Company’s stock to be included in the stock repurchase program. A total of 3,500,000 shares have been authorized, to date, under this program. Through December 31, 2013, a total of 3,157,672 shares have been repurchased under this program for $48,907,683 at an average price of $15.49 per share. Additional purchases of shares may occur as market conditions warrant. We expect future purchases will be funded with internally generated cash flow or from working capital.

2013 Month	Number of Shares	Average Price Paid per share	Maximum Number of Shares that May Yet Be Purchased Under The Program at Month-End
January	2,712	$25.06	461,392
February	6,710	26.78	454,682
March	47,219	29.17	407,463
April	15,177	30.38	392,286
May	16,416	31.26	375,870
June	4,069	33.21	371,801
July	2,551	41.69	369,250
August	1,371	46.73	367,879
September	1,457	50.23	366,422
October	6,999	46.69	359,423
November	6,093	47.08	353,330
December	11,002	49.68	342,328

Total / Average	121,776	$33.98

Item 6.	SELECTED FINANCIAL DATA

We are a smaller reporting company and therefore no response is required pursuant to this Item.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview:

We are an independent oil and natural gas company engaged in acquiring, developing and producing oil and natural gas. We presently own producing and non-producing properties located primarily in Texas, Oklahoma, West Virginia, New Mexico, Colorado and Louisiana. In addition, we own a substantial amount of well servicing equipment. All of our oil and gas properties and interests are located in the United States. Assets in our principal focus areas include mature properties with long-lived reserves and significant development opportunities as well as newer properties with development and exploration potential. We believe our balanced portfolio of assets and our ongoing hedging program position us well for both the current commodity price environment and future potential upside as we develop our attractive resource opportunities. Our primary sources of liquidity are cash generated from our operations and our credit facility.

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

Liquidity And Capital Resources:

Net cash provided by operating activities for the year ended December 31, 2013 was $36 million, compared to $40 million in the prior year. Excluding the effects of significant unforeseen expenses or other income, our cash flow from operations fluctuates primarily because of variations in oil and gas production and prices or changes in working capital accounts. Our oil and gas production will vary based on actual well performance but may be curtailed due to factors beyond our control.

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

As of March 1, 2014, the Company maintains a credit facility totaling $250 million, with a borrowing base of $140 million. The bank reviews the borrowing base semi-annually and, at their discretion, may decrease or propose an increase to the borrowing base relative to a redetermined estimate of proved oil and gas reserves. Our oil and gas properties are pledged as collateral for the line of credit and we are subject to certain financial and operational covenants defined in the agreement. We are currently in compliance with these covenants and expect to be in compliance over the next twelve months. If we do not comply with these covenants on a continuing basis, the lenders have the right to refuse to advance additional funds under the facility and/or declare all principal and interest immediately due and payable.

In July 2013, we obtained a $10 million loan secured by most of the field service equipment that we own to conduct our field service operations. We used the funds from that loan to pay down our credit facility, and as a result, freed up additional funds under the credit facility for future acquisitions, development and operations. As of March 20, 2014, we had a total of $8.9 million outstanding on this loan.

It is our goal to increase our oil and gas reserves and production through the acquisition and development of oil and gas properties. We continued our drilling program in our West Texas and Mid-Continent regions. Based upon the results of horizontal wells drilled by us and other offsetting operators and historical vertical well performance we have decided to reduce the number of vertical wells in our drilling program and drill more horizontal wells. We believe horizontal development of our resource base will provide the opportunity to improve returns relative to vertical drilling by accessing a larger base of reserves in target zone with a lateral wellbore. During 2014, we intend to drill a total of approximately 20 gross (11 net) wells, primarily in the West Texas area, at a net cost of $60 million. We also continue to explore and consider opportunities to further expand our oilfield servicing revenues through additional investment in field service equipment. However, the majority of our capital spending is discretionary, and the ultimate level of expenditures will be dependent on our assessment of the oil and gas business environment, the number and quality of oil and gas prospects available, the market for oilfield services, and oil and gas business opportunities in general.

The Company has in place both a stock repurchase program and a limited partnership interest repurchase program. Spending under these programs in 2013 was $4.2 million. The Company expects continued spending under these programs in 2014.

Results of Operations:

2013 and 2012 Compared

We reported net income for 2013 of $12.27 million, or $5.04 per share. During 2012, we reported net income of $15.06 million, or $5.74 per share. Net income decreased in 2013 by $2.79 million or 18%, primarily due to net decreases in gains from derivative instruments, increased lease operating and field service expenses partially offset by increases in oil and gas sales and field service income and decreased depreciation and depletion expenses. Operating revenues increased by $4.09 million in 2013 as compared to 2012 largely due to a slight increase in net production and increased commodity prices realized in 2013 and an increase in field service income with the addition of new service equipment during 2013 partially offset by losses on derivative instruments in 2013 versus gains on derivative instruments recognized in 2012. Lease operating and field service expenses increased $3.94 million and $3.45 million, respectively, in 2013 as compared to 2012 primarily from increased labor and chemical costs and an increase in services provided. Depreciation and depletion decreased by $1.41 million in 2013 as compared to 2012 primarily associated with offshore properties as our offshore properties were plugged and abandoned during 2012.

The significant components of net income are discussed below.

Oil and gas sales increased $4.96 million, or 6% from $87.83 million for the year ended December 31, 2012 to $92.79 million for the year ended December 31, 2013. Crude oil and natural gas sales vary due to changes in volumes of production sold and realized commodity prices. Our realized prices at the well head increased an average of $4.08 per barrel, or 5% on crude oil and $0.52 per Mcf, or 12% on natural gas during 2013 as compared to 2012.

Our crude oil production decreased by 15,000 barrels, or 2% from 745,000 barrels for the year ended December 31, 2012 to 730,000 barrels for the year ended December 31, 2013. Our natural gas production increased by 182 MMcf, or 4% from 4,715 MMcf for the year ended December 31, 2012 to 4,897 MMcf for the year ended December 31, 2013. The slight decrease in crude oil production volumes are a result of significant disruptions in our production due to the effects of the extreme cold weather in our producing areas — particularly West Texas and Oklahoma and the natural decline of existing properties substantially offset by production from new wells we placed into production from our continued drilling success in West Texas and the Gulf Coast regions. The natural gas volume increases are primarily due to the natural gas production from wells in the West Texas region recently placed into production.

The following table summarizes the primary components of production volumes and average sales prices realized for the years ended December 31, 2013 and 2012 (excluding realized gains and losses from derivatives).

	Year Ended December 31,		Increase (Decrease)
	2013	2012	Amount	Percent
Barrels of Oil Produced	730,000	745,000	(15,000)	(2)%
Average Price Received (excluding the impact of derivatives)	$93.75	$89.67	$4.08	5%

Oil Revenue (In 000’s)	$68,446	$66,830	$1,616	2%

Mcf of Gas Produced	4,897,000	4,715,000	182,000	4%
Average Price Received (excluding the impact of derivatives)	$4.97	$4.45	$0.52	12%

Gas Revenue (In 000’s)	$24,339	$21,004	$3,335	16%

Total Oil & Gas Revenue (In 000’s)	$92,785	$87,834	$4,951	6%

Realized net gains (losses) on derivative instruments include net losses of $1.3 million on the settlements of crude oil and natural gas derivatives for the year ended December 31, 2013. During 2012, we unwound and monetized crude oil swaps with original settlement dates from January 2012 through December 2013 for net proceeds of $1.0 million. The $1.0 million gain associated with these early settlement transactions is included in realized gain on derivative instruments for the year ended December 31, 2012.

Oil and gas prices received including the impact of derivatives but excluding the early settlement transactions were:

	Year Ended December 31,		Increase (Decrease)
	2013	2012	Amount	Percent
Oil Price	$90.85	$88.96	$1.89	2%
Gas Price	$5.13	$4.45	$0.68	15%

We do not apply hedge accounting to any of our commodity based derivatives thus changes in the fair market value of commodity contracts held at the end of a reported period, referred to as mark-to-market adjustments, are recognized as unrealized gains and losses in the accompanying consolidated statements of operations. As oil and natural gas prices remain volatile, mark-to-market accounting treatment creates volatility in our revenues. During the year ended December 31, 2013, we recognized $0.6 million in net unrealized losses. This unrealized loss primarily relates to held crude oil and natural gas fixed swaps and collars associated with future production due to an increase in crude oil and natural gas futures market prices between January 1, 2013 and December 31, 2013.

Field service income increased $4.51 million, or 22% from $20.42 million for the year ended December 31, 2012 to $24.93 million for the year ended December 31, 2013. This underlying increase is a result of adding service equipment and the market allowing us to charge slightly higher rates to customers. Workover rig services represent the bulk of our field service operations, and those rates have all increased between the periods in our most active districts.

Lease operating expense increased $3.94 million, or 10% from $39.87 million for the year ended December 31, 2012 to $43.81 million for the year ended December 31, 2013. This underlying increase is primarily due to higher pumper / labor costs and chemical expenses associated with new wells coming on line from the recent drilling success in West Texas and increased expensed workovers across all districts, partially offset by decreased operating expenses on the offshore properties during 2013.

Field service expense increased $3.45 million, or 20% from $17.58 million for the year ended December 31, 2012 to $21.03 million for the year ended December 31, 2013. Field service expenses primarily consist of salaries and vehicle operating expenses which have increased as a direct result of increased services and utilization of the equipment during the year ended December 31, 2013 as compared to the same period of 2012.

Depreciation, depletion, amortization and accretion on discounted liabilities decreased $1.41 million, or 6% from $23.27 million for the year ended December 31, 2012 to $21.86 million for the year ended December 31, 2013. This decrease is primarily due to decreased depletion rates recognized during 2013 associated with offshore properties as our offshore properties were plugged and abandoned during 2012, partially offset by increased depletion expenses related to new wells coming on line from the recent drilling success in West Texas.

General and administrative expense increased $0.79 million, or 5% from $15.87 million for the year ended December 31, 2012 to $16.66 million for the year ended December 31, 2013. This slight increase is largely due to increased personnel costs in 2013. The largest component of these personnel costs was salaries, employee related taxes and insurance.

Gain on sale and exchange of assets of $2.82 million for the year ended December 31, 2013 consists of sales of non-producing acreage and non-core oil and gas interests and non-essential field service equipment whereas the gain on sale and exchange of assets of $0.73 million for the year ended December 31, 2012 consists of sales of non-essential field service equipment.

Interest expense increased $0.64 million, or 18% from $3.58 million for the year ended December 31, 2012 to $4.22 million for the year ended December 31, 2013. This increase relates to an increase in average debt outstanding during 2013 as compared to 2012 slightly offset by a decrease in weighted average interest rates during the 2013 periods. The average interest rate paid on outstanding bank borrowings subject to interest during 2013 and 2012 were 3.58% and 3.81%, respectively. As of December 31, 2013 and 2012, the total outstanding borrowings were $121.89 million and $122.00 million, respectively.

A provision for income taxes of $6.82 million, or an effective tax rate of 36% was recorded for the year ended December 31, 2013 verses a provision of $6.86 million, or an effective tax rate of 31% for the year ended December 31, 2012. Our provision for income taxes varies from the federal statutory tax rate of 34% primarily due to percentage depletion. We are entitled to percentage depletion on certain of our wells for tax purposes, which is calculated without reference to the basis of the property. To the extent that such depletion exceeds a property’s basis it creates a permanent difference, which lowers our effective rate.

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

Members of our management, including our chief executive officer and chief financial officer, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of December 31, 2013, the end of the period covered by this Report. Based upon that evaluation, these officers concluded that our disclosure controls and procedures were effective as of December 31, 2013.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2013.

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

There have been no changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	OTHER INFORMATION.

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information relating to the Company’s Directors, nominees for Directors and executive officers will be included in the Company’s definitive proxy statement relating the Company’s Annual Meeting of Stockholders to be held in May, 2014 which will be filed with the U.S. Securities and Exchange Commission within 120 days of December 31, 2013, and which is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION.

Information relating to executive compensation will be included in the Company’s definitive proxy statement relating to the Company’s Annual Meeting of Stockholders to be held in May, 2014, which will be filed with the U. S. Securities and Exchange Commission within 120 days of December 31, 2013, and which is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information relating to security ownership of certain beneficial owners and management will be included in the Company’s definitive proxy statement relating to the Company’s Annual Meeting of Stockholders to be held in May, 2014, which will be filed with the U. S. Securities and Exchange Commission within 120 days of December 31, 2013, and which is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information relating to certain transactions by Directors and executive officers of the Company will be included in the Company’s definitive proxy statement relating to the Company’s Annual Meeting of Stockholders to be held in May, 2014, which will be filed with the U. S. Securities and Exchange Commission within 120 days of December 31, 2013, and which is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information relating to principal accountant fees and services will be included in the Company’s definitive proxy statement relating to the Company’s Annual Meeting of Stockholders to be held in May, 2014, which will be filed with the U. S. Securities and Exchange Commission within 120 days of December 31, 2013, and which is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this Report:

1.	Financial statements (Index to Consolidated Financial Statements at page F-1 of this Report)

2.	Financial Statement Schedules (Index to Consolidated Financial Statements—Supplementary Information at page F-1 of this Report)

3.	Exhibits:

Exhibit No.

3.1	Restated Certificate of Incorporation of PrimeEnergy Corporation (effective July 1, 2009) (Incorporated by reference to Exhibit 3.1 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2009).

3.2	Bylaws of PrimeEnergy Corporation (Incorporated by reference to Exhibit 3.2 of PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2010).

10.4	Amended and Restated Agreement of Limited Partnership, FWOE Partners L.P., dated as of August 22, 2005 (Incorporated by reference to Exhibit 10.3 of PrimeEnergy Corporation Form 8-K for events of August 22, 2005).

10.4.1	Contribution Agreement between F-W Oil Exploration L.L.C. and FWOE Partners L.P. dated as of August 22, 2005 (Incorporated by reference to exhibit 10.4 of PrimeEnergy Corporation Form 8-K for events of August 22, 2005).

10.18	Composite copy of Non-Statutory Option Agreements (Incorporated by reference to Exhibit 10.18 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2004).

10.22.5.9	Second Amended and Restated Credit Agreement dated July 30, 2010, by and among PrimeEnergy Corporation, the Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, and EOWS Midland Company), Compass Bank (successor in interest to Guaranty Bank, FSB) As Administrative Agent and Letter of Credit Issuer, BBVA Compass, As Sole Lead Arranger and Sole Bookrunner and The Lenders Signatory Hereto (BNP Paribas, JPMorgan Chase Bank, N.A. and Amegy Bank National Association) (Incorporated by reference to Exhibit 10.22.5.9 of PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2010).

10.22.5.9.1	First Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, BNP Paribas, JPMorgan Chase Bank, N.A., Amegy Bank National Association) effective September 30, 2010 (Incorporated by reference to Exhibit 10.22.5.9.1 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2010).

10.22.5.9.2	Second Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, BNP Paribas, JPMorgan Chase Bank, N.A., Amegy Bank National Association) effective June 22, 2011 (Incorporated by reference to Exhibit 10.22.5.9.2 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2011).

Exhibit No.

10.22.5.9.3	Third Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, BNP Paribas, JPMorgan Chase Bank, N.A., Amegy Bank National Association) effective December 8, 2011 (Incorporated by reference to Exhibit 10.22.5.9.3 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2011).

10.22.5.9.4	Fourth Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, BNP Paribas, JPMorgan Chase Bank, N.A., Amegy Bank National Association) effective June 25, 2012 (Incorporated by reference to Exhibit 10.22.5.9.4 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2012).

10.22.5.9.5	Fifth Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company, Prime Offshore L.L.C.), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, Wells Fargo Bank National Association, JPMorgan Chase Bank, N.A., Amegy Bank National Association, KeyBank National Association) effective November 26, 2012 (Incorporated by reference to Exhibit 10.22.5.9.5 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2012).

10.22.5.9.6	Sixth Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company, Prime Offshore L.L.C.), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, Wells Fargo Bank National Association, JPMorgan Chase Bank, N.A., Amegy Bank National Association, KeyBank National Association) effective June 28, 2013 (Incorporated by reference to Exhibit 10.22.5.9.6 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2013).

10.22.5.9.7	Assignment Agreement made by and among Amegy Bank National Association, as Assignor, and Compass Bank (successor in interest to Guaranty Bank, FSB), Wells Fargo Bank, National Association, JPMorgan Chase Bank and KeyBank National Association, as Assignees, effective December 23, 2013 (filed herewith).

10.23.1	Loan and Security Agreement dated July 31, 2013, by and between JP Morgan Chase Bank, N.A. and Eastern Oil Well Service Company, EOWS Midland Company and Southwest Oilfield Construction Company (Incorporated by reference to Exhibit 10.23.1 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2013).

10.23.2	Business Purpose Promissory Note dated July 31, 2013, made by Eastern Oil Well Service Company, EOWS Midland Company and Southwest Oilfield Construction Company to JP Morgan Chase Bank N.A. (Incorporated by reference to Exhibit 10.23.2 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2013).

Exhibit No.

10.23.3	Guaranty dated July 31, 2013, made by PrimeEnergy Corporation in favor of JP Morgan Chase Bank, N.A. Incorporated by reference to Exhibit 10.23.3 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2013).

14	PrimeEnergy Corporation Code of Business Conduct and Ethics, as amended December 16, 2011 (Incorporated by reference to Exhibit 14 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2011).

21	Subsidiaries (filed herewith).

23	Consent of Ryder Scott Company, L.P. (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Summary Reserve Report dated March 7, 2014, of Ryder Scott Company, L.P. (filed herewith).

101.INS	XBRL (eXtensible Business Reporting Language) Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of March, 2014

PrimeEnergy Corporation

By:	/s/ CHARLES E. DRIMAL, JR.
Charles E. Drimal, Jr.
Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 25th day of March, 2014.

/s/ CHARLES E. DRIMAL, JR. Charles E. Drimal, Jr.	Chairman, Chief Executive Officer and President; The Principal Executive Officer

/s/ BEVERLY A. CUMMINGS Beverly A. Cummings	Director, Executive Vice President and Treasurer; The Principal Financial Officer

/s/ MATTHIAS ECKENSTEIN	Director	/s/ CLINT HURT	Director
Matthias Eckenstein		Clint Hurt

/s/ H. GIFFORD FONG	Director	/s/ JAN K. SMEETS	Director
H. Gifford Fong		Jan K. Smeets

/s/ THOMAS S.T. GIMBEL	Director
Thomas S.T. Gimbel

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements
Consolidated Balance Sheet—As of December 31, 2013 and 2012	F-3
Consolidated Statement of Operations—For the years ended December 31, 2013 and 2012	F-4
Consolidated Statement of Comprehensive Income—For the years ended December 31, 2013 and 2012	F-5
Consolidated Statement of Equity—For the years ended December 31, 2013 and 2012	F-6
Consolidated Statement of Cash Flows—For the years ended December 31, 2013 and 2012	F-7
Notes to Consolidated Financial Statements	F-8

Supplementary Information:
Capitalized Costs Relating to Oil and Gas Producing Activities, years ended December 31, 2013 and 2012	F-21
Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities, years ended December 31, 2013 and 2012	F-21
Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves, years ended December 31, 2013 and 2012	F-21
Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves, years ended December 31, 2013 and 2012	F-22
Reserve Quantity Information, years ended December 31, 2013 and 2012	F-23
Results of Operations from Oil and Gas Producing Activities, years ended December 31, 2013 and 2012	F-23
Notes to Supplementary Information	F-24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PrimeEnergy Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of PrimeEnergy Corporation and Subsidiaries (the Company) as of December 31, 2013 and 2012, and related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PrimeEnergy Corporation and Subsidiaries as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grassi & Co., CPAs, P.C.

GRASSI & CO., CPAs, P.C.

New York, New York

March 20, 2014

PRIMEENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Thousands of dollars)

	As of December 31,
	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$9,526	$8,602
Restricted cash and cash equivalents	2,065	4,672
Accounts receivable, net	17,693	13,212
Prepaid obligations	1,188	1,656
Derivative contracts	357	1,229
Other current assets	1,846	1,081

Total Current Assets	32,675	30,452
Property and Equipment
Oil and gas properties at cost	364,123	338,204
Less: Accumulated depletion and depreciation	(169,100)	(150,276)

	195,023	187,928

Field and office equipment at cost	26,653	23,974
Less: Accumulated depreciation	(13,251)	(15,052)

	13,402	8,922

Total Property and Equipment, Net	208,425	196,850
Derivative Contracts Long-Term	1,066	118
Other Assets	756	666

Total Assets	$242,922	$228,086

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$16,249	$19,568
Accrued liabilities	6,832	7,618
Current portion of long-term debt	1,870	—
Current portion of asset retirement and other long-term obligations	3,310	2,148
Derivative liability short-term	2,194	994
Due to related parties	23	67

Total Current Liabilities	30,478	30,395
Long-Term Bank Debt	120,023	122,000
Asset Retirement Obligations	7,227	6,864
Derivative Liability Long-Term	94	431
Deferred Income Taxes	31,962	24,194

Total Liabilities	189,784	183,884
Commitments and Contingencies
Equity
Common stock, $.10 par value; 2013 and 2012: Authorized: 4,000,000 shares, issued: 3,836,397 shares; outstanding 2013: 2,388,784 shares; 2012: 2,510,560 shares	383	383
Paid-in capital	6,803	6,690
Retained earnings	78,616	66,345
Accumulated other comprehensive loss, net	(123)	(35)
Treasury stock, at cost; 2013: 1,447,613 shares; 2012: 1,325,837 shares	(40,251)	(36,113)

Total Stockholders’ Equity—PrimeEnergy	45,428	37,270
Non-controlling interest	7,710	6,932

Total Equity	53,138	44,202

Total Liabilities and Equity	$242,922	$228,086

The accompanying Notes are an integral part of these Consolidated Financial Statements

PRIMEENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(Thousands of dollars, except per share amounts)

	For the Year Ended December 31,
	2013	2012
Revenues
Oil and gas sales	$92,785	$87,834
Realized gain (loss) on derivative instruments, net	(1,322)	502
Field service income	24,934	20,421
Administrative overhead fees	9,255	8,585
Unrealized gain (loss) on derivative instruments	(649)	3,483
Other income	64	154

Total Revenues	125,067	120,979
Costs and Expenses
Lease operating expense	43,809	39,868
Field service expense	21,027	17,576
Depreciation, depletion, amortization and accretion on discounted liabilities	21,861	23,269
Loss on settlement of asset retirement obligations	40	—
General and administrative expense	16,659	15,870
Exploration costs	8	10

Total Costs and Expenses	103,404	96,593
Gain on Sale and Exchange of Assets	2,816	730

Income from Operations	24,479	25,116
Other Income and Expenses
Less: Interest expense	4,223	3,577
Add: Interest income	2	91

Income Before Provision for Income Taxes	20,258	21,630
Provision for Income Taxes	6,818	6,856

Net Income	13,440	14,774
Less: Net Income (Loss) Attributable to Non-Controlling Interest	1,169	(282)

Net Income Attributable to PrimeEnergy	$12,271	$15,056

Basic Income Per Common Share	$5.04	$5.74

Diluted Income Per Common Share	$3.86	$4.48

The accompanying Notes are an integral part of these Consolidated Financial Statements

PRIMEENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Thousands of dollars)

	For the Year Ended December 31,
	2013	2012
Net income	$13,440	$14,774

Other Comprehensive Loss, net of taxes:
Changes in fair value of hedge positions, net of taxes of $50 and $19, respectively	(88)	(35)

Total other comprehensive loss	(88)	(35)

Comprehensive income	13,352	14,739
Less: Comprehensive income (loss) attributable to non-controlling interest	1,169	(282)

Comprehensive income attributable to PrimeEnergy	$12,183	$15,021

The accompanying Notes are an integral part of these Consolidated Financial Statements

PRIMEENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Thousands of dollars)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity – PrimeEnergy	Non-Controlling Interest	Total Equity
	Shares	Amount
Balance at December 31, 2011	3,836,397	$383	$6,446	$51,289	$—	$(31,120)	$26,998	$8,755	$35,753
Purchase 191,309 shares of common stock	—	—	—	—	—	(4,993)	(4,993)	—	(4,993)
Net income	—	—	—	15,056	—	—	15,056	(282)	14,774
Other comprehensive loss, net of taxes	—	—	—	—	(35)	—	(35)	—	(35)
Purchase of non-controlling interest	—	—	244	—	—	—	244	(393)	(149)
Distributions to non-controlling interest	—	—	—	—	—	—	—	(1,148)	(1,148)

Balance at December 31, 2012	3,836,397	$383	$6,690	$66,345	$(35)	$(36,113)	$37,270	$6,932	$44,202
Purchase 121,776 shares of common stock	—	—	—	—	—	(4,138)	(4,138)	—	(4,138)
Net income	—	—	—	12,271	—	—	12,271	1,169	13,440
Other comprehensive loss, net of taxes	—	—	—	—	(88)	—	(88)	—	(88)
Purchase of non-controlling interest	—	—	113	—	—	—	113	(161)	(48)
Distributions to non-controlling interest	—	—	—	—	—	—	—	(230)	(230)

Balance at December 31, 2013	3,836,397	$383	$6,803	$78,616	$(123)	$(40,251)	$45,428	$7,710	$53,138

The accompanying Notes are an integral part of these Consolidated Financial Statements

PRIMEENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Thousands of dollars)

	For the Year Ended December 31,
	2013	2012
Cash Flows from Operating Activities:
Net income	$13,440	$14,774
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion on discounted liabilities	21,861	23,269
Gain on sale of properties	(2,816)	(730)
Unrealized (gain) loss on derivative instruments	649	(3,483)
Provision for deferred income taxes	7,014	6,970
Loss on settlement of asset retirement obligations	40	—

Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(4,481)	3,294
Increase in due from related parties	(96)	(25)
(Increase) decrease in inventories	91	(2)
Decrease in prepaid expenses and other assets	378	5,761
Decrease in accounts payable	(712)	(9,500)
Increase (decrease) in accrued liabilities	332	(616)

Net Cash Provided by Operating Activities	35,700	39,712

Cash Flows from Investing Activities:
Capital expenditures, including exploration expense	(33,934)	(86,305)
Proceeds from sale of properties and equipment	3,681	881

Net Cash Used in Investing Activities	(30,253)	(85,424)

Cash Flows from Financing Activities:
Purchase of stock for treasury	(4,138)	(4,993)
Purchase of non-controlling interests	(48)	(149)
Increase in long-term bank debt and other long-term obligations	68,750	111,800
Repayment of long-term bank debt and other long-term obligations	(68,857)	(59,857)
Distribution to non-controlling interest	(230)	(1,148)

Net Cash (Used in) Provided by Financing Activities	(4,523)	45,653

Net Increase (Decrease) in Cash and Cash Equivalents	924	(59)
Cash and Cash Equivalents at the Beginning of the Year	8,602	8,661

Cash and Cash Equivalents at the End of the Year	$9,526	$8,602

Supplemental Disclosures:
Income taxes paid during the year	$754	$536
Interest paid during the year	$4,183	$3,535

The accompanying Notes are an integral part of these Consolidated Financial Statements

PRIMEENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Operations and Significant Accounting Policies

Nature of Operations:

PrimeEnergy Corporation (“PEC”), a Delaware corporation, was organized in March 1973 and is engaged in the development, acquisition and production of oil and natural gas properties. PrimeEnergy Corporation and its subsidiaries are herein referred to as the “Company.” The Company owns leasehold, mineral and royalty interests in producing and non-producing oil and gas properties across the United States, including Colorado, Kansas, Louisiana, Mississippi, Montana, New Mexico, North Dakota, Oklahoma, Texas, West Virginia and Wyoming and the Gulf of Mexico. The Company operates approximately 1,600 wells and owns non-operating interests in over 800 additional wells. Additionally, the Company provides well-servicing support operations, site-preparation and construction services for oil and gas drilling and reworking operations, both in connection with the Company’s activities and providing contract services for third parties. The Company is publicly traded on the NASDAQ under the symbol “PNRG.” PEC owns Eastern Oil Well Service Company (“EOWSC”), EOWS Midland Company (“EMID”) and Southwest Oilfield Construction Company (“SOCC”), all of which perform oil and gas field servicing. PEC also owns Prime Operating Company (“POC”), which serves as operator for most of the producing oil and gas properties owned by the Company and affiliated entities. PEC also owns Prime Offshore L.L.C. (“Prime Offshore”), formerly F-W Oil Exploration LLC, which has owned and operated properties in the Gulf of Mexico. PrimeEnergy Management Corporation (“PEMC”), a wholly-owned subsidiary, acts as the managing general partner, providing administration, accounting and tax preparation services for 18 limited partnerships and 2 trusts (collectively, the “Partnerships”). The markets for the Company’s products are highly competitive, as oil and gas are commodity products and prices depend upon numerous factors beyond the control of the Company, such as economic, political and regulatory developments and competition from alternative energy sources.

Consolidation and Presentation:

The consolidated financial statements include the accounts of PrimeEnergy Corporation, its subsidiaries and the Partnerships, using the full consolidation method for those partnerships which are controlled by the Company. The proportionate consolidation method is used to account for those undivided interests in oil and gas properties owned by the Company as well as interests held in unincorporated legal entities, such as partnerships, engaged in oil and gas production, which are not controlled by the Company. For those entities which are proportionately consolidated, the proportionate share of each entity’s assets, liabilities, revenue and expenses is included in the appropriate classifications in the consolidated financial statements. Reserve estimates associated with the proportionately consolidated oil and gas interests are calculated for each property at the Partnership level, and depletion, depreciation and amortization (“DD&A”) rates are determined at the Partnership level. The Company’s reserve estimates are based on the ownership percentage of Partnership reserve reports. DD&A expense and evaluation of impairment may differ from the Partnership as the Company’s cost basis for the Partnership interests acquired may be different than the cost basis at the Partnership level for properties acquired by the Partnership. All significant intercompany balances and transactions are eliminated in preparing the consolidated financial statements.

Reclassifications:

Certain reclassifications have been made to prior year statements to conform with the current year presentation. These reclassifications have no impact on net income and no material impact on any other financial statement captions.

Subsequent Events:

Subsequent events have been evaluated through the date that the consolidated financial statements were issued. During this period, there were no material subsequent items requiring disclosure.

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

Estimates of oil and gas reserves, as determined by independent petroleum engineers, are continually subject to revision based on price, production history and other factors. Depletion expense, which is computed based on the units of production method, could be significantly impacted by changes in such estimates. Additionally, U.S. generally accepted accounting principles require that if the expected future undiscounted cash flows from an asset is less than its carrying cost, that asset must be written down to its fair market value. As the fair market value of an oil and gas property will usually be significantly less than the total undiscounted future net revenues expected from that asset, slight changes in the estimates used to determine future net revenues from an asset could lead to the necessity of recording a significant impairment of that asset.

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

The Company utilizes market data or assumptions that market participants who are independent, knowledgeable and willing and able to transact would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. The Company attempts to utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company is able to classify fair value balances based on the observability of those inputs. The guidance establishes a formal fair value hierarchy based on the inputs used to measure fair value. The hierarchy gives the highest priority to Level 1 inputs, which consist of unadjusted quoted prices for identical instruments in active markets. Level 2 inputs consist of quoted prices for similar instruments. Level 3 valuations are derived from inputs that are significant and unobservable; hence, these valuations have the lowest priority.

Asset Retirement Obligation:

The Company follows the accounting standard for asset retirement obligation. The asset retirement obligation primarily represents the estimated present value of the amount the Company will incur to plug, abandon and remediate producing properties (including removal of offshore platforms) at the end of their productive lives, in accordance with applicable state laws. The Company determined its asset retirement obligation by calculating the present value of estimated cash flows related to the liability. The asset retirement obligation is recorded as a liability at its estimated present value at its inception, with an offsetting increase to producing properties. Periodic accretion of discount of the estimated liability is recorded as an expense in the statement of operations.

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

The financial instruments are accounted for in accordance with applicable accounting standards for derivative instruments and hedging activities. Such standards require that applicable derivative instruments be measured at fair market value and recognized as assets or liabilities in the balance sheet. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation is generally established at the inception of a derivative. For derivatives designated as cash flow hedges and meeting applicable effectiveness guidelines, changes in fair value, to the extent effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. At December 31, 2013 and 2012, the entire other comprehensive income amount comprised of the impact of cash flow hedges. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value of a derivative resulting from ineffectiveness or an excluded component of the gain/loss is recognized immediately in the statement of operations.

Recently Adopted Accounting Standards:

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-11, “Disclosures about Offsetting Assets and Liabilities.” This ASU requires enhanced disclosures including both gross and net information about financial and derivative instruments eligible for offset or subject to an enforceable master netting arrangement or similar agreement. This new guidance is effective for annual reporting periods beginning on or after January 1, 2013 and subsequent interim periods. In January 2013, the FASB issued ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” ASU 2013-01 clarifies the scope of ASU 2011-11 to apply to derivative instruments that are offset or subject to an enforceable master netting arrangement or similar agreement. This clarified guidance is effective for annual reporting periods beginning on or after January 1, 2013 and subsequent interim periods. The revised requirements of ASU 2011-11 and ASU 2013-01 impacted the disclosures associated with the Company’s derivative instruments (Note 11) and did not have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2013.

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“AOCI”). ASU 2013-02 requires a rollforward of changes in AOCI by component and information about significant reclassifications from AOCI to net earnings to be presented in one location, either on the face of the financial statements or in the notes. This new guidance is effective for fiscal years beginning after December 15, 2012 and subsequent interim periods. There was no amounts reclassified out of accumulated other comprehensive income for the year ended December 31, 2013. The requirements of ASU 2013-02 did not have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2013.

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 provided guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance requires entities to present unrecognized tax benefits as a decrease in a net operating loss, similar tax loss, or tax credit carryforward if certain criteria are met. The guidance will eliminate the diversity in practice in the presentation of unrecognized tax benefits but will not alter the way in which entities assess deferred tax assets for realizability. ASU No. 2013-11 is effective for annual and interim reporting periods beginning after December 15, 2013. The Company will apply all changes prospectively and does not expect the adoption of this amendment to have a material impact on its consolidated financial statements.

2. Acquisitions and Dispositions

Historically, the Company has repurchased the noncontrolling interests of the partners and trust unit holders in certain of the Partnerships, which consist primarily of oil and gas interests. The Company purchased such noncontrolling interests in an amount totaling $48,000 in 2013 and $149,000 in 2012.

3. Additional Balance Sheet Information

Accounts receivable at December 31, 2013 and 2012 consisted of the following:

	December 31,
(Thousands of dollars)	2013	2012
Joint interest billings	$6,287	$2,189
Trade receivables	2,014	1,580
Oil and gas sales	9,604	9,362
Other	122	436

	18,027	13,567
Less: Allowance for doubtful accounts	(334)	(355)

Total	$17,693	$13,212

Accounts payable at December 31, 2013 and 2012 consisted of the following:

	December 31,
(Thousands of dollars)	2013	2012
Trade	$1,596	$3,968
Royalty and other owners	7,391	9,652
Partner advances	3,378	3,589
Prepaid drilling deposits	978	306
Other	2,906	2,053

Total	$16,249	$19,568

Accrued liabilities at December 31, 2013 and 2012 consisted of the following:

	December 31,
(Thousands of dollars)	2013	2012
Compensation and related expenses	$3,062	$2,517
Property costs	3,119	4,549
Income tax	268	—
Other	383	552

Total	$6,832	$7,618

4. Property and Equipment

Capitalized interest is included as part of the cost of oil and gas properties. The capitalized rates are based upon the Company’s weighted-average cost of borrowings used to finance the expenditures. There was no interest capitalized during 2013 or 2012.

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

Under the Credit Agreement, the maximum percentage of production available to enter into commodity hedge agreements is 90% of proved developed producing reserves for each of the next succeeding four calendar years for crude oil and natural gas computed separately. In addition, the Company’s restrictions on the payment of dividends, distributions or purchase of treasury stock is limited to an aggregate of $5.0 million in each calendar year.

At December 31, 2013, the credit facility borrowing base was $140.0 million with no monthly reduction amount. The borrowings made within the credit facility may be placed in a base rate loan or LIBO rate loan. The Company’s borrowing rates in the credit facility provide for base rate loans at the prime rate (3.25% at December 31, 2013) plus applicable margin utilization rates that range from 1.50% to 2.00%, and LIBO rate loans at LIBO published rates plus applicable utilization rates that range from 2.50% to 3.00%. At December 31, 2013, the Company had in place one base rate loan and one LIBO rate loan with effective rates of 5.00% and 2.92%, respectively.

At December 31, 2013, the Company had $112.5 million of borrowings outstanding under its revolving credit facility at a weighted-average interest rate of 3.06%, and $27.5 million available for future borrowings.

The combined weighted average interest rate paid on outstanding bank borrowings subject to base rate and LIBO interest was 3.58% for the year ended December 31, 2013, as compared to 3.81% for the year ended December 31, 2012.

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

Equipment Loan:

On July 31, 2013, the Company entered into a $10.0 million Loan and Security Agreement with JP Morgan Chase Bank (“Equipment Loan”). The Equipment Loan is secured by substantially all of the Company’s field service equipment, carries an interest rate of 3.95% per annum, requires monthly payments (principal and interest) of $184,000, and has a final maturity date of July 31, 2018. As of December 30, 2013, the Company had a total of $9.4 million outstanding on the Equipment Loan.

6. Commitments

Operating Leases:

The Company has several non-cancelable operating leases, primarily for rental of office space, that have a term of more than one year. The future minimum lease payments for the operating leases at December 31, 2013 are as follows.

(Thousands of dollars)	Operating Leases
2014	$747
2015	651
2016	545
2017	46

Total minimum payments	$1,989

Rent expense for office space for the years ended December 31, 2013 and 2012 was $699,000 and $755,000, respectively.

Asset Retirement Obligation:

A reconciliation of the liability for plugging and abandonment costs for the years ended December 31, 2013 and 2012 is as follows:

	Year Ended December 31,
(Thousands of dollars)	2013	2012
Asset retirement obligation at beginning of period	$9,012	$19,013
Liabilities incurred	338	733
Loss on settlement of obligations	40	—
Liabilities settled	(776)	(15,361)
Accretion expense	394	1,053
Revisions in estimated liabilities	1,529	3,574

Asset retirement obligation at end of period	$10,537	$9,012

The Company’s liability is determined using significant assumptions, including current estimates of plugging and abandonment costs, annual inflation of these costs, the productive life of wells and a risk-adjusted interest rate. Changes in any of these assumptions can result in significant revisions to the estimated asset retirement obligation. Revisions to the asset retirement obligation are recorded with an offsetting change to producing properties, resulting in prospective changes to depreciation, depletion and amortization expense and accretion of discount. Because of the subjectivity of assumptions and the relatively long life of most of the Company’s wells, the costs to ultimately retire the wells may vary significantly from previous estimates. During 2013 and 2012 revisions in estimated liabilities for asset retirement obligation resulted primarily from the enactment of new federal regulation requirements for plugging and abandonment.

7. Contingent Liabilities

The Company, as managing general partner of the affiliated Partnerships, is responsible for all Partnership activities, including the drilling of development wells and the production and sale of oil and gas from productive wells. The Company also provides the administration, accounting and tax preparation work for the Partnerships, and is liable for all debts and liabilities of the affiliated Partnerships, to the extent that the assets of a given limited Partnership are not sufficient to satisfy its obligations. At December 31, 2013, the affiliated Partnerships have established cash reserves in excess of their debts and liabilities, and the Company believes these reserves will be sufficient to satisfy Partnership obligations.

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

8. Stock Options and Other Compensation

In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. At December 31, 2013 and 2012, options on 767,500 shares were outstanding and exercisable at prices ranging from $1.00 to $1.25. According to their terms, the options have no expiration date.

9. Income Taxes

The components of the provision (benefit) for income taxes for the years ended December 31, 2013 and 2012 are as follows:

	Year Ended December 31,
(Thousands of dollars)	2013	2012
Current:
Federal	$(462)	$16
State	266	(130)

Total current	(196)	(114)
Deferred:
Federal	6,549	7,009
State	465	(39)

Total deferred	7,014	6,970

Total income tax provision	$6,818	$6,856

The components of net deferred tax assets and liabilities are as follows:

	At December 31,
(Thousands of dollars)	2013	2012
Current Assets:
Accrued liabilities	$683	$613
Allowance for doubtful accounts	118	124
Derivative contracts	677	(83)

Total current deferred income tax assets	$1,478	$654

Non-Current Assets:
Alternative minimum tax credits	$5,852	$5,890
Net operating loss carry-forwards	168	114
Percentage depletion carry-forwards	4,543	4,287
Derivative contracts	—	91

Total non-current assets	10,563	10,382
Non-Current Liabilities:
Basis differences relating to managed partnerships	2,462	1,492
Depletion and depreciation	39,694	33,084
Derivative contracts	369	—

Total non-current liabilities	42,525	34,576

Net non-current deferred income tax liabilities	$31,962	$24,194

The total provision for income taxes for the years ended December 31, 2013 and 2012 varies from the federal statutory tax rate as a result of the following:

	Year Ended December 31,
(Thousands of dollars)	2013	2012
Expected tax expense	$6,491	$7,450
State income tax, net of federal benefit	488	(112)
Percentage depletion	(422)	(902)
Other, net	261	420

Total income tax provision	$6,818	$6,856

The Company showed a net operating loss on its 2012 federal income tax return, which was carried back to the 2010 and 2011 tax years, resulting in total refunds of $685,000. The net operating loss and related refunds were the result of elections to deduct intangible drilling costs in 2012 which was made upon filing the return in 2013, and the refunds result in the lowering of the current federal income tax expense in 2013.

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

The Company has $5.9 million in alternative minimum tax (“AMT”) credits which can be used to lower the regular tax liability to the tentative AMT amount in years where the tentative AMT amount is less. These credits do not expire.

The Company has not recorded any provision for uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The 2004, 2005, 2006, and 2009 federal income tax returns have been audited by the Internal Revenue Service, while the 2010, 2011 and 2012 returns remain open for examination. Returns for unexamined earlier years may be examined and adjustments made to the amount of percentage depletion and AMT credit carryforwards flowing from those years into an open tax year, although in general no assessment of income tax may be made for those years on which the statute has closed. State returns for the years 2010, 2011 and 2012 remain open for examination by the relevant taxing authorities.

10. Segment Information and Major Customers

The Company operates in one industry—oil and gas exploration, development, operation and servicing. The Company’s oil and gas activities are entirely in the United States.

The Company sells its oil and gas production to a number of purchasers. Listed below are the percent of the Company’s total oil and gas sales made to each of the customers whose purchases represented more than 10% of the Company’s oil and gas sales in the year 2013.

Oil Purchasers:		Gas Purchasers:
Plains All American Inc.	52%	Atlas Pipeline Mid-Continent	40%
Sunoco, Inc.	28%	Unimark LLC	13%

Although there are no long-term oil and gas purchasing agreements with these purchasers, the Company believes that they will continue to purchase its oil and gas products and, if not, could be replaced by other purchasers.

11. Financial Instruments

Fair Value Measurements:

Authoritative guidance on fair value measurements defines fair value, establishes a framework for measuring fair value and stipulates the related disclosure requirements. The Company follows a three-level hierarchy, prioritizing and defining the types of inputs used to measure fair value. The fair values of the Company’s interest rate swaps, natural gas and crude oil price collars and swaps are designated as Level 3. The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2013 and 2012:

December 31, 2013 (Thousands of dollars)	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2013
Assets
Commodity derivative contracts	$—	$—	$1,337	$1,337
Interest rate derivative contracts	—	—	86	86

Total assets	$—	$—	$1,423	$1,423

Liabilities
Commodity derivative contracts	$—	$—	$(2,010)	$(2,010)
Interest rate derivative contracts	—	—	(278)	(278)

Total liabilities	$—	$—	$(2,288)	$(2,288)

December 31, 2012 (Thousands of dollars)	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2012
Assets
Commodity derivative contracts	$—	$—	$1,347	$1,347

Total assets	$—	$—	$1,347	$1,347

Liabilities
Commodity derivative contracts	$—	$—	$(1,371)	$(1,371)
Interest rate derivative contracts	—	—	(54)	(54)

Total liabilities	$—	$—	$(1,425)	$(1,425)

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

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the years ended December 31, 2013 and 2012.

	Year Ended December 31,
(Thousands of dollars)	2013	2012
Net liabilities at beginning of period	$(78)	$(3,507)
Total realized and unrealized (gains) losses:
Included in earnings(a)	(1,971)	3,985
Included in other comprehensive loss	(138)	(54)
Purchases, sales, issuances and settlements	1,322	(502)

Net liabilities at end of period	$(865)	$(78)

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

Interest rate swap derivatives continue to be treated as cash-flow hedges and are used to fix or float interest rates on existing debt. The value of these interest rate swaps at December 31, 2013 is located in accumulated other comprehensive loss, net of tax. Settlement of the swaps, currently scheduled to begin in January 2014, will be recorded within interest expense.

The following table sets forth the effect of derivative instruments on the consolidated balance sheets at December 31, 2013 and 2012:

		Fair Value at December 31,
(Thousands of dollars)	Balance Sheet Location	2013	2012
Asset Derivatives:
Derivatives designated as cash-flow hedging instruments:
Interest rate swap contracts	Other assets	$86	$—
Derivatives not designated as cash-flow hedging instruments:
Crude oil commodity contracts	Derivative contracts	307	189
Natural gas commodity contracts	Derivative contracts	50	1,040
Crude oil commodity contracts	Other assets	980	118

Total		$1,423	$1,347

Liability Derivatives:
Derivatives designated as cash-flow hedging instruments:
Interest rate swap contracts	Derivative liability short-term	$(209)	$—
Interest rate swap contracts	Derivative liability long-term	(69)	(54)
Derivatives not designated as cash-flow hedging instruments:
Crude oil commodity contracts	Derivative liability short-term	(1,667)	(994)
Natural gas commodity contracts	Derivative liability short-term	(318)	—
Crude oil commodity contracts	Derivative liability long-term	(25)	(377)

Total		$(2,288)	$(1,425)

Total derivative instruments		$(865)	$(78)

The following table sets forth the effect of derivative instruments on the consolidated statements of operations for the years ended December 31, 2013 and 2012:

(Thousands of dollars)	Location of gain/loss recognized in income	Amount of gain/loss recognized in income
		2013	2012
Derivatives not designated as cash-flow hedge instruments:
Natural gas commodity contracts	Unrealized gain (loss) on derivative instruments, net	$(1,309)	$1,040
Crude oil commodity contracts	Unrealized gain on derivative instruments, net	660	2,443
Natural gas commodity contracts(a)	Realized gain on derivative instruments, net	796	—
Crude oil commodity contracts(a)	Realized gain (loss) on derivative instruments, net	(2,118)	502

		$(1,971)	$3,985

(a)

In January 2012, March 2012 and May 2012, the Company unwound and monetized crude oil swaps with original settlement dates from January 2012 through December 2013 for aggregated net proceeds of $1.03 million. The $1.03 million gain associated with these early settlement transactions is included in realized gain on derivative instruments for the year ended December 31, 2012.

12. Related Party Transactions

The Company, as managing general partner or managing trustee, makes an annual offer to repurchase the interests of the partners and trust unit holders in certain of the Partnerships or Trusts. The Company purchased such interests in an amount totaling $48,000 during 2013 and $149,000 during 2012.

Treasury stock purchases in any reported period may include shares from a related party. In April 2012, the Company purchased 45,179 shares of common stock as treasury shares from a Director for $1.13 million. In December 2013, the Company purchased 4,500 shares of common stock as treasury shares from a Director for $222,750. There were no other related party treasury stock purchases during the years ended December 31, 2013 and 2012.

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

13. Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents include $2.01 million and $4.44 million at December 31, 2013 and 2012, respectively, of cash primarily pertaining to oil and gas revenue payments. There were corresponding accounts payable recorded at December 31, 2013 and 2012 for these liabilities. Both the restricted cash and the accounts payable are classified as current on the accompanying consolidated balance sheets.

14. Salary Deferral Plan

The Company maintains a salary deferral plan (the “Plan”) in accordance with Internal Revenue Code Section 401(k), as amended. The Plan provides for matching contributions of which $525,000 and $463,000 were made in 2013 and 2012, respectively.

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

	Year Ended December 31,
	2013			2012
	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount
Basic	$12,271	2,436,821	$5.04	$15,056	2,624,335	$5.74

Effect of dilutive securities:
Options	—	746,085		—	735,244

Diluted	$12,271	3,182,906	$3.86	$15,056	3,359,579	$4.48

16. Shareholder’s Equity

The Company has in place a stock repurchase program whereby it may purchase outstanding shares of its common stock from time-to-time, in open market transactions or negotiated sales. The Company uses the cost method to account for its treasury share purchases.

PRIMEENERGY CORPORATION AND SUBSIDIARIES

SUPPLEMENTARY INFORMATION

CAPITALIZED COSTS RELATING TO

OIL AND GAS PRODUCING ACTIVITIES

Years Ended December 31, 2013 and 2012

(Unaudited)

	As of December 31,
(Thousands of dollars)	2013	2012
Proved Developed oil and gas properties	$362,186	$336,135
Proved Undeveloped oil and gas properties	1,937	2,069
Unproved oil and gas properties	—	—

Total Capitalized Costs	364,123	338,204
Accumulated depreciation, depletion and valuation allowance	169,100	150,276

Net Capitalized Costs	$195,023	$187,928

COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION,

EXPLORATION AND DEVELOPMENT ACTIVITIES

Years Ended December 31, 2013 and 2012

(Unaudited)

	Year Ended December 31,
(Thousands of dollars)	2013	2012
Acquisition of Properties, Developed	$7	$6,482
Acquisition of Properties, Undeveloped	—	2,030
Exploration Costs	8	10
Development Costs	25,912	66,671

STANDARDIZED MEASURE OF DISCOUNTED FUTURE

NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

Years Ended December 31, 2013 and 2012

(Unaudited)

	As of December 31,
(Thousands of dollars)	2013	2012
Future cash inflows	$1,880,389	$1,524,137
Future production costs	(769,172)	(673,629)
Future development costs	(313,754)	(179,568)
Future income tax expenses	(234,191)	(186,072)

Future Net Cash Flows	563,272	484,868
10% annual discount for estimated timing of cash flows	(325,044)	(271,595)

Standardized Measure of Discounted Future Net Cash Flows	$238,228	$213,273

See accompanying Notes to Supplementary Information

PRIMEENERGY CORPORATION AND SUBSIDIARIES

SUPPLEMENTARY INFORMATION

STANDARDIZED MEASURE OF DISCOUNTED FUTURE

NET CASH FLOWS AND CHANGES THEREIN

RELATING TO PROVED OIL AND GAS RESERVES

Years Ended December 31, 2013 and 2012

(Unaudited)

The following are the principal sources of change in the standardized measure of discounted future net cash flows during 2013 and 2012:

	Year Ended December 31,
(Thousands of dollars)	2013	2012
Sales of oil and gas produced, net of production costs	$(48,976)	$(48,673)
Net changes in prices and production costs	(10,149)	504
Extensions, discoveries and improved recovery	218,648	164,557
Revisions of previous quantity estimates	(733)	40,964
Net change in development costs	(129,672)	(145,382)
Reserves sold	—	—
Reserves purchased	—	6,563
Accretion of discount	21,327	18,451
Net change in income taxes	(23,007)	(5,952)
Changes in production rates (timing) and other	(2,483)	(2,267)

Net change	24,955	28,765
Standardized measure of discounted future net cash flow:
Beginning of year	213,273	184,508

End of year	$238,228	$213,273

See accompanying Notes to Supplementary Information

PRIMEENERGY CORPORATION AND SUBSIDIARIES

SUPPLEMENTARY INFORMATION

RESERVE QUANTITY INFORMATION

Years Ended December 31, 2013 and 2012

(Unaudited)

	As of December 31,
	2013			2012
	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf)	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf)
Proved Developed Reserves:
Beginning of year	7,178	2,909	27,833	6,418	—	43,631
Extensions, discoveries and improved recovery	87	—	402	224	49	1,000
Revisions of previous estimates	(361)	(712)	6,456	252	2,860	(15,821)
Converted from undeveloped reserves	513	199	1,207	861	—	3,527
Reserves sold	—	—	—	—	—	—
Reserves purchased	—	—	—	168	—	211
Production	(730)	(173)	(4,270)	(745)	—	(4,715)

End of year	6,687	2,223	31,628	7,178	2,909	27,833

Proved Undeveloped Reserves:
Beginning of year	5,907	2,877	12,613	2,435	—	9,765
Extensions, discoveries and improved recovery	4,536	1,541	9,538	3,446	1,401	6,158
Revisions of previous estimates	864	(512)	(1,172)	887	1,476	217
Converted to developed reserves	(513)	199	(1,207)	(861)	—	(3,527)
Reserves sold	—	—	—	—	—	—
Reserves purchased	—	—	—	—	—	—

End of year	9,066	3,707	19,772	5,907	2,877	12,613

Total Proved Reserves at the End of the Year	15,753	5,930	51,400	13,085	5,786	40,446

RESULTS OF OPERATIONS FROM OIL AND GAS PRODUCING ACTIVITIES

Years Ended December 31, 2013 and 2012

(Unaudited)

	Year Ended December 31,
(Thousands of dollars)	2013	2012
Revenue:
Oil and gas sales	$92,785	$88,336
Costs and Expenses:
Lease operating expenses	43,809	39,868
Exploration costs	8	10
Depreciation, depletion and accretion	19,218	19,883
Income tax expense	10,012	8,941

Total Costs and Expenses	73,047	68,702

Results of Operations From Producing Activities (excluding corporate overhead and interest costs)	$19,738	$19,634

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

Proved reserve quantity estimates are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. The accuracy of such estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of subsequent drilling, testing and production may cause either upward of downward revision of previous estimates. Further, the volumes considered to be commercially recoverable fluctuate with changes in prices and operating costs. The Company emphasizes that proved reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of currently producing oil and gas properties. Accordingly, these estimates are expected to change as additional information becomes available in the future.

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

5. Changes in Reserves

The 2013 and 2012 extensions and discoveries reflect the successful drilling activity in the Company’s West Texas and Mid-Continent areas. The Company is employing technologies to establish proved reserves that have been demonstrated to provide consistent results capable of repetition. The technologies and economic data being used in the estimation of its proved reserves include, but are not limited to, electrical logs, radioactivity logs, geologic maps, production data and well test data. The estimated reserves of wells with sufficient production history are estimated using appropriate decline curves. Estimated reserves of producing wells with limited production history and for undeveloped locations are estimated using performance data from analogous wells in the area. These wells are considered analogous based on production performance from the same formation and with similar completion techniques.