Form 10-Q
period 2014-03-31
PRIMEENERGY CORP
filed 2014-05-07
CIK 56868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

The number of shares outstanding of each class of the Registrant’s Common Stock as of May 2, 2014 was: Common Stock, $0.10 par value 2,366,891 shares.

PrimeEnergy Corporation

Index to Form 10-Q

March 31, 2014

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

PRIMEENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS – Unaudited

(Thousands of dollars, except per share amounts)

	March 31, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$10,486	$9,526
Restricted cash and cash equivalents	2,065	2,065
Accounts receivable, net	17,864	17,693
Other current assets	2,757	3,391

Total Current Assets	33,172	32,675

Property and Equipment, at cost
Oil and gas properties (successful efforts method), net	197,458	195,023
Field and office equipment, net	13,450	13,402

Total Property and Equipment, Net	210,908	208,425
Other Assets	1,566	1,822

Total Assets	$245,646	$242,922

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$17,390	$16,249
Accrued liabilities	7,485	6,832
Current portion of long-term debt	1,888	1,870
Current portion of asset retirement and other long-term obligations	3,303	3,310
Derivative liability short-term	3,564	2,194
Due to related parties	76	23

Total Current Liabilities	33,706	30,478

Long-Term Bank Debt	115,544	120,023
Asset Retirement Obligations	7,316	7,227
Derivative Liability Long-Term	85	94
Deferred Income Taxes	33,219	31,962

Total Liabilities	189,870	189,784
Commitments and Contingencies
Equity
Common stock, $.10 par value; Authorized: 4,000,000 shares, issued: 3,836,397 shares	383	383
Paid-in capital	6,855	6,803
Retained earnings	81,425	78,616
Accumulated other comprehensive loss, net	(126)	(123)
Treasury stock, at cost; 1,468,225 shares and 1,447,613 shares	(41,297)	(40,251)

Total Stockholders’ Equity – PrimeEnergy	47,240	45,428
Non-controlling interest	8,536	7,710

Total Equity	55,776	53,138

Total Liabilities and Equity	$245,646	$242,922

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – Unaudited

Three Months Ended March 31, 2014 and 2013

(Thousands of dollars, except per share amounts)

	2014	2013
Revenues
Oil and gas sales	$24,201	$21,359
Realized gain (loss) on derivative instruments, net	(997)	240
Field service income	6,772	5,331
Administrative overhead fees	2,284	2,117
Unrealized loss on derivative instruments, net	(1,982)	(2,083)
Other income	107	6

Total Revenues	30,385	26,970

Costs and Expenses
Lease operating expense	11,906	9,983
Field service expense	5,527	4,535
Depreciation, depletion, amortization and accretion on discounted liabilities	5,353	4,883
General and administrative expense	4,446	4,040
Exploration costs	—	1

Total Costs and Expenses	27,232	23,442
Gain on Sale and Exchange of Assets	3,173	1,060

Income from Operations	6,326	4,588

Other Income and Expenses
Less: Interest expense	1,079	1,073
Add: Interest income	—	2

Income Before Provision for Income Taxes	5,247	3,517
Provision for Income Taxes	1,478	1,153

Net Income	3,769	2,364
Less: Net Income Attributable to Non-Controlling Interests	960	106

Net Income Attributable to PrimeEnergy	$2,809	$2,258

Basic Income Per Common Share	$1.18	$0.90

Diluted Income Per Common Share	$0.90	$0.70

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – Unaudited

Three Months Ended March 31, 2014 and 2013

(Thousands of dollars)

	2014	2013
Net Income	$3,769	$2,364
Other Comprehensive Loss, net of taxes:
Changes in fair value of hedge positions, net of taxes of $2 and $16, respectively	(3)	(26)

Total other comprehensive loss	(3)	(26)

Comprehensive Income	3,766	2,338
Less: Comprehensive Income Attributable to Non-Controlling Interest	960	106

Comprehensive Income Attributable to PrimeEnergy	$2,806	$2,232

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY – Unaudited

Three Months Ended March 31, 2014

(Thousands of dollars)

	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive	Treasury	Total Stockholders’ Equity –	Non-Controlling	Total
	Shares	Amount	Capital	Earnings	Loss	Stock	PrimeEnergy	Interest	Equity
Balance at December 31, 2013	3,836,397	$383	$6,803	$78,616	$(123)	$(40,251)	$45,428	$7,710	$53,138
Repurchase 20,612 shares of common stock	—	—	—	—	—	(1,046)	(1,046)	—	(1,046)
Net income	—	—	—	2,809	—	—	2,809	960	3,769
Other comprehensive loss, net of taxes	—	—	—	—	(3)	—	(3)	—	(3)
Repurchase of non-controlling interests	—	—	52	—	—	—	52	(100)	(48)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(34)	(34)

Balance at March 31, 2014	3,836,397	$383	$6,855	$81,425	$(126)	$(41,297)	$47,240	$8,536	$55,776

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

Three Months Ended March 31, 2014 and 2013

(Thousands of dollars)

	2014	2013
Cash Flows from Operating Activities:
Net income	$3,769	$2,364
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion on discounted liabilities	5,353	4,883
Gain on sale of properties	(3,173)	(1,060)
Unrealized loss on derivative instruments, net	1,982	2,083
Provision for deferred income taxes	1,251	1,063
Changes in assets and liabilities:
Increase in accounts receivable	(171)	(354)
Decrease in other assets	191	115
Increase in accounts payable	1,141	2,225
Increase in accrued liabilities	653	86
Increase in due to related parties	134	2

Net Cash Provided by Operating Activities	11,130	11,407

Cash Flows from Investing Activities:
Capital expenditures, including exploration expense	(7,864)	(11,520)
Proceeds from sale of properties and equipment	3,283	1,182

Net Cash Used in Investing Activities	(4,581)	(10,338)

Cash Flows from Financing Activities:
Purchase of stock for treasury	(1,046)	(1,625)
Purchase of non-controlling interests	(48)	(1)
Proceeds from long-term bank debt and other long-term obligations	14,750	15,500
Repayment of long-term bank debt and other long-term obligations	(19,211)	(15,500)
Distribution to non-controlling interests	(34)	(39)

Net Cash Used in Financing Activities	(5,589)	(1,665)

Net Increase (Decrease) in Cash and Cash Equivalents	960	(596)
Cash and Cash Equivalents at the Beginning of the Period	9,526	8,602

Cash and Cash Equivalents at the End of the Period	$10,486	$8,006

Supplemental Disclosures:
Income taxes paid	$293	$48
Interest paid	$1,117	$1,068

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

(1) Basis of Presentation:

The accompanying condensed consolidated financial statements of PrimeEnergy Corporation (“PEC” or the “Company”) have not been audited by independent public accountants. Pursuant to applicable Securities and Exchange Commission (“SEC”) rules and regulations, the accompanying interim financial statements do not include all disclosures presented in annual financial statements and the reader should refer to the Company’s Form 10-K for the year ended December 31, 2013. In the opinion of management, the accompanying interim condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013, the condensed consolidated results of operations, cash flows and equity for the three months ended March 31, 2014 and 2013. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation. The results for interim periods are not necessarily indicative of annual results. For purposes of disclosure in the condensed consolidated financial statements, subsequent events have been evaluated through the date the statements were issued.

Recently Issued Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 provided guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance requires entities to present unrecognized tax benefits as a decrease in a net operating loss, similar tax loss, or tax credit carryforward if certain criteria are met. The guidance will eliminate the diversity in practice in the presentation of unrecognized tax benefits but will not alter the way in which entities assess deferred tax assets for realizability. ASU No. 2013-11 is effective for annual and interim reporting periods beginning after December 15, 2013. The requirements of ASU 2013-11 did not have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

(2) Acquisitions and Dispositions:

Historically the Company has repurchased the interests of the partners and trust unit holders in the eighteen oil and gas limited partnerships (the “Partnerships”) and the two asset and business income trusts (the “Trusts”) managed by the Company as general partner and as managing trustee, respectively. The Company purchased such interests in amounts totaling $48,000 and $1,000 for the three months ended March 31, 2014 and 2013, respectively.

(3) Restricted Cash and Cash Equivalents:

Restricted cash and cash equivalents include $2.01 million at March 31, 2014 and December 31, 2013 of cash primarily pertaining to oil and gas revenue payments. There were corresponding accounts payable recorded at March 31, 2014 and December 31, 2013 for these liabilities. Both the restricted cash and the accounts payable are classified as current on the accompanying condensed consolidated balance sheets.

(4) Additional Balance Sheet Information:

Certain balance sheet amounts are comprised of the following:

(Thousands of dollars)	March 31, 2014	December 31, 2013
Accounts Receivable:
Joint interest billing	$5,272	$6,287
Trade receivables	2,174	2,014
Oil and gas sales	10,596	9,604
Other	173	122

	18,215	18,027
Less: Allowance for doubtful accounts	(351)	(334)

Total	$17,864	$17,693

Accounts Payable:
Trade	$1,618	$1,596
Royalty and other owners	8,943	7,391
Partner advances	3,221	3,378
Prepaid drilling deposits	899	978
Other	2,709	2,906

Total	$17,390	$16,249

Accrued Liabilities:
Compensation and related expenses	$3,779	$3,062
Property costs	3,016	3,119
Income tax	200	268
Other	490	383

Total	$7,485	$6,832

(5) Property and Equipment:

Property and equipment at March 31, 2014 and December 31, 2013 consisted of the following:

(Thousands of dollars)	March 31, 2014	December 31, 2013
Proved oil and gas properties, at cost	$371,095	$364,123
Less: Accumulated depletion and depreciation	(173,637)	(169,100)

Oil and Gas Properties, Net	$197,458	$195,023

Field and office equipment	$27,258	$26,653
Less: Accumulated depreciation	(13,808)	(13,251)

Field and Office Equipment, Net	$13,450	$13,402

Total Property and Equipment, Net	$210,908	$208,425

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

At March 31, 2014, the credit facility borrowing base was $140.0 million with no required monthly reduction amount. The borrowings made within the credit facility may be placed in a base rate loan or LIBO rate loan. The Company’s borrowing rates in the credit facility provide for base rate loans at the prime rate (3.25% at March 31, 2014) plus applicable margin utilization rates that range from 1.50% to 2.00%, and LIBO rate loans at LIBO published rates plus applicable utilization rates (2.50% to 3.00% at March 31, 2014). At March 31, 2014, the Company had in place one base rate loan and one LIBO rate loan with effective rates of 5.00% and 2.91%, respectively.

At March 31, 2014, the Company had a total of $108.5 million of borrowings outstanding under its revolving credit facility at a weighted-average interest rate of 3.51% and $31.5 million available for future borrowings. The combined weighted average interest rate paid on outstanding bank borrowings subject to base rate and LIBO interest was 3.55% for the three months ended March 31, 2014 as compared to 3.57% for the three months ended March 31, 2013.

On July 31, 2013, the Company entered into a $10.0 million Loan and Security Agreement with JP Morgan Chase Bank (“Equipment Loan”). The Equipment Loan is secured by substantially all of the Company’s field service equipment, carries an interest rate of 3.95% per annum, requires monthly payments (principal and interest) of $184,000, and has a final maturity date of July 31, 2018. As of March 31, 2014, the Company had a total of $8.9 million outstanding on the Equipment Loan.

The Company entered into interest rate hedge agreements to help manage interest rate exposure. These contracts include interest rate swaps. Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. In July 2012, the Company entered into interest swap agreements for a period of two years, which commenced in January 2014, related to $75 million of the Company’s bank debt resulting in a LIBO fixed rate of 0.563%. For the three months ended March 31, 2014, the Company recorded interest expense and paid $54,000 related to the settlement of interest rate swaps.

(7) Other Long-Term Obligations and Commitments:

Operating Leases:

The Company has several non-cancelable operating leases, primarily for rental of office space, that have a term of more than one year. The future minimum lease payments for the rest of fiscal 2014 and thereafter for the operating leases are as follows:

(Thousands of dollars)	Operating Leases
2014	$563
2015	651
2016	545
2017	46

Total minimum payments	$1,805

Rent expense for office space for the three months ended March 31, 2014 and 2013 was $164,000 and $191,000, respectively.

Asset Retirement Obligation:

A reconciliation of the liability for plugging and abandonment costs for the three months ended March 31, 2014 is as follows:

(Thousands of dollars)
Asset retirement obligation – December 31, 2013	$10,537
Liabilities incurred	35
Liabilities settled	(43)
Accretion expense	90

Asset retirement obligation – March 31, 2014	$10,619

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

(8) Contingent Liabilities:

The Company, as managing general partner of the affiliated Partnerships, is responsible for all Partnership activities, including the drilling of development wells and the production and sale of oil and gas from productive wells. The Company also provides the administration, accounting and tax preparation work for the Partnerships, and is liable for all debts and liabilities of the affiliated Partnerships, to the extent that the assets of a given limited Partnership are not sufficient to satisfy its obligations. As of March 31, 2014, the affiliated Partnerships have established cash reserves in excess of their debts and liabilities and the Company believes these reserves will be sufficient to satisfy Partnership obligations.

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

(9) Stock Options and Other Compensation:

In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. At March 31, 2014 and 2013, remaining options held by two key executive officers on 767,500 shares were outstanding and exercisable at prices ranging from $1.00 to $1.25. According to their terms, the options have no expiration date.

(10) Related Party Transactions:

The Company, as managing general partner or managing trustee, makes an annual offer to repurchase the interests of the partners and trust unit holders in certain of the Partnerships or Trusts. The Company purchased such interests in amounts totaling $48,000 and $1,000 for the three months ended March 31, 2014 and 2013, respectively.

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

(11) Financial Instruments:

Fair Value Measurements:

Authoritative guidance on fair value measurements defines fair value, establishes a framework for measuring fair value and stipulates the related disclosure requirements. The Company follows a three-level hierarchy, prioritizing and defining the types of inputs used to measure fair value. The fair values of the Company’s interest rate swaps, natural gas and crude oil price collars and swaps are designated as Level 3. The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013:

March 31, 2014 (Thousands of dollars)	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2014
Assets
Commodity derivative contracts	$—	$—	$701	$701
Interest rate derivative contracts	—	—	99	99

Total assets	$—	$—	$800	$800

Liabilities
Commodity derivative contracts	$—	$—	$(3,354)	$(3,354)
Interest rate derivative contracts	—	—	(295)	(295)

Total liabilities	$—	$—	$(3,649)	$(3,649)

December 31, 2013 (Thousands of dollars)	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2013
Assets
Commodity derivative contracts	$—	$—	$1,337	$1,337
Interest rate derivative contracts	—	—	86	86

Total assets	$—	$—	$1,423	$1,423

Liabilities
Commodity derivative contracts	$—	$—	$(2,010)	$(2,010)
Interest rate derivative contracts	—	—	(278)	(278)

Total liabilities	$—	$—	$(2,288)	$(2,288)

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

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the three months ended March 31, 2014.

(Thousands of dollars)
Net liabilities – December 31, 2013	$(865)
Total realized and unrealized (gains) losses:
Included in earnings (a)	(3,033)
Included in other comprehensive loss	(5)
Purchases, sales, issuances and settlements	1,054

Net liabilities – March 31, 2014	$(2,849)

(a)	Derivative instruments are reported in revenues as realized gain/loss and on a separately reported line item captioned unrealized gain/loss on derivative instruments, and interest rate swap instruments are reported as an increase or reduction to interest expense.

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

Interest rate swap derivatives are treated as cash-flow hedges and are used to fix or float interest rates on existing debt. The value of these interest rate swaps at March 31, 2014 and December 31, 2013 is located in accumulated other comprehensive loss, net of tax. Settlement of the swaps, which began in January 2014, is recorded within interest expense.

The following table sets forth the effect of derivative instruments on the condensed consolidated balance sheets at March 31, 2014 and December 31, 2013:

		Fair Value
(Thousands of dollars)	Balance Sheet Location	March 31, 2014	December 31, 2013
Asset Derivatives:
Derivatives designated as cash-flow hedging instruments:
Interest rate swap contracts	Other assets	$99	$86
Derivatives not designated as cash-flow hedging instruments:
Crude oil commodity contracts	Other current assets	73	307
Natural gas commodity contracts	Other current assets	—	50
Crude oil commodity contracts	Other assets	468	980
Natural gas commodity contracts	Other assets	160	—

Total		$800	$1,423

Liability Derivatives:
Derivatives designated as cash-flow hedging instruments:
Interest rate swap contracts	Derivative liability short-term	$(265)	$(209)
Interest rate swap contracts	Derivative liability long-term	(30)	(69)
Derivatives not designated as cash-flow hedging instruments:
Crude oil commodity contracts	Derivative liability short-term	(2,378)	(1,667)
Natural gas commodity contracts	Derivative liability short-term	(921)	(318)
Crude oil commodity contracts	Derivative liability long-term	(44)	(25)
Natural gas commodity contracts	Derivative liability long-term	(11)	—

Total		$(3,649)	$(2,288)

Total derivative instruments		$(2,849)	$(865)

The following table sets forth the effect of derivative instruments on the condensed consolidated statement of operations for the three-month periods ended March 31, 2014 and 2013:

		Amount of gain/loss recognized in income
(Thousands of dollars)	Location of gain/loss recognized in income	2014	2013
Derivative designated as cash-flow hedge instruments:
Interest rate swap contracts	Interest expense	$(54)	$—
Derivatives not designated as cash-flow hedge instruments
Natural gas commodity contracts	Unrealized loss on derivative instruments, net	(504)	(1,552)
Crude oil commodity contracts	Unrealized loss on derivative instruments, net	(1,478)	(531)
Natural gas commodity contracts (a)	Realized gain (loss) on derivative instruments, net	(243)	373
Crude oil commodity contracts	Realized loss on derivative instruments, net	(754)	(133)

		$(3,033)	$(1,843)

(a)	In January 2014, the Company unwound and monetized natural gas swaps with original settlement dates from January 2015 through December 2015 for net proceeds of $276,000. The $276,000 gain associated with this early settlement transaction is included in realized gain on derivative instruments for the three months ended March 31, 2014.

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

	Three Months Ended March 31,
	2014			2013
	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount
Basic	$2,809	2,380,536	$1.18	$2,258	2,499,130	$0.90
Effect of dilutive securities:
Options	—	751,836		—	736,376

Diluted	$2,809	3,132,372	$0.90	$2,258	3,235,506	$0.70

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report may contain statements relating to the future results of the Company that are considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). In addition, certain statements may be contained in the Company’s future filings with the SEC, in press releases, and in oral and written statements made by or with the approval of the Company that are not statements of historical fact and constitute forward-looking statements within the meaning of the PSLRA. Such forward-looking statements, in addition to historical information, which involve risk and uncertainties, are based on the beliefs, assumptions and expectations of management of the Company. Words such as “expects”, ‘believes”, “should”, “plans”, “anticipates”, “will”, “potential”, “could”, “intend”, “may”, “outlook”, “predict”, “project”, “would”, “estimates”, “assumes”, “likely” and variations of such similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties and are based on a number of assumptions that could ultimately prove inaccurate and, therefore, there can be no assurance that they will prove to be accurate. Actual results and outcomes may vary materially from what is expressed or forecast in such statements due to various risks and uncertainties. These risks and uncertainties include, among other things, the possibility of drilling cost overruns and technical difficulties, volatility of oil and gas prices, competition, risks inherent in the Company’s oil and gas operations, the inexact nature of interpretation of seismic and other geological and geophysical data, imprecision of reserve estimates, and the Company’s ability to replace and expand oil and gas reserves. Accordingly, stockholders and potential investors are cautioned that certain events or circumstances could cause actual results to differ materially from those projected. The forward-looking statements are made as of the date of this report and other than as required by the federal securities laws, the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

The following discussion is intended to assist you in understanding our results of operations and our present financial condition. Our Condensed Consolidated Financial Statements and the accompanying Notes to the Condensed Consolidated Financial Statements included elsewhere in this Report contain additional information that should be referred to when reviewing this material.

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

RECENT ACTIVITIES

During 2014, we continued our drilling program in our West Texas and Mid-Continent regions. It is our goal to increase our oil and gas reserves and production through the acquisition and development of oil and gas properties. Based upon the results of horizontal wells drilled by us and other offsetting operators and historical vertical well performance, we have decided to reduce the number of vertical wells in our drilling program and drill more horizontal wells. We believe horizontal development of our resource base will provide the opportunity to improve returns relative to vertical drilling by accessing a larger base of reserves in target zones with a lateral wellbore. Through April 30, 2014, we have participated in the drilling of 5 gross (1.8 net) wells; 3 of these wells are currently producing and 2 are awaiting completion. We intend to drill a total of approximately 25 gross (12 net) wells this year, primarily in the West Texas area at a net cost of $60 million.

RESULTS OF OPERATIONS

2014 and 2013 Compared

We reported net income attributable to PrimeEnergy for the three months ended March 31, 2014 of $2.81 million, or $1.18 per share as compared to $2.26 million, or $0.90 per share for the three months ended March 31, 2013. Net income increased in 2014 by $0.55 million or 24% primarily due to increases in oil and gas sales and field service income and a gain on the sale of non-essential oil and gas interests partially offset by increases in realized losses on derivative instruments, lease operating expenses and field service expenses as well as related increases in net income attributable to non-controlling interests and income tax provisions. Operating revenues increased $3.42 million for the three months ended March 31, 2014 as compared to the same period in 2013 largely due to increased commodity prices realized in 2014 and an increase in field service income with the addition of new service equipment during the latter periods of 2013 partially offset by an increase in losses on derivative instruments in 2014. Lease operating and field service expenses increased $1.92 million and $0.99 million, respectively, for the three months ended March 31, 2014 as compared to the same period in 2013 primarily from increased labor costs and an increase in services provided. During the three months ended March 31, 2014 we recognized gains on the sale of non-essential oil and gas interests and field service equipment of $3.17 million as compared to $1.06 million during the same period in 2013.

The significant components of net income are discussed below.

Oil and gas sales increased $2.84 million, or 13% from $21.36 million for the three months ended March 31, 2013 to $24.20 million for the three months ended March 31, 2014. Crude oil and natural gas sales vary due to changes in volumes of production sold and realized commodity prices. Our realized prices at the well head increased an average of $8.07 per barrel, or 9% on crude oil during the three months ended March 31, 2014 from the same period in 2013 while our average well head price for natural gas increased $1.51 per mcf, or 33% during the three months ended March 31, 2014 from the same period in 2013.

Our crude oil production decreased slightly by 2,000 barrels, or 1% from 184,000 barrels for the first quarter 2013 to 182,000 barrels for the first quarter 2014. Our natural gas production decreased by 37,000 mcf, or 3% from 1,190,000 mcf for the first quarter 2013 to 1,153,000 mcf for the first quarter 2014. The net decrease in crude oil and natural gas production volumes are a result of the natural decline of existing properties.

The following table summarizes the primary components of production volumes and average sales prices realized for the three months ended March 31, 2014 and 2013 (excluding realized gains and losses from derivatives).

	Three Months Ended March 31,
	2014	2013	Increase / (Decrease)
Barrels of Oil Produced	182,000	184,000	(2,000)
Average Price Received	$94.15	$86.08	$8.07

Oil Revenue (In 000’s)	$17,133	$15,864	$1,269
Mcf of Gas Produced	1,153,000	1,190,000	(37,000)
Average Price Received	$6.13	$4.62	$1.51

Gas Revenue (In 000’s)	$7,068	$5,495	$1,573

Total Oil & Gas Revenue (In 000’s)	$24,201	$21,359	$2,842

Realized net gains on derivative instruments include net losses of $0.24 million and $0.75 million on the settlements of natural gas and crude oil derivatives, respectively for the first quarter 2014 and net gains of $0.37 million and net losses of $0.13 million on the settlements of natural gas and crude oil derivatives, respectively for the first quarter 2013. In the first quarter of 2014, we unwound and monetized natural gas swaps with original settlement dates from January 2015 through December 2015 for net proceeds of $0.28 million. The $0.28 million gain associated with these early settlement transactions is included in realized gain on derivative instruments for the three months ended March 31, 2014.

Oil and gas prices received including the impact of derivatives but excluding the early settlement transactions were:

	Three Months Ended March 31,
	2014	2013	Increase (Decrease)
Oil Price	$90.01	$85.35	$4.66
Gas Price	$5.68	$4.93	$0.75

We do not apply hedge accounting to any of our commodity based derivatives, thus changes in the fair market value of commodity contracts held at the end of a reported period, referred to as mark-to-market adjustments, are recognized as unrealized gains and losses in the accompanying condensed consolidated statements of operations. As oil and natural gas prices remain volatile, mark-to-market accounting treatment creates volatility in our revenues. During the three months ended March 31, 2014, we recognized net unrealized losses of $0.50 million associated with natural gas fixed swap contracts and $1.48 million in net unrealized losses associated with crude oil fixed swaps and collars due to an increase in natural gas and crude oil futures market prices between December 31, 2013 and March 31, 2014. During the three months ended March 31, 2013, we recognized net unrealized losses of $1.55 million associated with natural gas fixed swap contracts and $0.53 million associated with crude oil fixed swaps and collars due to market fluctuations in natural gas and crude oil futures market prices between December 31, 2012 and March 31, 2013.

Field service income increased $1.44 million, or 27% from $5.33 million for the first quarter 2013 to $6.77 million for the first quarter 2014. This underlying increase is a result of adding service equipment during the latter periods of 2013 and the market allowing us to charge slightly higher rates to customers. Workover rig services represent the bulk of our field service operations, and with the upgrading of our rigs during late 2013 those rates have all increased between the periods in our most active districts. In addition, income from water hauling and disposal services in our South Texas district have generally recovered from a slight down turn during the first quarter of 2013 due to increased competition in the area, and income from hot oiler services have increased in our West Texas district with the addition of service equipment in the area.

Lease operating expense increased $1.93 million, or 19% from $9.98 million for the first quarter 2013 to $11.91 million for the first quarter 2014. This underlying increase is primarily due to higher pumper / labor costs and salt water disposal costs associated with new wells coming on line from the recent drilling success in West Texas during the first three months of 2014 as compared to the same period of 2013.

Field service expense increased $0.99 million, or 22% from $4.54 million for the first quarter 2013 to $5.53 million for the first quarter 2014. Field service expenses primarily consist of salaries and vehicle operating expenses which have increased during the three months ended March 31, 2014 over the same period of 2013 as a direct result of increased services and utilization of the equipment.

Depreciation, depletion, amortization and accretion on discounted liabilities increased $0.47 million, or 10% from $4.88 million for the first quarter 2013 to $5.35 million for the first quarter 2014. This increase is primarily due to increased depletion rates recognized during the first three months of 2014 associated with the recent drilling success in West Texas as compared to the same period of 2013.

General and administrative expense increased $0.41 million, or 10% from $4.04 million for the three months ended March 31, 2013 to $4.45 million for the three months ended March 31, 2014. This increase in 2014 is largely due to increased personnel costs in 2014. The largest component of these personnel costs was salaries and employee related taxes and insurance.

Gain on sale and exchange of assets of $3.17 million and $1.06 million for the three months ended March 31, 2014 and March 31, 2013, respectively consists of sales of non-essential oil and gas interests and field service equipment.

Interest expense increased $0.01 million, or less than 1% from $1.07 million for the first quarter 2013 to $1.08 million for the first quarter 2014. This increase relates to a slight increase in weighted average interest rates due to our Equipment Loan entered into in July 2013 substantially offset by a decrease in average debt outstanding during the first quarter 2014 as compared to the same period of 2013.

A provision for income taxes of $1.48 million, or an effective tax rate of 34% was recorded for the three months ended March 31, 2014 versus a provision of $1.15 million, or an effective tax rate of 34% for the three months ended March 31, 2013. Our provision for income taxes can vary from the federal statutory tax rate of 34% primarily due to state taxes and percentage depletion deductions. We are entitled to percentage depletion on certain of our wells, which is calculated without reference to the basis of the property. To the extent that such depletion exceeds a property’s basis it creates a permanent difference, which would have the effect of lowering our effective rate.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital resources are cash provided by our operating activities and our credit facility.

Net cash provided by our operating activities for the three months ended March 31, 2014 was $11.13 million compared to $11.41 million for the three months ended March 31, 2013. Excluding the effects of significant unforeseen expenses or other income, our cash flow from operations fluctuates primarily because of variations in oil and gas production and prices or changes in working capital accounts. Our oil and gas production will vary based on actual well performance but may be curtailed due to factors beyond our control.

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

We currently maintain a credit facility totaling $250 million, with a current borrowing base of $140 million and $31.50 million in availability at March 31, 2014. The bank reviews the borrowing base semi-annually and, at their discretion, may decrease or propose an increase to the borrowing base relative to a redetermined estimate of proved oil and gas reserves. Our oil and gas properties are pledged as collateral for the line of credit and we are subject to certain financial and operational covenants defined in the agreement. If we do not comply with these covenants on a continuing basis, the lenders have the right to refuse to advance additional funds under the facility and/or declare all principal and interest immediately due and payable. We are currently in compliance with these covenants and expect to be in compliance over the next twelve months.

In July 2013, we obtained a $10 million loan secured by most of our field service equipment used in our field service operations. We used the funds from that loan to pay down our credit facility, and as a result, freed up additional funds under the credit facility for future acquisitions, development and operations. As of April 20, 2014 we had a total of $8.8 million outstanding on this loan.

It is our goal to increase our oil and gas reserves and production through the acquisition and development of oil and gas properties. During 2014 we continued our drilling program in our West Texas and Mid-Continent regions. Based upon the results of horizontal wells drilled by us and other offsetting operators and historical vertical well performance, we have decided to reduce the number of vertical wells in our drilling program and drill more horizontal wells. We believe horizontal development of our resource base will provide the opportunity to improve returns relative to vertical drilling by accessing a larger base of reserves in target zones with a lateral wellbore. During 2014, we intend to drill a total of approximately 25 gross (12 net) wells, primarily in the West Texas area, at a net cost of $60 million. We also continue to explore and consider opportunities to further expand our oilfield servicing revenues through additional investment in field service equipment. However, the majority of our capital spending is discretionary, and the ultimate level of expenditures will be dependent on our assessment of the oil and gas business environment, the number and quality of oil and gas prospects available, the market for oilfield services, and oil and gas business opportunities in general.

We have in place both a stock repurchase program and a limited partnership interest repurchase program under which we expect to continue spending during 2014. For the three month period ended March 31, 2014, we have spent $1.09 million under these programs.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the first three months of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	RISK FACTORS

The Company is a smaller reporting company and no response is required pursuant to this Item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities by the Company during the period covered by this report.

During the three months ended March 31, 2014, the Company purchased the following shares of common stock as treasury shares.

2014 Month	Number of Shares	Average Price Paid per share	Maximum Number of Shares that May Yet Be Purchased Under The Program at Month - End (1)
January	6,214	$50.34	336,114
February	714	$52.21	335,400
March	13,684	$50.92	321,716

Total/Average	20,612	$50.79

(1)	In December 1993, we announced that the Board of Directors authorized a stock repurchase program whereby we may purchase outstanding shares of the common stock from time-to-time, in open market transactions or negotiated sales. On October 31, 2012, the Board of Directors of the Company approved an additional 500,000 shares of the Company’s stock to be included in the stock repurchase program. A total of 3,500,000 shares have been authorized to date under this program. Through March 31, 2014, a total of 3,178,284 shares have been repurchased under this program for $49,954,547 at an average price of $15.72 per share. Additional purchases of shares may occur as market conditions warrant. We expect future purchases will be funded with internally generated cash flow or from working capital.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	RESERVED

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit No.

3.1	Restated Certificate of Incorporation of PrimeEnergy Corporation (effective July 1, 2009) (Incorporated by reference to Exhibit 3.1 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2009)

3.2	Bylaws of PrimeEnergy Corporation (Incorporated by reference to Exhibit 3.2 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2010)

10.4	Amended and Restated Agreement of Limited Partnership, FWOE Partners L.P., dated as of August 22, 2005 (Incorporated by reference to Exhibit 10.4 to PrimeEnergy Corporation Form 8-K for events of August 22, 2005)

10.4.1	Contribution Agreement between F-W Oil Exploration L.L.C. and FWOE Partners L.P. dated as of August 22, 2005 (Incorporated by reference to exhibit 10.4.1 to PrimeEnergy Corporation Form 8-K for events of August 22, 2005)

10.18	Composite copy of Non-Statutory Option Agreements (Incorporated by reference to Exhibit 10.18 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2004)

10.22.5.9	Second Amended and Restated Credit Agreement dated July 30, 2010, by and among PrimeEnergy Corporation, the Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, and EOWS Midland Company), Compass Bank (successor in interest to Guaranty Bank, FSB) As Administrative Agent and Letter of Credit Issuer, BBVA Compass, As Sole Lead Arranger and Sole Bookrunner and The Lenders Signatory Hereto (BNP Paribas, JPMorgan Chase Bank, N.A. and Amegy Bank National Association) (Incorporated by reference to Exhibit 10.22.5.9 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2010)

10.22.5.9.1	First Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, BNP Paribas, JPMorgan Chase Bank, N.A., Amegy Bank National Association) effective September 30, 2010 (Incorporated by reference to Exhibit 10.22.5.9.1 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2010).

10.22.5.9.2	Second Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, BNP Paribas, JPMorgan Chase Bank, N.A., Amegy Bank National Association) effective June 22, 2011 (Incorporated by reference to Exhibit 10.22.5.9.2 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2011).

10.22.5.9.3	Third Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, BNP Paribas, JPMorgan Chase Bank, N.A., Amegy Bank National Association) effective December 8, 2011 (Incorporated by reference to Exhibit 10.22.5.9.3 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2011).

10.22.5.9.4	Fourth Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, BNP Paribas, JPMorgan Chase Bank, N.A., Amegy Bank National Association) effective June 25, 2012 (Incorporated by reference to Exhibit 10.22.5.9.4 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2012).

Exhibit No.

10.22.5.9.5	Fifth Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company, Prime Offshore L.L.C.), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, Wells Fargo Bank National Association, JPMorgan Chase Bank, N.A., Amegy Bank National Association, KeyBank National Association) effective November 26, 2012 (Incorporated by reference to Exhibit 10.22.5.9.5 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2012).

10.22.5.9.6	Sixth Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company, Prime Offshore L.L.C.), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, Wells Fargo Bank National Association, JPMorgan Chase Bank, N.A., Amegy Bank National Association, KeyBank National Association) effective June 28, 2013 (Incorporated by reference to Exhibit 10.22.5.9.6 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2013).

10.22.5.9.7	Assignment Agreement made by and among Amegy Bank National Association, as Assignor, and Compass Bank (successor in interest to Guaranty Bank, FSB), Wells Fargo Bank, National Association, JPMorgan Chase Bank and KeyBank National Association, as Assignees, effective December 23, 2013 (Incorporated by reference to Exhibit 10.22.5.9.7 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2013).

10.23.1	Loan and Security Agreement dated July 31, 2013, by and between JP Morgan Chase Bank, N.A. and Eastern Oil Well Service Company, EOWS Midland Company and Southwest Oilfield Construction Company (Incorporated by reference to Exhibit 10.23.1 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2013).

10.23.2	Business Purpose Promissory Note dated July 31, 2013, made by Eastern Oil Well Service Company, EOWS Midland Company and Southwest Oilfield Construction Company to JP Morgan Chase Bank N.A. (Incorporated by reference to Exhibit 10.23.2 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2013).

10.23.3	Guaranty dated July 31, 2013, made by PrimeEnergy Corporation in favor of JP Morgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.23.3 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2013).

10.23.4	Agreement of Equipment Substitution dated January 15, 2014, by and between JP Morgan Chase Bank, N.A. and Eastern Oil Well Service Company, EOWS Midland Company and Southwest Oilfield Construction Company (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL (eXtensible Business Reporting Language) Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PrimeEnergy Corporation
(Registrant)

May 7, 2014	/s/ Charles E. Drimal, Jr.
(Date)	Charles E. Drimal, Jr.
President
Principal Executive Officer

May 7, 2014	/s/ Beverly A. Cummings
(Date)	Beverly A. Cummings
Executive Vice President
Principal Financial Officer