Form 10-Q
period 2014-06-30
PRIMEENERGY CORP
filed 2014-07-31
CIK 56868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From to                      to

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

The number of shares outstanding of each class of the Registrant’s Common Stock as of July 25, 2014 was: Common Stock, $0.10 par value 2,357,601 shares.

PrimeEnergy Corporation

Index to Form 10-Q

June 30, 2014

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

PRIMEENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS – Unaudited

(Thousands of dollars, except per share amounts)

	June 30, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$10,317	$9,526
Restricted cash and cash equivalents	3,565	2,065
Accounts receivable, net	15,859	17,693
Other current assets	2,891	3,391

Total Current Assets	32,632	32,675

Property and Equipment, at cost
Oil and gas properties (successful efforts method), net	204,611	195,023
Field and office equipment, net	13,039	13,402

Total Property and Equipment, Net	217,650	208,425
Other Assets	941	1,822

Total Assets	$251,223	$242,922

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$16,875	$16,249
Accrued liabilities	12,125	6,832
Current portion of long-term debt	1,907	1,870
Current portion of asset retirement and other long-term obligations	3,303	3,310
Derivative liability short-term	5,548	2,194
Due to related parties	65	23

Total Current Liabilities	39,823	30,478
Long-Term Bank Debt	109,310	120,023
Asset Retirement Obligations	7,329	7,227
Derivative Liability Long-Term	1,504	94
Deferred Income Taxes	34,186	31,962

Total Liabilities	192,152	189,784
Commitments and Contingencies
Equity
Common stock, $.10 par value; Authorized: 4,000,000 shares, issued: 3,836,397 shares	383	383
Paid-in capital	7,097	6,803
Retained earnings	84,658	78,616
Accumulated other comprehensive loss, net	(155)	(123)
Treasury stock, at cost; 1,472,455 shares and 1,447,613 shares	(41,542)	(40,251)

Total Stockholders’ Equity – PrimeEnergy	50,441	45,428
Non-controlling interest	8,630	7,710

Total Equity	59,071	53,138

Total Liabilities and Equity	$251,223	$242,922

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – Unaudited

(Thousands of dollars, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues
Oil and gas sales	$26,063	$24,135	$50,264	$45,494
Realized gain (loss) on derivative instruments, net	(1,726)	(166)	(2,723)	74
Field service income	6,586	6,245	13,358	11,576
Administrative overhead fees	2,390	2,540	4,674	4,657
Unrealized gain (loss) on derivative instruments, net	(4,017)	4,480	(5,999)	2,397
Other income	33	46	140	52

Total Revenues	29,329	37,280	59,714	64,250
Costs and Expenses
Lease operating expense	10,230	10,996	22,136	20,979
Field service expense	5,044	5,168	10,571	9,703
Depreciation, depletion, amortization and accretion on discounted liabilities	5,606	6,269	10,959	11,152
General and administrative expense	3,084	4,348	7,530	8,388
Exploration costs	—	—	—	1

Total Costs and Expenses	23,964	26,781	51,196	50,223
Gain on Sale and Exchange of Assets	842	699	4,015	1,759

Income from Operations	6,207	11,198	12,533	15,786
Other Income and Expenses
Less: Interest expense	1,040	1,085	2,119	2,158
Add: Interest income	—	—	—	2

Income Before Provision for Income Taxes	5,167	10,113	10,414	13,630
Provision for Income Taxes	1,436	3,555	2,914	4,708

Net Income	3,731	6,558	7,500	8,922
Less: Net Income Attributable to Non-Controlling Interests	498	464	1,458	570

Net Income Attributable to PrimeEnergy	$3,233	$6,094	$6,042	$8,352

Basic Income Per Common Share	$1.37	$2.51	$2.55	$3.39

Diluted Income Per Common Share	$1.04	$1.92	$1.93	$2.61

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – Unaudited

Six Months Ended June 30, 2014 and 2013

(Thousands of dollars)

	2014	2013
Net Income	$7,500	$8,922
Other Comprehensive Income (Loss), net of taxes:
Changes in fair value of hedge positions, net of taxes of $(18) and $114, respectively	(32)	203

Total other comprehensive income (loss)	(32)	203

Comprehensive Income	7,468	9,125
Less: Comprehensive Income Attributable to Non-Controlling Interest	1,458	570

Comprehensive Income Attributable to PrimeEnergy	$6,010	$8,555

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY – Unaudited

Six Months Ended June 30, 2014

(Thousands of dollars)

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity – PrimeEnergy	Non-Controlling Interest	Total Equity
	Shares	Amount
Balance at December 31, 2013	3,836,397	$383	$6,803	$78,616	$(123)	$(40,251)	$45,428	$7,710	$53,138
Repurchase 24,842 shares of common stock	—	—	—	—	—	(1,291)	(1,291)	—	(1,291)
Net income	—	—	—	6,042	—	—	6,042	1,458	7,500
Other comprehensive loss, net of taxes	—	—	—	—	(32)	—	(32)	—	(32)
Repurchase of non-controlling interests	—	—	294	—	—	—	294	(503)	(209)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(35)	(35)

Balance at June 30, 2014	3,836,397	$383	$7,097	$84,658	$(155)	$(41,542)	$50,441	$8,630	$59,071

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

Six Months Ended June 30, 2014 and 2013

(Thousands of dollars)

	2014	2013
Cash Flows from Operating Activities:
Net income	$7,500	$8,922
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion on discounted liabilities	10,959	11,152
Gain on sale of properties	(4,015)	(1,759)
Unrealized (gain) loss on derivative instruments, net	5,999	(2,397)
Provision for deferred income taxes	2,239	4,374
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	1,834	(4,707)
Decrease in other assets	63	93
Decrease in accounts payable	(874)	(1,091)
Increase in accrued liabilities	5,293	2,239
Increase in due to related parties	78	49

Net Cash Provided by Operating Activities	29,076	16,875

Cash Flows from Investing Activities:
Capital expenditures, including exploration expense	(20,742)	(14,815)
Proceeds from sale of property and equipment	4,668	2,147

Net Cash Used in Investing Activities	(16,074)	(12,668)

Cash Flows from Financing Activities:
Purchase of stock for treasury	(1,291)	(2,734)
Purchase of non-controlling interests	(209)	(7)
Proceeds from long-term bank debt and other long-term obligations	30,750	27,250
Repayment of long-term bank debt and other long-term obligations	(41,426)	(28,000)
Distribution to non-controlling interests	(35)	(39)

Net Cash Used in Financing Activities	(12,211)	(3,530)

Net Increase in Cash and Cash Equivalents	791	677
Cash and Cash Equivalents at the Beginning of the Period	9,526	8,602

Cash and Cash Equivalents at the End of the Period	$10,317	$9,279

Supplemental Disclosures:
Income taxes paid (refunded)	$356	$(94)
Interest paid	$2,183	$2,147

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

(1) Basis of Presentation:

The accompanying condensed consolidated financial statements of PrimeEnergy Corporation (“PEC” or the “Company”) have not been audited by independent public accountants. Pursuant to applicable Securities and Exchange Commission (“SEC”) rules and regulations, the accompanying interim financial statements do not include all disclosures presented in annual financial statements and the reader should refer to the Company’s Form 10-K for the year ended December 31, 2013. In the opinion of management, the accompanying interim condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013, the condensed consolidated results of operations for the three and six months ended June 30, 2014 and 2013, and the condensed consolidated results of cash flows and equity for the six months ended June 30, 2014 and 2013. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation. The results for interim periods are not necessarily indicative of annual results. For purposes of disclosure in the condensed consolidated financial statements, subsequent events have been evaluated through the date the statements were issued.

Recently Issued Accounting Pronouncements-:

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

(2) Acquisitions and Dispositions:

Historically the Company has repurchased the interests of the partners and trust unit holders in the eighteen oil and gas limited partnerships (the “Partnerships”) and the two asset and business income trusts (the “Trusts”) managed by the Company as general partner and as managing trustee, respectively. The Company purchased such interests in amounts totaling $209,000 and $7,000 for the six months ended June 30, 2014 and 2013, respectively.

(3) Restricted Cash and Cash Equivalents:

Restricted cash and cash equivalents include $3.51 million and $2.01 million at June 30, 2014 and December 31, 2013, respectively, of cash primarily pertaining to oil and gas revenue payments. There were corresponding accounts payable recorded at June 30, 2014 and December 31, 2013 for these liabilities. Both the restricted cash and the accounts payable are classified as current on the accompanying condensed consolidated balance sheets.

(4) Additional Balance Sheet Information:

Certain balance sheet amounts are comprised of the following:

(Thousands of dollars)	June 30, 2014	December 31, 2013
Accounts Receivable:
Joint interest billing	$2,515	$6,287
Trade receivables	1,911	2,014
Oil and gas sales	11,554	9,604
Other	213	122

	16,193	18,027
Less: Allowance for doubtful accounts	(334)	(334)

Total	$15,859	$17,693

(Thousands of dollars)	June 30, 2014	December 31, 2013
Accounts Payable:
Trade	$1,301	$1,596
Royalty and other owners	9,930	7,391
Partner advances	3,150	3,378
Prepaid drilling deposits	330	978
Other	2,164	2,906

Total	$16,875	$16,249

Accrued Liabilities:
Compensation and related expenses	$5,741	$3,062
Property costs	5,323	3,119
Income tax	584	268
Other	477	383

Total	$12,125	$6,832

(5) Property and Equipment:

Property and equipment at June 30, 2014 and December 31, 2013 consisted of the following:

(Thousands of dollars)	June 30, 2014	December 31, 2013
Proved oil and gas properties, at cost	$383,048	$364,123
Less: Accumulated depletion and depreciation	(178,437)	(169,100)

Oil and Gas Properties, Net	$204,611	$195,023

Field and office equipment	$26,689	$26,653
Less: Accumulated depreciation	(13,650)	(13,251)

Field and Office Equipment, Net	$13,039	$13,402

Total Property and Equipment, Net	$217,650	$208,425

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

At June 30, 2014, the credit facility borrowing base was $160.0 million with no required monthly reduction amount. The borrowings made within the credit facility may be placed in a base rate loan or LIBO rate loan. The Company’s borrowing rates in the credit facility provide for base rate loans at the prime rate (3.25% at June 30, 2014) plus applicable margin utilization rates that range from 1.50% to 2.00%, and LIBO rate loans at LIBO published rates plus applicable utilization rates (2.50% to 3.00% at June 30, 2014). At June 30, 2014, the Company had in place one base rate loan and one LIBO rate loan with effective rates of 4.75% and 2.65%, respectively.

At June 30, 2014, the Company had a total of $102.8 million of borrowings outstanding under its revolving credit facility at a weighted-average interest rate of 3.59% and $57.2 million available for future borrowings. The combined weighted average interest rate paid on outstanding bank borrowings subject to base rate and LIBO interest was 3.53% for the six months ended June 30, 2014 as compared to 3.57% for the six months ended June 30, 2013.

On July 31, 2013, the Company entered into a $10.0 million Loan and Security Agreement with JP Morgan Chase Bank (“Equipment Loan”). The Equipment Loan is secured by a portion of the Company’s field service equipment, carries an interest rate of 3.95% per annum, requires monthly payments (principal and interest) of $184,000, and has a final maturity date of July 31, 2018. As of June 30, 2014, the Company had a total of $8.5 million outstanding on the Equipment Loan.

The Company entered into interest rate hedge agreements to help manage interest rate exposure. These contracts include interest rate swaps. Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. In July 2012, the Company entered into interest swap agreements for a period of two years, which commenced in January 2014, related to $75 million of the Company’s bank debt resulting in a LIBO fixed rate of 0.563%. For the six months ended June 30, 2014, the Company recorded interest expense and paid $132,000 related to the settlement of interest rate swaps.

(7) Other Long-Term Obligations and Commitments:

Operating Leases:

The Company has several non-cancelable operating leases, primarily for rental of office space, that have a term of more than one year. The future minimum lease payments for the rest of fiscal 2014 and thereafter for the operating leases are as follows:

(Thousands of dollars)	Operating Leases
2014	$376
2015	651
2016	545
2017	46

Total minimum payments	$1,618

Rent expense for office space for the six months ended June 30, 2014 and 2013 was $369,000 and $376,000, respectively.

Asset Retirement Obligation:

A reconciliation of the liability for plugging and abandonment costs for the six months ended June 30, 2014 is as follows:

(Thousands of dollars)
Asset retirement obligation – December 31, 2013	$10,537
Liabilities incurred	155
Liabilities settled	(240)
Accretion expense	180
Revisions in estimated liabilities	—

Asset retirement obligation – June 30, 2014	$10,632

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

(8) Contingent Liabilities:

The Company, as managing general partner of the affiliated Partnerships, is responsible for all Partnership activities, including the drilling of development wells and the production and sale of oil and gas from productive wells. The Company also provides the administration, accounting and tax preparation work for the Partnerships, and is liable for all debts and liabilities of the affiliated Partnerships, to the extent that the assets of a given limited Partnership are not sufficient to satisfy its obligations. As of June 30, 2014, the affiliated Partnerships have established cash reserves in excess of their debts and liabilities and the Company believes these reserves will be sufficient to satisfy Partnership obligations.

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

(9) Stock Options and Other Compensation:

In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. At June 30, 2014 and 2013, remaining options held by two key executive officers on 767,500 shares were outstanding and exercisable at prices ranging from $1.00 to $1.25. According to their terms, the options have no expiration date.

(10) Related Party Transactions:

The Company, as managing general partner or managing trustee, makes an annual offer to repurchase the interests of the partners and trust unit holders in certain of the Partnerships or Trusts. The Company purchased such interests in amounts totaling $209,000 and $7,000 for the six months ended June 30, 2014 and 2013, respectively.

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

(11) Financial Instruments:

Fair Value Measurements:

Authoritative guidance on fair value measurements defines fair value, establishes a framework for measuring fair value and stipulates the related disclosure requirements. The Company follows a three-level hierarchy, prioritizing and defining the types of inputs used to measure fair value. The fair values of the Company’s interest rate swaps, natural gas and crude oil price collars and swaps are designated as Level 3. The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013:

June 30, 2014 (Thousands of dollars)	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2014
Assets
Commodity derivative contracts	$—	$—	$95	$95
Interest rate derivative contracts	—	—	42	42

Total assets	$—	$—	$137	$137

Liabilities
Commodity derivative contracts	$—	$—	$(6,767)	$(6,767)
Interest rate derivative contracts	—	—	(285)	(285)

Total liabilities	$—	$—	$(7,052)	$(7,052)

December 31, 2013 (Thousands of dollars)	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2013
Assets
Commodity derivative contracts	$—	$—	$1,337	$1,337
Interest rate derivative contracts	—	—	86	86

Total assets	$—	$—	$1,423	$1,423

Liabilities
Commodity derivative contracts	$—	$—	$(2,010)	$(2,010)
Interest rate derivative contracts	—	—	(278)	(278)

Total liabilities	$—	$—	$(2,288)	$(2,288)

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

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the six months ended June 30, 2014.

(Thousands of dollars)
Net liabilities – December 31, 2013	$(865)
Total realized and unrealized gains / losses:
Included in earnings (a)	(8,854)
Included in other comprehensive loss	(50)
Purchases, sales, issuances and settlements	2,854

Net liabilities – June 30, 2014	$(6,915)

(a)	Derivative instruments are reported in revenues as realized gain/loss and on a separately reported line item captioned unrealized gain/loss on derivative instruments, and interest rate swap instruments are reported as an increase or reduction to interest expense.

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

Interest rate swap derivatives are treated as cash-flow hedges and are used to fix or float interest rates on existing debt. The value of these interest rate swaps at June 30, 2014 and December 31, 2013 is located in accumulated other comprehensive loss, net of tax. Settlement of the swaps, which began in January 2014, is recorded within interest expense.

The following table sets forth the effect of derivative instruments on the condensed consolidated balance sheets at June 30, 2014 and December 31, 2013:

		Fair Value
(Thousands of dollars)	Balance Sheet Location	June 30, 2014	December 31, 2013
Asset Derivatives:
Derivatives designated as cash-flow hedging instruments:
Interest rate swap contracts	Other assets	$42	$86
Derivatives not designated as cash-flow hedging instruments:
Crude oil commodity contracts	Other current assets	—	307
Natural gas commodity contracts	Other current assets	45	50
Crude oil commodity contracts	Other assets	13	980
Natural gas commodity contracts	Other assets	37	—

Total		$137	$1,423

Liability Derivatives:
Derivatives designated as cash-flow hedging instruments:
Interest rate swap contracts	Derivative liability short-term	$(268)	$(209)
Interest rate swap contracts	Derivative liability long-term	(17)	(69)
Derivatives not designated as cash-flow hedging instruments:
Crude oil commodity contracts	Derivative liability short-term	(4,640)	(1,667)
Natural gas commodity contracts	Derivative liability short-term	(640)	(318)
Crude oil commodity contracts	Derivative liability long-term	(1,460)	(25)
Natural gas commodity contracts	Derivative liability long-term	(27)	—

Total		$(7,052)	$(2,288)

Total derivative instruments		$(6,915)	$(865)

The following table sets forth the effect of derivative instruments on the condensed consolidated statement of operations for the six-month periods ended June 30, 2014 and 2013:

	Location of gain/loss recognized in income	Amount of gain/loss recognized in income
(Thousands of dollars)		2014	2013
Derivative designated as cash-flow hedge instruments:
Interest rate swap contracts	Interest expense	$(132)	$—
Derivatives not designated as cash-flow hedge instruments
Natural gas commodity contracts	Unrealized loss on derivative instruments, net	(316)	(437)
Crude oil commodity contracts	Unrealized gain (loss) on derivative instruments, net	(5,683)	2,834
Natural gas commodity contracts (a)	Realized gain (loss) on derivative instruments, net	(596)	331
Crude oil commodity contracts	Realized loss on derivative instruments, net	(2,127)	(257)

		$(8,854)	$2,471

(a)	In January 2014, the Company unwound and monetized natural gas swaps with original settlement dates from January 2015 through December 2015 for net proceeds of $276,000. The $276,000 gain associated with this early settlement transaction is included in realized gain on derivative instruments for the six months ended June 30, 2014.

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

	Six Months Ended June 30,
	2014			2013
	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount
Basic	$6,042	2,373,109	$2.55	$8,352	2,465,740	$3.39
Effect of dilutive securities:
Options	—	752,628		—	739,322

Diluted	$6,042	3,125,737	$1.93	$8,352	3,205,062	$2.61

	Three Months Ended June 30,
	2014			2013
	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount
Basic	$3,233	2,365,764	$1.37	$6,094	2,432,717	$2.51
Effect of dilutive securities:
Options	—	753,320		—	743,230

Diluted	$3,233	3,119,084	$1.04	$6,094	3,175,947	$1.92

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RECENT ACTIVITIES

During 2014, we continued our drilling program in our West Texas and Mid-Continent regions. It is our goal to increase our oil and gas reserves and production through the acquisition and development of oil and gas properties. Based upon the results of horizontal wells drilled by us and other offsetting operators and historical vertical well performance, we have decided to reduce the number of vertical wells in our drilling program and drill more horizontal wells. We believe horizontal development of our resource base will provide the opportunity to improve returns relative to vertical drilling by accessing a larger base of reserves in target zones with a lateral wellbore. Through July 24, 2014, we have participated in the drilling of 14 gross (3.8 net) wells; 8 of these wells are currently producing and the remainder are drilling or awaiting completion. We intend to drill a total of approximately 20 gross (8 net) wells this year, primarily in the West Texas and Oklahoma areas at a net cost of $30 million. In addition, we expect to begin our West Texas horizontal drilling program late in the fourth quarter of 2014 and through the first quarter of 2015, drilling up to nine wells in this phase at a net cost of approximately $35 million.

RESULTS OF OPERATIONS

2014 and 2013 Compared

We reported net income attributable to PrimeEnergy for the three and six months ended June 30, 2014 of $3.23 million, or $1.37 per share and $6.04 million, or $2.55 per share, respectively as compared to $6.09 million, or $2.51 per share and $8.35 million, or $3.39 per share for the three and six months ended June 30, 2013, respectively. Net income decreased by $2.86 million or 47% and $2.31 million or 28% for the three and six months ended June 30, 2014 as compared to the same periods during 2013 primarily due to an increase in realized and unrealized losses on derivative instruments partially offset by an increase in oil and gas sales and field service income and the first quarter 2014 gain on the sale of non-essential oil and gas interests as well as related decreases in income tax provisions. Realized and unrealized losses on derivative instruments increased by $10.06 million and $11.19 million for the three and six months ended June 30, 2014, respectively as compared to the same periods in 2013 largely due to an increase in future crude oil commodity prices during the 2014 periods as compared to crude oil commodity contracts held at December 31, 2013. Oil and gas sales increased by $1.93 million and $4.77 million for the three and six months ended June 30, 2014, respectively as compared to the same periods in 2013 largely due to an increase in crude oil production volumes and increases in crude oil and natural gas commodity prices during the three and six months ended June 30, 2014 as compared to production volumes and commodity prices during the three and six months ended June 30, 2013. Field service income increased by $0.34 million and $1.78 million for the three and six months ended June 30, 2014, respectively as compared to the same periods in 2013 with the addition of new service equipment during the latter periods of 2013 which is partially offset with corresponding increases in field service expenses. During the first quarter of 2014 we recognized gains on the sale of non-essential oil and gas interests and field service equipment of $3.17 million.

The significant components of net income are discussed below.

Oil and gas sales increased $1.93 million, or 8% from $24.13 million for the three months ended June 30, 2013 to $26.06 million for the three months ended June 30, 2014 and increased $4.77 million, or 10% from $45.49 million for the six months ended June 30, 2013 to $50.26 million for the six months ended June 30, 2014. Crude oil and natural gas sales vary due to changes in volumes of production sold and realized commodity prices. Our realized prices at the well head increased an average of $2.52 per barrel, or 3% and $5.30 per barrel, or 6% on crude oil during the three and six months ended June 30, 2014, respectively from the same periods in 2013 while our average well head price for natural gas increased $0.31 per mcf, or 6% and $0.90 per mcf, or 18% during the three and six months ended June 30, 2014, respectively from the same periods in 2013.

Our crude oil production increased by 13,000 barrels, or 7% from 188,000 barrels for the second quarter 2013 to 201,000 barrels for the second quarter 2014 and increased by 11,000 barrels, or 3% from 372,000 for the six months ended June 30, 2013 to 383,000 barrels for the six months ended June 30, 2014. Our natural gas production decreased by 43,000 mcf, or 3% from 1,235,000 mcf for the second quarter 2013 to 1,192,000 mcf for the second quarter 2014 and decreased by 80,000 mcf, or 3% from 2,425,000 mcf for the six months ended June 30, 2013 to 2,345,000 mcf for the six months ended June 30, 2014. The increase in crude oil production volumes are a result of our continued drilling success in West Texas, Gulf Coast and Oklahoma regions as we place new wells into production, partially offset by the natural decline of existing properties.

The following table summarizes the primary components of production volumes and average sales prices realized for the three and six months ended June 30, 2014 and 2013 (excluding realized gains and losses from derivatives).

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Increase / (Decrease)	2014	2013	Increase / (Decrease)
Barrels of Oil Produced	201,000	188,000	13,000	383,000	372,000	11,000
Average Price Received	$95.25	$92.73	$2.52	$94.73	$89.43	$5.30

Oil Revenue (In 000’s)	$19,146	$17,360	$1,786	$36,279	$33,224	$3,055
Mcf of Gas Produced	1,192,000	1,235,000	(43,000)	2,345,000	2,425,000	(80,000)
Average Price Received	$5.80	$5.49	$0.31	$5.96	$5.06	$0.90

Gas Revenue (In 000’s)	$6,917	$6,775	$142	$13,985	$12,270	$1,715

Total Oil & Gas Revenue (In 000’s)	$26,063	$24,135	$1,928	$50,264	$45,494	$4,770

Realized gain (loss) on derivative instruments, net include net losses of $0.35 million and $1.37 million on the settlements of natural gas and crude oil derivatives, respectively for the second quarter 2014 and net losses of $0.04 million and $0.13 million on the settlements of natural gas and crude oil derivatives, respectively for the second quarter 2013. Realized gain (loss) on derivative instruments include net losses of $0.60 million and $2.12 million on the settlements of natural gas and crude oil derivatives, respectively for the six months ended June 30, 2014 and net gains of $0.33 million and net losses of $0.26 million on the settlements of natural gas and crude oil derivatives, respectively for the six months ended June 30, 2013. In the first quarter of 2014, we unwound and monetized natural gas swaps with original settlement dates from January 2015 through December 2015 for net proceeds of $0.28 million. The $0.28 million gain associated with this early settlement transaction is included in realized gain on derivative instruments for the three and six months ended June 30, 2014.

Oil and gas prices received including the impact of derivatives but excluding the early settlement transactions were:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Increase (Decrease)	2014	2013	Increase
Oil Price	$88.42	$92.07	$(3.65)	$89.18	$88.74	$0.44
Gas Price	$5.50	$5.45	$0.05	$5.59	$5.20	$0.39

We do not apply hedge accounting to any of our commodity based derivatives, thus changes in the fair market value of commodity contracts held at the end of a reported period, referred to as mark-to-market adjustments, are recognized as unrealized gains and losses in the accompanying condensed consolidated statements of operations. As oil and natural gas prices remain volatile, mark-to-market accounting treatment creates volatility in our revenues. During the three and six months ended June 30, 2014, we recognized net unrealized gains of $0.19 million and net unrealized losses of $0.32 million, respectively associated with natural gas fixed swap contracts and net unrealized losses of $4.21 million and $5.68 million, respectively associated with crude oil fixed swaps and collars due to market fluctuations in natural gas and crude oil futures market prices between December 31, 2013 and June 30, 2014. During the three and six months ended June 30, 2013, we recognized net unrealized gains of $1.12 million and net unrealized losses of $0.43 million, respectively associated with natural gas fixed swap contracts and net unrealized gains of $3.36 million and $2.83 million, respectively associated with crude oil fixed swaps and collars due to market fluctuations in natural gas and crude oil futures market prices between December 31, 2012 and June 30, 2013.

Field service income increased $0.34 million, or 5% from $6.25 million for the second quarter 2013 to $6.59 million for the second quarter 2014 and $1.78 million, or 15% from $11.58 million for the six months ended June 30, 2013 to $13.36 million for the six months ended June 30, 2014. This underlying increase is a result of adding service equipment during the latter periods of 2013 and the market allowing us to charge slightly higher rates to customers. Workover rig services represent the bulk of our field service operations, and with the upgrading of our rigs during late 2013 those rates have all increased between the periods in our most active districts. In addition, income from water hauling and disposal services in our South Texas district have generally recovered from a slight down turn during the first half of 2013 due to increased competition in the area, and income from hot oiler services have increased in our West Texas district with the addition of service equipment in the area.

Lease operating expense decreased $0.77 million, or 7% from $11.00 million for the second quarter 2013 to $10.23 million for the second quarter 2014 and increased $1.16 million, or 6% from $20.98 million for the six months ended June 30, 2013 to $22.14 million for the six months ended June 30, 2014. This underlying increase is primarily due to higher pumper / labor costs and salt water disposal costs associated with new wells coming on line from the recent drilling success in West Texas partially offset by increased expensed workovers incurred during the second quarter 2013.

Field service expense decreased $0.12 million, or 2% from $5.17 million for the second quarter 2013 to $5.05 million for the second quarter 2014 and increased $0.87 million, or 9% from $9.70 million for the six months ended June 30, 2013 to $10.57 million for the six months ended June 30, 2014. Field service expenses primarily consist of salaries and vehicle operating expenses which have increased during the six months ended June 30, 2014 over the same period of 2013 as a direct result of increased services and utilization of the equipment.

Depreciation, depletion, amortization and accretion on discounted liabilities decreased $0.66 million, or 11% from $6.27 million for the second quarter 2013 to $5.61 million for the second quarter 2014 and $0.19 million, or 2% from $11.15 million for the six months ended June 30, 2013 to $10.96 million for the six months ended June 30, 2014. This decrease is primarily due to decreased depletion recognized during the three and six months ended June 30, 2014 associated with our offshore properties substantially offset with increased depletion rates recognized during the first six months of 2014 associated with the recent drilling success in West Texas as compared to the same periods of 2013.

General and administrative expense decreased $1.26 million, or 29% from $4.35 million for the three months ended June 30, 2013 to $3.09 million for the three months ended June 30, 2014 and $0.86 million, or 10% from $8.39 million for the six months ended June 30, 2013 to $7.53 million for the six months ended June 30, 2014. The underlying increase in general and administrative expense in 2014 is largely due to increased personnel costs in 2014, substantially offset in the second quarter of 2014 with the reimbursement of administrative expenses associated with development activities. The largest component of these personnel costs was salaries and employee related taxes and insurance.

Gain on sale and exchange of assets of $4.02 million and $1.76 million for the six months ended June 30, 2014 and June 30, 2013, respectively consists of sales of non-essential oil and gas interests and field service equipment.

Interest expense decreased $0.04 million, or 4% from $1.08 million for the second quarter 2013 to $1.04 million for the second quarter 2014 and $0.04 million, or 2% from $2.16 million for the six months ended June 30, 2013 to $2.12 million for the six months ended June 30, 2014. This decrease relates to a decrease in average debt outstanding during the 2014 periods partially offset by a slight increase in weighted average interest rates due to our Equipment Loan entered into in July 2013.

A provision for income taxes of $1.44 million, or an effective tax rate of 31% was recorded for the second quarter 2014 versus a provision of $3.56 million, or an effective tax rate of 37% for the second quarter 2013 and a provision of $2.91 million, or an effective tax rate of 33% was recorded for the six months ended June 30, 2014 versus a provision of $4.71 million, or an effective tax rate of 36% for the six months ended June 30, 2013. Our provision for income taxes can vary from the federal statutory tax rate of 34% primarily due to state taxes and percentage depletion deductions. We are entitled to percentage depletion on certain of our wells, which is calculated without reference to the basis of the property. To the extent that such depletion exceeds a property’s basis, it creates a permanent difference, which would have the effect of lowering our effective rate.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital resources are cash provided by our operating activities and our credit facility.

Net cash provided by our operating activities for the six months ended June 30, 2014 was $29.08 million compared to $16.88 million for the six months ended June 30, 2013. Excluding the effects of significant unforeseen expenses or other income, our cash flow from operations fluctuates primarily because of variations in oil and gas production and prices or changes in working capital accounts. Our oil and gas production will vary based on actual well performance but may be curtailed due to factors beyond our control.

Our realized oil and gas prices vary due to world political events, supply and demand of products, product storage levels, and weather patterns. We sell the vast majority of our production at spot market prices. Accordingly, product price volatility will affect our cash flow from operations. To mitigate price volatility, we sometimes lock in prices for some portion of our production through the use of derivatives.

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

We currently maintain a credit facility totaling $250 million, with a current borrowing base of $160 million and $57.25 million in availability at June 30, 2014. The bank reviews the borrowing base semi-annually and, at their discretion, may decrease or propose an increase to the borrowing base relative to a redetermined estimate of proved oil and gas reserves. Our oil and gas properties are pledged as collateral for the line of credit and we are subject to certain financial and operational covenants defined in the agreement. If we do not comply with these covenants on a continuing basis, the lenders have the right to refuse to advance additional funds under the facility and/or declare all principal and interest immediately due and payable. We are currently in compliance with these covenants and expect to be in compliance over the next twelve months.

In July 2013, we obtained a $10 million loan secured by a portion of our field service equipment used in our field service operations. We used the funds from that loan to pay down our credit facility, and as a result, freed up additional funds under the credit facility for future acquisitions, development and operations. As of July 28, 2014, we had a total of $8.3 million outstanding on this loan.

On July 29, 2014, we executed additional equipment financing facilities totaling $6 million. In August 2014, we plan on drawing down $4.8 million of this facility that is secured by field service equipment recently purchased and these proceeds will be used to pay down on our revolving credit facility, and as a result, free up additional funds under the credit facility for future acquisitions, development and operations. The remaining $1.2 million under this facility will be available to finance the acquisition of any future field service equipment.

It is our goal to increase our oil and gas reserves and production through the acquisition and development of oil and gas properties. During 2014, we continued our drilling program in our West Texas and Mid-Continent regions. Based upon the results of horizontal wells drilled by us and other offsetting operators and historical vertical well performance, we have decided to reduce the number of vertical wells in our drilling program and drill more horizontal wells. We believe horizontal development of our resource base will provide the opportunity to improve returns relative to vertical drilling by accessing a larger base of reserves in target zones with a lateral wellbore. During 2014, we intend to drill a total of approximately 20 gross (8 net) wells, primarily in the West Texas and Oklahoma areas, at a net cost of $30 million. In addition, we expect to begin our West Texas horizontal drilling program late in the fourth quarter of 2014 and through the first quarter of 2015, drilling up to nine wells in this phase at a net cost of approximately $35 million. We also continue to explore and consider opportunities to further expand our oilfield servicing revenues through additional investment in field service equipment. However, the majority of our capital spending is discretionary, and the ultimate level of expenditures will be dependent on our assessment of the oil and gas business environment, the number and quality of oil and gas prospects available, the market for oilfield services, and oil and gas business opportunities in general.

We have in place both a stock repurchase program and a limited partnership interest repurchase program under which we expect to continue spending during 2014. For the six month period ended June 30, 2014, we have spent $1.50 million under these programs.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	RISK FACTORS

The Company is a smaller reporting company and no response is required pursuant to this Item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities by the Company during the period covered by this report.

During the six months ended June 30, 2014, the Company purchased the following shares of common stock as treasury shares.

2014 Month	Number of Shares	Average Price Paid per share	Maximum Number of Shares that May Yet Be Purchased Under The Program at Month-End (1)
January	6,214	$50.34	336,114
February	714	$52.21	335,400
March	13,684	$50.92	321,716
April	1,201	$55.15	320,515
May	2,366	$58.33	318,149
June	663	$61.08	317,486

Total/Average	24,842	$51.99

(1)	In December 1993, we announced that the Board of Directors authorized a stock repurchase program whereby we may purchase outstanding shares of the common stock from time-to-time, in open market transactions or negotiated sales. On October 31, 2012, the Board of Directors of the Company approved an additional 500,000 shares of the Company’s stock to be included in the stock repurchase program. A total of 3,500,000 shares have been authorized to date under this program. Through June 30, 2014, a total of 3,182,514 shares have been repurchased under this program for $50,199,297 at an average price of $15.77 per share. Additional purchases of shares may occur as market conditions warrant. We expect future purchases will be funded with internally generated cash flow or from working capital.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	RESERVED

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit No.

3.1	Restated Certificate of Incorporation of PrimeEnergy Corporation (effective July 1, 2009) (Incorporated by reference to Exhibit 3.1 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2009)

3.2	Bylaws of PrimeEnergy Corporation (Incorporated by reference to Exhibit 3.2 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2010)

10.4	Amended and Restated Agreement of Limited Partnership, FWOE Partners L.P., dated as of August 22, 2005 (Incorporated by reference to Exhibit 10.4 to PrimeEnergy Corporation Form 8-K for events of August 22, 2005)

10.4.1	Contribution Agreement between F-W Oil Exploration L.L.C. and FWOE Partners L.P. dated as of August 22, 2005 (Incorporated by reference to exhibit 10.4.1 to PrimeEnergy Corporation Form 8-K for events of August 22, 2005)

10.18	Composite copy of Non-Statutory Option Agreements (Incorporated by reference to Exhibit 10.18 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2004)

10.22.5.9	Second Amended and Restated Credit Agreement dated July 30, 2010, by and among PrimeEnergy Corporation, the Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, and EOWS Midland Company), Compass Bank (successor in interest to Guaranty Bank, FSB) As Administrative Agent and Letter of Credit Issuer, BBVA Compass, As Sole Lead Arranger and Sole Bookrunner and The Lenders Signatory Hereto (BNP Paribas, JPMorgan Chase Bank, N.A. and Amegy Bank National Association) (Incorporated by reference to Exhibit 10.22.5.9 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2010)

10.22.5.9.1	First Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, BNP Paribas, JPMorgan Chase Bank, N.A., Amegy Bank National Association) effective September 30, 2010 (Incorporated by reference to Exhibit 10.22.5.9.1 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2010).

10.22.5.9.2	Second Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, BNP Paribas, JPMorgan Chase Bank, N.A., Amegy Bank National Association) effective June 22, 2011 (Incorporated by reference to Exhibit 10.22.5.9.2 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2011).

10.22.5.9.3	Third Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, BNP Paribas, JPMorgan Chase Bank, N.A., Amegy Bank National Association) effective December 8, 2011 (Incorporated by reference to Exhibit 10.22.5.9.3 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2011).

10.22.5.9.4	Fourth Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, BNP Paribas, JPMorgan Chase Bank, N.A., Amegy Bank National Association) effective June 25, 2012 (Incorporated by reference to Exhibit 10.22.5.9.4 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2012).

Exhibit No.

10.22.5.9.5	Fifth Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company, Prime Offshore L.L.C.), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, Wells Fargo Bank National Association, JPMorgan Chase Bank, N.A., Amegy Bank National Association, KeyBank National Association) effective November 26, 2012 (Incorporated by reference to Exhibit 10.22.5.9.5 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2012).

10.22.5.9.6	Sixth Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company, Prime Offshore L.L.C.), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, Wells Fargo Bank National Association, JPMorgan Chase Bank, N.A., Amegy Bank National Association, KeyBank National Association) effective June 28, 2013 (Incorporated by reference to Exhibit 10.22.5.9.6 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2013).

10.22.5.9.7	Assignment Agreement made by and among Amegy Bank National Association, as Assignor, and Compass Bank (successor in interest to Guaranty Bank, FSB), Wells Fargo Bank, National Association, JPMorgan Chase Bank and KeyBank National Association, as Assignees, effective December 23, 2013 (Incorporated by reference to Exhibit 10.22.5.9.7 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2013).

10.22.5.9.8	Seventh Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company, Prime Offshore L.L.C.), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, Wells Fargo Bank National Association, JPMorgan Chase Bank, N.A., KeyBank National Association) effective June 26, 2014 (filed herewith).

10.23.1	Loan and Security Agreement dated July 31, 2013, by and between JP Morgan Chase Bank, N.A. and Eastern Oil Well Service Company, EOWS Midland Company and Southwest Oilfield Construction Company (Incorporated by reference to Exhibit 10.23.1 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2013).

10.23.2	Business Purpose Promissory Note dated July 31, 2013, made by Eastern Oil Well Service Company, EOWS Midland Company and Southwest Oilfield Construction Company to JP Morgan Chase Bank N.A. (Incorporated by reference to Exhibit 10.23.2 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2013).

10.23.3	Guaranty dated July 31, 2013, made by PrimeEnergy Corporation in favor of JP Morgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.23.3 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2013).

10.23.4	Agreement of Equipment Substitution dated January 15, 2014, by and between JP Morgan Chase Bank, N.A. and Eastern Oil Well Service Company, EOWS Midland Company and Southwest Oilfield Construction Company (Incorporated by reference to Exhibit 10.23.4 to PrimeEnergy Corporation Form 10-Q for the quarter ended March 31, 2014)

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit No.

101.INS	XBRL (eXtensible Business Reporting Language) Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PrimeEnergy Corporation
(Registrant)

July 31, 2014	/s/ Charles E. Drimal, Jr.
(Date)	Charles E. Drimal, Jr.
President
Principal Executive Officer

July 31, 2014	/s/ Beverly A. Cummings
(Date)	Beverly A. Cummings
Executive Vice President
Principal Financial Officer