Form 10-Q
period 2014-09-30
PRIMEENERGY CORP
filed 2014-11-13
CIK 56868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

The number of shares outstanding of each class of the Registrant’s Common Stock as of November 10, 2014 was: Common Stock, $0.10 par value 2,343,660 shares.

PrimeEnergy Corporation

Index to Form 10-Q

September 30, 2014

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

PRIMEENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS – Unaudited

(Thousands of dollars, except per share amounts)

	September 30, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$9,193	$9,526
Restricted cash and cash equivalents	3,507	2,065
Accounts receivable, net	16,625	17,693
Other current assets	4,105	3,391

Total Current Assets	33,430	32,675
Property and Equipment, at cost
Oil and gas properties (successful efforts method), net	204,730	195,023
Field and office equipment, net	12,723	13,402

Total Property and Equipment, Net	217,453	208,425
Other Assets	1,238	1,822

Total Assets	$252,121	$242,922

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$17,894	$16,249
Accrued liabilities	15,378	6,832
Current portion of long-term debt	2,832	1,870
Current portion of asset retirement and other long-term obligations	2,740	3,310
Derivative liability short-term	313	2,194
Due to related parties	287	23

Total Current Liabilities	39,444	30,478
Long-Term Bank Debt	96,430	120,023
Asset Retirement Obligations	7,222	7,227
Derivative Liability Long-Term	2	94
Deferred Income Taxes	40,099	31,962

Total Liabilities	183,197	189,784
Commitments and Contingencies
Equity
Common stock, $.10 par value; Authorized: 4,000,000 shares, issued: 3,836,397 shares	383	383
Paid-in capital	7,122	6,803
Retained earnings	95,457	78,616
Accumulated other comprehensive loss, net	(119)	(123)
Treasury stock, at cost; 1,492,412 shares and 1,447,613 shares	(42,804)	(40,251)

Total Stockholders’ Equity – PrimeEnergy	60,039	45,428
Non-controlling interest	8,885	7,710

Total Equity	68,924	53,138

Total Liabilities and Equity	$252,121	$242,922

The accompanying notes are an integral part of these condensed consolidated financial statements

PRIMEENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – Unaudited

(Thousands of dollars, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues
Oil and gas sales	$23,372	$25,948	$73,636	$71,442
Realized gain (loss) on derivative instruments, net	151	(1,201)	(2,572)	(1,127)
Field service income	6,472	6,772	19,830	18,348
Administrative overhead fees	2,383	2,319	7,057	6,976
Unrealized gain (loss) on derivative instruments, net	8,360	(3,869)	2,361	(1,472)
Other income	6	11	146	63

Total Revenues	40,744	29,980	100,458	94,230
Costs and Expenses
Lease operating expense	10,979	11,331	33,115	32,310
Field service expense	5,149	5,521	15,720	15,224
Depreciation, depletion, amortization and accretion on discounted liabilities	5,789	5,177	16,748	16,329
Gain on settlement of asset retirement obligations	(1,787)	—	(1,787)	—
General and administrative expense	4,289	3,864	11,819	12,252
Exploration costs	—	2	—	3

Total Costs and Expenses	24,419	25,895	75,615	76,118
Gain on Sale and Exchange of Assets	1,608	760	5,623	2,519

Income from Operations	17,933	4,845	30,466	20,631
Other Income and Expenses
Less: Interest expense	984	1,000	3,103	3,158
Add: Interest income	—	—	—	2

Income Before Provision for Income Taxes	16,949	3,845	27,363	17,475
Provision for Income Taxes	5,617	1,227	8,531	5,935

Net Income	11,332	2,618	18,832	11,540
Less: Net Income Attributable to Non-Controlling Interests	533	386	1,991	956

Net Income Attributable to PrimeEnergy	$10,799	$2,232	$16,841	$10,584

Basic Income Per Common Share	$4.58	$0.92	$7.11	$4.32

Diluted Income Per Common Share	$3.47	$0.71	$5.40	$3.32

The accompanying notes are an integral part of these condensed consolidated financial statements

PRIMEENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – Unaudited

Nine Months Ended September 30, 2014 and 2013

(Thousands of dollars)

	2014	2013
Net Income	$18,832	$11,540
Other Comprehensive Income (Loss), net of taxes:
Changes in fair value of hedge positions, net of taxes of $1 and $(12), respectively	4	(21)

Total other comprehensive income (loss)	4	(21)

Comprehensive Income	18,836	11,519
Less: Comprehensive Income Attributable to Non-Controlling Interest	1,991	956

Comprehensive Income Attributable to PrimeEnergy	$16,845	$10,563

The accompanying notes are an integral part of these condensed consolidated financial statements

PRIMEENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY – Unaudited

Nine Months Ended September 30, 2014

(Thousands of dollars)

	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive	Treasury	Total Stockholders’ Equity –	Non-Controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	PrimeEnergy	Interest	Equity

Balance at December 31, 2013	3,836,397	$383	$6,803	$78,616	$(123)	$(40,251)	$45,428	$7,710	$53,138
Repurchase 44,799 shares of common stock	—	—	—	—	—	(2,553)	(2,553)	—	(2,553)
Net income	—	—	—	16,841	—	—	16,841	1,991	18,832
Other comprehensive income, net of taxes	—	—	—	—	4	—	4	—	4
Repurchase of non-controlling interests	—	—	319	—	—	—	319	(552)	(233)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(264)	(264)

Balance at September 30, 2014	3,836,397	$383	$7,122	$95,457	$(119)	$(42,804)	$60,039	$8,885	$68,924

The accompanying notes are an integral part of these condensed consolidated financial statements

PRIMEENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

Nine Months Ended September 30, 2014 and 2013

(Thousands of dollars)

	2014	2013
Cash Flows from Operating Activities:
Net income	$18,832	$11,540
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion on discounted liabilities	16,748	16,329
Gain on sale of properties	(5,623)	(2,519)
Unrealized (gain) loss on derivative instruments, net	(2,361)	1,472
Gain on settlement of asset retirement obligations	(1,787)	—
Provision for deferred income taxes	8,153	5,407
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	1,068	(4,510)
Decrease in other assets	216	253
Increase (decrease) in accounts payable	203	(362)
Increase in accrued liabilities	8,546	2,988
Increase in due to related parties	294	108

Net Cash Provided by Operating Activities	44,289	30,706

Cash Flows from Investing Activities:
Capital expenditures, including exploration expense	(25,246)	(22,459)
Proceeds from sale of property and equipment	6,305	2,997

Net Cash Used in Investing Activities	(18,941)	(19,462)

Cash Flows from Financing Activities:
Purchase of stock for treasury	(2,553)	(2,977)
Purchase of non-controlling interests	(233)	(14)
Proceeds from long-term bank debt and other long-term obligations	40,088	37,250
Repayment of long-term bank debt and other long-term obligations	(62,719)	(42,401)
Distribution to non-controlling interests	(264)	(182)

Net Cash Used in Financing Activities	(25,681)	(8,324)

Net (Decrease) Increase in Cash and Cash Equivalents	(333)	2,920
Cash and Cash Equivalents at the Beginning of the Period	9,526	8,602

Cash and Cash Equivalents at the End of the Period	$9,193	$11,522

Supplemental Disclosures:
Income taxes paid (refunded)	$320	$(63)
Interest paid	$3,111	$3,187

The accompanying notes are an integral part of these condensed consolidated financial statements

PRIMEENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

(1) Basis of Presentation:

The accompanying condensed consolidated financial statements of PrimeEnergy Corporation (“PEC” or the “Company”) have not been audited by independent public accountants. Pursuant to applicable Securities and Exchange Commission (“SEC”) rules and regulations, the accompanying interim financial statements do not include all disclosures presented in annual financial statements and the reader should refer to the Company’s Form 10-K for the year ended December 31, 2013. In the opinion of management, the accompanying interim condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013, the condensed consolidated results of operations for the three and nine months ended September 30, 2014 and 2013, and the condensed consolidated results of cash flows and equity for the nine months ended September 30, 2014 and 2013. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation. The results for interim periods are not necessarily indicative of annual results. For purposes of disclosure in the condensed consolidated financial statements, subsequent events have been evaluated through the date the statements were issued.

Recently Issued Accounting Pronouncements:

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 provided guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance requires entities to present unrecognized tax benefits as a decrease in a net operating loss, similar tax loss, or tax credit carryforward if certain criteria are met. The guidance will eliminate the diversity in practice in the presentation of unrecognized tax benefits but will not alter the way in which entities assess deferred tax assets for realizability. ASU No. 2013-11 is effective for annual and interim reporting periods beginning after December 15, 2013. The requirements of ASU 2013-11 did not have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

(2) Acquisitions and Dispositions:

Historically the Company has repurchased the interests of the partners and trust unit holders in the eighteen oil and gas limited partnerships (the “Partnerships”) and the two asset and business income trusts (the “Trusts”) managed by the Company as general partner and as managing trustee, respectively. The Company purchased such interests in amounts totaling $233,000 and $14,000 for the nine months ended September 30, 2014 and 2013, respectively.

(3) Restricted Cash and Cash Equivalents:

Restricted cash and cash equivalents include $3.51 million and $2.01 million at September 30, 2014 and December 31, 2013, respectively, of cash primarily pertaining to oil and gas revenue payments. There were corresponding accounts payable recorded at September 30, 2014 and December 31, 2013 for these liabilities. Both the restricted cash and the accounts payable are classified as current on the accompanying condensed consolidated balance sheets.

(4) Additional Balance Sheet Information:

Certain balance sheet amounts are comprised of the following:

(Thousands of dollars)	September 30, 2014	December 31, 2013
Accounts Receivable:
Joint interest billing	$3,322	$6,287
Trade receivables	2,120	2,014
Oil and gas sales	9,441	9,604
Other	2,285	122

	17,168	18,027
Less: Allowance for doubtful accounts	(543)	(334)

Total	$16,625	$17,693

(Thousands of dollars)	September 30, 2014	December 31, 2013

Accounts Payable:
Trade	$3,534	$1,596
Royalty and other owners	9,106	7,391
Partner advances	3,160	3,378
Prepaid drilling deposits	340	978
Other	1,754	2,906

Total	$17,894	$16,249

Accrued Liabilities:
Compensation and related expenses	$6,909	$3,062
Property costs	7,725	3,119
Income tax	322	268
Other	422	383

Total	$15,378	$6,832

(5) Property and Equipment:

Property and equipment at September 30, 2014 and December 31, 2013 consisted of the following:

(Thousands of dollars)	September 30, 2014	December 31, 2013

Proved oil and gas properties, at cost	$388,128	$364,123
Less: Accumulated depletion and depreciation	(183,398)	(169,100)

Oil and Gas Properties, Net	$204,730	$195,023

Field and office equipment	$26,867	$26,653
Less: Accumulated depreciation	(14,144)	(13,251)

Field and Office Equipment, Net	$12,723	$13,402

Total Property and Equipment, Net	$217,453	$208,425

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

At September 30, 2014, the credit facility borrowing base was $160.0 million with no required monthly reduction amount. The borrowings made within the credit facility may be placed in a base rate loan or LIBO rate loan. The Company’s borrowing rates in the credit facility provide for base rate loans at the prime rate (3.25% at September 30, 2014) plus applicable margin utilization rates that range from 1.50% to 2.00%, and LIBO rate loans at LIBO published rates plus applicable utilization rates (2.50% to 3.00% at September 30, 2014). At September 30, 2014, the Company had in place one base rate loan and one LIBO rate loan with effective rates of 4.75% and 2.65%, respectively.

At September 30, 2014, the Company had a total of $86.5 million of borrowings outstanding under its revolving credit facility at a weighted-average interest rate of 3.32% and $73.5 million available for future borrowings. The combined weighted average interest rate paid on outstanding bank borrowings subject to base rate and LIBO interest was 3.48% for the nine months ended September 30, 2014 as compared to 3.53% for the nine months ended September 30, 2013.

On July 31, 2013, the Company entered into a $10.0 million Loan and Security Agreement with JP Morgan Chase Bank (“Equipment Loan”). The Equipment Loan is secured by a portion of the Company’s field service equipment, carries an interest rate of 3.95% per annum, requires monthly payments (principal and interest) of $184,000, and has a final maturity date of July 31, 2018. As of September 30, 2014, the Company had a total of $8.0 million outstanding on the Equipment Loan.

On July 29, 2014, the Company entered into additional equipment financing facilities totaling $6.0 million with JP Morgan Chase Bank. In August 2014, the Company drew down $4.8 million of this facility that is secured by recently purchased field service equipment, carries an interest rate of 3.40% per annum, requires monthly payments (principal and interest) of $87,800, and has a final maturity date of July 31, 2019. As of September 30, 2014, the Company had a total of $4.8 million outstanding on this facility. The remaining $1.2 million under this facility is available to finance the acquisition of any future field service equipment.

The Company entered into interest rate hedge agreements to help manage interest rate exposure. These contracts include interest rate swaps. Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. In July 2012, the Company entered into interest swap agreements for a period of two years, which commenced in January 2014, related to $75 million of the Company’s bank debt resulting in a LIBO fixed rate of 0.563%. For the nine months ended September 30, 2014, the Company recorded interest expense and paid $210,000 related to the settlement of interest rate swaps.

(7) Other Long-Term Obligations and Commitments:

Operating Leases:

The Company has several non-cancelable operating leases, primarily for rental of office space, that have a term of more than one year. The future minimum lease payments for the rest of fiscal 2014 and thereafter for the operating leases are as follows:

(Thousands of dollars)	Operating Leases

2014	$188
2015	651
2016	545
2017	46

Total minimum payments	$1,430

Rent expense for office space for the nine months ended September 30, 2014 and 2013 was $579,000 and $548,000, respectively.

Asset Retirement Obligation:

A reconciliation of the liability for plugging and abandonment costs for the nine months ended September 30, 2014 is as follows:

(Thousands of dollars)

Asset retirement obligation – December 31, 2013	$10,537
Liabilities incurred	1,579
Liabilities settled	(642)
Gain on settlement of liabilities	(1,787)
Accretion expense	275
Revisions in estimated liabilities	—

Asset retirement obligation – September 30, 2014	$9,962

The Company’s liability is determined using significant assumptions, including current estimates of plugging and abandonment costs, annual inflation of these costs, the productive life of wells and a risk-adjusted interest rate. Changes in any of these assumptions can result in significant revisions to the estimated asset retirement obligation. Revisions to the asset retirement obligation are recorded with an offsetting change to producing properties, resulting in prospective changes to depreciation, depletion and amortization expense and accretion of discount. Because of the subjectivity of assumptions and the relatively long life of most of the Company’s wells, the costs to ultimately retire the wells may vary significantly from previous estimates. In 2014, the Company recognized a gain on the settlement of asset retirement obligations associated with insurance recoveries related to obligations previously recognized on the plugging and abandonment of a well.

(8) Contingent Liabilities:

The Company, as managing general partner of the affiliated Partnerships, is responsible for all Partnership activities, including the drilling of development wells and the production and sale of oil and gas from productive wells. The Company also provides the administration, accounting and tax preparation work for the Partnerships, and is liable for all debts and liabilities of the affiliated Partnerships, to the extent that the assets of a given limited Partnership are not sufficient to satisfy its obligations. As of September 30, 2014, the affiliated Partnerships have established cash reserves in excess of their debts and liabilities and the Company believes these reserves will be sufficient to satisfy Partnership obligations.

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

(9) Stock Options and Other Compensation:

In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. At September 30, 2014 and 2013, remaining options held by two key executive officers on 767,500 shares were outstanding and exercisable at prices ranging from $1.00 to $1.25. According to their terms, the options have no expiration date.

(10) Related Party Transactions:

The Company, as managing general partner or managing trustee, makes an annual offer to repurchase the interests of the partners and trust unit holders in certain of the Partnerships or Trusts. The Company purchased such interests in amounts totaling $233,000 and $14,000 for the nine months ended September 30, 2014 and 2013, respectively.

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

(11) Financial Instruments:

Fair Value Measurements:

Authoritative guidance on fair value measurements defines fair value, establishes a framework for measuring fair value and stipulates the related disclosure requirements. The Company follows a three-level hierarchy, prioritizing and defining the types of inputs used to measure fair value. The fair values of the Company’s interest rate swaps, natural gas and crude oil price collars and swaps are designated as Level 3. The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013:

September 30, 2014 (Thousands of dollars)	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2014
Assets
Commodity derivative contracts	$—	$—	$1,774	$1,774
Interest rate derivative contracts	—	—	42	42

Total assets	$—	$—	$1,816	$1,816

Liabilities
Commodity derivative contracts	$—	$—	$(86)	$(86)
Interest rate derivative contracts	—	—	(229)	(229)

Total liabilities	$—	$—	$(315)	$(315)

December 31, 2013 (Thousands of dollars)	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2013
Assets
Commodity derivative contracts	$—	$—	$1,337	$1,337
Interest rate derivative contracts	—	—	86	86

Total assets	$—	$—	$1,423	$1,423

Liabilities
Commodity derivative contracts	$—	$—	$(2,010)	$(2,010)
Interest rate derivative contracts	—	—	(278)	(278)

Total liabilities	$—	$—	$(2,288)	$(2,288)

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

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the nine months ended September 30, 2014.

(Thousands of dollars)
Net liabilities – December 31, 2013	$(865)
Total realized and unrealized gains / losses:
Included in earnings (a)	(421)
Included in other comprehensive income	5
Purchases, sales, issuances and settlements	2,782

Net assets – September 30, 2014	$1,501

(a)	Derivative instruments are reported in revenues as realized gain/loss and on a separately reported line item captioned unrealized gain/loss on derivative instruments, and interest rate swap instruments are reported as an increase or reduction to interest expense.

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

Interest rate swap derivatives are treated as cash-flow hedges and are used to fix or float interest rates on existing debt. The value of these interest rate swaps at September 30, 2014 and December 31, 2013 is located in accumulated other comprehensive loss, net of tax. Settlement of the swaps, which began in January 2014, is recorded within interest expense.

The following table sets forth the effect of derivative instruments on the condensed consolidated balance sheets at September 30, 2014 and December 31, 2013:

		Fair Value
(Thousands of dollars)	Balance Sheet Location	September 30, 2014	December 31, 2013
Asset Derivatives:
Derivatives designated as cash-flow hedging instruments:
Interest rate swap contracts	Other assets	$42	$86
Derivatives not designated as cash-flow hedging instruments:
Crude oil commodity contracts	Other current assets	1,041	307
Natural gas commodity contracts	Other current assets	308	50
Crude oil commodity contracts	Other assets	362	980
Natural gas commodity contracts	Other assets	63	—

Total		$1,816	$1,423

Liability Derivatives:
Derivatives designated as cash-flow hedging instruments:
Interest rate swap contracts	Derivative liability short-term	$(229)	$(209)
Interest rate swap contracts	Derivative liability long-term	—	(69)
Derivatives not designated as cash-flow hedging instruments:
Crude oil commodity contracts	Derivative liability short-term	(12)	(1,667)
Natural gas commodity contracts	Derivative liability short-term	(72)	(318)
Crude oil commodity contracts	Derivative liability long-term	—	(25)
Natural gas commodity contracts	Derivative liability long-term	(2)	—

Total		$(315)	$(2,288)

Total derivative instruments		$1,501	$(865)

The following table sets forth the effect of derivative instruments on the condensed consolidated statement of operations for the nine-month periods ended September 30, 2014 and 2013:

(Thousands of dollars)	Location of gain/loss recognized in income	Amount of gain/loss recognized in income
		2014	2013
Derivative designated as cash-flow hedge instruments:
Interest rate swap contracts	Interest expense	$(210)	$—
Derivatives not designated as cash-flow hedge instruments
Natural gas commodity contracts	Unrealized loss on derivative instruments, net	565	(437)
Crude oil commodity contracts	Unrealized gain (loss) on derivative instruments, net	1,796	2,834
Natural gas commodity contracts (a)	Realized gain (loss) on derivative instruments, net	(580)	331
Crude oil commodity contracts	Realized loss on derivative instruments, net	(1,992)	(257)

		$(421)	$2,471

(a)	In January 2014, the Company unwound and monetized natural gas swaps with original settlement dates from January 2015 through December 2015 for net proceeds of $276,000. In September 2014, the Company unwound and monetized crude oil swaps with original settlement dates from January 2016 through December 2016 for net proceeds of $703,000. The $979,000 gains associated with these early settlement transactions are included in realized gain on derivative instruments for the nine months ended September 30, 2014.

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

	Nine Months Ended September 30,
	2014			2013
	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount

Basic	$16,841	2,367,602	$7.11	$10,584	2,448,743	$4.32
Effect of dilutive securities:
Options	—	753,464		—	743,966

Diluted	$16,841	3,121,066	$5.40	$10,584	3,192,709	$3.32

	Three Months Ended September 30,
	2014			2013
	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount

Basic	$10,799	2,356,766	$4.58	$2,232	2,415,303	$0.92
Effect of dilutive securities:
Options	—	754,847		—	749,664

Diluted	$10,799	3,111,613	$3.47	$2,232	3,164,967	$0.71

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RECENT ACTIVITIES

During 2014, we continued our drilling program in our West Texas and Mid-Continent regions. It is our goal to increase our oil and gas reserves and production through the acquisition and development of oil and gas properties. Based upon the results of horizontal wells drilled by us and other offsetting operators and historical vertical well performance, we have decided to reduce the number of vertical wells in our drilling program and drill more horizontal wells. We believe horizontal development of our resource base will provide the opportunity to improve returns relative to vertical drilling by accessing a larger base of reserves in target zones with a lateral wellbore. Through November 10, 2014, we have participated in the drilling of 23 gross (10.9 net) wells; 14 of these wells are currently producing and the remainder are drilling or awaiting completion.

We intend to drill a total of approximately 25 gross (11.5 net) wells this year, primarily in the West Texas and Oklahoma areas at a net cost of $30 million. During 2014 we have participated in the drilling of 10 horizontal wells in our Mid-Continent region under various joint venture agreements, and expect 7 more wells to be drilled in the fourth quarter of 2014 and first quarter of 2015. This horizontal development is primarily in Grant and Canadian counties where we have approximately 6,450 net acres which we believe has significant resource potential based on drilling results and those of offset operators. In addition, we expect to begin our West Texas, Upton County horizontal drilling program in the first quarter of 2015, drilling up to 9 wells in this phase at a net cost of approximately $35 million. Discussions with our joint venture partner, in that program, Apache Corporation, indicate that including additional phases of development in the program, will result in approximately 60 horizontal wells being drilled over the next 18 to 24 months at a cost of approximately $470 million. We own various interests, ranging from 33% up to 50% interest in the lands to be developed in the program, and expect our share of these capital expenditures to be approximately $150 million. We maintain an acreage position of over 26,000 gross (16,500 net) acres in the Permian Basin in West Texas, primarily in Reagan, Upton, Martin and Midland counties. We have currently identified 64 proved undeveloped drilling locations there and believe this acreage has significant resource potential in the Spraberry and Wolfcamp intervals for additional drilling locations opportunities.

RESULTS OF OPERATIONS

2014 and 2013 Compared

We reported net income attributable to PrimeEnergy for the three and nine months ended September 30, 2014 of $10.80 million, or $4.58 per share and $16.84 million, or $7.11 per share, respectively as compared to $2.23 million, or $0.92 per share and $10.58 million, or $4.32 per share for the three and nine months ended September 30, 2013, respectively. Net income increased by $8.57 million or 384% and $6.26 million or 59% for the three and nine months ended September 30, 2014 as compared to the same periods during 2013 primarily due to an increase in unrealized gains on derivative instruments, gains on the sale of non-essential oil and gas interests and a $1.79 million net gain recognized in the third quarter of 2014 on insurance recoveries partially offset by an increase in related income tax provisions. Unrealized gains on derivative instruments increased by $12.23 million and $3.83 million for the three and nine months ended September 30, 2014, respectively as compared to the same periods in 2013 largely due to a decrease in future crude oil commodity prices during the 2014 periods as compared to crude oil commodity contracts held at December 31, 2013. During nine months ended September 30, 2014 we have recognized gains on the sale of non-essential oil and gas interests and field service equipment of $5.62 million as compared to $2.52 the same period in 2013.

The significant components of net income are discussed below.

Oil and gas sales decreased $2.58 million, or 10% from $25.95 million for the three months ended September 30, 2013 to $23.37 million for the three months ended September 30, 2014 and increased $2.20 million, or 3% from $71.44 million for the nine months ended September 30, 2013 to $73.64 million for the nine months ended September 30, 2014. Crude oil and natural gas sales vary due to changes in volumes of production sold and realized commodity prices. Our realized prices at the well head decreased an average of $15.16 per barrel, or 14% and $1.59 per barrel, or 2% on crude oil during the three and nine months ended September 30, 2014, respectively from the same periods in 2013 while our average well head price for natural gas increased $0.03 per mcf, or 1% and $0.61 per mcf, or 12% during the three and nine months ended September 30, 2014, respectively from the same periods in 2013.

Our crude oil production increased by 6,000 barrels, or 3% from 188,000 barrels for the third quarter 2013 to 194,000 barrels for the third quarter 2014 and increased by 17,000 barrels, or 3% from 560,000 for the nine months ended September 30, 2013 to 577,000 barrels for the nine months ended September 30, 2014. Our natural gas production decreased by 36,000 mcf, or 3% from 1,242,000 mcf for the third quarter 2013 to 1,206,000 mcf for the third quarter 2014 and decreased by 116,000 mcf, or 3% from 3,667,000 mcf for the nine months ended September 30, 2013 to 3,551,000 mcf for the nine months ended September 30, 2014. The increase in crude oil production volumes are a result of our continued drilling success in West Texas, Gulf Coast and Oklahoma regions as we place new wells into production, partially offset by the natural decline of existing properties.

The following table summarizes the primary components of production volumes and average sales prices realized for the three and nine months ended September 30, 2014 and 2013 (excluding realized gains and losses from derivatives).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Increase / (Decrease)	2014	2013	Increase / (Decrease)
Barrels of Oil Produced	194,000	188,000	6,000	577,000	560,000	17,000
Average Price Received	$89.79	$104.95	$(15.16)	$93.07	$94.66	$(1.59)

Oil Revenue (In 000’s)	$17,377	$19,807	$(2,430)	$53,656	$53,031	$625

Mcf of Gas Produced	1,206,000	1,242,000	(36,000)	3,551,000	3,667,000	(116,000)
Average Price Received	$4.97	$4.94	$0.03	$5.63	$5.02	$0.61

Gas Revenue (In 000’s)	$5,995	$6,141	$(146)	$19,980	$18,411	$1,569

Total Oil & Gas Revenue (In 000’s)	$23,372	$25,948	$(2,576)	$73,636	$71,442	$2,194

Realized gain (loss) on derivative instruments, net include net gains of $0.02 million and $0.13 million on the settlements of natural gas and crude oil derivatives, respectively for the third quarter 2014 and net gains of $0.24 million and net losses of $1.44 million on the settlements of natural gas and crude oil derivatives, respectively for the third quarter 2013. Realized gain (loss) on derivative instruments include net losses of $0.58 million and $1.99 million on the settlements of natural gas and crude oil derivatives, respectively for the nine months ended September 30, 2014 and net gains of $0.57 million and net losses of $1.70 million on the settlements of natural gas and crude oil derivatives, respectively for the nine months ended September 30, 2013. In the third quarter of 2014, we unwound and monetized crude oil swaps with original settlement dates from January 2016 through December 2016 for net proceeds of $0.70 million. The $0.70 million gain associated with this early settlement transaction is included in realized gain on derivative instruments for the three and nine months ended September 30, 2014. In addition, during the first quarter of 2014, we unwound and monetized natural gas swaps with original settlement dates from January 2015 through December 2015 for net proceeds of $0.28 million. The $0.28 million gain associated with this early settlement transaction is included in realized gain on derivative instruments for the nine months ended September 30, 2014.

Oil and gas prices received including the impact of derivatives but excluding the early settlement transactions were:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Decrease	2014	2013	Increase (Decrease)
Oil Price	$90.48	$97.32	$(6.84)	$89.62	$91.63	$(2.01)
Gas Price	$4.98	$5.13	$(0.15)	$5.46	$5.18	$0.28

We do not apply hedge accounting to any of our commodity based derivatives, thus changes in the fair market value of commodity contracts held at the end of a reported period, referred to as mark-to-market adjustments, are recognized as unrealized gains and losses in the accompanying condensed consolidated statements of operations. As oil and natural gas prices remain volatile, mark-to-market accounting treatment creates volatility in our revenues. During the three and nine months ended September 30, 2014, we recognized net unrealized gains of $0.88 million and $0.56 million, respectively associated with natural gas fixed swap contracts and net unrealized gains of $7.48 million and $1.80 million, respectively associated with crude oil fixed swaps and collars due to market fluctuations in natural gas and crude oil futures market prices between December 31, 2013 and September 30, 2014. During the three and nine months ended September 30, 2013, we recognized net unrealized losses of $0.06 million and $0.49 million, respectively associated with natural gas fixed swap contracts and net unrealized losses of $3.81 million and $0.98 million, respectively associated with crude oil fixed swaps and collars due to market fluctuations in natural gas and crude oil futures market prices between December 31, 2012 and September 30, 2013.

Field service income decreased $0.30 million, or 4% from $6.77 million for the third quarter 2013 to $6.47 million for the third quarter 2014 and increased $1.48 million, or 8% from $18.35 million for the nine months ended September 30, 2013 to $19.83 million for the nine months ended September 30, 2014. This underlying increase is a result of adding service equipment during the latter periods of 2013. Workover rig services represent the bulk of our field service operations, and with the upgrading of our rigs during late 2013, income from rigs has increased during 2014 in our most active districts. In addition, income from water hauling and disposal services in our South Texas district have generally recovered from a slight down turn due to increased competition in the area during the first half of 2013, and income from hot oiler services have increased in our West Texas district with the addition of service equipment in the area.

Lease operating expense decreased $0.35 million, or 3% from $11.33 million for the third quarter 2013 to $10.98 million for the third quarter 2014 and increased $0.81 million, or 3% from $32.31 million for the nine months ended September 30, 2013 to $33.12 million for the nine months ended September 30, 2014. This underlying increase is primarily due to higher pumper / labor costs and salt water disposal costs associated with new wells coming on line from the recent drilling success in West Texas partially offset by increased expensed workovers incurred during the third quarter 2013.

Field service expense decreased $0.37 million, or 7% from $5.52 million for the third quarter 2013 to $5.15 million for the third quarter 2014 and increased $0.50 million, or 3% from $15.22 million for the nine months ended September 30, 2013 to $15.72 million for the nine months ended September 30, 2014. Field service expenses primarily consist of salaries and vehicle operating expenses which have increased during the nine months ended September 30, 2014 over the same period of 2013 as a direct result of increased services and utilization of the equipment.

Depreciation, depletion, amortization and accretion on discounted liabilities increased $0.61 million, or 12% from $5.18 million for the third quarter 2013 to $5.79 million for the third quarter 2014 and $0.42 million, or 3% from $16.33 million for the nine months ended September 30, 2013 to $16.75 million for the nine months ended September 30, 2014. This increase is primarily due to increased depletion rates recognized during the first nine months of 2014 associated with the recent drilling success in West Texas as compared to the same periods of 2013, substantially offset with decreased depletion recognized during the first half of 2014 associated with our offshore properties.

General and administrative expense increased $0.43 million, or 11% from $3.86 million for the three months ended September 30, 2013 to $4.29 million for the three months ended September 30, 2014 and decreased $0.43 million, or 4% from $12.25 million for the nine months ended September 30, 2013 to $11.82 million for the nine months ended September 30, 2014. The underlying increase in general and administrative expense in 2014 is largely due to increased personnel costs in 2014, substantially offset in the first half of 2014 with the reimbursement of administrative expenses associated with development activities. The largest component of these personnel costs was salaries and employee related taxes and insurance.

Gain on sale and exchange of assets of $5.62 million and $2.52 million for the nine months ended September 30, 2014 and September 30, 2013, respectively consists of sales of non-essential oil and gas interests and field service equipment.

Interest expense decreased $0.02 million, or 2% from $1.00 million for the third quarter 2013 to $0.98 million for the third quarter 2014 and $0.06 million, or 2% from $3.16 million for the nine months ended September 30, 2013 to $3.10 million for the nine months ended September 30, 2014. This decrease relates to a decrease in average debt outstanding during the 2014 periods partially offset by the settlement of interest rate swaps during the 2014 periods and a slight increase in weighted average interest rates due to our Equipment Loans entered into in July 2013 and July 2014.

A provision for income taxes of $5.62 million, or an effective tax rate of 34% was recorded for the third quarter 2014 versus a provision of $1.23 million, or an effective tax rate of 35% for the third quarter 2013 and a provision of $8.53 million, or an effective tax rate of 34% was recorded for the nine months ended September 30, 2014 versus a provision of $5.94 million, or an effective tax rate of 36% for the nine months ended September 30, 2013. Our provision for income taxes can vary from the federal statutory tax rate of 34% primarily due to state taxes and percentage depletion deductions. We are entitled to percentage depletion on certain of our wells, which is calculated without reference to the basis of the property. To the extent that such depletion exceeds a property’s basis, it creates a permanent difference, which would have the effect of lowering our effective rate.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital resources are cash provided by our operating activities and our credit facility.

Net cash provided by our operating activities for the nine months ended September 30, 2014 was $44.29 million compared to $30.71 million for the nine months ended September 30, 2013. Excluding the effects of significant unforeseen expenses or other income, our cash flow from operations fluctuates primarily because of variations in oil and gas production and prices or changes in working capital accounts. Our oil and gas production will vary based on actual well performance but may be curtailed due to factors beyond our control.

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

We currently maintain a credit facility totaling $250 million, with a current borrowing base of $160 million and $73.50 million in availability at September 30, 2014. The bank reviews the borrowing base semi-annually and, at their discretion, may decrease or propose an increase to the borrowing base relative to a redetermined estimate of proved oil and gas reserves. Our oil and gas properties are pledged as collateral for the line of credit and we are subject to certain financial and operational covenants defined in the agreement. If we do not comply with these covenants on a continuing basis, the lenders have the right to refuse to advance additional funds under the facility and/or declare all principal and interest immediately due and payable. We are currently in compliance with these covenants and expect to be in compliance over the next twelve months.

In July 2013, we obtained a $10 million loan secured by a portion of our field service equipment used in our field service operations. We used the funds from that loan to pay down our credit facility, and as a result, freed up additional funds under the credit facility for future acquisitions, development and operations. As of October 15, 2014, we had a total of $7.8 million outstanding on this loan.

On July 29, 2014, we executed additional equipment financing facilities totaling $6 million. In August 2014, we drew down $4.8 million of this facility that is secured by field service equipment recently purchased and these proceeds were used to pay down on our revolving credit facility, and as a result, free up additional funds under the credit facility for future acquisitions, development and operations. The remaining $1.2 million under this facility will be available to finance the acquisition of any future field service equipment. As of October 15, 2014, we had a total of $4.7 million outstanding on this loan.

It is our goal to increase our oil and gas reserves and production through the acquisition and development of oil and gas properties. During 2014, we continued our drilling program in our West Texas and Mid-Continent regions. Based upon the results of horizontal wells drilled by us and other offsetting operators and historical vertical well performance, we have decided to reduce the number of vertical wells in our drilling program and drill more horizontal wells. We believe horizontal development of our resource base will provide the opportunity to improve returns relative to vertical drilling by accessing a larger base of reserves in target zones with a lateral wellbore. Through November 10, 2014, we have participated in the drilling of 23 gross (10.9 net) wells; 14 of these wells are currently producing and the remainder are drilling or awaiting completion. During 2014, we intend to drill a total of approximately 25 gross (11.5 net) wells, primarily in the West Texas and Oklahoma areas, at a net cost of $30 million. During 2014 we have participated in the drilling of 10 horizontal wells in our Mid-Continent region under various joint venture agreements, and expect 7 more wells to be drilled in the fourth quarter of 2014 and first quarter of 2015. This horizontal development is primarily in Grant and Canadian counties where we have approximately 6,450 net acres which we believe has significant resource potential based on drilling results and those of offset operators. In addition, we expect to begin our West Texas, Upton County horizontal drilling program in the first quarter of 2015, drilling up to 9 wells in this phase at a net cost of approximately $35 million. Discussions with our joint venture partner in that program, Apache Corporation, indicate that including additional phases of development in the program will result in approximately 60 horizontal wells being drilled over the next 18 to 24 months at a cost of approximately $470 million. We own various interests, ranging from 33% up to 50% interest in the lands to be developed in the program, and expect our share of these capital expenditures to be approximately $150 million. We maintain an acreage position of over 26,000 gross (16,500 net) acres in the Permian Basin in West Texas, primarily in Reagan, Upton, Martin and Midland counties. We have currently identified 64 proved undeveloped drilling locations there and believe this acreage has significant resource potential in the Spraberry and Wolfcamp intervals for additional drilling opportunities. We also continue to explore and consider opportunities to further expand our oilfield servicing revenues through additional investment in field service equipment. However, the majority of our capital spending is discretionary, and the ultimate level of expenditures will be dependent on our assessment of the oil and gas business environment, the number and quality of oil and gas prospects available, the market for oilfield services, and oil and gas business opportunities in general.

We have in place both a stock repurchase program and a limited partnership interest repurchase program under which we expect to continue spending during 2014. For the nine month period ended September 30, 2014, we have spent $2.79 million under these programs.

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

There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	RISK FACTORS

The Company is a smaller reporting company and no response is required pursuant to this Item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities by the Company during the period covered by this report.

During the nine months ended September 30, 2014, the Company purchased the following shares of common stock as treasury shares.

2014 Month	Number of Shares	Average Price Paid per share	Maximum Number of Shares that May Yet Be Purchased Under The Program at Month - End (1)
January	6,214	$50.34	336,114
February	714	$52.21	335,400
March	13,684	$50.92	321,716
April	1,201	$55.15	320,515
May	2,366	$58.33	318,149
June	663	$61.08	317,486
July	6,444	$62.18	311,042
August	156	$65.10	310,886
September	13,357	$63.69	297,529

Total/Average	44,799	$56.99

(1)	In December 1993, we announced that the Board of Directors authorized a stock repurchase program whereby we may purchase outstanding shares of the common stock from time-to-time, in open market transactions or negotiated sales. On October 31, 2012, the Board of Directors of the Company approved an additional 500,000 shares of the Company’s stock to be included in the stock repurchase program. A total of 3,500,000 shares have been authorized to date under this program. Through September 30, 2014, a total of 3,202,471 shares have been repurchased under this program for $51,460,829 at an average price of $16.07 per share. Additional purchases of shares may occur as market conditions warrant. We expect future purchases will be funded with internally generated cash flow or from working capital.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	RESERVED

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit No.

3.1	Restated Certificate of Incorporation of PrimeEnergy Corporation (effective July 1, 2009) (Incorporated by reference to Exhibit 3.1 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2009)

3.2	Bylaws of PrimeEnergy Corporation (Incorporated by reference to Exhibit 3.2 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2010)

10.4	Amended and Restated Agreement of Limited Partnership, FWOE Partners L.P., dated as of August 22, 2005 (Incorporated by reference to Exhibit 10.4 to PrimeEnergy Corporation Form 8-K for events of August 22, 2005)

10.4.1	Contribution Agreement between F-W Oil Exploration L.L.C. and FWOE Partners L.P. dated as of August 22, 2005 (Incorporated by reference to exhibit 10.4.1 to PrimeEnergy Corporation Form 8-K for events of August 22, 2005)

10.18	Composite copy of Non-Statutory Option Agreements (Incorporated by reference to Exhibit 10.18 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2004)

10.22.5.9	Second Amended and Restated Credit Agreement dated July 30, 2010, by and among PrimeEnergy Corporation, the Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, and EOWS Midland Company), Compass Bank (successor in interest to Guaranty Bank, FSB) As Administrative Agent and Letter of Credit Issuer, BBVA Compass, As Sole Lead Arranger and Sole Bookrunner and The Lenders Signatory Hereto (BNP Paribas, JPMorgan Chase Bank, N.A. and Amegy Bank National Association) (Incorporated by reference to Exhibit 10.22.5.9 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2010)

10.22.5.9.1	First Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, BNP Paribas, JPMorgan Chase Bank, N.A., Amegy Bank National Association) effective September 30, 2010 (Incorporated by reference to Exhibit 10.22.5.9.1 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2010).

10.22.5.9.2	Second Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, BNP Paribas, JPMorgan Chase Bank, N.A., Amegy Bank National Association) effective June 22, 2011 (Incorporated by reference to Exhibit 10.22.5.9.2 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2011).

10.22.5.9.3	Third Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, BNP Paribas, JPMorgan Chase Bank, N.A., Amegy Bank National Association) effective December 8, 2011 (Incorporated by reference to Exhibit 10.22.5.9.3 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2011).

10.22.5.9.4	Fourth Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, BNP Paribas, JPMorgan Chase Bank, N.A., Amegy Bank National Association) effective June 25, 2012 (Incorporated by reference to Exhibit 10.22.5.9.4 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2012).

Exhibit No.

10.22.5.9.5	Fifth Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company, Prime Offshore L.L.C.), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, Wells Fargo Bank National Association, JPMorgan Chase Bank, N.A., Amegy Bank National Association, KeyBank National Association) effective November 26, 2012 (Incorporated by reference to Exhibit 10.22.5.9.5 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2012).

10.22.5.9.6	Sixth Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company, Prime Offshore L.L.C.), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, Wells Fargo Bank National Association, JPMorgan Chase Bank, N.A., Amegy Bank National Association, KeyBank National Association) effective June 28, 2013 (Incorporated by reference to Exhibit 10.22.5.9.6 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2013).

10.22.5.9.7	Assignment Agreement made by and among Amegy Bank National Association, as Assignor, and Compass Bank (successor in interest to Guaranty Bank, FSB), Wells Fargo Bank, National Association, JPMorgan Chase Bank and KeyBank National Association, as Assignees, effective December 23, 2013 (Incorporated by reference to Exhibit 10.22.5.9.7 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2013).

10.22.5.9.8	Seventh Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company, Prime Offshore L.L.C.), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, Wells Fargo Bank National Association, JPMorgan Chase Bank, N.A., KeyBank National Association) effective June 26, 2014 (Incorporated by reference to Exhibit 10.22.5.9.8 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2014).

10.23.1	Loan and Security Agreement dated July 31, 2013, by and between JP Morgan Chase Bank, N.A. and Eastern Oil Well Service Company, EOWS Midland Company and Southwest Oilfield Construction Company (Incorporated by reference to Exhibit 10.23.1 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2013).

10.23.2	Business Purpose Promissory Note dated July 31, 2013, made by Eastern Oil Well Service Company, EOWS Midland Company and Southwest Oilfield Construction Company to JP Morgan Chase Bank N.A. (Incorporated by reference to Exhibit 10.23.2 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2013).

10.23.3	Guaranty dated July 31, 2013, made by PrimeEnergy Corporation in favor of JP Morgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.23.3 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2013).

10.23.4

Agreement of Equipment Substitution dated January 15, 2014, by and between JP Morgan Chase Bank, N.A.

and Eastern Oil Well Service Company, EOWS Midland Company and Southwest Oilfield Construction

Company (Incorporated by reference to Exhibit 10.23.4 to PrimeEnergy Corporation Form 10-Q for the quarter ended March 31, 2014).

10.24.1	Loan and Security Agreement dated July 29, 2014, by and between JP Morgan Chase Bank, N.A. and Eastern Oil Well Service Company, EOWS Midland Company and Southwest Oilfield Construction Company (filed herewith).

10.24.2	Business Purpose Promissory Note dated July 29, 2014, made by Eastern Oil Well Service Company, EOWS Midland Company and Southwest Oilfield Construction Company to JP Morgan Chase Bank N.A. (filed herewith).

10.24.3	Guaranty dated July 29, 2014, made by PrimeEnergy Corporation in favor of JP Morgan Chase Bank, N.A. (filed herewith).

Exhibit No.

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL (eXtensible Business Reporting Language) Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PrimeEnergy Corporation
(Registrant)

November 13, 2014	/s/ Charles E. Drimal, Jr.
(Date)	Charles E. Drimal, Jr.
President
Principal Executive Officer

November 13, 2014	/s/ Beverly A. Cummings
(Date)	Beverly A. Cummings
Executive Vice President
Principal Financial Officer