Form 10-K
period 2014-12-31
PRIMEENERGY CORP
filed 2015-03-18
CIK 56868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                      to                     .

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock of the Registrant held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of the last business day of the Registrant’s most recently completed second fiscal quarter, was $52,718,414

The number of shares outstanding of each class of the Registrant’s Common Stock as of March 4, 2015 was 2,316,459 shares, Common Stock, $0.10 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement to be furnished to stockholders in connection with its Annual Meeting of Stockholders to be held in May 2015, are incorporated by reference in Part III hereof.

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

PrimeEnergy Corporation

FORM 10-K ANNUAL REPORT

For the Fiscal Year Ended

December 31, 2014

PART I

Item 1.	BUSINESS.

General

PrimeEnergy Corporation (the “Company”) was organized in March, 1973, under the laws of the State of Delaware.

We are an independent oil and natural gas company engaged in acquiring, developing and producing oil and natural gas. We presently own producing and non-producing properties located primarily in Texas, Oklahoma, West Virginia, New Mexico, Colorado and Louisiana. All of our oil and gas properties and interests are located in the United States. Through our subsidiaries Prime Operating Company, Southwest Oilfield Construction Company, Eastern Oil Well Service Company and EOWS Midland Company, we act as operator and provide well servicing support operations for many of the onshore oil and gas wells in which we have an interest, as well as for third parties. We have owned and operated properties in the Gulf of Mexico through our subsidiary Prime Offshore L.L.C. We are also active in the acquisition of producing oil and gas properties through joint ventures with industry partners. Our subsidiary, PrimeEnergy Management Corporation (“PEMC”), acts as the managing general partner of eighteen oil and gas limited partnerships (the “Partnerships”), and acts as the managing trustee of two asset and income business trusts (“the Trusts”).

Exploration, Development and Recent Activities

The Company’s activities include development and exploratory drilling. Our strategy is to develop a balanced portfolio of drilling prospects that includes lower risk wells with a high probability of success and higher risk wells with greater economic potential. Based upon the results of horizontal wells drilled by us and other offsetting operators and historical vertical well performance, we have decided to reduce the number of vertical wells in our drilling program and drill more horizontal wells. We believe horizontal development of our resource base will provide the opportunity to improve returns relative to vertical drilling by accessing a larger base of reserves in target zones with a lateral wellbore. Our Oklahoma horizontal development is primarily in Grant and Canadian counties where we have approximately 6,450 net acres which we believe have significant resource potential based on our drilling results and those of offset operators. We began our West Texas, Upton County horizontal drilling program in the first quarter of 2015, and will drill up to 4 wells in this phase at a net cost of approximately $10 million. The first well was spudded March 17, 2015 and discussions with our joint venture partner in that program, Apache Corporation, indicate that including additional phases of development in the program will result in approximately 60 horizontal wells being drilled over the next 18 to 24 months at a cost of approximately $470 million. The actual number of wells to be drilled and the timing of the drilling may vary based on commodity market conditions. We own various interests, ranging from 16% up to 50% interest in the lands to be developed in the program, and expect our share of these capital expenditures to be approximately $120 million. We maintain an acreage position of over 26,000 gross (16,500 net) acres in the Permian Basin in West Texas, primarily in Reagan, Upton, Martin and Midland counties. We have currently identified 126 proved undeveloped drilling locations there and believe this acreage has significant resource potential in the Spraberry and Wolfcamp intervals for additional drilling locations opportunities.

As of December 31, 2014, we had net capitalized costs related to proved oil and gas properties of $208 million. Total expenditures for the acquisition, exploration and development of our properties during 2014 were $36 million. In addition, during 2014 we spent $2.8 million to update and increase our field service equipment. Proved reserves as of December 31, 2014, were 37,200 thousand barrels of oil equivalent (“MBoe”) which consisted of 37% proved developed reserves and 63% proved undeveloped reserves.

Significant 2014 Activity

During 2014, we participated in drilling a total of 25 gross (11.50 net) wells; all of these wells are currently producing. This included 7 wells in our West Texas drilling program, one well in our Gulf Coast region and the drilling of 17 wells in our Mid-Continent region.

In July 2014, we executed equipment financing facilities totaling $6.0 million. In August 2014 and December 2014 we drew down $4.8 million and $0.5 million, respectively, of this facility that is secured by field service equipment recently purchased and these proceeds were used to pay down on our revolving credit facility, and as a result, free up additional funds under the credit facility for future acquisitions, development and operations. The remaining $0.7 million under this facility is available to finance the acquisition of any future field service equipment. During 2014, we decreased our outstanding debt under the revolving credit facility by $23.6 million from $112.5 million at December 31, 2013 to $88.9 million as of December 31, 2014. As of December 31, 2014 we have $41.1 million available for future borrowings.

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

Well Operations

Our operations are conducted through our principal offices in Houston, Texas, and district offices in Houston and Midland, Texas, Oklahoma City, Oklahoma, and Charleston, West Virginia. We currently operate 1,555 wells, 328 through the Houston office, 379 through the Midland office, 371 through the Oklahoma City office and 477 through the Charleston, West Virginia office. Substantially all of the wells we operate are wells in which we have an interest.

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

PEMC, as managing general partner of the Partnerships and managing trustee of the Trusts, is responsible for all Partnership and Trust activities, the drilling of development wells and the production and sale of oil and gas from productive wells. PEMC also provides administration, accounting and tax preparation for the Partnerships and Trusts from our offices in Stamford, Connecticut. PEMC is liable for all debts and liabilities of the Partnerships and Trusts, to the extent that the assets of a given limited partnership or trust are not sufficient to satisfy its obligations. We stopped sponsoring partnerships and trusts in 1992. Today there are only 18 partnerships and 2 trusts remaining. The aggregate number of limited partners in the Partnerships and beneficial owners of the Trusts now administered by PEMC is approximately 1989.

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

In light of these statutory and regulatory changes, most pipelines have divested their gas sales functions to marketing affiliates, which operate separately from the transporter and in direct competition with all other merchants, and most pipelines have also implemented the large-scale divestiture of their gas gathering facilities to affiliated or non-affiliated companies. Interstate pipelines thus now generally provide unbundled, open and nondiscriminatory transportation and transportation-related services to producers, gas marketing companies, local distribution companies, industrial end users and other customers seeking such services. Sellers and buyers of gas have gained direct access to the particular pipeline services they need, and are better able to conduct business with a larger number of counterparties. We believe these changes generally have improved our access to markets while, at the same time, substantially increasing competition in the natural gas marketplace. We cannot predict what new or different regulations the FERC and other regulatory agencies may adopt, or what effect subsequent regulations may have on our activities. Similarly, we cannot predict what proposals, if any, that affect the oil and natural gas industry might actually be enacted by Congress or the various state legislatures and what effect, if any, such proposals might have on us. Further, we cannot predict whether the recent trend toward federal deregulation of the natural gas industry will continue or what effect future policies will have on our sale of gas.

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

Regulation of Transportation and Sale of Oil:

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

In November 2009, the Federal Trade Commission (the “FTC”) issued regulations pursuant to the Energy Independence and Security Act of 2007 intended to prohibit market manipulation in the petroleum industry. Violators of the regulations face civil penalties of up to $1.0 million per violation per day. In July 2010, the U.S. Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act, which incorporated an expansion of the authority of the Commodity Futures Trading Commission (the “CFTC”) to prohibit market manipulation in the markets regulated by the CFTC. This authority, with respect to oil swaps and futures contracts, is similar to the anti-manipulation authority granted to the FERC with respect to anti-manipulation in the gas industry and the FTC with respect to oil purchases and sales, as described above. In July 2011, the CFTC issued final rules to implement their new anti-manipulation authority. The rules subject violators to a civil penalty of up to the greater of $1.0 million or triple the monetary gain to the person for each violation.

Transportation of Hazardous Materials:

The federal Department of Transportation has adopted regulations requiring that certain entities transporting designated hazardous materials develop plans to address security risks related to the transportation of hazardous materials. The Company does not believe that these requirements will have an adverse effect on the Company or its operations. The Company cannot provide any assurance that the security plans required under these regulations would protect against all security risks and prevent an attack or other incident related to the Company’s transportation of hazardous materials.

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

While Congress has, from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years. In the absence of such federal climate legislation, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions, such as electric power plants, to acquire and surrender emission allowances in return for emitting those GHGs.

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

OSHA and Other Laws and Regulations. We are subject to the requirements of the federal Occupational Safety and Health Act (OSHA), and comparable state laws. The OSHA hazard communication standard, the EPA community right-to-know regulations under the Title III of CERCLA and similar state laws require that we organize and/or disclose information about hazardous materials used or produced in our operations. Also, pursuant to OSHA, the Occupational Safety and Health Administration has established a variety of standards related to workplace exposure to hazardous substances and employee health and safety.

Taxation

Our oil and gas operations are affected by federal income tax laws applicable to the petroleum industry. For U.S. income tax reporting purposes, intangible drilling and development costs incurred or borne during the year are permitted to be deducted currently, rather than capitalized. As an independent producer, we are also entitled to a deduction for percentage depletion with respect to the first 1,000 barrels per day of domestic crude oil (and/or equivalent units of domestic natural gas) produced, if such percentage depletion exceeds cost depletion. Generally, this deduction is computed based upon the lesser of 100% of the net income, or 15% of the gross income from a property, without reference to the basis in the property. The amount of the percentage depletion deduction so computed which may be deducted in any given year is limited to 65% of taxable income. Any percentage depletion deduction disallowed due to the 65% of taxable income test may be carried forward indefinitely.

During the past several years, many changes to the tax code have been proposed which would, if adopted, repeal many tax incentives and deductions that have significantly reduced our tax liabilities in the current and previous years. The proposals include the repeal of the percentage depletion allowance for oil and natural gas properties, elimination of the ability to fully deduct intangible drilling costs in the year incurred, and the repeal of the manufacturing tax deduction for oil and gas companies. Should some or all of these proposals become law, our taxes will increase, potentially significantly, which would have a negative effect on our net income and cash flows.

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

Major Customers

Listed below are the percent of our total oil and gas sales made to each of our customers whose purchases represented more than 10% of our oil and gas sales in 2014.

Oil Purchasers:
Plains All American Inc.	46%
Sunoco, Inc.	26%
Gas Purchasers:
Atlas Pipeline Mid-Continent	37%
Unimark LLC	13%

Although there are no long-term purchasing agreements with these purchasers, we believe that they will continue to purchase our oil and gas products and, if not, could be readily replaced by other purchasers.

Employees

At March 1, 2015, we had 226 full-time and 4 part-time employees, 36 of whom were employed at our principal offices in Houston, Texas, at the offices of Prime Operating Company, Eastern Oil Well Service Company, EOWS Midland Company and Prime Offshore L.L.C., 12 employees in Stamford, Connecticut, and 182 employees who were primarily involved in our district operations in Houston and Midland, Texas, Oklahoma City, Oklahoma and Charleston, West Virginia.

Item 1A.	RISK FACTORS.

Natural gas and oil prices fluctuate widely, and low prices for an extended period of time are likely to have a material adverse impact on our business.

Our revenues, operating results, financial condition and ability to borrow funds or obtain additional capital depend substantially on prevailing prices for natural gas and, to a lesser extent, oil. Lower commodity prices may reduce the amount of natural gas and oil that we can produce economically. Historically, natural gas and oil prices and markets have been volatile, with prices fluctuating widely, and they are likely to continue to be volatile. Natural gas prices increased from an average price of $3.73 per MMbtu in 2013 to an average price of $4.37 per MMbtu in 2014. Oil prices decreased from an average price of $97.98 per barrel in 2013 to an average price of $93.17 per barrel in 2014. Depressed prices in the future would have a negative impact on our future financial results.

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

Our growth is materially dependent upon the success of our drilling program. Drilling for natural gas and oil involves numerous risks, including the risk that no commercially productive natural gas or oil reservoirs will be encountered. The cost of drilling, completing and operating wells is substantial and uncertain, and drilling operations may be curtailed, delayed or cancelled as a result of a variety of factors beyond our control, including:

•	unexpected drilling conditions, pressure or irregularities in formations;

•	equipment failures or accidents;

•	adverse weather conditions;

•	compliance with governmental requirements; and

•	shortages or delays in the availability of required goods or services such as drilling rigs or crews, the delivery of equipment and the availability of sufficient water for drilling operations.

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

The Company’s expectations for future drilling activities will be realized over several years, making them susceptible to uncertainties that could materially alter the occurrence or timing of such activities.

The Company has identified drilling locations and prospects for future drilling opportunities, including development and infill drilling activities. These drilling locations and prospects represent a significant part of the Company’s future drilling plans. The Company’s proved reserves as of December 31, 2014 include proved undeveloped reserves of 14.7 MMBbls of oil, 4.3 MMBbls of NGLs and 26.3 Bcf of gas. The Company’s ability to drill and develop these locations depends on a number of factors, including the availability of capital, seasonal conditions, regulatory approvals, negotiation of agreements with third parties, commodity prices, costs, access to and availability of equipment, services, resources and personnel and drilling results. Changes in the laws or regulations on which the Company relies in planning and executing its drilling programs could adversely impact the Company’s ability to successfully complete those programs. For example, under current Texas laws and regulations the Company may receive permits to drill, and may drill and complete, certain horizontal wells that traverse one or more units and/or leases; a change in those laws or regulations could adversely impact the Company’s ability to drill those wells. Because of these uncertainties, the Company cannot give any assurance as to the timing of these activities or that they will ultimately meet the Company’s expectations for success. As such, the Company’s actual drilling activities may materially differ from the Company’s current expectations, which could have a significant adverse effect on the Company’s proved reserves, financial condition and results of operations.

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

As of December 31, 2014, we maintain for onshore operations total excess liability insurance with limits of $20 million per occurrence and in the aggregate covering certain general liability and certain “sudden and accidental” environmental risks with a deductible of $10,000 per occurrence, subject to all terms, restrictions and sub-limits of the policies. Through July 30, 2012, when plugging and abandonment of our operated offshore properties were substantially complete, we also maintained for offshore operations total excess liability insurance with limits of $35 million per occurrence and in the aggregate covering certain general liability and certain “sudden and accidental” environmental risks with a deductible of $10,000 per occurrence, subject to all terms, restrictions and sub-limits of the policies. We also maintain general liability insurance limits of $1 million per occurrence and $2 million in the aggregate for our onshore operations.

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

From time to time, when we believe that market conditions are favorable, we use certain derivative financial instruments to manage price risks associated with our production in all of our regions. These hedging arrangements limit the benefit to us of increases in prices. While there are many different types of derivatives available, we generally utilize collar and swap agreements to attempt to manage price risk more effectively.

The collar arrangements are put and call options used to establish floor and ceiling prices for a fixed volume of production during a certain time period. They provide for payments to counterparties if the index price exceeds the ceiling and payments from the counterparties if the index price falls below the floor. The swap agreements call for payments to, or receipts from, counterparties based on whether the index price for the period is greater or less than the fixed price established for that period when the swap is put in place. These arrangements limit the benefit to us of increases in prices. In addition, these arrangements expose us to risks of financial loss in a variety of circumstances, including when:

•	a counterparty is unable to satisfy its obligations

•	production is less than expected; or

•	there is an adverse change in the expected differential between the underlying price in the derivative instrument and actual prices received for our production.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) enacted on July 21, 2010, established federal oversight and regulation of the over-the-counter derivatives market and entities, such as the Company, that participate in that market. The Dodd-Frank Act requires the CFTC and the SEC to promulgate rules and regulations for its implementation. In October 2011, the CFTC issued regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents. The initial position limits rule was vacated by the United States District Court for the District of Columbia in September 2012. However, in November 2013, the CFTC proposed new rules that would place limits on positions in certain core futures and equivalent swaps contracts for or linked to certain physical commodities, subject to exceptions for certain bona fide derivative transactions. As these new position limit rules are not yet final, the impact of those provisions on the Company is uncertain at this time. The CFTC has designated certain interest rate swaps and credit default swaps for mandatory clearing and the associated rules also will require the Company, in connection with covered derivative activities, to comply with clearing and trade-execution requirements or take steps to qualify for an exemption to such requirements. The CFTC has not yet proposed rules designating any other classes of swaps, including physical commodity swaps, for mandatory clearing. Although the Company believes it qualifies for the end-user exception from the mandatory clearing requirements for swaps entered to mitigate its commercial risks, the application of the mandatory clearing and trade execution requirements to other market participants, such as swap dealers, may change the cost and availability of the Company’s derivatives. Although the CFTC has finalized certain regulations, others remain to be finalized or implemented and it is not possible at this time to predict when this will be accomplished or what the effect of any such regulations will be on the Company. For example, for uncleared swaps, the CFTC or federal banking regulators may require end-users to enter into credit support documentation and/or post initial and variation margin. Posting of collateral could impact liquidity and reduce cash available to the Company for capital expenditures, therefore reducing its ability to execute derivatives to reduce risk and protect cash flows. The proposed margin rules are not yet final, and therefore the impact of those provisions to the Company is uncertain at this time. The full impact of the Dodd-Frank Act and related regulatory requirements upon the Company’s business will not be known until the regulations are implemented and the market for derivatives contracts has adjusted. The Dodd-Frank Act and any new regulations could significantly increase the cost of derivative contracts, materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks the Company encounters and reduce the Company’s ability to monetize or restructure its existing derivative contracts. If the Company reduces its use of derivatives as a result of the Dodd-Frank Act and regulations, the Company’s results of operations may become more volatile and its cash flows may be less predictable, which could adversely affect the Company’s ability to plan for and fund capital expenditures. Finally, the Dodd-Frank Act was intended, in part, to reduce the volatility of oil and gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and gas. The Company’s revenues could therefore be adversely affected if a consequence of the Dodd-Frank Act and implementing regulations is to lower commodity prices. Any of these consequences could have a material adverse effect on the Company, its financial condition and its results of operations. In addition, the European Union and other non-U.S. jurisdictions are implementing regulations with respect to the derivatives market. To the extent the Company transacts with counterparties in foreign jurisdictions, it may become subject to such regulations. At this time, the impact of such regulations is not clear.

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

The Company’s business could be negatively affected by security threats, including cybersecurity threats, and other disruptions.

As an oil and gas producer, the Company faces various security threats, including cybersecurity threats to gain unauthorized access to sensitive information or to render data or systems unusable; threats to the security of the Company’s facilities and infrastructure or third party facilities and infrastructure, such as processing plants and pipelines; and threats from terrorist acts. The potential for such security threats has subjected the Company’s operations to increased risks that could have a material adverse effect on the Company’s business. In particular, the Company’s implementation of various procedures and controls to monitor and mitigate security threats and to increase security for the Company’s information, facilities and infrastructure may result in increased capital and operating costs. Moreover, there can be no assurance that such procedures and controls will be sufficient to prevent security breaches from occurring. If any of these security breaches were to occur, they could lead to losses of sensitive information, critical infrastructure or capabilities essential to the Company’s operations and could have a material adverse effect on the Company’s reputation, financial position, results of operations or cash flows. Cybersecurity attacks in particular are becoming more sophisticated and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and systems, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information, and corruption of data. These events could damage the Company’s reputation and lead to financial losses from remedial actions, loss of business or potential liability.

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

We maintain district offices in Houston and Midland, Texas, Oklahoma City, Oklahoma and Charleston, West Virginia, and have field offices in Carrizo Springs and Midland, Texas, Crescent and Elmore City, Oklahoma and Orma, West Virginia.

Substantially all of our oil and gas properties are subject to a mortgage given to collateralize indebtedness or are subject to being mortgaged upon request by our lenders for additional collateral.

The information set forth below concerning our properties, activities, and oil and gas reserves include our interests in affiliated entities.

The following table sets forth the exploratory and development drilling experience with respect to wells in which we participated during the three years ended December 31, 2014.

	2014		2013		2012
	Gross	Net	Gross	Net	Gross	Net
Exploratory:
Oil	—	—	—	—	1	0.42
Gas	—	—	—	—	1	0.50
Dry	—	—	—	—	1	0.03
Development:
Oil	25	11.79	23	13.60	36	27.96
Gas	—	—	—	—	—	—
Dry	—	—	—	—	—	—
Total:
Oil	25	11.79	23	13.60	37	28.38
Gas	—	—	—	—	1	0.50
Dry	—	—	—	—	1	0.03

	25	11.79	23	13.60	39	28.91

Oil and Gas Production

As of December 31, 2014, we had ownership interests in the following numbers of gross and net producing oil and gas wells (1).

	Gross	Net
Producing wells(1):
Oil Wells	893	425
Gas Wells	945	478

(1)	A gross well is a well in which a working interest is owned. A net well is the sum of the fractional revenue interests owned in gross wells. Wells are classified by their primary product. Some wells produce both oil and gas.

The following table shows our net production of oil and natural gas for each of the three years ended December 31, 2014. “Net” production is net after royalty interests of others are deducted and is determined by multiplying the gross production volume of properties in which we have an interest by percentage of the leasehold, mineral or royalty interest owned by us.

	2014	2013	2012
Oil (barrels)	759,000	730,000	745,000
Gas (Mcf)	4,741,000	4,897,000	4,715,000

The following table sets forth our average sales price per barrel of oil and average sales prices per one thousand cubic feet (“Mcf”) of gas, together with our average production costs per unit of production for the three years ended December 31, 2014.

	2014	2013	2012
Average sales price per barrel	$86.68	$90.85	$90.34
Average sales price per Mcf	5.15	5.13	4.45
Average production costs per net equivalent barrel(1)	25.51	25.21	23.14

(1)	Net equivalent barrels are computed at a rate of 6 Mcf per barrel and costs exclude production taxes.

Average oil and gas prices received excluding the impact of derivatives were:

	2014	2013	2012
Oil Price per barrel	$86.73	$93.75	$89.67
Gas Price per Mcf	5.32	4.97	4.45

Acreage

The following table sets forth the approximate gross and net undeveloped acreage in which we have leasehold and mineral interests as of December 31, 2014. “Undeveloped acreage” is that acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves.

	Developed		Undeveloped		Total
	Gross	Net	Gross	Net	Gross	Net
Leasehold acreage	199,233	95,450	800	436	200,033	95,886
Mineral fee acreage	1,640	117	19,257	417	20,897	534

Total	200,873	95,567	20,057	853	220,930	96,420

Total Net Undeveloped Acreage Expiration

In the event that production is not established or we take no action to extend or renew the terms of our leases, our net undeveloped acreage that will expire over the next three years as of December 31, 2014 is 436 acres for the year ending December 31, 2015, and none in 2016 and 2017.

Reserves

Our interests, including the interests held by the Partnerships, in proved developed and undeveloped oil and gas properties have been evaluated by Ryder Scott Company, L.P. for each of the three years ended December 31, 2014. The professional qualifications of the technical persons primarily responsible for overseeing the preparation of the reserves estimates can be found in Exhibit 99.1, the Ryder Scott Company, L.P. Report on Registrant’s Reserves Estimates. In matters related to the preparation of our reserve estimates, our district managers report to the Houston Central manager, who maintains oversight and compliance responsibility for the internal reserve estimate process and provides oversight for the annual preparation of reserve estimates of 100% of our year-end reserves by our independent third party engineers, Ryder Scott Company, L.P. The members of our district and central groups consist of degreed engineers, geologists and geophysicists and technicians with between approximately ten and thirty-five years of industry experience, and between three and twenty years of experience managing our reserves. Our Houston Central manager, the technical person primarily responsible for overseeing the preparation of reserves estimates, has over twenty-five years of experience, holds a Bachelor of Science degree in Natural Gas Engineering and is a member of the Society of Petroleum Engineers and American Association of Petroleum Geologists. See Part II, Item 8., “Financial Statements and Supplementary Data”, for additional discussions regarding proved reserves and their related cash flows.

All of our reserves are located within the continental United States. The following table summarizes our oil and gas reserves at each of the respective dates:

	Reserve Category
	Proved Developed				Proved Undeveloped				Total
As of December 31,	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf)	Total (MBoe)	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf)	Total (MBoe)	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf)	Total (MBoe)
				(a)				(a)				(a)
2012	7,178	2,909	27,833	14,726	5,907	2,877	12,613	10,886	13,085	5,786	40,446	25,612
2013	6,687	2,223	31,628	14,182	9,066	3,707	19,772	16,068	15,753	5,930	51,400	30,250
2014	6,239	2,160	32,267	13,777	14,709	4,322	26,331	23,420	20,948	6,482	58,958	37,197

(a)	In computing total reserves on a barrels of oil equivalent (Boe), gas is converted to oil based on its relative energy content at the rate of six Mcf of gas to one barrel of oil and NGLs are converted based upon volume; one barrel of natural gas liquids equals one barrel of oil.

Our proved undeveloped reserves of 10,886 MBoe as of December 31, 2012 included 127 drilling locations in our West Texas drilling program, 11 drilling locations in our Mid-Continent region and 2 drilling locations in our Gulf Coast region. During 2013 we drilled 9 West Texas wells and 14 Mid-Continent wells at a cost of $25.9 million converting 913 MBoe to proved developed producing reserves and added 40 additional proved undeveloped drilling locations. Proved undeveloped reserves of 16,068 MBoe as of December 31, 2013 included 148 drilling locations in our West Texas drilling program, 10 drilling locations in our Mid-Continent region and 4 drilling locations in our Gulf Coast region.

During 2014 we drilled 7 West Texas wells and 17 Mid-Continent wells and 1 Gulf Coast well at a cost of $34.6 million converting 623 MBoe to proved developed producing reserves. Following our strategic plan to reduce vertical drilling and increase horizontal drilling we removed 49 vertical drilling locations and added 34 horizontal drilling locations to our West Texas drilling plan. Proved undeveloped reserves of 23.4 MBoe as of December 31, 2014 included 126 drilling locations in our West Texas drilling program, 10 drilling locations in our Mid-Continent region and 3 drilling locations in our Gulf Coast region. We have no proved undeveloped reserves scheduled for development five years beyond date of first booking.

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

The estimated future net revenue (using current prices and costs as of those dates) and the present value of future net revenue (at a 10% discount for estimated timing of cash flow) for our proved developed and proved undeveloped oil and gas reserves at the end of each of the three years ended December 31, 2014, are summarized as follows (in thousands of dollars):

	Proved Developed		Proved Undeveloped		Total
As of December 31,	Future Net Revenue	Present Value 10 Of Future Net Revenue	Future Net Revenue	Present Value 10 Of Future Net Revenue	Future Net Revenue	Present Value 10 Of Future Net Revenue	Present Value 10 Of Future Income Taxes	Standardized Measure of Discounted Cash flow
2012	$380,346	$214,533	$290,594	$73,340	$670,940	$287,873	$74,600	$213,273
2013	341,841	204,326	455,622	131,510	797,463	335,836	97,608	238,228
2014	295,554	185,566	864,024	312,073	1,159,578	497,639	154,351	343,288

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

The range of Henry Hub daily gas prices per MMbtu during the year 2014 was a low of $2.74 and a high of $8.15 and the average was $4.37. The range during the first two months of 2015 has been from $2.55 to $3.29 with an average of $2.92. The recent futures market prices have fluctuated around $2.80 per MMbtu.

The range of NYMEX oil prices per barrel during the year 2014 was a low of $53.45 and a high of $107.95 and the average was $93.17. The range during the first two months of 2015 has been from $44.45 to $53.53, with an average of $48.98. The recent futures market prices have fluctuated around $50.00 per barrel.

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

Since January 1, 2015, we have not filed any estimates of our oil and gas reserves with, nor were any such estimates included in any reports to, any federal authority or agency, other than the Securities and Exchange Commission.

District Information

The following table presents certain reserve, production and well information as of December 31, 2014.

	Appalachian	Gulf Coast	Mid- Continent	West Texas	Other	Total
Proved Reserves at Year End (MBoe)
Developed	1,231	1,042	3,240	8,143	121	13,777
Undeveloped	—	189	256	22,975	—	23,420

Total	1,231	1,231	3,496	31,118	121	37,197

Average Daily Production (Boe per day)	356	636	1,188	2,001	63	4,244

Gross Wells	645	322	655	503	107	2,232
Net Wells	350	134	252	202	17	953
Gross Operated Wells	477	271	371	379	57	1,555

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

Appalachian Region

Our Appalachian activities are concentrated primarily in West Virginia. This region is managed from our office in Charleston, West Virginia. Our assets in this region include a large acreage position and a high concentration of wells. At December 31, 2014, we had 645 wells (350 net), of which 477 wells are operated by us. There are multiple producing intervals that include the Big Lime, Injun, Blue Monday, Weir, Berea, Gordon and Devonian Shale formations at depths primarily ranging from 1,600 to 5,600 feet. Average net daily production in 2014 was 356 Boe. While natural gas production volumes from Appalachian reservoirs are relatively low on a per-well basis compared to other areas of the United States, the productive life of Appalachian reserves is relatively long. At December 31, 2014, we had 1,231 MBoe of proved reserves (substantially all natural gas) in the Appalachian region, constituting 3% of our total proved reserves. We maintain an acreage position of over 40,200 gross (33,400 net) acres in this region, primarily in Calhoun, Clay and Roane counties. We operate a small field service group in this region utilizing one swab rig, one paraffin truck, one saltwater hauling truck and limited excavating equipment to primarily service our own operated wells and locations. As of March 1, 2015 the Appalachian region has no wells in the process of being drilled, no waterfloods in the process of being installed and no other related activities of material importance.

Gulf Coast Region

Our development, exploitation, exploration and production activities in the Gulf Coast region are primarily concentrated in Louisiana, southeast Texas and south Texas. This region is managed from our office in Houston, Texas. Principal producing intervals are in the Marg Tex, Wilcox, Pettit, Glenrose, Woodbine, San Miguel, Olmos, and Yegua formations at depths ranging from 3,000 to 12,500 feet. We had 322 wells (134 net) in the Gulf Coast region as of December 31, 2014, of which 271 wells are operated by us. Average daily production in 2014 was 636 Boe. At December 31, 2014, we had 1,231 MBoe of proved reserves (36% oil) in the Gulf Coast region, which represented 3% of our total proved reserves. We maintain an acreage position of over 20,000 gross (9,500 net) acres in this region, primarily in Dimmit, Duval and Polk counties. We have currently identified three proved undeveloped drilling locations in the Gulf Coast Region. We operate a field service group in this region from a field office in Carrizo Springs, Texas utilizing 3 workover rigs, 18 water transport trucks, one saltwater disposal well and several trucks and excavating equipment. Services including well service support, site preparation and construction services for drilling and workover operations are provided to third party operators as well as utilized in our own operated wells and locations. As of March 1, 2015 the Gulf Coast region has no wells in the process of being drilled, no waterfloods in the process of being installed and no other related activities of material importance.

Mid-Continent Region

Our Mid-Continent activities are concentrated in central Oklahoma. This region is managed from our office in Oklahoma City, Oklahoma. As of December 31, 2014, we had 655 wells (252 net) in the Mid-Continent area, of which 371 wells are operated by us. Principal producing intervals are in the Roberson, Avant, Skinner, Sycamore, Bromide, McLish, Hunton, Mississippian, Oswego, Red Fork, and Chester formations at depths ranging from 1,100 to 10,500 feet. Average net daily production in 2014 was 1,188 Boe. At December 31, 2014, we had 3,496 MBoe of proved reserves (50% oil) in the Mid-Continent area, or 9% of our total proved reserves. We maintain an acreage position of over 86,000 gross (29,000 net) acres in this region, primarily in Canadian, Grant and Kingfisher counties. We have currently identified ten proved undeveloped drilling locations in the Mid-Continent Region. We operate a field service group in this region from two field offices, one in Crescent Oklahoma utilizing 2 workover rigs and the other in Elmore City, utilizing one workover rig and 1 saltwater hauling truck. Services are provided to third party operators as well as utilized in our own operated wells and locations. As of March 1, 2015 the Mid-Continent region has one well in the process of being drilled and three wells awaiting completion, no waterfloods in the process of being installed and no other related activities of material importance.

West Texas Region

Our West Texas activities are concentrated in the Permian Basin in Texas and New Mexico. The Spraberry field was discovered in 1949, encompasses eight counties in West Texas and the Company believes it is the largest oil field in the United States. The field is approximately 150 miles long and 75 miles wide at its widest point. The oil produced is West Texas Intermediate Sweet, and the gas produced is casinghead gas with an average energy content of 1,400 Btu. The oil and gas are produced primarily from six formations, the upper and lower Spraberry, the Dean, the Wolfcamp, the Strawn and the Atoka, at depths ranging from 6,700 feet to 11,300 feet. This region is managed from our office in Midland, Texas. As of December 31, 2014, we had 503 wells (202 net) in the West Texas area, of which 379 wells are operated by us. Principal producing intervals are in the Spraberry, Wolfcamp and San Andres formations at depths ranging from 5,500 to 12,500 feet. Average net daily production in 2014 was 2,001 Boe. At December 31, 2014, we had 31,118 MBoe of proved reserves (60% oil) in the West Texas area, or 84% of our total proved reserves. We maintain an acreage position of over 26,000 gross (16,500 net) acres in the Permian Basin in West Texas, primarily in Reagan, Upton, Martin and Midland counties. We have currently identified 126 proved undeveloped drilling locations there and believe this acreage has significant resource potential in the Spraberry and Wolfcamp intervals for additional drilling locations opportunities. We operate a field service group in this region utilizing 8 workover rigs, 4 hot oiler trucks and 1 kill truck. Services including well service support, site preparation and construction services for drilling and workover operations are provided to third party operators as well as utilized in our own operated wells and locations. As of March 1, 2015 the West Texas region has no wells in the process of being drilled, no waterfloods in the process of being installed and no other related activities of material importance.

Item 3.	LEGAL PROCEEDINGS.

None.

Item 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed and principally traded on the NASDAQ Stock Market under the ticker symbol “PNRG”. The following table presents the high and low closing prices per share of our common stock during certain periods, as reported in the consolidated transaction reporting system.

	High	Low
2014
First Quarter	$61.56	$44.01
Second Quarter	63.95	48.56
Third Quarter	69.10	59.53
Fourth Quarter	77.53	46.55
2013
First Quarter	$30.03	$22.70
Second Quarter	37.00	26.24
Third Quarter	53.25	33.62
Fourth Quarter	51.50	38.11

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

As of March 16, 2015, there were 478 registered holders of the common stock.

No dividends have been declared or paid during the past two years on our common stock. Provisions of our line of credit agreement restrict our ability to pay dividends. Such dividends may be declared out of funds legally available therefore, when and as declared by our Board of Directors.

Issuer Purchases of Equity Securities

In December 1993, we announced that the Board of Directors authorized a stock repurchase program whereby we may purchase outstanding shares of the common stock from time-to-time, in open market transactions or negotiated sales. On October 31, 2012, the Board of Directors of the Company approved an additional 500,000 shares of the Company’s stock to be included in the stock repurchase program. A total of 3,500,000 shares have been authorized, to date, under this program. Through December 31, 2014, a total of 3,213,052 shares have been repurchased under this program for $52,184,311 at an average price of $16.24 per share. Additional purchases of shares may occur as market conditions warrant. We expect future purchases will be funded with internally generated cash flow or from working capital.

2014 Month	Number of Shares	Average Price Paid per share	Maximum Number of Shares that May Yet Be Purchased Under The Program at Month-End
January	6,214	$50.34	336,114
February	714	52.21	335,400
March	13,684	50.92	321,716
April	1,201	55.15	320,515
May	2,366	58.33	318,149
June	663	61.08	317,486
July	6,444	62.18	311,042
August	156	65.10	310,886
September	13,357	63.69	297,529
October	139	64.61	297,390
November	1,787	67.64	295,603
December	8,655	68.59	286,948

Total / Average	55,380	$59.17

Item 6.	SELECTED FINANCIAL DATA

We are a smaller reporting company and therefore no response is required pursuant to this Item.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Liquidity And Capital Resources:

Net cash provided by operating activities for the year ended December 31, 2014 was $56 million, compared to $36 million in the prior year. Excluding the effects of significant unforeseen expenses or other income, our cash flow from operations fluctuates primarily because of variations in oil and gas production and prices or changes in working capital accounts. Our oil and gas production will vary based on actual well performance but may be curtailed due to factors beyond our control.

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

As of March 1, 2015, the Company maintains a credit facility totaling $250 million, with a borrowing base of $130 million. The bank reviews the borrowing base semi-annually and, at their discretion, may decrease or propose an increase to the borrowing base relative to a redetermined estimate of proved oil and gas reserves. Our oil and gas properties are pledged as collateral for the line of credit and we are subject to certain financial and operational covenants defined in the agreement. We are currently in compliance with these covenants and expect to be in compliance over the next twelve months. If we do not comply with these covenants on a continuing basis, the lenders have the right to refuse to advance additional funds under the facility and/or declare all principal and interest immediately due and payable.

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

During 2014, we drilled a total of 25 gross (11.8 net) wells, primarily in the West Texas and Oklahoma areas at a net cost of $36 million. In our Mid-Continent region, the horizontal development is primarily in Grant and Canadian counties where we have approximately 6,450 net acres which we believe have significant resource potential based on our drilling results and those of offset operators. We began our West Texas, Upton County horizontal drilling program in the first quarter of 2015, and will drill up to 4 wells in this phase at a net cost of approximately $10 million. The first well was spudded March 17, 2015 and discussions with our joint venture partner in that program, Apache Corporation, indicate that including additional phases of development in the program will result in approximately 60 horizontal wells being drilled over the next 18 to 24 months at a cost of approximately $470. The actual number of wells to be drilled and the timing of the drilling may vary based on commodity market conditions. We own various interests, ranging from 16% up to 50% interest in the lands to be developed in the program, and expect our share of these capital expenditures to be approximately $120 million. We maintain an acreage position of over 26,000 gross (16,500 net) acres in the Permian Basin in West Texas, primarily in Reagan, Upton, Martin and Midland counties. We have currently identified 126 proved undeveloped drilling locations there and believe this acreage has significant resource potential in the Spraberry and Wolfcamp intervals for additional drilling locations opportunities.

We also continue to explore and consider opportunities to further expand our oilfield servicing revenues through additional investment in field service equipment. As of March 1, 2015, the Company has $11.8 million outstanding on our equipment financing facilities which are secured by substantially all of our field service equipment, with an additional $700,000 available for the acquisition of new equipment. However, the majority of our capital spending is discretionary, and the ultimate level of expenditures will be dependent on our assessment of the oil and gas business environment, the number and quality of oil and gas prospects available, the market for oilfield services, and oil and gas business opportunities in general.

The Company has in place both a stock repurchase program and a limited partnership interest repurchase program. Spending under these programs in 2014 was $3.6 million. The Company expects continued spending under these programs in 2015.

Results of Operations:

2014 and 2013 Compared

We reported net income for 2014 of $27.05 million, or $11.45 per share, compared to net income for 2013 of $12.27 million, or $5.04 per share. Gains on derivative instruments substantially increased related to the decrease in commodity prices while price declines in oil and gas sales were partially offset with the increase in oil production compared to 2013. The remaining increase was attributed to the increase in the net field service income and gains on the sale of non-essential assets. The increases in revenues were partially offset by increases in depreciation, depletion and tax expense. The significant components of net income are discussed below.

Oil and gas sales decreased $1.74 million, or 2% from $92.79 million for the year ended December 31, 2013 to $91.05 million for the year ended December 31, 2014. Crude oil and natural gas sales vary due to changes in volumes of production sold and realized commodity prices. Our realized prices at the well head decreased an average of $7.02 per barrel, or 7% on crude oil and increased $0.35 per Mcf, or 7% on natural gas during 2014 as compared to 2013.

Our crude oil production increased by 29,000 barrels, or 4% from 730,000 barrels for the year ended December 31, 2013 to 759,000 barrels for the year ended December 31, 2014. Our natural gas production decreased by 156 MMcf, or 3% from 4,897 MMcf for the year ended December 31, 2013 to 4,741 MMcf for the year ended December 31, 2014. The increase in crude oil production volumes are a result of our continued drilling success in West Texas, Gulf Coast and Oklahoma regions as we place new wells into production, partially offset by the natural decline of existing properties. The natural gas volume decreases are primarily due to the natural decline of existing properties substantially offset by production from new wells in the West Texas and Oklahoma regions recently placed into production.

The following table summarizes the primary components of production volumes and average sales prices realized for the years ended December 31, 2014 and 2013 (excluding realized gains and losses from derivatives).

	Year Ended December 31,		Increase (Decrease)
	2014	2013	Amount	Percent
Barrels of Oil Produced	759,000	730,000	29,000	4%
Average Price Received (excluding the impact of derivatives)	$86.73	$93.75	$(7.02)	(7)%

Oil Revenue (In 000’s)	$65,824	$68,446	$(2,622)	(4)%

Mcf of Gas Produced	4,741,000	4,897,000	(156,000)	(3)%
Average Price Received (excluding the impact of derivatives)	$5.32	$4.97	$0.35	7%

Gas Revenue (In 000’s)	$25,221	$24,339	$882	4%

Total Oil & Gas Revenue (In 000’s)	$91,045	$92,785	$(1,740)	(2)%

Realized net gains (losses) on derivative instruments, net include net gains of $0.6 million and net losses of $0.5 million on the settlements of crude oil and natural gas derivatives, respectively for the year ended December 31, 2014. During 2014, we unwound and monetized natural gas swaps with original settlement dates from January 2015 through December 2015 for net proceeds of $0.28 million. In addition we unwound and monetized crude oil swaps with original settlement dates from January 2016 through December 2016 for net proceeds of $0.70 million. The $0.98 million in gains associated with these early settlement transactions is included in realized gain on derivative instruments for the year ended December 31, 2014.

Oil and gas prices received including the impact of derivatives but excluding the early settlement transactions were:

	Year Ended December 31,		Increase (Decrease)
	2014	2013	Amount	Percent
Oil Price	$86.67	$90.85	$(4.18)	(5)%
Gas Price	$5.15	$5.13	$0.02	0%

We do not apply hedge accounting to any of our commodity based derivatives thus changes in the fair market value of commodity contracts held at the end of a reported period, referred to as mark-to-market adjustments, are recognized as unrealized gains and losses in the accompanying consolidated statements of operations. As oil and natural gas prices remain volatile, mark-to-market accounting treatment creates volatility in our revenues. During the year ended December 31, 2014, we recognized net unrealized gains of $15.03 million associated with crude oil fixed swaps and collars and net unrealized gains of $2.54 million associated with natural gas fixed swap contracts due to market fluctuations in natural gas and crude oil futures market prices between January 1, 2014 and December 31, 2014.

Field service income increased $1.34 million, or 5% from $24.93 million for the year ended December 31, 2013 to $26.27 million for the year ended December 31, 2014. Workover rig services represent the bulk of our field service operations, and with the upgrading of our rigs during late 2013, income from rigs has increased during 2014 in our most active districts. In addition, during 2014 we added new and upgraded existing SWD facilities adding capacity for additional disposal services which contributed to the increase in net income. Income from hot oiler services have increased in our West Texas district with the addition of service equipment in the area.

Lease operating expense increased $0.2 million, or 0% from $43.81 million for the year ended December 31, 2013 to $43.97 million for the year ended December 31, 2014. This slight increase is primarily due to new wells coming on line from the recent drilling, partially offset by reduced SWD expenses reflecting the switch from hauling to piping salt water to SWD facilities.

Field service expense increased $0.2 million, or 1% from $21.03 million for the year ended December 31, 2013 to $21.19 million for the year ended December 31, 2014. Field service expenses primarily consist of salaries and vehicle operating expenses.

Depreciation, depletion, amortization and accretion on discounted liabilities increased $4.00 million, or 18% from $21.86 million for the year ended December 31, 2013 to $25.86 million for the year ended December 31, 2014. This increase is primarily due to increased depletion expenses related to new wells coming on line from the recent drilling success in West Texas and Oklahoma.

General and administrative expense decreased $2.20 million, or 13% from $16.66 million for the year ended December 31, 2013 to $14.46 million for the year ended December 31, 2014. The largest components of these general and administrative expenses are personnel costs, including salaries and employee related taxes and insurance. Increases in these costs during 2014 were substantially offset in with the reimbursement of administrative expenses associated with development activities.

Gain on sale and exchange of assets of $6.12 million for the year ended December 31, 2014 and $2.82 million for the year ended December 31, 2013 consists of sales of non-producing acreage and non-core oil and gas interests and non-essential field service equipment.

Interest expense decreased $0.2 million, or 5% from $4.22 million for the year ended December 31, 2013 to $4.02 million for the year ended December 31, 2014. This decrease relates to a decrease in average debt outstanding during 2014 as compared to 2013 combined with a decrease in weighted average interest rates during the 2014 periods. The average interest rate paid on outstanding bank borrowings subject to interest during 2014 and 2013 were 3.53% and 3.58%, respectively. As of December 31, 2014 and 2013, the total outstanding borrowings were $101 million and $122 million, respectively.

A provision for income taxes of $13.84 million, or an effective tax rate of 34% was recorded for the year ended December 31, 2014 verses a provision of $6.82 million, or an effective tax rate of 36% for the year ended December 31, 2013. Our provision for income taxes varies from the federal statutory tax rate of 34% primarily due to percentage depletion. We are entitled to percentage depletion on certain of our wells for tax purposes, which is calculated without reference to the basis of the property. To the extent that such depletion exceeds a property’s basis it creates a permanent difference, which lowers our effective rate.

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

Members of our management, including our chief executive officer and chief financial officer, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange

Act Rules 13a-15 or 15d-15, as of December 31, 2014, the end of the period covered by this Report. Based upon that evaluation, these officers concluded that our disclosure controls and procedures were effective as of December 31, 2014.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2014.

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

There have been no changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	OTHER INFORMATION.

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information relating to the Company’s Directors, nominees for Directors and executive officers will be included in the Company’s definitive proxy statement relating the Company’s Annual Meeting of Stockholders to be held in May, 2015 which will be filed with the U.S. Securities and Exchange Commission within 120 days of December 31, 2014, and which is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION.

Information relating to executive compensation will be included in the Company’s definitive proxy statement relating to the Company’s Annual Meeting of Stockholders to be held in May, 2015, which will be filed with the U. S. Securities and Exchange Commission within 120 days of December 31, 2014, and which is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information relating to security ownership of certain beneficial owners and management will be included in the Company’s definitive proxy statement relating to the Company’s Annual Meeting of Stockholders to be held in May, 2015, which will be filed with the U. S. Securities and Exchange Commission within 120 days of December 31, 2014, and which is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information relating to certain transactions by Directors and executive officers of the Company will be included in the Company’s definitive proxy statement relating to the Company’s Annual Meeting of Stockholders to be held in May, 2015, which will be filed with the U. S. Securities and Exchange Commission within 120 days of December 31, 2014, and which is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information relating to principal accountant fees and services will be included in the Company’s definitive proxy statement relating to the Company’s Annual Meeting of Stockholders to be held in May, 2015, which will be filed with the U. S. Securities and Exchange Commission within 120 days of December 31, 2014, and which is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this Report:

1.	Financial statements (Index to Consolidated Financial Statements at page F-1 of this Report)

2.	Financial Statement Schedules (Index to Consolidated Financial Statements—Supplementary Information at page F-1 of this Report)

3.	Exhibits:

Exhibit No.

3.1	Restated Certificate of Incorporation of PrimeEnergy Corporation (effective July 1, 2009) (Incorporated by reference to Exhibit 3.1 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2009).

3.2	Bylaws of PrimeEnergy Corporation (Incorporated by reference to Exhibit 3.2 of PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2010).

10.18	Composite copy of Non-Statutory Option Agreements (Incorporated by reference to Exhibit 10.18 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2004).

10.22.5.9	Second Amended and Restated Credit Agreement dated July 30, 2010, by and among PrimeEnergy Corporation, the Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, and EOWS Midland Company), Compass Bank (successor in interest to Guaranty Bank, FSB) As Administrative Agent and Letter of Credit Issuer, BBVA Compass, As Sole Lead Arranger and Sole Bookrunner and The Lenders Signatory Hereto (BNP Paribas, JPMorgan Chase Bank, N.A. and Amegy Bank National Association) (Incorporated by reference to Exhibit 10.22.5.9 of PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2010).

10.22.5.9.1	First Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, BNP Paribas, JPMorgan Chase Bank, N.A., Amegy Bank National Association) effective September 30, 2010 (Incorporated by reference to Exhibit 10.22.5.9.1 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2010).

10.22.5.9.2	Second Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, BNP Paribas, JPMorgan Chase Bank, N.A., Amegy Bank National Association) effective June 22, 2011 (Incorporated by reference to Exhibit 10.22.5.9.2 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2011).

Exhibit No.

10.22.5.9.3	Third Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, BNP Paribas, JPMorgan Chase Bank, N.A., Amegy Bank National Association) effective December 8, 2011 (Incorporated by reference to Exhibit 10.22.5.9.3 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2011).

10.22.5.9.4	Fourth Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, BNP Paribas, JPMorgan Chase Bank, N.A., Amegy Bank National Association) effective June 25, 2012 (Incorporated by reference to Exhibit 10.22.5.9.4 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2012).

10.22.5.9.5	Fifth Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company, Prime Offshore L.L.C.), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, Wells Fargo Bank National Association, JPMorgan Chase Bank, N.A., Amegy Bank National Association, KeyBank National Association) effective November 26, 2012 (Incorporated by reference to Exhibit 10.22.5.9.5 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2012).

10.22.5.9.6	Sixth Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company, Prime Offshore L.L.C.), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, Wells Fargo Bank National Association, JPMorgan Chase Bank, N.A., Amegy Bank National Association, KeyBank National Association) effective June 28, 2013 (Incorporated by reference to Exhibit 10.22.5.9.6 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2013).

10.22.5.9.7	Assignment Agreement made by and among Amegy Bank National Association, as Assignor, and Compass Bank (successor in interest to Guaranty Bank, FSB), Wells Fargo Bank, National Association, JPMorgan Chase Bank and KeyBank National Association, as Assignees, effective December 23, 2013 (Incorporated by reference to Exhibit 10.22.5.9.7 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2013).

10.22.5.9.8	Seventh Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company, Prime Offshore L.L.C.), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, Wells Fargo Bank National Association, JPMorgan Chase Bank, N.A., KeyBank National Association) effective June 26, 2014 (Incorporated by reference to Exhibit 10.22.5.9.8 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2014).

Exhibit No.

10.23.1	Loan and Security Agreement dated July 31, 2013, by and between JP Morgan Chase Bank, N.A. and Eastern Oil Well Service Company, EOWS Midland Company and Southwest Oilfield Construction Company (Incorporated by reference to Exhibit 10.23.1 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2013).

10.23.2	Business Purpose Promissory Note dated July 31, 2013, made by Eastern Oil Well Service Company, EOWS Midland Company and Southwest Oilfield Construction Company to JP Morgan Chase Bank N.A. (Incorporated by reference to Exhibit 10.23.2 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2013).

10.23.3	Guaranty dated July 31, 2013, made by PrimeEnergy Corporation in favor of JP Morgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.23.3 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2013).

10.23.4	Agreement of Equipment Substitution dated January 15, 2014, by and between JP Morgan Chase Bank, N.A. and Eastern Oil Well Service Company, EOWS Midland Company and Southwest Oilfield Construction Company (Incorporated by reference to Exhibit 10.23.4 to PrimeEnergy Corporation Form 10-Q for the quarter ended March 31, 2014).

10.24.1	Loan and Security Agreement dated July 29, 2014, by and between JP Morgan Chase Bank, N.A. and Eastern Oil Well Service Company, EOWS Midland Company and Southwest Oilfield Construction Company (Incorporated by reference to Exhibit 10.24.1 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2014).

10.24.2	Business Purpose Promissory Note dated July 29, 2014, made by Eastern Oil Well Service Company, EOWS Midland Company and Southwest Oilfield Construction Company to JP Morgan Chase Bank N.A. (Incorporated by reference to Exhibit 10.24.2 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2014).

10.24.3	Guaranty dated July 29, 2014, made by PrimeEnergy Corporation in favor of JP Morgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.24.3 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2014).

14	PrimeEnergy Corporation Code of Business Conduct and Ethics, as amended December 16, 2011 (Incorporated by reference to Exhibit 14 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2011).

21	Subsidiaries (filed herewith).

23	Consent of Ryder Scott Company, L.P. (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Summary Reserve Report dated March 4, 2015, of Ryder Scott Company, L.P. (filed herewith).

101.INS	XBRL (eXtensible Business Reporting Language) Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)

Exhibit No.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of March, 2015

PrimeEnergy Corporation

By:	/S/ CHARLES E. DRIMAL, JR.
Charles E. Drimal, Jr.
Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 18th day of March, 2015.

/s/ CHARLES E. DRIMAL, JR. Charles E. Drimal, Jr.	Chairman, Chief Executive Officer and President; The Principal Executive Officer

/s/ BEVERLY A. CUMMINGS Beverly A. Cummings	Director, Executive Vice President and Treasurer; The Principal Financial Officer

/S/ GAINES WEHRLE	Director	/s/ CLINT HURT	Director
Gaines Wehrle		Clint Hurt

/s/ H. GIFFORD FONG	Director	/s/ JAN K. SMEETS	Director
H. Gifford Fong		Jan K. Smeets

/s/ THOMAS S.T. GIMBEL	Director
Thomas S.T. Gimbel

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements
Consolidated Balance Sheet – As of December 31, 2014 and 2013	F-3
Consolidated Statement of Operations – For the years ended December 31, 2014 and 2013	F-4
Consolidated Statement of Comprehensive Income – For the years ended December 31, 2014 and 2013	F-5
Consolidated Statement of Equity – For the years ended December 31, 2014 and 2013	F-6
Consolidated Statement of Cash Flows – For the years ended December 31, 2014 and 2013	F-7
Notes to Consolidated Financial Statements	F-8

Supplementary Information:
Capitalized Costs Relating to Oil and Gas Producing Activities, years ended December 31, 2014 and 2013	F-23
Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities, years ended December 31, 2014 and 2013	F-23
Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves, years ended December 31, 2014 and 2013	F-23
Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves, years ended December 31, 2014 and 2013	F-24
Reserve Quantity Information, years ended December 31, 2014 and 2013	F-25
Results of Operations from Oil and Gas Producing Activities, years ended December 31, 2014 and 2013	F-25
Notes to Supplementary Information	F-26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PrimeEnergy Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of PrimeEnergy Corporation and Subsidiaries (the Company) as of December 31, 2014 and 2013, and related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PrimeEnergy Corporation and Subsidiaries as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grassi & Co., CPAs, P.C.

GRASSI & CO., CPAs, P.C.

New York, New York

March 13, 2015

PRIMEENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Thousands of dollars)

	As of December 31,
	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$9,209	$9,526
Restricted cash and cash equivalents	3,877	2,065
Accounts receivable, net	12,315	17,693
Prepaid obligations	877	1,188
Derivative contracts	16,914	357
Other current assets	613	1,846

Total Current Assets	43,805	32,675
Property and Equipment
Oil and gas properties at cost	396,588	364,123
Less: Accumulated depletion and depreciation	(188,988)	(169,100)

	207,600	195,023

Field and office equipment at cost	27,403	26,653
Less: Accumulated depreciation	(14,702)	(13,251)

	12,701	13,402

Total Property and Equipment, Net	220,301	208,425
Derivative Contracts Long-Term	13	1,066
Other Assets	781	756

Total Assets	$264,900	$242,922

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$16,258	$16,249
Accrued liabilities	12,401	6,832
Current portion of long-term debt	2,903	1,870
Current portion of asset retirement and other long-term obligations	1,366	3,310
Current portion of deferred tax liability	5,547	—
Derivative liability short-term	170	2,194
Due to related parties	45	23

Total Current Liabilities	38,690	30,478
Long-Term Bank Debt	98,490	120,023
Asset Retirement Obligations	11,269	7,227
Derivative Liability Long-Term	—	94
Deferred Income Taxes	38,191	31,962

Total Liabilities	186,640	189,784
Commitments and Contingencies
Equity
Common stock, $.10 par value; 2014 and 2013: Authorized: 4,000,000 shares, issued: 3,836,397 shares; outstanding 2014: 2,333,404 shares; 2013: 2,388,784 shares	383	383
Paid-in capital	7,186	6,803
Retained earnings	105,662	78,616
Accumulated other comprehensive loss, net	(92)	(123)
Treasury stock, at cost; 2014: 1,502,993 shares; 2013: 1,447,613 shares	(43,527)	(40,251)

Total Stockholders’ Equity—PrimeEnergy	69,612	45,428
Non-controlling interest	8,648	7,710

Total Equity	78,260	53,138

Total Liabilities and Equity	$264,900	$242,922

The accompanying Notes are an integral part of these Consolidated Financial Statements

PRIMEENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(Thousands of dollars, except per share amounts)

	For the Year Ended December 31,
	2014	2013
Revenues
Oil and gas sales	$91,045	$92,785
Realized gain (loss) on derivative instruments, net	135	(1,322)
Field service income	26,270	24,934
Administrative overhead fees	9,373	9,255
Unrealized gain (loss) on derivative instruments	17,574	(649)
Other income	183	64

Total Revenues	144,580	125,067
Costs and Expenses
Lease operating expense	43,972	43,809
Field service expense	21,185	21,027
Depreciation, depletion, amortization and accretion on discounted liabilities	25,864	21,861
(Gain) Loss on settlement of asset retirement obligations	(1,797)	40
General and administrative expense	14,460	16,659
Exploration costs	—	8

Total Costs and Expenses	103,684	103,404
Gain on Sale and Exchange of Assets	6,115	2,816

Income from Operations	47,011	24,479
Other Income and Expenses
Less: Interest expense	4,018	4,223
Add: Interest income	—	2

Income Before Provision for Income Taxes	42,993	20,258
Provision for Income Taxes	13,844	6,818

Net Income	29,149	13,440
Less: Net Income Attributable to Non-Controlling Interest	2,103	1,169

Net Income Attributable to PrimeEnergy	$27,046	$12,271

Basic Income Per Common Share	$11.45	$5.04

Diluted Income Per Common Share	$8.68	$3.86

The accompanying Notes are an integral part of these Consolidated Financial Statements

PRIMEENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Thousands of dollars)

	For the Year Ended December 31,
	2014	2013
Net income	$29,149	$13,440

Other Comprehensive Income (Loss), net of taxes:
Changes in fair value of hedge positions, net of taxes of $(17) and $50, respectively	31	(88)

Total other comprehensive income (loss)	31	(88)

Comprehensive income	29,180	13,352
Less: Comprehensive income attributable to non-controlling interest	2,103	1,169

Comprehensive income attributable to PrimeEnergy	$27,077	$12,183

The accompanying Notes are an integral part of these Consolidated Financial Statements

PRIMEENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Thousands of dollars)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity – PrimeEnergy	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at December 31, 2012	3,836,397	$383	$6,690	$66,345	$(35)	$(36,113)	$37,270	$6,932	$44,202
Purchase 121,776 shares of common stock	—	—	—	—	—	(4,138)	(4,138)	—	(4,138)
Net income	—	—	—	12,271	—	—	12,271	1,169	13,440
Other comprehensive loss, net of taxes	—	—	—	—	(88)	—	(88)	—	(88)
Purchase of non-controlling interest	—	—	113	—	—	—	113	(161)	(48)
Distributions to non-controlling interest	—	—	—	—	—	—	—	(230)	(230)

Balance at December 31, 2013	3,836,397	$383	$6,803	$78,616	$(123)	$(40,251)	$45,428	$7,710	$53,138
Purchase 55,380 shares of common stock	—	—	—	—	—	(3,276)	(3,276)	—	(3,276)
Net income	—	—	—	27,046	—	—	27,046	2,103	29,149
Other comprehensive income, net of taxes	—	—	—	—	31	—	31	—	31
Purchase of non-controlling interest	—	—	383	—	—	—	383	(657)	(274)
Distributions to non-controlling interest	—	—	—	—	—	—	—	(508)	(508)

Balance at December 31, 2014	3,836,397	$383	$7,186	$105,662	$(92)	$(43,527)	$69,612	$8,648	$78,260

The accompanying Notes are an integral part of these Consolidated Financial Statements

PRIMEENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Thousands of dollars)

	For the Year Ended December 31,
	2014	2013
Cash Flows from Operating Activities:
Net income	$29,149	$13,440
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion on discounted liabilities	25,864	21,861
Gain on sale of properties	(6,115)	(2,816)
Unrealized (gain) loss on derivative instruments	(17,574)	649
Provision for deferred income taxes	13,237	7,014
(Gain) loss on settlement of asset retirement obligations	(1,797)	40

Changes in assets and liabilities:
Decrease (increase) in accounts receivable	5,379	(4,481)
Increase in due from related parties	(247)	(96)
Decrease in inventories	24	91
Decrease in prepaid expenses and other assets	286	378
Increase (decrease) in accounts payable	534	(712)
Increase in accrued liabilities	7,425	332

Net Cash Provided by Operating Activities	56,165	35,700

Cash Flows from Investing Activities:
Capital expenditures, including exploration expense	(38,758)	(33,934)
Proceeds from sale of properties and equipment	6,834	3,681

Net Cash Used in Investing Activities	(31,924)	(30,253)

Cash Flows from Financing Activities:
Purchase of stock for treasury	(3,276)	(4,138)
Purchase of non-controlling interests	(274)	(48)
Increase in long-term bank debt and other long-term obligations	57,417	68,750
Repayment of long-term bank debt and other long-term obligations	(77,917)	(68,857)
Distribution to non-controlling interest	(508)	(230)

Net Cash Used in Financing Activities	(24,558)	(4,523)

Net (Decrease) Increase in Cash and Cash Equivalents	(317)	924
Cash and Cash Equivalents at the Beginning of the Year	9,526	8,602

Cash and Cash Equivalents at the End of the Year	$9,209	$9,526

Supplemental Disclosures:
Income taxes paid during the year	$320	$754
Interest paid during the year	$4,025	$4,183

The accompanying Notes are an integral part of these Consolidated Financial Statements

PRIMEENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Operations and Significant Accounting Policies

Nature of Operations:

PrimeEnergy Corporation (“PEC”), a Delaware corporation, was organized in March 1973 and is engaged in the development, acquisition and production of oil and natural gas properties. PrimeEnergy Corporation and its subsidiaries are herein referred to as the “Company.” The Company owns leasehold, mineral and royalty interests in producing and non-producing oil and gas properties across the United States, including Colorado, Kansas, Louisiana, Mississippi, Montana, New Mexico, North Dakota, Oklahoma, Texas, West Virginia and Wyoming and the Gulf of Mexico. The Company operates approximately 1,600 wells and owns non-operating interests in approximately 700 additional wells. Additionally, the Company provides well-servicing support operations, site-preparation and construction services for oil and gas drilling and reworking operations, both in connection with the Company’s activities and providing contract services for third parties. The Company is publicly traded on the NASDAQ under the symbol “PNRG.” PEC owns Eastern Oil Well Service Company (“EOWSC”), EOWS Midland Company (“EMID”) and Southwest Oilfield Construction Company (“SOCC”), all of which perform oil and gas field servicing. PEC also owns Prime Operating Company (“POC”), which serves as operator for most of the producing oil and gas properties owned by the Company and affiliated entities. PEC also owns Prime Offshore L.L.C. (“Prime Offshore”), formerly F-W Oil Exploration LLC, which has owned and operated properties in the Gulf of Mexico. PrimeEnergy Management Corporation (“PEMC”), a wholly-owned subsidiary, acts as the managing general partner, providing administration, accounting and tax preparation services for 18 limited partnerships and 2 trusts (collectively, the “Partnerships”). The markets for the Company’s products are highly competitive, as oil and gas are commodity products and prices depend upon numerous factors beyond the control of the Company, such as economic, political and regulatory developments and competition from alternative energy sources.

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

The financial instruments are accounted for in accordance with applicable accounting standards for derivative instruments and hedging activities. Such standards require that applicable derivative instruments be measured at fair market value and recognized as assets or liabilities in the balance sheet. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation is generally established at the inception of a derivative. For derivatives designated as cash flow hedges and meeting applicable effectiveness guidelines, changes in fair value, to the extent effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. At December 31, 2014 and 2013, the entire other comprehensive income amount comprised of the impact of cash flow hedges. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value of a derivative resulting from ineffectiveness or an excluded component of the gain/loss is recognized immediately in the statement of operations.

Recently Adopted Accounting Standards:

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 provided guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance required entities to present unrecognized tax benefits as a decrease in a net operating loss, similar tax loss, or tax credit carryforward if certain criteria are met. The guidance eliminated the diversity in practice in the presentation of unrecognized tax benefits but did not alter the way in which entities assess deferred tax assets for realizability. ASU 2013-11 is effective for annual and interim reporting periods beginning after December 15, 2013. The requirements of ASU 2013-11 did not have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2014.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for transfer of promised goods or services to customers. ASU-2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The amendments in this update also require disclosure of sufficient information to allow users to understand the nature, amount, timing and uncertainty of revenue and cash flow arising from contracts. ASU-2014-09 is effective for annual and interim reporting periods beginning after December 15, 2016, using one of two retrospective application methods. Early application is not permitted. The Company is currently evaluating the effect that the adoption of ASU 2014-09 will have on the Company’s consolidated financial statements.

2. Acquisitions and Dispositions

Historically, the Company has repurchased the noncontrolling interests of the partners and trust unit holders in certain of the Partnerships, which consist primarily of oil and gas interests. The Company purchased such noncontrolling interests in an amount totaling $274,000 in 2014 and $48,000 in 2013.

3. Additional Balance Sheet Information

Accounts receivable at December 31, 2014 and 2013 consisted of the following:

	December 31,
(Thousands of dollars)	2014	2013
Joint interest billings	$2,882	$6,287
Trade receivables	1,980	2,014
Oil and gas sales	6,245	9,604
Other	1,751	122

	12,858	18,027
Less: Allowance for doubtful accounts	(543)	(334)

Total	$12,315	$17,693

Accounts payable at December 31, 2014 and 2013 consisted of the following:

	December 31,
(Thousands of dollars)	2014	2013
Trade	$3,995	$1,596
Royalty and other owners	8,444	7,391
Partner advances	1,344	3,378
Prepaid drilling deposits	786	978
Other	1,689	2,906

Total	$16,258	$16,249

Accrued liabilities at December 31, 2014 and 2013 consisted of the following:

	December 31,
(Thousands of dollars)	2014	2013
Compensation and related expenses	$2,350	$3,062
Property costs	9,204	3,119
Income tax	554	268
Other	293	383

Total	$12,401	$6,832

4. Property and Equipment

Capitalized interest is included as part of the cost of oil and gas properties. The capitalized rates are based upon the Company’s weighted-average cost of borrowings used to finance the expenditures. There was no interest capitalized during 2014 or 2013.

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

At December 31, 2014, the credit facility borrowing base was $130.0 million with no monthly reduction amount. The borrowings made within the credit facility may be placed in a base rate loan or LIBO rate loan. The Company’s borrowing rates in the credit facility provide for base rate loans at the prime rate (3.25% at December 31, 2014) plus applicable margin utilization rates that range from 1.50% to 2.00%, and LIBO rate loans at LIBO published rates plus applicable utilization rates that range from 2.50% to 3.00%. At December 31, 2014, the Company had in place one base rate loan and one LIBO rate loan with effective rates of 4.75% and 2.65%, respectively.

At December 31, 2014, the Company had $88.9 million of borrowings outstanding under its revolving credit facility at a weighted-average interest rate of 3.42%, and $41.1 million available for future borrowings. The combined weighted average interest rate paid on outstanding bank borrowings subject to base rate and LIBO interest was 3.53% for the year ended December 31, 2014, as compared to 3.58% for the year ended December 31, 2013.

The Company entered into interest rate hedge agreements to help manage interest rate exposure. These contracts include interest rate swaps. Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. In July 2012, the Company entered into interest swap agreements for a period of two years, which commenced in January 2014, related to $75 million of the Company’s bank debt resulting in a LIBO fixed rate of 0.563%. For the year ended December 31, 2014, the Company recorded interest expense and paid $289,000 related to the settlement of interest rate swaps.

Equipment Loans:

On July 31, 2013, the Company entered into a $10.0 million Loan and Security Agreement with JP Morgan Chase Bank (“Equipment Loan”). The Equipment Loan is secured by a portion of the Company’s field service equipment, carries an interest rate of 3.95% per annum, requires monthly payments (principal and interest) of $184,000, and has a final maturity date of July 31, 2018. As of December 31, 2014, the Company had a total of $7.5 million outstanding on this Equipment Loan.

On July 29, 2014, the Company entered into additional equipment financing facilities totaling $6.0 million with JP Morgan Chase Bank. In August 2014, the Company drew down $4.8 million of this facility that is secured by field service equipment, carries an interest rate of 3.40% per annum, requires monthly payments (principal and interest) of $87,800, and has a final maturity date of July 31, 2019. As of December 31, 2014, the Company had a total of $4.5 million outstanding on this facility. The remaining $1.2 million under this facility is available to finance the acquisition of any future field service equipment. In December 2014, the Company drew down an additional $0.5 million of this facility that is secured by recently purchased field service equipment. Interim draws on this facility carry a floating interest rate, payable monthly at the LIBO published rate plus 2.50% and in July 2015 will convert along with subsequent draws, if any, into a fixed term loan requiring monthly payments (principal and interest) and a final maturity date of June 30, 2020.

6. Commitments

Operating Leases:

The Company has several non-cancelable operating leases, primarily for rental of office space, that have a term of more than one year. The future minimum lease payments for the operating leases at December 31, 2014 are as follows.

(Thousands of dollars)	Operating Leases
2015	$651
2016	546
2017	46

Total minimum payments	$1,243

Rent expense for office space for the years ended December 31, 2014 and 2013 was $785,000 and $699,000, respectively.

Asset Retirement Obligation:

A reconciliation of the liability for plugging and abandonment costs for the years ended December 31, 2014 and 2013 is as follows:

	Year Ended December 31,
(Thousands of dollars)	2014	2013
Asset retirement obligation at beginning of period	$10,537	$9,012
Liabilities incurred	1,627	338
(Gain) loss on settlement of obligations	(1,797)	40
Liabilities settled	(1,074)	(776)
Accretion expense	370	394
Revisions in estimated liabilities	2,838	1,529

Asset retirement obligation at end of period	$12,501	$10,537

The Company’s liability is determined using significant assumptions, including current estimates of plugging and abandonment costs, annual inflation of these costs, the productive life of wells and a risk-adjusted interest rate. Changes in any of these assumptions can result in significant revisions to the estimated asset retirement obligation. Revisions to the asset retirement obligation are recorded with an offsetting change to producing properties, resulting in prospective changes to depreciation, depletion and amortization expense and accretion of discount. Because of the subjectivity of assumptions and the relatively long life of most of the Company’s wells, the costs to ultimately retire the wells may vary significantly from previous estimates. In 2014, the Company recognized a gain on the settlement of asset retirement obligations associated with insurance recoveries related to obligations previously recognized on the plugging and abandonment of a well. During 2014 and 2013 revisions in estimated liabilities for asset retirement obligations resulted from increased field costs resulting in shorter productive life of marginal wells and the enactment of new federal regulation requirements for plugging and abandonment.

7. Contingent Liabilities

The Company, as managing general partner of the affiliated Partnerships, is responsible for all Partnership activities, including the drilling of development wells and the production and sale of oil and gas from productive wells. The Company also provides the administration, accounting and tax preparation work for the Partnerships, and is liable for all debts and liabilities of the affiliated Partnerships, to the extent that the assets of a given limited Partnership are not sufficient to satisfy its obligations. At December 31, 2014, the affiliated Partnerships have established cash reserves in excess of their debts and liabilities, and the Company believes these reserves will be sufficient to satisfy Partnership obligations.

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

8. Stock Options and Other Compensation

In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. At December 31, 2014 and 2013, options on 767,500 shares were outstanding and exercisable at prices ranging from $1.00 to $1.25. According to their terms, the options have no expiration date.

9. Income Taxes

The components of the provision (benefit) for income taxes for the years ended December 31, 2014 and 2013 are as follows:

	Year Ended December 31,
(Thousands of dollars)	2014	2013
Current:
Federal	$345	$(462)
State	262	266

Total current	607	(196)
Deferred:
Federal	13,134	6,549
State	103	465

Total deferred	13,237	7,014

Total income tax provision	$13,844	$6,818

The components of net deferred tax assets and liabilities are as follows:

	At December 31,
(Thousands of dollars)	2014	2013
Current Assets:
Accrued liabilities	$610	$683
Allowance for doubtful accounts	124	118
Derivative contracts	52	677

Total current assets	786	1,478
Current Liabilities:
Derivative contracts	6,333	—

Total current liabilities	6,333	—

Net current deferred income tax liabilities (assets)	$5,547	$(1,478)

Non-Current Assets:
Alternative minimum tax credits	$5,722	$5,852
Net operating loss carry-forwards	620	168
Percentage depletion carry-forwards	3,959	4,543

Total non-current assets	10,301	10,563
Non-Current Liabilities:
Basis differences relating to managed partnerships	4,300	2,462
Depletion and depreciation	44,192	39,694
Derivative contracts	—	369

Total non-current liabilities	48,492	42,525

Net non-current deferred income tax liabilities	$38,191	$31,962

The total provision for income taxes for the years ended December 31, 2014 and 2013 varies from the federal statutory tax rate as a result of the following:

	Year Ended December 31,
(Thousands of dollars)	2014	2013
Expected tax expense	$13,902	$6,491
State income tax, net of federal benefit	254	488
Percentage depletion	(312)	(422)
Other, net	—	261

Total income tax provision	$13,844	$6,818

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

The Company has $5.7 million in alternative minimum tax (“AMT”) credits which can be used to lower the regular tax liability to the tentative AMT amount in years where the tentative AMT amount is less. These credits do not expire.

The Company is allowed a credit against the Texas Franchise Tax based on net operating losses incurred in prior periods. The credits allowed are $26 thousand in the years 2014 through 2016, and $89 thousand in the years 2017 through 2026. Any credits not utilized in a given year due to the allowable credit exceeding the tax liability may be carried forward. No credit may be carried forward past 2026. The value of the credit is shown net of the federal income tax effect.

The Company has not recorded any provision for uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The 2004, 2005, 2006, and 2009 federal income tax returns have been audited by the Internal Revenue Service, while the 2011, 2012 and 2013 returns remain open for examination. Returns for unexamined earlier years may be examined and adjustments made to the amount of percentage depletion and AMT credit carryforwards flowing from those years into an open tax year, although in general, no assessment of income tax may be made for those years on which the statute has closed. State returns for the years 2011, 2012 and 2013 remain open for examination by the relevant taxing authorities.

10. Segment Information and Major Customers

The Company operates in one industry—oil and gas exploration, development, operation and servicing. The Company’s oil and gas activities are entirely in the United States.

The Company sells its oil and gas production to a number of purchasers. Listed below are the percent of the Company’s total oil and gas sales made to each of the customers whose purchases represented more than 10% of the Company’s oil and gas sales in the year 2014.

Oil Purchasers:		Gas Purchasers:
Plains All American Inc.	46%	Atlas Pipeline Mid-Continent	37%
Sunoco, Inc.	26%	Unimark LLC	13%

Although there are no long-term oil and gas purchasing agreements with these purchasers, the Company believes that they will continue to purchase its oil and gas products and, if not, could be replaced by other purchasers.

11. Financial Instruments

Fair Value Measurements:

Authoritative guidance on fair value measurements defines fair value, establishes a framework for measuring fair value and stipulates the related disclosure requirements. The Company follows a three-level hierarchy, prioritizing and defining the types of inputs used to measure fair value. The fair values of the Company’s interest rate swaps, natural gas and crude oil price collars and swaps are designated as Level 3. The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2014 and 2013:

December 31, 2014 (Thousands of dollars)	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2014
Assets
Commodity derivative contracts	$—	$—	$16,901	$16,901
Interest rate derivative contracts	—	—	26	26

Total assets	$—	$—	$16,927	$16,927

Liabilities
Interest rate derivative contracts	$—	$—	$(170)	$(170)

Total liabilities	$—	$—	$(170)	$(170)

December 31, 2013 (Thousands of dollars)	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2013
Assets
Commodity derivative contracts	$—	$—	$1,337	$1,337
Interest rate derivative contracts	—	—	86	86

Total assets	$—	$—	$1,423	$1,423

Liabilities
Commodity derivative contracts	$—	$—	$(2,010)	$(2,010)
Interest rate derivative contracts	—	—	(278)	(278)

Total liabilities	$—	$—	$(2,288)	$(2,288)

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

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the years ended December 31, 2014 and 2013.

	Year Ended December 31,
(Thousands of dollars)	2014	2013
Net liabilities at beginning of period	$(865)	$(78)
Total realized and unrealized gains (losses):
Included in earnings (a)	17,420	(1,971)
Included in other comprehensive income (loss)	48	(138)
Purchases, sales, issuances and settlements	154	1,322

Net assets (liabilities) at end of period	$16,757	$(865)

(a)	Derivative instruments are reported in revenues as realized gain/loss and on a separately reported line item captioned unrealized gain/loss on derivative instruments, and interest rate swap instruments are reported as an increase or reduction to interest expense.

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

Interest rate swap derivatives continue to be treated as cash-flow hedges and are used to fix our float interest rates on existing debt. The value of these interest rate swaps at December 31, 2014 and 2013 are located in accumulated other comprehensive loss, net of tax. Settlement of the swaps, which began in January 2014, are recognized within interest expense.

The following table sets forth the effect of derivative instruments on the consolidated balance sheets at December 31, 2014 and 2013:

		Fair Value at December 31,
(Thousands of dollars)	Balance Sheet Location	2014	2013
Asset Derivatives:
Derivatives designated as cash-flow hedging instruments:
Interest rate swap contracts	Derivative contracts	$12	$—
Interest rate swap contracts	Derivative contracts long-term	13	86
Derivatives not designated as cash-flow hedging instruments:
Crude oil commodity contracts	Derivative contracts	14,629	307
Natural gas commodity contracts	Derivative contracts	2,273	50
Crude oil commodity contracts	Derivative contracts long-term	—	980

Total		$16,927	$1,423

Liability Derivatives:
Derivatives designated as cash-flow hedging instruments:
Interest rate swap contracts	Derivative liability short-term	$(170)	$(209)
Interest rate swap contracts	Derivative liability long-term	—	(69)
Derivatives not designated as cash-flow hedging instruments:
Crude oil commodity contracts	Derivative liability short-term	—	(1,667)
Natural gas commodity contracts	Derivative liability short-term	—	(318)
Crude oil commodity contracts	Derivative liability long-term	—	(25)

Total		$(170)	$(2,288)

Total derivative instruments		$16,757	$(865)

The following table sets forth the effect of derivative instruments on the consolidated statements of operations for the years ended December 31, 2014 and 2013:

	Location of gain/loss recognized in income	Amount of gain/loss recognized in income
(Thousands of dollars)		2014	2013
Derivative designated as cash-flow hedge instruments:
Interest rate swap contracts	Interest expense	$(289)	$—
Derivatives not designated as cash-flow hedge instruments:
Natural gas commodity contracts	Unrealized gain (loss) on derivative instruments, net	2,542	(1,309)
Crude oil commodity contracts	Unrealized gain on derivative instruments, net	15,032	660
Natural gas commodity contracts (a)	Realized gain (loss) on derivative instruments, net	(529)	796
Crude oil commodity contracts (a)	Realized gain (loss) on derivative instruments, net	664	(2,118)

		$17,420	$(1,971)

(a)	In January 2014, the Company unwound and monetized natural gas swaps with original settlement dates from January 2015 through December 2015 for net proceeds of $276,000. In September 2014, the Company unwound and monetized crude oil swaps with original settlement dates from January 2016 through December 2016 for net proceeds of $703,000. The $979,000 gains associated with these early settlement transactions are included in realized gain on derivative instruments for the year ended December 31, 2014.

12. Related Party Transactions

The Company, as managing general partner or managing trustee, makes an annual offer to repurchase the interests of the partners and trust unit holders in certain of the Partnerships or Trusts. The Company purchased such interests in an amount totaling $274,000 during 2014 and $48,000 during 2013.

Treasury stock purchases in any reported period may include shares from a related party. In December 2013, the Company purchased 4,500 shares of common stock as treasury shares from a Director for $222,750. There were no other related party treasury stock purchases during the years ended December 31, 2014 and 2013.

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

13. Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents include $3.88 million and $2.01 million at December 31, 2014 and 2013, respectively, of cash primarily pertaining to oil and gas revenue payments. There were corresponding accounts payable recorded at December 31, 2014 and 2013 for these liabilities. Both the restricted cash and the accounts payable are classified as current on the accompanying consolidated balance sheets.

14. Salary Deferral Plan

The Company maintains a salary deferral plan (the “Plan”) in accordance with Internal Revenue Code Section 401(k), as amended. The Plan provides for matching contributions, of which $591,000 and $524,000 were made in 2014 and 2013, respectively.

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

	Year Ended December 31,
	2014			2013
	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount
Basic	$27,046	2,361,134	$11.45	$12,271	2,436,821	$5.04

Effect of dilutive securities:
Options	—	753,897		—	746,085

Diluted	$27,046	3,115,031	$8.68	$12,271	3,182,906	$3.86

16. Shareholder’s Equity

The Company has in place a stock repurchase program whereby it may purchase outstanding shares of its common stock from time-to-time, in open market transactions or negotiated sales. The Company uses the cost method to account for its treasury share purchases.

PRIMEENERGY CORPORATION AND SUBSIDIARIES

SUPPLEMENTARY INFORMATION

CAPITALIZED COSTS RELATING TO

OIL AND GAS PRODUCING ACTIVITIES

Years Ended December 31, 2014 and 2013

(Unaudited)

	As of December 31,
(Thousands of dollars)	2014	2013
Proved Developed oil and gas properties	$395,314	$362,186
Proved Undeveloped oil and gas properties	1,274	1,937
Unproved oil and gas properties	—	—

Total Capitalized Costs	396,588	364,123
Accumulated depreciation, depletion and valuation allowance	188,988	169,100

Net Capitalized Costs	$207,600	$195,023

COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION,

EXPLORATION AND DEVELOPMENT ACTIVITIES

Years Ended December 31, 2014 and 2013

(Unaudited)

	Year Ended December 31,
(Thousands of dollars)	2014	2013
Acquisition of Properties, Developed	$59	$7
Acquisition of Properties, Undeveloped	—	—
Exploration Costs	—	8
Development Costs	36,406	25,912

STANDARDIZED MEASURE OF DISCOUNTED FUTURE

NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

Years Ended December 31, 2014 and 2013

(Unaudited)

	As of December 31,
(Thousands of dollars)	2014	2013
Future cash inflows	$2,252,248	$1,880,389
Future production costs	(738,531)	(769,172)
Future development costs	(354,139)	(313,754)
Future income tax expenses	(360,702)	(234,191)

Future Net Cash Flows	798,876	563,272
10% annual discount for estimated timing of cash flows	(455,588)	(325,044)

Standardized Measure of Discounted Future Net Cash Flows	$343,288	$238,228

See accompanying Notes to Supplementary Information

PRIMEENERGY CORPORATION AND SUBSIDIARIES

SUPPLEMENTARY INFORMATION

STANDARDIZED MEASURE OF DISCOUNTED FUTURE

NET CASH FLOWS AND CHANGES THEREIN

RELATING TO PROVED OIL AND GAS RESERVES

Years Ended December 31, 2014 and 2013

(Unaudited)

The following are the principal sources of change in the standardized measure of discounted future net cash flows during 2014 and 2013:

	Year Ended December 31,
(Thousands of dollars)	2014	2013
Sales of oil and gas produced, net of production costs	$(47,074)	$(48,976)
Net changes in prices and production costs	(18,510)	(10,149)
Extensions, discoveries and improved recovery	198,235	218,648
Revisions of previous quantity estimates	67,245	(733)
Net change in development costs	(69,923)	(129,672)
Reserves sold	(69)	—
Reserves purchased	—	—
Accretion of discount	23,823	21,327
Net change in income taxes	(56,744)	(23,007)
Changes in production rates (timing) and other	8,077	(2,483)

Net change	105,060	24,955
Standardized measure of discounted future net cash flow:
Beginning of year	238,228	213,273

End of year	$343,288	$238,228

See accompanying Notes to Supplementary Information

PRIMEENERGY CORPORATION AND SUBSIDIARIES

SUPPLEMENTARY INFORMATION

RESERVE QUANTITY INFORMATION

Years Ended December 31, 2014 and 2013

(Unaudited)

	As of December 31,
	2014			2013
	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf)	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf)
Proved Developed Reserves:
Beginning of year	6,687	2,223	31,628	7,178	2,909	27,833
Extensions, discoveries and improved recovery	186	222	424	87	—	402
Revisions of previous estimates	(278)	(207)	3,662	(361)	(712)	6,456
Converted from undeveloped reserves	407	93	735	513	199	1,207
Reserves sold	(4)	—	—	—	—	—
Reserves purchased	—	—	—	—	—	—
Production	(759)	(171)	(4,182)	(730)	(173)	(4,270)

End of year	6,239	2,160	32,267	6,687	2,223	31,628

Proved Undeveloped Reserves:
Beginning of year	9,066	3,707	19,772	5,907	2,877	12,613
Extensions, discoveries and improved recovery	5,914	1,629	6,672	4,536	1,541	9,538
Revisions of previous estimates	136	(921)	622	(864)	(512)	(1,172)
Converted to developed reserves	(407)	(93)	(735)	(513)	(199)	(1,207)
Reserves sold	—	—	—	—	—	—
Reserves purchased	—	—	—	—	—	—

End of year	14,709	4,322	26,331	9,066	3,707	19,772

Total Proved Reserves at the End of the Year	20,948	6,482	58,598	15,753	5,930	51,400

RESULTS OF OPERATIONS FROM OIL AND GAS PRODUCING ACTIVITIES

Years Ended December 31, 2014 and 2013

(Unaudited)

	Year Ended December 31,
(Thousands of dollars)	2014	2013
Revenue:
Oil and gas sales	$91,045	$92,785
Costs and Expenses:
Lease operating expenses	43,972	43,809
Exploration costs	—	8
Depreciation, depletion and accretion	22,906	19,218
Income tax expense	9,216	10,012

Total Costs and Expenses	76,094	73,047

Results of Operations From Producing Activities (excluding corporate overhead and interest costs)	$14,951	$19,738

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

Proved reserve quantity estimates are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. The accuracy of such estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of subsequent drilling, testing and production may cause either upward or downward revision of previous estimates. Further, the volumes considered to be commercially recoverable fluctuate with changes in prices and operating costs. The Company emphasizes that proved reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of currently producing oil and gas properties. Accordingly, these estimates are expected to change as additional information becomes available in the future.

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

5. Changes in Reserves

The 2014 and 2013 extensions and discoveries reflect the successful drilling activity in the Company’s West Texas and Mid-Continent areas. The Company is employing technologies to establish proved reserves that have been demonstrated to provide consistent results capable of repetition. The technologies and economic data being used in the estimation of its proved reserves include, but are not limited to, electrical logs, radioactivity logs, geologic maps, production data and well test data. The estimated reserves of wells with sufficient production history are estimated using appropriate decline curves. Estimated reserves of producing wells with limited production history and for undeveloped locations are estimated using performance data from analogous wells in the area. These wells are considered analogous based on production performance from the same formation and with similar completion techniques.