Form 10-Q
period 2015-03-31
PRIMEENERGY CORP
filed 2015-05-14
CIK 56868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

The number of shares outstanding of each class of the Registrant’s Common Stock as of May 11, 2015 was: Common Stock, $0.10 par value 2,314,094 shares.

PrimeEnergy Corporation

Index to Form 10-Q

March 31, 2015

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PRIMEENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS – Unaudited

(Thousands of dollars, except per share amounts)

	March 31, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$5,678	$9,209
Restricted cash and cash equivalents	3,877	3,877
Accounts receivable, net	11,615	12,315
Derivative contracts	14,436	16,914
Other current assets	948	1,490

Total Current Assets	36,554	43,805
Property and Equipment, at cost
Oil and gas properties (successful efforts method), net	206,997	207,600
Field and office equipment, net	12,356	12,701

Total Property and Equipment, Net	219,353	220,301
Other Assets	722	794

Total Assets	$256,629	$264,900

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$15,096	$16,258
Accrued liabilities	6,487	12,401
Current portion of long-term debt	2,930	2,903
Current portion of asset retirement and other long-term obligations	1,366	1,366
Current portion of deferred tax liability	4,559	5,547
Derivative liability short-term	156	170
Due to related parties	1	45

Total Current Liabilities	30,595	38,690
Long-Term Bank Debt	98,908	98,490
Asset Retirement Obligations	11,276	11,269
Deferred Income Taxes	39,113	38,191

Total Liabilities	179,892	186,640
Commitments and Contingencies
Equity
Common stock, $.10 par value; Authorized: 4,000,000 shares, issued: 3,836,397 shares	383	383
Paid-in capital	7,185	7,186
Retained earnings	105,675	105,662
Accumulated other comprehensive loss, net	(100)	(92)
Treasury stock, at cost; 1,522,253 shares and 1,502,993 shares	(44,807)	(43,527)

Total Stockholders’ Equity – PrimeEnergy	68,336	69,612
Non-controlling interest	8,401	8,648

Total Equity	76,737	78,260

Total Liabilities and Equity	$256,629	$264,900

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – Unaudited

Three Months Ended March 31, 2015 and 2014

(Thousands of dollars, except per share amounts)

	2015	2014
Revenues
Oil and gas sales	$12,298	$24,201
Realized gain (loss) on derivative instruments, net	5,143	(997)
Field service income	5,541	6,772
Administrative overhead fees	2,233	2,284
Unrealized loss on derivative instruments, net	(2,466)	(1,982)
Other income	46	107

Total Revenues	22,795	30,385
Costs and Expenses
Lease operating expense	9,240	11,906
Field service expense	4,489	5,527
Depreciation, depletion, amortization and accretion on discounted liabilities	5,452	5,353
General and administrative expense	3,367	4,446

Total Costs and Expenses	22,548	27,232
Gain on Sale and Exchange of Assets	489	3,173

Income from Operations	736	6,326
Interest Expense	939	1,079

Income (Loss) Before Provision for Income Taxes	(203)	5,247
Provision for Income Taxes	15	1,478

Net Income (Loss)	(218)	3,769
Less: Net Income (Loss) Attributable to Non-Controlling Interests	(231)	960

Net Income Attributable to PrimeEnergy	$13	$2,809

Basic Income Per Common Share	$0.01	$1.18

Diluted Income Per Common Share	$0.00	$0.90

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – Unaudited

Three Months Ended March 31, 2015 and 2014

(Thousands of dollars)

	2015	2014
Net Income (Loss)	$(218)	$3,769
Other Comprehensive Loss, net of taxes:
Changes in fair value of hedge positions, net of taxes of $4 and $2, respectively	(8)	(3)

Total other comprehensive loss	(8)	(3)

Comprehensive Income (Loss)	(226)	3,766
Less: Comprehensive Income (Loss) Attributable to Non-Controlling Interest	(231)	960

Comprehensive Income Attributable to PrimeEnergy	$5	$2,806

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY – Unaudited

Three Months Ended March 31, 2015

(Thousands of dollars)

	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive	Treasury	Total Stockholders’ Equity –	Non-Controlling	Total
	Shares	Amount	Capital	Earnings	Loss	Stock	PrimeEnergy	Interest	Equity
Balance at December 31, 2014	3,836,397	$383	$7,186	$105,662	$(92)	$(43,527)	$69,612	$8,648	$78,260
Repurchase 19,260 shares of common stock	—	—	—	—	—	(1,280)	(1,280)	—	(1,280)
Net loss	—	—	—	13	—	—	13	(231)	(218)
Other comprehensive loss, net of taxes	—	—	—	—	(8)	—	(8)	—	(8)
Repurchase of non-controlling interests	—	—	(1)	—	—	—	(1)	—	(1)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(16)	(16)

Balance at March 31, 2015	3,836,397	$383	$7,185	$105,675	$(100)	$(44,807)	$68,336	$8,401	$76,737

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

Three Months Ended March 31, 2015 and 2014

(Thousands of dollars)

	2015	2014
Cash Flows from Operating Activities:
Net income (loss)	$(218)	$3,769
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion on discounted liabilities	5,452	5,353
Gain on sale of properties	(489)	(3,173)
Unrealized loss on derivative instruments, net	2,466	1,982
Provision (benefit) for deferred income taxes	(63)	1,251
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	700	(171)
Decrease in due from related parties	255	134
Decrease in other assets	302	191
Increase (decrease) in accounts payable	(1,162)	1,141
Increase (decrease) in accrued liabilities	(5,914)	653

Net Cash Provided by Operating Activities	1,329	11,130

Cash Flows from Investing Activities:
Capital expenditures, including exploration expense	(4,533)	(7,864)
Proceeds from sale of properties and equipment	525	3,283

Net Cash Used in Investing Activities	(4,008)	(4,581)

Cash Flows from Financing Activities:
Purchase of stock for treasury	(1,280)	(1,046)
Purchase of non-controlling interests	(1)	(48)
Proceeds from long-term bank debt and other long-term obligations	11,200	14,750
Repayment of long-term bank debt and other long-term obligations	(10,755)	(19,211)
Distribution to non-controlling interests	(16)	(34)

Net Cash Used in Financing Activities	(852)	(5,589)

Net Increase (Decrease) in Cash and Cash Equivalents	(3,531)	960
Cash and Cash Equivalents at the Beginning of the Period	9,209	9,526

Cash and Cash Equivalents at the End of the Period	$5,678	$10,486

Supplemental Disclosures:
Income taxes paid	$498	$293
Interest paid	$1,237	$1,117

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

(1) Basis of Presentation:

The accompanying condensed consolidated financial statements of PrimeEnergy Corporation (“PEC” or the “Company”) have not been audited by independent public accountants. Pursuant to applicable Securities and Exchange Commission (“SEC”) rules and regulations, the accompanying interim financial statements do not include all disclosures presented in annual financial statements and the reader should refer to the Company’s Form 10-K for the year ended December 31, 2014. In the opinion of management, the accompanying interim condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014, the condensed consolidated results of operations, cash flows and equity for the three months ended March 31, 2015 and 2014. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation. The results for interim periods are not necessarily indicative of annual results. For purposes of disclosure in the condensed consolidated financial statements, subsequent events have been evaluated through the date the statements were issued.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The amendments in this update also require disclosure of sufficient information to allow users to understand the nature, amount, timing and uncertainty of revenue and cash flow arising from contracts. ASU 2014-09 is effective for annual and interim reporting periods beginning after December 15, 2016, and can be adopted either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Early application is not permitted. In April 2015, the FASB proposed to delay the effective date one year. The proposal will be subject to the FASB’s due process requirement, which includes a period for public comments. The Company is currently evaluating the effect that the adoption of ASU 2014-09 will have on the Company’s financial position, results of operations or cash flows.

(2) Acquisitions and Dispositions:

Historically the Company has repurchased the interests of the partners and trust unit holders in the eighteen oil and gas limited partnerships (the “Partnerships”) and the two asset and business income trusts (the “Trusts”) managed by the Company as general partner and as managing trustee, respectively. The Company purchased such interests in amounts totaling $1,000 and $48,000 for the three months ended March 31, 2015 and 2014, respectively.

(3) Restricted Cash and Cash Equivalents:

Restricted cash and cash equivalents include $3.88 million at March 31, 2015 and December 31, 2014 of cash primarily pertaining to oil and gas revenue payments. There were corresponding accounts payable recorded at March 31, 2015 and December 31, 2014 for these liabilities. Both the restricted cash and the accounts payable are classified as current on the accompanying condensed consolidated balance sheets.

(4) Additional Balance Sheet Information:

Certain balance sheet amounts are comprised of the following:

(Thousands of dollars)	March 31, 2015	December 31, 2014
Accounts Receivable:
Joint interest billing	$2,901	$2,882
Trade receivables	1,734	1,980
Oil and gas sales	5,607	6,245
Other	1,877	1,751

	12,119	12,858
Less: Allowance for doubtful accounts	(504)	(543)

Total	$11,615	$12,315

(Thousands of dollars)	March 31, 2015	December 31, 2014
Accounts Payable:
Trade	$2,440	$3,995
Royalty and other owners	9,040	8,444
Partner advances	1,726	1,344
Prepaid drilling deposits	559	786
Other	1,331	1,689

Total	$15,096	$16,258

Accrued Liabilities:
Compensation and related expenses	$2,731	$2,350
Property costs	3,087	9,204
Income tax	130	554
Other	539	293

Total	$6,487	$12,401

(5) Property and Equipment:

Property and equipment at March 31, 2015 and December 31, 2014 consisted of the following:

(Thousands of dollars)	March 31, 2015	December 31, 2014
Proved oil and gas properties, at cost	$400,527	$396,588
Less: Accumulated depletion and depreciation	(193,530)	(188,988)

Oil and Gas Properties, Net	$206,997	$207,600

Field and office equipment	$27,800	$27,403
Less: Accumulated depreciation	(15,444)	(14,702)

Field and Office Equipment, Net	$12,356	$12,701

Total Property and Equipment, Net	$219,353	$220,301

(6) Long-Term Debt:

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

At March 31, 2015, the credit facility borrowing base was $130.0 million with no required monthly reduction amount. The borrowings made within the credit facility may be placed in a base rate loan or LIBO rate loan. The Company’s borrowing rates in the credit facility provide for base rate loans at the prime rate (3.25% at March 31, 2015) plus applicable margin utilization rates that range from 1.50% to 2.00%, and LIBO rate loans at LIBO published rates plus applicable utilization rates (2.50% to 3.00% at March 31, 2015). At March 31, 2015, the Company had in place one base rate loan and one LIBO rate loan with effective rates of 5.00% and 2.91%, respectively.

At March 31, 2015, the Company had $90.0 million of borrowings outstanding under its revolving credit facility at a weighted-average interest rate of 3.46% and $40.0 million available for future borrowings. The combined weighted average interest rate paid on outstanding bank borrowings subject to base rate and LIBO interest was 3.41% for the three months ended March 31, 2015 as compared to 3.55% for the three months ended March 31, 2014.

The Company entered into interest rate hedge agreements to help manage interest rate exposure. These contracts include interest rate swaps. Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. In July 2012, the Company entered into interest swap agreements for a period of two years, which commenced in January 2014, related to $75 million of the Company’s bank debt resulting in a LIBO fixed rate of 0.563%. The Company recorded interest expense and paid $74,000 and $54,000 related to the settlement of interest rate swaps for the three months ended March 31, 2015 and 2014, respectively.

Equipment Loans:

On July 31, 2013, the Company entered into a $10.0 million Loan and Security Agreement with JP Morgan Chase Bank (“Equipment Loan”). The Equipment Loan is secured by a portion of the Company’s field service equipment, carries an interest rate of 3.95% per annum, requires monthly payments (principal and interest) of $184,000, and has a final maturity date of July 31, 2018. As of March 31, 2015, the Company had a total of $7.0 million outstanding on this Equipment Loan.

On July 29, 2014, the Company entered into additional equipment financing facilities totaling $6.0 million with JP Morgan Chase Bank. In August 2014, the Company drew down $4.8 million of this facility that is secured by field service equipment, carries an interest rate of 3.40% per annum, requires monthly payments (principal and interest) of $87,800, and has a final maturity date of July 31, 2019. The remaining $1.2 million under this facility is available to finance the acquisition of any future field service equipment. In December 2014, the Company drew down an additional $0.5 million of this facility that is secured by recently purchased field service equipment. Interim draws on this facility carry a floating interest rate, payable monthly at the LIBO published rate plus 2.50% and in July 2015 will convert along with subsequent draws, if any, into a fixed term loan requiring monthly payments (principal and interest) and a final maturity date of June 30, 2020. As of March 31, 2015, the Company had a total of $4.8 million outstanding on this facility.

(7) Other Long-Term Obligations and Commitments:

Operating Leases:

The Company has several non-cancelable operating leases, primarily for rental of office space, that have a term of more than one year. The future minimum lease payments for the rest of fiscal 2015 and thereafter for the operating leases are as follows:

(Thousands of dollars)	Operating Leases
2015	$460
2016	546
2017	46

Total minimum payments	$1,052

Rent expense for office space for the three months ended March 31, 2015 and 2014 was $263,000 and $164,000, respectively.

Asset Retirement Obligation:

A reconciliation of the liability for plugging and abandonment costs for the three months ended March 31, 2015 is as follows:

(Thousands of dollars)
Asset retirement obligation – December 31, 2014	$12,501
Liabilities incurred	60
Liabilities settled	(477)
Accretion expense	133

Asset retirement obligation – March 31, 2015	$12,217

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

(8) Contingent Liabilities:

The Company, as managing general partner of the affiliated Partnerships, is responsible for all Partnership activities, including the drilling of development wells and the production and sale of oil and gas from productive wells. The Company also provides the administration, accounting and tax preparation work for the Partnerships, and is liable for all debts and liabilities of the affiliated Partnerships, to the extent that the assets of a given limited Partnership are not sufficient to satisfy its obligations. At March 31, 2015, the affiliated Partnerships have established cash reserves in excess of their debts and liabilities and the Company believes these reserves will be sufficient to satisfy Partnership obligations.

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

(9) Stock Options and Other Compensation:

In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. At March 31, 2015 and 2014, remaining options held by two key executive officers on 767,500 shares were outstanding and exercisable at prices ranging from $1.00 to $1.25. According to their terms, the options have no expiration date.

(10) Related Party Transactions:

The Company, as managing general partner or managing trustee, makes an annual offer to repurchase the interests of the partners and trust unit holders in certain of the Partnerships or Trusts. The Company purchased such interests in amounts totaling $1,000 and $48,000 for the three months ended March 31, 2015 and 2014, respectively.

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

(11) Financial Instruments:

Fair Value Measurements:

Authoritative guidance on fair value measurements defines fair value, establishes a framework for measuring fair value and stipulates the related disclosure requirements. The Company follows a three-level hierarchy, prioritizing and defining the types of inputs used to measure fair value. The fair values of the Company’s interest rate swaps, natural gas and crude oil price collars and swaps are designated as Level 3. The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014:

March 31, 2015	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2015
(Thousands of dollars)
Assets
Commodity derivative contracts	$—	$—	$14,436	$14,436
Interest rate derivative contracts	—	—	—	—

Total assets	$—	$—	$14,436	$14,436

Liabilities
Interest rate derivative contracts	$—	$—	$(156)	$(156)

Total liabilities	$—	$—	$(156)	$(156)

December 31, 2014	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2014
(Thousands of dollars)
Assets
Commodity derivative contracts	$—	$—	$16,901	$16,901
Interest rate derivative contracts	—	—	26	26

Total assets	$—	$—	$16,927	$16,927

Liabilities
Interest rate derivative contracts	$—	$—	$(170)	$(170)

Total liabilities	$—	$—	$(170)	$(170)

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

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the three months ended March 31, 2015.

(Thousands of dollars)
Net assets – December 31, 2014	$16,757
Total realized and unrealized (gains) losses:
Included in earnings (a)	2,603
Included in other comprehensive loss	(12)
Purchases, sales, issuances and settlements	(5,068)

Net assets – March 31, 2015	$14,280

(a)	Derivative instruments are reported in revenues as realized gain/loss and on a separately reported line item captioned unrealized gain/loss on derivative instruments, and interest rate swap instruments are reported as an increase or reduction to interest expense.

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

Interest rate swap derivatives are treated as cash-flow hedges and are used to fix or float interest rates on existing debt. The value of these interest rate swaps at March 31, 2015 and December 31, 2014 are located in accumulated other comprehensive loss, net of tax. Settlement of the swaps are recorded within interest expense.

The following table sets forth the effect of derivative instruments on the condensed consolidated balance sheets at March 31, 2015 and December 31, 2014:

		Fair Value
(Thousands of dollars)	Balance Sheet Location	March 31, 2015	December 31, 2014
Asset Derivatives:
Derivatives designated as cash-flow hedging instruments:
Interest rate swap contracts	Derivative contracts	$—	$12
Interest rate swap contracts	Other assets	—	13
Derivatives not designated as cash-flow hedging instruments:
Crude oil commodity contracts	Derivative contracts	12,356	14,629
Natural gas commodity contracts	Derivative contracts	2,080	2,273

Total		$14,436	$16,927

Liability Derivatives:
Derivatives designated as cash-flow hedging instruments:
Interest rate swap contracts	Derivative liability short-term	$(156)	$(170)

Total		$(156)	$(170)

Total derivative instruments		$14,280	$16,757

The following table sets forth the effect of derivative instruments on the condensed consolidated statement of operations for the three-month periods ended March 31, 2015 and 2014:

	Location of gain/loss recognized in income	Amount of gain/loss recognized in income
(Thousands of dollars)		2015	2014
Derivative designated as cash-flow hedge instruments:
Interest rate swap contracts	Interest expense	$(74)	$(54)
Derivatives not designated as cash-flow hedge instruments
Natural gas commodity contracts	Unrealized loss on derivative instruments, net	(193)	(504)
Crude oil commodity contracts	Unrealized loss on derivative instruments, net	(2,273)	(1,478)
Natural gas commodity contracts (a)	Realized gain (loss) on derivative instruments, net	592	(243)
Crude oil commodity contracts	Realized gain (loss) on derivative instruments, net	4,551	(754)

		$2,603	$(3,033)

(a)	In January 2014, the Company unwound and monetized natural gas swaps with original settlement dates from January 2015 through December 2015 for net proceeds of $276,000. The $276,000 gain associated with this early settlement transaction is included in realized gain on derivative instruments for the three months ended March 31, 2014.

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

	Three Months Ended March 31,
	2015			2014
	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount
Basic	$13	2,318,348	$0.01	$2,809	2,380,536	$1.18
Effect of dilutive securities:
Options	—	753,636		—	751,836

Diluted	$13	3,071,984	$0.00	$2,809	3,132,372	$0.90

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our cash flows depend on many factors, including the price of oil and gas, the success of our acquisition and drilling activities and the operational performance of our producing properties. We use derivative instruments to manage our commodity price risk. This practice may prevent us from receiving the full advantage of any increases in oil and gas prices above the maximum fixed amount specified in the derivative agreements and subjects us to the credit risk of the counterparties to such agreements. Since all of our derivative contracts are accounted for under mark-to-market accounting, we expect continued volatility in gains and losses on mark-to-market derivative contracts in our condensed consolidated income statement as changes occur in the NYMEX price indices.

RECENT ACTIVITIES

During 2015, we continued our drilling program in our West Texas and Mid-Continent regions, completing wells spudded in 2014 and participating in the drilling of the first well in our Apache joint venture. That well was spudded on March 17, 2015 and we have a 12.5% interest in this horizontal well. It is our goal to increase our oil and gas reserves and production through the acquisition and development of oil and gas properties. Based upon the results of horizontal wells drilled by us and other offsetting operators and historical vertical well performance, we have decided to reduce the number of vertical wells in our drilling program and drill more horizontal wells. We believe horizontal development of our resource base will provide the opportunity to improve returns relative to vertical drilling by accessing a larger base of reserves in target zones with a lateral wellbore.

RESULTS OF OPERATIONS

2015 and 2014 Compared

We reported net income attributable to PrimeEnergy for the three months ended March 31, 2015 of $0.01 million, or $0.01 per share as compared to $2.81 million, or $1.18 per share for the three months ended March 31, 2014. Net income decreased in 2015 by $2.80 million or 100% primarily due to decreases in oil and gas sales and field service income and gain on the sale of non-essential oil and gas interests partially offset by an increase in realized gains on derivative instruments and decreases in lease operating expense, field service expense and general and administrative expense as well as related decreases in net income attributable to non-controlling interests and income tax provisions. Operating revenues decreased $7.59 million for the three months ended March 31, 2015 as compared to the same period in 2014 largely due to decreased commodity prices realized in 2015 and a decrease in field service income due to reduced rates and utilization during 2015 partially offset by an increase in gains realized on derivative instruments in 2015. Lease operating and field service expenses decreased $2.67 million and $1.04 million, respectively, for the three months ended March 31, 2015 as compared to the same period in 2014 primarily from decreased production taxes, delay of discretionary repairs and a general rate reduction on vendor service costs in 2015. General and administrative expenses decreased $1.08 million for the three months ended March 31, 2015 as compared to the same period in 2014 primarily due to reduced bonus accruals for the 2015 period. During the three months ended March 31, 2015 we recognized gains on the sale of non-essential oil and gas interests and field service equipment of $0.49 million as compared to $3.17 million during the same period in 2014.

The significant components of net income are discussed below.

Oil and gas sales decreased $11.90 million, or 49% from $24.20 million for the three months ended March 31, 2014 to $12.30 million for the three months ended March 31, 2015. Crude oil and natural gas sales vary due to changes in volumes of production sold and realized commodity prices. Our realized prices at the well head decreased an average of $49.35 per barrel, or 52% on crude oil during the three months ended March 31, 2015 from the same period in 2014 and our average well head price for natural gas decreased $3.09 per mcf, or 50% during the three months ended March 31, 2015 from the same period in 2014.

Our crude oil production increased by 12,000 barrels, or 7% from 182,000 barrels for the first quarter 2014 to 194,000 barrels for the first quarter 2015. Our natural gas production increased by 32,000 mcf, or 3% from 1,153,000 mcf for the first quarter 2014 to 1,185,000 mcf for the first quarter 2015. The net increase in crude oil and natural gas production volumes are a result of our continued drilling success in West Texas, Gulf Coast and Oklahoma regions as we placed new wells into production, partially offset by a natural decline of existing properties.

The following table summarizes the primary components of production volumes and average sales prices realized for the three months ended March 31, 2015 and 2014 (excluding realized gains and losses from derivatives).

	Three Months Ended March 31,
	2015	2014	Increase / (Decrease)
Barrels of Oil Produced	194,000	182,000	12,000
Average Price Received	$44.80	$94.15	$(49.35)

Oil Revenue (In 000’s)	$8,700	$17,133	$(8,433)
Mcf of Gas Produced	1,185,000	1,153,000	32,000
Average Price Received	$3.04	$6.13	$(3.09)

Gas Revenue (In 000’s)	$3,598	$7,068	$(3,470)

Total Oil & Gas Revenue (In 000’s)	$12,298	$24,201	$(11,903)

Realized net gains on derivative instruments include net gains of $0.59 million and $4.55 million on the settlements of natural gas and crude oil derivatives, respectively for the first quarter 2015 and net losses of $0.24 million and $0.75 million on the settlements of natural gas and crude oil derivatives, respectively for the first quarter 2014. In the first quarter of 2014, we unwound and monetized natural gas swaps with original settlement dates from January 2015 through December 2015 for net proceeds of $0.28 million. The $0.28 million gain associated with these early settlement transactions is included in realized gain on derivative instruments for the three months ended March 31, 2014.

Oil and gas prices received including the impact of derivatives but excluding the early settlement transactions were:

	Three Months Ended March 31,
	2015	2014	Increase (Decrease)
Oil Price	$68.24	$90.01	$(21.77)
Gas Price	$3.54	$5.68	$(2.14)

We do not apply hedge accounting to any of our commodity based derivatives, thus changes in the fair market value of commodity contracts held at the end of a reported period, referred to as mark-to-market adjustments, are recognized as unrealized gains and losses in the accompanying condensed consolidated statements of operations. As oil and natural gas prices remain volatile, mark-to-market accounting treatment creates volatility in our revenues. During the three months ended March 31, 2015, we recognized net unrealized losses of $0.19 million associated with natural gas fixed swap contracts and $2.27 million in net unrealized losses associated with crude oil fixed swaps due to a decrease in natural gas and crude oil futures market prices between December 31, 2014 and March 31, 2015. During the three months ended March 31, 2014, we recognized net unrealized losses of $0.50 million associated with natural gas fixed swap contracts and $1.48 million in net unrealized losses associated with crude oil fixed swaps and collars due to market fluctuations in natural gas and crude oil futures market prices between December 31, 2013 and March 31, 2014.

Field service income decreased $1.23 million, or 18% from $6.77 million for the first quarter 2014 to $5.54 million for the first quarter 2015. This decrease is a combined result of slightly reduced utilization and the market requiring us to charge lower rates to customers during the 2015 period. Workover rig services represent the bulk of our field service operations, and while we were able to keep our rigs utilized during 2015, working rates have all decreased between the periods in our most active districts. In addition, income from water hauling and disposal services in our South Texas district have generally decreased during the first quarter of 2015 due to decreased activity in the area.

Lease operating expense decreased $2.67 million, or 22% from $11.91 million for the first quarter 2014 to $9.24 million for the first quarter 2015. This decrease is primarily due to reduced production taxes related to reduced oil and natural gas prices, general rate reductions on vendor services and the delay of discretionary repairs and expenditures during the first three months of 2015 as compared to the same period of 2014.

Field service expense decreased $1.04 million, or 19% from $5.53 million for the first quarter 2014 to $4.49 million for the first quarter 2015. Field service expenses primarily consist of salaries and vehicle operating expenses which have decreased during the three months ended March 31, 2015 over the same period of 2014 as a direct result of decreased services and utilization of the equipment.

Depreciation, depletion, amortization and accretion on discounted liabilities increased $0.10 million, or 2% from $5.35 million for the first quarter 2014 to $5.45 million for the first quarter 2015. This slight increase is primarily due to increased depletion recognized during the first three months of 2015 associated with the increased production in West Texas as compared to the same period of 2014.

General and administrative expense decreased $1.08 million, or 24% from $4.45 million for the three months ended March 31, 2014 to $3.37 million for the three months ended March 31, 2015. This decrease in 2015 is largely due to decreased bonus accruals in 2015 due to reduced oil and natural gas prices.

Gain on sale and exchange of assets of $0.49 million and $3.17 million for the three months ended March 31, 2015 and March 31, 2014, respectively consists of sales of non-essential oil and gas interests and field service equipment.

Interest expense decreased $0.14 million, or 13% from $1.08 million for the first quarter 2014 to $0.94 million for the first quarter 2015. This decrease relates to a decrease in average debt outstanding during the first quarter 2015 as compared to the same period of 2014.

A provision for income taxes of $0.01 million, or an effective tax rate of 54% was recorded for the three months ended March 31, 2015 versus a provision of $1.48 million, or an effective tax rate of 34% for the three months ended March 31, 2014. Our provision for income taxes for the three months ended March 31, 2015, varies from the federal statutory tax rate of 34% primarily due to state taxes and percentage depletion deductions. We are entitled to percentage depletion on certain of our wells, which is calculated without reference to the basis of the property. To the extent that such depletion exceeds a property’s basis it creates a permanent difference, which would have the effect of lowering our effective rate.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital resources are cash provided by our operating activities and our credit facility.

Net cash provided by our operating activities for the three months ended March 31, 2015 was $1.33 million compared to $11.13 million for the three months ended March 31, 2014. Excluding the effects of significant unforeseen expenses or other income, our cash flow from operations fluctuates primarily because of variations in oil and gas production and prices or changes in working capital accounts. Our oil and gas production will vary based on actual well performance but may be curtailed due to factors beyond our control.

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

We currently maintain a credit facility totaling $250 million, with a current borrowing base of $130 million and $40.00 million in availability at March 31, 2015. The bank reviews the borrowing base semi-annually and, at their discretion, may decrease or propose an increase to the borrowing base relative to a redetermined estimate of proved oil and gas reserves. Our oil and gas properties are pledged as collateral for the line of credit and we are subject to certain financial and operational covenants defined in the agreement. We are currently in compliance with these covenants and expect to be in compliance over the next twelve months. If we do not comply with these covenants on a continuing basis, the lenders have the right to refuse to advance additional funds under the facility and/or declare all principal and interest immediately due and payable.

It is our goal to increase our oil and gas reserves and production through the acquisition and development of oil and gas properties. During 2015 we continued our drilling program in our West Texas and Mid-Continent regions. Based upon the results of horizontal wells drilled by us and other offsetting operators and historical vertical well performance, we have decided to reduce the number of vertical wells in our drilling program and drill more horizontal wells. We believe horizontal development of our resource base will provide the opportunity to improve returns relative to vertical drilling by accessing a larger base of reserves in target zones with a lateral wellbore.

During 2015, we intend to spend approximately $30 million in our drilling program, primarily in the West Texas area. In our Mid-Continent region, the horizontal development is primarily in Grant and Canadian counties where we have approximately 6,450 net acres which we believe have significant resources potential based on our drilling results and those of offset operators. We began our West Texas, Upton County horizontal drilling program in the first quarter of 2015, and will drill up to 4 wells in this phase at a net cost of approximately $10 million. The first well was spudded March 17, 2015 and discussions with our joint venture partner in the program, Apache Corporation, indicated that including additional phases of development in the program will result in approximately 60 horizontal wells being drilled over the next 36 to 48 months at a cost of approximately $470 million. The actual number of wells to be drilled and timing of the drilling may vary based on commodity market conditions. We own various interests, ranging from 16% to 50% interests in the lands to be developed in the program, and expect our share of these capital expenditures to be approximately $120 million. We maintain an acreage position of over 26,000 gross (16,500 net) acres in the Permian Basin in West Texas, primarily in Regan, Upton, Martin and Midland counties. We have currently identified 126 proved undeveloped drilling locations there and believe this acreage has significant resource potential in the Spraberry and Wolfcamp intervals for additional drilling location opportunities.

We also continue to explore and consider opportunities to further expand our oilfield servicing revenues through additional investment in field service equipment. As of March 31, 2015, we have $11.8 million outstanding on our equipment financing facilities which are secured by substantially all of our field service equipment, with an additional $700,000 available for the acquisition of new equipment. However, the majority of our capital spending is discretionary, and the ultimate level of expenditures will be dependent on our assessment of the oil and gas business environment, the number and quality of oil and gas prospects available, the market for oilfield services, and oil and gas business opportunities in general.

We have in place both a stock repurchase program and a limited partnership interest repurchase program under which we expect to continue spending during 2015. For the three month period ended March 31, 2015, we have spent $1.28 million under these programs.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the first three months of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	RISK FACTORS

The Company is a smaller reporting company and no response is required pursuant to this Item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities by the Company during the period covered by this report.

During the three months ended March 31, 2015, the Company purchased the following shares of common stock as treasury shares.

2015 Month	Number of Shares	Average Price Paid per share	Maximum Number of Shares that May Yet Be Purchased Under The Program at Month - End (1)
January	15,980	$68.73	270,968
February	774	$59.34	270,194
March	2,506	$54.00	267,688

Total/Average	19,260	$66.43

(1)	In December 1993, we announced that the Board of Directors authorized a stock repurchase program whereby we may purchase outstanding shares of the common stock from time-to-time, in open market transactions or negotiated sales. On October 31, 2012, the Board of Directors of the Company approved an additional 500,000 shares of the Company’s stock to be included in the stock repurchase program. A total of 3,500,000 shares have been authorized to date under this program. Through March 31, 2015, a total of 3,232,312 shares have been repurchased under this program for $53,463,831 at an average price of $16.54 per share. Additional purchases of shares may occur as market conditions warrant. We expect future purchases will be funded with internally generated cash flow or from working capital.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	RESERVED

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit No.

3.1	Restated Certificate of Incorporation of PrimeEnergy Corporation (effective July 1, 2009) (Incorporated by reference to Exhibit 3.1 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2009)

3.2	Bylaws of PrimeEnergy Corporation (Incorporated by reference to Exhibit 3.2 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2010)

10.18	Composite copy of Non-Statutory Option Agreements (Incorporated by reference to Exhibit 10.18 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2004)

10.22.5.9	Second Amended and Restated Credit Agreement dated July 30, 2010, by and among PrimeEnergy Corporation, the Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, and EOWS Midland Company), Compass Bank (successor in interest to Guaranty Bank, FSB) As Administrative Agent and Letter of Credit Issuer, BBVA Compass, As Sole Lead Arranger and Sole Bookrunner and The Lenders Signatory Hereto (BNP Paribas, JPMorgan Chase Bank, N.A. and Amegy Bank National Association) (Incorporated by reference to Exhibit 10.22.5.9 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2010)

10.22.5.9.1	First Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, BNP Paribas, JPMorgan Chase Bank, N.A., Amegy Bank National Association) effective September 30, 2010 (Incorporated by reference to Exhibit 10.22.5.9.1 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2010).

10.22.5.9.2	Second Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, BNP Paribas, JPMorgan Chase Bank, N.A., Amegy Bank National Association) effective June 22, 2011 (Incorporated by reference to Exhibit 10.22.5.9.2 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2011).

10.22.5.9.3	Third Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, BNP Paribas, JPMorgan Chase Bank, N.A., Amegy Bank National Association) effective December 8, 2011 (Incorporated by reference to Exhibit 10.22.5.9.3 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2011).

10.22.5.9.4	Fourth Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, BNP Paribas, JPMorgan Chase Bank, N.A., Amegy Bank National Association) effective June 25, 2012 (Incorporated by reference to Exhibit 10.22.5.9.4 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2012).

Exhibit No.

10.22.5.9.5	Fifth Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company, Prime Offshore L.L.C.), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, Wells Fargo Bank National Association, JPMorgan Chase Bank, N.A., Amegy Bank National Association, KeyBank National Association) effective November 26, 2012 (Incorporated by reference to Exhibit 10.22.5.9.5 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2012).

10.22.5.9.6	Sixth Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company, Prime Offshore L.L.C.), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, Wells Fargo Bank National Association, JPMorgan Chase Bank, N.A., Amegy Bank National Association, KeyBank National Association) effective June 28, 2013 (Incorporated by reference to Exhibit 10.22.5.9.6 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2013).

10.22.5.9.7	Assignment Agreement made by and among Amegy Bank National Association, as Assignor, and Compass Bank (successor in interest to Guaranty Bank, FSB), Wells Fargo Bank, National Association, JPMorgan Chase Bank and KeyBank National Association, as Assignees, effective December 23, 2013 (Incorporated by reference to Exhibit 10.22.5.9.7 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2013).

10.22.5.9.8	Seventh Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company, Prime Offshore L.L.C.), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, Wells Fargo Bank National Association, JPMorgan Chase Bank, N.A., KeyBank National Association) effective June 26, 2014 (Incorporated by reference to Exhibit 10.22.5.9.8 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2014).

10.23.1	Loan and Security Agreement dated July 31, 2013, by and between JP Morgan Chase Bank, N.A. and Eastern Oil Well Service Company, EOWS Midland Company and Southwest Oilfield Construction Company (Incorporated by reference to Exhibit 10.23.1 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2013).

10.23.2	Business Purpose Promissory Note dated July 31, 2013, made by Eastern Oil Well Service Company, EOWS Midland Company and Southwest Oilfield Construction Company to JP Morgan Chase Bank N.A. (Incorporated by reference to Exhibit 10.23.2 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2013).

10.23.3	Guaranty dated July 31, 2013, made by PrimeEnergy Corporation in favor of JP Morgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.23.3 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2013).

10.23.4	Agreement of Equipment Substitution dated January 15, 2014, by and between JP Morgan Chase Bank, N.A. and Eastern Oil Well Service Company, EOWS Midland Company and Southwest Oilfield Construction Company (Incorporated by reference to Exhibit 10.23.4 to PrimeEnergy Corporation Form 10-Q for the quarter ended March 31, 2014)

10.24.1	Loan and Security Agreement dated July 29, 2014, by and between JP Morgan Chase Bank, N.A. and Eastern Oil Well Service Company, EOWS Midland Company and Southwest Oilfield Construction Company (Incorporated by reference to Exhibit 10.24.1 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2014).

10.24.2	Business Purpose Promissory Note dated July 29, 2014, made by Eastern Oil Well Service Company, EOWS Midland Company and Southwest Oilfield Construction Company to JP Morgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.24.2 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2014).

10.24.3	Guaranty dated July 29, 2014, made by PrimeEnergy Corporation in favor of JP Morgan Chase Bank N.A. (Incorporated by reference to Exhibit 10.24.3 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2014).

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL (eXtensible Business Reporting Language) Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PrimeEnergy Corporation
(Registrant)

May 14, 2015	/s/ Charles E. Drimal, Jr.
(Date)	Charles E. Drimal, Jr.
President
Principal Executive Officer

May 14, 2015	/s/ Beverly A. Cummings
(Date)	Beverly A. Cummings
Executive Vice President
Principal Financial Officer