Form 10-K
period 2015-12-31
PRIMEENERGY CORP
filed 2016-04-08
CIK 56868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock of the Registrant held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of the last business day of the Registrant’s most recently completed second fiscal quarter, was $58,461,704

The number of shares outstanding of each class of the Registrant’s Common Stock as of March 31, 2016 was 2,294,553 shares, Common Stock, $0.10 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement to be furnished to stockholders in connection with its Annual Meeting of Stockholders to be held in May 2016, are incorporated by reference in Part III hereof.

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

December 31, 2015

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

Maintaining a strong balance sheet and ample liquidity are key components of our business strategy. For 2016, we will continue our focus on preserving financial flexibility and ample liquidity as we manage the risks facing our industry. Our 2016 capital budget is reflective of decreased commodity prices and has been established based on an expectation of available cash flows, with any cash flow deficiencies expected to be funded by borrowings under our revolving credit facility. As we have done historically to preserve or enhance liquidity we may adjust our capital program throughout the year, divest non-strategic assets, or enter into strategic joint ventures. We are actively in discussions with financial partners for funding to develop our asset base and, if required, pay down our revolving credit facility should our borrowing base become limited due to the deterioration of commodity prices.

Due to the uncertainty of financing availability we have removed all but one PUD location from our yearend reserve report in accordance with the SEC rules governing the scheduling of the drilling of PUD reserves within 5 years. We expect to continue development of those reserves when our borrowing base is redetermined and, if required, we have secured additional sources of financing. The one PUD included in our report was drilled in the first quarter of 2016 as part of our joint venture with Apache Corporation in Upton County, Texas.

We began our West Texas, Upton County horizontal drilling program during 2015 and through the first quarter of 2016 we have drilled 4 wells in this phase. Discussions with our joint venture partner in that program, Apache Corporation, indicate that including additional phases of development, the program will result in approximately 60 horizontal wells being drilled at a cost of approximately $470 million. We own various interests, ranging from 16% up to 50% interest in the lands to be developed in the program, and expect our share of these capital expenditures to be approximately $120 million. The actual number of wells to be drilled and the timing of the drilling may vary based on commodity market conditions. Currently the Company and Apache have agreed until oil and gas prices recover to limit drilling to those wells required to maintain our acreage position. Apache drilling plans indicated two of these wells will be drilled later this year at a cost of $12 million, of which our share is $6 million. These two wells meet the definition of proved undeveloped reserves however they were not included in our yearend reserve report because we have not confirmed our financing for those wells at this time.

During the first quarter of 2016 we commenced our Martin County, Texas horizontal drilling program, two wells have been drilled and cased, at a cost of $8.3 million of which our share is $8.1 million, and they are currently awaiting completion. These wells did not meet the definition of proved undeveloped reserves and therefore are not included as PUDs in our yearend reserve report. We maintain an acreage position of over 26,000 gross (16,500 net) acres in the Permian Basin in West Texas, primarily in Reagan, Upton, Martin and Midland counties. We believe this acreage has significant resource potential in the Spraberry and Wolfcamp intervals for drilling opportunities. Our Oklahoma horizontal development is primarily in Grant and Canadian counties where we have approximately 6,450 net acres which we believe have significant resource potential based on our drilling results and those of offset operators.

During the first quarter of 2016 we have farmed out certain non-core acreage in exchange for cash and a royalty or working interest in both West Texas and Oklahoma. Proceeds received under these agreements are $3.7 million with an additional $1.0 million expected in the next 45 days.

Significant 2015 Activity

As of December 31, 2015, we had net capitalized costs related to proved oil and gas properties of $191 million. Total expenditures for the acquisition, exploration and development of our properties during 2015 were $15 million. Proved reserves as of December 31, 2015, were 10.2 thousand barrels of oil equivalent (“MBoe”) which consisted of 99% proved developed reserves.

During 2015, we participated in drilling a total of 8 gross (3.6 net) wells; all of these wells are currently producing. This included 6 wells in our West Texas drilling program and 2 wells in our Mid-Continent region.

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

Well Operations

Our operations are conducted through our principal offices in Houston, Texas, and district offices in Houston and Midland, Texas, Oklahoma City, Oklahoma, and Charleston, West Virginia. We currently operate 1,387 wells, 314 through the Houston office, 356 through the Midland office, 248 through the Oklahoma City office and 469 through the Charleston, West Virginia office. Substantially all of the wells we operate are wells in which we have an interest.

We operate wells pursuant to operating agreements which govern the relationship between us, as operator, and the other owners of working interests in the properties, including the Partnerships, Trusts and joint venture participants. For each operated well, we receive monthly fees that are competitive in the areas of operations and we also are reimbursed for expenses incurred in connection with well operations.

The Partnerships, Trusts and Joint Ventures

Since 1975, PEMC has acted as managing general partner of various partnerships, trusts and joint ventures.

PEMC, as managing general partner of the Partnerships and managing trustee of the Trusts, is responsible for all Partnership and Trust activities, the drilling of development wells and the production and sale of oil and gas from productive wells. PEMC also provides administration, accounting and tax preparation for the Partnerships and Trusts from our offices in Stamford, Connecticut. PEMC is liable for all debts and liabilities of the Partnerships and Trusts, to the extent that the assets of a given limited partnership or trust are not sufficient to satisfy its obligations. We stopped sponsoring partnerships and trusts in 1992. Today there are only 18 partnerships and 2 trusts remaining. The aggregate number of limited partners in the Partnerships and beneficial owners of the Trusts now administered by PEMC is approximately 1600.

Regulation

Regulation of Oil and Natural Gas Exploration and Production:

Exploration and production operations of oil and natural gas are subject to various types of regulations under a wide range of local, state and federal statutes, rules, orders and regulations. These regulations include requiring permits to drill wells, maintaining bonding requirements to drill or operate wells, and govern the location of wells, the method of drilling and casing wells, the surface use and restoration of properties on which wells are drilled, and the plugging and abandoning of wells. Our operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units, the density of wells that may be drilled in a given field and the unitization or pooling of oil and natural gas properties. Some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases. In addition, state conservation laws establish maximum rates of production from oil and natural gas wells, generally prohibiting the venting or flaring of natural gas and imposing certain requirements regarding the ratability of production. The effect of these regulations is to limit the amounts of oil and natural gas we can produce from our wells, and to limit the number of wells or the locations where we can drill. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of oil, natural gas and natural gas liquids within its jurisdiction. Because these statutes, rules and regulations undergo constant review and often are amended, expanded and reinterpreted, we are unable to predict the future cost or impact of regulatory compliance. The failure to comply with these rules and regulations can result in substantial penalties. The regulatory burden on the oil and natural gas industry increases the cost of doing business and, consequently, affects profitability. Our competitors in the oil and natural gas industry are subject to the same regulatory requirements and restrictions affecting operations.

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

Our natural gas sales prices continue to be affected by intrastate and interstate gas transportation regulation, because the prices we receive for our production are affected by the cost of transporting the gas to the consuming market. Through a series of comprehensive rulemakings, beginning with Order No. 436 in 1985 and continuing through Order No. 636 in 1992 and Order No. 637 in 2000, the FERC has adopted regulatory changes that have significantly altered the transportation and marketing of natural gas. These changes were intended by the FERC to foster competition by, among other things, transforming the role of interstate pipeline companies from wholesale marketers of gas to the primary role of gas transporters, and by increasing the transparency of pricing for pipeline services. The FERC has also established regulations governing the relationship of pipelines with their marketing affiliates, which essentially require that designated employees function independently of each other, and that certain information not be shared. The FERC has also implemented standards relating to the use of electronic data exchange by the pipelines to make transportation information available on a timely basis and to enable transactions to occur on a purely electronic basis.

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

Effective January 1, 1995, the FERC implemented regulations generally grandfathering all previously approved interstate transportation rates and establishing an indexing system for those rates by which adjustments are made annually based on the rate of inflation, subject to certain conditions and limitations. These regulations may tend to increase the cost of transporting oil and natural gas liquids by interstate pipeline, although the annual adjustments may result in decreased rates in a given year. Every five years, the FERC must examine the relationship between the annual change in the applicable index and the actual cost changes experienced in the oil pipeline industry In December 2015, to implement this required five-year re-determination, the FERC established an upward adjustment in the index to track oil pipeline cost changes and determined that the Producer Price Index for Finished Goods plus 1.23% should be the oil pricing index for the five-year period beginning July 1, 2016. The result of indexing is a “ceiling rate” for each rate, which is the maximum at which the pipeline may set its interstate transportation rates. A pipeline may also file cost-of-service based rates if rate indexing will be insufficient to allow the pipeline to recover its costs. Rates are subject to challenge by protest when they are filed or changed. For indexed rates, complaints alleging that the rates are unjust and unreasonable may only be pursued if the complainant can show that a substantial change has occurred since the enactment of the Energy Policy Act of 1992 in either the economic circumstances of the pipeline or in the nature of the services provided, that were a basis for the rate. There is no such limitation on complaints alleging that the pipeline’s rates or term and conditions of service are unduly discriminatory or preferential.

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

Oil Pollution Act of 1990. The OPA and regulations thereunder impose liability on responsible parties for damages resulting from oil spills into or upon navigable waters, and adjoining shorelines or in the exclusive economic zone of the United States. Liability under OPA is strict, and under certain circumstances joint and several, and potentially unlimited. A “responsible party” includes the owner or operator of an onshore facility and the lessee or permittee of the area in which an offshore facility is located. A failure to comply with OPA’s requirements or inadequate cooperation during a spill response action may subject a responsible party to civil or criminal enforcement actions. We are not aware of any action or event that would subject us to liability under OPA and believe that compliance with OPA’s operating requirements will not have a material adverse effect on our operations.

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

Safe Drinking Water Act. Underground injection is the subsurface placement of fluid through a well, such as the reinjection of brine produced and separated from oil and natural gas production. The Safe Drinking Water Act establishes a regulatory framework for underground injection, with the main goal being the protection of usable aquifers. The primary objective of injection well operating requirements is to ensure the mechanical integrity of the injection apparatus and to prevent migration of fluids from the injection zone into underground sources of drinking water. Hazardous-waste injection well operations are strictly controlled, and certain wastes, absent an exemption, cannot be injected into underground injection control wells. In Louisiana and Texas, no underground injection may take place except as authorized by permit or rule. We currently own and operate various underground injection wells. Failure to abide by the permits could subject us to civil and/or criminal enforcement. We believe we are in compliance in all material respects with the requirements of applicable state and federal underground injection control programs and permits.

Hydraulic Fracturing. Many of our exploration and production operations depend on the use of hydraulic fracturing to enhance production from oil and gas wells. This technology involves the injection of fluids, usually consisting mostly of water but typically including small amounts of several chemical additives, as well as sand into a well under high pressure in order to create fractures in the rock that allow oil or gas to flow more freely to the wellbore. Most of our wells would not be economical without the use of hydraulic fracturing to stimulate production from the well. Hydraulic fracturing operations have historically been overseen by state regulators as part of their oil and gas regulatory programs. However, bills have been introduced in Congress that would subject hydraulic fracturing to federal regulation under the Safe Drinking Water Act. If adopted, these bills could result in additional permitting requirements for hydraulic fracturing operations as well as various restrictions on those operations. These permitting requirements and restrictions could result in delays in operations at well sites as well as increased costs to make wells productive. Moreover, the bills introduced in Congress would require the public disclosure of certain information regarding the chemical makeup of hydraulic fracturing fluids, many of which are proprietary to the service companies that perform the hydraulic fracturing operations. Such disclosure could make it easier for third parties to initiate litigation against us in the event of perceived problems with drinking water wells in the vicinity of an oil or gas well or other alleged environmental problems. In addition to these federal legislative proposals, some states and local governments have adopted, and others are considering adopting, regulations that could restrict hydraulic fracturing in certain circumstances, including but not limited to requirements regarding chemical disclosure, casing and cementing of wells, withdrawal of water for use in high-volume hydraulic fracturing of horizontal wells, baseline testing of nearby water wells, and restrictions on the type of additives that may be used in hydraulic fracturing operations. If these types of conditions are adopted, we could be subject to increased costs and possibly limits on the productivity of certain wells.

Greenhouse Gas. In response to studies suggesting that emissions of carbon dioxide and certain other gases may be contributing to global climate change, the United States Congress has considered legislation to reduce emissions of greenhouse gases from sources within the United States between 2012 and 2050. In addition, many states have already taken legal measures to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. The EPA has also begun to regulate carbon dioxide and other greenhouse gas emissions under existing provisions of the Clean Air Act. This includes proposed regulation of methane emissions from the oil and gas sector. If we are unable to recover or pass through a significant portion of our costs related to complying with current and future regulations relating to climate change and GHGs, it could materially affect our operations and financial condition. To the extent financial markets view climate change and GHG emissions as a financial risk, this could negatively impact our cost of, and access to, capital. Future legislation or regulations adopted to address climate change could also make our products more or less desirable than competing sources of energy.

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

Air Pollution Control. The Clean Air Act and state air pollution laws adopted to fulfill its mandates provide a framework for national, state and local efforts to protect air quality. Operations utilize equipment that emit air pollutants subject to federal and state air pollution control laws. These laws require utilization of air emissions abatement equipment to achieve prescribed emissions limitations and ambient air quality standards, as well as operating permits for existing equipment and construction permits for new and modified equipment. Air emissions associated with offshore activities are projected using a matrix and formula supplied by BSEE, which has primacy from the EPA for regulating such emissions.

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

Taxation. Our oil and gas operations are affected by federal income tax laws applicable to the petroleum industry. For U.S. income tax reporting purposes, intangible drilling and development costs incurred or borne during the year are permitted to be deducted currently, rather than capitalized. As an independent producer, we are also entitled to a deduction for percentage depletion with respect to the first 1,000 barrels per day of domestic crude oil (and/or equivalent units of domestic natural gas) produced, if such percentage depletion exceeds cost depletion. Generally, this deduction is computed based upon the lesser of 100% of the net income, or 15% of the gross income from a property, without reference to the basis in the property. The amount of the percentage depletion deduction so computed which may be deducted in any given year is limited to 65% of taxable income. Any percentage depletion deduction disallowed due to the 65% of taxable income test may be carried forward indefinitely.

Substantive changes to existing federal income tax laws have been proposed that, if adopted, would repeal many tax incentives and deductions that are currently used by U.S. oil and gas companies and would impose new taxes. The proposals include: repeal of the percentage depletion allowance for oil and natural gas properties; elimination of the ability to fully deduct intangible drilling costs in the year incurred; repeal of the manufacturing tax deduction for oil and gas companies; and increase in the geological and geophysical amortization period for independent producers. Should some or all of these proposals become law, our taxes will increase, potentially significantly, which would have a negative impact on our net income and cash flows. This could also reduce our drilling activities in the U.S. Since none of these proposals have yet to become law, we do not know the ultimate impact these proposed changes may have on our business.

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

Major Customers

Listed below are the percent of our total oil and gas sales made to each of our customers whose purchases represented more than 10% of our oil and gas sales in 2015.

Oil Purchasers:
Plains All American Inc.	43.55%
Sunoco, Inc.	24.92%
Primexx Corporation	10.90%
Gas Purchasers:
Targa Pipeline Mid-Continent	23.27%

Although there are no long-term purchasing agreements with these purchasers, we believe that they will continue to purchase our oil and gas products and, if not, could be readily replaced by other purchasers.

Employees

At March 1, 2016, we had 180 full-time and 2 part-time employees, 26 of whom were employed at our principal offices in Houston, Texas, at the offices of Prime Operating Company, Eastern Oil Well Service Company and EOWS Midland Company, 10 employees in Stamford, Connecticut, and 146 employees who were primarily involved in our district operations in Houston and Midland, Texas, Elmore City and Oklahoma City, Oklahoma and Charleston, West Virginia.

Item 1A.	RISK FACTORS.

Natural gas and oil prices fluctuate widely, and low prices for an extended period of time are likely to have a material adverse impact on our business.

Our revenues, operating results, financial condition and ability to borrow funds or obtain additional capital depend substantially on prevailing prices for natural gas and oil. Lower commodity prices may reduce the amount of natural gas and oil that we can produce economically. Natural gas prices, based on the twelve-month average of the first of the month Henry Hub index price, were $2.59 per Mmbtu in 2015 compared to $4.35 per Mmbtu in 2014, and have continued to decline to $2.19 per Mmbtu in February 2016. Oil prices, based on the NYMEX monthly average price, were $50.28 per barrel in 2015 compared to $94.99 per barrel in 2014, and have continued to decline to $31.78 in January 2016. Lower prices throughout 2015 have had, and any substantial or extended decline in future natural gas or crude oil prices would have, a material adverse effect on our future business, financial condition, results of operations, cash flows, liquidity or ability to finance planned capital expenditures and commitments. Furthermore, substantial, extended decreases in natural gas and crude oil prices may cause us to delay or postpone a significant portion of our exploration, development and exploitation projects or may render such projects uneconomic, which may result in significant downward adjustments to our estimated proved reserves and could negatively impact our ability to borrow and cost of capital and our ability to access capital markets, increase our costs under our revolving credit facility, and limit our ability to execute aspects of our business plans.

Prices for natural gas and oil are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for natural gas and oil, market uncertainty and a variety of additional factors that are beyond our control. These factors include:

•	the level of consumer product demand;

•	weather conditions;

•	political conditions in natural gas and oil producing regions, including the Middle East, Africa and South America;

•	the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

•	the price levels and quantities of foreign imports;

•	actions of governmental authorities;

•	the availability, proximity and capacity of gathering, transportation, processing and/or refining facilities in regional or localized areas that may affect the realized price for natural gas and oil;

•	inventory storage levels;

•	the nature and extent of domestic and foreign governmental regulations and taxation, including environmental and climate change regulation;

•	the price, availability and acceptance of alternative fuels;

•	technological advances affecting energy consumption;

•	speculation by investors in oil and natural gas;

•	variations between product prices at sales points and applicable index prices; and

•	overall economic conditions.

These factors and the volatile nature of the energy markets make it impossible to predict with any certainty the future prices of natural gas and oil. If natural gas and oil prices decline significantly for a sustained period of time, the lower prices may adversely affect our ability to make planned expenditures, raise additional capital or meet our financial obligations.

Drilling natural gas and oil wells is a high-risk activity.

Our growth is materially dependent upon the success of our drilling program. Drilling for natural gas and oil involves numerous risks, including the risk that no commercially productive natural gas or oil reservoirs will be encountered. The cost of drilling, completing and operating wells is substantial and uncertain, and drilling operations may be curtailed, delayed or cancelled as a result of a variety of factors beyond our control, including:

•	decreases in natural gas and oil prices;

•	unexpected drilling conditions, pressure or irregularities in formations;

•	equipment failures or accidents;

•	adverse weather conditions;

•	loss of title or other title related issues;

•	surface access restrictions;

•	lack of available gathering or processing facilities or delays in the construction thereof;

•	compliance with, or changes in, governmental requirements and regulation, including with respect to wastewater disposal, discharge of greenhouse gases and fracturing; and

•	shortages or delays in the availability of required goods or services such as drilling rigs or crews, the delivery of equipment and the availability of sufficient water for drilling operations.

Our future drilling activities may not be successful and, if unsuccessful, such failure will have an adverse effect on our future results of operations and financial condition. Our overall drilling success rate or our drilling success rate within a particular geographic area may decline. We may be unable to lease or drill identified or budgeted prospects within our expected time frame, or at all. We may be unable to lease or drill a particular prospect because, in some cases, we identify a prospect or drilling location before seeking an option or lease rights in the prospect or location. Similarly, our drilling schedule may vary from our capital budget. The final determination with respect to the drilling of any scheduled or budgeted wells will be dependent on a number of factors, including:

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

We have substantial capital requirements, and we may not be able to obtain needed financing on satisfactory terms, if at all.

We rely upon access to our revolving credit facility as a source of liquidity for any capital requirements not satisfied by cash flow from operations or other sources. Future challenges in the global financial system, including the capital markets, may adversely affect our business and our financial condition. Our ability to access the capital markets may be restricted at a time when we desire, or need, to raise capital, which could have an impact on our flexibility to react to changing economic and business conditions. Adverse economic and market conditions could adversely affect the collectability of our trade receivables and cause our commodity hedging counterparties to be unable to perform their obligations or to seek bankruptcy protection. Future challenges in the economy could also lead to reduced demand for natural gas which could have a negative impact on our revenues.

Our debt agreements also require compliance with covenants to maintain specified financial ratios. If the price that we receive for our natural gas and oil production further deteriorates from current levels or continues for an extended period, it could lead to further reduced revenues, cash flow and earnings, which in turn could lead to a default under those ratios. Because the calculations of the financial ratios are made as of certain dates, the financial ratios can fluctuate significantly from period to period. A prolonged period of decreased natural gas and oil prices or a further decline could further increase the risk of our inability to comply with covenants to maintain specified financial ratios. In order to provide a margin of comfort with regard to these financial covenants, we may seek to reduce our capital expenditure plan, sell non-strategic assets or opportunistically modify or increase our derivative instruments to the extent permitted under our debt agreements. In addition, we may seek to refinance or restructure all or a portion of our indebtedness. We cannot assure you that we will be able to successfully execute any of these strategies, and such strategies may be unavailable on favorable terms or not at all.

The borrowing base under our revolving credit facility may be reduced in light of recent commodity price declines, which could limit us in the future.

The borrowing base under our revolving credit facility is currently $95 million, and lender commitments under our revolving credit facility are $250 million. The borrowing base is redetermined semi-annually under the terms of the revolving credit facility. In addition, either we or the lenders may request an interim redetermination twice a year or in conjunction with certain acquisitions or sales of oil and gas properties. Our borrowing base may decrease as a result of lower natural gas or oil prices, operating difficulties, declines in reserves, lending requirements or regulations, the issuance of new indebtedness or for other reasons set forth in our revolving credit agreement. In the event of a decrease in our borrowing base due to declines in commodity prices or otherwise, our ability to borrow under our revolving credit facility may be limited and we could be required to repay any indebtedness in excess of the redetermined borrowing base. In addition, we may be unable to access the equity or debt capital markets to meet our obligations, including any such debt repayment obligations.

Strategic determinations, including the allocation of capital and other resources to strategic opportunities, are challenging, and our failure to appropriately allocate capital and resources among our strategic opportunities may adversely affect our financial condition and reduce our growth rate.

Our future growth prospects are dependent upon our ability to identify optimal strategies for our business. In developing our business plan, we considered allocating capital and other resources to various aspects of our businesses including well-development (primarily drilling), reserve acquisitions, exploratory activity, corporate items and other alternatives. We also considered our likely sources of capital. Notwithstanding the determinations made in the development of our 2016 plan, business opportunities not previously identified periodically come to our attention, including possible acquisitions and dispositions. If we fail to identify optimal business strategies, or fail to optimize our capital investment and capital raising opportunities and the use of our other resources in furtherance of our business strategies, our financial condition and growth rate may be adversely affected. Moreover, economic or other circumstances may change from those contemplated by our 2016 plan, and our failure to recognize or respond to those changes may limit our ability to achieve our objectives.

Negative public perception regarding us and/or our industry could have an adverse effect on our operations.

Negative public perception regarding us and/or our industry resulting from, among other things, concerns raised by advocacy groups about hydraulic fracturing, oil spills, greenhouse gas or methane emissions and explosions of natural gas transmission lines, may lead to increased regulatory scrutiny, which may, in turn, lead to new state and federal safety and environmental laws, regulations, guidelines and enforcement interpretations. These actions may cause operational delays or restrictions, increased operating costs, additional regulatory burdens and increased risk of litigation. Moreover, governmental authorities exercise considerable discretion in the timing and scope of permit issuance and the public may engage in the permitting process, including through intervention in the courts. Negative public perception could cause the permits we need to conduct our operations to be withheld, delayed, or burdened by requirements that restrict our ability to profitably conduct our business.

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

We maintain insurance coverage against certain, but not all, hazards that could arise from our operations. Such insurance is believed to be reasonable for the hazards and risks faced by us. We do not carry business interruption insurance. In addition pollution and environmental risks are not fully insurable. The occurrence of an event not fully covered by insurance could have a material adverse effect on our financial position, results of operations and cash flows.

As of December 31, 2015, we maintain for our operations total excess liability insurance with limits of $20 million per occurrence and in the aggregate covering certain general liability and certain “sudden and accidental” environmental risks with a deductible of $10,000 per occurrence, subject to all terms, restrictions and sub-limits of the policies. We also maintain general liability insurance limits of $1 million per occurrence and $2 million in the aggregate.

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

Federal and state legislation and regulatory initiatives related to oil and gas development, including hydraulic fracturing, could result in increased costs and operating restrictions or delays.

Most of our exploration and production operations depend on the use of hydraulic fracturing to enhance production from oil and gas wells. This technology involves the injection of fluids—usually consisting mostly of water but typically including small amounts of several chemical additives—as well as sand or other proppants into a well under high pressure in order to create fractures in the rock that allow oil or gas to flow more freely to the wellbore. Most of our wells would not be economical without the use of hydraulic fracturing to stimulate production from the well. Hydraulic fracturing operations have historically been overseen by state regulators as part of their oil and gas regulatory programs; however, the EPA has asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel under the Safe Drinking Water Act and has released permitting guidance for hydraulic fracturing activities that use diesel in fracturing fluids in those states where EPA is the permitting authority, including Pennsylvania. As a result, we may be subject to additional permitting requirements for hydraulic fracturing operations as well as various restrictions on those operations. These permitting requirements and restrictions could result in delays in operations at well sites as well as increased costs to make wells productive. In addition, legislation introduced in Congress would provide for federal regulation of hydraulic fracturing under the Safe Drinking Water Act and require the public disclosure of certain information regarding the chemical makeup of hydraulic fracturing fluids. If adopted, this legislation could establish an additional level of regulation and permitting at the federal, state or local levels, and could make it easier for third parties opposed to the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect the environment, including groundwater, soil or surface water. Moreover, in May 2014, the EPA announced an Advanced Notice of Proposed Rulemaking under the Toxic Substances Control Act relating to data collection, including the chemical substances and mixtures used in hydraulic fracturing. Further, in March 2015, the Department of the Interior’s Bureau of Land Management (BLM) issued a final rule to regulate hydraulic fracturing on public and Indian land; however, enforcement of the rule has been delayed pending a decision in a legal challenge in the U.S. District Court of Wyoming.

On August 16, 2012, the EPA published final rules that establish new air emission control requirements for natural gas and NGL production, processing and transportation activities, including New Source Performance Standards (NSPS) to address emissions of sulfur dioxide and volatile organic compounds, and National Emission Standards for Hazardous Air Pollutants (NESHAPS) to address hazardous air pollutants frequently associated with gas production and processing activities. Among other things, these final rules require the reduction of volatile organic compound emissions from natural gas wells through the use of reduced emission completions or “green completions” on all hydraulically fractured wells constructed or refractured after January 1, 2015. In addition, gas wells were required to use completion combustion device equipment (i.e., flaring) if emissions cannot be directed to a gathering line. Further, the final rules under NESHAPS include maximum achievable control technology (MACT) standards for “small” glycol dehydrators that are located at major sources of hazardous air pollutants and modifications to the leak detection standards for valves. In December 2014, the EPA finalized additional amendments to these rules that, among other things, distinguished between multiple flowback stages during completion and clarified that storage tanks permanently removed from service are not affected by any requirements. In July 2015, the EPA finalized two updates to the rules addressing the definition of low pressure gas wells and references to tanks that are connected to one another. In September 2015, the EPA issued a proposed rule that would update and expand the NSPS by setting additional emissions limits for volatile organic compounds and regulating methane emissions for new and modified sources in the oil and gas industry. The EPA also issued a proposed rule in September 2015 concerning aggregation of sources that would affect source determinations for air permitting in the oil and gas industry.

Compliance with these requirements, especially the imposition of these green completion requirements and potential methane regulation, may require modifications to certain of our operations, including the installation of new equipment to control emissions at the well site that could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact our business. Similarly, aggregating our oil and gas facilities for permitting could result in more complex, costly, and time consuming air permitting. Particularly in regard to obtaining pre-construction permits, the proposed aggregation rule could add costs and cause delays in our operations.

In addition to these federal legislative and regulatory proposals, some states in which we operate, such as West Virginia and Texas, and certain local governments have adopted, and others are considering adopting, regulations that could restrict hydraulic fracturing in certain circumstances, including requirements regarding chemical disclosure, casing and cementing of wells, withdrawal of water for use in high-volume hydraulic fracturing of horizontal wells, baseline testing of nearby water wells, and restrictions on the type of additives that may be used in hydraulic fracturing operations. For example, the City of Denton, Texas adopted a moratorium on hydraulic fracturing in November 2014, though it was later lifted in 2015, and New York issued a statewide ban on hydraulic fracturing in June 2015. In addition, Pennsylvania’s Act 13 of 2012 became law on February 14, 2012 and amended the state’s Oil and Gas Act to, among other things, increase civil penalties and strengthen the Pennsylvania Department of Environmental Protection’s (PaDEP) authority over the issuance of drilling permits. Although the Pennsylvania Supreme Court struck down portions of Act 13 that made statewide rules on oil and gas preempt local zoning rules, this could lead to additional local restrictions on oil and gas activity in the state. Additional challenges to Act 13 are pending before the Pennsylvania Supreme Court; however, the timing of any decision is uncertain.

We use a significant amount of water in our hydraulic fracturing operations. Our inability to locate sufficient amounts of water, or dispose of or recycle water used in our operations, could adversely impact our operations. Moreover, new environmental initiatives and regulations could include restrictions on our ability to conduct certain operations such as hydraulic fracturing or disposal of waste, including, but not limited to, produced water, drilling fluids and other wastes associated with the exploration, development or production of natural gas. Compliance with environmental regulations and permit requirements governing the withdrawal, storage and use of surface water or groundwater necessary for hydraulic fracturing of wells may increase our operating costs and cause delays, interruptions or termination of our operations, the extent of which cannot be predicted, all of which could have an adverse effect on our operations and financial condition. For example, in April 2011, PaDEP called on all Marcellus Shale natural gas drilling operators to voluntarily cease by May 19, 2011 delivering wastewater to those centralized treatment facilities that were grandfathered from the application of PaDEP’s Total Dissolved Solids regulations. In April 2015, the EPA published proposed pretreatment standards for disposal of wastewater produced from shale gas operations to publicly owned treatment works (POTWs). The regulations will be developed under the EPA’s Effluent Guidelines Program under the authority of the Clean Water Act. In response to these actions, operators including us have begun to rely more on recycling of flowback and produced water from well sites as a preferred alternative to disposal.

A number of federal agencies are analyzing, or have been requested to review, a variety of environmental issues associated with hydraulic fracturing practices. The EPA is conducting a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater. The EPA released a draft report in June 2015. It concluded that activities have not led to widespread systematic impacts on drinking water resources in the United States, but there are above and below ground mechanisms by which hydraulic fracturing could affect drinking water resources. This study and other studies that may be undertaken by EPA or other federal agencies could spur initiatives to further regulate hydraulic fracturing under the Safe Drinking Water Act, the Toxic Substances Control Act, or other statutory and/or regulatory mechanisms.

Climate change and climate change legislation and regulatory initiatives could result in increased operating costs and decreased demand for the oil and natural gas that we produce.

Climate change, the costs that may be associated with its effects, and the regulation of greenhouse gas (GHG) emissions have the potential to affect our business in many ways, including increasing the costs to provide our products and services, reducing the demand for and consumption of our products and services (due to change in both costs and weather patterns), and the economic health of the regions in which we operate, all of which can create financial risks. In addition, legislative and regulatory responses related to GHG emissions and climate change may increase our operating costs. The United States Congress has previously considered legislation related to GHG emissions. There have also been international efforts seeking legally binding reductions in GHG emissions. For example, in November 2014, the Obama Administration announced an agreement with China to voluntarily reduce GHG emissions by 26% to 28% of 2005 levels by 2025. Further, the United States joined over 190 countries in Lima, Peru in December 2014 and agreed to draft an emissions reduction plan ahead of further international climate negotiations in Paris, France in 2015. The United States was actively involved in the negotiations in Paris, which led to the creation of the Paris Agreement. The Paris Agreement will be open for signing on April 22, 2016 and will require countries to review and “represent a progression” in their intended nationally determined contributions, which set emissions reduction goals, every five years, beginning in 2020. The Paris Agreement sets a goal of keeping warming well below 2 degrees Celsius and sets a target limit of 1.5 degrees Celsius. In addition, increased public awareness and concern may result in more state, regional and/or federal requirements to reduce or mitigate GHG emissions. For example, in June 2013, the Obama Administration announced its Climate Action Plan, which, among other things, directs federal agencies to develop a strategy for the reduction of methane emissions, including emissions from the oil and gas sector. Pursuant to this plan, the EPA issued a proposed rule updating New Source Performance Standards and setting requirements for methane emissions and volatile organic compounds in the oil and gas sector in September 2015.

In September 2009, the EPA finalized a mandatory GHG reporting rule that requires large sources of GHG emissions to monitor, maintain records on, and annually report their GHG emissions beginning January 1, 2010. The rule applies to large facilities emitting 25,000 metric tons or more of carbon dioxide-equivalent (CO2e) emissions per year and to most upstream suppliers of fossil fuels, as well as manufacturers of vehicles and engines. Subsequently, in November 2010, the EPA issued GHG monitoring and reporting regulations that went into effect on December 30, 2010, specifically for oil and natural gas facilities, including onshore and offshore oil and natural gas production facilities that emit 25,000 metric tons or more of CO2e per year. The rule required reporting of GHG emissions by regulated facilities to the EPA by March 2012 for emissions during 2011 and annually thereafter. We are required to report our GHG emissions to the EPA each year in March under this rule and have submitted our annual reports in compliance with the deadline. The EPA also issued a final rule that makes certain stationary sources and newer modification projects subject to permitting requirements for GHG emissions, beginning in 2011, under the CAA. However, in June 2014, the U.S. Supreme Court, in UARG v. EPA, limited the application of the GHG permitting requirements under the Prevention of Significant Deterioration and Title V permitting programs to sources that would otherwise need permits based on the emission of conventional pollutants.

Federal and state regulatory agencies can impose administrative, civil and/or criminal penalties for non-compliance with air permits or other requirements of the CAA and associated state laws and regulations. In addition, the passage of any federal or state climate change laws or regulations in the future could result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls on our facilities and (iii) administer and manage any GHG emissions program. If we are unable to recover or pass through a significant level of our costs related to complying with climate change regulatory requirements imposed on us, it could have a material adverse effect on our results of operations and financial condition. To the extent financial markets view climate change and GHG emissions as a financial risk, this could negatively impact our cost of and access to capital. Legislation or regulations that may be adopted to address climate change could also affect the markets for our products by making our products more or less desirable than competing sources of energy.

Moreover, some experts believe climate change poses potential physical risks, including an increase in sea level and changes in weather conditions, such as an increase in changes in precipitation and extreme weather events. In addition, warmer winters as a result of global warming could also decrease demand for natural gas. To the extent that such unfavorable weather conditions are exacerbated by global climate change or otherwise, our operations may be adversely affected to a greater degree than we have previously experienced, including increased delays and costs. However, the uncertain nature of changes in extreme weather events (such as increased frequency, duration, and severity) and the long period of time over which any changes would take place make any estimations of future financial risk to our operations caused by these potential physical risks of climate change unreliable.

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

The CFTC has promulgated regulations to implement statutory requirements for swap transactions. These regulations are intended to implement a regulated market in which most swaps are executed on registered exchanges or swap execution facilities and cleared through central counterparties. While we believe that our use of swap transactions exempt us from certain regulatory requirements, the changes to the swap market due to increased regulation could significantly increase the cost of entering into new swaps or maintaining existing swaps, materially alter the terms of new or existing swap transactions and/or reduce the availability of new or existing swaps. If we reduce our use of swaps as a result of the Dodd-Frank Act and regulations, our results of operations may become more volatile and our cash flows may be less predictable.

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

We maintain district offices in Houston and Midland, Texas, Oklahoma City, Oklahoma and Charleston, West Virginia, and have field offices in Carrizo Springs and Midland, Texas, Elmore City, Oklahoma and Orma, West Virginia.

Substantially all of our oil and gas properties are subject to a mortgage given to collateralize indebtedness or are subject to being mortgaged upon request by our lenders for additional collateral.

The information set forth below concerning our properties, activities, and oil and gas reserves include our interests in affiliated entities.

The following table sets forth the exploratory and development drilling experience with respect to wells in which we participated during the three years ended December 31, 2015.

	2015		2014		2013
	Gross	Net	Gross	Net	Gross	Net
Exploratory:
Oil	—	—	—	—	—	—
Gas	—	—	—	—	—	—
Dry	—	—	—	—	—	—
Development:
Oil	8	3.6	25	11.79	23	13.60
Gas	—	—	—	—	—	—
Dry	—	—	—	—	—	—
Total:
Oil	8	3.6	25	11.79	23	13.60
Gas	—	—	—	—	—	—
Dry	—	—	—	—	—	—

	8	3.6	25	11.79	23	13.60

Oil and Gas Production

As of December 31, 2015, we had ownership interests in the following numbers of gross and net producing oil and gas wells (1).

	Gross	Net
Producing wells(1):
Oil Wells	901	429
Gas Wells	945	478

(1)	A gross well is a well in which a working interest is owned. A net well is the sum of the fractional revenue interests owned in gross wells. Wells are classified by their primary product. Some wells produce both oil and gas.

The following table shows our net production of oil and natural gas for each of the three years ended December 31, 2015. “Net” production is net after royalty interests of others are deducted and is determined by multiplying the gross production volume of properties in which we have an interest by percentage of the leasehold, mineral or royalty interest owned by us.

	2015	2014	2013
Oil (barrels)	720,000	759,000	730,000
Gas (Mcf)	4,696,000	4,741,000	4,897,000

The following table sets forth our average sales price per barrel of oil and average sales prices per one thousand cubic feet (“Mcf”) of gas, together with our average production costs per unit of production for the three years ended December 31, 2014.

	2015	2014	2013
Average sales price per barrel	$70.93	$86.68	$90.85
Average sales price per Mcf	3.35	5.15	5.13
Average production costs per net equivalent barrel(1)	21.24	25.51	25.21

(1)	Net equivalent barrels are computed at a rate of 6 Mcf per barrel and costs exclude production taxes.

Average oil and gas prices received excluding the impact of derivatives were:

	2015	2014	2013
Oil Price per barrel	$45.74	$86.73	$93.75
Gas Price per Mcf	2.71	5.32	4.97

Acreage

The following table sets forth the approximate gross and net undeveloped acreage in which we have leasehold and mineral interests as of December 31, 2015. “Undeveloped acreage” is that acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves.

	Developed		Undeveloped		Total
	Gross	Net	Gross	Net	Gross	Net
Leasehold acreage	199,684	95,550	349	336	200,033	95,886
Mineral fee acreage	1,640	117	19,257	417	20,897	534

Total	201,324	95,667	19,606	753	220,930	96,420

Total Net Undeveloped Acreage Expiration

In the event that production is not established or we take no action to extend or renew the terms of our leases, our net undeveloped acreage that will expire over the next three years as of December 31, 2015 is 22 acres for the year ending December 31, 2017, and none in 2016 and 2018.

Reserves

Our interests, including the interests held by the Partnerships, in proved developed and undeveloped oil and gas properties have been evaluated by Ryder Scott Company, L.P. for each of the three years ended December 31, 2015. The professional qualifications of the technical persons primarily responsible for overseeing the preparation of the reserves estimates can be found in Exhibit 99.1, the Ryder Scott Company, L.P. Report on Registrant’s Reserves Estimates. In matters related to the preparation of our reserve estimates, our district managers report to the Houston Central manager, who maintains oversight and compliance responsibility for the internal reserve estimate process and provides oversight for the annual preparation of reserve estimates of 100% of our year-end reserves by our independent third party engineers, Ryder Scott Company, L.P. The members of our district and central groups consist of degreed engineers, geologists and geophysicists and technicians with between approximately ten and thirty-five years of industry experience, and between three and twenty years of experience managing our reserves. Our Houston Central manager, the technical person primarily responsible for overseeing the preparation of reserves estimates, has over twenty-five years of experience, holds a Bachelor of Science degree in Natural Gas Engineering and is a member of the Society of Petroleum Engineers and American Association of Petroleum Geologists. See Part II, Item 8., “Financial Statements and Supplementary Data”, for additional discussions regarding proved reserves and their related cash flows.

All of our reserves are located within the continental United States. The following table summarizes our oil and gas reserves at each of the respective dates:

	Reserve Category
	Proved Developed				Proved Undeveloped				Total
As of December 31,	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf)	Total (MBoe)	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf)	Total (MBoe)	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf)	Total (MBoe)
				(a)				(a)				(a)
2013	6,687	2,223	31,628	14,182	9,066	3,707	19,772	16,068	15,753	5,930	51,400	30,250
2014	6,239	2,160	32,267	13,777	14,709	4,322	26,331	23,420	20,948	6,482	58,958	37,197
2015	4,579	1,673	23,275	10,131	52	12	55	73	4,631	1,685	23,330	10,204

(a)	In computing total reserves on a barrels of oil equivalent (Boe), gas is converted to oil based on its relative energy content at the rate of six Mcf of gas to one barrel of oil and NGLs are converted based upon volume; one barrel of natural gas liquids equals one barrel of oil.

Proved undeveloped reserves of 16,068 MBoe as of December 31, 2013 included 148 drilling locations in our West Texas drilling program, 10 drilling locations in our Mid-Continent region and 4 drilling locations in our Gulf Coast region. During 2014 we converted 623 MBoe to proved developed producing reserves at a cost of $11.8 million. Following our strategic plan to reduce vertical drilling and increase horizontal drilling we removed 49 vertical drilling locations and added 34 horizontal drilling locations to our West Texas drilling plan. Proved undeveloped reserves of 23.4 MBoe as of December 31, 2014 included 126 drilling locations in our West Texas drilling program, 10 drilling locations in our Mid-Continent region and 3 drilling locations in our Gulf Coast region.

During 2015 we converted 997 MBoe to proved developed producing reserves at a cost of $7.9 million. Future development plans are reflective of the significant decrease in commodity prices and have been established based on an expectation of available cash flows from operations and availability under our revolving credit facility. As of December 31, 2015, we removed all but one PUD location from our year end reserve report due to the uncertainty of available capital for drilling expenditure. The PUD location included in the report was drilled in the first quarter of 2016.

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

The estimated future net revenue (using current prices and costs as of those dates) and the present value of future net revenue (at a 10% discount for estimated timing of cash flow) for our proved developed and proved undeveloped oil and gas reserves at the end of each of the three years ended December 31, 2015, are summarized as follows (in thousands of dollars):

	Proved Developed		Proved Undeveloped		Total
As of December 31,	Future Net Revenue	Present Value 10 Of Future Net Revenue	Future Net Revenue	Present Value 10 Of Future Net Revenue	Future Net Revenue	Present Value 10 Of Future Net Revenue	Present Value 10 Of Future Income Taxes	Standardized Measure of Discounted Cash flow
2013	$341,841	$204,326	$455,622	$131,510	$797,463	$335,836	$97,608	$238,228
2014	$295,554	$185,566	$864,024	$312,073	$1,159,578	$497,639	$154,351	$343,288
2015	$70,834	$60,962	$1,098	$233	$71,932	$61,195	$2,393	$58,802

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

Natural gas prices, based on the twelve-month average of the first of the month Henry Hub index price, were $2.59 per Mmbtu in 2015 compared to $4.35 per Mmbtu in 2014, and have continued to decline to $2.19 per Mmbtu in February 2016. Oil prices, based on the NYMEX monthly average price, were $50.28 per barrel in 2015 compared to $94.99 per barrel in 2014, and have continued to decline to $31.78 in January 2016.

Since January 1, 2016, we have not filed any estimates of our oil and gas reserves with, nor were any such estimates included in any reports to, any federal authority or agency, other than the Securities and Exchange Commission.

District Information

The following table presents certain reserve, production and well information as of December 31, 2015.

	Appalachian	Gulf Coast	Mid- Continent	West Texas	Other	Total
Proved Reserves at Year End (MBoe)
Developed	646	1,060	2,263	6,078	82	10,129
Undeveloped	—	—	—	73	—	73

Total	646	1,060	2,263	6,151	82	10,202

Average Daily Production (Boe per day)	344	428	1,356	1,930	63	4,121

Gross Wells	627	291	558	453	84	2,013
Net Wells	325	166	269	204	20	984
Gross Operated Wells	469	257	248	356	57	1,387

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

Appalachian Region

Our Appalachian activities are concentrated primarily in West Virginia. This region is managed from our office in Charleston, West Virginia. Our assets in this region include a large acreage position and a high concentration of wells. At December 31, 2015, we had 627 wells (325 net), of which 469 wells are operated by us. There are multiple producing intervals that include the Big Lime, Injun, Blue Monday, Weir, Berea, Gordon and Devonian Shale formations at depths primarily ranging from 1,600 to 5,600 feet. Average net daily production in 2015 was 344 Boe. While natural gas production volumes from Appalachian reservoirs are relatively low on a per-well basis compared to other areas of the United States, the productive life of Appalachian reserves is relatively long. At December 31, 2015, we had 646 MBoe of proved reserves (substantially all natural gas) in the Appalachian region, constituting 6% of our total proved reserves. We maintain an acreage position of over 40,200 gross (33,400 net) acres in this region, primarily in Calhoun, Clay and Roane counties. We operate a small field service group in this region utilizing one swab rig, one paraffin truck, one saltwater hauling truck and limited excavating equipment to primarily service our own operated wells and locations. As of March 30, 2016 the Appalachian region has no wells in the process of being drilled, no waterfloods in the process of being installed and no other related activities of material importance.

Gulf Coast Region

Our development, exploitation, exploration and production activities in the Gulf Coast region are primarily concentrated in Louisiana, southeast Texas and south Texas. This region is managed from our office in Houston, Texas. Principal producing intervals are in the Marg Tex, Wilcox, Pettit, Glenrose, Woodbine, San Miguel, Olmos, and Yegua formations at depths ranging from 3,000 to

12,500 feet. We had 291 wells (166 net) in the Gulf Coast region as of December 31, 2015, of which 257 wells are operated by us. Average daily production in 2015 was 428 Boe. At December 31, 2015, we had 428 MBoe of proved reserves in the Gulf Coast region, which represented 10% of our total proved reserves. We maintain an acreage position of over 20,000 gross (9,500 net) acres in this region, primarily in Dimmit, Duval and Polk counties. We operate a field service group in this region from a field office in Carrizo Springs, Texas utilizing 3 workover rigs, 18 water transport trucks, one saltwater disposal well and several trucks and excavating equipment. Services including well service support, site preparation and construction services for drilling and workover operations are provided to third party operators as well as utilized in our own operated wells and locations. As of March 30, 2016 the Gulf Coast region has no wells in the process of being drilled, no waterfloods in the process of being installed and no other related activities of material importance.

Mid-Continent Region

Our Mid-Continent activities are concentrated in central Oklahoma. This region is managed from our office in Oklahoma City, Oklahoma. As of December 31, 2015, we had 558 wells (269 net) in the Mid-Continent area, of which 248 wells are operated by us. Principal producing intervals are in the Roberson, Avant, Skinner, Sycamore, Bromide, McLish, Hunton, Mississippian, Oswego, Red Fork, and Chester formations at depths ranging from 1,100 to 10,500 feet. Average net daily production in 2015 was 1,356 Boe. At December 31, 2015, we had 2,263 MBoe of proved reserves in the Mid-Continent area, or 22% of our total proved reserves. We maintain an acreage position of over 86,000 gross (29,000 net) acres in this region, primarily in Canadian, Grant and Kingfisher counties. We operate a field service group in this region from a field office in Elmore City, utilizing one workover rig and 1 saltwater hauling truck. As of March 30, 2016 the Mid-Continent region has no wells in the process of being drilled, no waterfloods in the process of being installed and no other related activities of material importance.

West Texas Region

Our West Texas activities are concentrated in the Permian Basin in Texas and New Mexico. The Spraberry field was discovered in 1949, encompasses eight counties in West Texas and the Company believes it is the largest oil field in the United States. The field is approximately 150 miles long and 75 miles wide at its widest point. The oil produced is West Texas Intermediate Sweet, and the gas produced is casinghead gas with an average energy content of 1,400 Btu. The oil and gas are produced primarily from six formations, the upper and lower Spraberry, the Dean, the Wolfcamp, the Strawn and the Atoka, at depths ranging from 6,700 feet to 11,300 feet. This region is managed from our office in Midland, Texas. As of December 31, 2015, we had 453 wells (204 net) in the West Texas area, of which 356 wells are operated by us. Principal producing intervals are in the Spraberry, Wolfcamp and San Andres formations at depths ranging from 5,500 to 12,500 feet. Average net daily production in 2015 was 1,930 Boe. At December 31, 2015, we had 6,151 MBoe of proved reserves in the West Texas area, or 60% of our total proved reserves. We maintain an acreage position of over 26,000 gross (16,500 net) acres in the Permian Basin in West Texas, primarily in Reagan, Upton, Martin and Midland counties. We have currently identified one proved undeveloped drilling location there and believe this acreage has significant resource potential in the Spraberry and Wolfcamp intervals for additional drilling locations opportunities. We operate a field service group in this region utilizing 8 workover rigs, 4 hot oiler trucks and 1 kill truck. Services including well service support, site preparation and construction services for drilling and workover operations are provided to third party operators as well as utilized in our own operated wells and locations. As of March 30, 2016 the West Texas region has no wells in the process of being drilled, no waterfloods in the process of being installed and no other related activities of material importance.

Item 3.	LEGAL PROCEEDINGS.

None.

Item 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed and principally traded on the NASDAQ Stock Market under the ticker symbol “PNRG”. The following table presents the high and low prices per share of our common stock during certain periods, as reported in the consolidated transaction reporting system.

	High	Low
2015
First Quarter	$73.00	$52.01
Second Quarter	59.80	50.01
Third Quarter	77.00	50.79
Fourth Quarter	72.53	45.31
2014
First Quarter	$61.56	$44.01
Second Quarter	63.95	48.56
Third Quarter	69.10	59.53
Fourth Quarter	77.53	46.55

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

As of March 28, 2016, there were 463 registered holders of the common stock.

No dividends have been declared or paid during the past two years on our common stock. Provisions of our line of credit agreement restrict our ability to pay dividends. Such dividends may be declared out of funds legally available therefore, when and as declared by our Board of Directors.

Issuer Purchases of Equity Securities

In December 1993, we announced that the Board of Directors authorized a stock repurchase program whereby we may purchase outstanding shares of the common stock from time-to-time, in open market transactions or negotiated sales. On October 31, 2012, the Board of Directors of the Company approved an additional 500,000 shares of the Company’s stock to be included in the stock repurchase program. A total of 3,500,000 shares have been authorized, to date, under this program. Through December 31, 2015, a total of 3,241,772 shares have been repurchased under this program for $54,036,636 at an average price of $16.69 per share. Additional purchases of shares may occur as market conditions warrant. We expect future purchases will be funded with internally generated cash flow or from working capital.

2015 Month	Number of Shares	Average Price Paid per share	Maximum Number of Shares that May Yet Be Purchased Under The Program at Month-End
January	15,980	$68.73	270,968
February	774	59.34	270,194
March	2,506	54.00	267,688
April	50	59.40	267,638
May	226	57.52	267,412
June	379	56.02	267,033
July	695	56.56	266,338
August	316	55.91	266,022
September	4,404	64.74	261,618
October	858	69.19	260,760
November	197	59.11	260,563
December	2,335	52.46	258,228

Total / Average	28,720	$64.50

Item 6.	SELECTED FINANCIAL DATA

We are a smaller reporting company and therefore no response is required pursuant to this Item.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Market Conditions and Commodity Prices:

Our financial results depend on many factors, particularly the price of natural gas and crude oil and our ability to market our production on economically attractive terms. Commodity prices are affected by many factors outside of our control, including changes in market supply and demand, which are impacted by weather conditions, pipeline capacity constraints, inventory storage levels, basis differentials and other factors. In addition, our realized prices are further impacted by our derivative and hedging activities. As a result, we cannot accurately predict future commodity prices and, therefore, we cannot determine with any degree of certainty what effect increases or decreases in these prices will have on our capital program, production volumes or revenues. Location differentials have increased in certain regions, such as in the Appalachian region, resulting in further declines in natural gas prices. We expect natural gas and crude oil prices to remain volatile. In addition to production volumes and commodity prices, finding and developing sufficient amounts of natural gas and crude oil reserves at economical costs are critical to our long-term success.

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

Liquidity and Capital Resources:

Net cash provided by operating activities for the year ended December 31, 2015 was $21 million, compared to $56 million in the prior year. Excluding the effects of significant unforeseen expenses or other income, our cash flow from operations fluctuates primarily because of variations in oil and gas production and prices or changes in working capital accounts. Our oil and gas production will vary based on actual well performance but may be curtailed due to factors beyond our control.

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

As of March 1, 2016, the Company maintains a credit facility totaling $250 million, with a borrowing base of $95 million. The bank reviews the borrowing base semi-annually and, at their discretion, may decrease or propose an increase to the borrowing base relative to a redetermined estimate of proved oil and gas reserves. Our oil and gas properties are pledged as collateral for the line of credit and we are subject to certain financial and operational covenants defined in the agreement. We are currently in compliance with these covenants and expect to be in compliance over the next twelve months. If we do not comply with these covenants on a continuing basis, the lenders have the right to refuse to advance additional funds under the facility and/or declare all principal and interest immediately due and payable. Our borrowing base may decrease as a result of lower natural gas or oil prices, operating difficulties, declines in reserves, lending requirements or regulations, the issuance of new indebtedness or for other reasons set forth in our revolving credit agreement. In the event of a decrease in our borrowing base due to declines in commodity prices or otherwise, our ability to borrow under our revolving credit facility may be limited and we could be required to repay any indebtedness in excess of the redetermined borrowing base.

Maintaining a strong balance sheet and ample liquidity are key components of our business strategy. For 2016, we will continue our focus on preserving financial flexibility and ample liquidity as we manage the risks facing our industry. Our 2016 capital budget is reflective of decreased commodity prices and has been established based on an expectation of available cash flows, with any cash flow deficiencies expected to be funded by borrowings under our revolving credit facility. As we have done historically to preserve or enhance liquidity we may adjust our capital program throughout the year, divest non-strategic assets, or enter into strategic joint ventures. We are actively in discussions with financial partners for funding to develop our asset base and, if required, pay down our revolving credit facility should our borrowing base become limited due to the deterioration of commodity prices.

Due to the uncertainty of financing availability we have removed all but one PUD location from our yearend reserve report in accordance with the SEC rules governing the scheduling of the drilling of PUD reserves within 5 years. We expect to continue development of those reserves when our borrowing base is redetermined and, if required, we have secured additional sources of financing. The one PUD included in our report was drilled in the first quarter of 2016 as part of our joint venture with Apache Corporation in Upton County, Texas.

We began our West Texas, Upton County horizontal drilling program during 2015 and through the first quarter of 2016 we have drilled 4 wells in this phase. Discussions with our joint venture partner in that program, Apache Corporation, indicate that including additional phases of development in the program will result in approximately 60 horizontal wells being drilled at a cost of approximately $470 million. We own various interests, ranging from 16% up to 50% interest in the lands to be developed in the program, and expect our share of these capital expenditures to be approximately $120 million. The actual number of wells to be drilled and the timing of the drilling may vary based on commodity market conditions. Currently the Company and Apache have agreed until oil and gas prices recover to limit drilling to those wells required to maintain our acreage position. Apache drilling plans indicated two of these wells will be drilled later this year at a cost of $12 million, of which our share is $6 million. These two wells meet the definition of proved undeveloped reserves however they were not included in our yearend reserve report because we have not confirmed our financing for those wells at this time.

During the first quarter of 2016 we commenced our Martin County, Texas horizontal drilling program, two wells have been drilled and cased, at a cost of $8.3 million of which our share is $8.1 million, and they are currently awaiting completion. These wells did not meet the definition of proved undeveloped reserves and therefore are not included as PUDs in our yearend reserve report. We maintain an acreage position of over 26,000 gross (16,500 net) acres in the Permian Basin in West Texas, primarily in Reagan, Upton, Martin and Midland counties. We believe this acreage has significant resource potential in the Spraberry and Wolfcamp intervals for drilling opportunities. Our Oklahoma horizontal development is primarily in Grant and Canadian counties where we have approximately 6,450 net acres which we believe have significant resource potential based on our drilling results and those of offset operators.

During the first quarter of 2016 we have farmed out certain non-core acreage in exchange for cash and a royalty or working interest in both West Texas and Oklahoma. Proceeds received under these agreements are $3.7 million with an additional $1.0 million expected in the next 45 days.

As of March 1, 2016, the Company has $9.06 million outstanding on our equipment financing facilities which are secured by substantially all of our field service equipment. The majority of our capital spending is discretionary, and the ultimate level of expenditures will be dependent on our assessment of the oil and gas business environment, the number and quality of oil and gas prospects available, the market for oilfield services, and oil and gas business opportunities in general.

The Company has in place both a stock repurchase program and a limited partnership interest repurchase program. Spending under these programs in 2015 was $2.26 million. The Company expects continued spending under these programs in 2016.

Results of Operations:

2015 and 2014 Compared

We reported a net loss for 2015 of $12.8 million, or $ 5.53 per share, compared to net income for 2014 of $27.05 million, or $11.45 per share. Gains on derivative instruments substantially increased related to the decrease in commodity prices while such price declines reduced oil and gas sales compared to 2014. The remaining decrease was attributed to the decrease in the net field service income and increases in depreciation and depletion expenses. The significant components of net income are discussed below.

Oil and gas sales decreased $45.4 million, or 61.7% from $91.05 million for the year ended December 31, 2014 to $45.63 million for the year ended December 31, 2015. Crude oil and natural gas sales vary due to changes in volumes of production sold and realized commodity prices. Our realized prices at the well head decreased an average of $40.99 per barrel, or 44% on crude oil and increased $2.61 per Mcf, or 46.4% on natural gas during 2015 as compared to 2014.

Our crude oil production decreased by 39,000 barrels, or 6.8% from 759,000 barrels for the year ended December 31, 2014 to 720,000 barrels for the year ended December 31, 2015. Our natural gas production decreased by 45 MMcf, or 1.3% from 4,741 MMcf for the year ended December 31, 2014 to 4,696 MMcf for the year ended December 31, 2015. The decrease in crude oil and natural gas production volumes are a result of the natural decline of existing properties offset by our continued drilling success in the West Texas and Oklahoma regions as we place new wells into production.

The following table summarizes the primary components of production volumes and average sales prices realized for the years ended December 31, 2015 and 2014 (excluding realized gains and losses from derivatives).

	Year Ended December 31,		Increase (Decrease)
	2015	2014	Amount	Percent
Barrels of Oil Produced	720,000	759,000	(39,000)	(6.8)%
Average Price Received (excluding the impact of derivatives)	$45.74	$86.73	$(40.99)	(44.0)%

Oil Revenue (In 000’s)	$32,923	$65,824	$(32,901)	(61.3)%

Mcf of Gas Produced	4,696,000	4,741,000	(45,000)	(1.3)%
Average Price Received (excluding the impact of derivatives)	$2.71	$5.32	$(2.61)	(46.4)%

Gas Revenue (In 000’s)	$12,709	$25,221	$(12,512)	(62.6)%

Total Oil & Gas Revenue (In 000’s)	$45,632	$91,045	$(45,413)	(61.7)%

Realized net gains (losses) on derivative instruments, net include net gains of $18.1 million and $3.0 million on the settlements of crude oil and natural gas derivatives, respectively for the year ended December 31, 2015. During 2014 this item included net gains of $0.6 million and net losses of $0.5 million on the settlements of crude oil and natural gas derivatives, respectively for the year ended December 31, 2014. During 2014, we unwound and monetized natural gas swaps with original settlement dates from January 2015 through

December 2015 for net proceeds of $0.28 million. In addition we unwound and monetized crude oil swaps with original settlement dates from January 2016 through December 2016 for net proceeds of $0.70 million. The $0.98 million in gains associated with these early settlement transactions is included in realized gain on derivative instruments for the year ended December 31, 2014.

Oil and gas prices received including the impact of derivatives were:

	Year Ended December 31,		Increase (Decrease)
	2015	2014	Amount	Percent
Oil Price	$70.93	$86.67	$(15.74)	(18.16)%
Gas Price	$3.35	$5.15	$(1.80)	(34.97)%

We do not apply hedge accounting to any of our commodity based derivatives thus changes in the fair market value of commodity contracts held at the end of a reported period, referred to as mark-to-market adjustments, are recognized as unrealized gains and losses in the accompanying consolidated statements of operations. As oil and natural gas prices remain volatile, mark-to-market accounting treatment creates volatility in our revenues. During the year ended December 31, 2015, we recognized net unrealized losses of $14.6 million associated with crude oil fixed swaps and collars and $2.3 million associated with natural gas fixed swap contracts due to market fluctuations in natural gas and crude oil futures market prices between January 1, 2015 and December 31, 2015.

Field service income decreased $5.4 million, or 20.5% from $26.27 million for the year ended December 31, 2014 to $20.88 million for the year ended December 31, 2015. We reduced rates on our workover rig and hot oiler services during 2015 in response to the reduced commodity prices. This decrease was offset by increases in our SWD income related to increased utilization of the pipeline and capacity upgrades added during 2014 and 2015.

Lease operating expense decreased $8.8 million, or 19.9% from $43.97 million for the year ended December 31, 2014 to $35.21 million for the year ended December 31, 2015. This decrease was largely due to cost reductions from suppliers and improved operational efficiencies, including reduced SWD expenses reflecting the switch from hauling to piping salt water to SWD facilities.

Field service expense decreased $3.5 million, or 16.7% from $21.19 million for the year ended December 31, 2014 to $17.6 million for the year ended December 31, 2015. Field service expenses primarily consist of salaries and vehicle operating expenses which have been reduced during 2015 in response to falling rates and utilization of our equipment services.

Depreciation, depletion, amortization and accretion on discounted liabilities increased $5.7 million, or 18% from $25.86 million for the year ended December 31, 2014 to $31.6 million for the year ended December 31, 2015. This increase in DD&A expense is primarily attributable to increased depletion expenses related to new wells coming on line from the recent drilling success in West Texas and Oklahoma, combined with reductions in proved reserves as a result of the decline in commodity prices.

General and administrative expense decreased $2.19 million, or 15.2% from $14.46 million for the year ended December 31, 2014 to $12.27 million for the year ended December 31, 2015 related to reductions in personnel costs, including salaries and employee related taxes and insurance.

Gain on sale and exchange of assets of $1.38 million for the year ended December 31, 2015 and $6.12 million for the year ended December 31, 2014 consists of sales of non-producing acreage and non-core oil and gas interests and non-essential field service equipment.

Interest expense decreased $0.39 million, or 9.7% from $4.02 million for the year ended December 31, 2014 to $3.63 million for the year ended December 31, 2015. This decrease relates to a decrease in average debt outstanding during 2015 as compared to 2014 combined with a decrease in weighted average interest rates during the 2015 periods. The average interest rate paid on outstanding bank borrowings subject to interest during 2015 and 2014 were 3.44% and 3.53%, respectively. As of December 31, 2015 and 2014, the total outstanding borrowings were $95.6 million and $101.4 million, respectively.

A tax benefit of $6.65 million, or an effective rate of 34% was recorded for the year ended December 31, 2015, verses a provision of $13.84 million and an effective rate of 34% for the year ended December 31, 2014.

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

Members of our management, including our chief executive officer and chief financial officer, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of December 31, 2015, the end of the period covered by this Report. Based upon that evaluation, these officers concluded that our disclosure controls and procedures were effective as of December 31, 2015.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2015.

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

There have been no changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	OTHER INFORMATION.

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information relating to the Company’s Directors, nominees for Directors and executive officers will be included in the Company’s definitive proxy statement relating the Company’s Annual Meeting of Stockholders to be held in May, 2016 which will be filed with the U.S. Securities and Exchange Commission within 120 days of December 31, 2015, and which is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION.

Information relating to executive compensation will be included in the Company’s definitive proxy statement relating to the Company’s Annual Meeting of Stockholders to be held in May, 2016, which will be filed with the U. S. Securities and Exchange Commission within 120 days of December 31, 2015, and which is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information relating to security ownership of certain beneficial owners and management will be included in the Company’s definitive proxy statement relating to the Company’s Annual Meeting of Stockholders to be held in May, 2016, which will be filed with the U. S. Securities and Exchange Commission within 120 days of December 31, 2015, and which is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information relating to certain transactions by Directors and executive officers of the Company will be included in the Company’s definitive proxy statement relating to the Company’s Annual Meeting of Stockholders to be held in May, 2016, which will be filed with the U. S. Securities and Exchange Commission within 120 days of December 31, 2015, and which is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information relating to principal accountant fees and services will be included in the Company’s definitive proxy statement relating to the Company’s Annual Meeting of Stockholders to be held in May, 2016, which will be filed with the U. S. Securities and Exchange Commission within 120 days of December 31, 2015, and which is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this Report:

1.	Financial statements (Index to Consolidated Financial Statements at page F-1 of this Report)

2.	Financial Statement Schedules (Index to Consolidated Financial Statements—Supplementary Information at page F-1 of this Report)

3.	Exhibits:

Exhibit No.

3.1	Restated Certificate of Incorporation of PrimeEnergy Corporation (effective July 1, 2009) (Incorporated by reference to Exhibit 3.1 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2009).

3.2	Bylaws of PrimeEnergy Corporation as amended and restated as of May 20, 2015 (filed as Exhibit 3.2 of PrimeEnergy Corporation Form 8-K on May 21, 2015 and incorporated herein by reference).

10.18	Composite copy of Non-Statutory Option Agreements (Incorporated by reference to Exhibit 10.18 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2004).

10.22.5.9	Second Amended and Restated Credit Agreement dated July 30, 2010, by and among PrimeEnergy Corporation, the Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, and EOWS Midland Company), Compass Bank (successor in interest to Guaranty Bank, FSB) As Administrative Agent and Letter of Credit Issuer, BBVA Compass, As Sole Lead Arranger and Sole Bookrunner and The Lenders Signatory Hereto (BNP Paribas, JPMorgan Chase Bank, N.A. and Amegy Bank National Association) (Incorporated by reference to Exhibit 10.22.5.9 of PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2010).

10.22.5.9.1	First Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, BNP Paribas, JPMorgan Chase Bank, N.A., Amegy Bank National Association) effective September 30, 2010 (Incorporated by reference to Exhibit 10.22.5.9.1 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2010).

10.22.5.9.2	Second Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, BNP Paribas, JPMorgan Chase Bank, N.A., Amegy Bank National Association) effective June 22, 2011 (Incorporated by reference to Exhibit 10.22.5.9.2 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2011).

10.22.5.9.3	Third Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, BNP Paribas, JPMorgan Chase Bank, N.A., Amegy Bank National Association) effective December 8, 2011 (Incorporated by reference to Exhibit 10.22.5.9.3 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2011).

10.22.5.9.4	Fourth Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, BNP Paribas, JPMorgan Chase Bank, N.A., Amegy Bank National Association) effective June 25, 2012 (Incorporated by reference to Exhibit 10.22.5.9.4 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2012).

Exhibit No.

10.22.5.9.5	Fifth Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company, Prime Offshore L.L.C.), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, Wells Fargo Bank National Association, JPMorgan Chase Bank, N.A., Amegy Bank National Association, KeyBank National Association) effective November 26, 2012 (Incorporated by reference to Exhibit 10.22.5.9.5 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2012).

10.22.5.9.6	Sixth Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company, Prime Offshore L.L.C.), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, Wells Fargo Bank National Association, JPMorgan Chase Bank, N.A., Amegy Bank National Association, KeyBank National Association) effective June 28, 2013 (Incorporated by reference to Exhibit 10.22.5.9.6 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2013).

10.22.5.9.7	Assignment Agreement made by and among Amegy Bank National Association, as Assignor, and Compass Bank (successor in interest to Guaranty Bank, FSB), Wells Fargo Bank, National Association, JPMorgan Chase Bank and KeyBank National Association, as Assignees, effective December 23, 2013 (Incorporated by reference to Exhibit 10.22.5.9.7 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2013).

10.22.5.9.8	Seventh Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company, Prime Offshore L.L.C.), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, Wells Fargo Bank National Association, JPMorgan Chase Bank, N.A., KeyBank National Association) effective June 26, 2014 (Incorporated by reference to Exhibit 10.22.5.9.8 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2014).

10.22.5.9.9	Eighth Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company, Prime Offshore L.L.C.), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, Wells Fargo Bank National Association, JPMorgan Chase Bank, N.A., KeyBank National Association) effective June 29, 2015 (Incorporated by reference to Exhibit 10.22.5.9.9 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2015).

10.23.1	Loan and Security Agreement dated July 31, 2013, by and between JP Morgan Chase Bank, N.A. and Eastern Oil Well Service Company, EOWS Midland Company and Southwest Oilfield Construction Company (Incorporated by reference to Exhibit 10.23.1 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2013).

10.23.2	Business Purpose Promissory Note dated July 31, 2013, made by Eastern Oil Well Service Company, EOWS Midland Company and Southwest Oilfield Construction Company to JP Morgan Chase Bank N.A. (Incorporated by reference to Exhibit 10.23.2 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2013).

10.23.3	Guaranty dated July 31, 2013, made by PrimeEnergy Corporation in favor of JP Morgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.23.3 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2013).

10.23.4	Agreement of Equipment Substitution dated January 15, 2014, by and between JP Morgan Chase Bank, N.A. and Eastern Oil Well Service Company, EOWS Midland Company and Southwest Oilfield Construction Company (Incorporated by reference to Exhibit 10.23.4 to PrimeEnergy Corporation Form 10-Q for the quarter ended March 31, 2014).

10.24.1	Loan and Security Agreement dated July 29, 2014, by and between JP Morgan Chase Bank, N.A. and Eastern Oil Well Service Company, EOWS Midland Company and Southwest Oilfield Construction Company (Incorporated by reference to Exhibit 10.24.1 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2014).

10.24.2	Business Purpose Promissory Note dated July 29, 2014, made by Eastern Oil Well Service Company, EOWS Midland Company and Southwest Oilfield Construction Company to JP Morgan Chase Bank N.A. (Incorporated by reference to Exhibit 10.24.2 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2014).

Exhibit No.

10.24.3	Guaranty dated July 29, 2014, made by PrimeEnergy Corporation in favor of JP Morgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.24.3 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2014).

14	PrimeEnergy Corporation Code of Business Conduct and Ethics, as amended December 16, 2011 (Incorporated by reference to Exhibit 14 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2011).

21	Subsidiaries (filed herewith).

23	Consent of Ryder Scott Company, L.P. (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Summary Reserve Report dated March 14, 2016, of Ryder Scott Company, L.P. (filed herewith).

101.INS	XBRL (eXtensible Business Reporting Language) Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of April, 2016

PrimeEnergy Corporation

By:	/S/ CHARLES E. DRIMAL, JR.
Charles E. Drimal, Jr.
Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 7th day of April, 2016.

/s/ CHARLES E. DRIMAL, JR. Charles E. Drimal, Jr.	Chairman, Chief Executive Officer and President; The Principal Executive Officer

/s/ BEVERLY A. CUMMINGS Beverly A. Cummings	Director, Executive Vice President and Treasurer; The Principal Financial Officer

/S/ GAINES WEHRLE	Director	/s/ CLINT HURT	Director
Gaines Wehrle		Clint Hurt

/s/ H. GIFFORD FONG	Director	/s/ JAN K. SMEETS	Director
H. Gifford Fong		Jan K. Smeets

/s/ THOMAS S.T. GIMBEL	Director
Thomas S.T. Gimbel

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements
Consolidated Balance Sheet – As of December 31, 2015 and 2014	F-3
Consolidated Statement of Operations – For the years ended December 31, 2015 and 2014	F-4
Consolidated Statement of Comprehensive Income – For the years ended December 31, 2015 and 2014	F-5
Consolidated Statement of Equity – For the years ended December 31, 2015 and 2014	F-6
Consolidated Statement of Cash Flows – For the years ended December 31, 2015 and 2014	F-7
Notes to Consolidated Financial Statements	F-8

Supplementary Information:
Capitalized Costs Relating to Oil and Gas Producing Activities, years ended December 31, 2015 and 2014	F-20
Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities, years ended December 31, 2015 and 2014	F-20
Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves, years ended December 31, 2015 and 2014	F-20
Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves, years ended December 31, 2015 and 2014	F-21
Reserve Quantity Information, years ended December 31, 2015 and 2014	F-22
Results of Operations from Oil and Gas Producing Activities, years ended December 31, 2015 and 2014	F-22
Notes to Supplementary Information	F-23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PrimeEnergy Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of PrimeEnergy Corporation and Subsidiaries (the Company) as of December 31, 2015 and 2014, and related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PrimeEnergy Corporation and Subsidiaries as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grassi & Co., CPAs, P.C.

GRASSI & CO., CPAs, P.C.

New York, New York

March 30, 2016

PRIMEENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Thousands of dollars)

	As of December 31,
	2015	2014
ASSETS
Current Assets
Cash and cash equivalents	$9,750	$9,209
Restricted cash and cash equivalents	3,513	3,877
Accounts receivable, net	9,543	12,315
Prepaid obligations	619	877
Derivative contracts	—	16,914
Deferred Income taxes	534	—
Other current assets	196	613

Total Current Assets	24,155	43,805
Property and Equipment
Oil and gas properties at cost	395,129	396,588
Less: Accumulated depletion and depreciation	(204,213)	(188,988)

	190,916	207,600

Field and office equipment at cost	27,919	27,403
Less: Accumulated depreciation	(16,824)	(14,702)

	11,095	12,701

Total Property and Equipment, Net	202,011	220,301
Derivative Contracts Long-Term	—	13
Other Assets	629	781

Total Assets	$226,795	$264,900

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$12,355	$16,258
Accrued liabilities	6,122	12,401
Current portion of long-term debt	3,059	2,903
Current portion of asset retirement and other long-term obligations	1,435	1,366
Current portion of deferred tax liability	—	5,547
Derivative liability short-term	7	170
Due to related parties	—	45

Total Current Liabilities	22,978	38,690
Long-Term Bank Debt	92,581	98,490
Asset Retirement Obligations	10,452	11,269
Deferred Income Taxes	37,883	38,191

Total Liabilities	163,894	186,640
Commitments and Contingencies
Equity
Common stock, $.10 par value; 2015 and 2014: Authorized: 4,000,000 shares, issued: 3,836,397 shares; outstanding 2015: 2,304,684 shares; 2014: 2,333,404 shares	383	383
Paid-in capital	7,854	7,186
Retained earnings	92,878	105,662
Accumulated other comprehensive loss, net	(5)	(92)
Treasury stock, at cost; 2015: 1,531,713 shares; 2014: 1,502,993 shares	(45,380)	(43,527)

Total Stockholders’ Equity—PrimeEnergy	55,730	69,612
Non-controlling interest	7,171	8,648

Total Equity	62,901	78,260

Total Liabilities and Equity	$226,795	$264,900

The accompanying Notes are an integral part of these Consolidated Financial Statements

PRIMEENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(Thousands of dollars, except per share amounts)

	For the Year Ended December 31,
	2015	2014
Revenues
Oil and gas sales	$45,632	$91,045
Realized gain on derivative instruments, net	21,151	135
Field service income	20,879	26,270
Administrative overhead fees	8,287	9,373
Unrealized (loss) gain on derivative instruments	(16,901)	17,574
Other income	58	183

Total Revenues	79,106	144,580
Costs and Expenses
Lease operating expense	35,206	43,972
Field service expense	17,641	21,185
Depreciation, depletion, amortization and accretion on discounted liabilities	31,551	25,864
Gain on settlement of asset retirement obligations	—	(1,797)
General and administrative expense	12,267	14,460

Total Costs and Expenses	96,665	103,684
Gain on Sale and Exchange of Assets	1,386	6,115

(Loss) income from Operations	(16,173)	47,011
Other Income and Expenses
Less: Interest expense	3,627	4,018
Add: Interest income	2	—

(Loss) income Before (Benefit) Provision for Income Taxes	(19,798)	42,993
(Benefit) provision for Income Taxes	(6,648)	13,844

Net (Loss) income	(13,150)	29,149
Less: Net (Loss) income Attributable to Non-Controlling Interest	(366)	2,103

Net (Loss) income Attributable to PrimeEnergy	$(12,784)	$27,046

Basic (Loss) income Per Common Share	$(5.53)	$11.45

Diluted (Loss) income Per Common Share	$(5.53)	$8.68

The accompanying Notes are an integral part of these Consolidated Financial Statements

PRIMEENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Thousands of dollars)

	For the Year Ended December 31,
	2015	2014
Net (Loss) income	$(13,150)	$29,149

Other Comprehensive Income, net of taxes:
Changes in fair value of hedge positions, net of taxes of $(50) and $(17), respectively	87	31

Total other comprehensive income	87	31

Comprehensive (loss) income	(13,063)	29,180
Less: Comprehensive (loss) income attributable to non-controlling interest	(366)	2,103

Comprehensive (loss) income attributable to PrimeEnergy	$(12,697)	$27,077

The accompanying Notes are an integral part of these Consolidated Financial Statements

PRIMEENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Thousands of dollars)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity – PrimeEnergy	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at December 31, 2013	3,836,397	$383	$6,803	$78,616	$(123)	$(40,251)	$45,428	$7,710	$53,138
Purchase 55,380 shares of common stock	—	—	—	—	—	(3,276)	(3,276)	—	(3,276)
Net income	—	—	—	27,046	—	—	27,046	2,103	29,149
Other comprehensive income, net of taxes	—	—	—	—	31	—	31	—	31
Purchase of non-controlling interest	—	—	383	—	—	—	383	(657)	(274)
Distributions to non-controlling interest	—	—	—	—	—	—	—	(508)	(508)

Balance at December 31, 2014	3,836,397	$383	$7,186	$105,662	$(92)	$(43,527)	$69,612	$8,648	$78,260
Purchase 28,720 shares of common stock	—	—	—	—	—	(1,853)	(1,853)	—	(1,853)
Net income	—	—	—	(12,784)	—	—	(12,784)	(366)	(13,150)
Other comprehensive income, net of taxes	—	—	—	—	87	—	87	—	87
Purchase of non-controlling interest	—	—	668	—	—	—	668	(1,077)	(409)
Distributions to non-controlling interest	—	—	—	—	—	—	—	(34)	(34)

Balance at December 31, 2015	3,836,397	$383	$7,854	$92,878	$(5)	$(45,380)	$55,730	$7,171	$62,901

The accompanying Notes are an integral part of these Consolidated Financial Statements

PRIMEENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Thousands of dollars)

	For the Year Ended December 31,
	2015	2014
Cash Flows from Operating Activities:
Net (loss) income	$(13,150)	$29,149
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion on discounted liabilities	31,551	25,864
Gain on sale of properties	(1,386)	(6,115)
Unrealized gain (loss) on derivative instruments	16,856	(17,574)
Provision for deferred income taxes	(6,389)	13,237
Gain on settlement of asset retirement obligations	—	(1,797)

Changes in assets and liabilities:
Decrease in accounts receivable	2,769	5,379
Decrease (increase) in due from related parties	308	(247)
Decrease in inventories	64	24
Decrease in prepaid expenses and other assets	410	286
(Decrease) increase in accounts payable	(3,539)	534
(Decrease) increase in accrued liabilities	(6,280)	7,425

Net Cash Provided by Operating Activities	21,214	56,165

Cash Flows from Investing Activities:
Capital expenditures, including exploration expense	(14,550)	(38,758)
Proceeds from sale of properties and equipment	1,926	6,834

Net Cash Used in Investing Activities	(12,624)	(31,924)

Cash Flows from Financing Activities:
Purchase of stock for treasury	(1,853)	(3,276)
Purchase of non-controlling interests	(409)	(274)
Increase in long-term bank debt and other long-term obligations	27,700	57,417
Repayment of long-term bank debt and other long-term obligations	(33,453)	(77,917)
Distribution to non-controlling interest	(34)	(508)

Net Cash Used in Financing Activities	(8,049)	(24,558)

Net Increase (Decrease) in Cash and Cash Equivalents	541	(317)
Cash and Cash Equivalents at the Beginning of the Year	9,209	9,526

Cash and Cash Equivalents at the End of the Year	$9,750	$9,209

Supplemental Disclosures:
Income taxes paid during the year	$410	$320
Interest paid during the year	$3,695	$4,025

The accompanying Notes are an integral part of these Consolidated Financial Statements

PRIMEENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Operations and Significant Accounting Policies

Nature of Operations:

PrimeEnergy Corporation (“PEC”), a Delaware corporation, was organized in March 1973 and is engaged in the development, acquisition and production of oil and natural gas properties. PrimeEnergy Corporation and its subsidiaries are herein referred to as the “Company.” The Company owns leasehold, mineral and royalty interests in producing and non-producing oil and gas properties across the United States, including Colorado, Kansas, Louisiana, Mississippi, Montana, New Mexico, North Dakota, Oklahoma, Texas, West Virginia and Wyoming and the Gulf of Mexico. The Company operates over 1,500 wells and owns non-operating interests in approximately 400 additional wells. Additionally, the Company provides well-servicing support operations, site-preparation and construction services for oil and gas drilling and reworking operations, both in connection with the Company’s activities and providing contract services for third parties. The Company is publicly traded on the NASDAQ under the symbol “PNRG.” PEC owns Eastern Oil Well Service Company (“EOWSC”), EOWS Midland Company (“EMID”) and Southwest Oilfield Construction Company (“SOCC”), all of which perform oil and gas field servicing. PEC also owns Prime Operating Company (“POC”), which serves as operator for most of the producing oil and gas properties owned by the Company and affiliated entities. PEC also owns Prime Offshore L.L.C. (“Prime Offshore”), formerly F-W Oil Exploration LLC, which has owned and operated properties in the Gulf of Mexico. PrimeEnergy Management Corporation (“PEMC”), a wholly-owned subsidiary, acts as the managing general partner, providing administration, accounting and tax preparation services for 18 limited partnerships and 2 trusts (collectively, the “Partnerships”). The markets for the Company’s products are highly competitive, as oil and gas are commodity products and prices depend upon numerous factors beyond the control of the Company, such as economic, political and regulatory developments and competition from alternative energy sources.

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

Income Taxes:

The Company follows the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recorded for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the tax rate in effect for the year in which those temporary differences are expected to turn around. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the year of the enacted rate change. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that the related tax benefits will not be realized. As of December 31, 2015 and 2014, we had no valuation allowance.

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

The financial instruments are accounted for in accordance with applicable accounting standards for derivative instruments and hedging activities. Such standards require that applicable derivative instruments be measured at fair market value and recognized as assets or liabilities in the balance sheet. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation is generally established at the inception of a derivative. For derivatives designated as cash flow hedges and meeting applicable effectiveness guidelines, changes in fair value, to the extent effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. At December 31, 2015 and 2014, the entire other comprehensive income amount comprised of the impact of cash flow hedges. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value of a derivative resulting from ineffectiveness or an excluded component of the gain/loss is recognized immediately in the statement of operations.

Recently Issued Accounting Standards:

The FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU supersedes the Revenue recognition requirements in Topic 605, Revenue Recognition and industry-specific guidance in Subtopic 932-605. Extractivies – Oil and Gas Revenue Recognition. This ASU provides guidance concerning the recognition and measurement of revenue from contracts with customers. Its objective is to increase the usefulness of information in the financial statements regarding the nature, timing and uncertainty of revenues. The effective date for ASU 2014-09 was delayed through the issuance of ASU 2015-14, Revenue from Contracts with Customers – Deferral or the Effective Date, to annual and interim periods beginning in 2018 and is required to be adopted using either the retrospective or cumulative effect (modified retrospective) transition method, with early adoption permitted in 2017. The Company is evaluating the impact this ASU will have on its consolidated financial statements and related disclosures and does not plan on early adopting.

The FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This ASU provides additional guidance to reporting entities in evaluating whether certain legal entities such, as limited partnerships, limited liability corporations and securitization structures, should be consolidated. The ASU is considered to be an improvement on current accounting requirements as it reduces the number of existing consolidation models. This ASU is effective for the Company beginning January 1, 2016 and will be applied using the retrospective approach. This ASU will not have a material impact on the Company’s consolidated financial statements and related disclosures.

The FASB issued ASU 2015-03, Interest – Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs and ASU 2015-15, Interest – Imputation of Interest (Topic 835): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. These ASU’s require debt issuance costs related to a recognized debt liability, except for those related to revolving credit facilities, to be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability rather than an asset. These ASU’s are effective for the Company beginning January 1, 2016 and will be applied using the retrospective approach. These ASU’s will not have a material impact on the Company’s consolidated financial statements and related disclosures.

The FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. This ASU requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. This ASU is effective for annual and interim periods beginning in 2017 and can be applied prospectively or retrospectively, with early adoption permitted. This ASU will be early-adopted by the Company effective January 1, 2016 and will be applied using the retrospective approach. This ASU will not have a material impact on the Company’s financial statements and related disclosures.

The FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires lessee recognition on the balance sheet of a right-of-use asset and a lease liability, initially measured at the present value of the lease payments. It further requires recognition in the income statement of a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis. Finally, it requires classification of all cash payments within operating activities in the statement of cash flows. It is effective for fiscal years commencing after December 15, 2018 and early adoption is permitted. This ASU will not have a material impact on the Company’s financial statements and related disclosures.

2. Acquisitions and Dispositions

Historically, the Company has repurchased the non-controlling interests of the partners and trust unit holders in certain of the Partnerships, which consist primarily of oil and gas interests. The Company purchased such non-controlling interests in an amount totaling $409,000 in 2015 and $274,000 in 2014.

3. Additional Balance Sheet Information

Accounts receivable at December 31, 2015 and 2014 consisted of the following:

	December 31,
(Thousands of dollars)	2015	2014
Joint interest billings	$2,667	$2,882
Trade receivables	1,452	1,980
Oil and gas sales	3,576	6,245
Other	2,377	1,751

	10,072	12,858
Less: Allowance for doubtful accounts	(529)	(543)

Total	$9,543	$12,315

Accounts payable at December 31, 2015 and 2014 consisted of the following:

	December 31,
(Thousands of dollars)	2015	2014
Trade	$3,289	$3,995
Royalty and other owners	5,973	8,444
Partner advances	1,083	1,344
Prepaid drilling deposits	390	786
Other	1,620	1,689

Total	$12,355	$16,258

Accrued liabilities at December 31, 2015 and 2014 consisted of the following:

	December 31,
(Thousands of dollars)	2015	2014
Compensation and related expenses	$2,294	$2,350
Property costs	3,302	9,204
Income tax	—	554
Other	526	293

Total	$6,122	$12,401

4. Property and Equipment

Capitalized interest is included as part of the cost of oil and gas properties. The capitalized rates are based upon the Company’s weighted-average cost of borrowings used to finance the expenditures. There was no interest capitalized during 2015 or 2014.

5. Long-Term Debt

Bank Debt:

Effective July 30, 2010, the Company entered into a Second Amended and Restated Credit Agreement between Compass Bank as agent and a syndicated group of lenders (“Credit Agreement”). The Credit Agreement has a revolving line of credit and letter of credit facility of up to $250 million with a final maturity date of July 30, 2017. The credit facility is secured by substantially all of the Company’s oil and gas properties. The credit facility is subject to a borrowing base determined by the lenders taking into consideration the estimated value of PEC’s oil and gas properties in accordance with the lenders’ customary practices for oil and gas loans. This process involves reviewing PEC’s estimated proved reserves and their valuation. The borrowing base is re-determined semi-annually, and the available borrowing amount could be increased or decreased as a result of such re-determination. In addition, PEC and the lenders each have at their discretion the right to request the borrowing base be re-determined with a maximum of one such request each year. A revision to PEC’s reserves may prompt such a request on the part of the lenders, which could possibly result in a reduction in the borrowing base and availability under the credit facility. At any time if the sum of the outstanding borrowings and letter of credit exposures exceed the applicable portion of the borrowing base, PEC would be required to repay the excess amount within a prescribed period.

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

At December 31, 2015, the credit facility borrowing base was $95.0 million with no monthly reduction amount. The borrowings made within the credit facility may be placed in a base rate loan or LIBO rate loan. The Company’s borrowing rates in the credit facility provide for base rate loans at the prime rate (3.50% at December 31, 2015) plus applicable margin utilization rates that range from 1.75% to 2.50%, and LIBO rate loans at LIBO published rates plus applicable utilization rates that range from 2.75% to 3.00%. At December 31, 2015, the Company had in place one base rate loan and one LIBO rate loan with effective rates of 5.50% and 3.25%, respectively.

At December 31, 2015, the Company had $86.0 million of borrowings outstanding under its revolving credit facility at a weighted-average interest rate of 3.36%, and $9 million available for future borrowings. The combined weighted average interest rate paid on outstanding bank borrowings subject to base rate and LIBO interest was 3.44% for the year ended December 31, 2015, as compared to 3.53% for the year ended December 31, 2014.

The Company entered into interest rate hedge agreements to help manage interest rate exposure. These contracts include interest rate swaps. Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. In July 2012, the Company entered into interest swap agreements for a period of two years, which commenced in January 2014, related to $75 million of the Company’s bank debt resulting in a LIBO fixed rate of 0.563% and terminated in January 2016. For the year ended December 31, 2015, the Company recorded interest expense and paid $284,000 related to the settlement of interest rate swaps.

Equipment Loans:

On July 31, 2013, the Company entered into a $10.0 million Loan and Security Agreement with JP Morgan Chase Bank (“Equipment Loan”). The Equipment Loan is secured by a portion of the Company’s field service equipment, carries an interest rate of 3.95% per annum, requires monthly payments (principal and interest) of $184,000, and has a final maturity date of July 31, 2018. As of December 31, 2015, the Company had a total of $5.58 million outstanding on this Equipment Loan.

On July 29, 2014, the Company entered into additional equipment financing facilities (“Additional Equipment Loans”) totaling $6.0 million with JP Morgan Chase Bank. In August 2014, the Company drew down $4.8 million of this facility that is secured by field service equipment, carries an interest rate of 3.40% per annum, requires monthly payments (principal and interest) of $87,800, and has a final maturity date of July 31, 2019. The remaining $1.2 million under the Additional Equipment Loans was available for interim draws to finance the acquisition of any future field service equipment. In December 2014, the Company made an interim draw of an additional $0.5 million on this facility that is secured by recently purchased field service equipment. Interim draws on this facility carried a floating interest rate, payable monthly at the LIBO published rate plus 2.50% and on June 26, 2015 converted into a fixed term loan requiring monthly payments (principal and interest) of $8,700 with a final maturity date of June 26, 2020. As of December 31, 2015, the Company had a total of $4.06 million outstanding on the Additional Equipment Loans.

6. Commitments

Operating Leases:

The Company has several non-cancelable operating leases, primarily for rental of office space, that have a term of more than one year. The future minimum lease payments for the operating leases at December 31, 2015 are as follows.

(Thousands of dollars)	Operating Leases
2016	$793
2017	125
2018	16

Total minimum payments	$934

Rent expense for office space for the years ended December 31, 2015 and 2014 was $786,000 and $785,000, respectively.

Asset Retirement Obligation:

A reconciliation of the liability for plugging and abandonment costs for the years ended December 31, 2015 and 2014 is as follows:

	Year Ended December 31,
(Thousands of dollars)	2015	2014
Asset retirement obligation at beginning of period	$12,501	$10,537
Liabilities incurred	28	1,627
(Gain) loss on settlement of obligations	—	(1,797)
Liabilities settled	(1,112)	(1,074)
Accretion expense	517	370
Revisions in estimated liabilities	(197)	2,838

Asset retirement obligation at end of period	$11,737	$12,501

The Company’s liability is determined using significant assumptions, including current estimates of plugging and abandonment costs, annual inflation of these costs, the productive life of wells and a risk-adjusted interest rate. Changes in any of these assumptions can result in significant revisions to the estimated asset retirement obligation. Revisions to the asset retirement obligation are recorded with an offsetting change to producing properties, resulting in prospective changes to depreciation, depletion and amortization expense and accretion of discount. Because of the subjectivity of assumptions and the relatively long life of most of the Company’s wells, the costs to ultimately retire the wells may vary significantly from previous estimates. In 2014, the Company recognized a gain on the settlement of asset retirement obligations associated with insurance recoveries related to obligations previously recognized on the plugging and abandonment of a well. During 2014 revisions in estimated liabilities for asset retirement obligations resulted from increased field costs resulting in shorter productive life of marginal wells and the enactment of new federal regulation requirements for plugging and abandonment.

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

8. Stock Options and Other Compensation

In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. At December 31, 2015 and 2014, options on 767,500 shares were outstanding and exercisable at prices ranging from $1.00 to $1.25. According to their terms, the options have no expiration date.

9. Income Taxes

The components of the provision (benefit) for income taxes for the years ended December 31, 2015 and 2014 are as follows:

	Year Ended December 31,
(Thousands of dollars)	2015	2014
Current:
Federal	$27	$345
State	(237)	262

Total current	(210)	607
Deferred:
Federal	(6,330)	13,134
State	(108)	103

Total deferred	(6,438)	13,237

Total income tax (benefit) provision	$(6,648)	$13,844

	At December 31,
(Thousands of dollars)	2015	2014
Current Assets:
Accrued liabilities	$593	$610
Allowance for doubtful accounts	188	124
Derivative contracts	3	52

Total current assets	784	786
Current Liabilities:
Derivative contracts	250	6,333

Total current liabilities	250	6,333

Net current deferred income tax liabilities (assets)	$(534)	$5,547

Non-Current Assets:
Alternative minimum tax credits	$5,319	$5,722
Net operating loss carry-forwards	575	620
Percentage depletion carry-forwards	3,751	3,959

Total non-current assets	9,645	10,301
Non-Current Liabilities:
Basis differences relating to managed partnerships	6,238	4,300
Depletion and depreciation	41,290	44,192

Total non-current liabilities	47,528	48,492

Net non-current deferred income tax liabilities	$37,884	$38,191

The total provision for income taxes for the years ended December 31, 2015 and 2014 varies from the federal statutory tax rate as a result of the following:

	Year Ended December 31,
(Thousands of dollars)	2015	2014
Expected tax expense	$(6,607)	$13,902
State income tax, net of federal benefit	(228)	254
Percentage depletion	(200)	(312)
Other, net	387	—

Total income tax provision	$(6,648)	$13,844

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

The Company has $5.319 million in alternative minimum tax (“AMT”) credits which can be used to lower the regular tax liability to the tentative AMT amount in years where the tentative AMT amount is less. These credits do not expire.

The Company is allowed a credit against the Texas Franchise Tax based on net operating losses incurred in prior periods. The credits allowed are $26 thousand in the years 2015 and 2016, and $89 thousand in the years 2017 through 2026. Any credits not utilized in a given year due to the allowable credit exceeding the tax liability may be carried forward. No credit may be carried forward past 2026. The value of the credit is shown net of the federal income tax effect.

The Company has not recorded any provision for uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The 2004, 2005, 2006, and 2009 federal income tax returns have been audited by the Internal Revenue Service, while the 2012, 2013 and 2014 returns remain open for examination. Returns for unexamined earlier years may be examined and adjustments made to the amount of percentage depletion and AMT credit carryforwards flowing from those years into an open tax year, although in general, no assessment of income tax may be made for those years on which the statute has closed. State returns for the years 2012, 2013 and 2014 remain open for examination by the relevant taxing authorities.

10. Segment Information and Major Customers

The Company operates in one industry—oil and gas exploration, development, operation and servicing. The Company’s oil and gas activities are entirely in the United States.

The Company sells its oil and gas production to a number of purchasers. Listed below are the percent of the Company’s total oil and gas sales made to each of the customers whose purchases represented more than 10% of the Company’s oil and gas sales in the year 2015.

Oil Purchasers:		Gas Purchasers:
Plains All American Inc.	43.55%	Targa Pipeline Mid-Continent	23.27%
Sunoco, Inc.	24.92%
Primexx Energy Corporation	10.90%

Although there are no long-term oil and gas purchasing agreements with these purchasers, the Company believes that they will continue to purchase its oil and gas products and, if not, could be replaced by other purchasers.

11. Financial Instruments

Fair Value Measurements:

Authoritative guidance on fair value measurements defines fair value, establishes a framework for measuring fair value and stipulates the related disclosure requirements. The Company follows a three-level hierarchy, prioritizing and defining the types of inputs used to measure fair value. The fair values of the Company’s interest rate swaps, natural gas and crude oil price collars and swaps are designated as Level 3. The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2015 and 2014:

December 31, 2015 (Thousands of dollars)	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2015
Liabilities
Interest rate derivative contracts	$—	$—	$(7)	$(7)

Total liabilities	$—	$—	$(7)	$(7)

December 31, 2014 (Thousands of dollars)	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2014
Assets
Commodity derivative contracts	$—	$—	$16,901	$16,901
Interest rate derivative contracts	—	—	26	26

Total assets	$—	$—	$16,927	$16,927

Liabilities
Interest rate derivative contracts	$—	$—	$(170)	$(170)

Total liabilities	$—	$—	$(170)	$(170)

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

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the years ended December 31, 2015 and 2014.

	Year Ended December 31,
(Thousands of dollars)	2015	2014
Net assets (liabilities) at beginning of period	$16,757	$(865)
Total realized and unrealized gains (losses):
Included in earnings (a)	3,966	17,420
Included in other comprehensive income (loss)	137	48
Purchases, sales, issuances and settlements	(20,867)	154

Net assets (liabilities) at end of period	$(7)	$16,757

(a)	Derivative instruments are reported in revenues as realized gain/loss and on a separately reported line item captioned unrealized gain/loss on derivative instruments, and interest rate swap instruments are reported as an increase or reduction to interest expense.

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

Interest rate swap derivatives continue to be treated as cash-flow hedges and are used to fix our float interest rates on existing debt. The value of these interest rate swaps at December 31, 2015 and 2014 are located in accumulated other comprehensive loss, net of tax. Settlement of the swaps, which began in January 2014, are recognized within interest expense.

The following table sets forth the effect of derivative instruments on the consolidated balance sheets at December 31, 2015 and 2014:

		Fair Value at December 31,
(Thousands of dollars)	Balance Sheet Location	2015	2014
Asset Derivatives:
Derivatives designated as cash-flow hedging instruments:
Interest rate swap contracts	Derivative contracts	$—	$12
Interest rate swap contracts	Derivative contracts long-term	—	13
Derivatives not designated as cash-flow hedging instruments:
Crude oil commodity contracts	Derivative contracts	—	14,629
Natural gas commodity contracts	Derivative contracts	—	2,273

Total		$—	$16,927

Liability Derivatives:
Derivatives designated as cash-flow hedging instruments:
Interest rate swap contracts	Derivative liability short-term	$(7)	$(170)

Total		$(7)	$(170)

Total derivative instruments		$(7)	$16,757

The following table sets forth the effect of derivative instruments on the consolidated statements of operations for the years ended December 31, 2015 and 2014:

	Location of gain/loss recognized	Amount of gain/loss recognized in income
(Thousands of dollars)	in income	2015	2014
Derivative designated as cash-flow hedge instruments:
Interest rate swap contracts	Interest expense	$(284)	$(289)
Derivatives not designated as cash-flow hedge instruments:
Natural gas commodity contracts	Unrealized (loss) gain on derivative instruments, net	(2,273)	2,542
Crude oil commodity contracts	Unrealized (loss) gain on derivative instruments, net	(14,628)	15,032
Natural gas commodity contracts (a)	Realized gain (loss) on derivative instruments, net	3,017	(529)
Crude oil commodity contracts (a)	Realized gain on derivative instruments, net	18,134	664

		$3,966	$17,420

(a)	In January 2014, the Company unwound and monetized natural gas swaps with original settlement dates from January 2015 through December 2015 for net proceeds of $276,000. In September 2014, the Company unwound and monetized crude oil swaps with original settlement dates from January 2016 through December 2016 for net proceeds of $703,000. The $979,000 gains associated with these early settlement transactions are included in realized gain on derivative instruments for the year ended December 31, 2014.

12. Related Party Transactions

The Company, as managing general partner or managing trustee, makes an annual offer to repurchase the interests of the partners and trust unit holders in certain of the Partnerships or Trusts. The Company purchased such interests in an amount totaling $409,000 during 2015 and $274,000 during 2014.

Treasury stock purchases in any reported period may include shares from a related party. There were no related party treasury stock purchases during the years ended December 31, 2015 and 2014.

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

13. Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents include $3.51 million and $3.88 million at December 31, 2015 and 2014, respectively, of cash primarily pertaining to oil and gas revenue payments. There were corresponding accounts payable recorded at December 31, 2015 and 2014 for these liabilities. Both the restricted cash and the accounts payable are classified as current on the accompanying consolidated balance sheets.

14. Salary Deferral Plan

The Company maintains a salary deferral plan (the “Plan”) in accordance with Internal Revenue Code Section 401(k), as amended. The Plan provides for matching contributions, of which $577,000 and $591,000 were made in 2015 and 2014, respectively.

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

	Year Ended December 31,
	2015			2014
	Net Loss (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount
Basic	$(12,784)	2,312,810	$(5.53)	$27,046	2,361,134	$11.45

Effect of dilutive securities:
Options	—	—	—	—	753,897

Diluted (a)	$(12,784)	2,312,810	$(5.53)	$27,046	3,115,031	$8.68

(a)	The effect of the 767,500 outstanding stock options is antidilutive for the twelve months ended December 31, 2015 due to a net loss reported for the period.

16. Shareholder’s Equity

The Company has in place a stock repurchase program whereby it may purchase outstanding shares of its common stock from time-to-time, in open market transactions or negotiated sales. The Company uses the cost method to account for its treasury share purchases.

PRIMEENERGY CORPORATION AND SUBSIDIARIES

SUPPLEMENTARY INFORMATION

CAPITALIZED COSTS RELATING TO

OIL AND GAS PRODUCING ACTIVITIES

Years Ended December 31, 2015 and 2014

(Unaudited)

	As of December 31,
(Thousands of dollars)	2015	2014
Proved Developed oil and gas properties	$395,129	$395,314
Proved Undeveloped oil and gas properties	—	1,274

Total Capitalized Costs	395,129	396,588
Accumulated depreciation, depletion and valuation allowance	204,213	188,988

Net Capitalized Costs	$190,916	$207,600

COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION,

EXPLORATION AND DEVELOPMENT ACTIVITIES

Years Ended December 31, 2015 and 2014

(Unaudited)

	Year Ended December 31,
(Thousands of dollars)	2015	2014
Acquisition of Properties, Developed	—	$59
Development Costs	$14,550	36,406

STANDARDIZED MEASURE OF DISCOUNTED FUTURE

NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

Years Ended December 31, 2015 and 2014

(Unaudited)

	As of December 31,
(Thousands of dollars)	2015	2014
Future cash inflows	$293,745	$2,252,248
Future production costs	(191,227)	(738,531)
Future development costs	(30,586)	(354,139)
Future income tax expenses	(4,815)	(360,702)

Future Net Cash Flows	67,117	798,876
10% annual discount for estimated timing of cash flows	(8,315)	(455,588)

Standardized Measure of Discounted Future Net Cash Flows	$58,802	$343,288

See accompanying Notes to Supplementary Information

STANDARDIZED MEASURE OF DISCOUNTED FUTURE

NET CASH FLOWS AND CHANGES THEREIN

RELATING TO PROVED OIL AND GAS RESERVES

Years Ended December 31, 2015 and 2014

(Unaudited)

The following are the principal sources of change in the standardized measure of discounted future net cash flows during 2015 and 2014:

	Year Ended December 31,
(Thousands of dollars)	2015	2014
Sales of oil and gas produced, net of production costs	$(10,426)	$(47,074)
Net changes in prices and production costs	(511,116)	(18,510)
Extensions, discoveries and improved recovery	24,967	198,235
Revisions of previous quantity estimates	(180,048)	67,245
Net change in development costs	235,285	(69,923)
Reserves sold	(1,160)	(69)
Reserves purchased	737	—
Accretion of discount	34,329	23,823
Net change in income taxes	146,339	(56,744)
Changes in production rates (timing) and other	(23,393)	8,077

Net change	(284,486)	105,060
Standardized measure of discounted future net cash flow:
Beginning of year	343,288	238,228

End of year	$58,802	$343,288

See accompanying Notes to Supplementary Information

PRIMEENERGY CORPORATION AND SUBSIDIARIES

SUPPLEMENTARY INFORMATION

RESERVE QUANTITY INFORMATION

Years Ended December 31, 2015 and 2014

(Unaudited)

	As of December 31,
	2015			2014
	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf)	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf)
Proved Developed Reserves:
Beginning of year	6,239	2,160	32,267	6,687	2,223	31,628
Extensions, discoveries and improved recovery	47	85	2,067	186	222	424
Revisions of previous estimates	(1,650)	(560)	(8,368)	(278)	(207)	3,662
Converted from undeveloped reserves	677	163	944	407	93	735
Reserves sold	(53)	—	(26)	(4)	—	—
Reserves purchased	39	12	372	—	—	—
Production	(720)	(187)	(3,981)	(759)	(171)	(4,182)

End of year	4,579	1,673	23,275	6,239	2,160	32,267

Proved Undeveloped Reserves:
Beginning of year	14,709	4,322	26,331	9,066	3,707	19,772
Extensions, discoveries and improved recovery	420	101	701	5,914	1,629	6,672
Revisions of previous estimates	(14,400)	(4,248)	(26,033)	136	(921)	622
Converted to developed reserves	(677)	(163)	(944)	(407)	(93)	(735)
Reserves sold	—	—	—	—	—	—
Reserves purchased	—	—	—	—	—	—

End of year	52	12	55	14,709	4,322	26,331

Total Proved Reserves at the End of the Year	4,631	1,685	23,330	20,948	6,482	58,598

RESULTS OF OPERATIONS FROM OIL AND GAS PRODUCING ACTIVITIES

Years Ended December 31, 2015 and 2014

(Unaudited)

	Year Ended December 31,
(Thousands of dollars)	2015	2014
Revenue:
Oil and gas sales	$45,632	$91,045
Costs and Expenses:
Lease operating expenses	35,206	43,972
Depreciation, depletion and accretion	28,531	22,906
Income tax (benefit) expense	(6,156)	9,216

Total Costs and Expenses	57,581	76,094

Results of Operations From Producing Activities (excluding corporate overhead and interest costs)	$(11,949)	$14,951

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

5. Changes in Reserves

The 2015 and 2014 extensions and discoveries reflect the successful drilling activity in the Company’s West Texas and Mid-Continent areas. The Company is employing technologies to establish proved reserves that have been demonstrated to provide consistent results capable of repetition. The technologies and economic data being used in the estimation of its proved reserves include, but are not limited to, electrical logs, radioactivity logs, geologic maps, production data and well test data. The estimated reserves of wells with sufficient production history are estimated using appropriate decline curves. Estimated reserves of producing wells with limited production history and for undeveloped locations are estimated using performance data from analogous wells in the area. These wells are considered analogous based on production performance from the same formation and with similar completion techniques. Future development plans are reflective of the significant decrease in commodity prices and have been established based on an expectation of available cash flows from operations and availability under our revolving credit facility. As of December 31, 2015, we removed all but one PUD location from our year end reserve report due to the uncertainty of available capital for drilling expenditure. The PUD location included in the report was drilled in the first quarter of 2016.