Form 10-Q
period 2016-03-31
PRIMEENERGY CORP
filed 2016-05-16
CIK 56868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

The number of shares outstanding of each class of the Registrant’s Common Stock as of May 11, 2016 was: Common Stock, $0.10 par value 2,293,964 shares.

PrimeEnergy Corporation

Index to Form 10-Q

March 31, 2016

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PRIMEENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS – Unaudited

(Thousands of dollars, except per share amounts)

	March 31, 2016	December 31, 2015

ASSETS
Current Assets
Cash and cash equivalents	$13,489	$9,750
Restricted cash and cash equivalents	3,513	3,513
Accounts receivable, net	9,610	9,543
Other current assets	608	815

Total Current Assets	27,220	23,621
Property and Equipment, at cost
Oil and gas properties (successful efforts method), net	194,877	190,916
Field and office equipment, net	10,538	11,095

Total Property and Equipment, Net	205,415	202,011
Other Assets	124	629

Total Assets	$232,759	$226,261

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$9,541	$12,355
Accrued liabilities	10,390	6,122
Current portion of long-term debt	3,088	3,059
Current portion of asset retirement and other long-term obligations	2,128	1,435
Derivative liability short-term	—	7
Due to related parties	171	—

Total Current Liabilities	25,318	22,978
Long-Term Bank Debt	98,798	92,581
Asset Retirement Obligations	10,409	10,452
Deferred Income Taxes	37,059	37,349

Total Liabilities	171,584	163,360
Commitments and Contingencies
Equity
Common stock, $.10 par value; Authorized: 4,000,000 shares, issued: 3,836,397 shares	383	383
Paid-in capital	7,965	7,854
Retained earnings	91,018	92,878
Accumulated other comprehensive loss, net	—	(5)
Treasury stock, at cost; 1,541,844 shares and 1,522,253 shares	(45,865)	(45,380)

Total Stockholders’ Equity – PrimeEnergy	53,501	55,730
Non-controlling interest	7,674	7,171

Total Equity	61,175	62,901

Total Liabilities and Equity	$232,759	$226,261

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – Unaudited

Three Months Ended March 31, 2016 and 2015

(Thousands of dollars, except per share amounts)

	2016	2015
Revenues
Oil and gas sales	$7,130	$12,298
Realized gain on derivative instruments, net	—	5,143
Field service income	4,224	5,541
Administrative overhead fees	1,757	2,233
Unrealized loss on derivative instruments, net	—	(2,466)
Other income	51	46

Total Revenues	13,162	22,795
Costs and Expenses
Lease operating expense	8,012	9,240
Field service expense	3,560	4,489
Depreciation, depletion, amortization and accretion on discounted liabilities	5,275	5,452
General and administrative expense	2,431	3,367

Total Costs and Expenses	19,278	22,548
Gain on Sale and Exchange of Assets	4,916	489

(Loss) Income from Operations	(1,200)	736
Interest Expense	868	939

(Loss) Before Provision for Income Taxes	(2,068)	(203)
(Benefit) provision for Income Taxes	(890)	15

Net (Loss)	(1,178)	(218)
Less: Net Income (Loss) Attributable to Non-Controlling Interests	682	(231)

Net (Loss) Income Attributable to PrimeEnergy	$(1,860)	$13

Basic (Loss) Income Per Common Share	$(0.81)	$0.01

Diluted (Loss) Income Per Common Share	$(0.81)	$0.00

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – Unaudited

Three Months Ended March 31, 2016 and 2015

(Thousands of dollars)

	2016	2015
Net Income (Loss)	$(1,178)	$(218)
Other Comprehensive Loss, net of taxes:
Changes in fair value of hedge positions, net of taxes of $(2) and $4, respectively	5	(8)

Total other comprehensive loss	5	(8)

Comprehensive Income (Loss)	(1,173)	(226)
Less: Comprehensive Income (Loss) Attributable to Non-Controlling Interest	682	(231)

Comprehensive Income Attributable to PrimeEnergy	$(1,855)	$5

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY – Unaudited

Three Months Ended March 31, 2016

(Thousands of dollars)

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity – PrimeEnergy	Non-Controlling Interest	Total Equity
	Shares	Amount
Balance at December 31, 2015	3,836,397	$383	$7,854	$92,878	$(5)	$(45,380)	$55,730	$7,171	$62,901
Repurchase 10,131 shares of common stock	—	—	—	—	—	(485)	(485)	—	(485)
Net (loss) income	—	—	—	(1,860)	—	—	(1,860)	682	(1,178)
Other comprehensive loss, net of taxes	—	—	—	—	5	—	5	—	5
Repurchase of non-controlling interests	—	—	111	—	—	—	111	(179)	(68)

Balance at March 31, 2016	3,836,397	$383	$7,965	$91,018	—	$(45,865)	$53,501	$7,674	$61,175

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

Three Months Ended March 31, 2016 and 2015

(Thousands of dollars)

	2016	2015
Cash Flows from Operating Activities:
Net (loss)	$(1,178)	$(218)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion on discounted liabilities	5,275	5,452
Gain on sale of properties	(4,916)	(489)
Unrealized loss on derivative instruments, net	—	2,466
Provision (benefit) for deferred income taxes	(290)	(63)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(67)	700
Decrease in due from related parties	171	255
Decrease in other assets	712	302
(Decrease) in accounts payable	(2,814)	(1,162)
Increase (decrease) in accrued liabilities	4,268	(5,914)

Net Cash Provided by Operating Activities	1,161	1,329

Cash Flows from Investing Activities:
Capital expenditures, including exploration expense	(7,920)	(4,533)
Proceeds from sale of properties and equipment	4,916	525

Net Cash Used in Investing Activities	(3,004)	(4,008)

Cash Flows from Financing Activities:
Purchase of stock for treasury	(485)	(1,280)
Purchase of non-controlling interests	(179)	(1)
Proceeds from long-term bank debt and other long-term obligations	9,000	11,200
Repayment of long-term bank debt and other long-term obligations	(2,754)	(10,755)
Distribution to non-controlling interests	—	(16)

Net Cash Provided by (Used) in Financing Activities	5,582	(852)

Net Increase (Decrease) in Cash and Cash Equivalents	3,739	(3,531)
Cash and Cash Equivalents at the Beginning of the Period	9,750	9,209

Cash and Cash Equivalents at the End of the Period	$13,489	$5,678

Supplemental Disclosures:
Income taxes paid	$91	$498
Interest paid	$806	$1,237

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

(1) Basis of Presentation:

The accompanying condensed consolidated financial statements of PrimeEnergy Corporation (“PEC” or the “Company”) have not been audited by independent public accountants. Pursuant to applicable Securities and Exchange Commission (“SEC”) rules and regulations, the accompanying interim financial statements do not include all disclosures presented in annual financial statements and the reader should refer to the Company’s Form 10-K for the year ended December 31, 2015. In the opinion of management, the accompanying interim condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015, the condensed consolidated results of operations, cash flows and equity for the three months ended March 31, 2016 and 2015. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation. The results for interim periods are not necessarily indicative of annual results. For purposes of disclosure in the condensed consolidated financial statements, subsequent events have been evaluated through the date the statements were issued.

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

The FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This ASU provides additional guidance to reporting entities in evaluating whether certain legal entities such, as limited partnerships, limited liability corporations and securitization structures, should be consolidated. The ASU is considered to be an improvement on current accounting requirements as it reduces the number of existing consolidation models. This ASU was adopted by the Company beginning January 1, 2016 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

The FASB issued ASU 2015-03, Interest – Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs and ASU 2015-15, Interest – Imputation of Interest (Topic 835): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. These ASU’s require debt issuance costs related to a recognized debt liability, except for those related to revolving credit facilities, to be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability rather than an asset. These ASU’s was adopted by the Company beginning January 1, 2016 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

The FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. This ASU requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. This ASU is effective for annual and interim periods beginning in 2017 and can be applied prospectively or retrospectively, with early adoption permitted. This ASU was early-adopted by the Company effective January 1, 2016 and did not have a material impact on the Company’s financial statements and related disclosures.

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

(2) Acquisitions and Dispositions:

Historically the Company has repurchased the interests of the partners and trust unit holders in the eighteen oil and gas limited partnerships (the “Partnerships”) and the two asset and business income trusts (the “Trusts”) managed by the Company as general partner and as managing trustee, respectively. The Company purchased such interests in amounts totaling $68,000 and $1,000 for the three months ended March 31, 2016 and 2015, respectively.

(3) Restricted Cash and Cash Equivalents:

Restricted cash and cash equivalents include $3.51 million at March 31, 2016 and December 31, 2015 of cash primarily pertaining to oil and gas revenue payments. There were corresponding accounts payable recorded at March 31, 2016 and December 31, 2015 for these liabilities. Both the restricted cash and the accounts payable are classified as current on the accompanying condensed consolidated balance sheets.

(4) Additional Balance Sheet Information:

Certain balance sheet amounts are comprised of the following:

(Thousands of dollars)	March 31, 2016	December 31, 2015
Accounts Receivable:
Joint interest billing	$2,741	$2,667
Trade receivables	1,249	1,452
Oil and gas sales	3,682	3,576
Other	2,473	2,377

	10,145	10,072
Less: Allowance for doubtful accounts	(535)	(529)

Total	$9,610	$9,543

Accounts Payable:
Trade	$1,658	$3,289
Royalty and other owners	5,087	5,973
Partner advances	1,389	1,083
Prepaid drilling deposits	161	390
Other	1,246	1,620

Total	$9,541	$12,355

Accrued Liabilities:
Compensation and related expenses	$2,549	$2,294
Property costs	7,230	3,302
Other	611	526

Total	$10,390	$6,122

(5) Property and Equipment:

Property and equipment at March 31, 2016 and December 31, 2015 consisted of the following:

(Thousands of dollars)	March 31, 2016	December 31, 2015
Proved oil and gas properties, at cost	$403,525	$395,129
Less: Accumulated depletion and depreciation	(208,648)	(204,213)

Oil and Gas Properties, Net	$194,877	$190,916

Field and office equipment	$27,491	$27,919
Less: Accumulated depreciation	(16,953)	(16,824)

Field and Office Equipment, Net	$10,538	$11,095

Total Property and Equipment, Net	$205,415	$202,011

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

At March 31, 2016, the credit facility borrowing base was $95.0 million with no required monthly reduction amount. The borrowings made within the credit facility may be placed in a base rate loan or LIBO rate loan. The Company’s borrowing rates in the credit facility provide for base rate loans at the prime rate (3.50% at March 31, 2016) plus applicable margin utilization rates that range from 1.75% to 2.50%, and LIBO rate loans at LIBO published rates plus applicable utilization rates (2.75% to 3.00% at March 31, 2016). At March 31, 2016, the Company had in place one base rate loan and one LIBO rate loan with effective rates of 5.50% and 3.44%, respectively.

At March 31, 2016, the Company had $93.0 million of borrowings outstanding under its revolving credit facility at a weighted-average interest rate of 3.67% and $2 million available for future borrowings. The combined weighted average interest rate paid on outstanding bank borrowings subject to base rate and LIBO interest was 3.61% for the three months ended March 31, 2016 as compared to 3.41% for the three months ended March 31, 2015.

The Company entered into interest rate hedge agreements to help manage interest rate exposure. These contracts include interest rate swaps. Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. In July 2012, the Company entered into interest swap agreements for a period of two years, which commenced in January 2014, related to $75 million of the Company’s bank debt resulting in a LIBO fixed rate of 0.563% and terminated in January 2016. The Company recorded interest expense and paid $7,070 and $74,000 related to the settlement of interest rate swaps for the three months ended March 31, 2016 and 2015, respectively.

Equipment Loans:

On July 31, 2013, the Company entered into a $10.0 million Loan and Security Agreement with JP Morgan Chase Bank (“Equipment Loan”). The Equipment Loan is secured by a portion of the Company’s field service equipment, carries an interest rate of 3.95% per annum, requires monthly payments (principal and interest) of $184,000, and has a final maturity date of July 31, 2018. As of March 31, 2016, the Company had a total of $5.08 million outstanding on this Equipment Loan.

On July 29, 2014, the Company entered into additional equipment financing facilities (“Additional Equipment Loans”) totaling $6.0 million with JP Morgan Chase Bank. In August 2014, the Company drew down $4.8 million of this facility that is secured by field service equipment, carries an interest rate of 3.40% per annum, requires monthly payments (principal and interest) of $87,800, and has a final maturity date of July 31, 2019. The remaining $1.2 million under the Additional Equipment Loans was available for interim draws to finance the acquisition of any future field service equipment. In December 2014, the Company made an interim draw of an additional $0.5 million on this facility that is secured by recently purchased field service equipment. Interim draws on this facility carried a floating interest rate, payable monthly at the LIBO published rate plus 2.50% and on June 26, 2015 converted into a fixed term loan, with a rate of 3.50% and requiring monthly payments (principal and interest) of $8,700 with a final maturity date of June 26, 2020. As of March 31, 2016, the Company had a total of $3.81 million outstanding on the Additional Equipment Loans.

(7) Other Long-Term Obligations and Commitments:

Operating Leases:

The Company has several non-cancelable operating leases, primarily for rental of office space, that have a term of more than one year. The future minimum lease payments for the rest of fiscal 2016 and thereafter for the operating leases are as follows:

(Thousands of dollars)	Operating Leases
2016	$597
2017	125
2018	16

Total minimum payments	$738

Rent expense for office space for the three months ended March 31, 2016 and 2015 was $207,000 and $263,000, respectively.

Asset Retirement Obligation:

A reconciliation of the liability for plugging and abandonment costs for the three months ended March 31, 2016 is as follows:

(Thousands of dollars)
Asset retirement obligation – December 31, 2015	$11,737
Liabilities incurred	32
Liabilities settled	(77)
Accretion expense	124

Asset retirement obligation – March 31, 2016	$11,816

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

(9) Stock Options and Other Compensation:

In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. At March 31, 2016 and 2015, remaining options held by two key executive officers on 767,500 shares were outstanding and exercisable at prices ranging from $1.00 to $1.25. According to their terms, the options have no expiration date.

(10) Related Party Transactions:

The Company, as managing general partner or managing trustee, makes an annual offer to repurchase the interests of the partners and trust unit holders in certain of the Partnerships or Trusts. The Company purchased such interests in amounts totaling $68,000 and $1,000 for the three months ended March 31, 2016 and 2015, respectively.

Treasury stock purchases in any reported period may include shares from a related party, which may include members of the Company’s Board of Directors. The Company purchased 10,000 shares during the first quarter from a related party.

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

(11) Financial Instruments

Fair Value Measurements:

Authoritative guidance on fair value measurements defines fair value, establishes a framework for measuring fair value and stipulates the related disclosure requirements. The Company follows a three-level hierarchy, prioritizing and defining the types of inputs used to measure fair value. The fair values of the Company’s interest rate swaps, natural gas and crude oil price collars and swaps are designated as Level 3. The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015:

March 31,2016 (Thousands of dollars)	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2016
Liabilities
Interest rate derivative contracts	$—	$—	$—	$—

Total liabilities	$—	$—	$—	$—

December 31, 2015 (Thousands of dollars)	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2015
Liabilities
Interest rate derivative contracts	$—	$—	$(7)	$(7)

Total liabilities	$—	$—	$(7)	$(7)

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

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the three months ended March 31, 2016.

(Thousands of dollars)
Net Liabilities – December 31, 2015	$(7)
Total realized and unrealized (gains) losses:
Included in earnings (a)	7
Included in other comprehensive loss	—
Purchases, sales, issuances and settlements	—

Net assets(liabilities) – March 31, 2016	$—

(a)	Derivative instruments are reported in revenues as realized gain/loss and on a separately reported line item captioned unrealized gain/loss on derivative instruments, and interest rate swap instruments are reported as an increase or reduction to interest expense.

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

Interest rate swap derivatives continue to be treated as cash-flow hedges and are used to fix our float interest rates on existing debt. The value of these interest rate swaps at March 31, 2016 and December 31, 2015 are located, if applicable, in accumulated other comprehensive loss, net of tax. Settlement of the swaps, which began in January 2014 and concluded in January 2016, are recognized within interest expense.

The following table sets forth the effect of derivative instruments on the consolidated balance sheets at March 31, 2016 and December 31, 2015:

		Fair Value at December 31,
(Thousands of dollars)	Balance Sheet Location	March 31, 2016	December 31, 2015

Liability Derivatives:
Derivatives designated as cash-flow hedging instruments:
Interest rate swap contracts	Derivative liability short-term	$—	$(7)

Total		$—	$(7)

Total derivative instruments		$—	$(7)

The following table sets forth the effect of derivative instruments on the consolidated statements of operations for the three month period ended March 31, 2016 and 2015:

	Location of gain/loss recognized in income	Amount of gain/loss recognized in income
(Thousands of dollars)		2016	2015
Derivative designated as cash-flow hedge instruments:
Interest rate swap contracts	Interest expense	$(7)	$(74)
Derivatives not designated as cash-flow hedge instruments:
Natural gas commodity contracts	Unrealized (loss) gain on derivative instruments, net	—	(193)
Crude oil commodity contracts	Unrealized (loss) gain on derivative instruments, net	—	(2,273)
Natural gas commodity contracts	Realized gain (loss) on derivative instruments, net	—	592
Crude oil commodity contracts	Realized gain on derivative instruments, net	—	4,551

		$(7)	$2,603

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

	Three Months Ended March 31,
	2016			2015
	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount
Basic	$(1,860)	2,295,177	$(0.81)	$13	2,318,348	$0.01
Effect of dilutive securities:
Options	—	749,585		—	753,636

Diluted (a)	$(1,860)	3,044,762	$(0.81)	$13	3,071,984	$0.00

(a)	The effect of the 767,500 outstanding stock options is antidilutive for the three months ended March 31, 2016 due to a net loss reported for the period.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We are the operator of substantially all of our undeveloped acreage and the majority of it is currently held by production. We maintain an acreage position of over 26,000 gross (16,500 net) acres in the Permian Basin in West Texas, primarily in Reagan, Upton, Martin and Midland counties. We believe this acreage has significant resource potential in the Spraberry and Wolfcamp intervals for drilling opportunities. Our Oklahoma horizontal development is primarily in Grant and Canadian counties where we have approximately 6,450 net acres which we believe have significant resource potential based on our drilling results and those of offset operators.

We believe our balanced portfolio of assets positions us well for both the current commodity price environment and future potential upside as we develop our attractive resource opportunities. Our primary sources of liquidity are cash generated from our operations, through our producing oil & gas properties, field services business and sales of non-core acreage.

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

Our cash flows depend on many factors, including the price of oil and gas, the success of our acquisition and drilling activities and the operational performance of our producing properties. We may use derivative instruments to manage our commodity price risk. This practice may prevent us from receiving the full advantage of any increases in oil and gas prices above the maximum fixed amount specified in the derivative agreements and subjects us to the credit risk of the counterparties to such agreements.

RECENT ACTIVITIES

We began our West Texas, Upton County horizontal drilling program during 2015 and through the first quarter of 2016 we have drilled 4 wells in this phase. Discussions with our joint venture partner in that program, Apache Corporation, indicate that including additional phases of development in the program will result in approximately 60 horizontal wells being drilled at a cost of approximately $470 million. We own various interests, ranging from 16% up to 50% interest in the lands to be developed in the program, and expect our share of these capital expenditures to be approximately $120 million. The actual number of wells to be drilled and the timing of the drilling may vary based on commodity market conditions. Currently the Company and Apache have agreed until oil and gas prices recover to limit drilling to those wells required to maintain our acreage position. Apache drilling plans indicated two of these wells will be drilled later this year at a cost of $12 million, of which our share is $3.6 million.

During 2016 we commenced our Martin County, Texas horizontal drilling program, two wells have been drilled and cased, at a cost of $8.3 million of which our share is $8.1 million, and they are currently awaiting completion. During 2016 we have farmed out certain non-core acreage in exchange for cash and a royalty or working interest in both West Texas and Oklahoma. Proceeds under these agreements are $4.9 million.

RESULTS OF OPERATIONS

2016 and 2015 Compared

We reported a net loss for 2016 of $1.86 million, or $ (0.81) per share, compared to net income for 2015 of $13 thousand, or $0.01 per share. The decrease in commodity prices reduced oil and gas sales compared to 2015 and all derivative instruments expired during 2015 therefore we incurred no gains or losses related to derivative instruments during 2016. The significant components of income and expense are discussed below.

Oil and gas sales decreased $5.2 million, or 42% from $12.3 million for the three months ended March 31, 2015 to $7.1 million for the three months ended March 31, 2016. Crude oil and natural gas sales vary due to changes in volumes of production sold and realized commodity prices. Our realized prices at the well head decreased an average of $15.89 per barrel, or 35% on crude oil during the three months ended March 31, 2016 from the same period in 2015 and our average well head price for natural gas decreased $0.83 per mcf, or 27% during the three months ended March 31, 2016 from the same period in 2015.

Our crude oil production decreased by 32,000 barrels, or 16% from 194,000 barrels for the first quarter 2015 to 162,000 barrels for the first quarter 2016. Our natural gas production decreased by 80,000 mcf, or 7% from 1,185,000 mcf for the first quarter 2015 to 1,105,000 mcf for the first quarter 2016. The net decrease in crude oil and natural gas production volumes reflect the natural decline of properties drilled in early 2015 combined with the natural decline of the previously existing properties, slightly offset by production from new wells added in late March 2016.

The following table summarizes the primary components of production volumes and average sales prices realized for the three months ended March 31, 2016 and 2015 (excluding realized gains and losses from derivatives).

	Three Months Ended March 31,
	2016	2015	Increase / (Decrease)
Barrels of Oil Produced	162,000	194,000	(32,000)
Average Price Received	$28.91	$44.80	$(15.89)

Oil Revenue (In 000’s)	$4,684	$8,700	$(4,016)

Mcf of Gas Produced	1,105,000	1,185,000	(80,000)
Average Price Received	$2.21	$3.04	$(.83)

Gas Revenue (In 000’s)	$2,446	$3,598	$(1,152)

Total Oil & Gas Revenue (In 000’s)	$7,130	$12,298	$(5,168)

Realized net gains on derivative instruments include net gains of $0.59 million and $4.55 million on the settlements of natural gas and crude oil derivatives, respectively for the first quarter 2015. No such gains were recognized in 2016.

We do not apply hedge accounting to any of our commodity based derivatives, thus changes in the fair market value of commodity contracts held at the end of a reported period, referred to as mark-to-market adjustments, are recognized as unrealized gains and losses in the accompanying condensed consolidated statements of operations. As oil and natural gas prices remain volatile, mark-to-market accounting treatment creates volatility in our revenues. During the three months ended March 31, 2015, we recognized net unrealized losses of $0.19 million associated with natural gas fixed swap contracts and $2.27 million in net unrealized losses associated with crude oil fixed swaps due to a decrease in natural gas and crude oil futures market prices between December 31, 2014 and March 31, 2015. No such losses were recognized in 2016.

Field service income decreased $1.32 million, or 24% from $5.54 million for the first quarter 2015 to $4.22 million for the first quarter 2016. This decrease is a combined result of reduced utilization and the market requiring us to charge lower rates to customers during the 2016 period. Workover rig services represent the bulk of our field service operations, and while we were able to keep our rigs utilized during 2016, working rates have all decreased between the periods in our most active districts.

Lease operating expense decreased $1.23 million, or 13% from $9.24 million for the first quarter 2015 to $8.01 million for the first quarter 2016. This decrease is primarily due to general rate reductions on vendor services combined with reduced production taxes related to reduced oil and natural gas prices during the first three months of 2016 as compared to the same period of 2015.

Field service expense decreased $0.93 million, or 21% from $4.49 million for the first quarter 2015 to $3.56 million for the first quarter 2016. Field service expenses primarily consist of salaries and vehicle operating expenses which have decreased during the three months ended March 31, 2016 over the same period of 2015 as a direct result of decreased services and utilization of the equipment.

Depreciation, depletion, amortization and accretion on discounted liabilities decreased $0.19 million, or 3% from $5.45 million for the first quarter 2015 to $5.26 million for the first quarter 2016 reflecting the decreased production during the first three months of 2016 as compared to the same period of 2015.

General and administrative expense decreased $0.94 million, or 28% from $3.37 million for the three months ended March 31, 2015 to $2.43 million for the three months ended March 31, 2016. This decrease in 2016 reflects the cost cutting measures including reductions in workforce put in place throughout 2015.

Gain on sale and exchange of assets of $0.49 million and $4.92 million for the three months ended March 31, 2015 and March 31, 2016, respectively consists of sales of non-essential oil and gas interests and field service equipment.

Interest expense decreased $0.07 million, or 7% from $0.94 million for the first quarter 2015 to $0.87 million for the first quarter 2016. This decrease relates to the expiration of interest rate swaps in 2016.

A tax benefit of $890 thousand, or an effective rate of 32% was recorded for the quarter ended March 31, 2016, versus a provision of $15 thousand for the quarter ended March 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from our operations, through our producing oil & gas properties, field services business and sales of non-core acreage.

Net cash provided by our operating activities for the three months ended March 31, 2016 was $1.16 million compared to $1.33 million for the three months ended March 31, 2015. Excluding the effects of significant unforeseen expenses or other income, our cash flow from operations fluctuates primarily because of variations in oil and gas production and prices or changes in working capital accounts. Our oil and gas production will vary based on actual well performance but may be curtailed due to factors beyond our control.

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

We currently maintain a credit facility totaling $250 million, with a borrowing base of $95 million. The bank reviews the borrowing base semi-annually and, at their discretion, may decrease or propose an increase to the borrowing base relative to a redetermined estimate of proved oil and gas reserves. Our oil and gas properties are pledged as collateral for the line of credit and we are subject to certain financial and operational covenants defined in the agreement. We are currently in compliance with these covenants and expect to be in compliance over the next twelve months. If we do not comply with these covenants on a continuing basis, the lenders have the right to refuse to advance additional funds under the facility and/or declare all principal and interest immediately due and payable. Our borrowing base may decrease as a result of lower natural gas or oil prices, operating difficulties, declines in reserves, lending requirements or regulations, the issuance of new indebtedness or for other reasons set forth in our revolving credit agreement. In the event of a decrease in our borrowing base due to declines in commodity prices or otherwise, our ability to borrow under our revolving credit facility may be limited and we could be required to repay any indebtedness in excess of the redetermined borrowing base.

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

We began our West Texas, Upton County horizontal drilling program during 2015 and through the first quarter of 2016 we have drilled 4 wells in this phase. Discussions with our joint venture partner in that program, Apache Corporation, indicate that including additional phases of development in the program will result in approximately 60 horizontal wells being drilled at a cost of approximately $470 million. We own various interests, ranging from 16% up to 50% interest in the lands to be developed in the program, and expect our share of these capital expenditures to be approximately $120 million. The actual number of wells to be drilled and the timing of the drilling may vary based on commodity market conditions. Currently the Company and Apache have agreed until oil and gas prices recover to limit drilling to those wells required to maintain our acreage position. Apache drilling plans indicated two of these wells will be drilled later this year at a cost of $12 million, of which our share is $3.6 million.

During 2016 we commenced our Martin County, Texas horizontal drilling program, two wells have been drilled and cased, at a cost of $8.3 million of which our share is $8.1 million, and they are currently awaiting completion. During 2016 we have farmed out certain non-core acreage in exchange for cash and a royalty or working interest in both West Texas and Oklahoma. Proceeds under these agreements are $4.9 million.

We have in place both a stock repurchase program and a limited partnership interest repurchase program under which we expect to continue spending during 2016. For the three month period ended March 31, 2016, we have spent $553 thousand under these programs.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the first three months of 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	RISK FACTORS

The Company is a smaller reporting company and no response is required pursuant to this Item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities by the Company during the period covered by this report.

During the three months ended March 31, 2016, the Company purchased the following shares of common stock as treasury shares.

2016 Month	Number of Shares	Average Price Paid per share	Maximum Number of Shares that May Yet Be Purchased Under The Program at Month - End (1)
January	10,070	$47.96	248,158
February	—	$—	248,158
March	61	$34.76	248,097

Total/Average	10,131	$47.88

(1)	In December 1993, we announced that the Board of Directors authorized a stock repurchase program whereby we may purchase outstanding shares of the common stock from time-to-time, in open market transactions or negotiated sales. On October 31, 2012, the Board of Directors of the Company approved an additional 500,000 shares of the Company’s stock to be included in the stock repurchase program. A total of 3,500,000 shares have been authorized to date under this program. Through March 31, 2016, a total of 3,251,903 shares have been repurchased under this program for $54,521,686 at an average price of $16.77 per share. Additional purchases of shares may occur as market conditions warrant. We expect future purchases will be funded with internally generated cash flow or from working capital.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	RESERVED

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit No.

3.1	Restated Certificate of Incorporation of PrimeEnergy Corporation (effective July 1, 2009) (Incorporated by reference to Exhibit 3.1 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2009).

3.2	Bylaws of PrimeEnergy Corporation as amended and restated as of May 20, 2015 (filed as Exhibit 3.2 of PrimeEnergy Corporation Form 8-K on May 21, 2015 and incorporated herein by reference).

10.18	Composite copy of Non-Statutory Option Agreements (Incorporated by reference to Exhibit 10.18 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2004).

10.22.5.9	Second Amended and Restated Credit Agreement dated July 30, 2010, by and among PrimeEnergy Corporation, the Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, and EOWS Midland Company), Compass Bank (successor in interest to Guaranty Bank, FSB) As Administrative Agent and Letter of Credit Issuer, BBVA Compass, As Sole Lead Arranger and Sole Bookrunner and The Lenders Signatory Hereto (BNP Paribas, JPMorgan Chase Bank, N.A. and Amegy Bank National Association) (Incorporated by reference to Exhibit 10.22.5.9 of PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2010).

10.22.5.9.1	First Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, BNP Paribas, JPMorgan Chase Bank, N.A., Amegy Bank National Association) effective September 30, 2010 (Incorporated by reference to Exhibit 10.22.5.9.1 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2010).

10.22.5.9.2	Second Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, BNP Paribas, JPMorgan Chase Bank, N.A., Amegy Bank National Association) effective June 22, 2011 (Incorporated by reference to Exhibit 10.22.5.9.2 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2011).

10.22.5.9.3	Third Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, BNP Paribas, JPMorgan Chase Bank, N.A., Amegy Bank National Association) effective December 8, 2011 (Incorporated by reference to Exhibit 10.22.5.9.3 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2011).

10.22.5.9.4	Fourth Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, BNP Paribas, JPMorgan Chase Bank, N.A., Amegy Bank National Association) effective June 25, 2012 (Incorporated by reference to Exhibit 10.22.5.9.4 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2012).

Exhibit No.

10.22.5.9.5	Fifth Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company, Prime Offshore L.L.C.), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, Wells Fargo Bank National Association, JPMorgan Chase Bank, N.A., Amegy Bank National Association, KeyBank National Association) effective November 26, 2012 (Incorporated by reference to Exhibit 10.22.5.9.5 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2012).

10.22.5.9.6	Sixth Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company, Prime Offshore L.L.C.), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, Wells Fargo Bank National Association, JPMorgan Chase Bank, N.A., Amegy Bank National Association, KeyBank National Association) effective June 28, 2013 (Incorporated by reference to Exhibit 10.22.5.9.6 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2013).

10.22.5.9.7	Assignment Agreement made by and among Amegy Bank National Association, as Assignor, and Compass Bank (successor in interest to Guaranty Bank, FSB), Wells Fargo Bank, National Association, JPMorgan Chase Bank and KeyBank National Association, as Assignees, effective December 23, 2013 (Incorporated by reference to Exhibit 10.22.5.9.7 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2013).

10.22.5.9.8	Seventh Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company, Prime Offshore L.L.C.), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, Wells Fargo Bank National Association, JPMorgan Chase Bank, N.A., KeyBank National Association) effective June 26, 2014 (Incorporated by reference to Exhibit 10.22.5.9.8 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2014).

10.22.5.9.9	Eighth Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company, Prime Offshore L.L.C.), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, Wells Fargo Bank National Association, JPMorgan Chase Bank, N.A., KeyBank National Association) effective June 29, 2015 (Incorporated by reference to Exhibit 10.22.5.9.9 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2015).

10.23.1	Loan and Security Agreement dated July 31, 2013, by and between JP Morgan Chase Bank, N.A. and Eastern Oil Well Service Company, EOWS Midland Company and Southwest Oilfield Construction Company (Incorporated by reference to Exhibit 10.23.1 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2013).

10.23.2	Business Purpose Promissory Note dated July 31, 2013, made by Eastern Oil Well Service Company, EOWS Midland Company and Southwest Oilfield Construction Company to JP Morgan Chase Bank N.A. (Incorporated by reference to Exhibit 10.23.2 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2013).

10.23.3	Guaranty dated July 31, 2013, made by PrimeEnergy Corporation in favor of JP Morgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.23.3 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2013).

10.23.4	Agreement of Equipment Substitution dated January 15, 2014, by and between JP Morgan Chase Bank, N.A. and Eastern Oil Well Service Company, EOWS Midland Company and Southwest Oilfield Construction Company (Incorporated by reference to Exhibit 10.23.4 to PrimeEnergy Corporation Form 10-Q for the quarter ended March 31, 2014).

Exhibit No.

10.24.1	Loan and Security Agreement dated July 29, 2014, by and between JP Morgan Chase Bank, N.A. and Eastern Oil Well Service Company, EOWS Midland Company and Southwest Oilfield Construction Company (Incorporated by reference to Exhibit 10.24.1 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2014).

10.24.2	Business Purpose Promissory Note dated July 29, 2014, made by Eastern Oil Well Service Company, EOWS Midland Company and Southwest Oilfield Construction Company to JP Morgan Chase Bank N.A. (Incorporated by reference to Exhibit 10.24.2 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2014).

10.24.3	Guaranty dated July 29, 2014, made by PrimeEnergy Corporation in favor of JP Morgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.24.3 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2014).

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL (eXtensible Business Reporting Language) Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PrimeEnergy Corporation
(Registrant)

May 16, 2016	/s/ Charles E. Drimal, Jr.
(Date)	Charles E. Drimal, Jr.
President
Principal Executive Officer

May 16, 2016	/s/ Beverly A. Cummings
(Date)	Beverly A. Cummings
Executive Vice President
Principal Financial Officer