Form 10-Q
period 2016-06-30
PRIMEENERGY CORP
filed 2016-08-15
CIK 56868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

The number of shares outstanding of each class of the Registrant’s Common Stock as of August 11, 2016 was: Common Stock, $0.10 par value 2,293,964 shares.

PrimeEnergy Corporation

Index to Form 10-Q

June 30, 2016

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

PRIMEENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS – Unaudited

(Thousands of dollars, except per share amounts)

	June 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$18,561	$9,750
Restricted cash and cash equivalents	3,253	3,513
Accounts receivable, net	7,010	9,543
Other current assets	799	815

Total Current Assets	29,623	23,621
Property and Equipment, at cost
Oil and gas properties (successful efforts method), net	193,544	190,916
Field and office equipment, net	9,872	11,095

Total Property and Equipment, Net	203,416	202,011
Other Assets	124	629

Total Assets	$233,163	$226,261

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$8,513	$12,355
Accrued liabilities	12,644	6,122
Current portion of long-term debt	3,117	3,059
Current portion of asset retirement and other long-term obligations	1,438	1,435
Derivative liability short-term	—	7
Due to related parties	36	—

Total Current Liabilities	25,748	22,978
Long-Term Bank Debt	93,008	92,581
Asset Retirement Obligations	11,232	10,452
Deferred Income Taxes	37,842	37,349

Total Liabilities	167,830	163,360
Commitments and Contingencies
Equity
Common stock, $.10 par value; Authorized: 4,000,000 shares, issued: 3,836,397 shares	383	383
Paid-in capital	8,137	7,854
Retained earnings	93,543	92,878
Accumulated other comprehensive loss, net	—	(5)
Treasury stock, at cost; 1,542,433 shares and 1,531,713 shares	(45,889)	(45,380)

Total Stockholders’ Equity – PrimeEnergy	56,174	55,730
Non-controlling interest	9,159	7,171

Total Equity	65,333	62,901

Total Liabilities and Equity	$233,163	$226,261

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – Unaudited

(Thousands of dollars, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues

Oil and gas sales	$8,708	$14,255	$15,838	$26,553
Realized gain on derivative instruments, net	—	4,301	—	9,444
Field service income	3,710	5,450	7,934	10,991
Administrative overhead fees	1,633	2,130	3,390	4,363
Unrealized (loss) on derivative instruments, net	—	(6,639)	—	(9,105)
Other income	6	5	57	51

Total Revenues	14,057	19,502	27,219	42,297
Costs and Expenses
Lease operating expense	7,461	8,973	15,473	18,213
Field service expense	3,360	4,397	6,920	8,886
Depreciation, depletion, amortization and accretion on discounted liabilities	6,306	5,686	11,581	11,138
General and administrative expense	1,849	3,121	4,280	6,488

Total Costs and Expenses	18,976	22,177	38,254	44,725
Gain on Sale and Exchange of Assets	11,407	728	16,323	1,217

Income (Loss) from Operations	6,488	(1,947)	5,288	(1,211)
Other Income and Expenses
Less: Interest expense	939	927	1,807	1,866

Income (Loss) Before Provision (Benefit) for Income Taxes	5,549	(2,874)	3,481	(3,077)
Provision (Benefit) for Income Taxes	1,259	(1,036)	369	(1,021)

Net Income (Loss)	4,290	(1,838)	3,112	(2,056)
Less: Net Income (Loss) Attributable to Non-Controlling Interests	1,765	95	2,447	(136)

Net Income (Loss) Attributable to PrimeEnergy	$2,525	$(1,933)	$665	$(1,920)

Basic Income (Loss) Per Common Share	$1.10	$(0.84)	$0.29	$(0.83)

Diluted Income (Loss) Per Common Share	$0.83	$(0.84)	$0.22	$(0.83)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – Unaudited

Six Months Ended June 30, 2016 and 2015

(Thousands of dollars)

	2016	2015
Net Income (Loss)	$3,112	$(2,056)
Other Comprehensive Income, net of taxes:
Changes in fair value of hedge positions, net of taxes of $(2) and $7, respectively	5	12

Total other comprehensive income	5	12

Comprehensive Income (Loss)	3,117	(2,044)
Less: Comprehensive Income (Loss) Attributable to Non-Controlling Interest	2,447	(136)

Comprehensive Income (Loss) Attributable to PrimeEnergy	$670	$(1,908)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY – Unaudited

Six Months Ended June 30, 2016

(Thousands of dollars)

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity – PrimeEnergy	Non-Controlling Interest	Total Equity
	Shares	Amount

Balance at December 31, 2015	3,836,397	$383	$7,854	$92,878	$(5)	$(45,380)	$55,730	$7,171	$62,901
Repurchase 10,720 shares of common stock	—	—	—	—	—	(509)	(509)	—	(509)
Net income	—	—	—	665	—	—	665	2,447	3,112
Other comprehensive income, net of taxes	—	—	—	—	5	—	5	—	5
Repurchase of non-controlling interests	—	—	283	—	—	—	283	(459)	(176)

Balance at June 30, 2016	3,836,397	$383	$8,137	$93,543	$—	$(45,889)	$56,174	$9,159	$65,333

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

Six Months Ended June 30, 2016 and 2015

(Thousands of dollars)

	2016	2015
Cash Flows from Operating Activities:
Net income (loss)	$3,112	$(2,056)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion on discounted liabilities	11,581	11,138
Gain on sale and exchange of assets	(16,323)	(1,217)
Unrealized loss on derivative instruments, net	—	9,105
Provision (benefit) for deferred income taxes	493	(1,632)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	2,533	(30)
Decrease in other assets	521	43
Decrease in accounts payable	(3,582)	(2,343)
Increase (decrease) in accrued liabilities	6,522	(4,836)
Increase in due to related parties	36	347

Net Cash Provided by Operating Activities	4,893	8,519

Cash Flows from Investing Activities:
Capital expenditures, including exploration expense	(12,205)	(7,823)
Proceeds from sale of property and equipment	16,323	1,752

Net Cash Provided by (Used in) Investing Activities	4,118	(6,071)

Cash Flows from Financing Activities:
Purchase of stock for treasury	(509)	(1,317)
Purchase of non-controlling interests	(176)	(5)
Proceeds from long-term bank debt and other long-term obligations	9,000	15,200
Repayment of long-term bank debt and other long-term obligations	(8,515)	(19,466)
Distribution to non-controlling interests	—	(16)

Net Cash Used in Financing Activities	(200)	(5,604)

Net Increase (Decrease) in Cash and Cash Equivalents	8,811	(3,156)
Cash and Cash Equivalents at the Beginning of the Period	9,750	9,209

Cash and Cash Equivalents at the End of the Period	$18,561	$6,053

Supplemental Disclosures:
Income taxes paid	$—	$583
Interest paid	$1,796	$2,164

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

(1) Basis of Presentation:

The accompanying condensed consolidated financial statements of PrimeEnergy Corporation (“PEC” or the “Company”) have not been audited by independent public accountants. Pursuant to applicable Securities and Exchange Commission (“SEC”) rules and regulations, the accompanying interim financial statements do not include all disclosures presented in annual financial statements and the reader should refer to the Company’s Form 10-K for the year ended December 31, 2015. In the opinion of management, the accompanying interim condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015, the condensed consolidated results of operations for the three and six months ended June 30, 2016 and 2015, and the condensed consolidated results of cash flows and equity for the six months ended June 30, 2016 and 2015. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation. The results for interim periods are not necessarily indicative of annual results. For purposes of disclosure in the condensed consolidated financial statements, subsequent events have been evaluated through the date the statements were issued.

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

The FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This ASU provides additional guidance to reporting entities in evaluating whether certain legal entities such, as limited partnerships, limited liability corporations and securitization structures, should be consolidated. The ASU is considered to be an improvement on current accounting requirements as it reduces the number of existing consolidation models. This ASU adopted by the Company beginning January 1, 2016 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

The FASB issued ASU 2015-03, Interest – Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs and ASU 2015-15, Interest – Imputation of Interest (Topic 835): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. These ASU’s require debt issuance costs related to a recognized debt liability, except for those related to revolving credit facilities, to be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability rather than an asset. These ASU’s adopted by the Company beginning January 1, 2016 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

The FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. This ASU requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. This ASU is effective for annual and interim periods beginning in 2017 and can be applied prospectively or retrospectively, with early adoption permitted. This ASU was early-adopted by the Company effective January 1, 2016 and applied retrospectively, and did not have a material impact on the Company’s financial statements and related disclosures.

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

(2) Acquisitions and Dispositions:

Historically the Company has repurchased the interests of the partners and trust unit holders in the eighteen oil and gas limited partnerships (the “Partnerships”) and the two asset and business income trusts (the “Trusts”) managed by the Company as general partner and as managing trustee, respectively. The Company purchased such interests in amounts totaling $176,000 and $5,000 for the six months ended June 30, 2016 and 2015, respectively.

During the six months ended June 30, 2016, the Company has farmed out interests in certain non-core undeveloped oil and natural gas properties through a number of separate, individually negotiated transactions in exchange for cash and a royalty or working interest in both West Texas and Oklahoma. Proceeds under these agreements are $16.3 million. The Company has entered into an agreement to sell certain noncore West Texas acreage for an additional $10 million during the third quarter of 2016.

(3) Restricted Cash and Cash Equivalents:

Restricted cash and cash equivalents include $3.25 million and $3.51 million at June 30, 2016 and December 31, 2015, respectively, of cash primarily pertaining to oil and gas revenue payments. There were corresponding accounts payable recorded at June 30, 2016 and December 31, 2015 for these liabilities. Both the restricted cash and the accounts payable are classified as current on the accompanying condensed consolidated balance sheets.

(4) Additional Balance Sheet Information:

Certain balance sheet amounts are comprised of the following:

(Thousands of dollars)	June 30, 2016	December 31, 2015
Accounts Receivable:
Joint interest billing	$2,120	$2,667
Trade receivables	1,034	1,452
Oil and gas sales	4,071	3,576
Other	330	2,377

	7,555	10,072
Less: Allowance for doubtful accounts	(545)	(529)

Total	$7,010	$9,543

Accounts Payable:
Trade	$1,043	$3,289
Royalty and other owners	5,407	5,973
Partner advances	670	1,083
Prepaid drilling deposits	223	390
Other	1,170	1,620

Total	$8,513	$12,355

Accrued Liabilities:
Compensation and related expenses	$2,378	$2,294
Property costs	9,046	3,302
Other	1,220	526

Total	$12,644	$6,122

(5) Property and Equipment:

Property and equipment at June 30, 2016 and December 31, 2015 consisted of the following:

(Thousands of dollars)	June 30, 2016	December 31, 2015

Proved oil and gas properties, at cost	$407,656	$395,129
Less: Accumulated depletion and depreciation	(214,112)	(204,213)

Oil and Gas Properties, Net	$193,544	$190,916

Field and office equipment	$27,452	$27,919
Less: Accumulated depreciation	(17,580)	(16,824)

Field and Office Equipment, Net	$9,872	$11,095

Total Property and Equipment, Net	$203,416	$202,011

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

At June 30, 2016, the credit facility borrowing base was $95 million with no required monthly reduction amount. The borrowings made within the credit facility may be placed in a base rate loan or LIBO rate loan. The Company’s borrowing rates in the credit facility provide for base rate loans at the prime rate (3.5% at June 30, 2016) plus applicable margin utilization rates that range from 1.75% to 2.50%, and LIBO rate loans at LIBO published rates plus applicable utilization rates (2.75% to 3.00% at June 30, 2016). At June 30, 2016, the Company had in place one LIBO rate loan with an effective rate of 3.47%. Effective July 22, 2016, the borrowing base was re-determined to be $80 million.

At June 30, 2016, the Company had a total of $88 million of borrowings outstanding under its revolving credit facility at a weighted-average interest rate of 3.72% and $7 million available for future borrowings. The combined weighted average interest rate paid on outstanding bank borrowings subject to base rate and LIBO interest was 3.66% for the six months ended June 30, 2016 as compared to 3.42% for the six months ended June 30, 2015. During July 2016, the Company paid down $8 million to reduce the outstanding borrowings to conform with the new borrowing base of $80 million.

The Company entered into interest rate hedge agreements to help manage interest rate exposure. These contracts include interest rate swaps. Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. In July 2012, the Company entered into interest swap agreements for a period of two years, which commenced in January 2014, related to $75 million of the Company’s bank debt resulting in a LIBO fixed rate of 0.563% and terminated in January 2016. The Company recorded interest expense and paid $7,000 and $146,000 related to the settlement of interest rate swaps for the six months ended June 30, 2016 and 2015, respectively.

Equipment Loans:

On July 31, 2013, the Company entered into a $10.0 million Loan and Security Agreement with JP Morgan Chase Bank (“Equipment Loan”). The Equipment Loan is secured by a portion of the Company’s field service equipment, carries an interest rate of 3.95% per annum, requires monthly payments (principal and interest) of $184,000, and has a final maturity date of July 31, 2018. As of June 30, 2016, the Company had a total of $4.57 million outstanding on this Equipment Loan.

On July 29, 2014, the Company entered into additional equipment financing facilities (“Additional Equipment Loans”) totaling $6.0 million with JP Morgan Chase Bank. In August 2014, the Company drew down $4.8 million of this facility that is secured by field service equipment, carries an interest rate of 3.40% per annum, requires monthly payments (principal and interest) of $87,800, and has a final maturity date of July 31, 2019. The remaining $1.2 million under the Additional Equipment Loans was available for interim draws to finance the acquisition of any future field service equipment. In December 2014, the Company made an interim draw of an additional $0.5 million on this facility that is secured by recently purchased field service equipment. Interim draws on this facility carried a floating interest rate, payable monthly at the LIBO published rate plus 2.50% and on June 26, 2015 converted into a fixed term loan requiring monthly payments (principal and interest) of $8,700 with a final maturity date of June 26, 2020. As of June 30, 2016, the Company had a total of $3.55 million outstanding on the Additional Equipment Loans.

(7) Other Long-Term Obligations and Commitments:

Operating Leases:

The Company has several non-cancelable operating leases, primarily for rental of office space, that have a term of more than one year. The future minimum lease payments for the rest of fiscal 2016 and thereafter for the operating leases are as follows:

(Thousands of dollars)	Operating Leases

2016	397
2017	125
2018	16

Total minimum payments	$538

Rent expense for office space for the six months ended June 30, 2016 and 2015 was $465,000 and $424,000, respectively.

Asset Retirement Obligation:

A reconciliation of the liability for plugging and abandonment costs for the six months ended June 30, 2016 is as follows:

(Thousands of dollars)

Asset retirement obligation – December 31, 2015	$11,737
Liabilities incurred	41
Liabilities settled	(77)
Accretion expense	248

Asset retirement obligation – June 30, 2016	$11,949

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

(8) Contingent Liabilities:

The Company, as managing general partner of the affiliated Partnerships, is responsible for all Partnership activities, including the drilling of development wells and the production and sale of oil and gas from productive wells. The Company also provides the administration, accounting and tax preparation work for the Partnerships, and is liable for all debts and liabilities of the affiliated Partnerships, to the extent that the assets of a given limited Partnership are not sufficient to satisfy its obligations. At June 30, 2016, the affiliated Partnerships have established cash reserves in excess of their debts and liabilities and the Company believes these reserves will be sufficient to satisfy Partnership obligations.

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

(9) Stock Options and Other Compensation:

In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. At June 30, 2016 and 2015, remaining options held by two key executive officers on 767,500 shares were outstanding and exercisable at prices ranging from $1.00 to $1.25. According to their terms, the options have no expiration date.

(10) Related Party Transactions:

The Company, as managing general partner or managing trustee, makes an annual offer to repurchase the interests of the partners and trust unit holders in certain of the Partnerships or Trusts. The Company purchased such interests in amounts totaling $176,000 and $5,000 for the six months ended June 30, 2016 and 2015, respectively.

Treasury stock purchases in any reported period may include shares from a related party, which may include members of the Company’s Board of Directors. In 2016, the Company purchased 10,000 shares from a related party.

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

(11) Financial Instruments:

Fair Value Measurements:

Authoritative guidance on fair value measurements defines fair value, establishes a framework for measuring fair value and stipulates the related disclosure requirements. The Company follows a three-level hierarchy, prioritizing and defining the types of inputs used to measure fair value. The fair values of the Company’s interest rate swaps, natural gas and crude oil price collars and swaps are designated as Level 3. The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015:

June 30, 2016	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2016
(Thousands of dollars)
Liabilities
Interest rate derivative contracts	$—	$—	$—	$—

Total liabilities	$—	$—	$—	$—

December 31, 2015	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2015
(Thousands of dollars)
Liabilities
Interest rate derivative contracts	$—	$—	$(7)	$(7)

Total liabilities	$—	$—	$(7)	$(7)

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

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the six months ended June 30, 2016.

(Thousands of dollars)
Net Liabilities – December 31, 2015	$(7)
Total realized and unrealized (gains) / losses:
Included in earnings (a)	7
Included in other comprehensive income	—
Purchases, sales, issuances and settlements	—

Net assets (liabilities) – June 30, 2016	$—

(a)	Derivative instruments are reported in revenues as realized gain/loss and on a separately reported line item captioned unrealized gain/loss on derivative instruments, and interest rate swap instruments are reported as an increase or reduction to interest expense.

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

Interest rate swap derivatives continue to be treated as cash-flow hedges and are used to fix our float interest rates on existing debt. The value of these interest rate swaps at June 30, 2016 and December 31, 2015 are located, if applicable, in accumulated other comprehensive loss, net of tax. Settlement of the swaps, which began in January 2014 and concluded in January 2016, are recognized within interest expense.

The following table sets forth the effect of derivative instruments on the condensed consolidated balance sheets at June 30, 2016 and December 31, 2015:

		Fair Value
(Thousands of dollars)	Balance Sheet Location	June 30, 2016	December 31, 2015

Liability Derivatives:
Derivatives designated as cash-flow hedging instruments:
Interest rate swap contracts	Derivative liability short-term	$—	$(7)

Total		$—	$(7)

Total derivative instruments		$—	$(7)

The following table sets forth the effect of derivative instruments on the condensed consolidated statement of operations for the six-month periods ended June 30, 2016 and 2015:

(Thousands of dollars)	Location of gain/loss recognized in income	Amount of gain/loss recognized in income
		2016	2015
Derivative designated as cash-flow hedge instruments:
Interest rate swap contracts	Interest expense	$(7)	$(146)
Derivatives not designated as cash-flow hedge instruments
Natural gas commodity contracts	Unrealized loss on derivative instruments, net	—	(1,007)
Crude oil commodity contracts	Unrealized loss on derivative instruments, net	—	(8,098)
Natural gas commodity contracts	Realized gain (loss) on derivative instruments, net	—	1,358
Crude oil commodity contracts	Realized gain (loss) on derivative instruments, net	—	8,086

		$(7)	$193

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

	Six Months Ended June 30,
	2016			2015
	Net Income (Loss) (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Income (Loss) (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount

Basic	$665,000	2,294,686	$0.29	$(1,920)	2,316,144	$(0.83)
Effect of dilutive securities:
Options (a)		749,909		—	—

Diluted	$665,000	3,044,595	$0.22	$(1,920)	2,316,144	$(0.83)

(a)	The effect of 767,500 outstanding stock options is antidilutive for the six months ended June 30, 2015, due to net loss reported for the period.

	Three Months Ended June 30,
	2016			2015
	Net Income (Loss) (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount

Basic	$2,525,000	2,294,195	$1.10	$(1,933)	2,313,963	$(0.84)
Effect of dilutive securities:
Options (a)		750,205		—	—

Diluted	$2,525,000	3,044,400	$0.83	$(1,933)	2,313,963	$(0.84)

(a)	The effect of 767,500 outstanding stock options is antidilutive for the three months ended June 30, 2015, due to net loss reported for the period.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We are the operator of substantially all of our undeveloped acreage the majority of which is currently held by production. We have historically sold or farmed-out non-core acreage to supplement cashflow and finance our drilling program. Proceeds from these transactions through June 30, 2016 were approximately $16 million and we have entered into an agreement to sell certain non-core West Texas acreage for an additional $10 million during the third quarter of 2016.

Subsequent to these transactions we maintain an acreage position of over 24,600 gross (14,900 net) acres in the Permian Basin in West Texas, primarily in Reagan, Upton, Martin and Midland counties. We believe this acreage has significant resource potential in the Spraberry and Wolfcamp intervals for drilling opportunities. Our Oklahoma acreage position consists of over 18,000 net acres in 15 counties, with over 7,500 net acres in Kingfisher, Canadian, Grady and Grant counties. Additionally, our producing properties in West Virginia hold approximately 33,000 net acres and our Gulf Coast and Rocky Districts maintain approximately 13,000 net acres held by production.

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

RECENT ACTIVITIES

We began our West Texas, Upton County horizontal drilling program during 2015 and through the second quarter of 2016 we have drilled 5 wells in this phase. Discussions with our joint venture partner in that program, Apache Corporation, indicate that including additional phases of development the program will result in approximately 60 horizontal wells being drilled at a cost of approximately $470 million. We own various interests, ranging from 16% up to 50% interest in the lands to be developed in the program, and expect our share of these capital expenditures to be approximately $120 million. The actual number of wells to be drilled and the timing of the drilling may vary based on commodity market conditions. Currently the Company and Apache have agreed until oil and gas prices recover to limit drilling to those wells required to maintain our acreage position. Apache drilling plans indicated two of these wells will be drilled later this year at a cost of $12.6 million, of which our share is $4.5 million. The latest well drilled commenced production July 17, 2016 and is currently flowing at approximately 1,500 barrels of oil and 1,600 Mcf of gas per day.

During 2016 we commenced our Martin County, Texas horizontal drilling program, operated by RSP Permian, two wells have been drilled and are currently producing. One well was placed on production June 21, 2016 and is currently on an ESP, pumping at approximately 740 barrels of oil and 725 Mcf of gas per day. The second well was placed on production July 7, 2016 and is currently flowing at approximately 415 barrels of oil and 380 Mcf of gas per day. We expect this well to be put on an ESP resulting in increased production rates. RSP Permian’s drilling plans indicate possibly drilling two wells later this year for a cost of approximately $13 million, of which our share is $4.4 million.

In our Oklahoma drilling program the Sun Up well, operated by Devon Energy, was spudded on June 6, 2016 and is currently awaiting completion. We have a 26.65% working interest in this well and expect our share of the drilling and completion costs to be approximately $1.8 million.

During the first half of 2016 we have farmed out certain non-core acreage in exchange for cash and a royalty or working interest in both West Texas and Oklahoma. Proceeds under these agreements were approximately $16 million. In addition during August 2016 we entered into an agreement to sell additional non-core acreage in West Texas under which the Company would receive approximately $10 million, closing is expected during the third quarter of 2016.

RESULTS OF OPERATIONS

2016 and 2015 Compared

We reported a net income for the three and six months ended June 30, 2016 of $2.5 million, or $1.10 per share and $0.6 million, or $0.29 per share, respectively as compared to net losses of $1.9 million, or $0.84 per share and $1.9 million, or $0.83 per share for the three and six months ended June 30, 2015, respectively. The decrease in commodity prices reduced oil and gas sales compared to 2015 and all derivative instruments expired during 2015 therefore we incurred no gains or losses related to derivative instruments during 2016. The significant components of income and expense are discussed below.

Oil and gas sales decreased $5.55 million, or 38.9% from $14.26 million for the three months ended June 30, 2015 to $8.71 million for the three months ended June 30, 2016 and decreased $10.72 million, or 40.4% from $26.55 million for the six months ended June 30, 2015 to $15.84 million for the six months ended June 30, 2016. Crude oil and natural gas sales vary due to changes in volumes of production sold and realized commodity prices. Our realized prices at the well head decreased an average of $13.05 per barrel, or 24% and $14.77 per barrel, or 29.7% on crude oil during the three and six months ended June 30, 2016, respectively from the same periods in 2015 while our average well head price for natural gas decreased $0.39 per mcf, or 14.3% and $0.60 per mcf, or 20.9% during the three and six months ended June 30, 2016, respectively from the same periods in 2015.

Our crude oil production decreased by 49,000 barrels or 24% from 199,000 barrels for the second quarter 2015 to 150,000 barrels for the second quarter 2016 and decreased by 81,000 barrels, or 20% from 393,000 for the six months ended June 30, 2015 to 312,000 barrels for the six months ended June 30, 2016. Our natural gas production decreased by 189,000 mcf, or 15% from 1,268,000 mcf for the second quarter 2015 to 1,079,000 mcf for the second quarter 2016 and decreased by 269,000 mcf, or 11% from 2,453,000 mcf for the six months ended June 30, 2015 to 2,184,000 mcf for the six months ended June 30, 2016. The decreases in crude oil and natural gas production volumes are a result of the natural decline of existing properties combined with the shut in of marginally economic properties in a response to low commodity prices.

The following table summarizes the primary components of production volumes and average sales prices realized for the three and six months ended June 30, 2016 and 2015 (excluding realized gains and losses from derivatives).

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Increase / (Decrease)	2016	2015	Increase / (Decrease)
Barrels of Oil Produced	150,000	199,000	(49,000)	312,000	393,000	(81,000)
Average Price Received	$41.41	$54.46	$(13.05)	$34.92	$49.69	$(14.77)

Oil Revenue (In 000’s)	$6,212	$10,833	$(4,621)	$10,896	$19,533	$(8,637)

Mcf of Gas Produced	1,079,000	1,268,000	(189,000)	2,184,000	2,453,000	(269,000)
Average Price Received	$2.31	$2.70	$(0.39)	$2.26	$2.86	$(0.60)

Gas Revenue (In 000’s)	$2,496	$3,422	$(926)	$4,942	$7,020	$(2,078)

Total Oil & Gas Revenue (In 000’s)	$8,708	$14,255	$(5,547)	$15,838	$26,553	$(10,715)

Realized gain (loss) on derivative instruments, net include net gains of $0.77 million and $3.53 million on the settlements of natural gas and crude oil derivatives, respectively for the second quarter 2015. Realized gain on derivative instruments include net gains of $1.36 million and $8.08 million on the settlements of natural gas and crude oil derivatives, respectively for the six months ended June 30, 2015. No such gains were recognized in 2016.

We do not apply hedge accounting to any of our commodity based derivatives, thus changes in the fair market value of commodity contracts held at the end of a reported period, referred to as mark-to-market adjustments, are recognized as unrealized gains and losses in the accompanying condensed consolidated statements of operations. As oil and natural gas prices remain volatile, mark-to-market accounting treatment creates volatility in our revenues. During the three and six months ended June 30, 2015, we recognized net unrealized losses of $0.81 million and $1.02 million, respectively associated with natural gas fixed swap contracts and net unrealized losses of $5.83 million and $8.08 million, respectively associated with crude oil fixed swaps and collars due to market fluctuations in natural gas and crude oil futures market prices between December 31, 2014 and June 30, 2015. No such losses were recognized in 2016.

Field service income decreased $1.74 million, or 31.9% from $5.45 million for the second quarter 2015 to $3.7 million for the second quarter 2016 and $3.06 million, or 27.8% from $10.99 million for the six months ended June 30, 2015 to $7.9 million for the six months ended June 30, 2016. This decrease is a combined result of reduced utilization and the market requiring us to charge lower rates to customers during the 2016 period. Workover rig services represent the bulk of our field service operations, and working rates have all decreased between the periods in our most active districts.

Lease operating expense decreased $1.51 million, or 16.9% from $8.97 million for the second quarter 2015 to $7.46 million for the second quarter 2016 and decreased $2.74 million, or 15% from $18.21 million for the six months ended June 30, 2015 to $15.47 million for the six months ended June 30, 2016. This decrease is due to reduced production taxes related to reduced oil and natural gas prices, general rate reductions on vendor services and the delay of discretionary repairs and expenditures during the 2016 periods as compared to the same periods of 2015.

Field service expense decreased $1.04 million, or 23.6% from $4.40 million for the second quarter 2015 to $3.36 million for the second quarter 2016 and decreased $1.97 million, or 22.1% from $8.89 million for the six months ended June 30, 2015 to $6.92 million for the six months ended June 30, 2016. Field service expenses primarily consist of salaries and vehicle operating expenses which have decreased during the six months ended June 30, 2016 from the same period of 2015 as a direct result of decreased labor, services and utilization of the equipment.

Depreciation, depletion, amortization and accretion on discounted liabilities increased $0.6 million, or 10.9% from $5.69 million for the second quarter 2015 to $6.31 million for the second quarter 2016 and $0.44 million, or 4% from $11.14 million for the six months ended June 30, 2015 to $11.58 million for the six months ended June 30, 2016.

General and administrative expense decreased $1.27 million, or 40.8% from $3.12 million for the three months ended June 30, 2015 to $1.85 million for the three months ended June 30, 2016 and $2.21 million, or 34% from $6.49 million for the six months ended June 30, 2015 to $4.28 million for the six months ended June 30, 2016. This decrease in 2016 reflects the cost cutting measures including reductions in workforce put in place throughout 2015 and the six months of 2016 and the reimbursement of administrative expenses associated with property activities. The largest component of these personnel costs are salaries and employee related taxes and insurance.

Gain on sale and exchange of assets of $16.32 million and $1.22 million for the six months ended June 30, 2016 and June 30, 2015, respectively consists of sales of non-essential oil and gas interests and field service equipment.

Interest expense remained flat from $0.93 million for the second quarter 2015 to $0.94 million for the second quarter 2016 and from $1.87 million for the six months ended June 30, 2015 to $1.81 million for the six months ended June 30, 2016.

A tax provision of $369 thousand, or an effective rate of approximately 33% was recorded for the six months ended June 30, 2016, versus a tax benefit of $1.02 million for the six months ended June 30, 2015. Our provision for income taxes can vary from the federal statutory tax rate of 34% primarily due to state taxes and percentage depletion deductions. We are entitled to percentage depletion on certain of our wells, which is calculated without reference to the basis of the property. To the extent that such depletion exceeds a property’s basis, it creates a permanent difference, which would have the effect of lowering our effective rate.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from our operations, through our producing oil and gas properties, field services business and sales of non-core acreage.

Net cash provided by our operating activities for the six months ended June 30, 2016 was $4.9 million compared to $8.5 million for the six months ended June 30, 2015. Excluding the effects of significant unforeseen expenses or other income, our cash flow from operations fluctuates primarily because of variations in oil and gas production and prices or changes in working capital accounts. Our oil and gas production will vary based on actual well performance but may be curtailed due to factors beyond our control.

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

We currently maintain a credit facility totaling $250 million, with a borrowing base of $80 million. The bank reviews the borrowing base semi-annually and, at their discretion, may decrease or propose an increase to the borrowing base relative to a redetermined estimate of proved oil and gas reserves. The next borrowing base review is scheduled for November 2016. Our oil and gas properties are pledged as collateral for the line of credit and we are subject to certain financial and operational covenants defined in the agreement. We are currently in compliance with these covenants and expect to be in compliance over the next twelve months. If we do not comply with these covenants on a continuing basis, the lenders have the right to refuse to advance additional funds under the facility and/or declare all principal and interest immediately due and payable. Our borrowing base may decrease as a result of lower natural gas or oil prices, operating difficulties, declines in reserves, lending requirements or regulations, the issuance of new indebtedness or for other reasons set forth in our revolving credit agreement. In the event of a decrease in our borrowing base due to declines in commodity prices or otherwise, our ability to borrow under our revolving credit facility may be limited and we could be required to repay any indebtedness in excess of the redetermined borrowing base.

Our most recent amendment to our credit agreement, effective July 22, 2016, required us to hedge a portion of our production as forecasted for our PDP reserves in our Spring borrowing base review engineering report for the period from November 2016 through December 2018. Accordingly in July 2016 the Company entered into the following swap agreements for oil and natural gas.

		Monthly Hedge Volumes		Price
	Year	BBLs	MMBTU	BBLs	MMBTU
November and December	2016	18,700	263,000	$48.00	$3.04
January through December	2017	14,300	235,000	$50.10	$3.11
January through December	2018	11,900	200,000	$52.02	$2.97

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

We began our West Texas, Upton County horizontal drilling program during 2015 and through the second quarter of 2016 we have drilled 5 wells in this phase. Discussions with our joint venture partner in that program, Apache Corporation, indicate that including additional phases of development the program will result in approximately 60 horizontal wells being drilled at a cost of approximately $470 million. We own various interests, ranging from 16% up to 50% interest in the lands to be developed in the program, and expect our share of these capital expenditures to be approximately $120 million. The actual number of wells to be drilled and the timing of the drilling may vary based on commodity market conditions. Currently the Company and Apache have agreed until oil and gas prices recover to limit drilling to those wells required to maintain our acreage position. Apache drilling plans indicated two of these wells will be drilled later this year at a cost of $12.6 million, of which our share is $4.5 million. The latest well drilled commenced production July 17, 2016 and is currently flowing at approximately 1,500 barrels of oil and 1,600 Mcf of gas per day.

During 2016 we commenced our Martin County, Texas horizontal drilling program, operated by RSP Permian, two wells have been drilled and are currently producing. One well was placed on production June 21, 2016 and is currently on an ESP, pumping at approximately 740 barrels of oil and 725 Mcf of gas per day. The second well was placed on production July 7, 2016 and is currently flowing at approximately 415 barrels of oil and 380 Mcf of gas per day. We expect this well to be put on an ESP resulting in increased production rates. RSP Permian’s drilling plans indicate possibly drilling two wells later this year for a cost of approximately $13 million, of which our share is $4.4 million.

In our Oklahoma drilling program the Sun Up well, operated by Devon Energy, was spudded on June 6, 2016 and is currently awaiting completion. We have a 26.65% working interest in this well and expect our share of the drilling and completion costs to be approximately $1.8 million.

During the first half of 2016 we have farmed out certain non-core acreage in exchange for cash and a royalty or working interest in both West Texas and Oklahoma. Proceeds under these agreements were approximately $16 million. In addition during August 2016 we entered into an agreement to sell additional non-core acreage in West Texas under which the Company would receive approximately $10 million, closing is expected during the third quarter of 2016.We have in place both a stock repurchase program and a limited partnership interest repurchase program under which we expect to continue spending during 2016, subject to certain restrictions under Credit Agreement. For the six month period ended June 30, 2016, we have spent $685 thousand under these programs.

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

There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	RISK FACTORS

The Company is a smaller reporting company and no response is required pursuant to this Item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities by the Company during the period covered by this report.

During the six months ended June 30, 2016, the Company purchased the following shares of common stock as treasury shares.

2016 Month	Number of Shares	Average Price Paid per share	Maximum Number of Shares that May Yet Be Purchased Under The Program at Month - End (1)
January	10,070	$47.96	248,158
February	—	$—	248,158
March	61	$34.72	248,097
April	143	$32.03	247,954
May	446	$42.42	247,508
June	—	$—	247,508

Total/Average	10,720	$47.44

(1)	In December 1993, we announced that the Board of Directors authorized a stock repurchase program whereby we may purchase outstanding shares of the common stock from time-to-time, in open market transactions or negotiated sales. On October 31, 2012, the Board of Directors of the Company approved an additional 500,000 shares of the Company’s stock to be included in the stock repurchase program. A total of 3,500,000 shares have been authorized to date under this program. Through June 30, 2016, a total of 3,252,492 shares have been repurchased under this program for $54,545,185 at an average price of $16.77 per share. Additional purchases of shares may occur as market conditions warrant. We expect future purchases will be funded with internally generated cash flow or from working capital.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	RESERVED

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit No.

3.1	Restated Certificate of Incorporation of PrimeEnergy Corporation (effective July 1, 2009) (Incorporated by reference to Exhibit 3.1 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2009)

3.2	Bylaws of PrimeEnergy Corporation (Incorporated by reference to Exhibit 3.2 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2010)

10.18	Composite copy of Non-Statutory Option Agreements (Incorporated by reference to Exhibit 10.18 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2004)

10.22.5.9	Second Amended and Restated Credit Agreement dated July 30, 2010, by and among PrimeEnergy Corporation, the Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, and EOWS Midland Company), Compass Bank (successor in interest to Guaranty Bank, FSB) As Administrative Agent and Letter of Credit Issuer, BBVA Compass, As Sole Lead Arranger and Sole Bookrunner and The Lenders Signatory Hereto (BNP Paribas, JPMorgan Chase Bank, N.A. and Amegy Bank National Association) (Incorporated by reference to Exhibit 10.22.5.9 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2010)

10.22.5.9.1	First Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, BNP Paribas, JPMorgan Chase Bank, N.A., Amegy Bank National Association) effective September 30, 2010 (Incorporated by reference to Exhibit 10.22.5.9.1 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2010).

10.22.5.9.2	Second Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, BNP Paribas, JPMorgan Chase Bank, N.A., Amegy Bank National Association) effective June 22, 2011 (Incorporated by reference to Exhibit 10.22.5.9.2 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2011).

10.22.5.9.3	Third Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, BNP Paribas, JPMorgan Chase Bank, N.A., Amegy Bank National Association) effective December 8, 2011 (Incorporated by reference to Exhibit 10.22.5.9.3 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2011).

10.22.5.9.4	Fourth Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, BNP Paribas, JPMorgan Chase Bank, N.A., Amegy Bank National Association) effective June 25, 2012 (Incorporated by reference to Exhibit 10.22.5.9.4 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2012).

10.22.5.9.5	Fifth Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company, Prime Offshore L.L.C.), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, Wells Fargo Bank National Association, JPMorgan Chase Bank, N.A., Amegy Bank National Association, KeyBank National Association) effective November 26, 2012 (Incorporated by reference to Exhibit 10.22.5.9.5 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2012).

Exhibit No.

10.22.5.9.6	Sixth Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company, Prime Offshore L.L.C.), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, Wells Fargo Bank National Association, JPMorgan Chase Bank, N.A., Amegy Bank National Association, KeyBank National Association) effective June 28, 2013 (Incorporated by reference to Exhibit 10.22.5.9.6 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2013).

10.22.5.9.7	Assignment Agreement made by and among Amegy Bank National Association, as Assignor, and Compass Bank (successor in interest to Guaranty Bank, FSB), Wells Fargo Bank, National Association, JPMorgan Chase Bank and KeyBank National Association, as Assignees, effective December 23, 2013 (Incorporated by reference to Exhibit 10.22.5.9.7 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2013).

10.22.5.9.8	Seventh Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company, Prime Offshore L.L.C.), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, Wells Fargo Bank National Association, JPMorgan Chase Bank, N.A., KeyBank National Association) effective June 26, 2014 (Incorporated by reference to Exhibit 10.22.5.9.8 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2014).

10.22.5.9.9	Eighth Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company, Prime Offshore L.L.C.), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, Wells Fargo Bank National Association, JPMorgan Chase Bank, N.A., KeyBank National Association) effective June 29, 2015 (Incorporated by reference to Exhibit 10.22.5.9.9 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2015).

10.22.5.9.10	Ninth Amendment To Second Amended and Restated Credit Agreement and Limited Waiver Among PrimeEnergy Corporation, as Borrower and PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company and Prime Offshore L.L.C., as Guarantors, and Compass Bank, as Administrative Agent for Lenders and with Wells Fargo Bank National Association, JPMorgan Chase Bank, N.A., Citibank, N.A., and KeyBank National Association, as Lenders, effective July 22, 2016 (filed herewith).

10.23.1	Loan and Security Agreement dated July 31, 2013, by and between JP Morgan Chase Bank, N.A. and Eastern Oil Well Service Company, EOWS Midland Company and Southwest Oilfield Construction Company (Incorporated by reference to Exhibit 10.23.1 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2013).

10.23.2	Business Purpose Promissory Note dated July 31, 2013, made by Eastern Oil Well Service Company, EOWS Midland Company and Southwest Oilfield Construction Company to JP Morgan Chase Bank N.A. (Incorporated by reference to Exhibit 10.23.2 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2013).

10.23.3	Guaranty dated July 31, 2013, made by PrimeEnergy Corporation in favor of JP Morgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.23.3 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2013).

10.23.4	Agreement of Equipment Substitution dated January 15, 2014, by and between JP Morgan Chase Bank, N.A. and Eastern Oil Well Service Company, EOWS Midland Company and Southwest Oilfield Construction Company (Incorporated by reference to Exhibit 10.23.4 to PrimeEnergy Corporation Form 10-Q for the quarter ended March 31, 2014)

10.24.1	Loan and Security Agreement dated July 29, 2014, by and between JP Morgan Chase Bank, N.A. and Eastern Oil Well Service Company, EOWS Midland Company and Southwest Oilfield Construction Company (Incorporated by reference to Exhibit 10.24.1 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2014).

10.24.2	Business Purpose Promissory Note dated July 29, 2014, made by Eastern Oil Well Service Company, EOWS Midland Company and Southwest Oilfield Construction Company to JP Morgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.24.2 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2014).

10.24.3	Guaranty dated July 29, 2014, made by PrimeEnergy Corporation in favor of JP Morgan Chase Bank N.A. (Incorporated by reference to Exhibit 10.24.3 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2014).

Exhibit No.

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

Exhibit No.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL (eXtensible Business Reporting Language) Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PrimeEnergy Corporation
(Registrant)

August 15, 2016	/s/ Charles E. Drimal, Jr.
(Date)	Charles E. Drimal, Jr.
President
Principal Executive Officer

August 15, 2016	/s/ Beverly A. Cummings
(Date)	Beverly A. Cummings
Executive Vice President
Principal Financial Officer