Form 10-Q
period 2016-09-30
PRIMEENERGY CORP
filed 2016-11-14
CIK 56868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

The number of shares outstanding of each class of the Registrant’s Common Stock as of November 10, 2016 was: Common Stock, $0.10 par value 2,293,864 shares.

PrimeEnergy Corporation

Index to Form 10-Q

September 30, 2016

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

PRIMEENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS – Unaudited

(Thousands of dollars, except per share amounts)

	September 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$5,397	$9,750
Restricted cash and cash equivalents	3,103	3,513
Accounts receivable, net	7,534	9,543
Other current assets	886	815

Total Current Assets	16,920	23,621
Property and Equipment, at cost
Oil and gas properties (successful efforts method), net	187,159	190,916
Field and office equipment, net	9,396	11,095

Total Property and Equipment, Net	196,555	202,011

Other Assets	452	629

Total Assets	$213,927	$226,261

LIABILITIES AND EQUITY

Current Liabilities
Accounts payable	$10,480	$12,355
Accrued liabilities	10,310	6,122
Current portion of long-term debt	68,186	3,059
Current portion of asset retirement and other long-term obligations	1,438	1,435
Derivative liability short-term	339	7
Due to related parties	22	—

Total Current Liabilities	90,775	22,978
Long-Term Bank Debt	3,143	92,581
Asset Retirement Obligations	11,296	10,452
Derivative liability long-term	521	—
Deferred Income Taxes	38,997	37,349

Total Liabilities	144,732	163,360
Commitments and Contingencies Equity
Common stock, $.10 par value; Authorized: 4,000,000 shares, issued: 3,836,397 shares	383	383
Paid-in capital	8,171	7,854
Retained earnings	98,467	92,878
Accumulated other comprehensive loss, net	—	(5)
Treasury stock, at cost; 1,542,433 shares and 1,531,713 shares	(45,889)	(45,380)

Total Stockholders’ Equity – PrimeEnergy	61,132	55,730
Non-controlling interest	8,063	7,171

Total Equity	69,195	62,901

Total Liabilities and Equity	$213,927	$226,261

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – Unaudited

(Thousands of dollars, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Oil and gas sales	$11,557	$10,607	$27,395	$37,160
Realized gain on derivative instruments, net	—	5,494	—	14,939
Field service income	3,694	5,507	11,628	16,497
Administrative overhead fees	1,600	2,036	4,990	6,399
Unrealized loss on derivative instruments, net	(354)	(2,147)	(354)	(11,252)
Other income	2	1	59	52

Total Revenues	$16,499	21,498	43,718	63,795
Costs and Expenses
Lease operating expense	6,285	8,827	21,758	27,040
Field service expense	2,662	4,667	9,582	13,553
Depreciation, depletion, amortization and accretion on discounted liabilities	7,308	5,648	18,889	16,786
General and administrative expense	2,405	2,783	6,685	9,271

Total Costs and Expenses	18,660	21,925	56,914	66,650
Gain on Sale and Exchange of Assets	10,546	156	26,869	1,373

Income (Loss) from Operations	8,385	(271)	13,673	(1,482)
Other Income and Expenses
Less: Interest expense	1,002	881	2,809	2,747
Add: Interest income	—	2	—	2

Income (Loss) Before Provision for Income Taxes	7,383	(1,150)	10,864	(4,227)
Provision (Benefit) for Income Taxes	2,667	(310)	3,036	(1,331)

Net Income (Loss)	4,716	(840)	7,828	(2,896)
Less: Net Income (Loss) Attributable to Non-Controlling Interests	(208)	(185)	2,239	(321)

Net Income (Loss) Attributable to PrimeEnergy	$4,924	$(655)	$5,589	$(2,575)

Basic Income (Loss) Per Common Share	$2.15	$(0.28)	$2.44	$(1.11)

Diluted Income (Loss) Per Common Share	$1.62	$(0.28)	$1.83	$(1.11)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – Unaudited

Nine Months Ended September 30, 2016 and 2015

(Thousands of dollars)

	2016	2015
Net Income (Loss)	$7,828	$(2,896)
Other Comprehensive Income, net of taxes:
Changes in fair value of hedge positions, net of taxes of $(2) and $27, respectively	5	43

Total other comprehensive income	5	43

Comprehensive Income (Loss)	7,833	(2,853)
Less: Comprehensive Loss Attributable to Non-Controlling Interest	(2,239)	(321)

Comprehensive Income (Loss) Attributable to PrimeEnergy	$5,594	$(2,532)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY – Unaudited

Nine Months Ended September 30, 2016

(Thousands of dollars)

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity – PrimeEnergy	Non-Controlling Interest	Total Equity
	Shares	Amount

Balance at December 31, 2015	3,836,397	$383	$7,854	$92,878	$(5)	$(45,380)	$55,730	$7,171	$62,901
Repurchase 10,720 shares of common stock	—	—	—	—	—	(509)	(509)	—	(509)
Net Income	—	—	—	5,589	—	—	5,589	2,239	7,828
Other comprehensive income, net of taxes	—	—	—	—	5	—	5	—	5
Repurchase of non-controlling interests	—	—	317	—	—	—	317	(504)	(187)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(843)	(843)

Balance at September 30, 2016	3,836,397	$383	$8,171	$98,467	$—	$(45,889)	$61,132	$8,063	$69,195

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

Nine Months Ended September 30, 2016 and 2015

(Thousands of dollars)

	2016	2015
Cash Flows from Operating Activities:
Net income (loss)	$7,828	$(2,896)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion on discounted liabilities	18,889	16,786
Gain on sale of properties	(26,869)	(1,373)
Unrealized (gain) loss on derivative instruments, net	354	11,252
Provision (benefit) for deferred income taxes	1,648	(1,660)
Changes in assets and liabilities:
Decrease in accounts receivable	2,009	675
(Increase) decrease in other assets	(612)	276
Decrease in accounts payable	(2,497)	(4,932)
Increase (decrease) in accrued liabilities	4,188	(4,601)
Increase in due to/from related parties	22	317

Net Cash Provided by Operating Activities	4,960	13,844

Cash Flows from Investing Activities:
Capital expenditures, including exploration expense	(11,701)	(11,209)
Proceeds from sale of property and equipment	28,238	1,910

Net Cash Provided by (Used in) Investing Activities	16,537	(9,299)

Cash Flows from Financing Activities:
Purchase of stock for treasury	(509)	(1,659)
Purchase of non-controlling interests	(187)	(101)
Proceeds from long-term bank debt and other long-term obligations	9,000	25,700
Repayment of long-term bank debt and other long-term obligations	(33,311)	(32,206)
Distribution to non-controlling interests	(843)	(34)

Net Cash Used in Financing Activities	(25,850)	(8,300)

Net Decrease in Cash and Cash Equivalents	(4,353)	(3,755)
Cash and Cash Equivalents at the Beginning of the Period	9,750	9,209

Cash and Cash Equivalents at the End of the Period	$5,397	$5,454

Supplemental Disclosures:
Income taxes paid	$45	$583
Interest paid	$2,798	$3,044

The accompanying notes are an integral part of these condensed consolidated financial statements

PRIMEENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

(1) Basis of Presentation:

The accompanying condensed consolidated financial statements of PrimeEnergy Corporation (“PEC” or the “Company”) have not been audited by independent public accountants. Pursuant to applicable Securities and Exchange Commission (“SEC”) rules and regulations, the accompanying interim financial statements do not include all disclosures presented in annual financial statements and the reader should refer to the Company’s Form 10-K for the year ended December 31, 2015. In the opinion of management, the accompanying interim condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015, the condensed consolidated results of operations for the three and nine months ended September 30, 2016 and 2015, and the condensed consolidated results of cash flows and equity for the nine months ended September 30, 2016 and 2015. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation. The results for interim periods are not necessarily indicative of annual results. For purposes of disclosure in the condensed consolidated financial statements, subsequent events have been evaluated through the date the statements were issued.

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

(2) Acquisitions and Dispositions:

Historically the Company has repurchased the interests of the partners and trust unit holders in the eighteen oil and gas limited partnerships (the “Partnerships”) and the two asset and business income trusts (the “Trusts”) managed by the Company as general partner and as managing trustee, respectively. The Company purchased such interests in amounts totaling $187,000 and $101,000 for the nine months ended September 30, 2016 and 2015, respectively.

During the nine months ended September 30, 2016, the Company has sold or farmed out interests in certain undeveloped oil and natural gas properties through a number of separate, individually negotiated transactions in exchange for cash and a royalty or working interest in both West Texas and Oklahoma. Proceeds under these agreements are $28 million. The Company has entered into an agreement to sell additional acreage for an additional $4 million during the fourth quarter of 2016.

(3) Restricted Cash and Cash Equivalents:

Restricted cash and cash equivalents include $3.1 million and $3.51 million at September 30, 2016 and December 31, 2015, respectively, of cash primarily pertaining to oil and gas revenue payments. There were corresponding accounts payable recorded at September 30, 2016 and December 31, 2015 for these liabilities. Both the restricted cash and the accounts payable are classified as current on the accompanying condensed consolidated balance sheets.

(4) Additional Balance Sheet Information:

Certain balance sheet amounts are comprised of the following:

(Thousands of dollars)	September 30, 2016	December 31, 2015
Accounts Receivable:
Joint interest billing	$1,615	$2,667
Trade receivables	1,410	1,452
Oil and gas sales	4,898	3,576
Other	172	2,377

	8,085	10,072
Less: Allowance for doubtful accounts	(551)	(529)

Total	$7,534	$9,543

Accounts Payable:
Trade	$2,728	$3,289
Royalty and other owners	5,539	5,973
Partner advances	709	1,083
Prepaid drilling deposits	374	390
Other	1,130	1,620

Total	$10,480	$12,355

Accrued Liabilities:
Compensation and related expenses	$2,547	$2,294
Property costs	5,554	2,851
Other	2,219	977

Total	$10,310	$6,122

(5) Property and Equipment:

Property and equipment at September 30, 2016 and December 31, 2015 consisted of the following:

(Thousands of dollars)	September 30, 2016	December 31, 2015

Proved oil and gas properties, at cost	$407,827	$395,129
Less: Accumulated depletion and depreciation	(220,668)	(204,213)

Oil and Gas Properties, Net	$187,159	$190,916

Field and office equipment	$27,462	$27,919
Less: Accumulated depreciation	(18,066)	(16,824)

Field and Office Equipment, Net	$9,396	$11,095

Total Property and Equipment, Net	$196,555	$202,011

(6) Debt:

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

At September 30, 2016, the credit facility borrowing base was $80 million with no required monthly reduction amount. The borrowings made within the credit facility may be placed in a base rate loan or LIBO rate loan. The Company’s borrowing rates in the credit facility provide for base rate loans at the prime rate (3.5% at September 30, 2016) plus applicable margin utilization rates that range from 1.75% to 2.50%, and LIBO rate loans at LIBO published rates plus applicable utilization rates (2.75% to 3.50% at September 30, 2016). At September 30, 2016, the Company had in place one LIBO rate loan with an effective rate of 3.77%.

At September 30, 2016, the Company had a total of $65 million of borrowings outstanding under its revolving credit facility at a weighted-average interest rate of 4.49% and $15 million available for future borrowings. The combined weighted average interest rate paid on outstanding bank borrowings subject to base rate and LIBO interest was 3.82% for the nine months ended September 30, 2016 as compared to 3.39% for the nine months ended September 30, 2015. The Company’s borrowings under its current credit facility are considered short term debt as the maturity date of the facility is July 30, 2017.

The Company entered into interest rate hedge agreements to help manage interest rate exposure. These contracts include interest rate swaps. Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. In July 2012, the Company entered into interest swap agreements for a period of two years, which commenced in January 2014, related to $75 million of the Company’s bank debt resulting in a LIBO fixed rate of 0.563% and terminated in January 2016. The Company recorded interest expense and paid $7,000 and $217,000 related to the settlement of interest rate swaps for the nine months ended September 30, 2016 and 2015, respectively.

Equipment Loans:

On July 31, 2013, the Company entered into a $10.0 million Loan and Security Agreement with JP Morgan Chase Bank (“Equipment Loan”). The Equipment Loan is secured by a portion of the Company’s field service equipment, carries an interest rate of 3.95% per annum, requires monthly payments (principal and interest) of $184,000, and has a final maturity date of July 31, 2018. As of September 30, 2016, the Company had a total of $3.38 million outstanding on this Equipment Loan.

On July 29, 2014, the Company entered into additional equipment financing facilities (“Additional Equipment Loans”) totaling $6.0 million with JP Morgan Chase Bank. In August 2014, the Company drew down $4.8 million of this facility that is secured by field service equipment, carries an interest rate of 3.40% per annum, requires monthly payments (principal and interest) of $87,800, and has a final maturity date of July 31, 2019. The remaining $1.2 million under the Additional Equipment Loans was available for interim draws to finance the acquisition of any future field service equipment. In December 2014, the Company made an interim draw of an additional $0.5 million on this facility that is secured by recently purchased field service equipment. Interim draws on this facility carried a floating interest rate, payable monthly at the LIBO published rate plus 2.50% and on June 26, 2015 converted into a fixed term loan requiring monthly payments (principal and interest) of $8,700 with a final maturity date of June 26, 2020. As of September 30, 2016, the Company had a total of $2.95 million outstanding on the Additional Equipment Loans. On September 22, 2016, with the lenders permission, the Company made any required installment payments due for the fourth quarter. The Company paid all installment payments through December 31, 2016.

(7) Other Long-Term Obligations and Commitments:

Operating Leases:

The Company has several non-cancelable operating leases, primarily for rental of office space, that have a term of more than one year. The future minimum lease payments for the rest of fiscal 2015 and thereafter for the operating leases are as follows:

(Thousands of dollars)	Operating Leases

2016	$202
2017	539
2018	54

Total minimum payments	$795

Rent expense for office space for the nine months ended September 30, 2016 and 2015 was $677,000 and 571,000, respectively.

Asset Retirement Obligation:

A reconciliation of the liability for plugging and abandonment costs for the nine months ended September 30, 2016 is as follows:

(Thousands of dollars)

Asset retirement obligation – December 31, 2015	$10,452
Liabilities incurred	608
Liabilities settled	(137)
Accretion expense	373

Asset retirement obligation – September 30, 2016	$11,296

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

(8) Contingent Liabilities:

The Company, as managing general partner of the affiliated Partnerships, is responsible for all Partnership activities, including the drilling of development wells and the production and sale of oil and gas from productive wells. The Company also provides the administration, accounting and tax preparation work for the Partnerships, and is liable for all debts and liabilities of the affiliated Partnerships, to the extent that the assets of a given limited Partnership are not sufficient to satisfy its obligations. As of September 30, 2016, the affiliated Partnerships have established cash reserves in excess of their debts and liabilities and the Company believes these reserves will be sufficient to satisfy Partnership obligations.

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

(9) Stock Options and Other Compensation:

In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. At September 30, 2016 and 2015, remaining options held by two key executive officers on 767,500 shares were outstanding and exercisable at prices ranging from $1.00 to $1.25. According to their terms, the options have no expiration date.

(10) Related Party Transactions:

The Company, as managing general partner or managing trustee, makes an annual offer to repurchase the interests of the partners and trust unit holders in certain of the Partnerships or Trusts. The Company purchased such interests in amounts totaling $187,000 and $101,000 for the nine months ended September 30, 2016 and 2015, respectively.

Treasury stock purchases in any reported period may include shares from a related party, which may include members of the Company’s Board of Directors. In 2016, the Company purchased 10,000 shares from a related party

Receivables from related parties consist of reimbursable general and administrative costs, lease operating expenses and reimbursement for property development and related costs. These receivables are due from joint venture partners, which may include members of the Company’s Board of Directors.

Payables owed to related parties primarily represent receipts collected by the Company as agent for the joint venture partners, which may include members of the Company’s Board of Directors, for oil and gas sales net of expenses.

(11) Financial Instruments:

Fair Value Measurements:

Authoritative guidance on fair value measurements defines fair value, establishes a framework for measuring fair value and stipulates the related disclosure requirements. The Company follows a three-level hierarchy, prioritizing and defining the types of inputs used to measure fair value. The fair values of the Company’s interest rate swaps, natural gas and crude oil price collars and swaps are designated as Level 3. The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015:

September 30, 2016	Quoted Prices in Active Markets For Identical	Significant Other Observable	Significant Unobservable	Balance as of September 30,
(Thousands of dollars)	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2016
Assets
Commodity derivative contracts	$—	$—	$506	$506

Total assets	$—	$—	$506	506

Liabilities
Commodity derivative contracts	—	—	(860)	(860)

Total liabilities	$—	$—	$(860)	$(860)

December 31, 2015	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2015
(Thousands of dollars)
Liabilities
Interest rate derivative contracts	$—	$—	$(7)	$(7)

Total liabilities	$—	$—	$(7)	$(7)

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

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the nine months ended September 30, 2016.

(Thousands of dollars)
Net Liabilities – December 31, 2015	$(7)
Total realized and unrealized (gains) / losses:
Included in earnings (a)	(354)
Included in other comprehensive income	7
Purchases, sales, issuances and settlements	—

Net Liabilities – September 30, 2016	$(354)

(a)	Derivative instruments are reported in revenues as realized gain/loss and on a separately reported line item captioned unrealized gain/loss on derivative instruments, and interest rate swap instruments are reported as an increase or reduction to interest expense.

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

Interest rate swap derivatives continue to be treated as cash-flow hedges and are used to fix our float interest rates on existing debt. The value of these interest rate swaps at September 30, 2016 and December 31, 2015 are located, if applicable, in accumulated other comprehensive loss, net of tax. Settlements of the swaps, which began in January 2014 and concluded in January 2016, are recognized within interest expense.

The following table sets forth the effect of derivative instruments on the condensed consolidated balance sheets at September 30, 2016 and December 31, 2015:

		Fair Value
(Thousands of dollars)	Balance Sheet Location	September 30, 2016	December 31, 2015
Asset Derivatives:
Derivatives not designated as cash-flow hedging instruments:
Natural gas commodity contracts	Other current assets	$178	$—
Natural gas commodity contracts	Other Assets	328	—

Total		$506	$—

Liability Derivatives:
Derivatives designated as cash-flow hedging instruments:
Interest rate swap contracts	Derivative liability short-term	$—	$(7)
Derivatives not designated as cash-flow hedging instruments:
Crude oil commodity contracts	Derivative liability short-term	(207)	—
Natural gas commodity contracts	Derivative liability short-term	(132)	—
Natural gas commodity contracts	Derivative liability long-term	(197)	—
Crude oil commodity contracts	Derivative liability long-term	(324)	—

Total		$(860)	$(7)

Total derivative instruments		$(354)	$(7)

The following table sets forth the effect of derivative instruments on the condensed consolidated statement of operations for the nine-month periods ended September 30, 2016 and 2015:

(Thousands of dollars)	Location of gain (loss) recognized in income	Amount of gain/loss recognized in income
		2016	2015
Derivative designated as cash-flow hedge instruments:
Interest rate swap contracts	Interest expense	$(7)	$(217)
Derivatives not designated as cash-flow hedge instruments
Natural gas commodity contracts	Unrealized gain (loss) on Derivative instruments, net	177	(1,484)
Crude oil commodity contracts	Unrealized gain (loss) on derivative instruments, net	(531)	(9,768)
Natural gas commodity contracts	Realized gain (loss) on derivative instruments, net	—	2,061
Crude oil commodity contracts	Realized gain (loss) on derivative instruments, net	—	12,878

		$(361)	$3,470

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

	Nine Months Ended September 30,
	2016			2015
	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount

Basic	$5,589	2,294,444	$2.44	$(2,575)	2,314,704	$(1.11)
Effect of dilutive securities:
Options (a)	—	751,357	—	—	—	—

Diluted	$5,589	3,045,801	$1.83	$(2,575)	2,314,704	$(1.11)

	Three Months Ended September 30,
	2016			2015
	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount

Basic	$4,924	2,293,964	$2.15	$(655)	2,311,873	$(0.28)
Effect of dilutive securities:
Options (a)	—	753,594	—	—		—

Diluted	$4,924	3,047,558	$1.62	$(655)	2,311,873	$(0.28)

(a)	The effect of the 767,500 outstanding stock options is antidilutive for the nine and three months ended September 30, 2015 due to net loss reported for those periods.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

We are the operator of substantially all of our undeveloped acreage the majority of which is currently held by production. We have historically sold or farmed-out acreage to supplement cashflow and finance our drilling program. Proceeds from these transactions through September 30, 2016 were approximately $28 million and during the fourth quarter of 2016 we have closed on transactions for an additional $4 million.

Subsequent to these transactions we maintain an acreage position of over 24,600 gross (14,900 net) acres in the Permian Basin in West Texas, primarily in Reagan, Upton, Martin and Midland counties. We believe this acreage has significant resource potential in the Spraberry and Wolfcamp intervals for drilling opportunities. Our Oklahoma acreage position consists of over 15,000 net acres in 15 counties, with over 4,500 net acres in Kingfisher, Canadian, Grady and Grant counties. Additionally, our producing properties in West Virginia hold approximately 33,000 net acres and our Gulf Coast and Rocky Mountain Districts maintain approximately 13,000 net acres held by production.

We are an independent oil and natural gas company engaged in acquiring, developing and producing oil and natural gas. We presently own producing and non-producing properties located primarily in Texas, Oklahoma, West Virginia, New Mexico, Colorado and Louisiana. In addition, we own well servicing equipment. All of our oil and gas properties and interests are located in the United States. Assets in our principal focus areas include mature properties with long-lived reserves and significant development opportunities.

We believe our balanced portfolio of assets positions us well for both the current commodity price environment and future potential upside as we develop our attractive resource opportunities. Our primary sources of liquidity are cash generated from our operations, through our producing oil and gas properties, field services business and sales of acreage.

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

RECENT ACTIVITIES

We began our West Texas, Upton County horizontal drilling program during 2015 and through the third quarter of 2016 we have drilled 5 wells in this phase. Discussions with our joint venture partner in that program, Apache Corporation, indicate that including additional phases of development the program will result in approximately 60 horizontal wells being drilled at a cost of approximately $470 million. We own various interests, ranging from 16% up to 50% interest in the lands to be developed in the program, and expect our share of these capital expenditures to be approximately $120 million. The actual number of wells to be drilled and the timing of the drilling may vary based on commodity market conditions. Apache drilling plans indicated two of these wells will be drilled later this year at a cost of $12.6 million, of which our share is $4.5 million. The latest well drilled commenced production July 17, 2016 and is currently producing on an ESP at approximately 850 barrels of oil and 1,500 Mcf of gas per day.

We are also participating in the drilling of six other West Texas horizontal wells in which we hold a 4.15% interest and expect our share of drilling and completion costs to be $1 million. Currently four of those wells are awaiting completion and two are in their final drilling stage.

During 2016 we commenced our Martin County, Texas horizontal drilling program, operated by RSP Permian, two wells have been drilled and are currently producing. One well was placed on production June 21, 2016 and the second well was placed on production July 7, 2016. Two additional wells are currently in the drilling phase and we expect them to be completed in the first quarter of 2017 at a total cost of approximately $13 million, of which our share is $4.4 million.

In our Oklahoma drilling program the Sun Up well, operated by Devon Energy, was spudded on June 6, 2016 and is currently awaiting completion. We have a 26.65% working interest in this well and expect our share of the drilling and completion costs to be approximately $1.8 million. Also, the Red Square well was spudded on November 5, 2016 and is currently drilling. We have a 17.66% working interest in this well and expect our share of the drilling and completion costs to be approximately $1.12 million

To supplement cashflow and finance our drilling program we have sold or farmed out certain acreage in exchange for cash and a royalty or working interest in both West Texas and Oklahoma. Through September 30, 2016 proceeds under these agreements were approximately $28 million and during the fourth quarter of 2016 we have closed on transactions for an additional $4 million.

RESULTS OF OPERATIONS

2016 and 2015 Compared

We reported net income for the three and nine months ended September 30, 2016 of $4.9 million, or $2.15 per share and $5.6 million, or $2.44 per share, respectively as compared to net losses of $0.7 million, or $0.28 per share and $2.6 million, or $1.11 per share for the three and nine months ended September 30, 2015, respectively. Net income increased by $5.6 million or 852% and $8.2 million or 317% for the three and nine months ended September 30, 2016 as compared to the same periods during 2015 primarily due to the combination of decreased oil and gas sales related to decreased commodity prices realized in 2016 and gains on the sale of non-core acreage.

The significant components of net income are discussed below.

Oil and gas sales increased $1 million, or 9% from $10.6 million for the three months ended September 30, 2015 to $11.6 million for the three months ended September 30, 2016 and decreased $9.8 million, or 26% from $37 million for the nine months ended September 30, 2015 to $27 million for the nine months ended September 30, 2016. Crude oil and natural gas sales vary due to changes in volumes of production sold and realized commodity prices. Our realized prices at the well head decreased an average of $1.95 per barrel, or 4% and $10.27 per barrel, or 21% on crude oil during the three and nine months ended September 30, 2016, respectively from the same periods in 2015 while our average well head price for natural gas increased $0.17 per mcf, or 6.5% and decreased $0.34 per mcf, or 12% during the three and nine months ended September 30, 2016, respectively from the same periods in 2015.

Our crude oil production increased by 28,000 barrels, or 16% from 171,000 barrels for the third quarter 2015 to 199,000 barrels for the third quarter 2016 and decreased by 53,000 barrels, or 10% from 564,000 for the nine months ended September 30, 2015 to 511,000 barrels for the nine months ended September 30, 2016. Our natural gas production decreased by 27,000 mcf, or 2% from 1,151,000 mcf for the third quarter 2015 to 1,124,000 mcf for the third quarter 2016 and decreased by 297,000 mcf, or 8% from 3,605,000 mcf for the nine months ended September 30, 2015 to 3,308,000 mcf for the nine months ended September 30, 2016. In general our production volumes remained flat as production from new wells offset the natural decline of existing properties. Fluctuations in production volumes reflect the combination of new production from our recent horizontal drilling activity combined with the natural decline of existing properties and the shut-in of marginal properties.

The following table summarizes the primary components of production volumes and average sales prices realized for the three and nine months ended September 30, 2016 and 2015 (excluding realized gains and losses from derivatives).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Increase / (Decrease)	2016	2015	Increase / (Decrease)
Barrels of Oil Produced	199,000	171,000	28,000	511,000	564,000	(53,000)
Average Price Received	$41.89	$43.84	$(1.95)	$37.64	$47.91	$(10.27)

Oil Revenue (In 000’s)	$8,337	$7,511	$826	$19,233	$27,044	$(7,811)
Mcf of Gas Produced	1,124,000	1,151,000	(27,000)	3,308,000	3,605,000	(297,000)
Average Price Received	$2.86	$2.69	$.17	$2.47	$2.81	$(0.34)

Gas Revenue (In 000’s)	$3,220	$3,096	$124	$8,162	$10,116	$(1,954)

Total Oil & Gas Revenue (In 000’s)	$11,557	$10,607	$950	$27,395	$37,160	$(9,765)

Realized gain (loss) on derivative instruments, net include net gains of $0.40 million and $4.79 million on the settlements of natural gas and crude oil derivatives, respectively for the third quarter 2015. Realized gain (loss) on derivative instruments include net losses of $2.06 million and $12.88 million on the settlements of natural gas and crude oil derivatives, respectively for the nine months ended September 30, 2015. No such gains or losses were recognized in 2016.

We do not apply hedge accounting to any of our commodity based derivatives, thus changes in the fair market value of commodity contracts held at the end of a reported period, referred to as mark-to-market adjustments, are recognized as unrealized gains and losses in the accompanying condensed consolidated statements of operations. As oil and natural gas prices remain volatile, mark-to-market accounting treatment creates volatility in our revenues. During the three and nine months ended September 30, 2015, we recognized net unrealized losses of $0.48 million and $1.48 million, respectively associated with natural gas fixed swap contracts and net unrealized losses of $1.67 million and $9.77 million, respectively associated with crude oil fixed swaps and collars due to market fluctuations in natural gas and crude oil futures market prices between December 31, 2014 and September 30, 2015. During the three and nine months ended September 30, 2016, we recognized net unrealized losses of $0.35 million associated with natural gas fixed swap contracts and crude oil fixed swaps entered into during the third quarter of 2016.

Field service income decreased $1.8 million, or 32.9% from $5.51 million for the third quarter 2015 to $3.7 million for the third quarter 2016 and $4.9 million, or 30% from $16.5 million for the nine months ended September 30, 2015 to $11.6 million for the nine months ended September 30, 2016. This is a combined result of slightly reduced utilization and the market requiring us to charge lower rates to customers during the 2016 periods. Workover rig services represent the bulk of our field service operations, and while we were able to keep our rigs utilized during 2016, working rates have all decreased between the periods in our most active districts.

Lease operating expense decreased $2.5 million, or 29% from $8.8 million for the third quarter 2015 to $6.3 million for the third quarter 2016 and decreased $5.3 million, or 20% from $27 million for the nine months ended September 30, 2015 to $21.8 million for the nine months ended September 30, 2016. These decreases result from the industry wide costs saving measures implemented in response to the current commodity price environment. Where possible we have reduced company labor and support costs and have been successful in reducing costs with service vendors.

Field service expense decreased $2 million, or 43% from $4.7 million for the third quarter 2015 to $2.7 million for the third quarter 2016 and $4 million, or 29% from $13.55 million for the nine months ended September 30, 2015 to $9.6 million for the nine months ended September 30, 2016. Field service expenses primarily consist of salaries and vehicle operating expenses which have decreased during the nine months ended September 30, 2016 over the same period of 2015 as a direct result of decreased services and utilization of the equipment.

Depreciation, depletion, amortization and accretion on discounted liabilities increased $1.7 million, or 29% from $5.6 million for the third quarter 2015 to $7.3 million for the third quarter 2016 and increased $2.1 million, or 12.5% from $16.8 million for the nine months ended September 30, 2015 to $18.9 million for the nine months ended September 30, 2016. These increases are related to the cost basis and production related to our recent horizontal drilling program.

General and administrative expense decreased $.4 million, or 14% from $2.8 million for the three months ended September 30, 2015 to $2.4 million for the three months ended September 30, 2016 and $2.6 million, or 28% from $9.3 million for the nine months ended September 30, 2015 to $6.7 million for the nine months ended September 30, 2016. This decrease in 2016 reflects the cost cutting measures including reductions in workforce put in place throughout 2015 and 2016 and the reimbursement of administrative expenses associated with property activities. The largest component of these personnel costs are salaries and employee related taxes and insurance.

Gain on sale and exchange of assets of $26.9 million and $1.4 million for the nine months ended September 30, 2016 and September 30, 2015, respectively consists of sales of oil and gas interests.

Interest expense increased $0.12 million, or 14% from $0.88 million for the third quarter 2015 to $1 million for the third quarter 2016 and $0.62 million, or 2% from $2.7 million for the nine months ended September 30, 2015 to $2.8 million for the nine months ended September 30, 2016. This increase reflects higher interest rates in the current periods.

A Tax Provision of $13.9 million, or an effective rate of approximately 22% was recorded for the nine months ended September 30, 2016, versus a tax benefit of $5.6 million for the nine months ended September 30, 2015. Our provision for income taxes can vary from the federal statutory tax rate of 34% primarily due to state taxes and percentage depletion deductions. We are entitled to percentage depletion on certain of our wells, which is calculated without reference to the basis of the property. To the extent that such depletion exceeds a property’s basis, it creates a permanent difference, which would have the effect of lowering our effective rate.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from our operations, through our producing oil and gas properties, field services business and sales of acreage.

Net cash provided by our operating activities for the nine months ended September 30, 2016 was $4.96 million compared $13.84 million for the nine months ended September 30, 2015. Excluding the effects of significant unforeseen expenses or other income, our cash flow from operations fluctuates primarily because of variations in oil and gas production and prices or changes in working capital accounts. Our oil and gas production will vary based on actual well performance but may be curtailed due to factors beyond our control.

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

We currently maintain a credit facility totaling $250 million, with a borrowing base of $80 million and $15 million in availability at September 30, 2016. The bank reviews the borrowing base semi-annually and, at their discretion, may decrease or propose an increase to the borrowing base relative to a redetermined estimate of proved oil and gas reserves. The next borrowing base review is scheduled for December 2016. Our oil and gas properties are pledged as collateral for the line of credit and we are subject to certain financial and operational covenants defined in the agreement. We are currently in compliance with these covenants and expect to be in compliance over the next twelve months. If we do not comply with these covenants on a continuing basis, the lenders have the right to refuse to advance additional funds under the facility and/or declare all principal and interest immediately due and payable. Our borrowing base may decrease as a result of lower natural gas or oil prices, operating difficulties, declines in reserves, lending requirements or regulations, the issuance of new indebtedness or for other reasons set forth in our revolving credit agreement. In the event of a decrease in our borrowing base due to declines in commodity prices or otherwise, our ability to borrow under our revolving credit facility may be limited and we could be required to repay any indebtedness in excess of the redetermined borrowing base.

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

Maintaining a strong balance sheet and ample liquidity are key components of our business strategy. For 2016, we will continue our focus on preserving financial flexibility and ample liquidity as we manage the risks facing our industry. Our 2016 capital budget is reflective of decreased commodity prices and has been established based on an expectation of available cash flows, with any cash flow deficiencies expected to be funded by borrowings under our revolving credit facility. As we have done historically to preserve or enhance liquidity we may adjust our capital program throughout the year, divest assets, or enter into strategic joint ventures. We are actively in discussions with financial partners for funding to develop our asset base and, if required, pay down our revolving credit facility should our borrowing base become limited due to the deterioration of commodity prices.

Due to the uncertainty of financing availability we have removed all but one PUD location from our yearend reserve report in accordance with the SEC rules governing the scheduling of the drilling of PUD reserves within 5 years. The one PUD included in our report was drilled in the first quarter of 2016 as part of our joint venture with Apache Corporation in Upton County, Texas.

We began our West Texas, Upton County horizontal drilling program during 2015 and through the third quarter of 2016 we have drilled 5 wells in this phase. Discussions with our joint venture partner in that program, Apache Corporation, indicate that including additional phases of development the program will result in approximately 60 horizontal wells being drilled at a cost of approximately $470 million. We own various interests, ranging from 16% up to 50% interest in the lands to be developed in the program, and expect our share of these capital expenditures to be approximately $120 million. The actual number of wells to be drilled and the timing of the drilling may vary based on commodity market conditions. Apache drilling plans indicated two of these wells will be drilled later this year at a cost of $12.6 million, of which our share is $4.5 million. The latest well drilled commenced production July 17, 2016 and is currently producing on an ESP at approximately 850 barrels of oil and 1,500 Mcf of gas per day.

We are also participating in the drilling of six other West Texas horizontal wells in which we hold a 4.15% interest and expect our share of drilling and completion costs to be $1 million. Currently four of those wells are awaiting completion and two are in their final drilling stage.

During 2016 we commenced our Martin County, Texas horizontal drilling program, operated by RSP Permian, two wells have been drilled and are currently producing. One well was placed on production June 21, 2016 and the second well was placed on production July 7, 2016. Two additional wells are currently in the drilling phase and we expect them to be completed in the first quarter of 2017 at a cost of approximately $13 million, of which our share is $4.4 million.

In our Oklahoma drilling program the Sun Up well, operated by Devon Energy, was spudded on June 6, 2016 and is currently awaiting completion. We have a 26.65% working interest in this well and expect our share of the drilling and completion costs to be approximately $1.8 million. Also, the Red Square well was spudded on November 5, 2016 and is currently drilling. We have a 17.66% working interest in this well and expect our share of the drilling and completion costs to be approximately $1.12 million

We have in place both a stock repurchase program and a limited partnership interest repurchase program under which we expect to continue spending during 2016. For the nine month period ended September 30, 2016, we have spent $696 thousand under these programs.

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

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	RISK FACTORS

The Company is a smaller reporting company and no response is required pursuant to this Item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities by the Company during the period covered by this report.

During the nine months ended September 30, 2016, the Company purchased the following shares of common stock as treasury shares.

	Number of Shares	Average Price Paid per share	Maximum Number of Shares that May Yet Be Purchased Under The Program at Month - End (1)
January	10,070	$47.96	248,158
February	—	$—	248,158
March	61	$34.72	248,097
April	143	$32.03	247,954
May	446	$42.42	247,508
June	—	$—	—
July	—	$—	—
August	—	$—	—
September	—	$—	—

Total/Average	10,720	$47.44

(1)	In December 1993, we announced that the Board of Directors authorized a stock repurchase program whereby we may purchase outstanding shares of the common stock from time-to-time, in open market transactions or negotiated sales. On October 31, 2012, the Board of Directors of the Company approved an additional 500,000 shares of the Company’s stock to be included in the stock repurchase program. A total of 3,500,000 shares have been authorized to date under this program. Through September 30, 2016, a total of 3,252,492 shares have been repurchased under this program for $54,545,185 at an average price of $16.77 per share. Additional purchases of shares may occur as market conditions warrant. We expect future purchases will be funded with internally generated cash flow or from working capital.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	RESERVED

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit No.

3.1	Restated Certificate of Incorporation of PrimeEnergy Corporation (effective July 1, 2009) (Incorporated by reference to Exhibit 3.1 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2009)

3.2	Bylaws of PrimeEnergy Corporation (Incorporated by reference to Exhibit 3.2 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2010)

10.18	Composite copy of Non-Statutory Option Agreements (Incorporated by reference to Exhibit 10.18 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2004)

10.22.5.9	Second Amended and Restated Credit Agreement dated July 30, 2010, by and among PrimeEnergy Corporation, the Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, and EOWS Midland Company), Compass Bank (successor in interest to Guaranty Bank, FSB) As Administrative Agent and Letter of Credit Issuer, BBVA Compass, As Sole Lead Arranger and Sole Bookrunner and The Lenders Signatory Hereto (BNP Paribas, JPMorgan Chase Bank, N.A. and Amegy Bank National Association) (Incorporated by reference to Exhibit 10.22.5.9 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2010)

10.22.5.9.1	First Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, BNP Paribas, JPMorgan Chase Bank, N.A., Amegy Bank National Association) effective September 30, 2010 (Incorporated by reference to Exhibit 10.22.5.9.1 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2010).

10.22.5.9.2	Second Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, BNP Paribas, JPMorgan Chase Bank, N.A., Amegy Bank National Association) effective June 22, 2011 (Incorporated by reference to Exhibit 10.22.5.9.2 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2011).

10.22.5.9.3	Third Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, BNP Paribas, JPMorgan Chase Bank, N.A., Amegy Bank National Association) effective December 8, 2011 (Incorporated by reference to Exhibit 10.22.5.9.3 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2011).

10.22.5.9.4	Fourth Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, BNP Paribas, JPMorgan Chase Bank, N.A., Amegy Bank National Association) effective June 25, 2012 (Incorporated by reference to Exhibit 10.22.5.9.4 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2012).

10.22.5.9.5	Fifth Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company, Prime Offshore L.L.C.), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, Wells Fargo Bank National Association, JPMorgan Chase Bank, N.A., Amegy Bank National Association, KeyBank National Association) effective November 26, 2012 (Incorporated by reference to Exhibit 10.22.5.9.5 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2012).

Exhibit No.

10.22.5.9.6	Sixth Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company, Prime Offshore L.L.C.), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, Wells Fargo Bank National Association, JPMorgan Chase Bank, N.A., Amegy Bank National Association, KeyBank National Association) effective June 28, 2013 (Incorporated by reference to Exhibit 10.22.5.9.6 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2013).

10.22.5.9.7	Assignment Agreement made by and among Amegy Bank National Association, as Assignor, and Compass Bank (successor in interest to Guaranty Bank, FSB), Wells Fargo Bank, National Association, JPMorgan Chase Bank and KeyBank National Association, as Assignees, effective December 23, 2013 (Incorporated by reference to Exhibit 10.22.5.9.7 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2013).

10.22.5.9.8	Seventh Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company, Prime Offshore L.L.C.), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, Wells Fargo Bank National Association, JPMorgan Chase Bank, N.A., KeyBank National Association) effective June 26, 2014 (Incorporated by reference to Exhibit 10.22.5.9.8 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2014).

10.22.5.9.9	Eighth Amendment To Second Amended and Restated Credit Agreement Among PrimeEnergy Corporation, The Guarantors Party Hereto (PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company, Prime Offshore L.L.C.), Compass Bank (successor in interest to Guaranty Bank, FSB), As Administrative Agent, Letter of Credit Issuer and Collateral Agent and The Lenders Signatory Hereto (Compass Bank, Wells Fargo Bank National Association, JPMorgan Chase Bank, N.A., KeyBank National Association) effective June 29, 2015 (Incorporated by reference to Exhibit 10.22.5.9.9 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2015).

10.22.5.9.10	Ninth Amendment To Second Amended and Restated Credit Agreement and Limited Waiver Among PrimeEnergy Corporation, as Borrower and PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, E O W S Midland Company and Prime Offshore L.L.C., as Guarantors, and Compass Bank, as Administrative Agent for Lenders and with Wells Fargo Bank National Association, JPMorgan Chase Bank, N.A., Citibank, N.A., and KeyBank National Association, as Lenders, effective July 22, 2016 (Incorporated by reference to Exhibit 10.22.5.9.10 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2016).

10.23.1	Loan and Security Agreement dated July 31, 2013, by and between JP Morgan Chase Bank, N.A. and Eastern Oil Well Service Company, EOWS Midland Company and Southwest Oilfield Construction Company (Incorporated by reference to Exhibit 10.23.1 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2013).

10.23.2	Business Purpose Promissory Note dated July 31, 2013, made by Eastern Oil Well Service Company, EOWS Midland Company and Southwest Oilfield Construction Company to JP Morgan Chase Bank N.A. (Incorporated by reference to Exhibit 10.23.2 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2013).

10.23.3	Guaranty dated July 31, 2013, made by PrimeEnergy Corporation in favor of JP Morgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.23.3 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2013).

10.23.4	Agreement of Equipment Substitution dated January 15, 2014, by and between JP Morgan Chase Bank, N.A. and Eastern Oil Well Service Company, EOWS Midland Company and Southwest Oilfield Construction Company (Incorporated by reference to Exhibit 10.23.4 to PrimeEnergy Corporation Form 10-Q for the quarter ended March 31, 2014).

10.24.1	Loan and Security Agreement dated July 29, 2014, by and between JP Morgan Chase Bank, N.A. and Eastern Oil Well Service Company, EOWS Midland Company and Southwest Oilfield Construction Company (Incorporated by reference to Exhibit 10.24.1 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2014).

10.24.2	Business Purpose Promissory Note dated July 29, 2014, made by Eastern Oil Well Service Company, EOWS Midland Company and Southwest Oilfield Construction Company to JP Morgan Chase Bank N.A. (Incorporated by reference to Exhibit 10.24.2 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2014).

Exhibit No.

10.24.3	Guaranty dated July 29, 2014, made by PrimeEnergy Corporation in favor of JP Morgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.24.3 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2014).

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL (eXtensible Business Reporting Language) Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PrimeEnergy Corporation
(Registrant)

November 14, 2016	/s/ Charles E. Drimal, Jr.
(Date)	Charles E. Drimal, Jr.
President
Principal Executive Officer

November 14, 2016	/s/ Beverly A. Cummings
(Date)	Beverly A. Cummings
Executive Vice President
Principal Financial Officer