Form 10-K
period 2016-12-31
PRIMEENERGY CORP
filed 2017-04-18
CIK 56868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                      to                     .

is Commission File Number 0-7406

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

Indicate whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock of the Registrant held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of the last business day of the Registrant’s most recently completed second fiscal quarter, was $62,702,983.

The number of shares outstanding of each class of the Registrant’s Common Stock as of March 31, 2017 was 2,283,011 shares, Common Stock, $0.10 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement to be furnished to stockholders in connection with its Annual Meeting of Stockholders to be held in June 2017, are incorporated by reference in Part III hereof.

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

December 31, 2016

PART I

Item 1.	BUSINESS.

General

PrimeEnergy Corporation (the “Company”) was organized in March, 1973, under the laws of the State of Delaware.

We are an independent oil and natural gas company engaged in acquiring, developing and producing oil and natural gas. We presently own producing and non-producing properties located primarily in Texas, Oklahoma, West Virginia, New Mexico, Colorado and Louisiana. All of our oil and gas properties and interests are located in the United States. Through our subsidiaries Prime Operating Company, Eastern Oil Well Service Company and EOWS Midland Company, we act as operator and provide well servicing support operations for many of the onshore oil and gas wells in which we have an interest, as well as for third parties. We have owned and operated properties in the Gulf of Mexico through our subsidiary Prime Offshore L.L.C. We are also active in the acquisition of producing oil and gas properties through joint ventures with industry partners. Our subsidiary, PrimeEnergy Management Corporation (“PEMC”), acts as the managing general partner of seven oil and gas limited partnerships (the “Partnerships”), and acts as the managing trustee of two asset and income business trusts (“the Trusts”).

Exploration, Development and Recent Activities

The Company’s activities include development and exploratory drilling. Our strategy is to develop a balanced portfolio of drilling prospects that includes lower risk wells with a high probability of success and higher risk wells with greater economic potential. Based upon the results of horizontal wells drilled by us and other offsetting operators and historical vertical well performance, we decided in 2016 to reduce the number of vertical wells in our drilling program and drill more horizontal wells. We believe horizontal development of our resource base will provide the opportunity to improve returns relative to vertical drilling by accessing a larger base of reserves in target zones with a lateral wellbore.

Maintaining a strong balance sheet and ample liquidity are key components of our business strategy. For 2017, we will continue our focus on preserving financial flexibility and ample liquidity as we manage the risks facing our industry. Our 2017 capital budget is reflective of decreased commodity prices and has been established based on an expectation of available cash flows, with any cash flow deficiencies expected to be funded by borrowings under our revolving credit facility. As we have done historically to preserve or enhance liquidity we may adjust our capital program throughout the year, divest non-strategic assets, or enter into strategic joint ventures. We are actively in discussions with financial partners for funding to develop our asset base and, if required, pay down our revolving credit facility should our borrowing base become limited due to the deterioration of commodity prices.

In accordance with SEC rules governing the scheduling of the drilling of PUD reserves we have only included in our yearend reserve report, the 18 PUD locations for which we have an Authorization for Expenditure (AFE) and a definitive plan to drill.

Our West Texas horizontal drilling program began in 2015 with the drilling of two wells. Through December 31, 2016 we have drilled and completed eight wells. Development is continuing and we are currently participating in an additional 19 horizontal wells in this program. As of March 31, 2017, these wells are in various stages of being drilled, completed, have been placed on production, or are waiting on hydraulic fracture stimulation. We anticipate the drilling of an additional 13 wells in 2017, although AFEs and specific plans for drilling have not been received. Although the actual count may vary, this additional activity brings the anticipated total to 32 horizontal wells drilled in 2017 in our West Texas horizontal drilling program. In addition, the Company is participating for less than 1% interest in 13 other horizontal wells.

In Upton County, Texas, we are developing a contiguous 3,900 acre block with our joint venture partner, Apache Corporation, where the Company holds approximately 48% interest in 2,606 gross acres. Through yearend 2016 six wells had been drilled and completed. In the first quarter of 2017 an additional eight wells have been spud and are in various stages of being drilled or completed. Apache Corporation has indicated their plans to PAD drill the acreage and that future phases of the development will result in approximately 60 horizontal wells being drilled at a cost of about $470 million. We own various interests ranging from 14% to 49% in the lands to be developed in this project and expect our share of these capital expenditures to be approximately $120 million. The actual number of wells to be drilled and the timing of the drilling may vary based on commodity market conditions. Apache drilling plans indicate an additional nine wells will be drilled later this year at a cost of $60 million, of which our share is approximately $19 million. These wells meet the definition of proved undeveloped reserves, however, they were not included in our yearend reserve report because we had not yet received AFEs and formal drilling plans. Also in Upton County, the Company is participating for 4% interest with Apache in the development of a 640 acre block where six wells, that were spud in 2016, have been completed and are on production as of March 31, 2017. These wells were included in our year end reserve report as Proved Undeveloped Reserves.

In 2016 we commenced our Martin County, Texas horizontal drilling program with the drilling of two wells that began production in July, 2016. These wells were drilled on a 960 acre block that the Company is developing with RSP Permian. An additional two wells were spud in the fourth quarter of 2016 and as of March 31, 2017, they are both producing. These two wells were included as PUDs in our yearend reserve report with the Company owning 35% to 38% interest. RSP Permian drilling plans indicate an additional two wells will be drilled in 2017, however, these were not included in the reserves report, as AFEs for these have not yet been received.

The Company maintains an acreage position of 21,166 gross (13,021 net) acres in the Permian Basin in West Texas, primarily in Reagan, Upton, Midland and Martin counties. We believe this acreage has significant resource potential in multiple Spraberry and Wolfcamp intervals that support the potential drilling of as many as 250 additional wells.

Our Oklahoma horizontal development program, which began in 2012, has participated in 24 horizontal wells for approximately $23 million through the first quarter of 2017. Over this same time period the Company chose to retain an over-riding royalty interest in 21 other horizontal wells. Presently the Company is participating with 17.6% interest in a horizontal well in Canadian County operated by Devon Energy and with 11.8% interest in a horizontal well in Kingfisher County operated by Marathon Oil Company. Our share of these two wells will be approximately $2.2 Million. We have also elected to retain an ORRI in two additional horizontal wells currently being drilled in Garfield and Canadian counties. In addition, we are currently participating for 50% interest in a vertical well in Garvin County with an expected cost, net to PrimeEnergy, of $1.3 Million. As of March 31, 2017, five wells have been spud and are either drilling, in the process of being completed and production tested, or are waiting on hydraulic fracture stimulation. The horizontal activity on Company acreage is primarily focused in Canadian, Grady Kingfisher and Garvin counties where we have approximately 2,295 net acres. We believe our acreage has significant additional resource potential that could support the drilling of 78 new horizontal wells based on an estimate of only two wells per section with our share of the capital expenditure being about $42 million at an average 10.5% ownership level.

In 2016, the limited partners of the Company’s managed drilling funds, located in West Virginia, voted to terminate the partnerships, sell the wells to the Company and retain their proportionate share of the leases previously held by those partnerships. These leases may potentially see future development should the horizontal shale plays of the Appalachian Basin expand into these areas.

Significant 2016 Activity

As of December 31, 2016, we had net capitalized costs related to proved oil and gas properties of $187.5 million. Total expenditures for the acquisition, exploration and development of our properties during 2016 were $17.1 million. Proved reserves as of December 31, 2016, were 7.7 MBOE which consisted of 99% proved developed reserves.

During 2016, we participated in drilling a total of 27 gross (3.6 net) wells; all of these wells are currently producing. This included 22 wells in our West Texas drilling program and 4 wells in our Mid-Continent region and one well in our Gulf Coast district.

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

Well Operations

Our operations are conducted through our principal offices in Houston, Texas, and district offices in Houston and Midland, Texas, Oklahoma City, Oklahoma, and Charleston, West Virginia. We currently operate 1,513 wells, 311 through the Houston office, 366 through the Midland office, 359 through the Oklahoma City office and 477 through the Charleston, West Virginia office. Substantially all of the wells we operate are wells in which we have an interest.

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

PEMC, as managing general partner of the Partnerships and managing trustee of the Trusts, is responsible for all Partnership and Trust activities, the drilling of development wells and the production and sale of oil and gas from productive wells. PEMC also provides administration, accounting and tax preparation for the Partnerships and Trusts from our offices in Houston, Texas. PEMC is liable for all debts and liabilities of the Partnerships and Trusts, to the extent that the assets of a given limited partnership or trust are not sufficient to satisfy its obligations. We stopped sponsoring partnerships and trusts in 1992. In 2016, we liquidated 11 of those partnerships, and today there are only 7 partnerships and 2 trusts remaining. The aggregate number of limited partners in the Partnerships and beneficial owners of the Trusts now administered by PEMC is approximately 660.

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

Major Customers

Listed below are the percent of our total oil and gas sales made to each of our customers whose purchases represented more than 10% of our oil and gas sales in 2016.

Oil Purchasers:
Plains All American Inc.	40.72%
Infinity Hydrocarbons, LLC.	15.18%
Gas Purchasers:
Targa Pipeline Mid-Continent	34.18%
Continuum Producer Services	11.87%

Although there are no long-term purchasing agreements with these purchasers, we believe that they will continue to purchase our oil and gas products and, if not, could be readily replaced by other purchasers.

Employees

At March 1, 2017, we had 155 full-time employees, 48 of whom were employed at our principal offices in Houston, Texas, at the offices of Prime Operating Company, Eastern Oil Well Service Company and EOWS Midland Company, and 107 employees who were primarily involved in our district operations in Midland, Texas, Elmore City and Oklahoma City, Oklahoma and Charleston, West Virginia.

Item 1A.	RISK FACTORS.

Natural gas and oil prices fluctuate widely, and low prices for an extended period of time are likely to have a material adverse impact on our business.

Our revenues, operating results, financial condition and ability to borrow funds or obtain additional capital depend substantially on prevailing prices for natural gas and oil. Lower commodity prices may reduce the amount of natural gas and oil that we can produce economically. Natural gas prices, based on the twelve-month average of the first of the month Henry Hub index price, were $2.49 per Mmbtu in 2016 compared to $2.59 per Mmbtu in 2015, and have remained flat at $2.51 per Mmbtu in February 2017. Oil prices, based on the NYMEX monthly average price, were $43.29 per barrel in 2016 compared to $50.28 per barrel in 2015, and have increased to $53.16 through February 2017. Any substantial or extended decline in future natural gas or crude oil prices would have, a material adverse effect on our future business, financial condition, results of operations, cash flows, liquidity or ability to finance planned capital expenditures and commitments. Furthermore, substantial, extended decreases in natural gas and crude oil prices may cause us to delay or postpone a significant portion of our exploration, development and exploitation projects or may render such projects uneconomic, which may result in significant downward adjustments to our estimated proved reserves and could negatively impact our ability to borrow and cost of capital and our ability to access capital markets, increase our costs under our revolving credit facility, and limit our ability to execute aspects of our business plans.

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

The borrowing base under our revolving credit facility is currently $75 million, and lender commitments under our revolving credit facility are $300 million. The borrowing base is redetermined semi-annually under the terms of the revolving credit facility. In addition, either we or the lenders may request an interim redetermination twice a year or in conjunction with certain acquisitions or sales of oil and gas properties. Our borrowing base may decrease as a result of lower natural gas or oil prices, operating difficulties, declines in reserves, lending requirements or regulations, the issuance of new indebtedness or for other reasons set forth in our revolving credit agreement. In the event of a decrease in our borrowing base due to declines in commodity prices or otherwise, our ability to borrow under our revolving credit facility may be limited and we could be required to repay any indebtedness in excess of the redetermined borrowing base. In addition, we may be unable to access the equity or debt capital markets to meet our obligations, including any such debt repayment obligations.

Strategic determinations, including the allocation of capital and other resources to strategic opportunities, are challenging, and our failure to appropriately allocate capital and resources among our strategic opportunities may adversely affect our financial condition and reduce our growth rate.

Our future growth prospects are dependent upon our ability to identify optimal strategies for our business. In developing our business plan, we considered allocating capital and other resources to various aspects of our businesses including well-development (primarily drilling), reserve acquisitions, exploratory activity, corporate items and other alternatives. We also considered our likely sources of capital. Notwithstanding the determinations made in the development of our 2017 plan, business opportunities not previously identified periodically come to our attention, including possible acquisitions and dispositions. If we fail to identify optimal business strategies, or fail to optimize our capital investment and capital raising opportunities and the use of our other resources in furtherance of our business strategies, our financial condition and growth rate may be adversely affected. Moreover, economic or other circumstances may change from those contemplated by our 2017 plan, and our failure to recognize or respond to those changes may limit our ability to achieve our objectives.

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

As of December 31, 2016, we maintain for our operations total excess liability insurance with limits of $20 million per occurrence and in the aggregate covering certain general liability and certain “sudden and accidental” environmental risks with a deductible of $10,000 per occurrence, subject to all terms, restrictions and sub-limits of the policies. We also maintain general liability insurance limits of $1 million per occurrence and $2 million in the aggregate.

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

Our executive offices as well as offices of Prime Operating Company, Eastern Oil Well Service Company, EOWS Midland Company and Prime Offshore L.L.C., are located in leased premises in Houston, Texas.

We maintain district offices in Midland, Texas, Oklahoma City, Oklahoma and Charleston, West Virginia, and have field offices in Carrizo Springs and Midland, Texas, Elmore City, Oklahoma and Orma, West Virginia.

Substantially all of our oil and gas properties are subject to a mortgage given to collateralize indebtedness or are subject to being mortgaged upon request by our lenders for additional collateral.

The information set forth below concerning our properties, activities, and oil and gas reserves include our interests in affiliated entities.

The following table sets forth the exploratory and development drilling experience with respect to wells in which we participated during the three years ended December 31, 2016.

	2016		2015		2014
	Gross	Net	Gross	Net	Gross	Net
Exploratory:
Oil	—	—	—	—	—	—
Gas	—	—	—	—	—	—
Dry	—	—	—	—	—	—
Development:
Oil	27	3.6	8	3.6	25	11.79
Gas	—	—	—	—	—	—
Dry	—	—	—	—	—	—
Total:
Oil	27	3.6	8	3.6	25	11.79
Gas	—	—	—	—	—	—
Dry	—	—	—	—	—	—

	27	3.6	8	3.6	25	11.79

Oil and Gas Production

As of December 31, 2016, we had ownership interests in the following numbers of gross and net producing oil and gas wells (1).

	Gross	Net
Producing wells(1):
Oil Wells	853	392
Gas Wells	775	460

(1)	A gross well is a well in which a working interest is owned. A net well is the sum of the fractional revenue interests owned in gross wells. Wells are classified by their primary product. Some wells produce both oil and gas.

The following table shows our net production of oil and natural gas for each of the three years ended December 31, 2016. “Net” production is net after royalty interests of others are deducted and is determined by multiplying the gross production volume of properties in which we have an interest by percentage of the leasehold, mineral or royalty interest owned by us.

	2016	2015	2014
Oil (barrels)	670,000	720,000	759,000
Gas (Mcf)	4,546,000	4,696,000	4,741,000

The following table sets forth our average sales price per barrel of oil and average sales prices per one thousand cubic feet (“Mcf”) of gas, together with our average production costs per unit of production for the three years ended December 31, 2016.

	2016	2015	2014
Average sales price per barrel	$39.73	$70.93	$86.68
Average sales price per Mcf	2.57	3.35	5.15
Average production costs per net equivalent barrel(1)	18.21	21.24	25.51

(1)	Net equivalent barrels are computed at a rate of 6 Mcf per barrel and costs exclude production taxes.

Average oil and gas prices received excluding the impact of derivatives were:

	2016	2015	2014
Oil Price per barrel	$39.78	$45.74	$86.73
Gas Price per Mcf	2.56	2.71	5.32

Acreage

The following table sets forth the approximate gross and net undeveloped acreage in which we have leasehold and mineral interests as of December 31, 2016. “Undeveloped acreage” is that acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves.

	Developed		Undeveloped		Total
	Gross	Net	Gross	Net	Gross	Net
Leasehold acreage	187,579	82,908	3,016	252	190,596	83,159
Mineral fee acreage	1,640	117	19,257	417	20,897	534

Total	189,219	83,025	22,273	669	211,493	83,693

Total Net Undeveloped Acreage Expiration

In the event that production is not established or we take no action to extend or renew the terms of our leases, our net undeveloped acreage that will expire over the next three years, as of December 31, 2016, is 35 acres for the year ending December 31, 2017, none in 2018, and 58 acres in 2019.

Reserves

Our interests, including the interests held by the Partnerships, in proved developed and undeveloped oil and gas properties have been evaluated by Ryder Scott Company, L.P. for each of the three years ended December 31, 2016. The professional qualifications of the technical persons primarily responsible for overseeing the preparation of the reserves estimates can be found in Exhibit 99.1, the Ryder Scott Company, L.P. Report on Registrant’s Reserves Estimates. In matters related to the preparation of our reserve estimates, our district managers report to the Engineering Data manager, who maintains oversight and compliance responsibility for the internal reserve estimate process and provides oversight for the annual preparation of reserve estimates of 100% of our year-end reserves by our independent third party engineers, Ryder Scott Company, L.P. The members of our district and central groups consist of degreed engineers, geologists and geophysicists and technicians with between approximately ten and thirty-five years of industry experience, and between three and twenty years of experience managing our reserves. Our Engineering Data manager, the technical person primarily responsible for overseeing the preparation of reserves estimates, has over twenty-five years of experience, holds a Bachelor degree in Geology and an MBA in finance and is a member of the Society of Petroleum Engineers and American Association of Petroleum Geologists. See Part II, Item 8. “Financial Statements and Supplementary Data”, for additional discussions regarding proved reserves and their related cash flows.

All of our reserves are located within the continental United States. The following table summarizes our oil and gas reserves at each of the respective dates:

	Reserve Category
	Proved Developed				Proved Undeveloped				Total
As of December 31,	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf)	Total (MBoe)	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf)	Total (MBoe)	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf)	Total (MBoe)
				(a)				(a)				(a)
2014	6,239	2,160	32,267	13,777	14,709	4,322	26,331	23,420	20,948	6,482	58,958	37,197
2015	4,579	1,673	23,275	10,131	52	12	55	73	4,631	1,685	23,330	10,204
2016	3,107	1,265	13,001	6,539	643	159	2,003	1,135	3,750	1,424	15,004	7,674

(a)	In computing total reserves on a barrels of oil equivalent (Boe), gas is converted to oil based on its relative energy content at the rate of six Mcf of gas to one barrel of oil and NGLs are converted based upon volume; one barrel of natural gas liquids equals one barrel of oil.

Proved undeveloped reserves of 23,420 MBoe as of December 31, 2014 included 126 drilling locations in our West Texas drilling program, 10 drilling locations in our Mid-Continent region and 3 drilling locations in our Gulf Coast region. During 2015 we converted 997 MBoe to proved developed producing reserves at a cost of $7.9 million. For our December 31, 2015 reserve report we had removed all but one PUD location, due to the uncertainty of near term commodity prices and available capital for drilling expenditure. This PUD location, part of our West Texas horizontal drilling program, had net proved undeveloped reserves of 73 MBoe, as of December 31, 2015 and was drilled in the first quarter of 2016.

During 2016 five horizontal wells were drilled in West Texas, two in Oklahoma, and one vertical well was drilled onshore Texas Gulf Coast. In addition, we had an increase in reserves from over-riding royalty interest in 14 horizontal wells drilled in Oklahoma by other operators. In total, these projects added 924 MBoe to proved developed producing reserves at a cost of $20.8 million. Included in our December 31, 2016, reserve report are 20 PUD locations, 19 of these being horizontal, and many of these were drilled and cased by yearend, but had not yet been stimulated. Proved undeveloped reserves of 1,135 Mboe are attributable to these 20 wells. As of March 31, 2017, all 20 wells are drilled and cased, seven of these are completed and on production, three are in the process of being hydraulically fracture stimulated and ten are expected to be stimulated within the second quarter of 2017. In addition, the Company is actively participating in ten horizontal wells in West Texas that are in the process of being drilled or completed. The estimated 88ths cost of these ten wells will be approximately $70 Million, of which the Company’s share will be about $23 Million. Future development plans have been established based on an expectation of available cash flows from operations and availability of funds under our revolving credit facility.

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

The estimated future net revenue (using current prices and costs as of those dates) and the present value of future net revenue (at a 10% discount for estimated timing of cash flow) for our proved developed and proved undeveloped oil and gas reserves at the end of each of the three years ended December 31, 2016, are summarized as follows (in thousands of dollars):

	Proved Developed		Proved Undeveloped		Total
As of December 31,	Future Net Revenue	Present Value 10 Of Future Net Revenue	Future Net Revenue	Present Value 10 Of Future Net Revenue	Future Net Revenue	Present Value 10 Of Future Net Revenue	Present Value 10 Of Future Income Taxes	Standardized Measure of Discounted Cash flow
2014	$295,554	$185,566	$864,024	$312,073	$1,159,578	$497,639	$154,351	$343,288
2015	$70,834	$60,962	$1,098	$233	$71,932	$61,195	$2,393	$58,802
2016	$56,467	$46,827	$18,114	$10,403	$74,581	$57,230	$4,993	$52,237

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

Natural gas prices, based on the twelve-month average of the first of the month Henry Hub index price, were $2.49 per MMBtu in 2016 as compared to $2.59 per MMBtu in 2015. Oil prices, based on the NYMEX monthly average price, were $43.29 per barrel in 2016 as compared to $48.66 per barrel in 2015.

Since January 1, 2017, we have not filed any estimates of our oil and gas reserves with, nor were any such estimates included in any reports to, any federal authority or agency, other than the Securities and Exchange Commission.

District Information

The following table presents certain reserve, production and well information as of December 31, 2016.

	Appalachian	Gulf Coast	Mid- Continent	West Texas	Other	Total
Proved Reserves at Year End (MBoe)	193	766	1,280	4,244	57	6,540
Developed
Undeveloped	—	—	289	846	—	1,135

Total	193	766	1,569	5,090	57	7,675
Average Daily Production (Boe per day)	279	486	1,089	1,882	50	3,786
Gross Wells	632	291	585	514	97	2,119
Net Wells	387	134	246	175	17	959
Gross Operated Wells	477	254	359	366	57	1,513

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

Appalachian Region

Our Appalachian activities are concentrated primarily in West Virginia. This region is managed from our office in Charleston, West Virginia. Our assets in this region include a large acreage position and a high concentration of wells. At December 31, 2016, we had 632 wells (387 net), of which 477 wells are operated. There are multiple producing intervals that include the Big Lime, Injun, Blue Monday, Weir, Berea, Gordon and Devonian Shale formations at depths primarily ranging from 1,600 to 5,600 feet. Average net daily production in 2016 was 279 Boe. While natural gas production volumes from Appalachian reservoirs are relatively low on a per-well basis compared to other areas of the United States, the productive life of Appalachian reserves is relatively long. At December 31, 2016, we had 193 MBoe of proved reserves (substantially all natural gas) in the Appalachian region, constituting 3% of our total proved reserves. We maintain an acreage position of over 40,200 gross (33,400 net) acres in this region, primarily in Calhoun, Clay and Roane counties. We operate a small field service group in this region utilizing one swab rig, one paraffin truck, one saltwater hauling truck and limited excavating equipment to primarily service our own operated wells and locations. As of March 31, 2017 the Appalachian region has no wells in the process of being drilled, no waterfloods in the process of being installed and no other related activities of material importance.

Gulf Coast Region

Our development, exploitation, exploration and production activities in the Gulf Coast region are primarily concentrated in southeast Texas. This region is managed from our office in Houston, Texas. Principal producing intervals are in the Marg Tex, Wilcox, Pettit, Glenrose, Woodbine, San Miguel, Olmos, and Yegua formations at depths ranging from 3,000 to 12,500 feet. We had 291 wells (134 net) in the Gulf Coast region as of December 31, 2016, of which 254 wells are operated by us. Average daily production in 2016 was 486 Boe. At December 31, 2016, we had 766 MBoe of proved reserves in the Gulf Coast region, which represented 10% of our total proved reserves. We maintain an acreage position of over 20,000 gross (9,500 net) acres in this region, primarily in Dimmit, Duval and Polk counties. We operate a field service group in this region from a field office in Carrizo Springs, Texas utilizing 3 workover rigs, 18 water transport trucks, two saltwater disposal well and several trucks and excavating equipment. Services including well service support, site preparation and construction services for drilling and workover operations are provided to third party operators as well as utilized in our own operated wells and locations. As of March 31, 2017 the Gulf Coast region has no operated wells in the process of being drilled, no waterfloods in the process of being installed and no other related activities of material importance.

Mid-Continent Region

Our Mid-Continent activities are concentrated in central Oklahoma. This region is managed from our office in Oklahoma City, Oklahoma. As of December 31, 2016, we had 585 wells (246 net) in the Mid-Continent area, of which 359 wells are operated by us. Principal producing intervals are in the Roberson, Avant, Skinner, Sycamore, Bromide, McLish, Hunton, Mississippian, Oswego, Red Fork, and Chester formations at depths ranging from 1,100 to 10,500 feet. Average net daily production in 2016 was 1,089 Boe. At December 31, 2016, we had 1569 MBoe of proved reserves in the Mid-Continent area, or 20% of our total proved reserves. We maintain an acreage position of over 86,000 gross (29,000 net) acres in this region, primarily in Canadian, Kingfisher , Grant and Garvin counties. We operate a field service group in this region from a field office in Elmore City, utilizing one workover rig and 1 saltwater hauling truck. Our Mid-Continent region is actively participating with third party operators in the horizontal development of lands that include Company owned interest in several counties in the Stack and Scoop plays of Oklahoma where drilling is primarily targeting reservoirs of the Mississippian, Woodford, and Hunton formations. As of March 31, 2017, the Mid-Continent region has participated in the drilling and completion of two wells included as Proved Undeveloped at year-end. In addition, the Company is currently participating, with 11.8% working interest, in the drilling of a horizontal well operated by Marathon Corporation in Kingfisher County targeting a Mississippian interval.

West Texas Region

Our West Texas activities are concentrated in the Permian Basin in Texas and New Mexico. The Spraberry field was discovered in 1949, encompasses eight counties in West Texas and the Company believes it is the largest oil field in the United States. The field is approximately 150 miles long and 75 miles wide at its widest point. The oil produced is West Texas Intermediate Sweet, and the gas produced is casing-head gas with an average energy content of 1,400 Btu. The oil and gas are produced primarily from six formations; the upper and lower Spraberry, the Dean, the Wolfcamp, the Strawn and the Atoka, at depths ranging from 6,700 feet to 11,300 feet. This region is managed from our office in Midland, Texas. As of December 31, 2016, we had 514 wells (175 net) in the West Texas area, of which 366 wells are operated by us. Principal producing intervals are in the Spraberry, Wolfcamp and San Andres formations at depths ranging from 5,500 to 12,500 feet. Average net daily production in 2016 was 1,882Boe. At December 31, 2016, we had 5090 MBoe of proved reserves in the West Texas area, or 66% of our total proved reserves. We maintain an acreage position of over 19,600 gross (11,860 net) acres in the Permian Basin in West Texas, primarily in Reagan, Upton, Martin and Midland counties and believe this acreage has significant resource potential for horizontal drilling in the Spraberry and Wolfcamp intervals. We operate a field service group in this region utilizing 8 workover rigs, 4 hot oiler trucks and 1 kill truck. Services including well service support, site preparation and construction services for drilling and workover operations are provided to third party operators as well as utilized in our own operated wells and locations. At December 31, 2016 the Company had identified and committed to participate in 18 Proved Undeveloped horizontal drilling locations. As of March 31, 2017 all 18 of these wells have been drilled and are either on production or are in the process of being fracture stimulated. In addition, the Company is currently participating for 38.25% working interest in the drilling of six horizontal wells operated by Apache that are targeting the Wolfcamp Formation.

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

	High	Low
2016
First Quarter	$52.00	$33.39
Second Quarter	63.00	27.50
Third Quarter	61.00	48.01
Fourth Quarter	58.99	43.25
2015
First Quarter	$73.00	$52.01
Second Quarter	59.80	50.01
Third Quarter	77.00	50.79
Fourth Quarter	72.53	45.31

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

As of March 31, 2017, there were 453 registered holders of the common stock.

No dividends have been declared or paid during the past two years on our common stock. Provisions of our line of credit agreement restrict our ability to pay dividends. Such dividends may be declared out of funds legally available therefore, when and as declared by our Board of Directors.

Issuer Purchases of Equity Securities

In December 1993, we announced that the Board of Directors authorized a stock repurchase program whereby we may purchase outstanding shares of the common stock from time-to-time, in open market transactions or negotiated sales. On October 31, 2012, the Board of Directors of the Company approved an additional 500,000 shares of the Company’s stock to be included in the stock repurchase program. A total of 3,500,000 shares have been authorized, to date, under this program. Through December 31, 2016, a total of 3,262,953 shares have been repurchased under this program for $ 55,129,650 at an average price of $16.90 per share. Additional purchases of shares may occur as market conditions warrant. We expect future purchases will be funded with internally generated cash flow or from working capital.

2016 Month	Number of Shares	Average Price Paid per share	Maximum Number of Shares that May Yet Be Purchased Under The Program at Month-End
January	10,070	$47.96	248,158
February	—	—	248,158
March	61	34.72	248,097
April	143	32.03	247,954
May	446	42.42	247,508
June	—	—	247,508
July	—	—	247,508
August	—	—	247,508
September	—	—	247,508
October	99	57.57	247,409
November	83	49.71	247,326
December	10,279	55.90	237,047

Total / Average	21,181	$51.60

Item 6.	SELECTED FINANCIAL DATA

We are a smaller reporting company and therefore no response is required pursuant to this Item.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Net cash provided by operating activities for the year ended December 31, 2016 was $11.0 million, compared to $21 million in the prior year. Excluding the effects of significant unforeseen expenses or other income, our cash flow from operations fluctuates primarily because of variations in oil and gas production and prices or changes in working capital accounts. Our oil and gas production will vary based on actual well performance but may be curtailed due to factors beyond our control.

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

Maintaining a strong balance sheet and ample liquidity are key components of our business strategy. For 2017, we will continue our focus on preserving financial flexibility and ample liquidity as we manage the risks facing our industry. Our 2017 capital budget is reflective of decreased commodity prices and has been established based on an expectation of available cash flows, with any cash flow deficiencies expected to be funded by borrowings under our revolving credit facility. As we have done historically to preserve or enhance liquidity we may adjust our capital program throughout the year, divest assets, or enter into strategic joint ventures. We are actively in discussions with financial partners for funding to develop our asset base and, if required, pay down our revolving credit facility should our borrowing base become limited due to the deterioration of commodity prices.

On February 15, 2017, the Company and its lenders entered into a Third Amended and Restated Credit Agreement with a maturity date of February 15, 2021, providing for a credit facility totaling $300 million, with a borrowing base of $75 million. As of March 31, 2017 the Company has $24.8 million in outstanding borrowings and $40.2 million in availability under this facility. The bank reviews the borrowing base semi-annually and, at their discretion, may decrease or propose an increase to the borrowing base relative to a redetermined estimate of proved oil and gas reserves. The next borrowing base review is scheduled for June 2017. Our oil and gas properties are pledged as collateral for the line of credit and we are subject to certain financial and operational covenants defined in the agreement. We are currently in compliance with these covenants and expect to be in compliance over the next twelve months. If we do not comply with these covenants on a continuing basis, the lenders have the right to refuse to advance additional funds under the facility and/or declare all principal and interest immediately due and payable. Our borrowing base may decrease as a result of lower natural gas or oil prices, operating difficulties, declines in reserves, lending requirements or regulations, the issuance of new indebtedness or for other reasons set forth in our revolving credit agreement. In the event of a decrease in our borrowing base due to declines in commodity prices or otherwise, our ability to borrow under our revolving credit facility may be limited and we could be required to repay any indebtedness in excess of the redetermined borrowing base.

Our credit agreement required us to hedge a portion of our production as forecasted for the PDP reserves included in our borrowing base review engineering reports. Accordingly the Company has in place the following swap agreements for oil and natural gas.

		Monthly Hedge Volumes		Price
	Year	BBLs	MMBTU	BBLs	MMBTU
January through December	2017	14,300	235,000	$50.10	$3.11
January through December	2018	11,900	200,000	$52.02	$2.97
January through March	2019	12,500	130,000	$50.75	$3.12

In accordance with SEC rules governing the scheduling of the drilling of PUD reserves we have only included in our yearend reserve report, the 18 PUD locations for which we have an AFE and a definitive plan to drill. As described below, additional capital expenditures are expected in both our West Texas and Oklahoma regions.

Our West Texas horizontal drilling program began in 2015 with the drilling of two wells. Through December 31, 2016 we have drilled and completed eight wells. Development is continuing and we are currently participating in an additional 19 horizontal wells in this program. As of March 31, 2017, these wells are in various stages of being drilled, completed, have been placed on production, or are waiting on hydraulic fracture stimulation. We anticipate the drilling of an additional 13 wells in 2017, although AFEs and specific plans for drilling have not been received. Although the actual count may vary, this additional activity brings the anticipated total to 32 horizontal wells drilled in 2017 in our West Texas horizontal drilling program. In addition, the Company is participating for less than 1% interest in 13 other horizontal wells.

In Upton County, Texas, we are developing a contiguous 3,900 acre block with our joint venture partner, Apache Corporation, where the Company holds approximately 48% interest in 2,606 gross acres. Through yearend 2016 six wells had been drilled and completed. In the first quarter of 2017 an additional eight wells have been spud and are in various stages of being drilled or completed. Apache Corporation has indicated their plans to PAD drill the acreage and that future phases of the development will result in approximately 60 horizontal wells being drilled at a cost of about $470 million. We own various interests ranging from 14% to 49% in the lands to be developed in this project and expect our share of these capital expenditures to be approximately $120 million. The actual number of wells to be drilled and the timing of the drilling may vary based on commodity market conditions. Apache drilling plans indicate an additional nine wells will be drilled later this year at a cost of $60 million, of which our share is approximately $19 million. These wells meet the definition of proved undeveloped reserves, however, they were not included in our yearend reserve report because we had not yet received AFEs and formal drilling plans. Also in Upton County, the Company is participating for 4% interest with Apache in the development of a 640 acre block where six wells, that were spud in 2016, have been completed and are on production as of March 31, 2017. These wells were included in our year end reserve report as Proved Undeveloped Reserves.

In 2016 we commenced our Martin County, Texas horizontal drilling program with the drilling of two wells that began production in July, 2016. These wells were drilled on a 960 acre block that the Company is developing with RSP Permian. An additional two wells were spud in the fourth quarter of 2016 and as of March 31, 2017, they are both producing. These two wells were included as PUDs in our yearend reserve report with the Company owning 35% to 38% interest. RSP Permian drilling plans indicate an additional two wells will be drilled in 2017, however, these were not included in the reserves report, as AFEs for these have not yet been received.

The Company maintains an acreage position of 21,166 gross (13,021 net) acres in the Permian Basin in West Texas, primarily in Reagan, Upton, Midland and Martin counties. We believe this acreage has significant resource potential in multiple Spraberry and Wolfcamp intervals that support the potential drilling of as many as 250 additional wells.

Our Oklahoma horizontal development program, which began in 2012, has participated in 24 horizontal wells for approximately $23 million through the first quarter of 2017. Over this same time period the Company choose to retain an over-riding royalty interest in 21 other horizontal wells. Presently the Company is participating with 17.6% interest in a horizontal well in Canadian County operated by Devon Energy and with 11.8% interest in a horizontal well in Kingfisher County operated by Marathon Oil Company. Our share of these two wells will be approximately $2.2 Million. We have also elected to retain an ORRI in two additional horizontal wells currently being drilled in Garfield and Canadian counties. In addition, we are currently participating for 50% interest in a vertical well in Garvin County with an expected cost, net to PrimeEnergy, of $1.3 Million. As of March 31, 2017, all five wells have been spud and are either drilling, in the process of being completed and production tested, or are waiting on hydraulic fracture stimulation. The horizontal activity on company acreage is primarily focused in Canadian, Garvin, Grady and Kingfisher counties where we have approximately 2,295 net acres. We believe our acreage has significant additional resource potential that could support the drilling of 78 new horizontal wells based on an estimate of only two wells per section with our share of the capital expenditure being about $42 Million at an average 10.5% ownership level.

In 2016, the limited partners of the Company managed drilling funds, located in West Virginia, voted to terminate the partnerships, sell the wells to the Company and retain their proportionate share of the leases previously held by those partnerships. These leases may potentially see future development should the horizontal shale plays of the Appalachian Basin expand into these areas.

To supplement cash flow and finance our drilling program we have sold or farmed out certain acreage in exchange for cash and a royalty or working interest in both West Texas and Oklahoma. During 2016 proceeds under these agreements were approximately $34.4 million and during the first quarter of 2017 we have closed on transactions for an additional $46.9 million.

As of March 2017, the Company has $6.3 million outstanding on our equipment financing facilities which are secured by substantially all of our field service equipment. The majority of our capital spending is discretionary, and the ultimate level of expenditures will be dependent on our assessment of the oil and gas business environment, the number and quality of oil and gas prospects available, the market for oilfield services, and oil and gas business opportunities in general.

The Company has in place both a stock repurchase program and a limited partnership interest repurchase program. Spending under these programs in 2016 was $1.3 million. The Company expects continued spending under these programs in 2017.

Results of Operations:

2016 and 2015 Compared

We reported net income for 2016 of $3.3 million, or $ 1.50 per share, compared to a net loss for 2015 of $12.8 million, or $ 5.53 per share. Gains related to the sale of acreage during 2016 combined with reductions in expenses offset declines oil and gas sales compared to 2015. The significant components of net income are discussed below.

Oil and gas sales decreased $7.3 million, or 16.0% to $38.3 million for the year ended December 31, 2016 from $45.6 million for the year ended December 31, 2015. Crude oil and natural gas sales vary due to changes in volumes of production sold and realized commodity prices. Our realized prices at the well head decreased an average of $5.96 per barrel, or 13% on crude oil and decreased $0.15 per Mcf, or 5.5% on natural gas during 2016 as compared to 2015.

Our crude oil production decreased by 50,000 barrels, or 6.9% from 720,000 barrels for the year ended December 31, 2015 to 670,000 barrels for the year ended December 31, 2016. Our natural gas production decreased by 150 MMcf, or 3.23% from 4,696 MMcf for the year ended December 31, 2015 to 4,546 MMcf for the year ended December 31, 2016. The decrease in crude oil and natural gas production volumes are a result of the natural decline of existing properties offset by our continued drilling success in the West Texas and Oklahoma regions as we place new wells into production.

The following table summarizes the primary components of production volumes and average sales prices realized for the years ended December 31, 2016 and 2015 (excluding realized gains and losses from derivatives).

	Year Ended December 31,		Increase (Decrease)
	2016	2015	Amount	Percent
Barrels of Oil Produced	670,000	720,000	(50,000)	-6.9%
Average Price Received (excluding the impact of derivatives)	$39.78	$45.74	$(5.96)	-13.0%

Oil Revenue (In 000’s)	$26,655	$32,923	$(6,305)	19.2%

Mcf of Gas Produced	4,546,000	4,696,000	(150,000)	-3.2%
Average Price Received (excluding the impact of derivatives)	$2.56	$2.71	$(0.15)	-5.5%

Gas Revenue (In 000’s)	$11,651	$12,709	$(1,037)	-8.2%

Total Oil & Gas Revenue (In 000’s)	$38,306	$45,632	$(7,342)	-16.1%

Realized net gains (losses) on derivative instruments, net include net losses of $0.04 million and net gains of $0.02 million on the settlements of crude oil and natural gas derivatives, respectively for the year ended December 31, 2016. This item included net gains of $18.1 million and $3.0 million on the settlements of crude oil and natural gas derivatives, respectively for the year ended December 31, 2015.

Oil and gas prices received including the impact of derivatives were:

	Year Ended December 31,		Increase (Decrease)
	2016	2015	Amount	Percent
Oil Price	$39.73	$70.93	$(31.20)	(44.0)%
Gas Price	$2.57	$3.35	$(0.15)	(23.4)%

We do not apply hedge accounting to any of our commodity based derivatives thus changes in the fair market value of commodity contracts held at the end of a reported period, referred to as mark-to-market adjustments, are recognized as unrealized gains and losses in the accompanying consolidated statements of operations. As oil and natural gas prices remain volatile, mark-to-market accounting treatment creates volatility in our revenues. During the year ended December 31, 2016 we recognized net unrealized losses of $1.7 million associated with crude oil fixed swaps and $1.9 million associated with natural gas fixed swap contracts due to market fluctuations in natural gas and crude oil futures market prices between July 2016 and December 31, 2016. During the year ended December 31, 2015, we recognized net unrealized losses of $14.6 million associated with crude oil fixed swaps and collars and $2.3 million associated with natural gas fixed swap contracts due to market fluctuations in natural gas and crude oil futures market prices between January 1, 2015 and December 31, 2015.

Field service income decreased $5.5 million, or 26.3% from $20.9 million for the year ended December 31, 2015 to $15.4 million for the year ended December 31, 2016. We reduced rates on our workover rig and hot oiler services during 2016 in response to the reduced commodity prices. This decrease was offset by increases in our SWD income related to increased utilization of the pipeline and capacity upgrades added during 2015 and 2016.

Lease operating expense decreased $7.7 million, or 21.9% from $35.2 million for the year ended December 31, 2015 to $27.5 million for the year ended December 31, 2016. This decrease was largely due to cost reductions from suppliers and improved operational efficiencies.

Field service expense decreased $5.1 million, or 29.0% from $17.6 million for the year ended December 31, 2015 to $12.5 million for the year ended December 31, 2016. Field service expenses primarily consist of salaries and vehicle operating expenses which have been reduced during 2016 in response to falling rates and utilization of our equipment services.

Depreciation, depletion, amortization and accretion on discounted liabilities remained relatively flat decreasing $1.4 million, or 4.4% from $31.6 million for the year ended December 31, 2015 to $30.2 million for the year ended December 31, 2016. The DD&A expense is primarily attributable to our properties in West Texas and Oklahoma.

General and administrative expense decreased $4.5 million, or 36.6% from $12.3 million for the year ended December 31, 2015 to $7.8 million for the year ended December 31, 2016 related to reductions in personnel costs, including salaries and employee related taxes and insurance.

Gain on sale and exchange of assets of $32.4 million for the year ended December 31, 2016 and $1.4 million for the year ended December 31, 2015 consists of sales of non-producing acreage and oil and gas interests and non-essential field service equipment.

Interest expense decreased $0.1 million, or 2.8% from $3.6 million for the year ended December 31, 2015 to $3.5 million for the year ended December 31, 2016. This decrease relates to a decrease in average debt outstanding during 2016 as compared to 2015 combined with an increase in weighted average interest rates during the 2016 periods. The average interest rate paid on outstanding bank borrowings subject to interest during 2016 and 2015 were 3.93% and 3.44%, respectively. As of December 31, 2016 and 2015, the total outstanding borrowings were $69.2 million and $95.6 million, respectively.

A tax provision of $2.1 million, or an effective rate of 38% was recorded for the year ended December 31, 2016, versus a tax benefit of $6.65 million, or an effective rate of 34% for the year ended December 31, 2015. The tax rate was higher in 2016 primarily due to higher income in Oklahoma, which has a 6% corporate tax rate, as opposed to Texas whose rate is less than 1%, along with the settlement of an IRS audit for the year 2014.

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

Members of our management, including our chief executive officer and chief financial officer, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of December 31, 2016, the end of the period covered by this Report. Based upon that evaluation, these officers concluded that our disclosure controls and procedures were effective as of December 31, 2016.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2016.

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

There have been no changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	OTHER INFORMATION.

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information relating to the Company’s Directors, nominees for Directors and executive officers will be included in the Company’s definitive proxy statement relating the Company’s Annual Meeting of Stockholders to be held in June, 2017 which will be filed with the U.S. Securities and Exchange Commission within 120 days of December 31, 2016, and which is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION.

Information relating to executive compensation will be included in the Company’s definitive proxy statement relating to the Company’s Annual Meeting of Stockholders to be held in June, 2017, which will be filed with the U. S. Securities and Exchange Commission within 120 days of December 31, 2016, and which is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information relating to security ownership of certain beneficial owners and management will be included in the Company’s definitive proxy statement relating to the Company’s Annual Meeting of Stockholders to be held in June, 2017, which will be filed with the U. S. Securities and Exchange Commission within 120 days of December 31, 2016, and which is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information relating to certain transactions by Directors and executive officers of the Company will be included in the Company’s definitive proxy statement relating to the Company’s Annual Meeting of Stockholders to be held in June, 2017, which will be filed with the U. S. Securities and Exchange Commission within 120 days of December 31, 2016, and which is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information relating to principal accountant fees and services will be included in the Company’s definitive proxy statement relating to the Company’s Annual Meeting of Stockholders to be held in June, 2017, which will be filed with the U. S. Securities and Exchange Commission within 120 days of December 31, 2016, and which is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this Report:

1.	Financial statements (Index to Consolidated Financial Statements at page F-1 of this Report)

2.	Financial Statement Schedules (Index to Consolidated Financial Statements – Supplementary Information at page F-1 of this Report)

3.	Exhibits:

Exhibit No.

3.1	Restated Certificate of Incorporation of PrimeEnergy Corporation (effective July 1, 2009) (Incorporated by reference to Exhibit 3.1 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2009).

3.2	Bylaws of PrimeEnergy Corporation as amended and restated as of May 20, 2015 (filed as Exhibit 3.2 of PrimeEnergy Corporation Form 8-K on May 21, 2015 and incorporated herein by reference).

10.18	Composite copy of Non-Statutory Option Agreements (Incorporated by reference to Exhibit 10.18 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2004).

10.22.5.10	Third Amended and Restated Credit Agreement dated as of February 15, 2017 among PrimeEnergy Corporation, as Borrower, Compass Bank, as Administrative Agent and Lender, Wells Fargo, National Association, as Document Agent, the Lenders Party Hereto (Compass Bank, Wells Fargo, National Association,Citibank, N.A.)and BBVA Compass Bank, as Letter of Credit Issuer and Sole Lead Arranger and Sole Bookrunner (filed herewith).

10.22.5.11	Amended, Restated and Consolidated Guaranty dated as of February 15, 2017, among PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, EOWS Midland Company and Prime Offshore L.L.C. in favor of Compass Bank, as Administrative Agent for the Lenders (filed herewith).

10.22.5.12	Amended, Restated and Consolidated Pledge and Security Agreement dated as of February 15, 2017, among PrimeEnergy Corporation, PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, EOWS Midland Company and Prime Offshore L.L.C. and Compass Bank, as Administrative Agent for the Secured Parties (filed herewith).

10.23.1	Loan and Security Agreement dated July 31, 2013, by and between JP Morgan Chase Bank, N.A. and Eastern Oil Well Service Company, EOWS Midland Company and Southwest Oilfield Construction Company (Incorporated by reference to Exhibit 10.23.1 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2013).

10.23.2	Business Purpose Promissory Note dated July 31, 2013, made by Eastern Oil Well Service Company, EOWS Midland Company and Southwest Oilfield Construction Company to JP Morgan Chase Bank N.A. (Incorporated by reference to Exhibit 10.23.2 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2013).

10.23.3	Guaranty dated July 31, 2013, made by PrimeEnergy Corporation in favor of JP Morgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.23.3 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2013).

Exhibit No.

10.23.4	Agreement of Equipment Substitution dated January 15, 2014, by and between JP Morgan Chase Bank, N.A. and Eastern Oil Well Service Company, EOWS Midland Company and Southwest Oilfield Construction Company (Incorporated by reference to Exhibit 10.23.4 to PrimeEnergy Corporation Form 10-Q for the quarter ended March 31, 2014).

10.24.1	Loan and Security Agreement dated July 29, 2014, by and between JP Morgan Chase Bank, N.A. and Eastern Oil Well Service Company, EOWS Midland Company and Southwest Oilfield Construction Company (Incorporated by reference to Exhibit 10.24.1 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2014).

10.24.2	Business Purpose Promissory Note dated July 29, 2014, made by Eastern Oil Well Service Company, EOWS Midland Company and Southwest Oilfield Construction Company to JP Morgan Chase Bank N.A. (Incorporated by reference to Exhibit 10.24.2 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2014).

10.24.3	Guaranty dated July 29, 2014, made by PrimeEnergy Corporation in favor of JP Morgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.24.3 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2014).

10.25

Purchase and Sale Agreement dated as of January 25, 2017, among PrimeEnergy Corporation,

PrimeEnergy Management Corporation, PrimeEnergy Operating Company, PrimeEnergy Asset and Income Fund, L.P. A-2, PrimeEnergy Asset and Income Fund, L.P. A-3, PrimeEnergy Asset and Income Fund, L.P. AA-2, and PrimeEnergy Asset and Income Fund, L.P. AA-4, as Sellers and Guidon Operating LLC, as Purchaser (filed herewith).

14	PrimeEnergy Corporation Code of Business Conduct and Ethics, as amended December 16, 2011 (Incorporated by reference to Exhibit 14 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2011).

21	Subsidiaries (filed herewith).

23	Consent of Ryder Scott Company, L.P. (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Summary Reserve Report dated March 20, 2016, of Ryder Scott Company, L.P. (filed herewith).

101.INS	XBRL (eXtensible Business Reporting Language) Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of April, 2017.

PrimeEnergy Corporation

By:	/S/ CHARLES E. DRIMAL, JR.
Charles E. Drimal, Jr.
Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 17th day of April, 2017.

/s/ CHARLES E. DRIMAL, JR. Charles E. Drimal, Jr.	Chairman, Chief Executive Officer and President; The Principal Executive Officer

/s/ BEVERLY A. CUMMINGS Beverly A. Cummings	Director, Executive Vice President and Treasurer; The Principal Financial Officer

/S/ GAINES WEHRLE Gaines Wehrle	Director	/s/ CLINT HURT Clint Hurt	Director

/s/ H. GIFFORD FONG H. Gifford Fong	Director	/s/ JAN K. SMEETS Jan K. Smeets	Director

/s/ THOMAS S.T. GIMBEL Thomas S.T. Gimbel	Director

.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements
Consolidated Balance Sheet – As of December 31, 2016 and 2015	F-3
Consolidated Statement of Operations – For the years ended December 31, 2016 and 2015	F-4
Consolidated Statement of Comprehensive Income – For the years ended December 31, 2016 and 2015	F-5
Consolidated Statement of Equity – For the years ended December 31, 2016 and 2015	F-6
Consolidated Statement of Cash Flows – For the years ended December 31, 2016 and 2015	F-7
Notes to Consolidated Financial Statements	F-8

Supplementary Information:
Capitalized Costs Relating to Oil and Gas Producing Activities, years ended December 31, 2016 and 2015	F-22
Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities, years ended December 31, 2016 and 2015	F-22
Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves, years ended December 31, 2016 and 2015	F-22
Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves, years ended December 31, 2016 and 2015	F-23
Reserve Quantity Information, years ended December 31, 2016 and 2015	F-24
Results of Operations from Oil and Gas Producing Activities, years ended December 31, 2016 and 2015	F-24
Notes to Supplementary Information	F-25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

PrimeEnergy Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of PrimeEnergy Corporation and Subsidiaries (the Company) as of December 31, 2016 and 2015, and related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PrimeEnergy Corporation and Subsidiaries as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

GRASSI & CO., CPAs, P.C.

New York, New York

April 17, 2017

PRIMEENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Thousands of dollars)

	As of December 31,
	2016	2015
ASSETS
Current Assets
Cash and cash equivalents	$6,568	$9,750
Restricted cash and cash equivalents	3,543	3,513
Accounts receivable, net	7,400	9,543
Prepaid obligations	412	619
Other current assets	160	196

Total Current Assets	18,083	23,621
Property and Equipment
Oil and gas properties at cost	417,821	395,129
Less: Accumulated depletion and depreciation	(230,331)	(204,213)

	187,490	190,916

Field and office equipment at cost	26,902	27,919
Less: Accumulated depreciation	(18,024)	(16,824)

	8,878	11,095

Total Property and Equipment, Net	196,368	202,011
Other Assets	203	629

Total Assets	$214,654	$226,261

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$11,965	$12,355
Accrued liabilities	8,184	6,122
Current portion of long-term debt	2,949	3,059
Current portion of asset retirement and other long-term obligations	1,563	1,435
Derivative liability short-term	2,547	7

Total Current Liabilities	27,208	22,978
Long-Term Bank Debt	66,316	92,581
Asset Retirement Obligations	15,943	10,452
Derivative Liability Long-Term	1,092	—
Deferred Income Taxes	37,500	37,349
Other Long-Term Obligations	715	—

Total Liabilities	148,774	163,360
Commitments and Contingencies
Equity
Common stock, $.10 par value; 2016 and 2015: Authorized: 4,000,000 shares, issued: 3,836,397 shares; outstanding 2016: 2,283,503 shares; 2015: 2,304,684 shares	383	383
Paid-in capital	8,313	7,854
Retained earnings	96,322	92,878
Accumulated other comprehensive loss, net	—	(5)
Treasury stock, at cost; 2016: 1,542,894; 2015: 1,531,713 shares	(46,473)	(45,380)

Total Stockholders’ Equity – PrimeEnergy	58,545	55,730
Non-controlling interest	7,335	7,171

Total Equity	65,880	62,901

Total Liabilities and Equity	$214,654	$226,261

The accompanying Notes are an integral part of these Consolidated Financial Statements

PRIMEENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(Thousands of dollars, except per share amounts)

	For the Year Ended December 31,
	2016	2015
Revenues
Oil and gas sales	$38,306	$45,632
Realized (loss) gain on derivative instruments, net	(16)	21,151
Field service income	15,432	20,879
Administrative overhead fees	6,567	8,287
Unrealized (loss) gain on derivative instruments	(3,582)	(16,901)
Other income	59	58

Total Revenues	56,766	79,106
Costs and Expenses
Lease operating expense	27,544	35,206
Field service expense	12,549	17,641
Depreciation, depletion, amortization and accretion on discounted liabilities	30,174	31,551
General and administrative expense	7,849	12,267

Total Costs and Expenses	78,116	96,665
Gain on Sale and Exchange of Assets	32,378	1,386

Income (Loss) from Operations	11,028	(16,173)
Other Income and Expenses
Less: Interest expense	3,507	3,627
Add: Interest income	1	2

Income (Loss) Before Provision (Benefit) for Income Taxes	7,522	(19,798)
Provision (Benefit) for Income Taxes	2,100	(6,648)

Net Income (Loss)	5,422	(13,150)
Less: Net Income (Loss) Attributable to Non-Controlling Interest	1,978	(366)

Net Income (Loss) Attributable to PrimeEnergy	$3,444	$(12,784)

Basic Income (Loss) Per Common Share	$1.50	$(5.53)

Diluted Income (Loss) Per Common Share	$1.13	$(5.53)

The accompanying Notes are an integral part of these Consolidated Financial Statements

PRIMEENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Thousands of dollars)

	For the Year Ended December 31,
	2016	2015
Net Income (Loss)	$5,422	$(13,150)

Other Comprehensive Income, net of taxes:
Changes in fair value of hedge positions, net of taxes of $(2) and $(50), respectively	5	87

Total other comprehensive income	5	87

Comprehensive income (loss)	5,427	(13,063)
Less: Comprehensive income (loss) attributable to non-controlling interest	1,978	(366)

Comprehensive Income (loss) attributable to PrimeEnergy	$3,449	$(12,697)

The accompanying Notes are an integral part of these Consolidated Financial Statements

PRIMEENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Thousands of dollars)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity – PrimeEnergy	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at December 31, 2014	3,836,397	$383	$7,186	$105,662	$(92)	$(43,527)	$69,612	$8,648	$78,260
Purchase 28,720 shares of common stock	—	—	—	—	—	(1,853)	(1,853)	—	(1,853)
Net loss	—	—	—	(12,784)	—	—	(12,784)	(366)	(13,150)
Other comprehensive income, net of taxes	—	—	—	—	87	—	87	—	87
Purchase of non-controlling interest	—	—	668	—	—	—	668	(1,077)	(409)
Distributions to non-controlling interest	—	—	—	—	—	—	—	(34)	(34)

Balance at December 31, 2015	3,836,397	$383	$7,854	$92,878	$(5)	$(45,380)	$55,730	$7,171	$62,901
Purchase 21,181 shares of common stock	—	—	—	—	—	(1,093)	(1,093)	—	(1,093)
Net income	—	—	—	3,444	—	—	3,444	1,978	5,422
Other comprehensive income, net of taxes	—	—	—	—	5	—	5	—	5
Purchase of non-controlling interest	—	—	459	—	—	—	459	(683)	(224)
Distributions to non-controlling interest	—	—	—	—	—	—	—	(1,131)	(1,131)

Balance at December 31, 2016	3,836,397	$383	$8,313	$96,322	$—	$(46,473)	$58,545	$7,335	$65,880

The accompanying Notes are an integral part of these Consolidated Financial Statements

PRIMEENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Thousands of dollars)

	For the Year Ended December 31,
	2016	2015
Cash Flows from Operating Activities:
Net Income (loss)	$5,422	$(13,150)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion on discounted liabilities	30,174	31,551
Gain on sale of properties	(32,378)	(1,386)
Unrealized loss on derivative instruments	3,582	16,856
Provision for deferred income taxes	147	(6,389)

Changes in assets and liabilities:
Decrease in accounts receivable	2,143	2,769
Increase (Decrease) in due from related parties	(25)	308
Decrease in inventories	61	64
Decrease in prepaid expenses and other assets	207	410
Decrease in accounts payable	(390)	(3,539)
Increase (Decrease) in accrued liabilities	2,062	(6,280)

Net Cash Provided by Operating Activities	11,005	21,214

Cash Flows from Investing Activities:
Capital expenditures, including exploration expense	(20,843)	(14,550)
Proceeds from sale of properties and equipment	35,226	1,926

Net Cash Provided by (Used in) Investing Activities	14,383	(12,624)

Cash Flows from Financing Activities:
Purchase of stock for treasury	(1,093)	(1,853)
Purchase of non-controlling interests	(224)	(409)
Increase in long-term bank debt and other long-term obligations	13,500	27,700
Repayment of long-term bank debt and other long-term obligations	(39,910)	(33,453)
Distribution to non-controlling interest	(843)	(34)

Net Cash Used in Financing Activities	(28,570)	(8,049)

Net Decrease (Increase) in Cash and Cash Equivalents	(3,182)	541
Cash and Cash Equivalents at the Beginning of the Year	9,750	9,209

Cash and Cash Equivalents at the End of the Year	$6,568	$9,750

Supplemental Disclosures:
Income taxes paid during the year	$120	$410
Interest paid during the year	$3,476	$3,695

The accompanying Notes are an integral part of these Consolidated Financial Statements

PRIMEENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Operations and Significant Accounting Policies

Nature of Operations:

PrimeEnergy Corporation (“PEC”), a Delaware corporation, was organized in March 1973 and is engaged in the development, acquisition and production of oil and natural gas properties. PrimeEnergy Corporation and its subsidiaries are herein referred to as the “Company.” The Company owns leasehold, mineral and royalty interests in producing and non-producing oil and gas properties across the United States, including Colorado, Kansas, Louisiana, Mississippi, Montana, New Mexico, North Dakota, Oklahoma, Texas, West Virginia and Wyoming and the Gulf of Mexico. The Company operates over 1,200 active wells and owns non-operating interests in approximately 400 additional wells. Additionally, the Company provides well-servicing support operations, site-preparation and construction services for oil and gas drilling and reworking operations, both in connection with the Company’s activities and providing contract services for third parties. The Company is publicly traded on the NASDAQ under the symbol “PNRG.” PEC owns Eastern Oil Well Service Company (“EOWSC”), EOWS Midland Company (“EMID”) and Southwest Oilfield Construction Company (“SOCC”), all of which perform oil and gas field servicing. PEC also owns Prime Operating Company (“POC”), which serves as operator for most of the producing oil and gas properties owned by the Company and affiliated entities. PEC also owns Prime Offshore L.L.C. (“Prime Offshore”), formerly F-W Oil Exploration LLC, which has owned and operated properties in the Gulf of Mexico. PrimeEnergy Management Corporation (“PEMC”), a wholly-owned subsidiary, acts as the managing general partner, providing administration, accounting and tax preparation services for 7 limited partnerships and 2 trusts (collectively, the “Partnerships”). The markets for the Company’s products are highly competitive, as oil and gas are commodity products and prices depend upon numerous factors beyond the control of the Company, such as economic, political and regulatory developments and competition from alternative energy sources.

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

Subsequent Events:

Subsequent events have been evaluated through the date that the consolidated financial statements were issued. During this period, there were no material subsequent items requiring disclosure other than as stated in footnote 1 and 4 to these financial statements.

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

Estimates of oil and gas reserves, as determined by independent petroleum engineers, are continually subject to revision based on price, production history and other factors. Depletion expense, which is computed based on the units of production method, could be significantly impacted by changes in such estimates. Additionally, U.S. generally accepted accounting principles require that if the expected future undiscounted cash flows from an asset are less than its carrying cost, that asset must be written down to its fair market value. As the fair market value of an oil and gas property will usually be significantly less than the total undiscounted future net revenues expected from that asset, slight changes in the estimates used to determine future net revenues from an asset could lead to the necessity of recording a significant impairment of that asset.

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

Income Taxes:

The Company follows the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recorded for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the tax rate in effect for the year in which those temporary differences are expected to turn around. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the year of the enacted rate change. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that the related tax benefits will not be realized. As of December 31, 2016 and 2015, we had no valuation allowance.

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

The financial instruments are accounted for in accordance with applicable accounting standards for derivative instruments and hedging activities. Such standards require that applicable derivative instruments be measured at fair market value and recognized as assets or liabilities in the balance sheet. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation is generally established at the inception of a derivative. For derivatives designated as cash flow hedges and meeting applicable effectiveness guidelines, changes in fair value, to the extent effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. At December 31, 2016 and 2015, the entire other comprehensive income amount is comprised of the impact of cash flow hedges. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value of a derivative resulting from ineffectiveness or an excluded component of the gain/loss is recognized immediately in the statement of operations.

Recently Issued Accounting Standards:

In August 2016, the FASB issued Accounting Standards Update (ASU) 2016-15, Statement of Cash Flows (Topic 230). ASU 2016-15 seeks to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the provisions of ASU 2016-15 and assessing the impact, if any, it may have on its statement of consolidated cash flows.

The FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU supersedes the Revenue recognition requirements in Topic 605, Revenue Recognition and industry-specific guidance in Subtopic 932-605. Extractivies – Oil and Gas Revenue Recognition. This ASU provides guidance concerning the recognition and measurement of revenue from contracts with customers. Its objective is to increase the usefulness of information in the financial statements regarding the nature, timing and uncertainty of revenues. The effective date for ASU 2014-09 was delayed through the issuance of ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, to annual and interim periods beginning in 2018 and is required to be adopted using either the retrospective or cumulative effect (modified retrospective) transition method, with early adoption permitted in 2017. The Company is evaluating the impact this ASU will have on its consolidated financial statements and related disclosures and does not plan on early adopting.

The FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This ASU provides additional guidance to reporting entities in evaluating whether certain legal entities such, as limited partnerships, limited liability corporations and securitization structures, should be consolidated. The ASU is considered to be an improvement on current accounting requirements as it reduces the number of existing consolidation models This ASU adopted by the Company beginning January 1, 2016 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

The FASB issued ASU 2015-03, Interest – Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs and ASU 2015-15, Interest – Imputation of Interest (Topic 835): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. These ASU’s require debt issuance costs related to a recognized debt liability, except for those related to revolving credit facilities, to be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability rather than an asset. These ASU adopted by the Company beginning January 1, 2016 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

2. Acquisitions and Dispositions

Historically, the Company has repurchased the non-controlling interests of the partners and trust unit holders in certain of the Partnerships, which consist primarily of oil and gas interests. The Company purchased such non-controlling interests in an amount totaling $224,000 in 2016 and $409,000 in 2015.

During 2016, the Company has sold or farmed out interests in certain non-core undeveloped oil and natural gas properties through a number of separate, individually negotiated transactions in exchange for cash and a royalty or working interest in both West Texas and Oklahoma. Proceeds under these agreements are $34.4 million. The Company has entered into an agreement and closed on the sale of additional non-core acreage for an $46.9 million during the first quarter of 2017.

3. Additional Balance Sheet Information

Accounts receivable at December 31, 2016 and 2015 consisted of the following:

	December 31,
(Thousands of dollars)	2016	2015
Joint interest billings	$2,345	$2,667
Trade receivables	1,070	1,452
Oil and gas sales	4,078	3,576
Other	204	2,377

	7,697	10,072
Less: Allowance for doubtful accounts	(297)	(529)

Total	$7,400	$9,543

Accounts payable at December 31, 2016 and 2015 consisted of the following:

	December 31,
(Thousands of dollars)	2016	2015
Trade	$3,967	$3,289
Royalty and other owners	5,909	5,973
Partner advances	592	1,083
Prepaid drilling deposits	83	390
Other	1,414	1,620

Total	$11,965	$12,355

Accrued liabilities at December 31, 2016 and 2015 consisted of the following:

	December 31,
(Thousands of dollars)	2016	2015
Compensation and related expenses	$2,295	$2,294
Property costs	3,317	3,302
Income tax	1,988	—
Other	584	526

Total	$8,184	$6,122

4. Long-Term Debt

Bank Debt:

Effective July 30, 2010 the Company entered into a Second Amended and Restated Credit Agreement between Compass Bank as agent and a syndicated group of lenders (“Credit Agreement”). The Credit Agreement had a revolving line of credit and letter of credit facility of up to $250 million with a final maturity date of July 30, 2017. The credit facility was secured by substantially all of the Company’s oil and gas properties. The credit facility was subject to a borrowing base determined by the lenders taking into consideration the estimated value of PEC’s oil and gas properties in accordance with the lenders’ customary practices for oil and gas loans. This process involves reviewing PEC’s estimated proved reserves and their valuation. The borrowing base was redetermined semi-annually, and the available borrowing amount could be increased or decreased as a result of such redetermination. In addition, PEC and the lenders each had at their discretion the right to request the borrowing base be redetermined with a maximum of one such request each year. A revision to PEC’s reserves could have prompted such a request on the part of the lenders, which would have possibly resulted in a reduction in the borrowing base and availability under the credit facility. At any time if the sum of the outstanding borrowings and letter of credit exposures exceeded the applicable portion of the borrowing base, PEC would be required to repay the excess amount within a prescribed period.

This Credit Agreement was amended from time to time to further define the limitations on loans or advances and investments made in the Company’s limited partnerships; modify the Company’s borrowing base and monthly reduction amounts; remove the floor rate component of LIBO rate loans; modify financial reporting requirements to the agent; increase hedging allowances; allow for a one-time advance to be made to the Company’s offshore subsidiary; and amend restrictions on the payments for dividends, distributions or repurchase of PEC’s stock.

The Credit Agreement included terms and covenants that require the Company to maintain a minimum current ratio, total indebtedness to EBITDAX (earnings before depreciation, depletion, amortization, taxes, interest expense and exploration costs) ratio and interest coverage ratio, as defined, and restrictions were placed on the payment of dividends, the amount of treasury stock the Company could purchase, commodity hedge agreements, and loans and investments in its consolidated subsidiaries and limited partnerships.

At December 31, 2016, the credit facility borrowing base was $80 million with no required monthly reduction amount. The borrowings made within the credit facility could be placed in a base rate loan or LIBO rate loan. The Company’s borrowing rates in the credit facility provided for base rate loans at the prime rate (3.75% at December 31, 2016) plus applicable margin utilization rates that ranged from 1.50% to 2.50%, and LIBO rate loans at LIBO published rates plus applicable utilization rates (2.50% to 3.50% at December 31, 2016). At December 31, 2016, the Company had in place one base rate loan and one LIBO rate loan with effective rates of 6.00% and 3.87%, respectively

At December 31, 2016, the Company had a total of $63 million of borrowings outstanding under its revolving credit facility at a weighted-average interest rate of 4.49% and $17 million available for future borrowings. The combined weighted average interest rate paid on outstanding bank borrowings subject to base rate and LIBO interest was 3.93% for the year ended December 31, 2016 as compared to 3.44% for the year ended December 31, 2015. The Company’s borrowings under this credit facility approximates fair value because the interest rates are variable and reflective of market rates.

On February 15, 2017, the Company and its lenders entered into a Third Amended and Restated Credit Agreement (the “ 2017 Credit Agreement”) with a maturity date of February 15, 2021. The Second Amended and Restated Credit Agreement and subsequent amendments were incorporated into the 2017 Credit Agreement. Pursuant to the terms and conditions of the 2017 Credit Agreement, the Company has a revolving line of credit and letter of credit facility of up to $300 million subject to a borrowing base that is determined semi-annually by the lenders based upon the Company’s financial statements and the estimated value of the Company’s oil and gas properties, in accordance with the Lenders’ customary practices for oil and gas loans. Currently, the Company’s borrowing base is $75 million. The 2017 Credit Agreement includes terms and covenants that require the Company to maintain a minimum current ratio, total indebtedness to EBITDAX (earnings before depreciation, depletion, amortization, taxes, interest expense and exploration costs) ratio and interest coverage ratio, as defined, and restrictions are placed on the payment of dividends, the amount of treasury stock the Company may purchase, commodity hedge agreements, and loans and investments in its consolidated subsidiaries and limited partnerships. At March 31, 2017, the Company had in place one LIBO rate loan of $24.8 million outstanding with an effective rate of 3.53%.

The Company entered into interest rate hedge agreements to help manage interest rate exposure. These contracts include interest rate swaps. Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. In July 2012, the Company entered into interest swap agreements for a period of two years, which commenced in January 2014, related to $75 million of the Company’s bank debt resulting in a LIBO fixed rate of 0.563% and terminated in January 2016. The Company recorded interest expense and paid $7,000 and $284,000 related to the settlement of interest rate swaps for years ended December 31, 2016 and 2015, respectively.

Equipment Loans:

On July 31, 2013, the Company entered into a $10.0 million Loan and Security Agreement with JP Morgan Chase Bank (“Equipment Loan”). The Equipment Loan is secured by a portion of the Company’s field service equipment, carries an interest rate of 3.95% per annum, requires monthly payments (principal and interest) of $184,000, and has a final maturity date of July 31, 2018. As December 31, 2016, the Company had a total of $3.34 million outstanding on this Equipment Loan.

On July 29, 2014, the Company entered into additional equipment financing facilities (“Additional Equipment Loans”) totaling $6.0 million with JP Morgan Chase Bank. In August 2014, the Company drew down $4.8 million of this facility that is secured by field service equipment, carries an interest rate of 3.40% per annum, requires monthly payments (principal and interest) of $87,800, and has a final maturity date of July 31, 2019. The remaining $1.2 million under the Additional Equipment Loans was available for interim draws to finance the acquisition of any future field service equipment. In December 2014, the Company made an interim draw of an additional $0.5 million on this facility that is secured by recently purchased field service equipment. Interim draws on this facility carried a floating interest rate, payable monthly at the LIBO published rate plus 2.50% and on June 26, 2015 converted into a fixed term loan requiring monthly payments (principal and interest) of $8,700 with a final maturity date of June 26, 2020. As of December 31, 2016, the Company had a total of $2.91 million outstanding on the Additional Equipment Loans.

The Company determined theses loans are Level 3 liabilities in the fair-value hierarchy and estimated their fair value as $6.3 million and $9.4 million at December 31, 2016 and 2015, respectively, using a discounted cash flow model.

5. Commitments

Operating Leases:

The Company has several non-cancelable operating leases, primarily for rental of office space, that have a term of more than one year. The future minimum lease payments for the operating leases at December 31, 2016 are as follows.

(Thousands of dollars)	Operating Leases
2017	$597
2018	59

Total minimum payments	$656

Rent expense for office space for the years ended December 31, 2016 and 2015 was $892,000 and $786,000, respectively.

Asset Retirement Obligation:

A reconciliation of the liability for plugging and abandonment costs for the years ended December 31, 2016 and 2015 is as follows:

	Year Ended December 31,
(Thousands of dollars)	2016	2015
Asset retirement obligation at beginning of period	$11,737	$12,501
Liabilities incurred	68	28
Liabilities settled	(288)	(1,112)
Accretion expense	498	517
Revisions in estimated liabilities	5,490	(197)

Asset retirement obligation at end of period	$17,505	$11,737

The Company’s liability is determined using significant assumptions, including current estimates of plugging and abandonment costs, annual inflation of these costs, the productive life of wells and a risk-adjusted interest rate. Changes in any of these assumptions can result in significant revisions to the estimated asset retirement obligation. Revisions to the asset retirement obligation are recorded with an offsetting change to producing properties, resulting in prospective changes to depreciation, depletion and amortization expense and accretion of discount. Because of the subjectivity of assumptions and the relatively long life of most of the Company’s wells, the costs to ultimately retire the wells may vary significantly from previous estimates. During 2016 revisions in estimated liabilities for asset retirement obligations resulted from substantially lower commodity prices and increased field costs resulting in shorter productive life of marginal wells.

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

7. Stock Options and Other Compensation

In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. At December 31, 2016 and 2015, options on 767,500 shares were outstanding and exercisable at prices ranging from $1.00 to $1.25. According to their terms, the options have no expiration date.

8. Income Taxes

The components of the provision (benefit) for income taxes for the years ended December 31, 2016 and 2015 are as follows:

	Year Ended December 31,
(Thousands of dollars)	2016	2015
Current:
Federal	$1,789	$27
State	164	(237)

Total current	1,953	(210)
Deferred:
Federal	117	(6,330)
State	30	(108)

Total deferred	147	(6,438)

Total income tax provision (benefit)	$2,100	$(6,648)

	At December 31,
(Thousands of dollars)	2016	2015
Deferred Tax Assets:
Accrued liabilities	$550	$593
Allowance for doubtful accounts	152	188
Derivative Contracts	1,273	3
Alternative minimum tax credits	6,612	5,319
Net operating loss carry-forwards	586	575
Percentage depletion carry-forwards	3,025	3,751

Total deferred tax assets	12,198	10,429
Deferred Tax Liabilities:
Basis differences relating to managed partnerships	6,211	6,238
Depletion and depreciation	43,487	41,290
Derivative contracts	—	250

Total deferred tax liabilities	49,698	47,778

Net non-current deferred income tax liabilities	$37,500	$37,349

The total provision for income taxes for the years ended December 31, 2016 and 2015 varies from the federal statutory tax rate as a result of the following:

	Year Ended December 31,
(Thousands of dollars)	2016	2015
Expected tax expense (benefit)	$1,885	$(6,607)
State income tax, net of federal benefit	194	(228)
Percentage depletion	(84)	(200)
IRS settlement	75	–
Other, net	30	387

Total income tax provision (benefit)	$2,100	$(6,648)

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

The Company has $6.61 million in alternative minimum tax (“AMT”) credits which can be used to lower the regular tax liability to the tentative AMT amount in years where the tentative AMT amount is less. These credits do not expire.

The Company is allowed a credit against the Texas Franchise Tax based on net operating losses incurred in prior periods. The credits allowed are $89 thousand in the years 2017 through 2026. Any credits not utilized in a given year due to the allowable credit exceeding the tax liability may be carried forward. No credit may be carried forward past 2026. The value of the credit is calculated net of the federal income tax effect.

The Company paid $75 thousand in settlement of an audit of its 2014 federal income tax return.

The company has not recorded any provision for uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The 2004, 2005, 2006, 2009 and 2014 federal income tax returns have been audited by the Internal Revenue Service. The 2013 and 2015 returns are currently open for examination by the IRS. Returns for unexamined earlier years may be examined and adjustments made to the amount of percentage depletion and AMT credit carryforwards flowing from those years into an open tax year, although in general no assessment of income tax may be made for those years on which the statute has closed. State returns for the years 2013, 2014 and 2015 remain open for examination by the relevant taxing authorities.

9. Segment Information and Major Customers

The Company operates in one industry – oil and gas exploration, development, operation and servicing. The Company’s oil and gas activities are entirely in the United States.

The Company sells its oil and gas production to a number of purchasers. Listed below are the percent of the Company’s total oil and gas sales made to each of the customers whose purchases represented more than 10% of the Company’s oil and gas sales in the year 2016.

Oil Purchasers:		Gas Purchasers:
Plains All American Inc.	40.72%	Targa Pipeline Mid-Continent	34.18%
Infinity Hydrocarbons, LLC.	15.18%	Continuum Producer Services	11.87%

Although there are no long-term oil and gas purchasing agreements with these purchasers, the Company believes that they will continue to purchase its oil and gas products and, if not, could be replaced by other purchasers.

10. Financial Instruments

Fair Value Measurements:

Authoritative guidance on fair value measurements defines fair value, establishes a framework for measuring fair value and stipulates the related disclosure requirements. The Company follows a three-level hierarchy, prioritizing and defining the types of inputs used to measure fair value. The fair values of the Company’s interest rate swaps, natural gas and crude oil price collars and swaps are designated as Level 3. The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2016 and 2015:

December 31, 2016	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2016
(Thousands of dollars)
Assets
Commodity derivative contracts	$—	$—	$57	$57

Total assets	$—	$—	$57	$57

Liabilities
Commodity derivative contracts	$—	$—	$(3,639)	$(3,639)

Total liabilities	$—	$—	$(3,639)	$(3,639)

December 31, 2015	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2015
(Thousands of dollars)
Liabilities
Interest rate derivative contracts	$—	$—	$(7)	$(7)

Total liabilities	$—	$—	$(7)	$(7)

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

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the years ended December 31, 2016 and 2015.

	Year Ended December 31,
(Thousands of dollars)	2016	2015
Net (liabilities) assets at beginning of period	$(7)	$16,757
Total realized and unrealized gains (losses):
Included in earnings (a)	(3,604)	3,966
Included in other comprehensive income (loss)	7	137
Purchases, sales, issuances and settlements	22	(20,867)

Net liabilities at end of period	$(3,582)	$(7)

(a)	Derivative instruments are reported in revenues as realized gain/loss and on a separately reported line item captioned unrealized gain/loss on derivative instruments, and interest rate swap instruments are reported as an increase or reduction to interest expense.

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

Interest rate swap derivatives continue to be treated as cash-flow hedges and are used to fix our floating interest rates on existing debt. The value of these interest rate swaps at December 31, 2016 and 2015 are located, if applicable, in accumulated other comprehensive loss, net of tax. Settlements of the swaps, which began in January 2014 and concluded in January 2016, are recognized within interest expense.

The following table sets forth the effect of derivative instruments on the consolidated balance sheets at December 31, 2016 and 2015:

		Fair Value
(Thousands of dollars)	Balance Sheet Location	2016	2015
Asset Derivatives:
Derivatives not designated as cash-flow hedging instruments:
Natural gas commodity contracts	Derivative Contracts-long term	$57	$—

Total		$57	$—

Liability Derivatives:
Derivatives designated as cash-flow hedging instruments:
Interest rate swap contracts	Derivative liability short-term	$—	$(7)
Derivatives not designated as cash-flow hedging instruments:
Crude oil commodity contracts	Derivative liability short-term	(1,065)	—
Natural gas commodity contracts	Derivative liability short-term	(1,482)	—
Natural gas commodity contracts	Derivative liability long-term	(463)	—
Crude oil commodity contracts	Derivative liability long-term	(629)	—

Total		$(3,639)	$(7)

Total derivative instruments		$(3,582)	$(7)

The following table sets forth the effect of derivative instruments on the consolidated statements of operations for the years ended December 31, 2016 and 2015:

	Location of gain/loss recognized in income	Amount of gain/loss recognized in income
(Thousands of dollars)		2016	2015
Derivative designated as cash-flow hedge instruments:
Interest rate swap contracts	Interest expense	$(7)	$(284)

Derivatives not designated as cash-flow hedge instruments:
Natural gas commodity contracts	Unrealized (loss) gain on derivative instruments, net	(1,888)	(2,273)
Crude oil commodity contracts	Unrealized (loss) gain on derivative instruments, net	(1,694)	(14,628)
Natural gas commodity contracts	Realized gain (loss) on derivative instruments, net	20	3,017
Crude oil commodity contracts	Realized gain (loss) on derivative instruments, net	(36)	18,134

		$(3,605)	$3,966

11. Related Party Transactions

The Company, as managing general partner or managing trustee, makes an annual offer to repurchase the interests of the partners and trust unit holders in certain of the Partnerships or Trusts. The Company purchased such interests in an amount totaling $224,000 during 2016 and $409,000 during 2015.

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

12. Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents include $3.54 million and $3.51 million at December 31, 2016 and 2015, respectively, of cash primarily pertaining to oil and gas revenue payments. There were corresponding accounts payable recorded at December 31, 2016 and 2015 for these liabilities. Both the restricted cash and the accounts payable are classified as current on the accompanying consolidated balance sheets.

13. Salary Deferral Plan

The Company maintains a salary deferral plan (the “Plan”) in accordance with Internal Revenue Code Section 401(k), as amended. The Plan provides for matching contributions, of which $465,000 and $577,000 were made in 2016 and 2015, respectively.

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

	Year Ended December 31,
	2016			2015
	Net Loss (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount
Basic	$3,444	2,293,688	$1.50	$(12,784)	2,312,810	$(5.53)

Effect of dilutive securities:
Options		751,563		—	—	—

Diluted (a)	$3,444	3,045,251	$1.13	$(12,784)	2,312,810	$(5.53)

(a)	The effect of the 767,500 outstanding stock options is antidilutive for the twelve months ended December 31, 2015 due to a net loss reported for the period.

15. Shareholder’s Equity

The Company has in place a stock repurchase program whereby it may purchase outstanding shares of its common stock from time-to-time, in open market transactions or negotiated sales. The Company uses the cost method to account for its treasury share purchases.

PRIMEENERGY CORPORATION AND SUBSIDIARIES

SUPPLEMENTARY INFORMATION

CAPITALIZED COSTS RELATING TO

OIL AND GAS PRODUCING ACTIVITIES

Years Ended December 31, 2016 and 2015

(Unaudited)

	As of December 31,
(Thousands of dollars)	2016	2015
Proved Developed oil and gas properties	$417,824	$395,129
Proved Undeveloped oil and gas properties	—	—

Total Capitalized Costs	417,824	395,129
Accumulated depreciation, depletion and valuation allowance	230,333	204,213

Net Capitalized Costs	$187,491	$190,916

COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION,

EXPLORATION AND DEVELOPMENT ACTIVITIES

Years Ended December 31, 2016 and 2015

(Unaudited)

	Year Ended December 31,
(Thousands of dollars)	2016	2015
Development Costs	$19,042	$14,550

STANDARDIZED MEASURE OF DISCOUNTED FUTURE

NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

Years Ended December 31, 2016 and 2015

(Unaudited)

	As of December 31,
(Thousands of dollars)	2016	2015
Future cash inflows	$221,542	$293,745
Future production costs	(115,091)	(191,227)
Future development costs	(31,870)	(30,586)
Future income tax expenses	(7,883)	(4,815)

Future Net Cash Flows	66,698	67,117
10% annual discount for estimated timing of cash flows	(14,461)	(8,315)

Standardized Measure of Discounted Future Net Cash Flows	$52,237	$58,802

See accompanying Notes to Supplementary Information

STANDARDIZED MEASURE OF DISCOUNTED FUTURE

NET CASH FLOWS AND CHANGES THEREIN

RELATING TO PROVED OIL AND GAS RESERVES

Years Ended December 31, 2016 and 2015

(Unaudited)

The following are the principal sources of change in the standardized measure of discounted future net cash flows during 2016 and 2015:

	Year Ended December 31,
(Thousands of dollars)	2016	2015
Sales of oil and gas produced, net of production costs	$(10,762)	$(10,426)
Net changes in prices and production costs	(6,895)	(511,116)
Extensions, discoveries and improved recovery	27,706	24,967
Revisions of previous quantity estimates	(5,214)	(180,048)
Net change in development costs	(26,953)	235,285
Reserves sold	—	(1,160)
Reserves purchased	—	737
Accretion of discount	5,880	34,329
Net change in income taxes	(2,600)	146,339
Changes in production rates (timing) and other	12,273	(23,393)

Net change	(6,565)	(284,486)
Standardized measure of discounted future net cash flow:
Beginning of year	58,802	343,288

End of year	$52,237	$58,802

See accompanying Notes to Supplementary Information

PRIMEENERGY CORPORATION AND SUBSIDIARIES

SUPPLEMENTARY INFORMATION

RESERVE QUANTITY INFORMATION

Years Ended December 31, 2016 and 2015

(Unaudited)

	As of December 31,
	2016			2015
	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf)	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf)
Proved Developed Reserves:
Beginning of year	4,579	1,673	23,275	6,239	2,160	32,267
Extensions, discoveries and improved recovery	577	176	1,136	47	85	2,067
Revisions of previous estimates	(1,425)	(527)	(7,342)	(1,650)	(560)	(8,368)
Converted from undeveloped reserves	46	14	65	677	163	944
Reserves sold	—	(1)	(7)	(53)	—	(26)
Reserve purchased	—	—	—	39	12	372
Production	(670)	(70)	(4,126)	(720)	(187)	(3,981)

End of year	3,107	1,265	13,001	4,579	1,673	23,275

Proved Undeveloped Reserves:
Beginning of year	52	12	55	14,709	4,322	26,331
Extensions, discoveries and improved recovery	635	157	1,994	420	101	701
Revisions of previous estimates	2	4	19	(14,400)	(4,248)	(26,033)
Converted to developed reserves	(46)	(14)	(65)	(677)	(163)	(944)

End of year	643	159	2,003	52	12	55

Total Proved Reserves at the End of the Year	3,750	1,424	15,004	4,631	1,685	23,330

RESULTS OF OPERATIONS FROM OIL AND GAS PRODUCING ACTIVITIES

Years Ended December 31, 2016 and 2015

(Unaudited)

	Year Ended December 31,
(Thousands of dollars)	2016	2015
Revenue:
Oil and gas sales	$38,306	$45,632
Costs and Expenses:
Lease operating expenses	27,544	35,206
Depreciation, depletion and accretion	27,534	28,531
Income tax (benefit) expense	(5,870)	(6,156)

Total Costs and Expenses	49,208	57,581

Results of Operations From Producing Activities (excluding corporate overhead and interest costs)	$(10,902)	$(11,949)

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

5. Changes in Reserves

The 2016 and 2015 extensions and discoveries reflect the successful drilling activity in the Company’s West Texas and Mid-Continent areas. The Company is employing technologies to establish proved reserves that have been demonstrated to provide consistent results capable of repetition. The technologies and economic data being used in the estimation of its proved reserves include, but are not limited to, electrical logs, radioactivity logs, geologic maps, production data and well test data. The estimated reserves of wells with sufficient production history are estimated using appropriate decline curves. Estimated reserves of producing wells with limited production history and for undeveloped locations are estimated using performance data from analogous wells in the area. These wells are considered analogous based on production performance from the same formation and with similar completion techniques. Future development plans are reflective of the significant decrease in commodity prices and have been established based on an expectation of available cash flows from operations and availability under our revolving credit facility