Form 10-Q
period 2017-06-30
PRIMEENERGY CORP
filed 2017-08-18
CIK 56868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                      to

Commission File Number 0-7406

PrimeEnergy Corporation

(Exact name of registrant as specified in its charter)

Delaware	84-0637348
xx(State or other jurisdiction of incorporation or organization)	(I.R.S. employer Identification No.)

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

The number of shares outstanding of each class of the Registrant’s Common Stock as of August 11, 2017 was: Common Stock, $0.10 par value 2,189,405 shares.

PrimeEnergy Corporation

Index to Form 10-Q

June 30, 2017

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS -

PRIMEENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS – Unaudited

(Thousands of dollars, except per share amounts)

	June 30, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$7,722	$6,568
Restricted cash and cash equivalents	4,190	3,543
Accounts receivable, net	9,652	7,400
Other current assets	1,736	572

Total Current Assets	23,300	18,083
Property and Equipment, at cost
Oil and gas properties (successful efforts method), net	198,374	187,490
Field and office equipment, net	7,817	8,878

Total Property and Equipment, Net	206,191	196,368
Other Assets	530	203

Total Assets	$230,021	$214,654

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$9,318	$11,965
Accrued liabilities	22,944	8,184
Current portion of long-term debt	3,247	2,949
Current portion of asset retirement obligations	2,006	1,563
Derivative liability short-term	250	2,547
Due to related parties	351	—

Total Current Liabilities	38,116	27,208
Long-Term Bank Debt	41,298	66,316
Asset Retirement Obligations	15,707	15,943
Derivative Liability Long-Term	84	1,092
Deferred Income Taxes	44,805	37,500
Other Long-Term Obligations	613	715

Total Liabilities	140,623	148,774
Commitments and Contingencies
Equity
Common stock, $.10 par value; Authorized: 4,000,000 shares, issued: 3,836,397 shares	383	383
Paid-in capital	8,439	8,313
Retained earnings	118,981	96,322
Treasury stock, at cost; 1,645,718 shares and 1,552,894 shares	(51,078)	(46,473)

Total Stockholders’ Equity – PrimeEnergy	76,725	58,545
Non-controlling interest	12,673	7,335

Total Equity	89,398	65,880

Total Liabilities and Equity	$230,021	$214,654

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – Unaudited

(Thousands of dollars, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Oil and gas sales	$14,003	$8,708	$26,441	$15,838
Realized gain (loss) on derivative instruments, net	22	—	(205)	—
Field service income	4,306	3,710	8,067	7,934
Administrative overhead fees	1,647	1,633	3,228	3,390
Unrealized gain on derivative instruments, net	1,550	—	4,354	—
Other income	4	6	122	57

Total Revenues	21,532	14,057	42,007	27,219
Costs and Expenses
Lease operating expense	7,157	7,461	14,296	15,473
Field service expense	3,044	3,360	6,026	6,920
Depreciation, depletion, amortization and accretion on discounted liabilities	8,071	6,306	16,009	11,581
General and administrative expense	2,620	1,849	4,355	4,280

Total Costs and Expenses	20,892	18,976	40,686	38,254
Gain on Sale and Exchange of Assets	117	11,407	41,719	16,323

Income from Operations	757	6,488	43,040	5,288
Less: Interest expense	460	939	1,065	1,807

Income Before Provision for Income Taxes	297	5,549	41,975	3,481
Provision for Income Taxes	124	1,259	13,791	369

Net Income	173	4,290	28,184	3,112
Less: Net (Loss) Income Attributable to Non-Controlling Interests	(188)	1,765	5,525	2,447

Net Income Attributable to PrimeEnergy	$361	$2,525	$22,659	$665

Basic Income Per Common Share	$0.16	$1.10	$10.11	$0.29

Diluted Income Per Common Share	$0.12	$0.83	$7.57	$0.22

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – Unaudited

Six Months Ended June 30, 2017 and 2016

(Thousands of dollars)

	2017	2016
Net Income	$28,184	$3,112
Other Comprehensive Income, net of taxes:
Changes in fair value of hedge positions, net of taxes of $0 and $(2), respectively	—	5

Total other comprehensive income	0	5

Comprehensive Income	28,184	3,117
Less: Comprehensive Income Attributable to Non-Controlling Interest	5,525	2,447

Comprehensive Income Attributable to PrimeEnergy	$22,659	$670

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY – Unaudited

Six Months Ended June 30, 2017

(Thousands of dollars)

	Common Stock		Additional Paid in Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity – PrimeEnergy	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at December 31, 2016	3,836,397	$383	$8,313	$96,322	$(46,473)	$58,545	$7,335	$65,880
Repurchase 92,824 shares of common stock	—	—	—	—	(4,605)	(4,605)	—	(4,605)
Net income	—	—	—	22,659	—	22,659	5,525	28,184
Repurchase of non-controlling interests	—	—	126	—	—	126	(187)	(61)

Balance at June 30, 2017	3,836,397	$383	$8,439	$118,981	$(51,078)	$76,725	$12,673	$89,398

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

Six Months Ended June 30, 2017 and 2016

(Thousands of dollars)

	2017	2016
Cash Flows from Operating Activities:
Net income (loss)	$28,184	$3,112
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion on discounted liabilities	16,009	11,581
Gain on sale and exchange of assets	(41,719)	(16,323)
Unrealized loss on derivative instruments, net	(4,354)	—
Provision for deferred income taxes	7,305	493
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(2,252)	2,533
(Increase) decrease in other current assets and restricted cash	(1,105)	521
Decrease in accounts payable	(2,647)	(3,582)
Increase in accrued liabilities	14,760	6,522
Increase in due to related parties	352	36

Net Cash Provided by Operating Activities	14,533	4,893

Cash Flows from Investing Activities:
Capital expenditures, including exploration expense	(30,463)	(12,205)
Proceeds from sale of property and equipment	46,572	16,323

Net Cash Provided by (Used in) Investing Activities	16,109	4,118

Cash Flows from Financing Activities:
Purchase of stock for treasury	(4,605)	(509)
Purchase of non-controlling interests	(60)	(176)
Proceeds from long-term bank debt and other long-term obligations	42,000	9,000
Repayment of long-term bank debt and other long-term obligations	(66,823)	(8,515)

Net Cash Used in Financing Activities	(29,488)	(200)

Net Increase (Decrease) in Cash and Cash Equivalents	1,154	8,811
Cash and Cash Equivalents at the Beginning of the Period	6,568	9,750

Cash and Cash Equivalents at the End of the Period	$7,722	$18,561

Supplemental Disclosures:
Income taxes paid	$2,587	$—
Interest paid	$1,356	$1,796

The accompanying Notes are an integral part of these Condensed Consolidated Financial

PRIMEENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

(1) Basis of Presentation:

The accompanying condensed consolidated financial statements of PrimeEnergy Corporation (“PEC” or the “Company”) have not been audited by independent public accountants. Pursuant to applicable Securities and Exchange Commission (“SEC”) rules and regulations, the accompanying interim financial statements do not include all disclosures presented in annual financial statements and the reader should refer to the Company’s Form 10-K for the year ended December 31, 2016. In the opinion of management, the accompanying interim condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016, the condensed consolidated results of operations for the three and six months ended June 30, 2017 and 2016, and the condensed consolidated results of cash flows and equity for the six months ended June 30, 2017 and 2016. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation. The results for interim periods are not necessarily indicative of annual results. For purposes of disclosure in the condensed consolidated financial statements, subsequent events have been evaluated through the date the statements were issued.

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

In January 2017, the FASB issued ASU No. 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Venture (Topic 323), which states that registrants should consider additional qualitative disclosures if the impact of an issued but not yet adopted ASU is unknown or cannot be reasonably estimated and to include a description of the effect of the accounting policies that the registrant expects to apply, if determined. Transition guidance in certain issued but not yet adopted ASUs, including Leases and Revenue Recognition, was also updated to reflect this amendment. This guidance is effective immediately. The adoption of this guidance had no effect on the Company’s financial statements.

(2) Acquisitions and Dispositions:

Historically the Company has repurchased the interests of the partners and trust unit holders in the oil and gas limited partnerships (the “Partnerships”) and the asset and business income trusts (the “Trusts”) managed by the Company as general partner and as managing trustee, respectively. The Company purchased such interests in amounts totaling $60,000 and $176,000 for the six months ended June 30, 2017 and 2016, respectively.

During the six months ended June 30, 2017, The Company sold or farmed out interests in certain non-core undeveloped oil and natural gas properties through a number of separate individually negotiated transactions in exchange for cash and a royalty or working interest in both West Texas and Oklahoma. Proceeds under these agreements were $46.6 million.

In July 2017, The Company closed on a similar transaction in New Mexico for proceeds of $400,000.

During the second quarter of 2017, The Company acquired approximately 118 net mineral acres for $596,000 adjacent to existing Company acreage in order to facilitate the drilling of future horizontal wells.

(3) Restricted Cash and Cash Equivalents:

Restricted cash and cash equivalents include $4.19 million and $3.54 million at June 30, 2017 and December 31, 2016, respectively, of cash primarily pertaining to oil and gas revenue payments. There were corresponding accounts payable recorded at June 30, 2017 and December 31, 2016 for these liabilities. Both the restricted cash and the accounts payable are classified as current on the accompanying condensed consolidated balance sheets.

(4) Additional Balance Sheet Information:

Certain balance sheet amounts are comprised of the following:

(Thousands of dollars)	June 30, 2017	December 31, 2016
Accounts Receivable:
Joint interest billing	$2,443	$2,345
Trade receivables	1,399	1,070
Oil and gas sales	5,734	4,078
Other	373	204

	9,949	7,697
Less: Allowance for doubtful accounts	(297)	(297)

Total	$9,652	$7,400

Accounts Payable:
Trade	$1,372	$3,967
Royalty and other owners	7,155	5,317
Prepaid drilling deposits	51	83
Other	740	1,414

Total	$9,318	$11,965

Accrued Liabilities:
Compensation and related expenses	$2,568	$2,295
Property costs	14,098	3,317
Income Tax	5,873	1,988
Other	405	584

Total	$22,944	$8,184

(5) Property and Equipment:

Property and equipment at June 30, 2017 and December 31, 2016 consisted of the following:

(Thousands of dollars)	June 30, 2017	December 31, 2016
Proved oil and gas properties, at cost	$443,244	$417,821
Less: Accumulated depletion and depreciation	(244,870)	(230,331)

Oil and Gas Properties, Net	$198,374	$187,490

Field and office equipment	$26,565	$26,902
Less: Accumulated depreciation	(18,748)	(18,024)

Field and Office Equipment, Net	$7,817	$8,878

Total Property and Equipment, Net	$206,191	$196,368

6) Long-Term Debt:

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

On February 15, 2017, the Company and its lenders entered into a Third Amended and Restated Credit Agreement (the “ 2017 Credit Agreement”) with a maturity date of February 15, 2021. The Second Amended and Restated Credit Agreement and subsequent amendments were amended and restated by the 2017 Credit Agreement. Pursuant to the terms and conditions of the 2017 Credit Agreement, the Company has a revolving line of credit and letter of credit facility of up to $300 million subject to a borrowing base that is determined semi-annually by the lenders based upon the Company’s financial statements and the estimated value of the Company’s oil and gas properties, in accordance with the Lenders’ customary practices for oil and gas loans. The credit facility is secured by substantially all of the Company’s oil and gas properties. As of June 30, 2017, the Company’s borrowing base was $75 million. The 2017 Credit Agreement includes terms and covenants that require the Company to maintain a minimum current ratio, total indebtedness to EBITDAX (earnings before depreciation, depletion, amortization, taxes, interest expense and exploration costs) ratio and interest coverage ratio, as defined, and restrictions are placed on the payment of dividends, the amount of treasury stock the Company may purchase, commodity hedge agreements, and loans and investments in its consolidated subsidiaries and limited partnerships. Effective July 19, 2017, the borrowing base was re-determined to be $67 million

At June 30, 2017, the Company had a total of $39.8 million of borrowings outstanding under its revolving credit facility at a weighted-average interest rate of 4.87% and $35.2 million available for future borrowings. The combined weighted average interest rate paid on outstanding bank borrowings subject to base rate and LIBO interest was 5.20% for the six months ended June 30, 2017 as compared to 3.66% for the six months ended June 30, 2016. The Company’s borrowings under this credit facility approximates fair value because the interest rates are variable and reflective of market rates.

The Company entered into interest rate hedge agreements to help manage interest rate exposure. These contracts include interest rate swaps. Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. In July 2012, the Company entered into interest swap agreements for a period of two years, which commenced in January 2014, related to $75 million of the Company’s bank debt resulting in a LIBO fixed rate of 0.563% and terminated in January 2016. The Company recorded interest expense and paid $7,000 related to the settlement of interest rate swaps for the six months ended June 30, 2016.

Equipment Loans:

On July 31, 2013, the Company entered into a $10.0 million Loan and Security Agreement with JP Morgan Chase Bank (“Equipment Loan”). The Equipment Loan is secured by a portion of the Company’s field service equipment, carries an interest rate of 3.95% per annum, requires monthly payments (principal and interest) of $184,000, and has a final maturity date of July 31, 2018. As of June 30, 2017, the Company had a total of $2.33 million outstanding on this Equipment Loan.

On July 29, 2014, the Company entered into additional equipment financing facilities (“Additional Equipment Loans”) totaling $6.0 million with JP Morgan Chase Bank. In August 2014, the Company drew down $4.8 million of this facility that is secured by field service equipment, carries an interest rate of 3.40% per annum, requires monthly payments (principal and interest) of $87,800, and has a final maturity date of July 31, 2019. The remaining $1.2 million under the Additional Equipment Loans was available for interim draws to finance the acquisition of any future field service equipment. In December 2014, the Company made an interim draw of an additional $0.5 million on this facility that is secured by recently purchased field service equipment. Interim draws on this facility carried a floating interest rate, payable monthly at the LIBO published rate plus 2.50% and on June 26, 2015 converted into a fixed term loan, with a rate of 3.50% and requiring monthly payments (principal and interest) of $8,700 with a final maturity date of June 26, 2020. As of June 30, 2017, the Company had a total of $2.41 million outstanding on the Additional Equipment Loans.

The Company determined these loans are Level 3 liabilities in the fair-value hierarchy and estimated their fair value as $4,710 million and $7,798 million at June 30, 2017 and 2016, respectively, using a discounted cash flow model.

(7) Other Long-Term Obligations and Commitments:

Operating Leases:

The Company has several non-cancelable operating leases, primarily for rental of office space, that have a term of more than one year. The future minimum lease payments for the rest of fiscal 2017 and thereafter for the operating leases are as follows:

(Thousands of dollars)	Operating Leases
2017	313
2018	59

Total minimum payments	$372

Rent expense for office space for the six months ended June 30, 2017 and 2016 was $340,000 and $465,000, respectively.

Asset Retirement Obligation:

A reconciliation of the liability for plugging and abandonment costs for the six months ended June 30, 2017 is as follows:

(Thousands of dollars)
Asset retirement obligation – December 31, 2016	$17,505
Liabilities incurred	45
Liabilities settled	(221)
Accretion expense	384

Asset retirement obligation – June 30, 2017	$17,713

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

(8) Contingent Liabilities:

The Company, as managing general partner of the affiliated Partnerships, is responsible for all Partnership activities, including the drilling of development wells and the production and sale of oil and gas from productive wells. The Company also provides the administration, accounting and tax preparation work for the Partnerships, and is liable for all debts and liabilities of the affiliated Partnerships, to the extent that the assets of a given limited Partnership are not sufficient to satisfy its obligations. At June 30, 2017, the affiliated Partnerships have established cash reserves in excess of their debts and liabilities and the Company believes these reserves will be sufficient to satisfy Partnership obligations.

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

(9) Stock Options and Other Compensation:

In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. At June 30, 2017 and 2016, remaining options held by two key executive officers on 767,500 shares were outstanding and exercisable at prices ranging from $1.00 to $1.25. According to their terms, the options have no expiration date.

(10) Related Party Transactions:

The Company, as managing general partner or managing trustee, makes an annual offer to repurchase the interests of the partners and trust unit holders in certain of the Partnerships or Trusts. The Company purchased such interests in amounts totaling $60,000 and $176,000 for the six months ended June 30, 2017 and 2016, respectively.

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

11. Financial Instruments

Fair Value Measurements:

Authoritative guidance on fair value measurements defines fair value, establishes a framework for measuring fair value and stipulates the related disclosure requirements. The Company follows a three-level hierarchy, prioritizing and defining the types of inputs used to measure fair value. The fair values of the Company’s interest rate swaps, natural gas and crude oil price collars and swaps are designated as Level 3. The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016:

June 30, 2017	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2017
(Thousands of dollars)
Assets
Commodity derivative contracts	$—	$—	$1,106	$1,106

Total assets	$—	$—	$1,106	$1,106

Liabilities
Commodity derivative contracts	$—	$—	$(334)	$(334)

Total liabilities	$—	$—	$(334)	$(334)

December 31, 2016	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2016
(Thousands of dollars)
Assets
Commodity derivative contracts	$—	$—	$57	$57

Total assets	$—	$—	$57	$57

Liabilities
Commodity derivative contract	$—	$—	$(3,639)	$(3,639)

Total liabilities	$—	$—	$(3,639)	$(3,639)

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

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the six months ended June 30, 2017.

(Thousands of dollars)
Net Liabilities – December 31, 2016	$(3,582)
Total realized and unrealized (gains) losses:
Included in earnings (a)	4,149
Purchases, sales, issuances and settlements	205

Net Assets – June 30, 2017	$772

a)	Derivative instruments are reported in revenues as realized gain/loss and on a separately reported line item captioned unrealized gain/loss on derivative instruments, and interest rate swap instruments are reported as an increase or reduction to interest expense.

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

Interest rate swap derivatives are treated as cash-flow hedges and are used to fix our floating interest rates on existing debt. Settlements of the swaps, which began in January 2014 and concluded in January 2016, was recognized within interest expense. There were no remaining interest rate swaps as of June 30, 2017 and December 31, 2016.The value of interest rate swaps if applicable, would be recorded in accumulated other comprehensive loss, net of tax.

The following table sets forth the effect of derivative instruments on the consolidated balance sheets at June 30, 2017 and December 31, 2016:

		Fair Value
(Thousands of dollars)	Balance Sheet Location	June 30, 2017	December 31, 2016
Asset Derivatives:
Derivatives not designated as cash-flow hedging instruments:
Crude oil commodity contracts	Other Current Assets	$575	$—
Natural gas commodity contracts	Other Current Assets	131	—
Crude oil commodity contracts	Other Assets	295	—
Natural gas commodity contracts	Other Assets	105	57

Total		$1,106	$57

Liability Derivatives:
Derivatives not designated as cash-flow hedging instruments:
Crude oil commodity contracts	Derivative liability short-term	—	(1,065)
Natural gas commodity contracts	Derivative liability short-term	(250)	(1,482)
Natural gas commodity contracts	Derivative liability long-term	(62)	(463)
Crude oil commodity contracts	Derivative liability long-term	(22)	(629)

Total		$(334)	$(3,639)

Total derivative instruments		$(772)	$(3,582)

The following table sets forth the effect of derivative instruments on the consolidated statements of operations for the six month period ended June 30, 2017 and 2016:

		Amount of gain/loss recognized in income
(Thousands of dollars)	Location of gain/loss recognized in income	2017	2016
Derivative designated as cash-flow hedge instruments:
Interest rate swap contracts	Interest expense	$—	$(7)
Derivatives not designated as cash-flow hedge instruments:
Natural gas commodity contracts	Unrealized (loss) gain on derivative instruments, net	1,852	—
Crude oil commodity contracts	Unrealized (loss) gain on derivative instruments, net	2,502	—
Natural gas commodity contracts	Realized gain (loss) on derivative instruments, net	(205)	—
Crude oil commodity contracts	Realized gain (loss) on derivative instruments, net	—	—

		$4,149	$(7)

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

	Six Months Ended June 30,
	2017			2016
	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount
Basic	$22,659	2,241,310	$10.11	$665	2,294,686	$0.29
Effect of dilutive securities:
Options		751,019			749,909

Diluted	$22,659	2,992,329	$7.57	$665	3,044,595	$0.22

	Three Months Ended June 30,
	2017			2016
	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount
Basic	$361	2,199,750	$0.16	$2,525	2,294,195	$1.10
Effect of dilutive securities:
Options		749,491			750,205

Diluted	$361	2,949,261	$0.12	$2,525	3,044,400	$0.83

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We are the operator of the majority of our developed and undeveloped acreage which is nearly all held by production. In the Permian Basin of West Texas and eastern New Mexico the Company maintains an acreage position of over 21,160 gross (12,940 net) acres, approximately 91% of which is in Reagan, Upton, Martin and Midland counties of Texas where our current horizontal drilling activity is focused. We believe this acreage has significant resource potential in the Spraberry and Wolfcamp intervals for additional horizontal drilling that could support the drilling of as many as 250 additional horizontal wells. In Oklahoma we maintain an acreage position of approximately 77,741 gross (14,540 net) acres. Our Oklahoma horizontal development is focused primarily in Canadian, Kingfisher, Grady, and Garvin counties. We believe approximately 2,300 net acres in these counties hold significant additional resource potential that could support the drilling of as many as 76 new horizontal wells based on an estimate of only two wells per section, with our share of such prospective future development being about $42 million based on an average 10.5% ownership level.

Our balanced portfolio of assets positions us well for both the current commodity price environment and future potential upside as we develop our attractive resource opportunities. Our primary sources of liquidity are cash flows generated from operations, through our producing oil and gas properties, our field services business, and from sales of non-core acreage.

The Company will continue to pursue the acquisition of leasehold acreage and producing properties in areas where we currently operate and believe there is additional exploration and development potential and will attempt to assume the position of operator in all such acquisitions. In order to diversify and broaden our asset base, we will consider acquiring the assets or stock in other entities and companies in the oil and gas business. Our main objective in making such acquisitions will be to acquire income producing assets so as to build stockholder value through consistent growth in our oil and gas reserve base on a cost-efficient basis.

Our cash flows depend on many factors, including the price of oil and gas, the level of our acquisition, disposition and drilling activities and the operational performance of our producing properties. We may use derivative instruments to manage our commodity price risk. This practice may prevent us from receiving the full advantage of any increases in oil and gas prices above the maximum fixed amount specified in the derivative agreements and subjects us to the credit risk of the counterparties to such agreements.

RECENT ACTIVITIES

Our West Texas, horizontal drilling program, which began in 2015, includes sixteen wells that have been drilled, completed and were on production as of the end of the first quarter 2017. In the second quarter the Company brought on two additional wells in this program and is currently participating in an additional 14 wells that are in various stages of being drilled, completed, or are waiting on hydraulic fracture stimulation. Also during the first half of 2017 the Company participated for less than one percent interest in eight wells in Martin County, Texas. In the second half of the year we anticipate the drilling of three more horizontal wells in this program. The Company also is participating for less than 1.1% interest in an additional sixteen horizontal wells that are either currently being drilled, or scheduled to be drilled in the second half of 2017 .

In Upton County, Texas, we are developing a contiguous 3,900 acre block with our joint venture partner, Apache Corporation, where the Company holds approximately 48% interest in 2,606 gross acres. Through yearend 2016, six wells had been drilled and completed. In the first quarter of 2017, an additional six wells were drilled and brought online and in the second quarter of 2017 an additional two wells were completed and put into production. The Company is currently participating in 14 horizontal wells that are in various phases of being drilled, completed, or brought on production. Approximately $93 million will be invested in this group of 14 wells, of which the Company’s share will be approximately $33 million. Apache drilling-plans indicate six additional wells will be spud later this year at a cost of $40 million, of which our share is approximately $15 million. Apache has begun Pad drilling of the acreage and future development is anticipated to result in approximately 118 additional horizontal wells being drilled at a cost of about $638 million. We own various interests ranging from 14% to 49% in the lands to be developed in this project and expect our share of these capital expenditures to be approximately $177 million. The total number of wells that will be drilled and the timing of drilling will vary based on drilling schedule and commodity prices.

In Martin County, Texas we are developing a 960 acre block with RSP Permian and the Company owns from 35% to 38% interest in this acreage block. An initial two horizontal wells were drilled and completed in 2016 and two additional horizontal wells were brought online at the end of March 2017. An additional two wells are expected to be drilled in late 2017, or early 2018, although definitive plans have not yet been received.

Our Oklahoma horizontal development program, which began in 2012, has, through the first quarter of 2017, participated in 24 horizontal wells for approximately $23 million. Over this same time period the Company chose to retain an overriding royalty interest in 21 other horizontal wells. In the second quarter of 2017, we participated in two horizontal wells that have been placed on production: The Company participated with 17.6% interest in the drilling of a horizontal well in Canadian County operated by Devon Energy that spud in November of 2016 and was placed on production in early April 2017. The Company also participated with 11.8% interest in a horizontal well drilled by Marathon Oil Company in Kingfisher County that was spud in February of 2017 and put on production in June. The Company is currently participating in two wells being drilled in Grady County, with approximately 12% interest in a well operated by Linn Operating, Inc. and 1% in a well operated by Citizen Energy II LLC. The total cost for these two wells will be about $15,586,000 and the Company’s share will be approximately $1,055,000. The Company is also participating in a horizontal well in Garvin County operated by Rimrock Resource Operating in which the Company has approximately 6.25% interest with an expected net cost of $610,000. In addition, we have elected to retain an over-riding royalty interest in a well being drilled by Chaparral Energy Corp. in Garfield County.

RESULTS OF OPERATIONS

2017 and 2016 Compared

We reported a net income for the three and six months ended June 30, 2017 of $0.4 million, or $0.16 per share and $22.7 million, or $10.11 per share, respectively as compared to net income of $2.5 million, or $1.10 per share and $0.7 million, or $0.29 per share for the three and six months ended June 30, 2016, respectively. Current year net income reflects an increase in oil production combined with increased commodity prices over the six months ended June 30, 2017 combined with gains related to the sale of acreage during the six months ended June 2017. The significant components of income and expense are discussed below.

Oil and gas sales increased $5.3 million, or 60.8% from $8.7 million for the three months ended June 30, 2016 to $14.0 million for the three months ended June 30, 2017 and increased $10.6 million, or 66.9% from $15.8 million for the six months ended June 30, 2016 to $26.4 million for the six months ended June 30, 2017. Crude oil and natural gas sales vary due to changes in volumes of production sold and realized commodity prices.

Our realized prices at the well head increased an average of $3.89 per barrel, or 9.4% and $12.20 per barrel, or 34.9% on crude oil during the three and six months ended June 30, 2017, respectively from the same periods in 2016 while our average well head price for natural gas increased $1.24 per mcf, or 53.7% and $1.21 per mcf, or 53.5% during the three and six months ended June 30, 2017, respectively from the same periods in 2016.

Our crude oil production increased by 76,000 barrels or 50.7% from 150,000 barrels for the second quarter 2016 to 226,000 barrels for the second quarter 2017 and increased by 89,000 barrels, or 28.5% from 312,000 barrels for the six months ended June 30, 2016 to 401,000 barrels for the six months ended June 30, 2017. Our natural gas production decreased by 19,000 mcf, or 1.8% from 1,079,000 mcf for the second quarter 2016 to 1,060,000 mcf for the second quarter 2017 and decreased by 11,000 mcf, or 0.5% from 2,184,000 mcf for the six months ended June 30, 2016 to 2,173,000 mcf for the six months ended June 30, 2017. The changes in crude oil and natural gas production volumes reflect the natural decline of the previously existing properties, offset by production from new wells added in late 2016 and the first half of 2017.

The following table summarizes the primary components of production volumes and average sales prices realized for the three and six months ended June 30, 2017 and 2016 (excluding realized gains and losses from derivatives).

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Increase / (Decrease)	2017	2016	Increase / (Decrease)
Barrels of Oil Produced	226,000	150,000	76,000	401,000	312,000	89,000
Average Price Received	$45.30	$41.41	$3.89	$47.16	$34.92	$12.20

Oil Revenue (In 000’s)	$10,237	$6,212	$4,025	$18,911	$10,896	$8,015
Mcf of Gas Produced	1,060,000	1,079,000	(19,000)	2,173,000	2,184,000	(11,000)
Average Price Received	$3.55	$2.31	$1.24	$3.47	$2.26	$1.21

Gas Revenue (In 000’s)	$3,766	$2,496	$1,270	$7,530	$4,942	$2,588

Total Oil & Gas Revenue (In 000’s)	$14,003	$8,708	$5,295	$26,441	$15,838	$10,603

Realized gain (loss) on derivative instruments, net include net gains of $0.78 million and net losses of $0.56 million on the settlements of crude oil and natural gas derivatives, respectively for the second quarter 2017. Realized gain (loss) on derivative instruments include net gains of $29 and net losses of $204,685 on the settlements of natural gas and crude oil derivatives, respectively for the six months ended June 30, 2017. No such gains or losses were realized in 2016.

We do not apply hedge accounting to any of our commodity based derivatives, thus changes in the fair market value of commodity contracts held at the end of a reported period, referred to as mark-to-market adjustments, are recognized as unrealized gains and losses in the accompanying condensed consolidated statements of operations. As oil and natural gas prices remain volatile, mark-to-market accounting treatment creates volatility in our revenues. During the three and six months ended June 30, 2017, we recognized net unrealized gains of $0.54 million and $1.85 million, respectively associated with natural gas fixed swap contracts and net unrealized gains of $1.01 million and $2.50 million, respectively associated with crude oil fixed swaps due to market fluctuations in natural gas and crude oil futures market prices between December 31, 2016 and June 30, 2017. No such gains were recognized in 2016.

There were no swaps in place related to the three and six months ended June 30, 2016. Oil and gas prices received for the three and six months ended June 30, 2017 including the impact of derivatives were:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Oil Price	$45.64	$47.16
Gas Price	$3.50	$3.47

Field service income increased $0.6 million, or 16.2% from $3.7 million for the second quarter 2016 to $4.3 million for the second quarter 2017 and $0.2 million, or 2.5% from $7.9 million for the six months ended June 30, 2016 to $8.1 million for the six months ended June 30, 2017. Workover rig services represent the bulk of our field service operations, and working rates have all decreased between the periods in our most active districts. The decrease in revenues from these services has been offset by increases in our salt water disposal revenues.

Lease operating expense decreased $0.3 million, or 4.0% from $7.5 million for the second quarter 2016 to $7.2 million for the second quarter 2017 and decreased $1.2 million, or 7.7% from $15.5 million for the six months ended June 30, 2016 to $14.3 million for the six months ended June 30, 2017. This decrease is primarily due to reductions in costs in our marginal fields including personnel cut backs and decreased vendor services offset by increased production taxes related to increased oil and natural gas prices during 2017 as compared to the same periods of 2016.

Field service expense decreased $0.4 million, or 11.8% from $3.4 million for the second quarter 2016 to $3.0 million for the second quarter 2017 and decreased $0.9 million, or 13% from $6.9 million for the six months ended June 30, 2016 to $6.0 million for the six months ended June 30, 2017. Field service expenses primarily consist of wages and vehicle operating expenses which have decreased during the six months ended June 30, 2017 from the same period of 2016 as a direct result of reductions in hourly wage rates and hours, and utilization of the operating equipment.

Depreciation, depletion, amortization and accretion on discounted liabilities increased $1.8 million, or 28.6% from $6.3 million for the second quarter 2016 to $8.1 million for the second quarter 2017 and $4.4 million, or 37.9% from $11.6 million for the six months ended June 30, 2016 to $16.0 million for the six months ended June 30, 2017 reflecting the increased production during 2017 as compared to the same periods of 2016 and the increase capital cost base of recently drilled and completed wells.

General and administrative expense increased $0.1 million, or 2.3% from $4.3 million for the six months ended June 30, 2016 to $4.4 million for the six months ended June 30, 2017, and $0.8 million, or 44.4% from $1.8 million for the three months ended June 30, 2016 to $2.6 million for the three months ended June 30, 2017. The largest component of these personnel costs are salaries and employee related taxes and insurance with quarterly variances due to the reimbursement of administrative expenses associated with property activities during the period.

Gain on sale and exchange of assets of $41.7 million and $16.3 million for the six months ended June 30, 2017 and June 30, 2016, respectively consists of sales of non-essential oil and gas interests and field service equipment.

Interest expense decreased from $0.9 million for the second quarter 2016 to $0.5 million for the second quarter 2017 and from $1.8 million for the six months ended June 30, 2016 to $1.1 million for the six months ended June 30, 2017. This decrease reflects the reduction in current borrowings under our revolving credit agreement.

A tax provision of $13.8 million was recorded for the six months ended June 30, 2017 versus a tax provision of $369 thousand for the six months ended June 30, 2016. Our provision for income taxes can vary from the federal statutory tax rate of 34% primarily due to state taxes and percentage depletion deductions. We are entitled to percentage depletion on certain of our wells, which is calculated without reference to the basis of the property. To the extent that such depletion exceeds a property’s basis, it creates a permanent difference, which would have the effect of lowering our effective rate.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from our operations, through our producing oil and gas properties, field services business and sales of non-core acreage.

Net cash provided by our operating activities for the six months ended June 30, 2017 was $14.5 million compared to $4.9 million for the six months ended June 30, 2016. Excluding the effects of significant unforeseen expenses or other income, our cash flow from operations fluctuates primarily because of variations in oil and gas production and prices or changes in working capital accounts. Our oil and gas production will vary based on actual well performance but may be curtailed due to factors beyond our control.

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

We currently maintain a credit facility totaling $300 million, with a borrowing base of $67 million. As of June 30, 2017, The Company has $39.8 million in outstanding borrowings. The bank reviews the borrowing base semi-annually and, at their discretion, may decrease or propose an increase to the borrowing base relative to a redetermined estimate of proved oil and gas reserves. The next borrowing base review is scheduled for November 2017. Our oil and gas properties are pledged as collateral for the line of credit and we are subject to certain financial and operational covenants defined in the credit agreement. We are currently in compliance with these covenants and expect to be in compliance over the next twelve months. If we do not comply with these covenants on a continuing basis, the lenders have the right to refuse to advance additional funds under the facility and/or declare all principal and interest immediately due and payable. Our borrowing base may decrease as a result of lower natural gas or oil prices, operating difficulties, declines in reserves, lending requirements or regulations, the issuance of new indebtedness or for other reasons set forth in our revolving credit agreement. In the event of a decrease in our borrowing base due to declines in commodity prices or otherwise, our ability to borrow under our revolving credit facility may be limited and we could be required to repay any indebtedness in excess of the redetermined borrowing base.

Our credit agreement required us to hedge a portion of our production forecasted for as PDP reserves in our borrowing base review engineering report. Accordingly the Company has in place the following swap agreements for oil and natural gas.

		Monthly Hedge Volumes		Price
	Year	BBLs	MMBTU	BBLs	MMBTU
July through December	2017	14,300	235,000	$50.10	$3.11
January through December	2018	11,900	200,000	$52.02	$2.97
January through March	2019	12,500	130,000	$50.75	$3.12
April through June	2019	35,000	60,000	$48.80	$2.66

Maintaining a strong balance sheet and ample liquidity are key components of our business strategy. For 2017, we will continue our focus on preserving financial flexibility and ample liquidity as we manage the risks facing our industry. Our 2017 capital budget is reflective of current commodity prices and has been established based on an expectation of available cash flows, with any cash flow deficiencies expected to be funded by borrowings under our revolving credit facility. As we have done historically to preserve or enhance liquidity we may adjust our capital program throughout the year, divest non-strategic assets, or enter into strategic joint ventures. We are actively in discussions with financial partners for funding to develop our asset base and, if required, pay down our revolving credit facility should our borrowing base become limited due to the deterioration of commodity prices.

We have in place both a stock repurchase program and a limited partnership interest repurchase program under which we expect to continue spending during 2017. For the six month period ended June 30, 2017, we have spent $4,665,000  million under these programs.

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

There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	RISK FACTORS

The Company is a smaller reporting company and no response is required pursuant to this Item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities by the Company during the period covered by this report.

During the six months ended June 30, 2017, the Company purchased the following shares of common stock as treasury shares.

2017 Month	Number of Shares	Average Price Paid per share	Maximum Number of Shares that May Yet Be Purchased Under The Program at Month - End (1)
January	101	$54.05	236,946
February	140	$57.25	236,806
March	251	$49.55	236,555
April	85,033	$49.98	151,522
May	2,242	$41.12	149,280
June	5,057	$46.80	144,223

Total/Average	92,824	$49.61

(1)	In December 1993, we announced that the Board of Directors authorized a stock repurchase program whereby we may purchase outstanding shares of the common stock from time-to-time, in open market transactions or negotiated sales. On October 31, 2012, the Board of Directors of the Company approved an additional 500,000 shares of the Company’s stock to be included in the stock repurchase program. A total of 3,500,000 shares have been authorized to date under this program. Through June 30, 2017, a total of 3,355,777 shares have been repurchased under this program for $59,734,577 at an average price of $17.80 per share. Additional purchases of shares may occur as market conditions warrant. We expect future purchases will be funded with internally generated cash flow or from working capital.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	RESERVED

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit No.

3.1	Restated Certificate of Incorporation of PrimeEnergy Corporation (effective July 1, 2009) (Incorporated by reference to Exhibit 3.1 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2009).

3.2	Bylaws of PrimeEnergy Corporation as amended and restated as of May 20, 2015 (filed as Exhibit 3.2 of PrimeEnergy Corporation Form 8-K on May 21, 2015 and incorporated herein by reference).

10.18	Composite copy of Non-Statutory Option Agreements (Incorporated by reference to Exhibit 10.18 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2004).

10.22.5.10	Third Amended and Restated Credit Agreement dated as of February 15, 2017 among PrimeEnergy Corporation, as Borrower, Compass Bank, as Administrative Agent and Lender, Wells Fargo, National Association, as Document Agent, the Lenders Party Hereto (Compass Bank, Wells Fargo, National Association, Citibank, N.A.) and BBVA Compass Bank, as Letter of Credit Issuer and Sole Lead Arranger and Sole Bookrunner (Incorporated by reference to Exhibit 10.22.5.10 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2016).

10.22.5.11	Amended, Restated and Consolidated Guaranty dated as of February 15, 2017, among PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, EOWS Midland Company and Prime Offshore L.L.C. in favor of Compass Bank, as Administrative Agent for the Lenders (Incorporated by reference to Exhibit 10.22.5.11 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2016).

10.22.5.12	Amended, Restated and Consolidated Pledge and Security Agreement dated as of February 15, 2017, among PrimeEnergy Corporation, PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, EOWS Midland Company and Prime Offshore L.L.C. and Compass Bank, as Administrative Agent for the Secured Parties (Incorporated by reference to Exhibit 10.22.5.12 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2016).

10.22.5.13	Amended, Restated and Consolidated Deed of Trust, Mortgage, Security Agreement, Assignment of Production and Financing Statement Dated as of May 5, 2017 (Incorporated by reference to Exhibit 10.22.5.13 to PrimeEnergy Corporation Form 10-Q for the quarter ended March 31, 2017).

10.22.5.14	Deed of Trust, Mortgage, Security Agreement, Assignment of Production and Financing Statement Dated as of May 5, 2017 (Incorporated by reference to Exhibit 10.22.5.14 to PrimeEnergy Corporation Form 10-Q for the quarter ended March 31, 2017).

10.22.5.15	Amended, Restated and Consolidated Mortgage of Oil and Gas Property, Security Agreement, Assignment of Production and Financing Statement Dated as of May 5, 2017 (Incorporated by reference to Exhibit 10.22.5.15 to PrimeEnergy Corporation Form 10-Q for the quarter ended March 31, 2017).

10.23.1	Loan and Security Agreement dated July 31, 2013, by and between JP Morgan Chase Bank, N.A. and Eastern Oil Well Service Company, EOWS Midland Company and Southwest Oilfield Construction Company (Incorporated by reference to Exhibit 10.23.1 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2013).

10.23.2	Business Purpose Promissory Note dated July 31, 2013, made by Eastern Oil Well Service Company, EOWS Midland Company and Southwest Oilfield Construction Company to JP Morgan Chase Bank N.A. (Incorporated by reference to Exhibit 10.23.2 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2013).

10.23.3	Guaranty dated July 31, 2013, made by PrimeEnergy Corporation in favor of JP Morgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.23.3 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2013).

10.23.4	Agreement of Equipment Substitution dated January 15, 2014, by and between JP Morgan Chase Bank, N.A. and Eastern Oil Well Service Company, EOWS Midland Company and Southwest Oilfield Construction Company (Incorporated by reference to Exhibit 10.23.4 to PrimeEnergy Corporation Form 10-Q for the quarter ended
March 31, 2014).

10.24.1	Loan and Security Agreement dated July 29, 2014, by and between JP Morgan Chase Bank, N.A. and Eastern Oil Well Service Company, EOWS Midland Company and Southwest Oilfield Construction Company (Incorporated by reference to Exhibit 10.24.1 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2014).

Exhibit No.

10.24.2	Business Purpose Promissory Note dated July 29, 2014, made by Eastern Oil Well Service Company, EOWS Midland Company and Southwest Oilfield Construction Company to JP Morgan Chase Bank N.A. (Incorporated by reference to Exhibit 10.24.2 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2014).

10.24.3	Guaranty dated July 29, 2014, made by PrimeEnergy Corporation in favor of JP Morgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.24.3 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2014).

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

PrimeEnergy Corporation
(Registrant)

August 18, 2017	/s/ Charles E. Drimal
(Date)	Charles E. Drimal, Jr.
President
Principal Executive Officer

August 18, 2017	/s/ Beverly A. Cummings
(Date)	Beverly A. Cummings
Executive Vice President
Principal Financial Officer