Form 10-Q
period 2017-09-30
PRIMEENERGY CORP
filed 2017-11-17
CIK 56868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

The number of shares outstanding of each class of the Registrant’s Common Stock as of November 7, 2017 was: Common Stock, $0.10 par value 2,181,681 shares.

PrimeEnergy Corporation

Index to Form 10-Q

September 30, 2017

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS -

PRIMEENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS – Unaudited

(Thousands of dollars, except per share amounts)

	September 30, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$9,920	$6,568
Restricted cash and cash equivalents	4,193	3,543
Accounts receivable, net	10,322	7,400
Other current assets	1,086	572

Total Current Assets	25,521	18,083
Property and Equipment, at cost
Oil and gas properties (successful efforts method), net	200,405	187,490
Field and office equipment, net	7,507	8,878

Total Property and Equipment, Net	207,912	196,368
Other Assets	183	203

Total Assets	$233,616	$214,654

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$13,302	$11,965
Accrued liabilities	16,955	8,184
Current portion of long-term debt	2,905	2,949
Current portion of asset retirement obligations	2,006	1,563
Derivative liability short-term	292	2,547
Due to related parties	31	—

Total Current Liabilities	35,491	27,208
Long-Term Bank Debt	50,840	66,316
Asset Retirement Obligations	15,711	15,943
Derivative Liability Long-Term	329	1,092
Deferred Income Taxes	47,925	37,500
Other Long-Term Obligations	616	715

Total Liabilities	150,912	148,774
Commitments and Contingencies
Equity
Common stock, $.10 par value; Authorized: 4,000,000 shares, issued: 3,836,397 shares	383	383
Paid-in capital	8,440	8,313
Retained earnings	116,970	96,322
Treasury stock, at cost; 1,654,101 shares and 1,552,894 shares	(51,473)	(46,473)

Total Stockholders’ Equity – PrimeEnergy	74,320	58,545
Non-controlling interest	8,384	7,335

Total Equity	82,704	65,880

Total Liabilities and Equity	$233,616	$214,654

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – Unaudited

(Thousands of dollars, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Oil and gas sales	$12,604	$11,557	$39,045	$27,395
Realized gain (loss) on derivative instruments, net	156	—	(49)	—
Field service income	4,109	3,694	12,176	11,628
Administrative overhead fees	1,530	1,600	4,758	4,990
Unrealized (loss) gain on derivative instruments, net	(1,262)	(354)	3,092	(354)
Other income	47	2	169	59

Total Revenues	17,184	16,499	59,191	43,718
Costs and Expenses
Lease operating expense	6,762	6,285	21,058	21,758
Field service expense	3,126	2,662	9,152	9,582
Depreciation, depletion, amortization and accretion on discounted liabilities	7,812	7,308	23,821	18,889
General and administrative expense	2,523	2,405	6,878	6,685

Total Costs and Expenses	20,223	18,660	60,909	56,914
Gain on Sale and Exchange of Assets	359	10,546	42,078	26,869

(Loss) Income from Operations	(2,680)	8,385	40,360	13,673
Less: Interest expense	594	1,002	1,659	2,809

(Loss) Income Before Provision (Benefit) for Income Taxes	(3,274)	7,383	38,701	10,864
(Benefit) Provision for Income Taxes	(1,384)	2,667	12,407	3,036

Net (Loss) Income	(1,890)	4,716	26,294	7,828
Less: Net Income (Loss) Attributable to Non-Controlling Interests	122	(208)	5,646	2,239

(Loss) Income Attributable to PrimeEnergy	$(2,012)	$4,924	$20,648	$5,589

Basic (Loss) Income Per Common Share	$(1.22)	$2.15	$9.29	$2.44

Diluted (Loss) Income Per Common Share	$(1.22)	$1.62	$6.94	$1.83

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – Unaudited

Nine Months Ended September 30, 2017 and 2016

(Thousands of dollars)

	2017	2016
Net Income	$26,294	$7,828
Other Comprehensive Income, net of taxes:
Changes in fair value of hedge positions, net of taxes of $0 and $(2), respectively	—	5

Total other comprehensive income	—	5

Comprehensive Income	26,294	7,833
Less: Comprehensive Income Attributable to Non-Controlling Interest	(5,646)	(2,239)

Comprehensive Income Attributable to PrimeEnergy	$20,648	$5,594

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY – Unaudited

Nine Months Ended September 30, 2017

(Thousands of dollars)

	Common Stock		Additional Paid in	Retained	Treasury	Total Stockholders’ Equity –	Non- Controlling	Total
	Shares	Amount	Capital	Earnings	Stock	PrimeEnergy	Interest	Equity
Balance at December 31, 2016	3,836,397	$383	$8,313	$96,322	$(46,473)	$58,545	$7,335	$65,880
Repurchase 101,207 shares of common stock	—	—	—	—	(5,000)	(5,000)	—	(5,000)
Net income	—	—	—	20,648	—	20,648	5,646	26,294
Repurchase of non-controlling interests	—	—	127	—	—	127	(187)	(60)
Distribution of non-controlling interests	—	—	—	—	—	—	(4,410)	(4,410)

Balance at September 30, 2017	3,836,397	$383	$8,440	$116,970	$(51,473)	$74,320	$8,384	$82,704

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

Nine Months Ended September 30, 2017 and 2016

(Thousands of dollars)

	2017	2016
Cash Flows from Operating Activities:
Net income	$26,294	$7,828
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion on discounted liabilities	23,821	18,889
Gain on sale and exchange of assets	(42,078)	(26,869)
Unrealized (gain) loss on derivative instruments, net	(3,092)	354
Provision for deferred income taxes	10,425	1,648
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(2,922)	2,009
(Increase) in other current assets and restricted cash	(1,164)	(612)
Increase (decrease) in accounts payable	1,337	(2,497)
Increase in accrued liabilities	8,771	4,188
Increase in due to related parties	31	22

Net Cash Provided by Operating Activities	21,423	4,960

Cash Flows from Investing Activities:
Capital expenditures, including exploration expense	(40,057)	(11,701)
Proceeds from sale of property and equipment	46,977	28,238

Net Cash Provided by (Used in) Investing Activities	6,920	16,537

Cash Flows from Financing Activities:
Purchase of stock for treasury	(5,000)	(509)
Purchase of non-controlling interests	(60)	(187)
Proceeds from long-term bank debt and other long-term obligations	52,000	9,000
Repayment of long-term bank debt and other long-term obligations	(67,521)	(33,311)
Distributions to non-controlling interests	(4,410)	(843)

Net Cash Used in Financing Activities	(24,991)	(25,850)

Net Increase (Decrease) in Cash and Cash Equivalents	3,352	(4,353)
Cash and Cash Equivalents at the Beginning of the Period	6,568	9,750

Cash and Cash Equivalents at the End of the Period	$9,920	$5,397

Supplemental Disclosures:
Income taxes paid	$2,588	$45
Interest paid	$1,762	$2,798

The accompanying Notes are an integral part of these Condensed Consolidated Financial

PRIMEENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

(1) Basis of Presentation:

The accompanying condensed consolidated financial statements of PrimeEnergy Corporation (“PEC” or the “Company”) have not been audited by independent public accountants. Pursuant to applicable Securities and Exchange Commission (“SEC”) rules and regulations, the accompanying interim financial statements do not include all disclosures presented in annual financial statements and the reader should refer to the Company’s Form 10-K for the year ended December 31, 2016. In the opinion of management, the accompanying interim condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016, the condensed consolidated results of operations for the three and nine months ended September 30, 2017 and 2016, and the condensed consolidated results of cash flows and equity for the nine months ended September 30, 2017. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation. The results for interim periods are not necessarily indicative of annual results. For purposes of disclosure in the condensed consolidated financial statements, subsequent events have been evaluated through the date the statements were issued.

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

In January 2017, the FASB issued ASU No. 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments—Equity Method and Joint Venture (Topic 323), which states that registrants should consider additional qualitative disclosures if the impact of an issued but not yet adopted ASU is unknown or cannot be reasonably estimated and to include a description of the effect of the accounting policies that the registrant expects to apply, if determined. Transition guidance in certain issued but not yet adopted ASUs, including Leases and Revenue Recognition, was also updated to reflect this amendment. This guidance is effective immediately. The adoption of this guidance had no effect on the Company’s financial statements.

(2) Acquisitions and Dispositions:

Historically the Company has repurchased the interests of the partners and trust unit holders in the oil and gas limited partnerships (the “Partnerships”) and the asset and business income trusts (the “Trusts”) managed by the Company as general partner and as managing trustee, respectively. The Company purchased such interests in amounts totaling $60,000 and $187,000 for the nine months ended September 30, 2017 and 2016, respectively.

During the nine months ended September 30, 2017, The Company sold or farmed out interests in certain non-core undeveloped oil and natural gas properties through a number of separate individually negotiated transactions in exchange for cash and a royalty or working interest in West Texas, New Mexico and Oklahoma. Proceeds under these agreements were $47 million.

During the nine months of 2017, the Company acquired approximately 118 net mineral acres for $596,000 adjacent to existing Company acreage in order to facilitate the drilling of future horizontal wells.

(3) Restricted Cash and Cash Equivalents:

Restricted cash and cash equivalents include $4.19 million and $3.54 million at September 30, 2017 and December 31, 2016, respectively, of cash primarily pertaining to oil and gas revenue payments. There were corresponding accounts payable recorded at September 30, 2017 and December 31, 2016 for these liabilities. Both the restricted cash and the accounts payable are classified as current on the accompanying condensed consolidated balance sheets.

(4) Additional Balance Sheet Information:

Certain balance sheet amounts are comprised of the following:

(Thousands of dollars)	September 30, 2017	December 31, 2016
Accounts Receivable:
Joint interest billing	$2,886	$2,345
Trade receivables	1,354	1,070
Oil and gas sales	6,087	4,078
Other	207	204

	10,534	7,697
Less: Allowance for doubtful accounts	(212)	(297)

Total	$10,322	$7,400

Accounts Payable:
Trade	$5,273	$3,967
Royalty and other owners	7,174	6,501
Prepaid drilling deposits	67	83
Other	788	1,414

Total	$13,302	$11,965

Accrued Liabilities:
Compensation and related expenses	$2,887	$2,295
Property costs	12,133	3,317
Income Tax	1,366	1,988
Other	569	584

Total	$16,955	$8,184

(5) Property and Equipment:

Property and equipment at September 30, 2017 and December 31, 2016 consisted of the following:

(Thousands of dollars)	September 30, 2017	December 31, 2016
Proved oil and gas properties, at cost	$452,400	$417,821
Less: Accumulated depletion and depreciation	(251,995)	(230,331)

Oil and Gas Properties, Net	$200,405	$187,490

Field and office equipment	$26,586	$26,902
Less: Accumulated depreciation	(19,079)	(18,024)

Field and Office Equipment, Net	$7,507	$8,878

Total Property and Equipment, Net	$207,912	$196,368

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

On February 15, 2017, the Company and its lenders entered into a Third Amended and Restated Credit Agreement (the “ 2017 Credit Agreement”) with a maturity date of February 15, 2021. The Second Amended and Restated Credit Agreement and subsequent amendments were amended and restated by the 2017 Credit Agreement. Pursuant to the terms and conditions of the 2017 Credit Agreement, the Company has a revolving line of credit and letter of credit facility of up to $300 million subject to a borrowing base that is determined semi-annually by the lenders based upon the Company’s financial statements and the estimated value of the Company’s oil and gas properties, in accordance with the Lenders’ customary practices for oil and gas loans. The credit facility is secured by substantially all of the Company’s oil and gas properties. As of September 30, 2017, the Company’s borrowing base was $67 million. The 2017 Credit Agreement includes terms and covenants that require the Company to maintain a minimum current ratio, total indebtedness to EBITDAX (earnings before depreciation, depletion, amortization, taxes, interest expense and exploration costs) ratio and interest coverage ratio, as defined, and restrictions are placed on the payment of dividends, the amount of treasury stock the Company may purchase, commodity hedge agreements, and loans and investments in its consolidated subsidiaries and limited partnerships.

At September 30, 2017, the Company had a total of $49.8 million of borrowings outstanding under its revolving credit facility at a weighted-average interest rate of 4.67% and $17.2 million available for future borrowings. The combined weighted average interest rate paid on outstanding bank borrowings subject to base rate and LIBO interest was 4.98% for the nine months ended September 30, 2017 as compared to 3.83% for the nine months ended September 30, 2016. The Company’s borrowings under this credit facility approximates fair value because the interest rates are variable and reflective of market rates.

The Company entered into interest rate hedge agreements to help manage interest rate exposure. These contracts include interest rate swaps. Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. In July 2012, the Company entered into interest swap agreements for a period of two years, which commenced in January 2014, related to $75 million of the Company’s bank debt resulting in a LIBO fixed rate of 0.563% and terminated in January 2016. The Company recorded interest expense and paid $7,000 related to the settlement of interest rate swaps for the nine months ended September 30, 2016.

Equipment Loans:

On July 31, 2013, the Company entered into a $10.0 million Loan and Security Agreement with JP Morgan Chase Bank (“Equipment Loan”). The Equipment Loan is secured by a portion of the Company’s field service equipment, carries an interest rate of 3.95% per annum, requires monthly payments (principal and interest) of $184,000, and has a final maturity date of July 31, 2018. As of September 30, 2017, the Company had a total of $1.80 million outstanding on this Equipment Loan.

On July 29, 2014, the Company entered into additional equipment financing facilities (“Additional Equipment Loans”) totaling $6.0 million with JP Morgan Chase Bank. In August 2014, the Company drew down $4.8 million of this facility that is secured by field service equipment, carries an interest rate of 3.40% per annum, requires monthly payments (principal and interest) of $87,800, and has a final maturity date of July 31, 2019. The remaining $1.2 million under the Additional Equipment Loans was available for interim draws to finance the acquisition of any future field service equipment. In December 2014, the Company made an interim draw of an additional $0.5 million on this facility that is secured by recently purchased field service equipment. Interim draws on this facility carried a floating interest rate, payable monthly at the LIBO published rate plus 2.50% and on June 26, 2015 converted into a fixed term loan, with a rate of 3.50% and requiring monthly payments (principal and interest) of $8,700 with a final maturity date of June 26, 2020. As of September 30, 2017, the Company had a total of $2.14 million outstanding on the Additional Equipment Loans.

The Company determined these loans are Level 3 liabilities in the fair-value hierarchy and estimated their fair value as $3,941 million and $6,958 million at September 30, 2017 and 2016, respectively, using a discounted cash flow model.

(7) Other Long-Term Obligations and Commitments:

Operating Leases:

The Company has non-cancelable operating leases, primarily for rental of office space, that have a term of more than one year. The future minimum lease payments for the rest of fiscal 2017 and thereafter for the operating leases are as follows:

(Thousands of dollars)	Operating Leases
2017	141
2018	525

Total minimum payments	$666

Rent expense for office space for the nine months ended September 30, 2017 and 2016 was $509,000 and $677,000, respectively.

Asset Retirement Obligation:

A reconciliation of the liability for plugging and abandonment costs for the nine months ended September 30, 2017 is as follows:

(Thousands of dollars)
Asset retirement obligation – December 31, 2016	$17,505
Liabilities incurred	45
Liabilities settled	(409)
Accretion expense	576

Asset retirement obligation – September 30, 2017	$17,717

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

(8) Contingent Liabilities:

The Company, as managing general partner of the affiliated Partnerships, is responsible for all Partnership activities, including the drilling of development wells and the production and sale of oil and gas from productive wells. The Company also provides the administration, accounting and tax preparation work for the Partnerships, and is liable for all debts and liabilities of the affiliated Partnerships, to the extent that the assets of a given limited Partnership are not sufficient to satisfy its obligations. At September 30, 2017, the affiliated Partnerships have established cash reserves in excess of their debts and liabilities and the Company believes these reserves will be sufficient to satisfy Partnership obligations.

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

(9) Stock Options and Other Compensation:

In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. At September 30, 2017 and 2016, remaining options held by two key executive officers on 767,500 shares were outstanding and exercisable at prices ranging from $1.00 to $1.25. According to their terms, the options have no expiration date.

(10) Related Party Transactions:

The Company, as managing general partner or managing trustee, makes an annual offer to repurchase the interests of the partners and trust unit holders in certain of the Partnerships or Trusts. The Company purchased such interests in amounts totaling $60,000 and $187,000 for the nine months ended September 30, 2017 and 2016, respectively.

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

(11). Financial Instruments

Fair Value Measurements:

Authoritative guidance on fair value measurements defines fair value, establishes a framework for measuring fair value and stipulates the related disclosure requirements. The Company follows a three-level hierarchy, prioritizing and defining the types of inputs used to measure fair value. The fair values of the Company’s interest rate swaps, natural gas and crude oil price collars and swaps are designated as Level 3. The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016:

September 30, 2017	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2017
(Thousands of dollars)
Assets
Commodity derivative contracts	$—	$—	$131	$131

Total assets	$—	$—	$131	$131

Liabilities
Commodity derivative contracts	$—	$—	$(621)	$(621)

Total liabilities	$—	$—	$(621)	$(621)

December 31, 2016	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2016
(Thousands of dollars)
Assets
Commodity derivative contracts	$—	$—	$57	$57

Total assets	$—	$—	$57	$57

Liabilities
Commodity derivative contract	$—	$—	$(3,639)	$(3,639)

Total liabilities	$—	$—	$(3,639)	$(3,639)

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

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the six months ended September 30, 2017.

(Thousands of dollars)
Net Liabilities – December 31, 2016	$(3,582)
Total realized and unrealized (gains) losses:
Included in earnings (a)	3043
Purchases, sales, issuances and settlements	49

Net Liabilities – September 30, 2017	$(490)

a)	Derivative instruments are reported in revenues as realized gain/loss and on a separately reported line item captioned unrealized gain/loss on derivative instruments, and interest rate swap instruments are reported as an increase or reduction to interest expense.

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

Interest rate swap derivatives are treated as cash-flow hedges and are used to fix our floating interest rates on existing debt. Settlements of the swaps, which began in January 2014 and concluded in January 2016, was recognized within interest expense. There were no remaining interest rate swaps as of September 30, 2017 and December 31, 2016.The value of interest rate swaps if applicable, would be recorded in accumulated other comprehensive loss, net of tax.

The following table sets forth the effect of derivative instruments on the consolidated balance sheets at September 30, 2017 and December 31, 2016:

		Fair Value
(Thousands of dollars)	Balance Sheet Location	September 30, 2017	December 31, 2016
Asset Derivatives:
Derivatives not designated as cash-flow hedging instruments:
Crude oil commodity contracts	Other Current Assets	$12	$—
Natural gas commodity contracts	Other Current Assets	94	—
Crude oil commodity contracts	Other Assets	19	—
Natural gas commodity contracts	Other Assets	6	57

Total		$131	$57

Liability Derivatives:
Derivatives not designated as cash-flow hedging instruments:
Crude oil commodity contracts	Derivative liability short-term	(88)	(1,065)
Natural gas commodity contracts	Derivative liability short-term	(204)	(1,482)
Natural gas commodity contracts	Derivative liability long-term	(254)	(463)
Crude oil commodity contracts	Derivative liability long-term	(75)	(629)

Total		$(621)	$(3,639)

Total derivative instruments		$(490)	$(3,582)

The following table sets forth the effect of derivative instruments on the consolidated statements of operations for the nine month periods ended September 30, 2017 and 2016:

		Amount of gain/loss recognized in income
(Thousands of dollars)	Location of gain/loss recognized in income	2017	2016
Derivative designated as cash-flow hedge instruments:
Interest rate swap contracts	Interest expense	$—	$(7)
Derivatives not designated as cash-flow hedge instruments:
Natural gas commodity contracts	Unrealized (loss) gain on derivative instruments, net	1,709	—
Crude oil commodity contracts	Unrealized (loss) gain on derivative instruments, net	1,383	—
Natural gas commodity contracts	Realized gain (loss) on derivative instruments, net	(130)	—
Crude oil commodity contracts	Realized gain (loss) on derivative instruments, net	81	—

		$3,043	$(7)

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

	Nine Months Ended September 30,
	2017			2016
	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount
Basic	$20,648	2,223,399	$9.29	$5,589	2,294,444	$2.44
Effect of dilutive securities:
Options		750,731		—	751,357

Diluted	$20,648	2,974,130	$6.94	$5,589	3,045,801	$1.83

	Three Months Ended September 30,
	2017			2016
	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount
Basic	$(2,012)	1,642,933	$(1.22)	$4,924	2,293,964	$2.15
Effect of dilutive securities:
Options (a)	—	—			753,594

Diluted	$(2,012)	1,642,933	$(1.22)	$4,924	3,047,558	$1.62

(a)	The effect of the 767,500 outstanding stock options is antidilutive from the three months ended September 30, 2017 due to net loss reported for the period.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist you in understanding our results of operations and our present financial condition. Our Condensed Consolidated Financial Statements and the accompanying Notes to the Condensed Consolidated Financial Statements included elsewhere in this Report contain additional information that should be referred to when reviewing this material.

OVERVIEW

We are an independent oil and natural gas company engaged in acquiring, developing and producing oil and natural gas. We presently own producing and non-producing properties located primarily in Texas, Oklahoma, West Virginia, New Mexico, and Colorado. In addition, we own a substantial amount of well servicing equipment. All of our oil and gas properties and interests are located in the United States. Assets in our principal focus areas include mature properties with long-lived reserves and significant development opportunities as well as newer properties with development and exploration potential.

We are the operator of the majority of our developed and undeveloped acreage which is nearly all held by production. In the Permian Basin of West Texas and eastern New Mexico the Company maintains an acreage position of over 21,160 gross (12,742 net) acres, approximately 92% of which is in Reagan, Upton, Martin and Midland counties of Texas where our current horizontal drilling activity is focused. We believe this acreage has significant resource potential in the Spraberry, Wolfcamp and other intervals for additional horizontal drilling that could support the drilling potential in excess of 400 additional horizontal wells. In Oklahoma we maintain an acreage position of approximately 82,572 gross (12,980 net) acres. Our Oklahoma horizontal development is focused primarily in Canadian, Kingfisher, Grady, and Garvin counties. We believe approximately 2,231 net acres in these counties hold significant additional resource potential that could support the drilling of as many as 75 new horizontal wells based on an estimate of only two wells per section, per formation ( Woodford & Mississippian ), with our share of such prospective future development being about $42 million based on an average 10.5% ownership level.

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

RECENT ACTIVITIES

Our West Texas horizontal drilling program, which began in 2015, currently includes a total of 28 wells that were drilled, completed and placed on production as of the end of the third quarter 2017. This program positioned in Upton and Martin County offsets two large Pioneer Natural Resources developments, Giddings Ranch in Upton and Sales Ranch in Martin.

In Upton County, Texas, we are developing a contiguous 3,900 acre block with our joint venture partner, Apache Corporation, where the Company holds approximately 48% interest in 2,606 gross acres. Through the end of the third quarter 2017, 16 wells have been drilled, completed and placed on production. During the fourth quarter of 2017, an additional 12 wells (Company ownership between 31% and 38%) were drilled and brought online. There are also 6 additional wells with 1% or less ownership that are currently being drilled, completed, or are awaiting hydraulic fracture. Apache drilling plans indicate 5 additional wells will be spud first quarter of 2018 at a cost of $40 million, of which our share is approximately $17 million. Apache has begun pad drilling of the acreage and future development is anticipated to result in approximately 80 additional horizontal wells being drilled at a cost of about $616 million. We own various interests ranging from 14% to 49% in the lands to be developed in this project and expect our share of these capital expenditures to be approximately $171 million. The total number of wells that will be drilled and the timing of drilling will vary based on drilling schedule and commodity prices.

In Martin County, Texas we are developing a 960 acre block with RSP Permian and the Company owns from 35% to 38% interest. Through the end of the third quarter 2017, 4 wells have been drilled and placed on production. Further development plans for this acreage have not been received from RSP at this time. In addition to the development with RSP, the Company has also participated with Crownquest Operating in 15 wells in which Company ownership is less than 1%. Eight of the wells have been drilled and put on production and the remaining 7 are currently being drilled, completed, or are awaiting hydraulic fracture.

Once all wells are on production, our current West Texas horizontal drilling program will consist of 58 wells.

In Eddy County, New Mexico, the Company term assigned 80 net mineral acres for $400,000, retaining an overriding royalty on future horizontal development.

Our Oklahoma horizontal development program, which began in 2012, has, through the third quarter of 2017, participated in 26 horizontal wells for approximately $26 million. Over this same time period the Company chose to retain an overriding royalty interest in 26 other horizontal wells. Through the third quarter of 2017, we participated in 2 horizontal wells that have been placed on production: The Company participated with 19.7% interest in the drilling of a horizontal well in Canadian County operated by Devon Energy that spud in November of 2016 and was placed on production in early April 2017. The Company also participated with 11.5% interest in a horizontal well drilled by Marathon Oil Company in Kingfisher County that was spud in February of 2017 and put on production in early June 2017. The Company is currently participating in 2 wells drilled in Grady County, with approximately 10% interest in a well operated by Linn Operating, Inc. drilled in June 2017 but not yet completed and 1% in a well operated by Citizen Energy II LLC. which were drilled in May 2017 but are not yet completed. The total cost for these 2 wells will be about $14,700,000 and the Company’s share will be approximately $826,000. The Company is also participating in a horizontal well in Garvin County operated by Rimrock Resource Operating in which the Company has approximately 6.25% interest with an expected net cost of $621,000, this well was drilled in July 2017 and treated in September 2017 but not yet producing. In addition, we have elected to retain an overriding royalty interest in 2 horizontal wells drilled. The first well drilled by White Star Petroleum in Garfield County, retained 3.1% ORRI, drilled in November 2016 and put on production in February 2017 and second well drilled by Chaparral Energy Corp. in Garfield County, retained 0.325% overriding royalty interest, drilled in May 2017 and put on production in July 2017.

RESULTS OF OPERATIONS

2017 and 2016 Compared

We reported a net loss for the three months ended September 30, 2017 of $2.0 million, or $1.22 per share and a net income for the nine months ended September 30, 2017 of $20.6 million, or $9.29 per share, as compared to net income of $4.9 million, or $2.15 per share and $5.6 million, or $2.44 per share for the three and nine months ended September 30, 2016, respectively. Current year net income reflects an increase in oil production combined with increased commodity prices over the nine months ended September 30, 2017 combined with gains related to the sale of acreage during the nine months ended September 2017. The significant components of income and expense are discussed below.

Oil and gas sales increased $1.0 million, or 9.1% from $11.6 million for the three months ended September 30, 2016 to $12.6 million for the three months ended September 30, 2017 and increased $11.6 million, or 42.5% from $27.4 million for the nine months ended September 30, 2016 to $39.0 million for the nine months ended September 30, 2017. Crude oil and natural gas sales vary due to changes in volumes of production sold and realized commodity prices.

Our realized prices at the well head increased an average of $3.20 per barrel, or 7.6% and $8.86 per barrel, or 23.5%, on crude oil during the three and nine months ended September 30, 2017, respectively from the same periods in 2016 while our average well head price for natural gas increased $0.26 per mcf, or 9.1% and $0.87 per mcf, or 35.2% during the three and nine months ended September 30, 2017, respectively from the same periods in 2016.

Our crude oil production decreased by 9,000 barrels or 4.5% from 199,000 barrels for the third quarter 2016 to 190,000 barrels for the third quarter 2017 and increased by 80,000 barrels, or 15.77% from 511,000 barrels for the nine months ended September 30, 2016 to 591,000 barrels for the nine months ended September 30, 2017. Our natural gas production increased by 170,000 mcf, or 15.1% from 1,124,000 mcf for the third quarter 2016 to 1,294,000 mcf for the third quarter 2017 and increased by 158,000 mcf, or 4.8% from 3,308,000 mcf for the nine months ended September 30, 2016 to 3,466,000 mcf for the nine months ended September 30, 2017. The changes in crude oil and natural gas production volumes reflect the natural decline of the previously existing properties, offset by production from new wells added in late 2016 and the first half of 2017. Production from our horizontal wells in West Texas was shut in during the ladder half of the third quarter of 2017 to facilitate the completion operations on our offset leases of fourteen new horizontal wells which came on line during the fourth quarter. We also experienced some shut-ins of our Gulf Coast production due to hurricane Harvey during the third quarter.

The following table summarizes the primary components of production volumes and average sales prices realized for the three and nine months ended September 30, 2017 and 2016 (excluding realized gains and losses from derivatives).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Increase / (Decrease)	2017	2016	Increase / (Decrease)
Barrels of Oil Produced	190,000	199,000	(9,000)	591,000	511,000	80,000
Average Price Received	$45.09	$41.89	$3.20	$46.50	$37.64	$8.86

Oil Revenue (In 000’s)	$8,568	$8,337	$231	$27,479	$19,233	$8,246
Mcf of Gas Produced	1,294,000	1,124,000	170,000	3,466,000	3,308,000	158,000
Average Price Received	$3.12	$2.86	$0.26	$3.34	$2.47	$0.87

Gas Revenue (In 000’s)	$4,037	$3,220	$817	$11,567	$8,162	$3,405

Total Oil & Gas Revenue (In 000’s)	$12,605	$11,557	$1,048	$39,046	$27,395	$11,651

Realized gain (loss) on derivative instruments, net include net gains of $81 thousand and $75 thousand on the settlements of crude oil and natural gas derivatives, respectively for the third quarter 2017. Realized gain (loss) on derivative instruments include net gains of $81 thousand and net losses of $130 thousand on the settlements of crude oil and natural gas derivatives, respectively for the nine months ended September 30, 2017. No such gains or losses were realized in 2016.

We do not apply hedge accounting to any of our commodity based derivatives, thus changes in the fair market value of commodity contracts held at the end of a reported period, referred to as mark-to-market adjustments, are recognized as unrealized gains and losses in the accompanying condensed consolidated statements of operations. As oil and natural gas prices remain volatile, mark-to-market accounting treatment creates volatility in our revenues. During the three and nine months ended September 30, 2017, we recognized net unrealized losses of $143 thousand and net unrealized gains of $1.80 million, respectively associated with natural gas fixed swap contracts and net unrealized losses of $1.12 million and net unrealized gains of $1.38 million, respectively associated with crude oil fixed swaps due to market fluctuations in natural gas and crude oil futures market prices between December 31, 2016 and September 30, 2017. No such gains were recognized in 2016.

There were no swaps in place related to the three and nine months ended September 30, 2016. Oil and gas prices received for the three and nine months ended September 30, 2017 including the impact of derivatives were:

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Oil Price	$45.52	$46.63
Gas Price	$3.18	$3.30

Field service income increased $0.4 million, or 11.2% from $3.7 million for the third quarter 2016 to $4.1 million for the third quarter 2017 and $0.5 million, or 4.7% from $11.6 million for the nine months ended September 30, 2016 to $12.2 million for the nine months ended September 30, 2017. Workover rig services represent the bulk of our field service operations, and working rates have increased between the periods in our most active districts. The increase in revenues from these services has been supplemented by increases in our salt water disposal revenues.

Lease operating expense increased $0.5 million, or 7.6% from $6.3 million for the third quarter 2016 to $6.7 million for the third quarter 2017 and decreased $0.7 million, or 3.2% from $21.8 million for the nine months ended September 30, 2016 to $21.0 million for the nine months ended September 30, 2017. This decrease is primarily due to reductions in costs in our marginal fields including personnel cut backs and decreased vendor services offset by increased production taxes related to increased oil and natural gas prices during 2017 as compared to the same periods of 2016.

Field service expense increased $0.4 million, or 17.4% from $2.7 million for the third quarter 2016 to $3.1 million for the third quarter 2017 and decreased $0.4 million, or 4.5% from $9.58 million for the nine months ended September 30, 2016 to $9.2 million for the nine months ended September 30, 2017. Field service expenses primarily consist of wages and vehicle operating expenses which have trended upward during the nine months ended September 30, 2017 from the same period of 2016 as a direct result of increases in hourly wage rates and hours, and utilization of the operating equipment in West Texas.

Depreciation, depletion, amortization and accretion on discounted liabilities increased $0.5 million, or 6.9% from $7.3 million for the third quarter 2016 to $7.8 million for the third quarter 2017 and $4.9 million, or 26.1% from $18.9 million for the nine months ended September 30, 2016 to $23.8 million for the nine months ended September 30, 2017 reflecting the increased production during 2017 as compared to the same periods of 2016 and the increase capital cost base of recently drilled and completed wells.

General and administrative expense increased $0.2 million, or 2.9% from $6.7 million for the nine months ended September 30, 2016 to $6.9 million for the nine months ended September 30, 2017, and $0.1 million, or 4.9% from $2.4 million for the three months ended September 30, 2016 to $2.5 million for the three months ended September 30, 2017. The largest component of these personnel costs are salaries and employee related taxes and insurance with quarterly variances due to the reimbursement of administrative expenses associated with property activities during the period.

Gain on sale and exchange of assets of $42.1 million and $26.9 million for the nine months ended September 30, 2017 and September 30, 2016, respectively consists of sales of non-essential oil and gas interests and field service equipment.

Interest expense decreased from $1.10 million for the third quarter 2016 to $0.6 million for the third quarter 2017 and from $2.8 million for the nine months ended September 30, 2016 to $1.7 million for the nine months ended September 30, 2017. This decrease reflects the reduction in current borrowings under our revolving credit agreement.

A tax provision of $12.4 million was recorded for the nine months ended September 30, 2017 versus a tax provision of $3 million for the nine months ended September 30, 2016. Our provision for income taxes can vary from the federal statutory tax rate of 34% primarily due to state taxes and percentage depletion deductions. We are entitled to percentage depletion on certain of our wells, which is calculated without reference to the basis of the property. To the extent that such depletion exceeds a property’s basis, it creates a permanent difference, which would have the effect of lowering our effective rate.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from our operations, through our producing oil and gas properties, field services business and sales of non-core acreage.

Net cash provided by our operating activities for the nine months ended September 30, 2017 was $21.4 million compared to $5.0 million for the nine months ended September 30, 2016. Excluding the effects of significant unforeseen expenses or other income, our cash flow from operations fluctuates primarily because of variations in oil and gas production and prices or changes in working capital accounts. Our oil and gas production will vary based on actual well performance but may be curtailed due to factors beyond our control.

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

We currently maintain a credit facility totaling $300 million, with a borrowing base of $67 million. As of September 30, 2017, The Company has $49.8 million in outstanding borrowings. The bank reviews the borrowing base semi-annually and, at their discretion, may decrease or propose an increase to the borrowing base relative to a redetermined estimate of proved oil and gas reserves. The next borrowing base review is scheduled for November 2017. Our oil and gas properties are pledged as collateral for the line of credit and we are subject to certain financial and operational covenants defined in the credit agreement. We are currently in compliance with these covenants and expect to be in compliance over the next twelve months. If we do not comply with these covenants on a continuing basis, the lenders have the right to refuse to advance additional funds under the facility and/or declare all principal and interest immediately due and payable. Our borrowing base may decrease as a result of lower natural gas or oil prices, operating difficulties, declines in reserves, lending requirements or regulations, the issuance of new indebtedness or for other reasons set forth in our revolving credit agreement. In the event of a decrease in our borrowing base due to declines in commodity prices or otherwise, our ability to borrow under our revolving credit facility may be limited and we could be required to repay any indebtedness in excess of the redetermined borrowing base.

Our credit agreement required us to hedge a portion of our production forecasted for as PDP reserves in our borrowing base review engineering report. Accordingly the Company has in place the following swap agreements for oil and natural gas.

		Monthly Hedge Volumes		Price
	Year	BBLs	MMBTU	BBLs	MMBTU
October through December	2017	14,300	235,000	$50.10	$3.11
January through June	2018	11,900	200,000	$52.02	$2.97
July through December	2018	23,900	200,000	$51.91	$2.97
January through March	2019	12,500	130,000	$50.75	$3.12
April through June	2019	35,000	60,000	$48.80	$2.66
July through September	2019	35,000	60,000	$50.73	$2.77
October through December	2019	35,000	—	$50.39	$—

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

We have in place both a stock repurchase program and a limited partnership interest repurchase program under which we expect to continue spending during 2017. For the nine month period ended September 30, 2017, we have spent $5,060,000 million under these programs.

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

There were no changes in the Company’s internal controls over financial reporting that occurred during the nine months ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	RISK FACTORS

The Company is a smaller reporting company and no response is required pursuant to this Item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities by the Company during the period covered by this report.

During the nine months ended September 30, 2017, the Company purchased the following shares of common stock as treasury shares.

2017 Month	Number of Shares	Average Price Paid per share	Maximum Number of Shares that May Yet Be Purchased Under The Program at Month - End (1)
January	101	$54.05	236,946
February	140	$57.25	236,806
March	251	$49.55	236,555
April	85,033	$49.98	151,522
May	2,242	$41.12	149,280
June	5,057	$46.80	144,223
July	1,274	$48.31	142,949
August	49	$47.39	142,900
September	7,060	$47.02	135,840

Total/Average	101,207	$49.41

(1)	In December 1993, we announced that the Board of Directors authorized a stock repurchase program whereby we may purchase outstanding shares of the common stock from time-to-time, in open market transactions or negotiated sales. On October 31, 2012, the Board of Directors of the Company approved an additional 500,000 shares of the Company’s stock to be included in the stock repurchase program. A total of 3,500,000 shares have been authorized to date under this program. Through September 30, 2017, a total of 3,364,160 shares have been repurchased under this program for $60,130,382 at an average price of $17.87 per share. Additional purchases of shares may occur as market conditions warrant. We expect future purchases will be funded with internally generated cash flow or from working capital.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	RESERVED

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit No.

3.1	Restated Certificate of Incorporation of PrimeEnergy Corporation (effective July 1, 2009) (Incorporated by reference to Exhibit 3.1 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2009).

3.2	Bylaws of PrimeEnergy Corporation as amended and restated as of May 20, 2015 (filed as Exhibit 3.2 of PrimeEnergy Corporation Form 8-K on May 22, 2015 and incorporated herein by reference).

10.18	Composite copy of Non-Statutory Option Agreements (Incorporated by reference to Exhibit 10.18 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2004).

10.22.5.10	Third Amended and Restated Credit Agreement dated as of February 15, 2017 among PrimeEnergy Corporation, as Borrower, Compass Bank, as Administrative Agent and Lender, Wells Fargo, National Association, as Document Agent, the Lenders Party Hereto (Compass Bank, Wells Fargo, National Association, Citibank, N.A.) and BBVA Compass Bank, as Letter of Credit Issuer and Sole Lead Arranger and Sole Bookrunner (Incorporated by reference to Exhibit 10.22.5.10 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2016).

10.22.5.11	Amended, Restated and Consolidated Guaranty dated as of February 15, 2017, among PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, EOWS Midland Company and Prime Offshore L.L.C. in favor of Compass Bank, as Administrative Agent for the Lenders (Incorporated by reference to Exhibit 10.22.5.11 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2016).

10.22.5.12	Amended, Restated and Consolidated Pledge and Security Agreement dated as of February 15, 2017, among PrimeEnergy Corporation, PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, EOWS Midland Company and Prime Offshore L.L.C. and Compass Bank, as Administrative Agent for the Secured Parties (Incorporated by reference to Exhibit 10.22.5.12 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2016).

10.22.5.13	Amended, Restated and Consolidated Deed of Trust, Mortgage, Security Agreement, Assignment of Production and Financing Statement Dated as of May 5, 2017 (Incorporated by reference to Exhibit 10.22.5.13 to PrimeEnergy Corporation Form 10-Q for the quarter ended March 31, 2017).

10.22.5.14	Deed of Trust, Mortgage, Security Agreement, Assignment of Production and Financing Statement Dated as of May 5, 2017 (Incorporated by reference to Exhibit 10.22.5.14 to PrimeEnergy Corporation Form 10-Q for the quarter ended March 31, 2017).

10.22.5.15	Amended, Restated and Consolidated Mortgage of Oil and Gas Property, Security Agreement, Assignment of Production and Financing Statement Dated as of May 5, 2017 (Incorporated by reference to Exhibit 10.22.5.15 to PrimeEnergy Corporation Form 10-Q for the quarter ended March 31, 2017).

10.23.1	Loan and Security Agreement dated July 31, 2013, by and between JP Morgan Chase Bank, N.A. and Eastern Oil Well Service Company, EOWS Midland Company and Southwest Oilfield Construction Company (Incorporated by reference to Exhibit 10.23.1 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2013).

10.23.2	Business Purpose Promissory Note dated July 31, 2013, made by Eastern Oil Well Service Company, EOWS Midland Company and Southwest Oilfield Construction Company to JP Morgan Chase Bank N.A. (Incorporated by reference to Exhibit 10.23.2 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2013).

10.23.3	Guaranty dated July 31, 2013, made by PrimeEnergy Corporation in favor of JP Morgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.23.3 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2013).

10.23.4	Agreement of Equipment Substitution dated January 15, 2014, by and between JP Morgan Chase Bank, N.A. and Eastern Oil Well Service Company, EOWS Midland Company and Southwest Oilfield Construction Company (Incorporated by reference to Exhibit 10.23.4 to PrimeEnergy Corporation Form 10-Q for the quarter ended March 31, 2014).

10.24.1	Loan and Security Agreement dated July 29, 2014, by and between JP Morgan Chase Bank, N.A. and Eastern Oil Well Service Company, EOWS Midland Company and Southwest Oilfield Construction Company (Incorporated by reference to Exhibit 10.24.1 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2014).

Exhibit No.

10.24.2	Business Purpose Promissory Note dated July 29, 2014, made by Eastern Oil Well Service Company, EOWS Midland Company and Southwest Oilfield Construction Company to JP Morgan Chase Bank N.A. (Incorporated by reference to Exhibit 10.24.2 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2014).

10.24.3	Guaranty dated July 29, 2014, made by PrimeEnergy Corporation in favor of JP Morgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.24.3 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2014).

10.25	Purchase and Sale Agreement dated as of January 25, 2017, among PrimeEnergy Corporation, PrimeEnergy Management Corporation, PrimeEnergy Operating Company, PrimeEnergy Asset and Income Fund, L.P. A-2, PrimeEnergy Asset and Income Fund, L.P. A-3, PrimeEnergy Asset and Income Fund, L.P. AA-2, and PrimeEnergy Asset and Income Fund, L.P. AA-4, as Sellers and Guidon Operating LLC, as Purchaser (Incorporated by reference to Exhibit 10.25 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2016).

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL (eXtensible Business Reporting Language) Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PrimeEnergy Corporation
(Registrant)

November 17, 2017	/s/ Charles E. Drimal
(Date)	Charles E. Drimal, Jr.
President
Principal Executive Officer

November 17, 2017	/s/ Beverly A. Cummings
(Date)	Beverly A. Cummings
Executive Vice President
Principal Financial Officer