Form 10-K
period 2017-12-31
PRIMEENERGY CORP
filed 2018-04-17
CIK 56868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of the voting stock of the Registrant held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of the last business day of the Registrant’s most recently completed second fiscal quarter, was $48,199,855.

The number of shares outstanding of each class of the Registrant’s Common Stock as of April 13, 2018 was 2,097,777, Common Stock, $0.10 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement to be furnished to stockholders in connection with its Annual Meeting of Stockholders to be held in June 2018, are incorporated by reference in Part III hereof.

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

December 31, 2017

PART I

Item 1.	BUSINESS.

General

PrimeEnergy Corporation (the “Company”) was organized in March, 1973, under the laws of the State of Delaware.

We are an independent oil and natural gas company engaged in acquiring, developing and producing oil and natural gas. We presently own producing and non-producing properties located primarily in Texas, Oklahoma and West Virginia. All of our oil and gas properties and interests are located in the United States. Through our subsidiaries Prime Operating Company, Eastern Oil Well Service Company and EOWS Midland Company, we act as operator and provide well servicing support operations for many of the onshore oil and gas wells in which we have an interest, as well as for third parties. We are also active in the acquisition of producing oil and gas properties through joint ventures with industry partners. Our subsidiary, PrimeEnergy Management Corporation (“PEMC”), acts as the managing general partner of six oil and gas limited partnerships (the “Partnerships”), and acts as the managing trustee of two asset and income business trusts (“the Trusts”).

Exploration, Development and Recent Activities

The Company’s activities include development and exploratory drilling. Our strategy is to develop a balanced portfolio of drilling prospects that includes lower risk wells with a high probability of success and higher risk wells with greater economic potential. Based upon the results of horizontal wells drilled by us and other offsetting operators and historical vertical well performance, we decided in 2016 to reduce the number of vertical wells in our drilling program and drill primarily horizontal wells. We believe horizontal development of our resource base provides superior returns relative to vertical drilling by accessing a larger base of reserves in each target pay zone with a lateral wellbore.

Maintaining a strong balance sheet and ample liquidity are key components of our business strategy. For 2018, we will continue our focus on preserving financial flexibility and ample liquidity as we manage the risks facing our industry. Our 2018 capital budget is reflective of current commodity prices and has been established based on an expectation of available cash flows, with any cash flow deficiencies expected to be funded by borrowings under our revolving credit facility. As we have done historically to preserve or enhance liquidity we may adjust our capital program throughout the year, divest non-strategic assets, or enter into strategic joint ventures.

In accordance with SEC rules governing the scheduling of the drilling of PUD reserves we have only included in our year-end reserve report the 22 PUD locations for which we have definitive plans to drill. The Company has a working interest in eight of these PUD locations and an overriding royalty interest only in the remaining fourteen locations.

Since the start of our West Texas horizontal drilling program in 2015 the Company has participated in 56 horizontal wells in West Texas. In 39 of these wells, the Company owns an average of 22% working interest. All 39 wells are on production. As to 14 wells of the 56 total, the Company participated with less than 1% working interest. Of these 14 wells, seven are on line, and seven are drilled, fracture stimulated, and are being prepared to be put on production. During 2017, the Company expended approximately $49.5 million in this program. Development of our West Texas resource has continued in the first quarter of 2018 with the drilling of three horizontal wells. As of March 31, 2018, these three wells have been drilled and are being prepared for hydraulic fracture stimulation. We also anticipate the drilling of an additional 8 wells in 2018, although AFEs and specific plans for drilling have not been finalized. This additional activity brings the anticipated total to 11 horizontal wells drilled in 2018 in our West Texas horizontal drilling program. In addition, the Company is participating for less than 1% interest in seven other horizontal wells that are in the process of being put on production.

In Upton County, Texas, we are developing a contiguous 3,900 acre block with our joint venture partner, Apache Corporation, where the Company holds approximately 48% interest in 2,606 gross acres. Through year-end 2017, twenty-two wells have been drilled and completed in this joint venture. Sixteen of these were drilled and completed in 2017 at a gross cost of $106,267,000. The Company invested a net $43.3 million with an average 34.8% interest. In the first quarter of 2018, an additional three wells have been drilled and are in the process of being completed at an expected gross cost of $25,441,000. We have a $38.25 million interest in these wells and our expected net cost will be approximate $9,371,000. Apache Corporation has indicated plans to continue to PAD drill the acreage and future phases of the development are expected to result in approximately 40 additional horizontal wells being drilled at a cost of about $312 million. The Company owns various interests ranging from 14% to 49% in the lands to be developed in this project and expect our share of these capital expenditures to be approximately $80 million. The actual number of wells drilled, the cost, and the timing of drilling may vary based upon commodity market conditions. Apache’s drilling plans indicate an additional eight wells will be drilled later this year at a cost of $50 million, of which our share is approximately $24 million. These wells meet the definition of proved undeveloped reserves, however, they were not included in our year-end reserve report because we had not yet received AFEs and formal drilling plans.

In Martin County, Texas we are developing a 960 acre block with RSP Permian. In 2016, two wells were drilled and completed and two additional wells were drilled and brought on line in 2017. The Company owns approximately 35% to 38% interest in the acreage of this joint venture where RSP Permian is the operator. No near-term plans have been received from RSP Permian. During 2017, the Company spent approximately $3 million on this development.

The Company maintains an acreage position of 20,443 gross (12,766 net) acres in the Permian Basin in West Texas, primarily in Reagan, Upton, Midland and Martin counties. We believe this acreage has significant resource potential in multiple Spraberry and Wolfcamp intervals that support the potential drilling of as many as 250 additional horizontal wells.

With regard to our Oklahoma horizontal development program, which began in 2012, the Company has participated in 28 horizontal wells for approximately $27 million through year-end 2017. Over this same time period the Company chose to retain an overriding royalty interest in 28 other horizontal wells that were drilled. The Company is currently participating in two horizontal wells operated by Linn Operating Inc. in Grady County, Oklahoma. We are participating for 10% interest in one well and 1% interest in the other. The anticipated cost for these wells is $14,703,000, with our net share being $828,000. Both wells have been drilled and are waiting on fracture stimulation. In addition, the Company has elected to retain an ORRI in 16 wells that are in the process of being drilled or completed in various Counties of central Oklahoma. Also, in 2018, the Company anticipates participating in the drilling of as many as five additional horizontal wells in central Oklahoma with interest of between 6% and 12%. The horizontal activity on Company acreage in Oklahoma is primarily focused in Canadian, Grady, Kingfisher and Garvin counties where we have approximately 2,231 net acres. We believe our acreage has significant additional resource potential that could support the drilling of 72 new horizontal wells based on an estimate of only two wells per section with our share of the capital expenditure being about $42 million at an average 10.5% ownership level.

During March 2018 and effective January 1, 2018, PrimeEnergy agreed to sell its right, title and interest in 3,506 gross mineral acres, 1,600 net mineral acres, in Garfield County, Oklahoma, including 20 producing wells, for approximately $1,600,000. The Company will retain an overriding royalty interest in the oil and gas produced from the properties.

In a separate transaction, which closed March 2018, the Company sold 10,600 gross mineral acres, 3,884 net mineral acres in Yuma County, Colorado, and Cheyenne County, Kansas, for $175,000. This divestiture includes 54 producing wells.

In 2017, in the U.S. Gulf Coast region of Texas, the Company participated in the drilling of one well and the recompletion of two wells operated by Unit Petroleum in the Segno field of Polk County, Texas. The Company invested $179,000 with a 2.8% working interest and a 3.77% revenue interest in these wells. All three wells were successful. In 2018, the Company plans to participate for 2.8% working interest in the recompletion of one well by Unit Petroleum, and has an overriding royalty of 3.87% in another well that is currently being drilled. The Company will also have an overriding royalty interest in an additional well slated to be drilled in the second quarter of 2018.

During the first quarter of 2018, the Company completed two transactions acquiring 464 net mineral acres, 53 oil and gas wells with working interests ranging from 16.6% to 33.4% and one commercial salt water disposal well operated by the Company, all located in Reagan County, Texas, for $6,080,000.

Significant 2017 Activity

As of December 31, 2017, we had net capitalized costs related to proved oil and gas properties of $213 million. Total expenditures for the acquisition, exploration and development of our properties during 2017 were $59 million as we continue development under the programs discussed above. Proved reserves as of December 31, 2017, were 10.7 MMBOE which consisted of 93% proved developed reserves.

During 2017, we participated in drilling a total of 34 gross (5.9 net) wells; all of these wells are currently producing. This included 29 wells in our West Texas drilling program, four wells in our Mid-Continent region and one well in our Gulf Coast district.

During 2017 the Company also sold or farmed-out leasehold rights through six separate transactions, receiving gross proceeds of approximately $46 million. In West Texas we sold approximately 2,096 net mineral acres for $37.4 million, primarily located in Martin County, and in Oklahoma we farmed-out approximately 1,554 net mineral acres primarily in Canadian County for $8.6 million and will retain an over-riding royalty interest and potential reversionary interests. These sales were of non-cash flowing mineral interests.

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

We presently own producing and non-producing properties located primarily in Texas, Oklahoma, and West Virginia, and we own a substantial amount of well servicing equipment.

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

Summaries of our oil and gas drilling activities, oil and gas production, and undeveloped leasehold, mineral and royalty interests are set forth under Item 2., “Properties”, below. Summaries of our oil and gas reserves, future net revenue and present value of future net revenue are also set forth under Item 2., “Properties—Reserves”, below.

Well Operations

Our operations are conducted through our principal offices in Houston, Texas, and district offices in Houston and Midland, Texas, Oklahoma City, Oklahoma, and Charleston, West Virginia. We currently operate 1496 wells, including SWD’s injection and supply well, 298 through the Houston office, 373 through the Midland office, 348 through the Oklahoma City office and 477 through the Charleston, West Virginia office. Substantially all of the wells we operate are wells in which we have an interest.

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

PEMC, as managing general partner of the Partnerships and managing trustee of the Trusts, is responsible for all Partnership and Trust activities, the drilling of development wells and the production and sale of oil and gas from productive wells. PEMC also provides administration, accounting and tax preparation for the Partnerships and Trusts from our offices in Houston, Texas. PEMC is liable for all debts and liabilities of the Partnerships and Trusts, to the extent that the assets of a given limited partnership or trust are not sufficient to satisfy its obligations. We stopped sponsoring partnerships and trusts in 1992. In 2017, we liquidated one of those partnerships, and today there are only 6 partnerships and 2 trusts remaining. The aggregate number of limited partners in the Partnerships and beneficial owners of the Trusts now administered by PEMC is approximately 490.

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

Major Customers

The Company sells its oil and gas production to a number of direct purchasers under direct contracts or through other operators under joint operating agreements. Listed below are the percent of the Company’s total oil and gas sales made which represented more than 10% of the Company’s oil and gas sales in the year 2017.

Oil Purchasers:
Apache Corporation	28%
Plains All American Inc.	23%
Sunoco, Inc.	16%
Shell Trading Company	10%
Gas Purchasers:
Targa Pipeline Mid-Continent	25%
Apache Corporation	12%

Although there are no long-term purchasing agreements with these purchasers, we believe that they will continue to purchase our oil and gas products and, if not, could be readily replaced by other purchasers.

Employees

At March 1, 2018, we had 144 full-time employees, 45 of whom were employed at our principal offices in Houston, Texas, at the offices of Prime Operating Company, Eastern Oil Well Service Company and EOWS Midland Company, and 99 employees who were primarily involved in our district operations in Midland, Texas, Elmore City and Oklahoma City, Oklahoma and Charleston, West Virginia.

Item 1A.	RISK FACTORS.

Natural gas and oil prices fluctuate widely, and low prices for an extended period of time are likely to have a material adverse impact on our business.

Our revenues, operating results, financial condition and ability to borrow funds or obtain additional capital depend substantially on prevailing prices for natural gas and oil. Lower commodity prices may reduce the amount of natural gas and oil that we can produce economically. Natural gas prices, based on the twelve-month average of the first of the month Henry Hub index price, were $2.98 per MMBTU in 2017 compared to $2.49 per MMBTU in 2016, and have ranged from $3.58 to $2.61 per MMBTU for the first three months of 2018. Oil prices, based on the NYMEX monthly average price, were $50.99 per barrel in 2017 compared to $43.29 per barrel in 2016, and have increased to $62.93 through March 2018. Any substantial or extended decline in future natural gas or crude oil prices would have, a material adverse effect on our future business, financial condition, results of operations, cash flows, liquidity or ability to finance planned capital expenditures and commitments. Furthermore, substantial, extended decreases in natural gas and crude oil prices may cause us to delay or postpone a significant portion of our exploration, development and exploitation projects or may render such projects uneconomic, which may result in significant downward adjustments to our estimated proved reserves and could negatively impact our ability to borrow and cost of capital and our ability to access capital markets, increase our costs under our revolving credit facility, and limit our ability to execute aspects of our business plans.

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

The borrowing base under our revolving credit facility is currently $85 million, and lender commitments under our revolving credit facility are $300 million. The borrowing base is redetermined semi-annually under the terms of the revolving credit facility. In addition, either we or the lenders may request an interim redetermination twice a year or in conjunction with certain acquisitions or sales of oil and gas properties. Our borrowing base may decrease as a result of lower natural gas or oil prices, operating difficulties, declines in reserves, lending requirements or regulations, the issuance of new indebtedness or for other reasons set forth in our revolving credit agreement. In the event of a decrease in our borrowing base due to declines in commodity prices or otherwise, our ability to borrow under our revolving credit facility may be limited and we could be required to repay any indebtedness in excess of the redetermined borrowing base. In addition, we may be unable to access the equity or debt capital markets to meet our obligations, including any such debt repayment obligations.

Strategic determinations, including the allocation of capital and other resources to strategic opportunities, are challenging, and our failure to appropriately allocate capital and resources among our strategic opportunities may adversely affect our financial condition and reduce our growth rate.

Our future growth prospects are dependent upon our ability to identify optimal strategies for our business. In developing our business plan, we considered allocating capital and other resources to various aspects of our businesses including well-development (primarily drilling), reserve acquisitions, exploratory activity, corporate items and other alternatives. We also considered our likely sources of capital. Notwithstanding the determinations made in the development of our 2018 plan, business opportunities not previously identified periodically come to our attention, including possible acquisitions and dispositions. If we fail to identify optimal business strategies, or fail to optimize our capital investment and capital raising opportunities and the use of our other resources in furtherance of our business strategies, our financial condition and growth rate may be adversely affected. Moreover, economic or other circumstances may change from those contemplated by our 2018 plan, and our failure to recognize or respond to those changes may limit our ability to achieve our objectives.

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

As of December 31, 2017, we maintain for our operations total excess liability insurance with limits of $20 million per occurrence and in the aggregate covering certain general liability and certain “sudden and accidental” environmental risks with a deductible of $10,000 per occurrence, subject to all terms, restrictions and sub-limits of the policies. We also maintain general liability insurance limits of $1 million per occurrence and $2 million in the aggregate.

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

Our executive offices as well as offices of Prime Operating Company, Eastern Oil Well Service Company and EOWS Midland Company are located in leased premises in Houston, Texas.

We maintain district offices in Midland, Texas, Oklahoma City, Oklahoma and Charleston, West Virginia, and have field offices in Carrizo Springs and Midland, Texas, Elmore City, Oklahoma and Arnoldsburg, West Virginia.

Substantially all of our oil and gas properties are subject to a mortgage given to collateralize indebtedness or are subject to being mortgaged upon request by our lenders for additional collateral.

The information set forth below concerning our properties, activities, and oil and gas reserves include our interests in affiliated entities.

The following table sets forth the exploratory and development drilling experience with respect to wells in which we participated during the three years ended December 31, 2017.

	2017		2016		2015
	Gross	Net	Gross	Net	Gross	Net
Exploratory:
Oil	—	—	—	—	—	—
Gas	—	—	—	—	—	—
Dry	—	—	—	—	—	—
Development:
Oil	26	6.3	27	3.6	8	3.6
Gas			—	—	—	—
Dry	—	—	—	—	—	—
Total:
Oil	26	6.3	27	3.6	8	3.6
Gas	—	—	—	—	—	—
Dry	—	—	—	—	—	—

	26	6.3	27	3.6	8	3.6

Oil and Gas Production

As of December 31, 2017, we had ownership interests in the following numbers of gross and net producing oil and gas wells (1).

	Gross	Net
Producing wells(1):
Oil Wells	755	534
Gas Wells	821	537

(1)	A gross well is a well in which a working interest is owned. A net well is the sum of the fractional revenue interests owned in gross wells. Wells are classified by their primary product. Some wells produce both oil and gas.

The following table shows our net production of oil and natural gas for each of the three years ended December 31, 2017. “Net” production is net after royalty interests of others are deducted and is determined by multiplying the gross production volume of properties in which we have an interest by percentage of the leasehold, mineral or royalty interest owned by us.

	2017	2016	2015
Oil (barrels)	1,004,000	670,000	720,000
Gas (Mcf)	5,008,000	4,546,000	4,696,000

The following table sets forth our average sales price per barrel of oil and average sales prices per one thousand cubic feet (“Mcf”) of gas, together with our average production costs per unit of production for the three years ended December 31, 2017.

	2017	2016	2015
Average sales price per barrel	$49.70	$39.73	$70.93
Average sales price per Mcf	$3.36	$2.57	$3.35
Average production costs per net equivalent barrel(1)	$15.11	$18.21	$21.24

(1)	Net equivalent barrels are computed at a rate of 6 Mcf per barrel and costs exclude production taxes.

Average oil and gas prices received excluding the impact of derivatives were:

	2017	2016	2015
Oil Price per barrel	$49.84	$39.78	$45.74
Gas Price per Mcf	$3.36	$2.56	$2.71

Acreage

The following table sets forth the approximate gross and net undeveloped acreage in which we have leasehold and mineral interests as of December 31, 2017. “Undeveloped acreage” is that acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves.

	Developed		Undeveloped		Total
	Gross	Net	Gross	Net	Gross	Net
Leasehold acreage	183,386	75,785	114	58	183,500	75,843
Mineral fee acreage	1,640	117	19,257	417	20,897	534

Total	185,026	75,902	19,371	475	204,397	76,377

Total Net Undeveloped Acreage Expiration

In the event that production is not established, or we take no action to extend or renew the terms of our leases, our net undeveloped acreage that will expire over the next three years, as of December 31, 2017, is 0 acres for the year ending December 31, 2018, 58 in 2019 and 0 acres in 2020.

Reserves

Our interests in proved developed and undeveloped oil and gas properties, including the interests held by the Partnerships, have been evaluated by Ryder Scott Company, L.P. for each of the three years ended December 31, 2017. The professional qualifications of the technical persons primarily responsible for overseeing the preparation of the reserves estimates can be found in Exhibit 99.1, the Ryder Scott Company, L.P. Report on Registrant’s Reserves Estimates. In matters related to the preparation of our reserve estimates, our district managers report to the Engineering Data manager, who maintains oversight and compliance responsibility for the internal reserve estimate process and provides oversight for the annual preparation of reserve estimates of 100% of our year-end reserves by our independent third party engineers, Ryder Scott Company, L.P. The members of our district and central groups consist of degreed engineers, geologists and geophysicists and technicians with between approximately ten and thirty-five years of industry experience, and between three and twenty years of experience managing our reserves. Our Engineering Data manager, the technical person primarily responsible for overseeing the preparation of reserves estimates, has over twenty-five years of experience, holds a Bachelor degree in Geology and an MBA in finance and is a member of the Society of Petroleum Engineers and American Association of Petroleum Geologist. See Part II, Item 8 “Financial Statements and Supplementary Data”, for additional discussions regarding proved reserves and their related cash flows.

All of our reserves are located within the continental United States. The following table summarizes our oil and gas reserves at each of the respective dates:

	Reserve Category
	Proved Developed				Proved Undeveloped				Total
As of December 31,	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf)	Total (MBoe)	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf)	Total (MBoe)	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf)	Total (MBoe)
				(a)				(a)				(a)
2015	4,579	1,673	23,275	10,131	52	12	55	73	4,631	1,685	23,330	10,204
2016	3,107	1,265	13,001	6,539	643	159	2,003	1,135	3,750	1,424	15,004	7,674
2017	5,333	1,703	17,143	9,893	505	156	710	779	5,838	1,859	17,853	10,672

(a)	In computing total reserves on a barrels of oil equivalent (Boe), gas is converted to oil based on its relative energy content at the rate of six Mcf of gas to one barrel of oil and NGLs are converted based upon volume; one barrel of natural gas liquids equals one barrel of oil.

At December 31, 2015 we had undeveloped reserves of 73 Mboe, attributable to one well in our West Texas drilling program. This well was drilled in the first quarter of 2016 and the reserves converted to producing reserves.

During 2016 five horizontal wells were drilled in West Texas, two in Oklahoma, and one vertical well was drilled onshore Texas Gulf Coast. In addition, we had an increase in reserves from overriding royalty interest in 14 horizontal wells drilled in Oklahoma by other operators. Included in our December 31, 2016, reserve report was 1,135 MBoe of proved undeveloped reserves attributable to 20 wells, 19 of which were horizontals. All 20 wells were drilled, completed and put on production in 2017 and 100% of their reserves converted to proved developed producing.

In 2017, the Company drilled, completed and put on production 22 horizontal wells in West Texas, three horizontal wells in Oklahoma, and one vertical well in Oklahoma. The company also increased reserves through overriding royalty interest in nine new wells. In the first quarter of 2018 the Company is actively participating for 38% interest in three horizontal wells in West Texas that are in the process of being drilled or completed. The estimated 8/8ths cost of these three wells will be approximately $25.5 Million, of which the Company’s share will be about $9.7 Million. The Company is also participating in three wells in Oklahoma which are in various stages of being completed and placed on line. The estimated 8/8ths cost of these three wells is $24.6 million, of which the Company’s share will be about $1.5 Million. Future development plans have been established based on an expectation of available cash flows from operations and availability of funds under our revolving credit facility.

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

The estimated future net revenue (using current prices and costs as of those dates) and the present value of future net revenue (at a 10% discount for estimated timing of cash flow) for our proved developed and proved undeveloped oil and gas reserves at the end of each of the three years ended December 31, 2017, are summarized as follows (in thousands of dollars):

	Proved Developed		Proved Undeveloped		Total
As of December 31,	Future Net Revenue	Present Value 10 Of Future Net Revenue	Future Net Revenue	Present Value 10 Of Future Net Revenue	Future Net Revenue	Present Value 10 Of Future Net Revenue	Present Value 10 Of Future Income Taxes	Standardized Measure of Discounted Cash flow
2015	$70,834	$60,962	$1,098	$233	$71,932	$61,195	$2,393	$58,802
2016	$56,467	$46,827	$18,114	$10,403	$74,581	$57,230	$4,993	$52,237
2017	$160,737	$111,614	$10,650	$6,813	$174,301	$117,714	$10,800	$106,914

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

Natural gas prices, based on the twelve-month average of the first of the month Henry Hub index price, were $2.98 per MMBtu in 2017 as compared to $2.49 per MMBtu in 2016. Oil prices, based on the NYMEX monthly average price, were $50.99 per barrel in 2017 as compared to $43.29 per barrel in 2016. Since January 1, 2018, we have not filed any estimates of our oil and gas reserves with, nor were any such estimates included in any reports to, any federal authority or agency, other than the Securities and Exchange Commission.

District Information

	Appalachian	Gulf Coast	Mid- Continent	West Texas	Other	Tatal
Proved Reserves at Year End (MBoe)
Developed	537	803	1,774	6,742	37	9,893
Undeveloped	—	—	132	647	—	779
Total	537	803	1,906	7,389	37	10,672
Average Daily Production (Boe per day)	264	468	1,180	3,072	47	5,031
Gross Productive Wells	557	322	619	566	156	2,220
Net Productive Wells	456	174	256	515	24	1,425
Gross Operated Productive Wells	476	235	274	363	54	1,402
Gross Operated Water Disposal, Injection and Supply wells	1	8	64	7	1	81

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

Appalachian Region

Our Appalachian activities are concentrated primarily in West Virginia. This region is managed from our office in Charleston, West Virginia. Our assets in this region include a large acreage position and a high concentration of wells. At December 31, 2017, we had interest in 557 wells (456 net), of which 476 wells are operated. There are multiple producing intervals that include the Big Lime, Injun, Blue Monday, Weir, Berea, Gordon and Devonian Shale formations at depths primarily ranging from 1,600 to 5,600 feet. Average net daily production in 2017 was 264 Boe. While natural gas production volumes from Appalachian reservoirs are relatively low on a per-well basis compared to other areas of the United States, the productive life of Appalachian reserves is relatively long. At December 31, 2017, we had 537 MBoe of proved developed reserves (substantially all natural gas) in the Appalachian region, constituting 5% of our total proved reserves. We maintain an acreage position of over 40,200 gross (39,700 net) acres in this region, primarily in Calhoun, Clay and Roane counties. We operate a small field service group in this region utilizing one swab rig, one paraffin truck, one saltwater hauling truck and limited excavating equipment to primarily service our own operated wells and locations. As of March 31, 2018 the Appalachian region has no wells in the process of being drilled, no waterfloods in the process of being installed and no other related activities of material importance.

Gulf Coast Region

Our development, exploitation, exploration and production activities in the Gulf Coast region are primarily concentrated in southeast Texas. This region is managed from our office in Houston, Texas. Principal producing intervals are in the, Wilcox,, San Miguel, Olmos, and Yegua formations at depths ranging from 3,000 to 12,500 feet. We had 310 producing wells (278 net) in the Gulf Coast region as of December 31, 2017, of which 243 wells are operated by us. Average daily production in 2017 was 468 Boe. At December 31, 2017, we had 784 MBoe of proved reserves in the Gulf Coast region, which represented 8% of our total proved reserves. We maintain an acreage position of over 12,640 gross (5,109 net) acres in this region, primarily in Dimmit and Polk counties. We operate a field service group in this region from a field office in Carrizo Springs, Texas utilizing four workover rigs, nineteen water transport trucks, two saltwater disposal wells and several trucks and excavating equipment. Services including well service support, site preparation and construction services for drilling and workover operations are provided to third party operators as well as utilized in our own operated wells and locations. As of March 31, 2018 the Gulf Coast region has no operated wells in the process of being drilled, no waterfloods in the process of being installed and no other related activities of material importance.

Mid-Continent Region

Our Mid-Continent activities are concentrated in central Oklahoma. This region is managed from our office in Oklahoma City, Oklahoma. As of December 31, 2017, we had 619 wells (256 net) in the Mid-Continent area, of which 274 wells are operated by us. Principal producing intervals are in the Roberson, Avant, Skinner, Sycamore, Bromide, McLish, Hunton, Mississippian, Oswego, Red Fork, and Chester formations at depths ranging from 1,100 to 10,500 feet. Average net daily production in 2017 was 1180 Boe. At December 31, 2017, we had 1,906 MBoe of proved reserves in the Mid-Continent area, or 18% of our total proved reserves. We maintain an acreage position of over 78,494 gross (10,816 net) acres in this region, primarily in Canadian, Kingfisher, Grant and Garvin counties. We operate a field service group in this region from a field office in Elmore City, utilizing one workover rig and one saltwater hauling truck. Our Mid-Continent region is actively participating with third party operators in the horizontal development of lands that include Company owned interest in several counties in the Stack and Scoop plays of Oklahoma where drilling is primarily targeting reservoirs of the Mississippian, Woodford, and Hunton formations. As of March 31, 2018, the Mid-Continent region is participating in the drilling and completion of one well included as Proved Behind-Pipe and one well included as Proved Undeveloped.

West Texas Region

Our West Texas activities are concentrated in the Permian Basin in Texas and New Mexico. The Spraberry field was discovered in 1949, encompasses eight counties in West Texas and the Company believes it is the largest oil field in the United States. The field is approximately 150 miles long and 75 miles wide at its widest point. The oil produced is West Texas Intermediate Sweet, and the gas produced is casing-head gas with an average energy content of 1,400 Btu. The oil and gas are produced primarily from six formations; the upper and lower Spraberry, the Dean, the Wolfcamp, the Strawn and the Atoka, at depths ranging from 6,700 feet to 11,300 feet. This region is managed from our office in Midland, Texas. As of December 31, 2017, we had 566 wells (515 net) in the West Texas area, of which 363 wells are operated by us. Principal producing intervals are in the Spraberry, Wolfcamp and San Andres formations at depths ranging from 5,500 to 12,500 feet. Average net daily production in 2017 was 3,072 Boe. At December 31, 2017, we had 7,389 MBoe of proved reserves in the West Texas area, or 69% of our total proved reserves. We maintain an acreage position of over 20,443 gross (13,104 net) acres in the Permian Basin in West Texas, primarily in Reagan, Upton, Martin and Midland counties and believe this acreage has significant resource potential for horizontal drilling in the Spraberry and Wolfcamp intervals. We operate a field service group in this region utilizing eight workover rigs, four hot oiler trucks and one kill truck. Services including well service support, site preparation and construction services for drilling and workover operations are provided to third party operators as well as utilized in our own operated wells and locations. At December 31, 2017 the Company had identified and committed to participate in three Proved Undeveloped horizontal drilling locations. As of March 31, 2018 all three of these wells have been drilled and are either on production or are in the process of being fracture stimulated.

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

	High	Low
2017
First Quarter	$59.00	$59.00
Second Quarter	50.05	49.50
Third Quarter	52.00	49.45
Fourth Quarter	55.00	52.00
2016
First Quarter	$52.00	$33.39
Second Quarter	63.00	27.50
Third Quarter	61.00	48.01
Fourth Quarter	58.99	43.25

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

As of March 27, 2018, there were 354 registered holders of the common stock.

No dividends have been declared or paid during the past two years on our common stock. Provisions of our line of credit agreement restrict our ability to pay dividends. Such dividends may be declared out of funds legally available therefore, when and as declared by our Board of Directors.

Issuer Purchases of Equity Securities

In December 1993, we announced that the Board of Directors authorized a stock repurchase program whereby we may purchase outstanding shares of the common stock from time-to-time, in open market transactions or negotiated sales. On October 31, 2012, the Board of Directors of the Company approved an additional 500,000 shares of the Company’s stock to be included in the stock repurchase program. A total of 3,500,000 shares have been authorized, to date, under this program. Through December 31, 2017, a total of 3,377,086 shares have been repurchased under this program for $ 60,780,182 at an average price of $18.00 per share. Additional purchases of shares may occur as market conditions warrant. We expect future purchases will be funded with internally generated cash flow or from working capital.

2017 Month	Number of Shares	Average Price Paid per share	Maximum Number of Shares that May Yet Be Purchased Under The Program at Month-End
January	101	$54.05	236,946
February	140	57.25	236,806
March	251	49.55	236,555
April	85,033	49.98	155,522
May	2,242	41.12	149,280
June	5,057	46.80	144,223
July	1,274	48.31	142,949
August	49	47.39	142,900
September	7,060	47.02	135,840
October	339	49.99	135,501
November	10,445	50.03	125,056
December	2,142	51.50	122,914

Total / Average	114,133	$51.60

Item 6.	SELECTED FINANCIAL DATA

We are a smaller reporting company and therefore no response is required pursuant to this Item.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview:

We are an independent oil and natural gas company engaged in acquiring, developing and producing oil and natural gas. We presently own producing and non-producing properties located primarily in Texas, Oklahoma and West Virginia. In addition, we own a substantial amount of well servicing equipment. All our oil and gas properties and interests are located in the United States. Assets in our principal focus areas include mature properties with long-lived reserves and significant development opportunities as well as newer properties with development and exploration potential. We believe our balanced portfolio of assets and our ongoing hedging program position us well for both the current commodity price environment and future potential upside as we develop our attractive resource opportunities. Our primary sources of liquidity are cash generated from our operations and our credit facility.

We attempt to assume the position of operator in all acquisitions of producing properties and will continue to evaluate prospects for leasehold acquisitions and for exploration and development operations in areas in which we own interests. We continue to actively pursue the acquisition of producing properties. To diversify and broaden our asset base, we will consider acquiring the assets or stock in other entities and companies in the oil and gas business. Our main objective in making any such acquisitions will be to acquire income producing assets to build stockholder value through consistent growth in our oil and gas reserve base on a cost-efficient basis.

Our cash flows depend on many factors, including the price of oil and gas, the success of our acquisition and drilling activities and the operational performance of our producing properties. We use derivative instruments to manage our commodity price risk. This practice may prevent us from receiving the full advantage of any increases in oil and gas prices above the maximum fixed amount specified in the derivative agreements and subjects us to the credit risk of the counterparties to such agreements. Since all our derivative contracts are accounted for under mark-to-market accounting, we expect continued volatility in gains and losses on mark-to-market derivative contracts in our consolidated statement of operations as changes occur in the NYMEX price indices.

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

Net cash provided by operating activities for the year ended December 31, 2017 was $40.1 million, compared to $11.0 million in the prior year. Excluding the effects of significant unforeseen expenses or other income, our cash flow from operations fluctuates primarily because of variations in oil and gas production and prices or changes in working capital accounts. Our oil and gas production will vary based on actual well performance but may be curtailed due to factors beyond our control.

Our realized oil and gas prices vary due to world political events, supply and demand of products, product storage levels, and weather patterns. We sell the majority of our production at spot market prices. Accordingly, product price volatility will affect our cash flow from operations. To mitigate price volatility, we sometimes lock in prices for some portion of our production through the use of derivatives.

If our exploratory drilling results in significant new discoveries, we will have to expend additional capital to finance the completion, development, and potential additional opportunities generated by our success. We believe that, because of the additional reserves resulting from the successful wells and our record of reserve growth in recent years, we will be able to access sufficient additional capital through bank financing.

Maintaining a strong balance sheet and ample liquidity are key components of our business strategy. For 2018, we will continue our focus on preserving financial flexibility and ample liquidity as we manage the risks facing our industry. Our 2018 capital budget is reflective of commodity prices and has been established based on an expectation of available cash flows, with any cash flow deficiencies expected to be funded by borrowings under our revolving credit facility. As we have done historically to preserve or enhance liquidity we may adjust our capital program throughout the year, divest assets, or enter into strategic joint ventures. We are actively in discussions with financial partners for funding to develop our asset base and, if required, pay down our revolving credit facility should our borrowing base become limited due to the deterioration of commodity prices.

The Company maintains a Credit Agreement with a maturity date of February 15, 2021, providing for a credit facility totaling $300 million, with a borrowing base of $85 million. As of March 31, 2018 the Company has $62.5 million in outstanding borrowings and $22.5 million in availability under this facility. The bank reviews the borrowing base semi-annually and, at their discretion, may decrease or propose an increase to the borrowing base relative to a re-determined estimate of proved oil and gas reserves. The next borrowing base review is scheduled for June 2018. Our oil and gas properties are pledged as collateral for the line of credit and we are subject to certain financial and operational covenants defined in the agreement. We are currently in compliance with these covenants and expect to be in compliance over the next twelve months. If we do not comply with these covenants on a continuing basis, the lenders have the right to refuse to advance additional funds under the facility and/or declare all principal and interest immediately due and payable. Our borrowing base may decrease as a result of lower natural gas or oil prices, operating difficulties, declines in reserves, lending requirements or regulations, the issuance of new indebtedness or for other reasons set forth in our revolving credit agreement. In the event of a decrease in our borrowing base due to declines in commodity prices or otherwise, our ability to borrow under our revolving credit facility may be limited and we could be required to repay any indebtedness in excess of the re-determined borrowing base.

Our credit agreement required us to hedge a portion of our production as forecasted for the PDP reserves included in our borrowing base review engineering reports. Accordingly the Company has in place the following swap agreements for oil, NGLs and natural gas.

	Volumes			Prices
	2018	2019	2020	2018	2019	2020
Natural Gas (MMBTU)	2,400,000	749,000	180,000	$2.97	$2.93	$2.95
Natural Gas Liquids (barrels)	66,000	60,000	—	$22.73	$21.66
Oil (barrels)	214,800	540,500	100,500	$51.95	$53.53	$56.11

The Company’s activities include development and exploratory drilling. Our strategy is to develop a balanced portfolio of drilling prospects that includes lower risk wells with a high probability of success and higher risk wells with greater economic potential. Based upon the results of horizontal wells drilled by us and other offsetting operators and historical vertical well performance, we decided in 2016 to reduce the number of vertical wells in our drilling program and drill primarily horizontal wells. We believe horizontal development of our resource base provides superior returns relative to vertical drilling by accessing a larger base of reserves in each target pay zone with a lateral wellbore.

In accordance with SEC rules governing the scheduling of the drilling of PUD reserves we have only included in our year-end reserve report the 22 PUD locations for which we have definitive plans to drill. The Company has a working interest in eight of these PUD locations and an overriding royalty interest only in the remaining fourteen locations.

Since the start of our West Texas horizontal drilling program in 2015 the Company has participated in 56 horizontal wells in West Texas. In 39 of these wells, the Company owns an average of 22% working interest. All 39 wells are on production. As to 14 wells of the 56 total, the Company participated with less than 1% working interest. Of these 14 wells, seven are on line, and seven are drilled, fracture stimulated, and are being prepared to be put on production. During 2017, the Company expended approximately $49.5 million in this program. Development of our West Texas resource has continued in the first quarter of 2018 with the drilling of three horizontal wells. As of March 31, 2018, these three wells have been drilled and are being prepared for hydraulic fracture stimulation. We also anticipate the drilling of an additional 8 wells in 2018, although AFEs and specific plans for drilling have not been finalized. This additional activity brings the anticipated total to 11 horizontal wells drilled in 2018 in our West Texas horizontal drilling program. In addition, the Company is participating for less than 1% interest in seven other horizontal wells that are in the process of being put on production.

In Upton County, Texas, we are developing a contiguous 3,900 acre block with our joint venture partner, Apache Corporation, where the Company holds approximately 48% interest in 2,606 gross acres. Through year-end 2017, twenty-two wells have been drilled and completed in this joint venture. Sixteen of these were drilled and completed in 2017 at a gross cost of $106,267,000. The Company invested a net $43.3 million with an average 34.8% interest. In the first quarter of 2018, an additional three wells have been drilled and are in the process of being completed at an expected gross cost of $25,441,000. We have a 38.25% interest in these wells and our expected net cost will be approximate $9,371,000. Apache Corporation has indicated plans to continue to PAD drill the acreage and future phases of the development are expected to result in approximately 40 additional horizontal wells being drilled at a cost of about $312 million. The Company owns various interests ranging from 14% to 49% in the lands to be developed in this project and expect our share of these capital expenditures to be approximately $80 million. The actual number of wells drilled, the cost, and the timing of drilling may vary based upon commodity market conditions. Apache’s drilling plans indicate an additional eight wells will be drilled later this year at a cost of $50 million, of which our share is approximately $24 million. These wells meet the definition of proved undeveloped reserves, however, they were not included in our year-end reserve report because we had not yet received AFEs and formal drilling plans.

In Martin County, Texas we are developing a 960 acre block with RSP Permian. In 2016, two wells were drilled and completed and two additional wells were drilled and brought on line in 2017. The Company owns approximately 35% to 38% interest in the acreage of this joint venture where RSP Permian is the operator. No near-term plans have been received from RSP Permian. During 2017, the Company spent approximately $3 million on this development.

The Company maintains an acreage position of 20,443 gross (12,766 net) acres in the Permian Basin in West Texas, primarily in Reagan, Upton, Midland and Martin counties. We believe this acreage has significant resource potential in multiple Spraberry and Wolfcamp intervals that support the potential drilling of as many as 250 additional horizontal wells.

With regard to our Oklahoma horizontal development program, which began in 2012, the Company has participated in 28 horizontal wells for approximately $27 million through year-end 2017. Over this same time period the Company chose to retain an overriding royalty interest in 28 other horizontal wells that were drilled. The Company is currently participating in two horizontal wells operated by Linn Operating Inc. in Grady County, Oklahoma. We are participating for 10% interest in one well and 1% interest in the other. The anticipated cost for these wells is $14,703,000, with our net share being $828,000. Both wells have been drilled and are waiting on fracture stimulation. In addition, the Company has elected to retain an ORRI in 16 wells that are in the process of being drilled or completed in various Counties of central Oklahoma. Also, in 2018, the Company anticipates participating in the drilling of as many as five additional horizontal wells in central Oklahoma with interest of between 6% and 12%. The horizontal activity on Company acreage in Oklahoma is primarily focused in Canadian, Grady, Kingfisher and Garvin counties where we have approximately 2,231 net acres. We believe our acreage has significant additional resource potential that could support the drilling of 72 new horizontal wells based on an estimate of only two wells per section with our share of the capital expenditure being about $42 million at an average 10.5% ownership level.

During March 2018 and effective January 1, 2018, PrimeEnergy agreed to sell its right, title and interest in 3,506 gross mineral acres, 16,000 net mineral acres, in Garfield County, Oklahoma, including 20 producing wells, for approximately $1,600,000. The Company will retain an overriding royalty interest in the oil and gas produced from the properties.

In a separate transaction, which closed March 2018, the Company sold 3,884 gross mineral acres,              net mineral acres in Yuma County, Colorado, and Cheyenne County, Kansas, for $175,000. This divestiture includes 54 producing wells.

In 2017, in the U.S. Gulf Coast region of Texas, the Company participated in the drilling of one well and the recompletion of two wells operated by Unit Petroleum in the Segno field of Polk County, Texas. The Company invested $179,000 with a 2.8% working interest and a 3.77% revenue interest in these wells. All three wells were successful. In 2018, the Company plans to participate for 2.8% working interest in the recompletion of one well by Unit Petroleum, and has an overriding royalty of 3.87% in another well that is currently being drilled. The Company will also have an overriding royalty interest in an additional well slated to be drilled in the second quarter of 2018.

During the first quarter of 2018, the Company completed two transactions acquiring 464 net mineral acres, 53 oil and gas wells with working interests ranging from 16.6% to 33.4% and one commercial salt water disposal well operated by the Company, all located in Reagan County, Texas, for $6,080,000.

To supplement cash flow and finance our drilling program during 2017, the Company also sold or farmed-out leasehold rights through six separate transactions, receiving gross proceeds of approximately $46 million. In West Texas we sold approximately 2,096 net mineral acres for $37.4 million, primarily located in Martin County, and in Oklahoma we farmed-out approximately 1,554 net mineral acres primarily in Canadian County for $8.6 million and will retain an over-riding royalty interest and potential reversionary interests. These sales were of non-cash flowing mineral interests.

As of March 2018, the Company has $2.3 million outstanding on our equipment financing facilities which are secured by substantially all of our field service equipment. The majority of our capital spending is discretionary, and the ultimate level of expenditures will be dependent on our assessment of the oil and gas business environment, the number and quality of oil and gas prospects available, the market for oilfield services, and oil and gas business opportunities in general.

The Company has in place both a stock repurchase program and a limited partnership interest repurchase program. Spending under these programs in 2017 was $5.96 million. The Company expects continued spending under these programs in 2018.

Results of Operations:

2017 and 2016 Compared

We reported net income for 2017 of $42.0 million, or $18.99 per share, compared to $3.4 million or $1.50 per share for 2016. This increase was due to increases in oil and gas production and sales compared to 2016 combined with gains related to the sale of acreage. The significant components of net income are discussed below.

Oil and gas sales increased $28.6 million, or 74.6% to $66.9 million for the year ended December 31, 2017 from $38.3 million for the year ended December 31, 2016. Crude oil and natural gas sales vary due to changes in volumes of production sold and realized commodity prices. Our realized prices at the well head increased an average of $10.06 per barrel, or 25.3% on crude oil and increased $0.80 per Mcf, or 31.4% on natural gas during 2017 as compared to 2016.

Our crude oil production increased by 334,000 barrels, or 49.9% from 670,000 barrels for the year ended December 31, 2016 to 1,004,000 barrels for the year ended December 31, 2017. Our natural gas production increased by 462 MMcf, or 10.2% from 4,546 MMcf for the year ended December 31, 2016 to 5,008 MMcf for the year ended December 31, 2017. The increase in crude oil and natural gas production volumes are a result of the natural decline of existing properties offset by our continued drilling success in the West Texas and Oklahoma regions as we place new wells into production.

The following table summarizes the primary components of production volumes and average sales prices realized for the years ended December 31, 2017 and 2016 (excluding realized gains and losses from derivatives).

	Year Ended December 31,		Increase
	2017	2016	Amount	Percent
Barrels of Oil Produced	1,004,000	670,000	334,000	49.9%
Average Price Received (excluding the impact of derivatives)	$49.84	$39.78	$10.06	25.3%

Oil Revenue (In 000’s)	$50,041	$26,655	$23,386	87.7%

Mcf of Gas Produced	5,008,000	4,546,000	462,000	10.2%
Average Price Received (excluding the impact of derivatives)	$3.36	$2.56	$0.80	31.4%

Gas Revenue (In 000’s)	$16,842	$11,651	$5,191	44.6%

Total Oil & Gas Revenue (In 000’s)	$66,883	$38,306	$28,577	74.6%

Realized losses on derivative instruments, net include losses of $0.15 million and $0.01 million on the settlements of crude oil and natural gas derivatives, respectively for the year ended December 31, 2017. This item included losses of $0.04 million and gains of $0.02 million on the settlements of crude oil and natural gas derivatives, respectively for the year ended December 31, 2016.

Oil and gas prices received including the impact of derivatives were:

	Year Ended December 31,		Increase
	2017	2016	Amount	Percent
Oil Price	$49.70	$39.73	$9.97	25.1%
Gas Price	$3.36	$2.57	$0.79	30.8%

We do not apply hedge accounting to any of our commodity based derivatives thus changes in the fair market value of commodity contracts held at the end of a reported period, referred to as mark-to-market adjustments, are recognized as unrealized gains and losses in the accompanying consolidated statements of operations. As oil and natural gas prices remain volatile, mark-to-market accounting treatment creates volatility in our revenues. For the year ended December 31, 2017 we recognized unrealized losses of $1.7 million associated with crude oil fixed swaps and gains of $2.3 million associated with natural gas fixed swap contracts due to market fluctuations in natural gas and crude oil futures market prices between January 2017 and December 2017. For the year ended December 31, 2016, we recognized unrealized losses of $1.7 million associated with crude oil fixed swaps and gains of $1.9 million associated with natural gas fixed swap contracts due to market fluctuations in natural gas and crude oil futures market prices between July and December 2016.

Field service income increased $0.3 million, or 1.8% from $15.4 million for the year ended December 31, 2016 to $15.7 million for the year ended December 31, 2017. Rates on our workover rigs and hot oiler services stabilized during 2017 in response to the increased commodity prices and our SWD income increased reflecting increased utilization of the pipeline and capacity upgrades added during the past three years.

Lease operating expense increased $3.3 million, or 12.1% to $30.9 million for the year ended December 31, 2017 from $27.5 million for the year ended December 31, 2016. This increase was due to slight cost increases from suppliers, additional lease operating expenses related to new properties and the production taxes related to our increased oil and gas revenues.

Field service expense decreased $0.6 million, or 4.5% from $12.5 million for the year ended December 31, 2016 to $12.0 million for the year ended December 31, 2017. Field service expenses primarily consist of salaries and vehicle operating expenses which had been reduced during 2016 and 2017 in response to falling rates and utilization of our equipment services.

Depreciation, depletion, amortization and accretion on discounted liabilities increased $5.9 million, or 19.5% from $30.2 million for the year ended December 31, 2016 to $36.1 million for the year ended December 31, 2017. The DD&A expense is primarily attributable to our properties in West Texas and Oklahoma, reflecting the increased cost basis and production from development in those areas.

General and administrative expense increased $1.8 million, or 22.9% to $9.6 million for the year ended December 31, 2017 from $7.8 million for the year ended December 31, 2016 related to personnel costs, including salaries and employee related taxes and insurance.

Gain on sale and exchange of assets of $41.3 million for the year ended December 31, 2017 and $32.4 million for the year ended December 31, 2016 consists of sales of non-producing acreage and oil and gas interests and non-essential field service equipment.

Interest expense decreased $1.2 million, or 34.1% from $3.5 million for the year ended December 31, 2016 to $2.3 million for the year ended December 31, 2017. This decrease relates to a decrease in average debt outstanding during 2017 as compared to 2016 combined with an increase in weighted average interest rates during the 2017 periods. The average interest rate paid on outstanding bank borrowings under its revolving credit facility during 2017 and 2016 were 5.21% and 3.93%, respectively. As of December 31, 2017 and 2016, the total outstanding borrowings under its revolving credit facility were $47.7 million and $63.0 million, respectively.

A tax benefit of $7.8 million was recorded for the year ended December 31, 2017, versus a tax provision of $2.1 million for the year ended December 31, 2016. The tax benefit was directly related to the effect of the Tax Cuts and Jobs Act passed in 2017, based on the remeasurement of deferred tax assets and liabilities at the lower corporate tax rate.

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

Members of our management, including our chief executive officer and chief financial officer, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of December 31, 2017, the end of the period covered by this Report. Based upon that evaluation, these officers concluded that our disclosure controls and procedures were effective as of December 31, 2017.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2017.

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

There have been no changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	OTHER INFORMATION.

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information relating to the Company’s Directors, nominees for Directors and executive officers will be included in the Company’s definitive proxy statement relating the Company’s Annual Meeting of Stockholders to be held in June, 2018 which will be filed with the U.S. Securities and Exchange Commission within 120 days of December 31, 2017, and which is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION.

Information relating to executive compensation will be included in the Company’s definitive proxy statement relating to the Company’s Annual Meeting of Stockholders to be held in June, 2018, which will be filed with the U. S. Securities and Exchange Commission within 120 days of December 31, 2017, and which is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information relating to security ownership of certain beneficial owners and management will be included in the Company’s definitive proxy statement relating to the Company’s Annual Meeting of Stockholders to be held in June, 2018, which will be filed with the U. S. Securities and Exchange Commission within 120 days of December 31, 2017, and which is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information relating to certain transactions by Directors and executive officers of the Company will be included in the Company’s definitive proxy statement relating to the Company’s Annual Meeting of Stockholders to be held in June, 2018 which will be filed with the U. S. Securities and Exchange Commission within 120 days of December 31, 2017, and which is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information relating to principal accountant fees and services will be included in the Company’s definitive proxy statement relating to the Company’s Annual Meeting of Stockholders to be held in June, 2018, which will be filed with the U. S. Securities and Exchange Commission within 120 days of December 31, 2017, and which is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this Report:

1.	Financial statements (Index to Consolidated Financial Statements at page F-1 of this Report)

2.	Financial Statement Schedules (Index to Consolidated Financial Statements – Supplementary Information at page F-1 of this Report)

3.	Exhibits:

Exhibit No.

3.1	Restated Certificate of Incorporation of PrimeEnergy Corporation (effective July 1, 2009) (Incorporated by reference to Exhibit 3.1 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2009).

3.2	Bylaws of PrimeEnergy Corporation as amended and restated as of May 20, 2015 (filed as Exhibit 3.2 of PrimeEnergy Corporation Form 8-K on May 21, 2015 and incorporated herein by reference).

10.18	Composite copy of Non-Statutory Option Agreements (Incorporated by reference to Exhibit 10.18 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2004).

10.22.5.10	Third Amended and Restated Credit Agreement dated as of February 15, 2017 among PrimeEnergy Corporation, as Borrower, Compass Bank, as Administrative Agent and Lender, Wells Fargo, National Association, as Document Agent, the Lenders Party Hereto (Compass Bank, Wells Fargo, National Association,Citibank, N.A.)and BBVA Compass Bank, as Letter of Credit Issuer and Sole Lead Arranger and Sole Bookrunner (Incorporated by reference to Exhibit 10.22.5.10 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2016).

10.22.5.10.1	FIRST AMENDMENT TO THIRD AMENDED AND RESTATED CREDIT AGREEMENT dated as of December 22, 2017 among PRIMEENERGY CORPORATION, as Borrower, THE LENDERS PARTY HERETO, COMPASS BANK, as Administrative Agent, WELLS FARGO BANK, NATIONAL ASSOCIATION, as Documentation Agent, and BBVA COMPASS, as Sole Lead Arranger and Sole Book Runner, (filed herewith).

10.22.5.11	Amended, Restated and Consolidated Guaranty dated as of February 15, 2017, among PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, EOWS Midland Company and Prime Offshore L.L.C. in favor of Compass Bank, as Administrative Agent for the Lenders (Incorporated by reference to Exhibit 10.22.5.11 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2016).

10.22.5.12	Amended, Restated and Consolidated Pledge and Security Agreement dated as of February 15, 2017, among PrimeEnergy Corporation, PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, EOWS Midland Company and Prime Offshore L.L.C. and Compass Bank, as Administrative Agent for the Secured Parties (Incorporated by reference to Exhibit 10.22.5.12 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2016).

10.22.5.13	Amended, Restated and Consolidated Deed of Trust, Mortgage, Security Agreement, Assignment of Production and Financing Statement Dated as of May 5, 2017 (Incorporated by reference to Exhibit 10.22.5.13 to PrimeEnergy Corporation Form 10-Q for the quarter ended March 31, 2017).

Exhibit No.

10.22.5.14	Deed of Trust, Mortgage, Security Agreement, Assignment of Production and Financing Statement Dated as of May 5, 2017 (Incorporated by reference to Exhibit 10.22.5.14 to PrimeEnergy Corporation Form 10-Q for the quarter ended March 31, 2017).

10.22.5.15	Amended, Restated and Consolidated Mortgage of Oil and Gas Property, Security Agreement, Assignment of Production and Financing Statement Dated as of May 5, 2017 (Incorporated by reference to Exhibit 10.22.5.15 to PrimeEnergy Corporation Form 10-Q for the quarter ended March 31, 2017).

10.23.1	Loan and Security Agreement dated July 31, 2013, by and between JP Morgan Chase Bank, N.A. and Eastern Oil Well Service Company, EOWS Midland Company and Southwest Oilfield Construction Company (Incorporated by reference to Exhibit 10.23.1 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2013).

10.23.2	Business Purpose Promissory Note dated July 31, 2013, made by Eastern Oil Well Service Company, EOWS Midland Company and Southwest Oilfield Construction Company to JP Morgan Chase Bank N.A. (Incorporated by reference to Exhibit 10.23.2 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2013).

10.23.3	Guaranty dated July 31, 2013, made by PrimeEnergy Corporation in favor of JP Morgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.23.3 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2013).

10.23.4	Agreement of Equipment Substitution dated January 15, 2014, by and between JP Morgan Chase Bank, N.A. and Eastern Oil Well Service Company, EOWS Midland Company and Southwest Oilfield Construction Company (Incorporated by reference to Exhibit 10.23.4 to PrimeEnergy Corporation Form 10-Q for the quarter ended March 31, 2014).

10.24.1	Loan and Security Agreement dated July 29, 2014, by and between JP Morgan Chase Bank, N.A. and Eastern Oil Well Service Company, EOWS Midland Company and Southwest Oilfield Construction Company (Incorporated by reference to Exhibit 10.24.1 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2014).

10.24.2	Business Purpose Promissory Note dated July 29, 2014, made by Eastern Oil Well Service Company, EOWS Midland Company and Southwest Oilfield Construction Company to JP Morgan Chase Bank N.A. (Incorporated by reference to Exhibit 10.24.2 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2014).

10.24.3	Guaranty dated July 29, 2014, made by PrimeEnergy Corporation in favor of JP Morgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.24.3 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2014).

10.25	Purchase and Sale Agreement dated as of January 25, 2017, among PrimeEnergy Corporation, PrimeEnergy Management Corporation, PrimeEnergy Operating Company, PrimeEnergy Asset and Income Fund, L.P. A-2, PrimeEnergy Asset and Income Fund, L.P. A-3, PrimeEnergy Asset and Income Fund, L.P. AA-2, and PrimeEnergy Asset and Income Fund, L.P. AA-4, as Sellers and Guidon Operating LLC, as Purchaser (Incorporated by reference to Exhibit 10.25 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2016).

14	PrimeEnergy Corporation Code of Business Conduct and Ethics, as amended December 16, 2011 (Incorporated by reference to Exhibit 14 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2011).

21	Subsidiaries (filed herewith).

23	Consent of Ryder Scott Company, L.P. (filed herewith).

Exhibit No.

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Summary Reserve Report dated February 12, 2018, of Ryder Scott Company, L.P. (filed herewith).

101.INS	XBRL (eXtensible Business Reporting Language) Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of April, 2018.

PrimeEnergy Corporation

By:	/S/ CHARLES E. DRIMAL, JR.
Charles E. Drimal, Jr.
Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 17th day of April, 2018.

/s/ CHARLES E. DRIMAL, JR. Charles E. Drimal, Jr.	Chairman, Chief Executive Officer and President; The Principal Executive Officer

/s/ BEVERLY A. CUMMINGS Beverly A. Cummings	Director, Executive Vice President and Treasurer; The Principal Financial Officer

/S/ GAINES WEHRLE Gaines Wehrle	Director	/s/ CLINT HURT Clint Hurt	Director

/s/ H. GIFFORD FONG H. Gifford Fong	Director	/s/ JAN K. SMEETS Jan K. Smeets	Director

/s/ THOMAS S.T. GIMBEL Thomas S.T. Gimbel	Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements
Consolidated Balance Sheet – As of December 31, 2017 and 2016	F-3
Consolidated Statement of Operations – For the years ended December 31, 2017 and 2016	F-4
Consolidated Statement of Comprehensive Income – For the years ended December 31, 2017 and 2016	F-5
Consolidated Statement of Equity – For the years ended December 31, 2017 and 2016	F-6
Consolidated Statement of Cash Flows – For the years ended December 31, 2017 and 2016	F-7
Notes to Consolidated Financial Statements	F-8

Supplementary Information:
Capitalized Costs Relating to Oil and Gas Producing Activities, years ended December 31, 2017 and 2016	F-22
Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities, years ended December 31, 2017 and 2016	F-22
Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves, years ended December 31, 2017 and 2016	F-22
Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves, years ended December 31, 2017 and 2016	F-23
Reserve Quantity Information, years ended December 31, 2017 and 2016	F-24
Results of Operations from Oil and Gas Producing Activities, years ended December 31, 2017 and 2016	F-24
Notes to Supplementary Information	F-25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

PrimeEnergy Corporation and Subsidiaries:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PrimeEnergy Corporation and Subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

GRASSI & CO., CPAs, P.C.

We have served as the Company’s auditor since 1989.

New York, New York

April 16, 2018

PRIMEENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Thousands of dollars)

	As of December 31,
	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$8,438	$10,111
Accounts receivable, net	16,961	7,400
Prepaid obligations	756	412
Other current assets	476	160

Total Current Assets	26,631	18,083
Property and Equipment
Oil and gas properties at cost	476,570	417,821
Less: Accumulated depletion and depreciation	(263,569)	(230,331)

	213,001	187,490

Field and office equipment at cost	26,241	26,902
Less: Accumulated depreciation	(19,267)	(18,024)

	6,974	8,878

Total Property and Equipment, Net	219,975	196,368
Other Assets	159	203

Total Assets	$246,765	$214,654

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$24,615	$11,965
Accrued liabilities	16,294	8,184
Current portion of long-term debt	2,378	2,949
Current portion of asset retirement and other long-term obligations	2,309	1,563
Derivative liability short-term	1,509	2,547
Due to Related Parties	65	—

Total Current Liabilities	47,170	27,208
Long-Term Bank Debt	48,459	66,316
Asset Retirement Obligations	21,269	15,943
Derivative Liability Long-Term	1,913	1,092
Deferred Income Taxes	24,962	37,500
Other Long-Term Obligations	553	715

Total Liabilities	144,326	148,774
Commitments and Contingencies
Equity
Common stock, $.10 par value; 2017 and 2016: Authorized: 4,000,000 shares, issued: 3,836,397 shares; outstanding 2017: 2,169,370 shares; 2016: 2,283,503 shares	383	383
Paid-in capital	8,729	8,313
Retained earnings	138,320	96,322
Accumulated other comprehensive loss, net	—	—
Treasury stock, at cost; 2017: 1,667,027 shares; 2016: 1,552,894 shares	(52,123)	(46,473)

Total Stockholders’ Equity – PrimeEnergy	95,309	58,545
Non-controlling interest	7,130	7,335

Total Equity	102,439	65,880

Total Liabilities and Equity	$246,765	$214,654

The accompanying Notes are an integral part of these Consolidated Financial Statements

PRIMEENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(Thousands of dollars, except per share amounts)

	For the Year Ended December 31,
	2017	2016
Revenues
Oil and gas sales	$66,883	$38,306
Realized loss on derivative instruments, net	(155)	(16)
Field service income	15,704	15,432
Administrative overhead fees	6,158	6,567
Unrealized gain (loss) on derivative instruments	547	(3,582)
Other income	173	59

Total Revenues	89,310	56,766
Costs and Expenses
Lease operating expense	30,880	27,544
Field service expense	11,990	12,549
Depreciation, depletion, amortization and accretion on discounted liabilities	36,068	30,174
General and administrative expense	9,646	7,849

Total Costs and Expenses	88,584	78,116
Gain on Sale and Exchange of Assets	41,258	32,378

Income from Operations	41,984	11,028
Other Income and Expenses
Less: Interest expense	2,310	3,507
Add: Interest income	7	1

Income Before Provision (Benefit) for Income Taxes	39,681	7,522
Provision (Benefit) for Income Taxes	(7,753)	2,100

Net Income	47,434	5,422
Less: Net Income Attributable to Non-Controlling Interest	5,436	1,978

Net Income Attributable to PrimeEnergy	$41,998	$3,444

Basic Income Per Common Share	$18.99	$1.50

Diluted Income Per Common Share	$14.18	$1.13

The accompanying Notes are an integral part of these Consolidated Financial Statements

PRIMEENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Thousands of dollars)

	For the Year Ended December 31,
	2017	2016
Net Income	$47,434	$5,422

Other Comprehensive Income, net of taxes:
Changes in fair value of hedge positions, net of taxes of $0 and $(2), respectively	—	5

Total other comprehensive income	—	5

Comprehensive income	47,434	5,427
Less: Comprehensive income attributable to non-controlling interest	5,436	1,978

Comprehensive Income attributable to PrimeEnergy	$41,998	$3,449

The accompanying Notes are an integral part of these Consolidated Financial Statements

PRIMEENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Thousands of dollars)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity – PrimeEnergy	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at December 31, 2015	3,836,397	$383	$7,854	$92,878	$(5)	$(45,380)	$55,730	$7,171	$62,901
Purchase 21,181 shares of common stock	—	—	—	—	—	(1,093)	(1,093)	—	(1,093)
Net income	—	—	—	3,444	—	—	3,444	1,978	5,422
Other comprehensive income, net of taxes	—	—	—	—	5	—	5	—	5
Purchase of non-controlling interest	—	—	459	—	—	—	459	(683)	(224)
Distributions to non-controlling interest	—	—	—	—	—	—	—	(1,131)	(1,131)

Balance at December 31, 2016	3,836,397	$383	$8,313	$96,322	$—	$(46,473)	$58,545	$7,335	$65,880
Purchase 114,133 shares of common stock	—	—	—	—	—	(5,650)	(5,650)	—	(5,650)
Net income	—	—	—	41,998	—	—	41,998	5,436	47,434
Purchase of non-controlling interest	—	—	416	—	—	—	416	(724)	(308)
Distributions to non-controlling interest	—	—	—	—	—	—	—	(4,917)	(4,917)

Balance at December 31, 2017	3,836,397	$383	$8,729	$138,320	$—	$(52,123)	$95,309	$7,130	$102,439

The accompanying Notes are an integral part of these Consolidated Financial Statements

PRIMEENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Thousands of dollars)

	For the Year Ended December 31,
	2017	2016
Cash Flows from Operating Activities:
Net Income	$47,434	$5,422
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion on discounted liabilities	36,068	30,174
Gain on sale of properties	(41,258)	(32,378)
Unrealized (gain) loss on derivative instruments	(547)	3,582
(Benefit) Provision for deferred income taxes	(12,538)	147

Changes in assets and liabilities:
(Increase) Decrease in accounts receivable	(9,561)	2,143
Increase (Decrease) in due from related parties	101	(25)
(Increase) Decrease in inventories	(9)	61
(Increase) Decrease in prepaid expenses and other assets	(344)	207
Increase (Decrease) in accounts payable	12,650	(390)
Increase in accrued liabilities	8,111	2,062

Net Cash Provided by Operating Activities	40,107	11,005

Cash Flows from Investing Activities:
Capital expenditures, including exploration expense	(59,361)	(20,843)
Proceeds from sale of properties and equipment	46,231	35,226

Net Cash (Used in) Provided by Investing Activities	(13,130)	14,383

Cash Flows from Financing Activities:
Purchase of stock for treasury	(5,650)	(1,093)
Purchase of non-controlling interests	(308)	(224)
Increase in long-term bank debt and other long-term obligations	64,853	13,500
Repayment of long-term bank debt and other long-term obligations	(82,628)	(39,910)
Distribution to non-controlling interest	(4,917)	(843)

Net Cash Used in Financing Activities	(28,650)	(28,570)

Net Decrease in Cash and Cash Equivalents	(1,673)	(3,182)
Cash and Cash Equivalents at the Beginning of the Year	10,111	13,293

Cash and Cash Equivalents at the End of the Year	$8,438	$10,111

Supplemental Disclosures:
Income taxes paid during the year	$414	$120
Interest paid during the year	$2,339	$3,476

The accompanying Notes are an integral part of these Consolidated Financial Statements

PRIMEENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Operations and Significant Accounting Policies

Nature of Operations:

PrimeEnergy Corporation (“PEC”), a Delaware corporation, was organized in March 1973 and is engaged in the development, acquisition and production of oil and natural gas properties. PrimeEnergy Corporation and its subsidiaries are herein referred to as the “Company.” The Company owns leasehold, mineral and royalty interests in producing and non-producing oil and gas properties across the United States, primarily in Oklahoma, Texas and West Virginia. The Company operates over approximately 1,500 active wells and owns non-operating interests in approximately 400 additional wells. Additionally, the Company provides well-servicing support operations, site-preparation and construction services for oil and gas drilling and reworking operations, both in connection with the Company’s activities and providing contract services for third parties. The Company is publicly traded on the NASDAQ under the symbol “PNRG.” PEC owns Eastern Oil Well Service Company (“EOWSC”) and EOWS Midland Company (“EMID”) which perform oil and gas field servicing. PEC also owns Prime Operating Company (“POC”), which serves as operator for most of the producing oil and gas properties owned by the Company and affiliated entities. PrimeEnergy Management Corporation (“PEMC”), a wholly-owned subsidiary, acts as the managing general partner, providing administration, accounting and tax preparation services for 6 limited partnerships and 2 trusts (collectively, the “Partnerships”). The markets for the Company’s products are highly competitive, as oil and gas are commodity products and prices depend upon numerous factors beyond the control of the Company, such as economic, political and regulatory developments and competition from alternative energy sources.

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

Subsequent Events:

Subsequent events have been evaluated through the date that the consolidated financial statements were issued. During this period, there were no material subsequent items requiring disclosure other than as stated in footnote 2 to these financial statements.

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

Impairment of Long-Lived Assets:

The Company reviews long-lived assets, including oil and gas properties, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recovered. If the carrying amounts are not expected to be recovered by undiscounted cash flows, the assets are impaired, and an impairment loss is recorded. The amount of impairment is based on the estimated fair value of the assets determined by discounting anticipated future net cash flows.

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

Asset Retirement Obligation:

The asset retirement obligation primarily represents the estimated present value of the amount the Company will incur to plug, abandon and remediate producing properties at the end of their productive lives, in accordance with applicable state laws. The Company determined its asset retirement obligation by calculating the present value of estimated cash flows related to the liability. The asset retirement obligation is recorded as a liability at its estimated present value at its inception, with an offsetting increase to producing properties. Periodic accretion of discount of the estimated liability is recorded as an expense in the statement of operations.

Income Taxes:

The Company follows the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recorded for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the tax rate in effect for the year in which those temporary differences are expected to turn around. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the year of the enacted rate change. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that the related tax benefits will not be realized. As of December 31, 2017, and 2016, we had no valuation allowance.

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

The financial instruments are accounted for in accordance with applicable accounting standards for derivative instruments and hedging activities. Such standards require that applicable derivative instruments be measured at fair market value and recognized as assets or liabilities in the balance sheet. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation is generally established at the inception of a derivative. For derivatives designated as cash flow hedges and meeting applicable effectiveness guidelines, changes in fair value, to the extent effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. At December 31, 2016, the entire other comprehensive income amount is comprised of the impact of cash flow hedges. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value of a derivative resulting from ineffectiveness or an excluded component of the gain/loss is recognized immediately in the statement of operations.

Recently Issued Accounting Standards:

The FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU supersedes the Revenue recognition requirements in Topic 605, Revenue Recognition and industry-specific guidance in Subtopic 932-605. Extractivies – Oil and Gas Revenue Recognition. The new standard removes inconsistencies in existing standards, changes the way companies recognize revenue from contracts with customers, and increases disclosure requirements. The codification was amended through additional ASUs and, as amended, requires companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The guidance is effective for annual and interim periods beginning after December 15, 2017. The Company adopted the new standard on January 1, 2018, utilizing the modified retrospective approach. Adoption of this ASU did not have a material impact on net earnings. Certain items netted in revenue prior to adoption are recorded to expense based on the requirements of the new ASU. The Company developed an accounting policy, implemented changes to the relevant business processes and the control activities within them, and continues to evaluate the disclosure requirements as a result of the provisions of this ASU.

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

2. Acquisitions and Dispositions

Historically, the Company has repurchased the non-controlling interests of the partners and trust unit holders in certain of the Partnerships, which consist primarily of oil and gas interests. The Company purchased such non-controlling interests in an amount totaling $308,000 in 2017 and $224,000 in 2016.

In May of 2017, we acquired 118 net mineral acres in one and a half sections in Upton County, Texas for $596,600 directly offsetting Company acreage. This purchase increased Prime’s leasehold in a core area of expected future development. During the first quarter of 2018, the Company acquired 1,640 gross (464 net) mineral acres, along with 16.6% to 33.4% working interest ownership in 53 oil and gas wells and one commercial salt water disposal well operated by the Company, all located in Reagan County, Texas, for $6,080,000.

During 2017 the Company also sold or farmed-out leasehold rights through six separate transactions, receiving gross proceeds of approximately $46 million. In West Texas we sold approximately 2,096 net mineral acres for $37.4 million, primarily located in Martin County, and in Oklahoma we farmed-out approximately 1,554 net mineral acres primarily in Canadian County for $8.6 million and will retain an over-riding royalty interest and potential reversionary interests. These sales were of non-cash flowing mineral interests.

The Company has entered into agreements and closed on the sale of additional non-core acreage and properties for proceeds of approximately $1.8 million during the first quarter of 2018.

During 2016, the Company sold or farmed out interests in certain non-core undeveloped oil and natural gas properties through a number of separate, individually negotiated transactions in exchange for cash and a royalty or working interest in both West Texas and Oklahoma. Proceeds under these agreements were $34.4 million.

3. Additional Balance Sheet Information

Accounts receivable at December 31, 2017 and 2016 consisted of the following:

	December 31,
(Thousands of dollars)	2017	2016
Joint interest billings	$3,173	$2,345
Trade receivables	941	1,070
Oil and gas sales	12,941	4,078
Other	4	204

	17,059	7,697
Less: Allowance for doubtful accounts	(98)	(297)

Total	$16,961	$7,400

Accounts payable at December 31, 2017 and 2016 consisted of the following:

	December 31,
(Thousands of dollars)	2017	2016
Trade	$14,317	$3,967
Royalty and other owners	7,073	5,909
Partner advances	1,268	592
Prepaid drilling deposits	67	83
Other	1,890	1,414

Total	$24,615	$11,965

Accrued liabilities at December 31, 2017 and 2016 consisted of the following:

	December 31,
(Thousands of dollars)	2017	2016
Compensation and related expenses	$2,449	$2,295
Property costs	9,141	3,317
Income tax	4,180	1,988
Other	524	584

Total	$16,294	$8,184

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

On February 15, 2017, the Company and its lenders entered into a Third Amended and Restated Credit Agreement (the “2017 Credit Agreement”) with a maturity date of February 15, 2021. The Second Amended and Restated Credit Agreement and subsequent amendments were amended and restated by the 2017 Credit Agreement. Pursuant to the terms and conditions of the 2017 Credit Agreement, the Company has a revolving line of credit and letter of credit facility of up to $300 million subject to a borrowing base that is determined semi-annually by the lenders based upon the Company’s financial statements and the estimated value of the Company’s oil and gas properties, in accordance with the Lenders’ customary practices for oil and gas loans. The credit facility is secured by substantially all of the Company’s oil and gas properties. The 2017 Credit Agreement includes terms and covenants that require the Company to maintain a minimum current ratio, total indebtedness to EBITDAX (earnings before depreciation, depletion, amortization, taxes, interest expense and exploration costs) ratio and interest coverage ratio, as defined, and restrictions are placed on the payment of dividends, the amount of treasury stock the Company may purchase, commodity hedge agreements, and loans and investments in its consolidated subsidiaries and limited partnerships.

On December 22, 2017, the Company and its lenders entered into a First Amendment to the Third Amended and Restated Credit Agreement. The credit agreement includes the addition of a new lender and retains all other aspects of the original credit agreement. As of the effective date of this amendment the Company’s borrowing base was increased to $85 million.

At December 31, 2017, the Company had a total of $47.7 million of borrowings outstanding under its revolving credit facility at a weighted-average interest rate of 5.21% and $37.3 million available for future borrowings. The combined weighted average interest rate paid on outstanding bank borrowings subject to base rate and LIBO interest was 4.97% for the year ended December 31, 2017 as compared to 3.93% for year ended December 31, 2016. The Company’s borrowings under this credit facility approximates fair value because the interest rates are variable and reflective of market rates.

The Company entered into interest rate hedge agreements to help manage interest rate exposure. These contracts include interest rate swaps. Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. In July 2012, the Company entered into interest swap agreements for a period of two years, which commenced in January 2014, related to $75 million of the Company’s bank debt resulting in a LIBO fixed rate of 0.563% and terminated in January 2016. The Company recorded interest expense and paid $7,000 related to the settlement of interest rate swaps for the twelve months ended December 31, 2016.

Equipment Loans:

On July 31, 2013, the Company entered into a $10.0 million Loan and Security Agreement with JP Morgan Chase Bank (“Equipment Loan”). The Equipment Loan is secured by a portion of the Company’s field service equipment, carries an interest rate of 3.95% per annum, requires monthly payments (principal and interest) of $184,000, and has a final maturity date of July 31, 2018. As of December 31, 2017, the Company had a total of $1.267 million outstanding on this Equipment Loan.

On July 29, 2014, the Company entered into additional equipment financing facilities (“Additional Equipment Loans”) totaling $6.0 million with JP Morgan Chase Bank. In August 2014, the Company drew down $4.8 million of this facility that is secured by field service equipment, carries an interest rate of 3.40% per annum, requires monthly payments (principal and interest) of $87,800, and has a final maturity date of July 31, 2019. The remaining $1.2 million under the Additional Equipment Loans was available for interim draws to finance the acquisition of any future field service equipment. In December 2014, the Company made an interim draw of an additional $0.5 million on this facility that is secured by recently purchased field service equipment. Interim draws on this facility carried a floating interest rate, payable monthly at the LIBO published rate plus 2.50% and on June 26, 2015 converted into a fixed term loan, with a rate of 3.50% and requiring monthly payments (principal and interest) of $8,700 with a final maturity date of June 26, 2020. As of December 31, 2017, the Company had a total of $1.870 million outstanding on the Additional Equipment Loans.

On January 12, 2018, the Company made a principal payment towards the third interim loan in the amount of $20,858. Effective with the payment due of January 26, 2018 the required monthly payments (principal and interest) on this loan changed to $7,986 with a continuing effective rate of 3.50% and a final maturity of June 26, 2020.

The Company determined these loans are Level 3 liabilities in the fair-value hierarchy and estimated their fair value as $3,110 million and $6,147 million at December 31, 2017 and 2016, respectively, using a discounted cash flow model.

5. Commitments

Operating Leases:

The Company has several non-cancelable operating leases, primarily for rental of office space, that have a term of more than one year. The future minimum lease payments for the operating leases at December 31, 2017 are as follows.

(Thousands of dollars)	Operating Leases
2018	$486
2019	172

Total minimum payments	$658

Rent expense for office space for the years ended December 31, 2017 and 2016 was $659,000 and $892,000, respectively.

Asset Retirement Obligation:

A reconciliation of the liability for plugging and abandonment costs for the years ended December 31, 2017 and 2016 is as follows:

	Year Ended December 31,
(Thousands of dollars)	2017	2016
Asset retirement obligation at beginning of period	$17,505	$11,737
Liabilities incurred	45	68
Liabilities settled	(676)	(288)
Accretion expense	768	498
Revisions in estimated liabilities	5,936	5,490

Asset retirement obligation at end of period	$23,578	$17,505

The Company’s liability is determined using significant assumptions, including current estimates of plugging and abandonment costs, annual inflation of these costs, the productive life of wells and a risk-adjusted interest rate. Changes in any of these assumptions can result in significant revisions to the estimated asset retirement obligation. Revisions to the asset retirement obligation are recorded with an offsetting change to producing properties, resulting in prospective changes to depreciation, depletion and amortization expense and accretion of discount. Because of the subjectivity of assumptions and the relatively long life of most of the Company’s wells, the costs to ultimately retire the wells may vary significantly from previous estimates. During 2017 revisions in estimated liabilities for asset retirement obligations resulted from increased field costs resulting in shorter productive life of marginal wells and the Company’s acceleration of the schedule for plugging various marginal non-core properties.

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

7. Stock Options and Other Compensation

In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. At December 31, 2017and 2016, options on 767,500 shares were outstanding and exercisable at prices ranging from $1.00 to $1.25. According to their terms, the options have no expiration date.

8. Income Taxes

The components of the provision (benefit) for income taxes for the years ended December 31, 2017 and 2016 are as follows:

	Year Ended December 31,
(Thousands of dollars)	2017	2016
Current:
Federal	$4,522	$1,789
State	262	164

Total current	4,784	1,953
Deferred:
Federal	(13,226)	117
State	689	30

Total deferred	(12,537)	147

Total income tax provision (benefit)	$(7,753)	$2,100

	At December 31,
(Thousands of dollars)	2017	2016
Deferred Tax Assets:
Accrued liabilities	$349	$550
Allowance for doubtful accounts	22	152
Derivative Contracts	684	1,273
Alternative minimum tax credits	9,919	6,612
Net operating loss carry-forwards	528	586
Percentage depletion carry-forwards	727	3,025

Total deferred tax assets	12,229	12,198
Deferred Tax Liabilities:
Basis differences relating to managed partnerships	3,193	6,211
Depletion and depreciation	33,998	43,487

Total deferred tax liabilities	37,191	49,698

Net deferred tax liabilities	$24,962	$37,500

The total provision for income taxes for the years ended December 31, 2017 and 2016 varies from the federal statutory tax rate as a result of the following:

	Year Ended December 31,
(Thousands of dollars)	2017	2016
Expected tax expense	$11,643	$1,885
Revaluation of deferred tax attributes	(20,204)	—
State income tax, net of federal benefit	717	194
Percentage depletion	(89)	(84)
IRS settlement	—	75
Other, net	180	30

Total income tax provision (benefit)	$(7,753)	$2,100

Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes.

On December 22, 2017, the U.S. enacted into law the Tax Cuts and Jobs Act (“2017 Tax Act”). For the year ended December 31, 2017, the Company recorded a tax benefit of $20.204 million directly related to the effect of the 2017 Tax Act, based on the remeasurement of deferred tax assets and liabilities at the lower corporate tax rate.

The Company has $9.918 million in alternative minimum tax (“AMT”) credits at December 31, 2017. Under the 2017 Tax Act, the Company may fully offset any regular tax liability in future years. In addition, a portion of the minimum tax credit which exceeds the regular tax liability is refundable in future years. The refundable portion is 50% of any excess credit in the years 2018 through 2020 and 100% in 2021. The Company will therefore expect to receive credits against regular tax and refunds of previously paid taxes in the amount of $9.918 million over the next four years.

The Company is entitled to percentage depletion on certain of its wells, which is calculated without reference to the basis of the property. To the extent that such depletion exceeds a property’s basis, it creates a permanent difference, which lowers the Company’s effective rate.

The Company is allowed a credit against the Texas Franchise Tax based on net operating losses incurred in prior periods. The credits allowed are $89 thousand in the years 2018 through 2026. Any credits not utilized in a given year due to the allowable credit exceeding the tax liability may be carried forward. No credit may be carried forward past 2026. The value of the credit is calculated net of the federal income tax effect.

In 2016, the Company paid $75 thousand in settlement of an audit of its 2014 federal income tax return.

The Company has not recorded any provision for uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The 2004, 2005, 2006, 2009 and 2014 federal income tax returns have been audited by the Internal Revenue Service. The 2015 through 2017 returns are currently open for examination by the IRS. Returns for unexamined earlier years may be examined and adjustments made to the amount of percentage depletion and AMT credit carryforwards flowing from those years into an open tax year, although in general no assessment of income tax may be made for those years on which the statute has closed. State returns for the years 2014 through 2017 remain open for examination by the relevant taxing authorities.

9. Segment Information and Major Customers

The Company operates in one industry – oil and gas exploration, development, operation and servicing. The Company’s oil and gas activities are entirely in the United States.

The Company sells its oil and gas production to a number of direct purchasers under direct contracts or through other operators under joint operating agreements. Listed below are the percent of the Company’s total oil and gas sales made which represented more than 10% of the Company’s oil and gas sales in the year 2017.

Oil Purchasers:
Apache Corporation	28%
Plains All American Inc.	23%
Sunoco, Inc.	16%
Shell Trading Company	10%
Gas Purchasers:
Targa Pipeline Mid-Continent	25%
Apache Corporation	12%

Although there are no long-term oil and gas purchasing agreements with these purchasers, the Company believes that they will continue to purchase its oil and gas products and, if not, could be replaced by other purchasers.

(10). Financial Instruments

Fair Value Measurements:

Authoritative guidance on fair value measurements defines fair value, establishes a framework for measuring fair value and stipulates the related disclosure requirements. The Company follows a three-level hierarchy, prioritizing and defining the types of inputs used to measure fair value. The fair values of the Company’s interest rate swaps, natural gas and crude oil price collars and swaps are designated as Level 3. The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2017 and December 31, 2016:

December 31, 2017	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2017
(Thousands of dollars)
Assets
Commodity derivative contracts	$—	$—	$388	$388

Total assets	$—	$—	$388	$388

Liabilities
Commodity derivative contracts	$—	$—	$(3,422)	$(3,422)

Total liabilities	$—	$—	$(3,422)	$(3,422)

December 31, 2016	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2016
(Thousands of dollars)
Assets
Commodity derivative contracts	$—	$—	$57	$57

Total assets	$—	$—	$57	$57

Liabilities
Commodity derivative contract	$—	$—	$(3,639)	$(3,639)

Total liabilities	$—	$—	$(3,639)	$(3,639)

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

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the year ended December 2017.

(Thousands of dollars)
Net Liabilities — December 31, 2016	$(3,582)
Total realized and unrealized (gains) losses:
Included in earnings (a)	392
Purchases, sales, issuances and settlements	156

Net Liabilities — December 31, 2017	$(3,034)

(a)	Derivative instruments are reported in revenues as realized gain/loss and on a separately reported line item captioned unrealized gain/loss on derivative instruments.

Derivative Instruments:

The Company is exposed to commodity price and interest rate risk, and management considers periodically the Company’s exposure to cash flow variability resulting from the commodity price changes and interest rate fluctuations. Futures, swaps and options are used to manage the Company’s exposure to commodity price risk inherent in the Company’s oil and gas production operations. The Company does not apply hedge accounting to any of its commodity-based derivatives. Both realized and unrealized gains and losses associated with commodity derivative instruments are recognized in earnings.

Interest rate swap derivatives are treated as cash-flow hedges and are used to fix our floating interest rates on existing debt. Settlements of the swaps, which began in January 2014 and concluded in January 2016, was recognized within interest expense. There were no remaining interest rate swaps as of December 31, 2017 and December 31, 2016. The value of interest rate swaps if applicable, would be recorded in accumulated other comprehensive loss, net of tax.

The following table sets forth the effect of derivative instruments on the consolidated balance sheets at December 31, 2017 and 2016:

		Fair Value
(Thousands of dollars)	Balance Sheet Location	December 31, 2017	December 31, 2016
Asset Derivatives:
Derivatives not designated as cash-flow hedging instruments:
Natural gas commodity contracts	Other Current Assets	$344	$—
Natural gas commodity contracts	Other Assets	44	57

Total		$388	$57

Liability Derivatives:
Derivatives not designated as cash-flow hedging instruments:
Crude oil commodity contracts	Derivative liability short-term	(1,504)	(1,065)
Natural gas commodity contracts	Derivative liability short-term	(4)	(1,482)
Natural gas commodity contracts	Derivative liability long-term	(4)	(463)
Crude oil commodity contracts	Derivative liability long-term	(1,910)	(629)

Total		$(3,422)	$(3,639)

Total derivative instruments		$(3,034)	$(3,582)

The following table sets forth the effect of derivative instruments on the consolidated statements of operations for the years ended December 31, 2017 and 2016:

	Location of gain/loss recognized in income	Amount of gain/loss recognized in income
(Thousands of dollars)		2017	2016
Derivative designated as cash-flow hedge instruments:
Interest rate swap contracts	Interest expense	$—	$(7)

Derivatives not designated as cash-flow hedge instruments:
Natural gas commodity contracts	Unrealized gain (loss) on derivative instruments, net	2,267	(1,888)
Crude oil commodity contracts	Unrealized (loss) gain on derivative instruments, net	(1,720)	(1,694)
Natural gas commodity contracts	Realized (loss) gain on derivative instruments, net	(9)	20
Crude oil commodity contracts	Realized loss on derivative instruments, net	(146)	(36)

		$392	$(3,605)

11. Related Party Transactions

The Company, as managing general partner or managing trustee, makes an annual offer to repurchase the interests of the partners and trust unit holders in certain of the Partnerships or Trusts. The Company purchased such interests in an amount totaling $308,000 during 2017 and $224,000 during 2016.

Treasury stock purchases in any reported period may include shares from a related party, which may include members of the Company’s Board of Directors. In 2017 and 2016, the Company purchased 10,000 shares from a related party.

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

12. Salary Deferral Plan

The Company maintains a salary deferral plan (the “Plan”) in accordance with Internal Revenue Code Section 401(k), as amended. The Plan provides for matching contributions, of which $374,000 and $465,000 were made in 2017 and 2016, respectively.

13. Earnings per Share

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

	Year Ended December 31,
	2017			2016
	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount
Basic	$41,998	2,211,985	$18.99	$3,444	2,293,688	$1.50

Effect of dilutive securities:
Options		750,803			751,563

Diluted (a)	$41,998	2,962,788	$14.18	$3,444	3,045,251	$1.13

14. Shareholder’s Equity

The Company has in place a stock repurchase program whereby it may purchase outstanding shares of its common stock from time-to-time, in open market transactions or negotiated sales. The Company uses the cost method to account for its treasury share purchases.

PRIMEENERGY CORPORATION AND SUBSIDIARIES

SUPPLEMENTARY INFORMATION

CAPITALIZED COSTS RELATING TO

OIL AND GAS PRODUCING ACTIVITIES

Years Ended December 31, 2017 and 2016

(Unaudited)

	As of December 31,
(Thousands of dollars)	2017	2016
Proved Developed oil and gas properties	$476,570	$417,824
Proved Undeveloped oil and gas properties	—	—

Total Capitalized Costs	476,570	417,824
Accumulated depreciation, depletion and valuation allowance	263,569	230,333

Net Capitalized Costs	$213,001	$187,491

COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION,

EXPLORATION AND DEVELOPMENT ACTIVITIES

Years Ended December 31, 2017 and 2016

(Unaudited)

	Year Ended December 31,
(Thousands of dollars)	2017	2016
Development Costs	$59,361	$20,843

STANDARDIZED MEASURE OF DISCOUNTED FUTURE

NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

Years Ended December 31, 2017 and 2016

(Unaudited)

	As of December 31,
(Thousands of dollars)	2017	2016
Future cash inflows	$384,198	$221,542
Future production costs	(175,099)	(115,091)
Future development costs	(34,798)	(31,870)
Future income tax expenses	(20,884)	(7,883)

Future Net Cash Flows	153,417	66,698
10% annual discount for estimated timing of cash flows	(46,503)	(14,461)

Standardized Measure of Discounted Future Net Cash Flows	$106,914	$52,237

See accompanying Notes to Supplementary Information

STANDARDIZED MEASURE OF DISCOUNTED FUTURE

NET CASH FLOWS AND CHANGES THEREIN

RELATING TO PROVED OIL AND GAS RESERVES

Years Ended December 31, 2017 and 2016

(Unaudited)

The following are the principal sources of change in the standardized measure of discounted future net cash flows during 2017 and 2016:

	Year Ended December 31,
(Thousands of dollars)	2017	2016
Sales of oil and gas produced, net of production costs	$(36,003)	$(10,762)
Net changes in prices and production costs	12,432	(6,895)
Extensions, discoveries and improved recovery	76,694	27,706
Revisions of previous quantity estimates	19,808	(5,214)
Net change in development costs	(5,199)	(26,953)
Reserves sold	(21)	—
Reserves purchased	1,372	—
Accretion of discount	5,224	5,880
Net change in income taxes	(13,001)	(2,600)
Changes in production rates (timing) and other	(6,628)	12,273

Net change	54,677	(6,565)
Standardized measure of discounted future net cash flow:
Beginning of year	52,237	58,802

End of year	$106,914	$52,237

See accompanying Notes to Supplementary Information

PRIMEENERGY CORPORATION AND SUBSIDIARIES

SUPPLEMENTARY INFORMATION

RESERVE QUANTITY INFORMATION

Years Ended December 31, 2017 and 2016

(Unaudited)

	As of December 31,
	2017			2016
	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf)	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf)
Proved Developed Reserves:
Beginning of year	3,107	1,265	13,001	4,579	1,673	23,275
Extensions, discoveries and improved recovery	2,263	488	3,253	577	176	1,136
Revisions of previous estimates	496	89	3,846	(1,425)	(527)	(7,342)
Converted from undeveloped reserves	383	103	476	46	14	65
Reserves sold	(2)	—	(13)	—	(1)	(7)
Reserve purchased	90	41	220	—	—	—
Production	(1,004)	(282)	(3,640)	(670)	(70)	(4,126)

End of year	5,333	1,704	17,143	3,107	1,265	13,001

Proved Undeveloped Reserves:
Beginning of year	643	159	2,003	52	12	55
Extensions, discoveries and improved recovery	298	118	335	635	157	1,994
Revisions of previous estimates	(53)	(18)	(1,153)	2	4	19
Converted to developed reserves	(383)	(103)	(476)	(46)	(14)	(65)

End of year	505	156	709	643	159	2,003

Total Proved Reserves at the End of the Year	5,838	1,860	17,852	3,750	1,424	15,004

RESULTS OF OPERATIONS FROM OIL AND GAS PRODUCING ACTIVITIES

Years Ended December 31, 2017 and 2016

(Unaudited)

	Year Ended December 31,
(Thousands of dollars)	2017	2016
Revenue:
Oil and gas sales	$66,883	$38,306
Costs and Expenses:
Lease operating expenses	30,880	27,544
Depreciation, depletion and accretion	34,006	27,534
Income tax (benefit) expense	(7,753)	(5,870)

Total Costs and Expenses	57,133	49,208

Results of Operations from Producing Activities (excluding corporate overhead and interest costs)	$9,750	$(10,902)

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

Future income tax expenses are calculated by applying the 2018 U.S. tax rate to future pre-tax cash inflows relating to proved oil and gas reserves, less the tax basis of properties involved. Future income tax expenses give effect to permanent differences and tax credits and allowances relating to the proved oil and gas reserves.

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

5. Changes in Reserves

The 2017 and 2016 extensions and discoveries reflect the successful drilling activity in the Company’s West Texas and Mid-Continent areas. The Company is employing technologies to establish proved reserves that have been demonstrated to provide consistent results capable of repetition. The technologies and economic data being used in the estimation of its proved reserves include, but are not limited to, electrical logs, radioactivity logs, geologic maps, production data and well test data. The estimated reserves of wells with sufficient production history are estimated using appropriate decline curves. Estimated reserves of producing wells with limited production history and for undeveloped locations are estimated using performance data from analogous wells in the area. These wells are considered analogous based on production performance from the same formation and with similar completion techniques. Future development plans are reflective of the current commodity prices and have been established based on an expectation of available cash flows from operations and availability under our revolving credit facility.