Form 10-Q
period 2018-03-31
PRIMEENERGY CORP
filed 2018-05-18
CIK 56868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

The number of shares outstanding of each class of the Registrant’s Common Stock as of May 11, 2018 was: Common Stock, $0.10 par value 2,097,054 shares.

PrimeEnergy Corporation

Index to Form 10-Q

March 31, 2018

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

PRIMEENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS – Unaudited

(Thousands of dollars)

	March 31, 2018	December 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$8,417	$8,438
Accounts receivable, net	12,618	16,961
Other current assets	1,023	1,232

Total Current Assets	22,058	26,631
Property and Equipment, at cost
Oil and gas properties (successful efforts method), net	216,111	213,001
Field and office equipment, net	6,771	6,974

Total Property and Equipment, Net	222,882	219,975

Other Assets	208	159

Total Assets	$245,148	$246,765

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$11,078	$24,615
Accrued liabilities	12,030	16,294
Current portion of long-term debt	1,826	2,378
Current portion of asset retirement	2,665	2,309
Derivative liability short-term	2,803	1,509
Due to Related Parties	231	65

Total Current Liabilities	30,633	47,170
Long-Term Bank Debt	62,977	48,459
Asset Retirement Obligations	20,246	21,269
Derivative Liability Long-Term	2,509	1,913
Deferred Income Taxes	25,867	24,962
Other Long-Term Obligations	555	553

Total Liabilities	142,787	144,326
Commitments and Contingencies
Equity
Common stock, $.10 par value; 2018 and 2017: Authorized: 4,000,000 shares, issued: 3,836,397 shares; outstanding 2018: 2,102,176 shares; 2017: 2,169,370 shares	383	383
Paid-in capital	8,729	8,729
Retained earnings	141,606	138,320
Accumulated other comprehensive loss, net	—	—
Treasury stock, at cost; 2018: 1,734,221 shares; 2017: 1,667,027 shares	(55,502)	(52,123)

Total Stockholders’ Equity – PrimeEnergy	95,216	95,309
Non-controlling interest	7,145	7,130

Total Equity	102,361	102,439

Total Liabilities and Equity	$245,148	$246,765

PRIMEENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – Unaudited

Three Months Ended March 31, 2018 and 2017

(Thousands of dollars, except per share amounts)

	2018	2017
Revenues
Oil sales	$20,101	$8,674
Natural gas sales	2,363	2,658
Natural liquids sales	2,600	1,106
Realized (loss) on derivative instruments, net	(495)	(227)
Field service income	4,215	3,761
Administrative overhead fees	1,504	1,581
Unrealized (loss) gain on derivative instruments, net	(1,821)	2,804
Other income	0	118

Total Revenues	28,467	20,475
Costs and Expenses
Lease operating expense	8,579	7,140
Field service expense	3,210	2,982
Depreciation, depletion, amortization and accretion on discounted liabilities	7,923	7,938
General and administrative expense	5,976	1,736

Total Costs and Expenses	25,688	19,796
Gain on Sale and Exchange of Assets	2,472	41,602

Income from Operations	5,251	42,281
Other Income (Expense)
Interest income	11	—
Interest expense	(862)	605

Income Before Provision for Income Taxes	4,400	41,676
Provision for Income Taxes	1,099	13,667

Net Income	3,301	28,009
Less: Net Income Attributable to Non-Controlling Interests	15	5,712

Net Income Attributable to PrimeEnergy	$3,286	$22,297

Basic Income Per Common Share	$1.53	$9.77

Diluted Income Per Common Share	$1.14	$7.35

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY – Unaudited

Three Months Ended March 31, 2018

(Thousands of dollars)

	Common Stock		Additional Paid in	Retained	Treasury	Total Stockholders’ Equity –	Non-Controlling	Total
	Shares	Amount	Capital	Earnings	Stock	PrimeEnergy	Interest	Equity
Balance at December 31, 2017	3,836,397	$383	$8,729	$138,320	$(52,123)	$95,309	$7,130	$102,439
Repurchase 67,218 shares of common stock	0	0	0	0	(3,379)	(3,379)	0	(3,379)
Net income	0	0	0	3,286	0	3,286	15	3,301

Balance at March 31, 2018	3,836,397	$383	$8,729	$141,606	$(55,502)	$95,216	$7,145	$102,361

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

Three Months Ended March 31, 2018 and 2017

(Thousands of dollars)

	2018	2017
Cash Flows from Operating Activities:
Net Income	$3,301	$28,009
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion on discounted liabilities	7,923	7,938
Gain on sale of properties	(2,472)	(41,602)
Unrealized loss (gain) on derivative instruments, net	1,821	(2,804)
Provision for deferred income taxes	905	4,492
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	4,343	(1,160)
Increase in due from related parties	(14)	—
Increase in due to related parties	166	386
Decrease (increase) in other assets	243	(152)
Decrease in accounts payable	(13,537)	(871)
(Decrease) increase in accrued liabilities	(4,264)	22,391

Net Cash (Used in) Provided by Operating Activities	(1,585)	16,627

Cash Flows from Investing Activities:
Capital expenditures, including exploration expense	(10,734)	(18,866)
Proceeds from sale of properties and equipment	1,816	46,438

Net Cash (Used in) Provided by Investing Activities	(8,918)	27,572

Cash Flows from Financing Activities:
Purchase of stock for treasury	(3,379)	(25)
Purchase of non-controlling interests	—	(60)
Proceeds from long-term bank debt and other long-term obligations	27,300	—
Repayment of long-term bank debt and other long-term obligations	(13,439)	(38,672)

Net Cash Provided by (Used in) Financing Activities	10,482	(38,757)

Net (Decrease) increase in Cash and Cash Equivalents	(21)	5,442
Cash and Cash Equivalents at the Beginning of the Period	8,438	6,568

Cash and Cash Equivalents at the End of the Period	$8,417	$12,010

Supplemental Disclosures:
Income taxes paid	$5	$200
Interest paid	$772	$451

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

(1) Basis of Presentation:

The accompanying condensed consolidated financial statements of PrimeEnergy Corporation (“PrimeEnergy” or the “Company”) have not been audited by independent public accountants. Pursuant to applicable Securities and Exchange Commission (“SEC”) rules and regulations, the accompanying interim financial statements do not include all disclosures presented in annual financial statements and the reader should refer to the Company’s Form 10-K for the year ended December 31, 2017. In the opinion of management, the accompanying interim condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017, the condensed consolidated results of operations, cash flows and equity for the three months ended March 31, 2018 and 2017.

As of March 31, 2018, PrimeEnergy’s significant accounting policies are consistent with those discussed in Note 1—Description of Operations and Significant Accounting Policies of its consolidated financial statements contained in PrimeEnergy’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, with the exception of Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606)” discussed below. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation. The results for interim periods are not necessarily indicative of annual results. For purposes of disclosure in the condensed consolidated financial statements, subsequent events have been evaluated through the date the statements were issued.

Recently Adopted Accounting Pronouncements

On January 1, 2018, PrimeEnergy adopted ASU 2014-09, “Revenue from Contracts with Customers (ASC 606),” using the modified retrospective method. The Company elected to evaluate all contracts at the date of initial application. While there was no impact to the opening balance of retained earnings as a result of the adoption, certain items previously netted in revenue are now recognized as lease operating expense in the Company’s statement of consolidated operations. The amounts are immaterial to the financial statements, and prior comparative periods have not been restated and continue to be reported under the accounting standards in effect for those periods. Adoption of the new standard is not anticipated to have a material impact on the Company’s net earnings on an ongoing basis.

The Company applies the provisions of ASC 606 for revenue recognition to contracts with customers. Sales of crude oil, natural gas, and natural gas liquids (NGLs) are included in revenue when production is sold to a customer in fulfillment of performance obligations under the terms of agreed contracts. Performance obligations primarily comprise delivery of oil, gas, or NGLs at a delivery point, as negotiated within each contract. Each barrel of oil, million Btu (MMBtu) of natural gas, or other unit of measure is separately identifiable and represents a distinct performance obligation to which the transaction price is allocated. Performance obligations are satisfied at a point in time once control of the product has been transferred to the customer. The Company considers a variety of facts and circumstances in assessing the point of control transfer, including but not limited to: whether the purchaser can direct the use of the hydrocarbons, the transfer of significant risks and rewards, the Company’s right to payment, and transfer of legal title. In each case, the term between delivery and when payments are due is not significant.

PrimeEnergy records trade accounts receivable for its unconditional rights to consideration arising under sales contracts with customers. The carrying value of such receivables, net of the allowance for doubtful accounts, represents estimated net realizable value. The Company routinely assesses the collectability of all material trade and other receivables. The Company accrues a reserve on a receivable when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated. PrimeEnergy has concluded that the disaggregation of revenue by product appropriately depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

Practical Expedients and Exemptions

PrimeEnergy does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less or contracts for which variable consideration is allocated entirely to a wholly unsatisfied performance obligation.

PrimeEnergy will utilize the practical expedient to expense incremental costs of obtaining a contract if the expected amortization period is one year or less. Costs to obtain a contract with expected amortization periods of greater than one year will be recorded as an asset and will be recognized in accordance with ASC 340, “Other Assets and Deferred Costs.” Currently, the Company does not have contract assets related to incremental costs to obtain a contract.

In November 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” ASU 2016-18 requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. The guidance is effective for annual and interim periods beginning after December 15, 2017, and is required to be adopted using a retrospective approach, with early adoption permitted. The Company adopted ASU 2016-18 in the first quarter of 2018, and it did not have an impact on the Company’s consolidated financial statements. As of March 31, 2018 and December 31, 2017, the Company had no restricted cash.

New Pronouncements Issued But Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02, “Leases (Topic 842),” requiring lessees to recognize lease assets and lease liabilities for most leases classified as operating leases under previous GAAP. The guidance is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted; however, the Company does not intend to early adopt. In January 2018, the FASB issued a proposed ASU update that would add a transition option permitting entities to apply the provisions of the new standard at its adoption date instead of the earliest comparative period presented in the consolidated financial statements. If finalized, comparative reporting would not be required and the provisions of the standard would be applied prospectively to leases in effect at the date of adoption. In the normal course of business, the Company enters into various lease agreements for office space and equipment related to its exploration and development activities that are currently accounted for as operating leases. At this time, the Company cannot reasonably estimate the financial impact this will have on its consolidated financial statements; however, the Company believes adoption and implementation of this ASU will not significantly impact its balance sheet.

(2) Acquisitions and Dispositions:

Historically the Company has repurchased the interests of the partners and trust unit holders in the oil and gas limited partnerships (the “Partnerships”) and the asset and business income trusts (the “Trusts”) managed by the Company as general partner and as managing trustee, respectively. The Company purchased interests in totaling $60,000 for the three months ended March 31, 2017. No such repurchases took place during the three months ended March 31, 2018.

During the first quarter of 2018 and 2017, the Company sold or farmed out interests in certain non-core oil and natural gas properties and undeveloped acreage through a number of separate, individually negotiated transactions in exchange for cash or cash and a royalty or working interest in Texas, Oklahoma, Kansas and Colorado. Proceeds under these agreements were $2.8 million and $46.4 million, respectively.

During the first quarter of 2018, the Company completed two transactions acquiring 464 net mineral acres, 53 oil and gas wells with working interests ranging from 16.6% to 33.4% and one commercial salt water disposal well operated by the Company, all located in Reagan County, Texas, for $6,080,000

(3) Additional Balance Sheet Information:

Certain balance sheet amounts are comprised of the following:

(Thousands of dollars)	March 31, 2018	December 31, 2017
Accounts Receivable:
Joint interest billing	$2,305	$3,173
Trade receivables	1,310	941
Oil and gas sales	9,098	12,941
Other	3	4

	12,716	17,059
Less: Allowance for doubtful accounts	(98)	(98)

Total	$12,618	$16,961

(Thousands of dollars)	March 31, 2018	December 31, 2017
Accounts Payable:
Trade	$2,815	$14,317
Royalty and other owners	5,062	7,073
Partner advances	1,180	1,268
Prepaid drilling deposits	59	67
Other	1,962	1,890

Total	$11,078	$24,615

Accrued Liabilities:
Compensation and related expenses	$2,370	$2,449
Property costs	4,790	9,141
Income Tax	4,378	4,180
Other	492	524

Total	$12,030	$16,294

(4) Property and Equipment:

Property and equipment at March 31, 2018 and December 31, 2017 consisted of the following:

(Thousands of dollars)	March 31, 2018	December 31, 2017
Proved oil and gas properties, at cost	$483,488	$476,570
Less: Accumulated depletion and depreciation	(267,377)	(263,569)

Oil and Gas Properties, Net	$216,111	$213,001

Field and office equipment	$26,188	$26,241
Less: Accumulated depreciation	(19,417)	(19,267)

Field and Office Equipment, Net	$6,771	$6,974

Total Property and Equipment, Net	$222,882	$219,975

(5) Long-Term Debt:

Bank Debt:

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

At March 31, 2018, the Company had a total of $62.5 million of borrowings outstanding under its revolving credit facility at a weighted-average interest rate of 5.25% and $22.5 million available for future borrowings. The combined weighted average interest rate paid on outstanding bank borrowings subject to base rate and LIBO interest was 5.25% for the quarter ended March 31, 2018 as compared to 5.32% for quarter ended March 31, 2017. The Company’s borrowings under this credit facility approximates fair value because the interest rates are variable and reflective of market rates.

Equipment Loans:

On July 31, 2013, the Company entered into a $10.0 million Loan and Security Agreement with JP Morgan Chase Bank (“Equipment Loan”). The Equipment Loan is secured by a portion of the Company’s field service equipment, carries an interest rate of 3.95% per annum, requires monthly payments (principal and interest) of $184,000, and has a final maturity date of July 31, 2018. As of March 31, 2018 the Company had a total of $726 thousand outstanding on this Equipment Loan.

On July 29, 2014, the Company entered into additional equipment financing facilities (“Additional Equipment Loans”) totaling $6.0 million with JP Morgan Chase Bank. In August 2014, the Company drew down $4.8 million of this facility that is secured by field service equipment, carries an interest rate of 3.40% per annum, requires monthly payments (principal and interest) of $87,800, and has a final maturity date of July 31, 2019. The remaining $1.2 million under the Additional Equipment Loans was available for interim draws to finance the acquisition of any future field service equipment. In December 2014, the Company made an interim draw of an additional $0.5 million on this facility that is secured by recently purchased field service equipment. Interim draws on this facility carried a floating interest rate; payable monthly at the LIBO published rate plus 2.50% and on June 26, 2015 converted into a fixed term loan, with a rate of 3.50% and requiring monthly payments (principal and interest) of $8,700 with a final maturity date of June 26, 2020. As of March 31, 2018, the Company had a total of $1.577 million outstanding on the Additional Equipment Loans.

On January 12, 2018, the Company made a principal payment towards the third interim loan in the amount of $20,858. Effective with the payment due of January 26, 2018 the required monthly payments (principal and interest) on this loan changed to $7,986 with a continuing effective rate of 3.50% and a final maturity of June 26, 2020.

The Company determined these loans are Level 3 liabilities in the fair-value hierarchy and estimated their fair value as $2.097 million and $5.5 million at March 31, 2018 and 2017, respectively, using a discounted cash flow model.

(6) Other Long-Term Obligations and Commitments:

Operating Leases:

The Company has several non-cancelable operating leases, primarily for rental of office space, that have a term of more than one year. The future minimum lease payments for the rest of fiscal 2018 and thereafter for the operating leases are as follows:

(Thousands of dollars)	Operating Leases
2018	$354
2019	172

Total minimum payments	$526

Rent expense for office space for the three months ended March 31, 2018 and 2017 was $147,000 and $181,000, respectively.

Asset Retirement Obligation:

A reconciliation of the liability for plugging and abandonment costs for the three months ended March 31, 2018 is as follows:

(Thousands of dollars)
Asset retirement obligation – December 31, 2017	$23,578
Liabilities incurred	—
Liabilities settled	(947)
Accretion expense	280

Asset retirement obligation – March 31, 2018	$22,911

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

(7) Contingent Liabilities:

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

(8) Stock Options and Other Compensation:

In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. At March 31, 2018 and 2017, remaining options held by two key executive officers on 767,500 shares were outstanding and exercisable at prices ranging from $1.00 to $1.25. According to their terms, the options have no expiration date.

(9) Related Party Transactions:

The Company, as managing general partner or managing trustee, makes an annual offer to repurchase the interests of the partners and trust unit holders in certain of the Partnerships or Trusts. The Company purchased interests totaling $60,000 for the three months ended March 31, 2017. No such repurchases took place during the three months ended March 31, 2018.

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

(10) Financial Instruments

Fair Value Measurements:

Authoritative guidance on fair value measurements defines fair value, establishes a framework for measuring fair value and stipulates the related disclosure requirements. The Company follows a three-level hierarchy, prioritizing and defining the types of inputs used to measure fair value. The fair values of the natural gas, crude oil price swaps and natural gas liquid swaps are designated as Level 3. The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017:

March 31, 2018	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2018
(Thousands of dollars)
Assets
Commodity derivative contracts	$—	$—	$456	$456

Total assets	—	$—	$456	$456

Liabilities
Commodity derivative contracts	$—	$—	$(5,312)	$(5,312)

Total liabilities	$—	$—	$(5,312)	$(5,312)

December 31, 2017	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2017
(Thousands of dollars)
Assets
Commodity derivative contracts	$—	$—	$388	$388

Total assets	$—	$—	$388	$388

Liabilities
Commodity derivative contract	$—	$—	$(3,422)	$(3,422)

Total liabilities	$—	$—	$(3,422)	$(3,422)

The derivative contracts were measured based on quotes from the Company’s counterparties. Such quotes have been derived using valuation models that consider various inputs including current market and contractual prices for the underlying instruments, quoted forward prices for natural gas , crude oil, natural gas liquids, volatility factors and interest rates, such as a LIBOR curve for a similar length of time as the derivative contract term as applicable. These estimates are verified using comparable NYMEX futures contracts or are compared to multiple quotes obtained from counterparties for reasonableness.

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

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the three months ended March 31, 2018.

(Thousands of dollars)
Net Liabilities – December 31, 2017	$(3,034)
Total realized and unrealized (gains) losses:
Included in earnings (a)	(2,317)
Purchases, sales, issuances and settlements	495

Net Liabilities – March 31, 2018	$(4,856)

a)	Derivative instruments are reported in revenues as realized gain (loss) and on a separately reported line item captioned unrealized gain (loss) on derivative instruments.

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

Interest rate swap derivatives are treated as cash-flow hedges and are used to fix our floating interest rates on existing debt. The value of interest rate swaps if applicable, would be recorded in accumulated other comprehensive loss, net of tax. There are no current interest rate swaps for the periods ending March 31, 2018 and December 31, 2017.

The following table sets forth the effect of derivative instruments on the consolidated balance sheets at March 31, 2018 and December 31, 2017:

		Fair Value
(Thousands of dollars)	Balance Sheet Location	March 31, 2018	December 31, 2017
Asset Derivatives:
Derivatives not designated as cash-flow hedging instruments:
Natural gas commodity contracts	Other Current Assets	$295	$—
Natural gas liquid contracts	Other Current Assets	68	—
Crude oil commodity contracts	Other Current Assets	—	344
Natural gas commodity contracts	Other Assets	19	44
Natural gas liquid contracts	Other Assets	74	—

Total		$456	$388

Liability Derivatives:
Derivatives not designated as cash-flow hedging instruments:
Crude oil commodity contracts	Derivative liability short-term	(2,779)	(1,504)
Natural gas commodity contracts	Derivative liability short-term	(8)	(4)
Natural gas liquid contracts	Derivative liability short-term	(16)	—
Crude oil commodity contracts	Derivative liability long-term	(2,503)	(1,910)
Natural gas commodity contracts	Derivative liability long-term	(6)	(4)

Total		$(5,312)	$(3,422)

Total derivative instruments		$(4,856)	$(3,034)

The following table sets forth the effect of derivative instruments on the consolidated statements of operations for the three month period ended March 31, 2018 and 2017:

	Location of gain (loss) recognized in income	Amount of gain/loss recognized in income
(Thousands of dollars)		2018	2017
Derivatives not designated as cash-flow hedge instruments:
Natural gas commodity contracts	Unrealized (loss) gain on derivative instruments, net	$(79)	$1,313
Crude oil commodity contracts	Unrealized (loss) gain on derivative instruments, net	$(1,868)	1,491
Natural gas liquids contracts	Unrealized gain on derivative instruments, net	126	—
Natural gas commodity contracts	Realized (loss) on derivative instruments, net	(20)	(149)
Crude oil commodity contracts	Realized (loss) on derivative instruments, net	(478)	(78)
Natural gas liquids contracts	Realized gain on derivative instruments, net	2	—

		$(2,317)	$2,577

(11) Earnings Per Share:

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

	Three Months Ended March 31,
	2018			2017
	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount
Basic	$3,286	2,142,396	$1.53	$22,297	2,283,011	$9.77
Effect of dilutive securities:
Options	—	751,326		—	752,529

Diluted	$3,286	2,893,722	$1.14	$22,297	3,035,540	$7.35

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

We are the operator of the majority of our developed and undeveloped acreage which is nearly all held by production. In the Permian Basin of West Texas and eastern New Mexico the Company maintains an acreage position of over 20,440 gross (13,100 net) acres, approximately 98% of which is in Reagan, Upton, Martin and Midland counties of Texas where our current horizontal drilling activity is focused. We believe this acreage has significant resource potential in the Spraberry and Wolfcamp intervals for additional horizontal drilling that could support the drilling of as many as 250 additional horizontal wells. In Oklahoma we maintain an acreage position of approximately 82,012 gross (10,947 net) acres. Our Oklahoma horizontal development is focused primarily in Canadian, Kingfisher, Grady and Garvin counties. We believe approximately 2,215 net acres in these counties hold significant additional resource potential that could support the drilling of as many as 78 new horizontal wells based on an estimate of only two wells per section, with our share of such prospective future development being about $42 million based on an average 10.5% ownership level.

District Information

The following table represents certain reserve and well information as of December 31, 2017.

	Appalachian	Gulf Coast	Mid- Continent	West Texas	Other	Total
Proved Reserves as of December 31, 2017 (MBoe)
Developed	537	803	1,774	6,742	37	9,893
Undeveloped	—	—	132	647	—	779
Total	537	803	1,906	7,389	37	10,672
Gross Productive Wells (Working Interest and ORRI wells)	557	322	619	566	156	2,220
Gross Productive Wells (Working Interest Only)	489	281	471	523	94	1,858
Net Productive Wells	456	174	257	516	23	1,426
Gross Operated Productive Wells	467	244	348	370	57	1,486

Gross Operated Water Disposal, Injection and Supply wells	1	8	64	7	1	81

Reserve Information:

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

The estimated future net revenue (using current prices and costs as of those dates) and the present value of future net revenue (at a 10% discount for estimated timing of cash flow) for our proved developed and proved undeveloped oil and gas reserves at the end of each of the three years ended December 31, 2017, are summarized as follows (in thousands of dollars):

	Proved Developed		Proved Undeveloped		Total
As of December 31,	Future Net Revenue	Present Value 10 Of Future Net Revenue	Future Net Revenue	Present Value 10 Of Future Net Revenue	Future Net Revenue	Present Value 10 Of Future Net Revenue	Present Value 10 Of Future Income Taxes	Standardized Measure of Discounted Cash flow
2015	$70,834	$60,962	$1,098	$233	$71,932	$61,195	$2,393	$58,802
2016	$56,467	$46,827	$18,114	$10,403	$74,581	$57,230	$4,993	$52,237
2017	$160,737	$111,614	$13,564	$6,100	$174,301	$117,714	$10,800	$106,914

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

RECENT ACTIVITIES

Since the start of our West Texas horizontal drilling program in 2015 the Company has participated in 56 horizontal wells in West Texas. In 39 of these wells, the Company owns an average of 22% working interest. All 39 wells are on production. As to 14 wells of the 56 total, the Company participated with less than 1% working interest. Of these 14 wells, seven are on line, and seven are drilled, fracture stimulated, and are being prepared to be put on production. During 2017, the Company expended approximately $49.5 million in this program. Development of our West Texas resource has continued in the first quarter of 2018 with the drilling of three horizontal wells. As of May 14, 2018, these three wells have been drilled, completed and are awaiting hookup. We also anticipate the drilling of an additional 9 wells in 2018, although AFEs and specific plans for drilling have not been finalized. This additional activity brings the anticipated total to 12 horizontal wells drilled in 2018 in our West Texas horizontal drilling program. In addition, the Company is participating for less than 1% interest in seven other horizontal wells that are in the process of being put on production.

In Upton County, Texas, we are developing a contiguous 3,900 acre block with our joint venture partner, Apache Corporation, where the Company holds approximately 48% interest in 2,606 gross acres. Through year-end 2017, twenty-two wells have been drilled and completed in this joint venture. Sixteen of these were drilled and completed in 2017 at a gross cost of $106,267,000. The Company invested a net $43.3 million with an average 34.8% interest. In the first quarter of 2018, an additional three wells have been drilled and are in the process of being completed at an expected gross cost of $25,441,000. We have a 38.25% interest in these wells and our expected net cost will be approximate $9,371,000. Apache Corporation has indicated plans to continue to PAD drill the acreage and future phases of the development are expected to result in approximately 40 additional horizontal wells being drilled at a cost of about $312 million. The Company owns various interests ranging from 14% to 49% in the lands to be developed in this project and expect our share of these capital expenditures to be approximately $80 million. The actual number of wells drilled, the cost, and the timing of drilling may vary based upon commodity market conditions. Apache’s drilling plans indicate an additional nine wells will be drilled later this year at a cost of $60 million, of which our share is approximately $29 million. Six of the nine wells met the definition of proved undeveloped reserves, however, they were not included in our year-end reserve report because we had not yet received AFEs and formal drilling plans.

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

The Company maintains an acreage position of 20,440 gross (13,100 net) acres in the Permian Basin in West Texas, primarily in Reagan, Upton, Midland and Martin counties. We believe this acreage has significant resource potential in multiple Spraberry and Wolfcamp intervals that support the potential drilling of as many as 250 additional horizontal wells.

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

During March 2018 and effective January 1, 2018, PrimeEnergy sold its right, title and interest in 3,506 gross mineral acres, 1,500 net mineral acres, in Garfield County, Oklahoma, including 20 producing wells, for approximately $1,500,000. The Company will retain an overriding royalty interest in the oil and gas produced from the properties.

In a separate transaction, which closed March 2018, the Company sold 10,600 gross mineral acres, 3,884 net mineral acres in Yuma County, Colorado, and Cheyenne County, Kansas, for $175,000. This divestiture includes 54 producing wells.

In 2018, in the Gulf Coast region of Texas, Unit Petroleum drilled a successful well in which the Company has a 3.87% overriding royalty interest. Because of the results of this well, Unit is currently drilling an offset well in which the Company also has a 3.87% overriding royalty interest.

During the first quarter of 2018, the Company completed two transactions acquiring 464 net mineral acres, 53 oil and gas wells with working interests ranging from 16.6% to 33.4% and one commercial salt water disposal well operated by the Company, all located in Reagan County, Texas, for $6,080,000.

RESULTS OF OPERATIONS

2018 and 2017 Compared

We report net income of $3.29 million, $1.53 per share, for the three months ended March 2018 compared with net income of $22.3 million, $9.77 per share, for the same period of 2017. Current year net income reflects an increase in oil, gas and NGLs sales with increased commodity prices over the three months ended March 31, 2017 combined with a decrease in gains related to the sale of acreage during the three months ended March 2018 compared to the same period in 2017. The significant components of income and expense are discussed below.

Oil, gas and NGLs sales increased $12.6 million, or 102% from $12.4 million for the three months ended March 31, 2017 to $25.1 million for the three months ended March 31, 2018. Sales vary due to changes in volumes of production sold and realized commodity prices. Our realized prices increased an average of, $12.67 per barrel, or 26% on crude oil, decreased an average of $0.47 per mcf, or 15% on natural gas and increased an average of $6.25 per barrel, or 32% on NGLs, during the three months ended March 31, 2018 from the same period in 2017.

Our crude oil production increased by 148,000 barrels, or 85% from 175,000 barrels for the first quarter 2017 to 326,000 barrels for the first quarter 2018. Our natural gas production increased by 44,000 mcf, or 5% from 863,000 mcf for the first quarter 2017 to 907,000 mcf for the first quarter 2018. Our natural gas liquids production increased by 44,000 barrels, or 79% from 56,000 barrels for the first quarter 2017 to 100,000 barrels for the first quarter 2018. The net increase in production volumes reflect by production from new wells added in late 2017, offset with the natural decline of the previously existing properties.

The following table summarizes the primary components of production volumes and average sales prices realized for the three months ended March 31, 2018 and 2017 (excluding realized gains and losses from derivatives).

		Three Months Ended March 31,
	2018	2017	Increase / (Decrease)	Increase / (Decrease)
Barrels of Oil Produced	323,000	175,000	148,000	85%
Average Price Received	$62.23	$49.57	$12.67	26%

Oil Revenue (In 000’s)	$20,101	$8,674	$11,427	132%

Mcf of Gas Sold	907,000	863,000	44,000	5%
Average Price Received	$2.61	$3.08	$(0.47)	(15)%

Gas Revenue (In 000’s)	$2,363	$2,658	$(295)	11%

Barrels of Natural Gas Liquids Sold	100,000	56,000	44,000	79%
Average Price Received	$26.00	$19.75	$6.25	32%

Natural Gas Liquids Revenue (In 000’s)	$2,600	$1,106	$1,494	135%

Total Oil & Gas Revenue (In 000’s)	$25,064	$12,438	$12,626	102%

Realized net losses on derivative instruments include net losses of $0.02 million and $0.48 million on the settlements of natural gas and crude oil derivatives, and net gains on the settlements of natural gas liquids derivatives, respectively for the first quarter 2018, and net losses of $0.15 million and $0.077 million on the settlements of natural gas and crude oil derivatives, respectively for the first quarter 2017.

We do not apply hedge accounting to any of our commodity-based derivatives, thus changes in the fair market value of commodity contracts held at the end of a reported period, referred to as mark-to-market adjustments, are recognized as unrealized gains and losses in the accompanying condensed consolidated statements of operations. As oil and natural gas prices remain volatile, mark-to-market accounting treatment creates volatility in our revenues. During the three months ended March 31, 2017, we recognized net unrealized gains of $1.31 million associated with natural gas fixed swap contracts and $1.49 million in net unrealized gains associated with crude oil fixed swaps due to an increase in natural gas and crude oil futures market prices between December 31, 2016 and March 31, 2017. Changes in market values in the first quarter of 2018 resulted in net unrealized losses of $0.08 million associated with natural gas fixed swap contracts and $1.87 million associated with crude oil fixed swaps and $0.13 million in net unrealized gains associated with natural gas liquids fixed swaps

Prices received for the three months ended March 31, 2018 and 2017, respectively, including the impact of derivatives were:

	2018	2017
Oil Price	$60.75	$49.12
Gas Price	$2.58	$2.91
NGLS Price	$25.98	$19.75

Field service income increased $0.46 million or 12% from $3.76 million for the first quarter 2017 to $4.22 million for the first quarter 2018. This increase is a combined result of increased utilization and rates charged to customers during the 2018 period. Workover rig services, hot oil treatments, salt water hauling and disposal represent the bulk of our field service operations.

Lease operating expense increased $1.44 million or 20% from $7.14 million for the first quarter 2017 to $8.58 million for the first quarter 2018. This increase is primarily due to costs related to new wells brought on-line, general rate increases on vendor services and increased production taxes related to increased prices and production during the first three months of 2018 as compared to the same period of 2017.

Field service expense increased $0.23 million or 8% to $3.21 million for the first quarter 2018 to $2.98 million for the first quarter 2018. Field service expenses primarily consist of salaries and vehicle operating expenses which have increased during the three months ended March 31, 2018 over the same period of 2017 as a direct result of increased services and utilization of the equipment.

Depreciation, depletion, amortization and accretion on discounted liabilities decreased $0.15 million or 0.2% from $7.94 million for the first quarter 2017 to $7.92 million for the first quarter 2018 reflecting the increased reserve base and production related to new wells placed on production late in 2017.

General and administrative expense increased $4.24 million, or 244% from $1.74 million for the three months ended March 31, 2017 to $5.98 million for the three months ended March 31, 2018. This increase in 2018 reflects the combination of a reduction in reimbursements related to the decrease in gains on sales of properties from 2017 to 2018, and increases in personnel costs.

Gain on sale and exchange of assets decreased $39.13 from $41.60 million for the three months ended March 31, 2017 to $2.47 million for the three months ended March 31, 2018. These sales primarily consist of sales of non-essential oil and gas interests and field service equipment.

Interest expense increased $0.26 million or 42% from $0.61 million for the first quarter 2017 to $0.86 million for the first quarter 2018. This increase reflects the increase in current borrowings under our revolving credit agreement.

Income tax expense decreased $12.57 million due to a lower effective tax rate and lower pre tax income. The effective tax rates for the first three months of 2018 and 2017 were 24.98% and 32.79%, respectively. The decrease in the effective tax rate is primarily due to the impact of the Tax Cuts and Jobs Act changes that are effective January 1, 2018.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flows generated from operations, through our producing oil & gas properties and field services business, and from sales of non-core acreage.

Net cash used in our operating activities for the three months ended March 31, 2018 was $1.5 million compared to $16.6 million provided by operating activities for the three months ended March 31, 2017. Excluding the effects of significant unforeseen expenses or other income, our cash flow from operations fluctuates primarily because of variations in oil and gas production and prices or changes in working capital accounts. Our oil and gas production will vary based on actual well performance but may be curtailed due to factors beyond our control.

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

We currently maintain a credit facility totaling $300 million, with a borrowing base of $85 million. As of March 31, 2018 the Company has $62.5 million in outstanding borrowings and $22.5 million in availability under this facility. The bank reviews the borrowing base semi-annually and, at their discretion, may decrease or propose an increase to the borrowing base relative to a redetermined estimate of proved oil and gas reserves. The next borrowing base review is scheduled for June 2018. Our oil and gas properties are pledged as collateral for the line of credit and we are subject to certain financial and operational covenants defined in the agreement. We are currently in compliance with these covenants and expect to be in compliance over the next twelve months. If we do not comply with these covenants on a continuing basis, the lenders have the right to refuse to advance additional funds under the facility and/or declare all principal and interest immediately due and payable. Our borrowing base may decrease as a result of lower natural gas or oil prices, operating difficulties, declines in reserves, lending requirements or regulations, the issuance of new indebtedness or for other reasons set forth in our revolving credit agreement. In the event of a decrease in our borrowing base due to declines in commodity prices or otherwise, our ability to borrow under our revolving credit facility may be limited and we could be required to repay any indebtedness in excess of the redetermined borrowing base.

Our credit agreement required us to hedge a portion of our production as forecasted for the PDP reserves included in our borrowing base review engineering reports. Accordingly the Company has in place the following swap agreements for oil and natural gas.

	Volumes			Prices
	2018	2019	2020	2018	2019	2020
Natural Gas (MMBTU)	1,800,000	749,000	180,000	$2.97	$2.93	$2.95
Natural Gas Liquids (barrels)	54,000	60,000	—	$22.73	$21.66
Oil (barrels)	179,100	540,500	100,500	$51.95	$53.53	$56.11

Maintaining a strong balance sheet and ample liquidity are key components of our business strategy. For 2018, we will continue our focus on preserving financial flexibility and ample liquidity as we manage the risks facing our industry. Our 2018 capital budget is reflective of decreased commodity prices and has been established based on an expectation of available cash flows, with any cash flow deficiencies expected to be funded by borrowings under our revolving credit facility. As we have done historically to preserve or enhance liquidity we may adjust our capital program throughout the year, divest non-strategic assets, or enter into strategic joint ventures. We are actively in discussions with financial partners for funding to develop our asset base and, if required, pay down our revolving credit facility should our borrowing base become limited due to the deterioration of commodity prices.

We have in place both a stock repurchase program and a limited partnership interest repurchase program under which we expect to continue spending during 2018. For the three month period ended March 31, 2018, we have spent $3.4 million under these programs.

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

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	RISK FACTORS

The Company is a smaller reporting company and no response is required pursuant to this Item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities by the Company during the period covered by this report.

During the three months ended March 31, 2018, the Company purchased the following shares of common stock as treasury shares.

2018 Month	Number of Shares	Average Price Paid per share	Maximum Number of Shares that May Yet Be Purchased Under The Program at Month - End (1)
January	178	$55.55	122,736
February	64,841	$50.18	57,895
March	2,199	$52.50	55,696

Total/Average	67,218	$50.27

(1)	In December 1993, we announced that the Board of Directors authorized a stock repurchase program whereby we may purchase outstanding shares of the common stock from time-to-time, in open market transactions or negotiated sales. On October 31, 2012, the Board of Directors of the Company approved an additional 500,000 shares of the Company’s stock to be included in the stock repurchase program. A total of 3,500,000 shares have been authorized to date under this program. Through March 31, 2018, a total of 3,378,855 shares have been repurchased under this program for $64,159,038 at an average price of $18.63 per share. Additional purchases of shares may occur as market conditions warrant. We expect future purchases will be funded with internally generated cash flow or from working capital.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	RESERVED

Item 5.	OTHER INFORMATION

Effective May 11, 2018, H. Gifford Fong notified the Company of his resignation from the Board of Directors and his intent not to stand for re-election at the Annual Shareholders Meeting on June 13, 2018.

Item 6.	EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit No.

3.1	Restated Certificate of Incorporation of PrimeEnergy Corporation (effective July 1, 2009) (Incorporated by reference to Exhibit 3.1 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2009).

3.2	Bylaws of PrimeEnergy Corporation as amended and restated as of May 20, 2015 (filed as Exhibit 3.2 of PrimeEnergy Corporation Form 8-K on May 21, 2015 and incorporated herein by reference).

10.18	Composite copy of Non-Statutory Option Agreements (Incorporated by reference to Exhibit 10.18 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2004).

10.22.5.10	Third Amended and Restated Credit Agreement dated as of February 15, 2017 among PrimeEnergy Corporation, as Borrower, Compass Bank, as Administrative Agent and Lender, Wells Fargo, National Association, as Document Agent, the Lenders Party Hereto (Compass Bank, Wells Fargo, National Association,Citibank, N.A.)and BBVA Compass Bank, as Letter of Credit Issuer and Sole Lead Arranger and Sole Bookrunner (Incorporated by reference to Exhibit 10.22.5.10 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2016).

10.22.5.10.1	FIRST AMENDMENT TO THIRD AMENDED AND RESTATED CREDIT AGREEMENT dated as of December 22, 2017 among PRIMEENERGY CORPORATION, as Borrower, THE LENDERS PARTY HERETO, COMPASS BANK, as Administrative Agent, WELLS FARGO BANK, NATIONAL ASSOCIATION, as Documentation Agent, and BBVA COMPASS, as Sole Lead Arranger and Sole Book Runner, (Incorporated by reference to Exhibit 10.22.5.10.1 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2017).

10.22.5.11	Amended, Restated and Consolidated Guaranty dated as of February 15, 2017, among PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, EOWS Midland Company and Prime Offshore L.L.C. in favor of Compass Bank, as Administrative Agent for the Lenders (Incorporated by reference to Exhibit 10.22.5.11 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2016).

10.22.5.12	Amended, Restated and Consolidated Pledge and Security Agreement dated as of February 15, 2017, among PrimeEnergy Corporation, PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, EOWS Midland Company and Prime Offshore L.L.C. and Compass Bank, as Administrative Agent for the Secured Parties (Incorporated by reference to Exhibit 10.22.5.12 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2016).

10.22.5.13	Amended, Restated and Consolidated Deed of Trust, Mortgage, Security Agreement, Assignment of Production and Financing Statement Dated as of May 5, 2017 (Incorporated by reference to Exhibit 10.22.5.13 to PrimeEnergy Corporation Form 10-Q for the quarter ended March 31, 2017).

10.22.5.14	Deed of Trust, Mortgage, Security Agreement, Assignment of Production and Financing Statement Dated as of May 5, 2017 (Incorporated by reference to Exhibit 10.22.5.14 to PrimeEnergy Corporation Form 10-Q for the quarter ended March 31, 2017).

10.22.5.15	Amended, Restated and Consolidated Mortgage of Oil and Gas Property, Security Agreement, Assignment of Production and Financing Statement Dated as of May 5, 2017 (Incorporated by reference to Exhibit 10.22.5.15 to PrimeEnergy Corporation Form 10-Q for the quarter ended March 31, 2017).

10.23.1	Loan and Security Agreement dated July 31, 2013, by and between JP Morgan Chase Bank, N.A. and Eastern Oil Well Service Company, EOWS Midland Company and Southwest Oilfield Construction Company (Incorporated by reference to Exhibit 10.23.1 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2013).

10.23.2	Business Purpose Promissory Note dated July 31, 2013, made by Eastern Oil Well Service Company, EOWS Midland Company and Southwest Oilfield Construction Company to JP Morgan Chase Bank N.A. (Incorporated by reference to Exhibit 10.23.2 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2013).

10.23.3	Guaranty dated July 31, 2013, made by PrimeEnergy Corporation in favor of JP Morgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.23.3 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2013).

10.23.4	Agreement of Equipment Substitution dated January 15, 2014, by and between JP Morgan Chase Bank, N.A. and Eastern Oil Well Service Company, EOWS Midland Company and Southwest Oilfield Construction Company (Incorporated by reference to Exhibit 10.23.4 to PrimeEnergy Corporation Form 10-Q for the quarter ended March 31, 2014).

Exhibit No.

10.24.1	Loan and Security Agreement dated July 29, 2014, by and between JP Morgan Chase Bank, N.A. and Eastern Oil Well Service Company, EOWS Midland Company and Southwest Oilfield Construction Company (Incorporated by reference to Exhibit 10.24.1 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2014).

10.24.2	Business Purpose Promissory Note dated July 29, 2014, made by Eastern Oil Well Service Company, EOWS Midland Company and Southwest Oilfield Construction Company to JP Morgan Chase Bank N.A. (Incorporated by reference to Exhibit 10.24.2 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2014).

10.24.3	Guaranty dated July 29, 2014, made by PrimeEnergy Corporation in favor of JP Morgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.24.3 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2014).

10.25	Purchase and Sale Agreement dated as of January 25, 2017, among PrimeEnergy Corporation, PrimeEnergy Management Corporation, PrimeEnergy Operating Company, PrimeEnergy Asset and Income Fund, L.P. A-2, PrimeEnergy Asset and Income Fund, L.P. A-3, PrimeEnergy Asset and Income Fund, L.P. AA-2, and PrimeEnergy Asset and Income Fund, L.P. AA-4, as Sellers and Guidon Operating LLC, as Purchaser (Incorporated by reference to Exhibit 10.25 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2016).

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL (eXtensible Business Reporting Language) Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PrimeEnergy Corporation
(Registrant)

May 18, 2018	/s/ Charles E. Drimal, Jr.
(Date)	Charles E. Drimal, Jr.
President
Principal Executive Officer

May 18, 2018	/s/ Beverly A. Cummings
(Date)	Beverly A. Cummings
Executive Vice President
Principal Financial Officer