Form 10-Q
period 2018-06-30
PRIMEENERGY CORP
filed 2018-08-20
CIK 56868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

The number of shares outstanding of each class of the Registrant’s Common Stock as August 15, 2018 was: Common Stock, $0.10 par value 2,061,963 shares.

PrimeEnergy Corporation

Index to Form 10-Q

June 30, 2018

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

PRIMEENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS – Unaudited

(Thousands of dollars)

	June 30, 2018	December 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$5,441	$8,438
Accounts receivable, net	13,787	16,961
Other current assets	611	1,232

Total Current Assets	19,839	26,631
Property and Equipment, at cost
Oil and gas properties (successful efforts method), net	215,921	213,001
Field and office equipment, net	6,879	6,974

Total Property and Equipment, Net	222,800	219,975

Other Assets	160	159

Total Assets	$242,799	$246,765

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$12,573	$24,615
Accrued liabilities	9,174	16,294
Current portion of long-term debt	1,289	2,378
Current portion of asset retirement	2,665	2,309
Derivative liability short-term	5,716	1,509
Due to Related Parties	71	65

Total Current Liabilities	31,488	47,170
Long-Term Bank Debt	59,693	48,459
Asset Retirement Obligations	20,359	21,269
Derivative Liability Long-Term	3,367	1,913
Deferred Income Taxes	25,900	24,962
Other Long-Term Obligations	555	553

Total Liabilities	141,362	144,326
Commitments and Contingencies
Equity
Common stock, $.10 par value; 2018 and 2017: Authorized: 4,000,000 shares, issued: 3,836,397 shares; outstanding 2018: 2,096,531 shares; 2017: 2,169,370 shares	383	383
Paid-in capital	8,772	8,729
Retained earnings	141,046	138,320
Treasury stock, at cost; 2018: 1,739,866 shares; 2017: 1,667,027 shares	(55,819)	(52,123)

Total Stockholders’ Equity – PrimeEnergy	94,382	95,309
Non-controlling interest	7,055	7,130

Total Equity	101,437	102,439

Total Liabilities and Equity	$242,799	$246,765

PRIMEENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – Unaudited

Three and six months ended June 30, 2018 and 2017

(Thousands of dollars, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Oil and gas sales	$16,622	$10,237	$36,723	$18,911
Natural gas sales	1,989	2,505	4,352	5,163
Natural gas liquids sales	3,098	1,261	5,698	2,367
Realized (loss) gain on derivative instruments, net	(1,081)	22	(1,576)	(205)
Field service income	4,447	4,306	8,662	8,067
Administrative overhead fees	1,426	1,647	2,930	3,228
Unrealized (loss) gain on derivative instruments, net	(4,136)	1,550	(5,957)	4,354
Other income	22	4	22	122

Total Revenues	22,387	21,532	50,854	42,007
Costs and Expenses
Lease operating expense	8,757	7,157	17,336	14,296
Field service expense	3,219	3,044	6,429	6,026
Depreciation, depletion, amortization and accretion on discounted liabilities	7,909	8,071	15,832	16,009
General and administrative expense	2,571	2,620	8,547	4,355

Total Costs and Expenses	22,456	20,892	48,144	40,686
Gain on Sale and Exchange of Assets	185	117	2,657	41,719

Income from Operations	116	757	5,369	43,040
Other Income (Expense)
Interest Income	12	—	23	—
Interest (Expense)	(917)	(460)	(1,779)	(1,065)

Income (Loss) Before Income Taxes	(789)	297	3,611	41,975
Income Taxes (Benefit) Expense	(192)	124	907	13,791

Net (Loss) Income	(597)	173	2,704	28,184
Less: Net (Loss) Income Attributable to Non-Controlling Interests	(37)	(188)	(22)	5,525

Net (Loss) Income Attributable to PrimeEnergy	$(560)	$361	2,726	$22,659

Basic (Loss) Income Per Common Share	$(0.27)	$0.16	$1.29	$10.11

Diluted (Loss) Income Per Common Share	$(0.27)	$0.12	$0.95	$7.57

PRIMEENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY – Unaudited

Six months ended June 30, 2018 and 2017

(Thousands of dollars)

	Common Stock		Additional Paid in	Retained	Treasury	Total Stockholders’ Equity –	Non-Controlling	Total
	Shares	Amount	Capital	Earnings	Stock	PrimeEnergy	Interest	Equity
Balance at December 31, 2016	3,836,397	$383	$8,313	$96,322	$(46,473)	$58,545	$7,335	$65,880
Repurchase 92,824 shares of common stock	—	—	—	—	(4,605)	(4,605)	—	(4,605)
Net income	—	—	—	22,659	—	22,659	5,525	28,184
Repurchase of Non-controlling interests	—	—	126	—	—	126	(187)	(61)

Balance at June 30, 2017	3,836,397	$383	$8,439	$118,981	$(51,078)	$76,725	$12,673	$89,398

Balance at December 31, 2017	3,836,397	$383	$8,729	$138,320	$(52,123)	$95,309	$7,130	$102,439
Repurchase 72,839 shares of common stock	—	—	—	—	(3,696)	(3,696)	—	(3,696)
Net income (loss)	—	—	—	2,726	—	2,726	(22)	2,704
Purchase of Non- controlling Interest	—	—	43	—	—	43	(53)	(10)

Balance at June 30, 2018	3,836,397	$383	$8,772	$141,046	$(55,819)	$94,382	$7,055	$101,437

PRIMEENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

Six months ended June 30, 2018 and 2017

(Thousands of dollars)

	2018	2017
Cash Flows from Operating Activities:
Net Income including non-controlling interest	$2,704	$28,184
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion on discounted liabilities	15,832	16,009
Gain on sale of properties	(2,657)	(41,719)
Unrealized loss (gain) on derivative instruments, net	5,957	(4,354)
Provision for deferred income taxes	938	7,305
Changes in operating assets and liabilities:
Accounts receivable	3,174	(2,252)
Due to related parties	6	352
Other assets	620	(1,105)
Accounts payable	(12,042)	(2,647)
Accrued liabilities	(7,121)	14,760

Net Cash Provided by Operating Activities	7,434	14,533

Cash Flows from Investing Activities:
Capital expenditures	(18,788)	(30,463)
Proceeds from sale of properties and equipment	2,112	46,572

Net Cash (Used in) Provided by Investing Activities	(16,597)	16,109

Cash Flows from Financing Activities:
Purchase of stock for treasury	(3,696)	(4,605)
Purchase of non-controlling interests	(10)	(60)
Proceeds from long-term bank debt and other long-term obligations	35,300	42,000
Repayment of long-term bank debt and other long-term obligations	(25,428)	(66,823)

Net Cash Provided by (Used in) Financing Activities	6,166	(29,488)

Net (Decrease) Increase in Cash and Cash Equivalents	(2,997)	1,154
Cash and Cash Equivalents at the Beginning of the Period	8,438	6,588

Cash and Cash Equivalents at the End of the Period	$5,441	$7,222

Supplemental Disclosures:
Income taxes paid	$4,341	$2,587
Interest paid	$1,950	$1,356

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

(1) Basis of Presentation:

The accompanying condensed consolidated financial statements of PrimeEnergy Corporation (“PrimeEnergy” or the “Company”) have not been audited by independent public accountants. Pursuant to applicable Securities and Exchange Commission (“SEC”) rules and regulations, the accompanying interim financial statements do not include all disclosures presented in annual financial statements and the reader should refer to the Company’s Form 10-K for the year ended December 31, 2017. In the opinion of management, the accompanying interim condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017, the condensed consolidated results of operations, cash flows and equity for the six months ended June 30, 2018 and 2017.

As of June 30, 2018, PrimeEnergy’s significant accounting policies are consistent with those discussed in Note 1—Description of Operations and Significant Accounting Policies of its consolidated financial statements contained in PrimeEnergy’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, with the exception of Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606)” discussed below. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation. The results for interim periods are not necessarily indicative of annual results. For purposes of disclosure in the condensed consolidated financial statements, subsequent events have been evaluated through the date the statements were issued.

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

(2) Acquisitions and Dispositions:

Historically the Company has repurchased the interests of the partners and trust unit holders in the oil and gas limited partnerships (the “Partnerships”) and the asset and business income trusts (the “Trusts”) managed by the Company as general partner and as managing trustee, respectively. The Company purchased such interests in amounts totaling $10,000 and $60,000 for the six months ended June 30, 2018 and 2017, respectively.

During the six months ended June 30, 2018, the Company sold or farmed out interests in certain non-core undeveloped oil and natural gas properties through a number of separate individually negotiated transactions in exchange for cash and a royalty or working interest in Oklahoma, Kansas, Colorado and Texas. Proceeds under these agreements were $2.8 million. During this same time period the Company acquired approximately 464 net mineral acres and working interest in 53 oil and gas wells ranging from 16.6% to 33.4%, plus one commercial salt water disposal well, for $6,080,000. This acreage and group of wells are all operated by the Company and located in Reagan County, Texas, where future horizontal drilling will likely occur.

3) Additional Balance Sheet Information:

Certain balance sheet amounts are comprised of the following:

(Thousands of dollars)	June 30, 2018	December 31, 2017
Accounts Receivable:
Joint interest billing	$2,949	$3,173
Trade receivables	1,957	941
Oil and gas sales	8,618	12,941
Other	361	4

	13,885	17,059
Less: Allowance for doubtful accounts	(98)	(98)

Total	$13,787	$16,961

Accounts Payable:
Trade	$3,014	$14,317
Royalty and other owners	6,441	7,073
Partner advances	1,161	1,268
Prepaid drilling deposits	103	67
Other	1,854	1,890

Total	$12,573	$24,615

Accrued Liabilities:
Compensation and related expenses	$2,165	$2,449
Property costs	6,605	9,141
Income Tax	—	4,180
Other	404	524

Total	$9,174	$16,294

(4) Property and Equipment:

Property and equipment at June 30, 2018 and December 31, 2017 consisted of the following:

(Thousands of dollars)	June 30, 2018	December 31, 2017
Proved oil and gas properties, at cost	$490,522	$476,570
Less: Accumulated depletion and depreciation	(274,601)	(263,569)

Oil and Gas Properties, Net	$215,921	$213,001

Field and office equipment	$26,690	$26,241
Less: Accumulated depreciation	(19,811)	(19,267)

Field and Office Equipment, Net	$6,879	$6,974

Total Property and Equipment, Net	$222,800	$219,975

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

On July 17, 2018, the Company and its lenders entered into a Second Amendment to the Third Amended and Restated Credit Agreement. The credit agreement includes modifications for the borrowing base utilization margins and rates by type of borrowing, revises minimum quantifications for individual borrowings, reduces the overall percentage required for commodity hedge agreements, modifies the requirements placed on the company’s ability to purchase equity interests and retains all other aspects of the original credit agreement. As of the effective date of this amendment the Company’s borrowing base was increased to $90 million.

At June 30, 2018, the Company had a total of $59.5 million of borrowings outstanding under its revolving credit facility at a weighted-average interest rate of 5.59% and $25.5 million available for future borrowings. The combined weighted average interest rate paid on outstanding bank borrowings subject to base rate and LIBO interest was 5.38% for the six months ended June 30, 2018 as compared to 5.20% for six months ended June 30, 2017. The Company’s borrowings under this credit facility approximates fair value because the interest rates are variable and reflective of market rates.

Equipment Loans:

On July 31, 2013, the Company entered into a $10.0 million Loan and Security Agreement with JP Morgan Chase Bank (“Equipment Loan”). The Equipment Loan is secured by a portion of the Company’s field service equipment, carries an interest rate of 3.95% per annum, requires monthly payments (principal and interest) of $184,000, and has a final maturity date of July 31, 2018. As of June 30, 2018 the Company had a total of $179 thousand outstanding on this Equipment Loan.

On July 29, 2014, the Company entered into additional equipment financing facilities (“Additional Equipment Loans”) totaling $6.0 million with JP Morgan Chase Bank. In August 2014, the Company drew down $4.8 million of this facility that is secured by field service equipment, carries an interest rate of 3.40% per annum, requires monthly payments (principal and interest) of $87,800, and has a final maturity date of July 31, 2019. The remaining $1.2 million under the Additional Equipment Loans was available for interim draws to finance the acquisition of any future field service equipment. In December 2014, the Company made an interim draw of an additional $0.5 million on this facility. Interim draws on this facility carried a floating interest rate; payable monthly at the LIBO published rate plus 2.50% and on June 26, 2015 converted into a fixed term loan, with a rate of 3.50% and requiring monthly payments (principal and interest) of $8,700 with a final maturity date of June 26, 2020. As of June 30, 2018, the Company had a total of $1.302 million outstanding on the Additional Equipment Loans.

On January 12, 2018, the Company made a principal payment towards the third interim loan in the amount of $20,858. Effective with the payment due of January 26, 2018 the required monthly payments (principal and interest) on this loan changed to $7,986 with a continuing effective rate of 3.50% and a final maturity of June 26, 2020.

The Company determined these loans are Level 3 liabilities in the fair-value hierarchy and estimated their fair value as $1.346 million and $4.751 million at June 30, 2018 and 2017, respectively, using a discounted cash flow model.

(6) Other Long-Term Obligations and Commitments:

Operating Leases:

The Company has several non-cancelable operating leases, primarily for rental of office space, that have a term of more than one year. The future minimum lease payments for the rest of fiscal 2018 and thereafter for the operating leases are as follows:

(Thousands of dollars)	Operating Leases
2018	$267
2019	236
2020	69
2021	17

Total minimum payments	$589

Rent expense for office space for the six months ended June 30, 2018 and 2017 was $296,000 and $340,000, respectively.

Asset Retirement Obligation:

A reconciliation of the liability for plugging and abandonment costs for the six months ended June 30, 2018 is as follows:

(Thousands of dollars)
Asset retirement obligation – December 31, 2017	$23,578
Liabilities incurred	—
Liabilities settled	(1,114)
Accretion expense	560

Asset retirement obligation – June 30, 2018	$23,024

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

(8) Stock Options and Other Compensation:

In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. At June 30, 2018 and 2017, remaining options held by two key executive officers on 767,500 shares were outstanding and exercisable at prices ranging from $1.00 to $1.25. According to their terms, the options have no expiration date.

(9) Related Party Transactions:

The Company, as managing general partner or managing trustee, makes an annual offer to repurchase the interests of the partners and trust unit holders in certain of the Partnerships and Trusts. The Company purchased interests totaling $10,000 and $60,000 for the six months ended June 30, 2018 and 2017, respectively.

Payables owed to related parties primarily represent receipts collected by the Company as agent for the joint venture partners, which may include members of the Company’s Board of Directors, for oil and gas sales net of expenses.

(10) Financial Instruments

Fair Value Measurements:

Authoritative guidance on fair value measurements defines fair value, establishes a framework for measuring fair value and stipulates the related disclosure requirements. The Company follows a three-level hierarchy, prioritizing and defining the types of inputs used to measure fair value. The fair values of the natural gas, crude oil price swaps and natural gas liquid swaps are designated as Level 3. The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017:

June 30, 2018	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2018
(Thousands of dollars)
Assets
Commodity derivative contracts	$—	$—	$92	$92

Total assets	—	$—	$92	$92

Liabilities
Commodity derivative contracts	$—	$—	$(9,083)	$(9,083)

Total liabilities	$—	$—	$(9,083)	$(9,083)

December 31, 2017	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2017
(Thousands of dollars)
Assets
Commodity derivative contracts	$—	$—	$388	$388

Total assets	$—	$—	$388	$388

Liabilities
Commodity derivative contract	$—	$—	$(3,422)	$(3,422)

Total liabilities	$—	$—	$(3,422)	$(3,422)

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

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the six months ended June 30, 2018.

(Thousands of dollars)
Net Liabilities – December 31, 2017	$(3,034)
Total realized and unrealized gains (losses):
Included in earnings (a)	(7,533)
Purchases, sales, issuances and settlements	1,576

Net Liabilities – June 30, 2018	$(8,991)

a)	Derivative instruments are reported in revenues as realized gain (loss) and on a separately reported line item captioned unrealized gain (loss) on derivative instruments.

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

The following table sets forth the effect of derivative instruments on the consolidated balance sheets at June 30, 2018 and December 31, 2017:

		Fair Value
(Thousands of dollars)	Balance Sheet Location	June 30, 2018	December 31, 2017
Asset Derivatives:
Derivatives not designated as cash-flow hedging instruments:
Natural gas commodity contracts	Other Current Assets	$61	$—
Natural gas liquid contracts	Other Current Assets	7	—
Crude oil commodity contracts	Other Current Assets	—	344
Natural gas commodity contracts	Other Assets	18	44
Natural gas liquid contracts	Other Assets	6	—

Total		$92	$388

Liability Derivatives:
Derivatives not designated as cash-flow hedging instruments:
Crude oil commodity contracts	Derivative liability short-term	(5,503)	(1,504)
Natural gas commodity contracts	Derivative liability short-term	(24)	(4)
Natural gas liquid contracts	Derivative liability short-term	(189)	—
Crude oil commodity contracts	Derivative liability long-term	(3,343)	(1,910)
Natural gas commodity contracts	Derivative liability long-term	(3)	(4)
Natural gas liquid contracts	Derivative liability long-term	(21)	—

Total		$(9,083)	$(3,422)

Total derivative instruments		$(8,991)	$(3,034)

The following table sets forth the effect of derivative instruments on the consolidated statements of operations for the six month period ended June 30, 2018 and 2017:

	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income
(Thousands of dollars)		2018	2017
Derivatives not designated as cash-flow hedge instruments:
Natural gas commodity contracts	Unrealized (loss) gain on derivative instruments, net	$(328)	$1,852
Crude oil commodity contracts	Unrealized (loss) gain on derivative instruments, net	$(5,432)	2,502
Natural gas liquids contracts	Unrealized gain on derivative instruments, net	(197)	—
Natural gas commodity contracts	Realized (loss) on derivative instruments, net	85	(205)
Crude oil commodity contracts	Realized (loss) on derivative instruments, net	(1,634)	(—)
Natural gas liquids contracts	Realized gain on derivative instruments, net	(27)	—

		$(7,533)	$4,149

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

	Six Months Ended June 30,
	2018			2017
	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount
Basic	$2,726	2,119,343	$1.29	$22,659	2,241,310	$10.11
Effect of dilutive securities:
Options		753,404			751,019

Diluted	$2,726	2,873,347	$0.95	$22,659	2,992,329	$7.57

	Three Months Ended June 30,
	2018			2017
	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount
Basic	$(560)	2,097,737	$(0.27)	$361	2,199,750	$0.16
Effect of dilutive securities:
Options (a)					749,491

Diluted	$(560)	2,097,737	$(0.27)	$361	2,949,261	$0.12

(a)	The effect of the 767,500 outstanding stock option is anti-dilutive for the three months ended June 30, 2018 due to net loss for the period.

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

We are the operator of the majority of our developed and undeveloped acreage which is nearly all held by production. In the Permian Basin of West Texas the Company maintains an acreage position of over 20,440 gross (13,100 net) acres, approximately 95% of which is located in Reagan, Upton, Martin and Midland counties of Texas where our current horizontal drilling activity is focused. Our West Texas acreage has significant resource potential in the Spraberry and Wolfcamp reservoirs that we believe could support the drilling of as many as 400 additional horizontal wells.

In Oklahoma we maintain an acreage position of approximately 82,012 gross (10,947 net) acres. Our Oklahoma horizontal development is focused primarily in Canadian, Kingfisher, Grady, and Garvin counties. We believe approximately 2,215 net acres in these counties hold significant additional resource potential that could support the drilling of as many as 73 new horizontal wells based on an estimate of only two wells per section, with our share of such prospective future development being about $42 million based on an average 10.5% ownership level.

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

In accordance with SEC rules governing the scheduling of the drilling of PUD reserves we have only included in our year-end reserve report the 22 PUD locations for which we have definitive plans to drill. The Company has a working interest in eight of these PUD locations and an overriding royalty interest only in the remaining fourteen locations. Currently all 22 of these PUD locations have been drilled, 13 are producing and the remainder are awaiting completion.

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

RECENT ACTIVITIES

Since the start of our West Texas horizontal drilling program in 2015 and through the 2nd quarter of 2018, the Company has participated in 56 horizontal wells in West Texas. In 41 of these wells, the Company owns an average of 23.82% working interest and all 41 wells are on production. As to 15 wells of the 56 total, the Company participated with less than 1% working interest and these are also all on production. During 2017, the Company expended approximately $46.4 million in this program. Development of our West Texas resources continued in the first six months of 2018 with the drilling of three horizontal wells in Upton County Texas. These wells were recently fracture stimulated and as of July 1, have all been placed on production. Development plans for the second half of 2018 include drilling an additional 11 horizontal wells. This additional activity will bring the total drilling to 14 horizontal wells in 2018 in our West Texas horizontal drilling program.

In Upton County, Texas, we are developing a contiguous 3,900 acre block with our joint venture partner, Apache Corporation. Within this acreage block, the Company has 2,606 leasehold acres with interest between 14% and 56%, depending on the formation being developed. Through the 2nd quarter of 2018, twenty-five wells have been drilled and completed in this joint venture, including three wells completed and put on production as of July 1, 2018. The Company has a 38.25% interest in each of these three wells and our net cost will be approximately $10.1 million. Apache Corporation has indicated plans to continue PAD drilling of the acreage with future phases of development expected to result in the drilling of approximately 96 additional horizontal wells at a cost of about $748 million. The Company’s share of these capital expenditures would be approximately $284 million. The actual number of wells that will be drilled, the cost, and the timing of drilling will vary based upon many factors, including commodity market conditions. Also in Upton County, Texas, the Company is developing a separate 1,310 acre block with Apache Corporation as operator. Plans for the second half of 2018 include the drilling of three new horizontal wells exploring landing-zones outside of the Middle Wolfcamp. The gross drilling and completion costs will be approximately $23 million. Prime holds between 28% and 48% working interest in various depths of this acreage and our share of these three wells will be approximately $11 million. With favorable results from these three wells an additional 21 wells would likely be drilled in the near future at a gross cost of approximately $172 million with the Company’s share being approximately $71 million.

In Martin County, Texas we are developing a 960 acre block with RSP Permian. In 2016, two wells were drilled and completed and two additional wells were drilled and brought on line in 2017. The Company owns 35% to 38% interest in the acreage of this joint venture where RSP Permian is the operator. No near-term plans have been received from RSP Permian, however, offset operators have been actively drilling and their results appear encouraging for the future development of multiple landing zones within this acreage block.

With regard to our Oklahoma horizontal development program, which began in 2012, the Company has participated in 30 horizontal wells for approximately $28 million through June, 2018. Over this same time period the Company chose to retain an overriding royalty interest in 28 other horizontal wells that were drilled. In the first half of 2018 the Company participated in two horizontal wells operated by Linn Operating Inc. in Grady County, Oklahoma. The Company holds 10% interest in one well and 1% interest in the other. The cost for these wells is approximately $14,703,000, with our net share being $828,000. Both wells have been drilled, completed and placed on production. Also in 2018, the Company elected to retain an ORRI in 16 wells that are in the process of being drilled or completed in various counties of central Oklahoma. In the second half of 2018 the Company anticipates participating in the drilling of as many as five additional horizontal wells in central Oklahoma with interest between 6% and 12%. The horizontal activity on Company acreage in Oklahoma is primarily focused in Canadian, Grady, Kingfisher and Garvin counties where we have approximately 2,215 net acres. We believe this acreage has significant additional resource potential that could support the drilling of 73 new horizontal wells based on an estimate of only two wells per section with our share of the capital expenditure being about $42 million at an average 10.5% ownership level. We recently received Authorizations for Expenditures for four horizontal wells in Kingfisher county from the operator, Marathon Oil. Our share of this drilling will be approximately $5 million.

In the first half of 2018, in the Gulf Coast region of Texas, Unit Petroleum drilled and completed two successful wells in the Wilcox Formation of the Segno Deep field in Polk County. The Company has a 3.87% overriding royalty interest in each of these wells.

RESULTS OF OPERATIONS

2018 and 2017 Compared

We reported a net income for the six months ended June 30, 2018 of $2.7 million, or $1.29 per share and a net loss for the three months ended June 30, 2018 of $0.6 million, or $0.27 per share, as compared to net income of $22.7 million, or $10.11 per share and $0.4 million, or $0.16 per share for the six and three months ended June 30, 2017, respectively. Current year net income reflects an increase in production combined with commodity price changes over the three and six months ended June 30, 2018, decrease in gains related to the sale of acreage and changes related to the valuation of derivative instruments. The significant components of income and expense are discussed below.

Oil, gas and NGLs sales increased $7.7 million, or 55% from $14.0 million for the three months ended June 30, 2017 to $21.7 million for the three months ended June 30, 2018 and increased $20.3 million, or 77% from $26.4 million for the six months ended June 30, 2017 to $46.8 million for the six months ended June 30, 2018.

Our realized prices at the well head increased an average of $18.39 per barrel, or 41% and $15.72 per barrel, or 33% on crude oil during the three and six months ended June 30, 2018, respectively from the same periods in 2017. Our average price for natural gas decreased $0.95 per Mcf, or 32% and $0.72 per Mcf, or 24% during the three and six months ended June 30, 2018, respectively from the same periods in 2017. Our average price for NGLs sold increased an average of $4.06 per barrel, or 17% and $5.23 per barrel, or 24% during the three and six months ended June 30, 2018, respectively from the same periods in 2017.

Our crude oil production increased by 35,000 barrels or 15% from 226,000 barrels for the second quarter 2017 to 261,000 barrels for the second quarter 2018 and increased by 183,000 barrels, or 46% from 401,000 barrels for the six months ended June 30, 2017 to 584,000 barrels for the six months ended June 30, 2018. Our natural gas production increased by 19,000 Mcf, or 1.8% from 1,079,000 Mcf for the second quarter 2016 to 1,060,000 Mcf for the second quarter 2017 and increased by 177,000 Mcf, or 10% from 1,694000 Mcf for the six months ended June 30, 2017 to 1,871,000 Mcf for the six months ended June 30, 2018. Our NGL production increased by 76,000 barrels or 50.7% from 150,000 barrels for the second quarter 2016 to 226,000 barrels for the second quarter 2017 and increased by 103,000 barrels, or 94% from 110,000 barrels for the six months ended June 30, 2017 to 213,000 barrels for the six months ended June 30, 2018. The increase in production volumes reflect production from our Upton county horizontal wells added in late 2017, offset with the natural decline of the previously existing properties. Production from these horizontal wells was negatively affected in the second quarter of 2018 due to shut-ins and frac hits from completion activities on additional wells drilled in the first quarter of 2018 and completed in the second quarter. The affected wells have now returned to pre-frac hit levels and the new wells were brought on production primarily in July 2018.

		Six months ended June 30,
	2018	2017	Increase / (Decrease)	Increase / (Decrease)
Barrels of Oil Produced	584,000	401,000	183,000	46%
Average Price Received	$62.88	$47.16	$15.72	33%

Oil Revenue (In 000’s)	$36,723	$18,911	$17,812	94%

Mcf of Gas Sold	1,871,000	1,694,000	177,000	10%
Average Price Received	$2.33	$3.05	$(0.72)	(24)%

Gas Revenue (In 000’s)	$4,352	$5,163	$(811)	(16)%

Barrels of Natural Gas Liquids Sold	213,000	110,000	103,000	94%
Average Price Received	$26.75	$21.52	$5.23	24%

Natural Gas Liquids Revenue (In 000’s)	$5,698	$2,367	$3,331	141%

Total Oil & Gas Revenue (In 000’s)	$46,773	$26,441	$20,332	77%

		Three months ended June 30,
	2018	2017	Increase / (Decrease)	Increase / (Decrease)
Barrels of Oil Produced	261,000	226,000	35,000	15%
Average Price Received	$63.69	$45.30	$18.39	41%

Oil Revenue (In 000’s)	$16,622	$10,237	$6,385	62%

Mcf of Gas Sold	964,000	831,000	133,000	16%
Average Price Received	$2.06	$3.01	$(0.95)	(32)%

Gas Revenue (In 000’s)	$1,989	$2,505	$(516)	(21)%

Barrels of Natural Gas Liquids Sold	113,000	54,000	59,000	109%
Average Price Received	$27.42	$23.35	$4.06	17%

Natural Gas Liquids Revenue (In 000’s)	$3,098	$1,261	$1,837	146%

Total Oil & Gas Revenue (In 000’s)	$21,709	$14,003	$7,706	55%

Oil, Natural Gas and NGL Derivatives We do not apply hedge accounting to any of our commodity based derivatives, thus changes in the fair market value of commodity contracts held at the end of a reported period, referred to as mark-to-market adjustments, are recognized as unrealized gains and losses in the accompanying condensed consolidated statements of operations. As oil and natural gas prices remain volatile, mark-to-market accounting treatment creates volatility in our revenues. The following table summarizes the results of our derivative instruments for the three and six months ended June 2017 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
		($ in thousand)
Oil derivatives – realized gains (losses)	$(1,156)	$78	$(1,634)	$—
Oil derivatives – unrealized gains (losses)	(3,564)	1,010	(5,432)	2,502

Total gains (losses) on oil derivatives	$(4,720)	$1,088	$(7,066)	$2,502
Natural gas derivatives – realized gains (losses)	$105	$(56)	$85	$(205)
Natural gas derivatives – unrealized gains (losses)	(249)	540	(328)	1,852

Total gains (losses) on natural gas derivatives	$(144)	$484	$(243)	$1,647
NGL derivatives – realized (losses)	$(30)	$—	$(27)	$—
NGL derivatives – unrealized gains (losses)	(323)	—	(197)	—

Total gains (losses) on NGL derivatives	(353)	—	(225)	—

Total gains (losses) on oil, natural gas and NGL derivatives	$(5,217)	$1,572	$(7,533)	$4,149

Prices received for the six months ended June 30, 2018 and 2017, respectively, including the impact of derivatives were:

	2018	2017
Oil Price	$59.26	$60.08
Gas Price	$2.17	$2.37
NGLS Price	$27.15	$26.62

Field service income increased $0.1 million or 3.3% from $4.3 million for the second quarter 2017 to $4.4 million for the second quarter 2018 and $0.6 million, or 7.4% from $8.1 million for the six months ended June 30, 2017 to $8.7 million for the six months ended June 30, 2018. This increase is a combined result of increased utilization and rates charged to customers during the 2018 period. Workover rig services, hot oil treatments, salt water hauling and disposal represent the bulk of our field service operations.

Lease operating expense increased $1.6 million, or 22.4% from $7.2 million for the second quarter 2017 to $8.8 million for the second quarter 2018 and increased $3.0 million, or 21.1% from $14.3 million for the six months ended June 30, 2017 to $17.3 million for the six months ended June 30, 2018. This increase is primarily due to costs related to new wells brought on-line, general rate increases on vendor services and increased production taxes related to increased prices and production during the first six months of 2018 as compared to the same period of 2017.

Field service expense increased $0.2 million or 5.7% from $3.0 million for the second quarter 2017 to $3.2 million for the second quarter 2018 and increased $0.4 million, or 6.7% from $6.0 million for the six months ended June 30, 2017 to $6.4 million for the six months ended June 30, 2018. Field service expenses primarily consist of salaries and vehicle operating expenses which have increased during the six months ended June 30, 2018 over the same period of 2017 as a direct result of increased services and utilization of the equipment.

Depreciation, depletion, amortization and accretion on discounted liabilities decreased $0.1 million, or 1.3% from $8.0 million for the second quarter 2017 to $7.9 million for the second quarter 2018 and $0.2 million, or 1.3% from $16.0 million for the six months ended June 30, 2017 to $15.8 million for the six months ended June 30, 2018, reflecting the increased reserve base and production related to new wells placed on production late in 2017.

General and administrative expense increased $4.2 million, or 96% from $4.4 million for the six months ended June 30, 2017 to $8.5 million for the six months ended June 30, 2018, and decreased $50 thousand, or 1.9% from $2.62 million for the three months ended June 30, 2017 to $2.57 million for the three months ended June 30, 2018. This increase in 2018 reflects the combination of a reduction in reimbursements related to the decrease in gains on sales of properties from 2017 to 2018 and increases in personnel costs.

Gain on sale and exchange of assets of $2.7 million and $41.7 million for the six months ended June 30, 2018 and June 30, 2017, respectively consists of sales of non-essential oil and gas interests and field service equipment.

Interest expense increased from $0.5 million for the second quarter 2017 to $0.9 million for the second quarter 2018 and from $1.1 million for the six months ended June 30, 2017 to $1.8 million for the six months ended June 30, 2018. This increase reflects the increase in current borrowings under our revolving credit agreement.

Income tax expense decreased $12.9 million due to a lower effective tax rate and lower pre-tax income. The effective tax rates for the six months of 2018 and 2017 were 25.12% and 32.86%, respectively. The decrease in the effective tax rate is primarily due to the impact of the Tax Cuts and Jobs Act changes that are effective January 1, 2018.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flows generated from operations, through our producing oil and gas properties, field services business and from sales of non-core acreage.

Net cash used in our operating activities for the six months ended June 30, 2018 was $7.4 million compared to $14.5 million provided by operating activities for the six months ended June 30, 2017. Excluding the effects of significant unforeseen expenses or other income, our cash flow from operations fluctuates primarily because of variations in oil and gas production and prices or changes in working capital accounts. Our oil and gas production will vary based on actual well performance but may be curtailed due to factors beyond our control.

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

We currently maintain a credit facility totaling $300 million, with a borrowing base of $90 million. The Company currently has $64 million in outstanding borrowings and $26 million in availability under this facility. The bank reviews the borrowing base semi-annually and, at their discretion, may decrease or propose an increase to the borrowing base relative to a redetermined estimate of proved oil and gas reserves. The next borrowing base review is scheduled for November 2018. Our oil and gas properties are pledged as collateral for the line of credit and we are subject to certain financial and operational covenants defined in the agreement. We are currently in compliance with these covenants and expect to be in compliance over the next twelve months. If we do not comply with these covenants on a continuing basis, the lenders have the right to refuse to advance additional funds under the facility and declare all principal and interest immediately due and payable. Our borrowing base may decrease as a result of lower natural gas or oil prices, operating difficulties, declines in reserves, lending requirements or regulations, the issuance of new indebtedness or for other reasons set forth in our revolving credit agreement. In the event of a decrease in our borrowing base our ability to borrow under our revolving credit facility may be limited and we could be required to repay any indebtedness in excess of the redetermined borrowing base.

Our credit agreement required us to hedge a portion of our production as forecasted for the PDP reserves included in our borrowing base review engineering reports. Accordingly the Company has in place the following swap agreements for oil, natural gas and natural gas liquids.

	Volumes			Prices
	2018	2019	2020	2018	2019	2020
Natural Gas (MMBTU)	1,200,000	749,000	180,000	$2.97	$2.93	$2.95
Natural Gas Liquids (barrels)	36,000	60,000	—	$22.73	$21.66
Oil (barrels)	143,100	540,500	100,500	$51.95	$53.53	$56.11

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

We have in place both a stock repurchase program and a limited partnership interest repurchase program under which we expect to continue spending during 2018. For the six month period ended June 30, 2018, we have spent $3.7 million under these programs.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the first six months of 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	RISK FACTORS

The Company is a smaller reporting company and no response is required pursuant to this Item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities by the Company during the period covered by this report.

During the six months ended June 30, 2018, the Company purchased the following shares of common stock as treasury shares.

2018 Month	Number of Shares	Average Price Paid per share	Maximum Number of Shares that May Yet Be Purchased Under The Program at Month - End (1)
January	178	$55.55	122,736
February	64,841	$50.18	57,895
March	2,199	$52.50	55,696
April	4,787	$54.08	50,909
May	417	$69.81	50,492
June	417	$69.35	250,075

Total/Average	72,839	$50.74

(1)

In December 1993, we announced that the Board of Directors authorized a stock repurchase program whereby we may purchase outstanding shares of the common stock from time-to-time, in open market transactions or negotiated sales. On October 31, 2012, the Board of Directors of the Company approved an additional 500,000 shares of the Company’s stock to be included in the stock repurchase program. On June 13, 2018, the Board of Directors of the Company approved an additional 200,000 shares of the Company’s stock to be included in the repurchase program. A total of 3,700,000 shares have been authorized, to date, under this program. Through June 30, 2018, a total of 3,449,925 shares have been repurchased under this program for $64,475,940 at an average price of $18.69 per share. Additional purchases of shares may occur as market conditions warrant. We expect future purchases will be funded with internally generated cash flow or from working capital.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	RESERVED

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit No.

3.1	Restated Certificate of Incorporation of PrimeEnergy Corporation (effective July 1, 2009) (Incorporated by reference to Exhibit 3.1 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2009).

3.2	Bylaws of PrimeEnergy Corporation as amended and restated as of May 20, 2015 (filed as Exhibit 3.2 of PrimeEnergy Corporation Form 8-K on May 21, 2015 and incorporated herein by reference).

10.18	Composite copy of Non-Statutory Option Agreements (Incorporated by reference to Exhibit 10.18 of PrimeEnergy Corporation Form 10-K for the year ended December 31, 2004).

10.22.5.10	Third Amended and Restated Credit Agreement dated as of February 15, 2017 among PrimeEnergy Corporation, as Borrower, Compass Bank, as Administrative Agent and Lender, Wells Fargo, National Association, as Document Agent, the Lenders Party Hereto (Compass Bank, Wells Fargo, National Association,Citibank, N.A.)and BBVA Compass Bank, as Letter of Credit Issuer and Sole Lead Arranger and Sole Bookrunner (Incorporated by reference to Exhibit 10.22.5.10 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2016).

10.22.5.10.1	FIRST AMENDMENT TO THIRD AMENDED AND RESTATED CREDIT AGREEMENT dated as of December 22, 2017 among PRIMEENERGY CORPORATION, as Borrower, THE LENDERS PARTY HERETO, COMPASS BANK, as Administrative Agent, WELLS FARGO BANK, NATIONAL ASSOCIATION, as Documentation Agent, and BBVA COMPASS, as Sole Lead Arranger and Sole Book Runner, (Incorporated by reference to Exhibit 10.22.5.10.1 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2017).

10.22.5.10.2	SECOND AMENDMENT TO THIRD AMENDED AND RESTATED CREDIT AGREEMENT dated as of July 17, 2018 among PRIMEENERGY CORPORATION, as Borrower, THE LENDERS PARTY HERETO, COMPASS BANK, as Administrative Agent, WELLS FARGO BANK, NATIONAL ASSOCIATION, as Documentation Agent, and BBVA COMPASS, as Sole Lead Arranger and Sole Book Runner, (Filed herewith).

10.22.5.11	Amended, Restated and Consolidated Guaranty dated as of February 15, 2017, among PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, EOWS Midland Company and Prime Offshore L.L.C. in favor of Compass Bank, as Administrative Agent for the Lenders (Incorporated by reference to Exhibit 10.22.5.11 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2016).

10.22.5.12	Amended, Restated and Consolidated Pledge and Security Agreement dated as of February 15, 2017, among PrimeEnergy Corporation, PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, EOWS Midland Company and Prime Offshore L.L.C. and Compass Bank, as Administrative Agent for the Secured Parties (Incorporated by reference to Exhibit 10.22.5.12 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2016).

10.22.5.13	Amended, Restated and Consolidated Deed of Trust, Mortgage, Security Agreement, Assignment of Production and Financing Statement Dated as of May 5, 2017 (Incorporated by reference to Exhibit 10.22.5.13 to PrimeEnergy Corporation Form 10-Q for the quarter ended March 31, 2017).

10.22.5.14	Deed of Trust, Mortgage, Security Agreement, Assignment of Production and Financing Statement Dated as of May 5, 2017 (Incorporated by reference to Exhibit 10.22.5.14 to PrimeEnergy Corporation Form 10-Q for the quarter ended March 31, 2017).

10.22.5.15	Amended, Restated and Consolidated Mortgage of Oil and Gas Property, Security Agreement, Assignment of Production and Financing Statement Dated as of May 5, 2017 (Incorporated by reference to Exhibit 10.22.5.15 to PrimeEnergy Corporation Form 10-Q for the quarter ended March 31, 2017).

10.23.1	Loan and Security Agreement dated July 31, 2013, by and between JP Morgan Chase Bank, N.A. and Eastern Oil Well Service Company, EOWS Midland Company and Southwest Oilfield Construction Company (Incorporated by reference to Exhibit 10.23.1 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2013).

10.23.2	Business Purpose Promissory Note dated July 31, 2013, made by Eastern Oil Well Service Company, EOWS Midland Company and Southwest Oilfield Construction Company to JP Morgan Chase Bank N.A. (Incorporated by reference to Exhibit 10.23.2 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2013).

10.23.3	Guaranty dated July 31, 2013, made by PrimeEnergy Corporation in favor of JP Morgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.23.3 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2013).

Exhibit No.

10.23.4	Agreement of Equipment Substitution dated January 15, 2014, by and between JP Morgan Chase Bank, N.A. and Eastern Oil Well Service Company, EOWS Midland Company and Southwest Oilfield Construction Company (Incorporated by reference to Exhibit 10.23.4 to PrimeEnergy Corporation Form 10-Q for the quarter ended March 31, 2014).

10.24.1	Loan and Security Agreement dated July 29, 2014, by and between JP Morgan Chase Bank, N.A. and Eastern Oil Well Service Company, EOWS Midland Company and Southwest Oilfield Construction Company (Incorporated by reference to Exhibit 10.24.1 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2014).

10.24.2	Business Purpose Promissory Note dated July 29, 2014, made by Eastern Oil Well Service Company, EOWS Midland Company and Southwest Oilfield Construction Company to JP Morgan Chase Bank N.A. (Incorporated by reference to Exhibit 10.24.2 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2014).

10.24.3	Guaranty dated July 29, 2014, made by PrimeEnergy Corporation in favor of JP Morgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.24.3 to PrimeEnergy Corporation Form 10-Q for the quarter ended September 30, 2014).

10.25	Purchase and Sale Agreement dated as of January 25, 2017, among PrimeEnergy Corporation, PrimeEnergy Management Corporation, PrimeEnergy Operating Company, PrimeEnergy Asset and Income Fund, L.P. A-2, PrimeEnergy Asset and Income Fund, L.P. A-3, PrimeEnergy Asset and Income Fund, L.P. AA-2, and PrimeEnergy Asset and Income Fund, L.P. AA-4, as Sellers and Guidon Operating LLC, as Purchaser (Incorporated by reference to Exhibit 10.25 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2016).

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL (eXtensible Business Reporting Language) Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PrimeEnergy Corporation
(Registrant)

August 20, 2018	/s/ Charles E. Drimal, Jr.
(Date)	Charles E. Drimal, Jr.
President
Principal Executive Officer

August 20, 2018	/s/ Beverly A. Cummings
(Date)	Beverly A. Cummings
Executive Vice President
Principal Financial Officer