Form 10-K/A
period 2018-12-31
PRIMEENERGY RESOURCES CORP
filed 2019-04-17
CIK 56868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K amends the Annual Report on Form 10-K of Primeenergy Resources Corporation for the year ended December 31, 2018, which was originally filed with the U.S. Securities and Exchange Commission on April 16, 2019 (the “Original 10-K”) is being filed to amend Item 2. Properties and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Original 10-K in order to correct drafting errors in certain data in price and production tables that were inadvertently included in the Original 10-K. All other information contained in the original Form 10-K remains unchanged.

The following items are included in this amendment:

PART I - ITEM 2. Properties

PART II - ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

PART IV - ITEM 15 (b) Exhibits

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment No. 1. However, because no financial statements are contained within this Amendment, we are not including new certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Amendment does not reflect events occurring after April 16, 2019, the date of the filing of our Original 10-K, or modify or update those disclosures that may have been affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the Original 10-K.

PART I.

Item 2.	Properties

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

	2018	2017	2016
Average sales price per barrel of oil	$60.46	$49.85	$39.73
Average sales price per barrel of NGL	$27.79	$23.27	$15.60
Average sales price per Mcf of natural gas	$2.30	$2.73	$2.32
Average production costs per net equivalent barrel of oil(1)	$13.12	$14.30	$17.13

(1)	Net equivalent barrels are computed at a rate of 6 Mcf per barrel and costs exclude production taxes.

Average oil, NGL and gas prices received including the impact of derivatives were:

	2018	2017	2016
Average sales price per barrel of oil	$57.39	$49.70	$39.73
Average sales price per barrel of NGL	$27.40	$23.27	$15.60
Average sales price per Mcf of natural gas	$2.23	$2.73	$2.33

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

The following table represents certain reserve and well information as of December 31, 2018:

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

West Texas Region

Our West Texas activities are concentrated in the Permian Basin in Texas and New Mexico. The Spraberry field was discovered in 1949, encompasses eight counties in West Texas and the Company believes it is the largest oil field in the United States. The field is approximately 150 miles long and 75 miles wide at its widest point. The oil produced is West Texas Intermediate Sweet, and the gas produced is casing-head gas with an average energy content of 1,400 Btu. The oil and gas are produced primarily from six formations; the Upper and Lower Spraberry, the Wolfcamp, the Strawn and the Atoka, at depths ranging from 6,700 feet to 11,300 feet. This region is managed from our office in Midland, Texas. As of December 31, 2018, we had 519 wells (256 net) in the West Texas area, of which 361 wells are operated by us. Principal producing intervals are in the Spraberry, Wolfcamp and San Andres formations at depths ranging from 5,500 to 12,500 feet. Average net daily production in 2018 was 4,248 Boe. At December 31, 2018, we had 8,401 MBoe of proved reserves in the West Texas area, or 66% of our total proved reserves. We maintain an acreage position of approximately 20,292 gross (12,824 net) acres in the Permian Basin in West Texas, primarily in Reagan, Upton, Martin and Midland counties and believe this acreage has significant resource potential for horizontal drilling in the Spraberry, Jo Mill, and Wolfcamp intervals. We operate a field service group in this region utilizing nine workover rigs, five hot oiler trucks, one kill truck and one roustabout truck. Services including well service support, site preparation and construction services for drilling and workover operations are provided to third-party operators as well as utilized in our own operated wells and locations. At December 31, 2018, the Company was participating in three Probable Undeveloped horizontal drilling locations not included in the 2018 year-end reserve report. All three of these wells have been drilled and are expected to be completed and producing in the second quarter of 2019.

Part II.

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

Oil, NGL and gas sales increased $26.3 million, or 39.4% to $93.2 million for the year ended December 31, 2018 from $66.9 million for the year ended December 31, 2017. Crude oil, NGL and natural gas sales vary due to changes in volumes of production sold and realized commodity prices. Our realized prices at the well head increased an average of $10.61 per barrel, or 21.3% on crude oil, increased an average of $4.53 per barrel or 19.5% on NGL and decreased $0.43 per Mcf, or 15.7% on natural gas during 2018 as compared to 2017.

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

	Twelve months ended December 31,		Increase / (Decrease)	Increase / (Decrease)
	2018	2017
Barrels of Oil Produced	1,187,000	1,004,000	183,000	18.2%
Average Price Received	$60.46	$49.85	$10.61	21.3%

Oil Revenue (In 000’s)	$71,766	$50,041	$21,725	43.4%

Mcf of Gas Sold	3,735,000	3,571,000	164,000	4.6%
Average Price Received	$2.30	$2.73	$(0.43)	(15.7)%

Gas Revenue (In 000’s)	$8,590	$9,745	$(1,155)	(11.9)%

Barrels of Natural Gas Liquids Sold	463,000	305,000	158,000	51.8%
Average Price Received	$27.79	$23.27	$4.53	19.5%

Natural Gas Liquids Revenue (In 000’s)	$12,859	$7,097	$5,762	81.2%

Total Oil & Gas Revenue (In 000’s)	$93,215	$66,883	$26,332	39.4%

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

The following table summarizes the results of our derivative instruments for the twelve months ended December 2018 and 2017:

	Twelve months ended December 31,
	2018	2017
Oil derivatives – realized gains (losses)	$(3,642)	$(146)
Oil derivatives – unrealized gains (losses)	5,600	(1,720)

Total gains (losses) on oil derivatives	$1,958	$(1,866)
Natural gas derivatives – realized gains (losses)	$(278)	$(9)
Natural gas derivatives – unrealized gains (losses)	(394)	2,267

Total gains (losses) on natural gas derivatives	$(672)	$2,258
NGL derivatives – realized (losses)	$(175)	—
NGL derivatives – unrealized gains (losses)	124	—

Total gains (losses) on NGL derivatives	(51)	—

Total gains (losses) on oil, natural gas and NGL derivatives	$1,235	$392

Prices received for the twelve months ended December 31 2018 and 2017, respectively, including the impact of derivatives were:

	2018	2017	Increase / (Decrease)	Increase / (Decrease)
Oil Price	$57.39	$49.70	$7.70	15.5%
Gas Price	$2.23	$2.73	$(0.50)	(18.4)%
NGL Price	$27.40	$23.27	$4.13	17.7%

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

Part IV.

Item 15 (b).	Exhibits

The following exhibits are filed as a part of this report:

Exhibit No.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMEENERGY RESOURCES CORPORATION

Dated: April 17, 2019	By:	Charles E. Drimal, Jr.
Charles E. Drimal, Jr.
Chairman, President