Form 10-Q
period 2019-03-31
PRIMEENERGY RESOURCES CORP
filed 2019-05-20
CIK 56868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

(713) 735-0000

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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

The number of shares outstanding of each class of the Registrant’s Common Stock as of May 14, 2019 was: Common Stock, $0.10 par value 2,026,148 shares.

PrimeEnergy Resources Corporation

Index to Form 10-Q

March 31, 2019

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

PRIMEENERGY RESOURCES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS – Unaudited

(Thousands of dollars)

	March 31, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$8,251	$6,315
Accounts receivable, net	21,868	14,961
Prepaid obligations	585	640
Derivative asset short-term	71	1,674
Other current assets	677	144

Total Current Assets	31,452	23,734
Property and Equipment, at cost
Oil and gas properties (successful efforts method), net	220,263	223,669
Field and office equipment, net	6,534	6,756

Total Property and Equipment, Net	226,797	230,425

Derivative asset long-term and other assets.	281	893

Total Assets	$258,530	$255,052

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$15,963	$9,553
Accrued liabilities	8,579	18,431
Current portion of long-term debt	440	698
Current portion of asset retirement and other obligations	2,220	1,687
Derivative liability short-term	3,574	88
Due to Related Parties	—	5

Total Current Liabilities	30,776	30,462
Long-Term Bank Debt	73,524	65,547
Asset Retirement Obligations	19,593	19,647
Derivative Liability Long-Term	—	10
Deferred Income Taxes	32,037	32,828
Other Long-Term Obligations	619	555

Total Liabilities	156,549	149,049
Commitments and Contingencies
Equity
Common stock, $.10 par value; 2019 and 2018: Authorized and Issued: 2,810,000 shares; outstanding 2019: 2,033,956 shares; 2018: 2,039,919 shares	281	281
Paid-in capital	7,612	7,388
Retained earnings	122,606	125,644
Treasury stock, at cost; 2019: 776,044 shares; 2018: 770,081 shares	(32,039)	(31,304)

Total Stockholders’ Equity – PrimeEnergy	98,460	102,009
Non-controlling interest	3,521	3,994

Total Equity	101,981	106,003

Total Liabilities and Equity	$258,530	$255,052

PRIMEENERGY RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – Unaudited

Three Months Ended March 31, 2019 and 2018

(Thousands of dollars, except per share amounts)

	2019	2018
Revenues
Oil sales	$18,798	$20,101
Natural gas sales	2,235	2,363
Natural gas liquids sales	2,844	2,600
Realized gain (loss) on derivative instruments, net	78	(495)
Field service income	4,733	4,215
Administrative overhead fees	1,424	1,504
Unrealized (loss) on derivative instruments, net	(5,752)	(1,821)
Other income	59	—

Total Revenues	24,419	28,467
Costs and Expenses
Lease operating expense	8,076	8,579
Field service expense	3,665	3,210
Depreciation, depletion, amortization and accretion on discounted liabilities	9,258	7,923
General and administrative expense	6,876	5,976

Total Costs and Expenses	27,875	25,688
Gain on Sale and Exchange of Assets	666	2,472

(Loss) Income from Operations	(2,790)	5,251
Other Income (Expense)
Interest income	7	11
Interest expense	(975)	(862)

(Loss) Income Before (Benefit from) Provision for Income Taxes	(3,758)	4,400
(Benefit from) Provision for Income Taxes	(727)	1,099

Net (Loss) Income	(3,031)	3,301
Less: Net Income Attributable to Non-Controlling Interests	7	15

Net (Loss) Income Attributable to PrimeEnergy	$(3,038)	$3,286

Basic (Loss) Income Per Common Share	$(1.49)	$1.53

Diluted (Loss) Income Per Common Share	$(1.49)	$1.14

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY – Unaudited

Three Months Ended March 31, 2019 and 2018

(Thousands of dollars)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity – PrimeEnergy	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at December 31, 2017	3,836,397	$383	$8,729	$138,320	$(52,123)	$95,309	$7,130	$102,439
Repurchase 67,218 shares of common stock	—	—	—	—	(3,379)	(3,379)	—	(3,379)
Net income	—	—	—	3,286	—	3,286	15	3,301

Balance at March 31, 2018	3,836,397	$383	$8,729	$141,606	$(55,502)	$95,216	$7,145	$102,361

Balance at December 31, 2018	2,810,000	$281	$7,388	$125,644	$(31,304)	$102,009	$3,994	$106,003
Purchase 5,693 shares of common stock	—	—	—	—	(735)	(735)	—	(735)
Net income	—	—	—	(3,038)	—	(3,038)	7	(3,031)
Purchase of non-controlling interest	—	—	224	—	—	224	(480)	(256)

Balance at March 31, 2019	2,810,000	281	7,612	122,606	(32,039)	98,460	3,521	101,981

PRIMEENERGY RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

Three Months Ended March 31, 2019 and 2018

(Thousands of dollars)

	2019	2018
Cash Flows from Operating Activities:
Net (Loss) Income	$(3,031)	$3,301
Adjustments to reconcile net (loss) income to net cash used in by operating activities:
Depreciation, depletion, amortization and accretion on discounted liabilities	9,258	7,923
Gain on sale and exchange of assets	(666)	(2,472)
Unrealized loss on derivative instruments, net	5,752	1,821
(Benefit) Provision for deferred income taxes	(727)	905
Changes in assets and liabilities:
Accounts receivable	(6,907)	4,343
Due from related parties	—	(14)
Due to related parties	(5)	166
Prepaids and other assets	(478)	243
Accounts payable	6,410	(13,537)
Accrued liabilities	(9,852)	(4,264)

Net (Used in) Operating Activities	(246)	(1,585)

Cash Flows from Investing Activities:
Capital expenditures, including exploration expense	(5,213)	(10,734)
Proceeds from sale of properties and equipment	668	1,816

Net Cash (Used in) Investing Activities	(4,545)	(8,918)

Cash Flows from Financing Activities:
Purchase of stock for treasury	(735)	(3,379)
Purchase of non-controlling interests	(256)	—
Proceeds from long-term bank debt and other long-term obligations	8,000	27,300
Repayment of long-term bank debt and other long-term obligations	(282)	(13,439)

Net Cash Provided by Financing Activities	6,727	10,482

Net Increase (decrease) increase in Cash and Cash Equivalents	1,936	(21)
Cash and Cash Equivalents at the Beginning of the Period	6,315	8,438

Cash and Cash Equivalents at the End of the Period	$8,251	$8,417

Supplemental Disclosures:
Income taxes paid	$64	$5
Interest paid	$977	$772

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(1) Basis of Presentation:

The accompanying condensed consolidated financial statements of PrimeEnergy Resources Corporation (“PrimeEnergy” or the “Company”) have not been audited by independent public accountants. Pursuant to applicable Securities and Exchange Commission (“SEC”) rules and regulations, the accompanying interim financial statements do not include all disclosures presented in annual financial statements and the reader should refer to the Company’s Form 10-K for the year ended December 31, 2018. In the opinion of management, the accompanying interim condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018, the condensed consolidated results of operations, cash flows and equity for the three months ended March 31, 2019 and 2018.

As of March 31, 2019, PrimeEnergy’s significant accounting policies are consistent with those discussed in Note 1—Description of Operations and Significant Accounting Policies of its consolidated financial statements contained in PrimeEnergy’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, with the exception of Accounting Standards Update (ASU) 2016-02, “Leases (Topic 842)” discussed below. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation. The results for interim periods are not necessarily indicative of annual results. For purposes of disclosure in the condensed consolidated financial statements, subsequent events have been evaluated through the date the statements were issued.

Recently Adopted Accounting Pronouncements

Leases. In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” (“ASC 842”) which supersedes the lease recognition requirements in Accounting Standards Codification (“ASC”) 840, “Leases” (“ASC 840”), and requires lessees to recognize lease assets and lease liabilities for those leases previously classified as operating leases. The Company adopted ASC 842 as of January 1, 2019 using the modified retrospective transition method. The Company elected to apply the transition guidance under ASU 2018-11, “Leases (Topic 842) Targeted Improvements,” in which ASC 842 is applied at the adoption date, while the comparative periods continue to be reported in accordance with historic accounting under ASC 840. This standard does not apply to leases to explore for or use minerals, oil or gas resources, including the right to explore for those natural resources and rights to use the land in which those natural resources are contained.

ASC 842 allowed for the election of certain practical expedients at adoption to ease the burden of implementation. At implementation, the Company elected to (i) maintain the historical lease classification for leases prior to January 1, 2019, (ii) maintain the historical accounting treatment for land easements that existed at adoption, (iii) use historical practices in assessing the lease term of existing contracts at adoption, (iv) combine lease and non-lease components of a contract as a single lease and (v) not record short-term leases on the consolidated balance sheet, all in accordance with ASC 842.

As of March 31, 2019, the Company has operating lease assets and liabilities of $597 thousand on the consolidated balance sheet, in accordance with ASC 842. The adoption of ASC 842 did not have a material impact on the consolidated statements of operations and had no impact on cash flows. The Company did not record a change to its opening retained earnings as of January 1, 2019, as there was no material change to the timing or pattern of recognition of lease costs due to the adoption of ASC 842.

New Pronouncements Issued But Not Yet Adopted

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

(2) Acquisitions and Dispositions:

Historically the Company has repurchased the interests of the partners and trust unit holders in the oil and gas limited partnerships (the “Partnerships”) and the asset and business income trusts (the “Trusts”) managed by the Company as general partner and as managing trustee, respectively. The Company had no such repurchases during the three months ended March 31, 2018. During the three months ending March 31, 2019 the Company purchased such interest totaling $256,000.

During the first quarter of 2019 and 2018, the Company sold or farmed out interests in certain non-core oil and natural gas properties and undeveloped acreage through a number of separate, individually negotiated transactions in exchange for cash or cash and a royalty or working interest in Texas, Oklahoma, Kansas and Colorado. Proceeds under these agreements were $0.7 million and $2.8 million, respectively.

During the first quarter of 2018, the Company completed two transactions acquiring 464 net mineral acres, 53 oil and gas wells with working interests ranging from 16.6% to 33.4% and one commercial salt-water disposal well operated by the Company, all located in Reagan County, Texas, for $6,080,000.

(3) Additional Balance Sheet Information:

Certain balance sheet amounts are comprised of the following:

(Thousands of dollars)	March 31, 2019	December 31, 2018
Accounts Receivable:
Joint interest billing	$2,899	$1,976
Trade receivables	2,258	1,979
Oil and gas sales	11,377	6,112
Tax refund receivable	4,760	4,760
Other	798	358

	22,092	15,185
Less: Allowance for doubtful accounts	(224)	(224)

Total	$21,868	$14,961

Accounts Payable:
Trade	$8,682	$1,174
Royalty and other owners	5,165	6,197
Partner advances	1,197	1,143
Prepaid drilling deposits	160	214
Other	759	825

Total	$15,963	$9,553

Accrued Liabilities:
Compensation and related expenses	$3,345	$2,907
Property costs	5,085	14,993
Other	149	531

Total	$8,579	$18,431

(4) Property and Equipment:

Property and equipment at March 31, 2019 and December 31, 2018 consisted of the following:

(Thousands of dollars)	March 31, 2019	December 31, 2018
Proved oil and gas properties, at cost	$520,016	$514,821
Less: Accumulated depletion and depreciation	(299,753)	(291,152)

Oil and Gas Properties, Net	$220,263	$223,669

Field and office equipment	$27,406	$27,252
Less: Accumulated depreciation	(20,872)	(20,496)

Field and Office Equipment, Net	$6,534	$6,756

Total Property and Equipment, Net	$226,797	$230,425

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

At March 31, 2019, the Company had a total of $73.5 million of borrowings outstanding under its revolving credit facility at a weighted-average interest rate of 5.44% and $26.5 million available for future borrowings. The combined weighted average interest rate paid on outstanding bank borrowings subject to base rate and LIBO interest was 5.46% for the three months ended March 31, 2019 as compared to 5.25% for three months ended March 31, 2018. The Company’s borrowings under this credit facility approximates fair value because the interest rates are variable and reflective of market rates.

Equipment Loans:

On July 29, 2014, the Company entered into additional equipment financing facilities (“Additional Equipment Loans”) totaling $6.0 million with JP Morgan Chase Bank. In August 2014, the Company drew down $4.8 million of this facility that is secured by field service equipment, carries an interest rate of 3.40% per annum, requires monthly payments (principal and interest) of $87,800, and has a final maturity date of July 31, 2019. The remaining $1.2 million under the Additional Equipment Loans was available for interim draws to finance the acquisition of any future field service equipment. In December 2014, the Company made an interim draw of an additional $0.5 million on this facility that is secured by recently purchased field service equipment. Interim draws on this facility carried a floating interest rate; payable monthly at the LIBO published rate plus 2.50% and on June 26, 2015 converted into a fixed term loan, with a rate of 3.50% and requiring monthly payments (principal and interest) of $8,700 with a final maturity date of June 26, 2020. As of March 31, 2019, the Company had a total of $464 thousand outstanding on the Additional Equipment Loans.

On January 12, 2018, the Company made a principal payment towards the third interim loan in the amount of $20,858. Effective with the payment due of January 26, 2018 the required monthly payments (principal and interest) on this loan changed to $7,986 with a continuing effective rate of 3.50% and a final maturity of June 26, 2020.

The Company determined these loans are Level 3 liabilities in the fair-value hierarchy and estimated their fair value as $434 thousand and $2.097 million at March 31, 2019 and 2018, respectively, using a discounted cash flow model.

(6) Other Long-Term Obligations and Commitments:

Operating Leases:

The Company leases office facilities under operating leases and recognizes lease expense on a straight-line basis over the lease term. Operating lease right-of-use assets and liabilities are initially recorded at commencement date based on the present value of lease payments over the lease term. As most of the Company’s lease contracts do not provide an implicit discount rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Certain leases may contain variable costs above the minimum required payments and are not included in the right-of-use assets or liabilities. Leases may include renewal, purchase or termination options that can extend or shorten the term of the lease. The exercise of those options is at the Company’s sole discretion and is evaluated at inception and throughout the contract to determine if a modification of the lease term is required. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

Lease costs for the three months ended March 31, 2019 were $149 thousand. Cash paid for amounts included in lease costs for the three months ended March 31, 2019 were $138 thousand. The weighted-average remaining lease terms is 14 months and the weighted-average discount rate is 5.5%.

The payment schedule for the Company’s operating lease obligations as of March 31, 2019 is as follows:

(Thousands of dollars)	Operating Leases
2019	$445
2020	155
2021	17

Total undiscounted lease payments	$617
Less: Amount associated with discounting	(20)

Net operating lease liabilities	$597

Asset Retirement Obligation:

A reconciliation of the liability for plugging and abandonment costs for the three months ended March 31, 2019 is as follows:

(Thousands of dollars)	March 31, 2019
Asset retirement obligation at December 31, 2018	$21,334
Liabilities incurred	—
Liabilities settled	(334)
Accretion expense	280
Revisions in estimated liabilities	—

Asset retirement obligation at March 31, 2019	$21,280

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

(8) Stock Options and Other Compensation:

In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. At March 31, 2019 and 2018, remaining options held by two key executive officers on 767,500 shares were outstanding and exercisable at prices ranging from $1.00 to $1.25. According to their terms, the options have no expiration date.

(9) Related Party Transactions:

The Company, as managing general partner or managing trustee, makes an annual offer to repurchase the interests of the partners and trust unit holders in certain of the Partnerships or Trusts. The Company purchased interests totaling $256,000 for the three months ended March 31, 2019.

Payables owed to related parties primarily represent receipts collected by the Company as agent for the joint venture partners, which may include members of the Company’s Board of Directors, for oil and gas sales net of expenses.

(10) Financial Instruments

Fair Value Measurements:

Authoritative guidance on fair value measurements defines fair value, establishes a framework for measuring fair value and stipulates the related disclosure requirements. The Company follows a three-level hierarchy, prioritizing and defining the types of inputs used to measure fair value. The fair values of the natural gas, crude oil price swaps and natural gas liquid swaps are designated as Level 3. The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018:

March 31, 2019	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2019
(Thousands of dollars)
Assets
Commodity derivative contracts	$—	$—	$—	$118

Total assets	—	$—	$—	$118

Liabilities
Commodity derivative contracts	$—	$—	$—	$(3,574)

Total liabilities	$—	$—	$—	$(3,574)

December 31, 2018	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2018
(Thousands of dollars)
Assets
Commodity derivative contracts	$—	$—	$2,394	$2,394

Total assets	$—	$—	$2,394	$2,394

Liabilities
Commodity derivative contract	$—	$—	$(98)	$(98)

Total liabilities	$—	$—	$(98)	$(98)

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

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the three months ended March 31, 2019.

(Thousands of dollars)
Net Asset– December 31, 2018	$2,296
Total realized and unrealized (gains) losses:
Included in earnings (a)	(5,674)
Purchases, sales, issuances and settlements	(78)

Net Liabilities—March 31, 2019	$(3,456)

a)	Derivative instruments are reported in revenues as realized gain (loss) and on a separately reported line item captioned unrealized gain (loss) on derivative instruments.

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

Interest rate swap derivatives are treated as cash-flow hedges and are used to fix our floating interest rates on existing debt. The value of interest rate swaps if applicable, would be recorded in accumulated other comprehensive loss, net of tax. There are no current interest rate swaps for the periods ending March 31, 2019 and December 31, 2018.

The following table sets forth the effect of derivative instruments on the consolidated balance sheets at March 31, 2019 and December 31, 2018:

		Fair Value
(Thousands of dollars)	Balance Sheet Location	March 31, 2019	December 31, 2018
Asset Derivatives:
Derivatives not designated as cash-flow hedging instruments:
Natural gas commodity contracts	Derivative asset short-term	$2	$63
Natural gas liquid contracts	Derivative asset short-term	69	138
Crude oil commodity contracts	Derivative asset short-term	—	1,473
Natural gas commodity contracts	Derivative asset long-term and other assets	—	7
Crude oil commodity contracts	Derivative asset long-term and other assets	—	713
Natural gas liquid contracts	Derivative asset long-term and other assets	47	—

Total		$118	$2,394

Liability Derivatives:
Derivatives not designated as cash-flow hedging instruments:
Crude oil commodity contracts	Derivative liability short-term	$(3,552)	$—
Natural gas commodity contracts	Derivative liability short-term	(22)	(75)
Natural gas liquid contracts	Derivative liability short-term	—	(13)
Natural gas commodity contracts	Derivative liability long-term	—	(10)

Total		$(3,574)	$(98)

Total derivative instruments		$(3,456)	$2,296

The following table sets forth the effect of derivative instruments on the consolidated statements of operations for the three month period ended March 31, 2019 and 2018:

	Location of gain (loss) recognized in income	Amount of gain/loss recognized in income
(Thousands of dollars)		2019	2018
Derivatives not designated as cash-flow hedge instruments:
Natural gas commodity contracts	Unrealized (loss) on derivative instruments, net	$(5)	$(79)
Crude oil commodity contracts	Unrealized (loss) on derivative instruments, net	(5,738)	(1,868)
Natural gas liquids contracts	Unrealized (loss) gain on derivative instruments, net	(9)	126
Natural gas commodity contracts	Realized (loss) on derivative instruments, net	(12)	(20)
Crude oil commodity contracts	Realized gain (loss) on derivative instruments, net	88	(478)
Natural gas liquids contracts	Realized gain on derivative instruments, net	2	2

		$(5,674)	$(2,317)

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

	Three Months Ended March 31,
	2019			2018
	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount
Basic	$(3,038)	2,037,080	$(1.49)	$3,286	2,142,396	$1.53
Effect of dilutive securities:
Options (a)	—	—		—	751,326

Diluted	$(3,038)	2,037,080	$(1.49)	$3,286	2,893,722	$1.14

(a)	The effect of the 767,500 outstanding stock option is anti-dilutive for the three months ended March 31, 2019 due to net loss for the period.

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

We are the operator of the majority of our developed and undeveloped acreage which is nearly all held by production. In the Permian Basin of West Texas and eastern New Mexico the Company maintains an acreage position of approximately 20,400 gross (12,700 net) acres, 97% of which is located in Reagan, Upton, Martin, and Midland counties of Texas where our current horizontal drilling activity is focused. We believe this acreage has significant resource potential in the Spraberry and Wolfcamp intervals for additional horizontal drilling that could support the drilling of as many as 250 additional horizontal wells. In Oklahoma we maintain an acreage position of approximately 81,800 gross (10,900 net) acres. Our Oklahoma horizontal development is focused primarily in Canadian, Kingfisher, Grady, and Garvin counties. We believe approximately 2,215 net acres in these counties hold significant additional resource potential that could support the drilling of as many as 161 new horizontal wells based on an estimate of four to ten wells per section, depending on the reservoir target area. Should we choose to participate with a working interest in future development, our share of these future capital expenditures would be approximately $82 million at an average 10% ownership level.

Future development plans are established based on various factors, including the expectation of available cash flows from operations and availability of funds under our revolving credit facility.

District Information:

The following table represents certain reserve and well information as of December 31, 2018.

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

Reserve Information:

Our interests in proved developed and undeveloped oil and gas properties, including the interests held by the Partnerships, have been evaluated by Ryder Scott Company, L.P. for each of the three years ended December 31, 2018. In matters related to the preparation of our reserve estimates, our district managers report to the Engineering Data manager, who maintains oversight and compliance responsibility for the internal reserve estimate process and provides oversight for the annual preparation of reserve estimates of 100% of our year-end reserves by our independent third-party engineers, Ryder Scott Company, L.P. The members of our district and central groups consist of degreed engineers and geologists with between approximately twenty and thirty-five years of industry experience, and over ten years of experience managing our reserves. Our Engineering Data manager, the technical person primarily responsible for overseeing the preparation of reserves estimates, has over twenty-five years of experience, holds a Bachelor’s degree in Geology and an MBA in finance and is a member of the Society of Petroleum Engineers and American Association of Petroleum Geologist.

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

In 2018, the Company completed and put on production nine horizontal wells in West Texas and six horizontal wells in Oklahoma. Proved Developed reserves at year-end included an additional eight Shut-In horizontal wells in West Texas that have been brought on production in February, 2019 and five Shut-In horizontal wells in Oklahoma brought on production in March, 2019. In addition, at December 31, 2018, our reserve report included 43 MBoe of proved undeveloped reserves attributable to eight horizontal wells drilled in Oklahoma. These eight wells are expected to be completed and put on production in the second quarter of 2019.

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

“Proved developed” oil and gas reserves are reserves that can be expected to be recovered from existing wells with existing equipment and operating methods. “Proved undeveloped” oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a major expenditure is required before the well is put on production. Our reserves include amounts attributable to non-controlling interests in the Partnerships. These interests represent less than 3% of our reserves.

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

RECENT ACTIVITIES

In 2018, the Company participated in a total of 28 gross (6.1 net) horizontal wells. Capital investment in this group of wells was approximately $41 million net to the Company. In 2018, nine horizontal wells, drilled in our West Texas horizontal development program, were completed and brought on production and six horizontal wells in our Scoop-Stack horizontal development program of Oklahoma were completed and producing by year-end. In addition, the Company had 13 new horizontal wells completed in 2018 that have been brought into production in the first quarter of 2019: eight are located in West Texas and five are located in Oklahoma.

In the first quarter of 2019, in our West Texas horizontal drilling program, the Company participated for 49.3% interest in eight wells that were brought on production in February. The total cost for drilling, completion and facilities for these eight wells will be approximately $48.2 million, with the Company’s share being approximately $23.8 million.

Also in our West Texas horizontal drilling program, in 2019, the Company is participating in two horizontal wells for 46% interest each, one targeting the Jo Mill and one the Lower Spraberry; and we are participating in a third horizontal well for 5.3% interest, targeting the Wolfcamp “A” reservoir. All three wells are in the clean out process after being recently fracture stimulated and are expected to be on-line in June of this year. These wells were designated as Probable Undeveloped as of December 31, 2018 and, therefore, were not included in the proved reserves of our year-end reserve report. PrimeEnergy’s share of the gross $26 million drilling and completion costs for these wells will be approximately $8.6 million. These three horizontals are important tests of the economic viability of each target reservoir not only for the 1,300 acre block in which they were drilled, where Prime holds between 5% and 48% working interest, but also for our nearby 2,600 leasehold acre block that we believe holds the same potential.

If favorable results are achieved from these three probable undeveloped wells described above, an additional 21 locations are likely to be drilled in the near future in this 1,300 acre block at a gross cost of approximately $182 million, with the Company’s share being approximately $60 million. In the nearby 2,600 acre block, Prime holds from 14% to 56% interest, and if favorable results do occur it is likely to spur the drilling of as many as 96 additional horizontal wells on this block over the coming years. The gross cost of 96 wells here would be approximately $748 million with the Company’s share being approximately $284 million. The actual number of wells that will be drilled, the cost, and the timing of drilling will vary based upon many factors, including commodity market conditions.

In the Permian Basin of West Texas, the Company maintains an acreage position of approximately 20,400 gross (12,700 net) acres, primarily in Reagan, Upton, Martin and Midland counties and we believe this acreage has significant resource potential in as many as 10 reservoirs, including benches of the Spraberry, Jo Mill, and Wolfcamp formations that support drilling potential for as many as 250 additional horizontal wells.

In Oklahoma, in 2018, the Company participated in 11 wells drilled and completed by December 31, 2018, however, six of these were designated as Shut-In at year-end. In March 2019, these six wells were brought into production. Also during 2018, the Company participated in the drilling of seven wells in Oklahoma that were designated as Proved Undeveloped at year-end, as these had not yet been completed. The Company has 10% interest in one of these seven wells and less than one percent interest in the remaining six. All seven of these wells are located in Grady County, Oklahoma and the estimated total expenditure is approximately $1.46 Million net to the Company’s interest. We anticipate these seven wells will be completed and put into production in the second quarter of 2019.

In Oklahoma, the Company’s horizontal activity is primarily focused in Canadian, Grady, Kingfisher, and Garvin counties where we have approximately 2,215 net leasehold acres. We believe this acreage has significant additional resource potential that could support the drilling of as many as 161 new horizontal wells based on an estimate of four to ten wells per section, depending on the reservoir target area. Should we choose to participate with a working interest in future development, our share of these future capital expenditures would be approximately $82 million at an average 10% ownership level; the Company will otherwise sell its rights for cash, or cash plus a royalty or working interest.

RESULTS OF OPERATIONS

2019 and 2018 Compared

We report a net loss of $3.04 million, $1.49 per share, for the three months ended March 2018 compared with net income of $3.29 million, $1.53 per share, for the same period of 2018. The current year net loss reflects an unrealized loss on derivatives, decreases in oil, gas and NGLs sales due to lower commodity prices and a decrease in gains related to the sale of acreage during the three months ended March 2019 compared to the same period in 2018. The significant components of income and expense are discussed below.

Oil, gas and NGLs sales decreased $1.2 million, or 4.7% from $25.1 million for the three months ended March 31, 2018 to $23.9 million for the three months ended March 31, 2019. Sales vary due to changes in volumes of production sold and realized commodity prices. Our realized prices decreased an average of, $9.43 per barrel, or 15% on crude oil, decreased an average of $0.25 per mcf, or 10% on natural gas and decreased an average of $5.98 per barrel, or 23% on NGLs, during the three months ended March 31, 2019 from the same period in 2018.

Our crude oil production increased by 33,000 barrels, or 10% from 323,000 barrels for the first quarter 2018 to 356,000 barrels for the first quarter 2019. Our natural gas production increased by 41,000 mcf, or 5% from 907,000 mcf for the first quarter 2018 to 948,000 mcf for the first quarter 2019. Our natural gas liquids production increased by 42,000 barrels, or 42% from 100,000 barrels for the first quarter 2018 to 142,000 barrels for the first quarter 2019. The net increase in production volumes reflect by production from new wells added in February and March 2019, offset with the natural decline of the previously existing properties.

The following table summarizes the primary components of production volumes and average sales prices realized for the three months ended March 31, 2019 and 2018 (excluding realized gains and losses from derivatives).

		Three Months Ended March 31,
	2019	2018	Increase / (Decrease)	Increase / (Decrease)
Barrels of Oil Produced	356,000	323,000	33,000	10%
Average Price Received	$52.80	$62.23	$(9.43)	(15)

Oil Revenue (In 000’s)	$18,798	$20,101	$(1,303)	6%

Mcf of Gas Sold	948,000	907,000	41,000	5%
Average Price Received	$2.36	$2.61	$(0.25)	(10)%

Gas Revenue (In 000’s)	$2,235	$2,363	$(128)	(5)%

Barrels of Natural Gas Liquids Sold	142,000	100,000	42,000	42%
Average Price Received	$20.02	$26.00	$(5.98)	(23)%

Natural Gas Liquids Revenue (In 000’s)	$2,844	$2,600	$244	9%

Total Oil & Gas Revenue (In 000’s)	$23,877	$25,064	$1,187	(5)%

Realized net losses on derivative instruments include net gains of $0.002 million and $0.089 million on the settlements of natural gas liquids and crude oil derivatives, and net losses on the settlements of natural gas derivatives, respectively for the first quarter 2019, and net losses of $0.02 million and $0.48 million on the settlements of natural gas and crude oil derivatives, and net gains on the settlements of natural gas liquids derivatives, respectively for the first quarter 2018.

We do not apply hedge accounting to any of our commodity-based derivatives, thus changes in the fair market value of commodity contracts held at the end of a reported period, referred to as mark-to-market adjustments, are recognized as unrealized gains and losses in the accompanying condensed consolidated statements of operations. As oil and natural gas prices remain volatile, mark-to-market accounting treatment creates volatility in our revenues. Changes in market values in the first quarter of 2018 resulted in net unrealized losses of $0.08 million associated with natural gas fixed swap contracts and $1.87 million associated with crude oil fixed swaps and $0.13 million in net unrealized gains associated with natural gas liquids fixed swaps. Changes in market values in the first quarter of 2019 resulted in net unrealized losses of $5.738 million, $0.005 million and $0.009 million associated with crude oil fixed swaps, natural gas fixed swap contracts and natural gas liquids fixed swaps, respectively.

Prices received for the three months ended March 31, 2019 and 2018, respectively, including the impact of derivatives were:

	2019	2018
Oil Price	$53.09	$60.75
Gas Price	$2.34	$2.58
NGLS Price	$20.07	$25.98

Field service income increased $0.5 million or 12% for the first quarter 2019 to $4.7 million from $4.2 for the first quarter 2018. This increase is a combined result of increased utilization and rates charged to customers during the 2019 period. Workover rig services, hot oil treatments, salt water hauling and disposal represent the bulk of our field service operations.

Lease operating expense decreased $0.5 million or 20% from $8.58 million for the first quarter 2018 to $8.08 million for the first quarter 2019. This decrease is primarily due to the sales of high lifting cost properties during 2018 combined with lower production taxes related to lower commodity prices, offset by costs related to new wells brought on-line and general rate increases on vendor services during the first three months of 2019 as compared to the same period of 2018.

Field service expense increased $0.45 million or 14% to $3.67 million for the first quarter 2019 from $3.21 million for the first quarter 2018. Field service expenses primarily consist of salaries and vehicle operating expenses which have increased during the three months ended March 31, 2019 over the same period of 2018 as a direct result of increased services and utilization of the equipment.

Depreciation, depletion, amortization and accretion on discounted liabilities increased $1.3 million or 16.8% from $7.92 million for the first quarter 2018 to $9.23 million for the first quarter 2019 reflecting the increased production related to new wells placed on production late in 2018 and the first quarter of 2019.

General and administrative expense increased $4.24 million, or 244% from $5.98 million for the three months ended March 31, 2018 to $6.88 million for the three months ended March 31, 2019. This increase in 2019 reflects the combination of a reduction in reimbursements related to the decrease in gains on sales of properties from 2018 to 2019, and increases in personnel costs.

Gain on sale and exchange of assets decreased $1.08 million from $2.47 million for the three months ended March 31, 2018 to $0.66 million for the three months ended March 31, 2019. These sales primarily consist of sales of non-essential oil and gas interests and field service equipment.

Interest expense increased $0.12 million or 42% from $0.86 million for the first quarter 2018 to $0.98 million for the first quarter 2018. This increase reflects the increase in current borrowings under our revolving credit agreement.

Income tax benefit and expense for the March 31, 2018 and 2019 quarters varied due to the change in net income for those periods.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flows generated from operations, through our producing oil & gas properties and field services business, and from sales of non-core acreage.

Net cash used in our operating activities for the three months ended March 31, 2019 was $0.25 million compared to $1.59 million for the three months ended March 31, 2018. Excluding the effects of significant unforeseen expenses or other income, our cash flow from operations fluctuates primarily because of variations in oil and gas production and prices or changes in working capital accounts. Our oil and gas production will vary based on actual well performance but may be curtailed due to factors beyond our control.

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

The Company maintains Equipment Financing term loans with JPMorgan Chase with a current outstanding balance of $369 thousand as of May 14, 2019. We intend to pay off the balance of these loans by June 1, 2019.

We currently maintain a credit facility totaling $300 million, with a borrowing base of $100 million. As of May 14, 2019 the Company has $71.5 million in outstanding borrowings and $28.5 million in availability under this facility. The bank reviews the borrowing base semi-annually and, at their discretion, may decrease or propose an increase to the borrowing base relative to a redetermined estimate of proved oil and gas reserves. The next borrowing base review is scheduled for June 2019. Our oil and gas properties are pledged as collateral for the line of credit and we are subject to certain financial and operational covenants defined in the agreement. We are currently in compliance with these covenants and expect to be in compliance over the next twelve months. If we do not comply with these covenants on a continuing basis, the lenders have the right to refuse to advance additional funds under the facility and/or declare all principal and interest immediately due and payable. Our borrowing base may decrease as a result of lower natural gas or oil prices, operating difficulties, declines in reserves, lending requirements or regulations, the issuance of new indebtedness or for other reasons set forth in our revolving credit agreement. In the event of a decrease in our borrowing base due to declines in commodity prices or otherwise, our ability to borrow under our revolving credit facility may be limited and we could be required to repay any indebtedness in excess of the redetermined borrowing base.

Our credit agreement required us to hedge a portion of our production as forecasted for the PDP reserves included in our borrowing base review engineering reports. Accordingly the Company has in place the following swap agreements for oil and natural gas.

	2019	2020	2019	2020
Natural Gas (MMBTU)	360,000	180,000	$2.72	$2.95
Natural Gas Liquids (barrels)	45,000	—	$21.66	—
Oil (barrels)	404,000	225,500	$53.00	$58.43

Maintaining a strong balance sheet and ample liquidity are key components of our business strategy. For 2019, we will continue our focus on preserving financial flexibility and ample liquidity as we manage the risks facing our industry. Our 2019 capital budget is reflective of decreased commodity prices and has been established based on an expectation of available cash flows, with any cash flow deficiencies expected to be funded by borrowings under our revolving credit facility. As we have done historically to preserve or enhance liquidity we may adjust our capital program throughout the year, divest non-strategic assets, or enter into strategic joint ventures. We are actively in discussions with financial partners for funding to develop our asset base and, if required, pay down our revolving credit facility should our borrowing base become limited due to the deterioration of commodity prices.

We have in place both a stock repurchase program and a limited partnership interest repurchase program under which we expect to continue spending during 2019. As of May 14, 2019, we have spent $2.085 million under these programs during 2019.

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

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	RISK FACTORS

The Company is a smaller reporting company and no response is required pursuant to this Item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities by the Company during the period covered by this report.

During the three months ended March 31, 2019, the Company purchased the following shares of common stock as treasury shares.

2019 Month	Number of Shares	Average Price Paid per share	Maximum Number of Shares that May Yet Be Purchased Under The Program at Month - End (1)
January	1,386	$80.50	192,077
February	2,716	$122.36	189,361
March	1,861	$156.23	187,500

Total/Average	5,963	$123.20

(1)

In December 1993, we announced that the Board of Directors authorized a stock repurchase program whereby we may purchase outstanding shares of the common stock from time-to-time, in open market transactions or negotiated sales. On October 31, 2012 and June 13, 2018, the Board of Directors of the Company approved an additional 500,000 and 200,000 respectively, shares of the Company’s stock to be included in the stock repurchase program. A total of 3,700,000 shares have been authorized, to date, under this program. Through March 31, 2019, a total of 3,512,500 shares have been repurchased under this program for $69,471,064 at an average price of $19.78 per share. Additional purchases of shares may occur as market conditions warrant. We expect future purchases will be funded with internally generated cash flow or from working capital.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	RESERVED

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit No.

3.1	Certificate of Incorporation of PrimeEnergy Resources Corporation, as amended and restated of December 21, 2018, (filed as Exhibit 3.1 of PrimeEnergy Resources Corporation Form 8-K on December 27, 2018, and incorporated herein by reference).

3.2	Bylaws of PrimeEnergy Resources Corporation as amended and restated as of May 20, 2015 (filed as Exhibit 3.2 of PrimeEnergy Resources Corporation Form 8-K on May 21, 2015 and incorporated herein by reference).

10.18	Composite copy of Non-Statutory Option Agreements (Incorporated by reference to Exhibit 10.18 of PrimeEnergy Resources Corporation Form 10-K for the year ended December 31, 2004).

10.22.5.10	Third Amended and Restated Credit Agreement dated as of February 15, 2017 among PrimeEnergy Resources Corporation, as Borrower, Compass Bank, as Administrative Agent and Lender, Wells Fargo, National Association, as Document Agent, the Lenders Party Hereto (Compass Bank, Wells Fargo, National Association, Citibank, N.A.) and BBVA Compass Bank, as Letter of Credit Issuer and Sole Lead Arranger and Sole Bookrunner (Incorporated by reference to Exhibit 10.22.5.10 to PrimeEnergy Resources Corporation Form 10-K for the year ended December 31, 2016).

10.22.5.10.1	FIRST AMENDMENT TO THIRD AMENDED AND RESTATED CREDIT AGREEMENT dated as of December 22, 2017 among PRIMEENERGY RESOURCES CORPORATION, as Borrower, THE LENDERS PARTY HERETO, COMPASS BANK, as Administrative Agent, WELLS FARGO BANK, NATIONAL ASSOCIATION, as Documentation Agent, and BBVA COMPASS, as Sole Lead Arranger and Sole Book Runner, (Incorporated by reference to Exhibit 10.22.5.10.1 to PrimeEnergy Resources Corporation Form 10-K for the year ended December 31, 2017).

10.22.5.10.2	SECOND AMENDMENT TO THIRD AMENDED AND RESTATED CREDIT AGREEMENT dated as of July 17, 2018 among PRIMEENERGY CORPORATION, as Borrower, THE LENDERS PARTY HERETO, COMPASS BANK, as Administrative Agent, WELLS FARGO BANK, NATIONAL ASSOCIATION, as Documentation Agent, and BBVA COMPASS, as Sole Lead Arranger and Sole Book Runner, (Incorporated by reference to Exhibit 10.22.5.10.2 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2018).

10.22.5.10.3	THIRD AMENDMENT TO THIRD AMENDED AND RESTATED CREDIT AGREEMENT dated as of January 8, 2019, among PRIMEENERGY RESOURCES CORPORATION, as Borrower, THE LENDERS PARTY HERETO, COMPASS BANK, as Administrative Agent, WELLS FARGO BANK, NATIONAL ASSOCIATION, as Documentation Agent, and BBVA COMPASS, as Sole Lead Arranger and Sole Book Runner (Incorporated by reference to Exhibit 10.22.5.10.3 to PrimeEnergy Resources Corporation Form 10-K for the year ended December 31, 2018).

10.22.5.11	Amended, Restated and Consolidated Guaranty dated as of February 15, 2017, among PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, EOWS Midland Company and Prime Offshore L.L.C. in favor of Compass Bank, as Administrative Agent for the Lenders (Incorporated by reference to Exhibit 10.22.5.11 to PrimeEnergy Resources Corporation Form 10-K for the year ended December 31, 2016).

10.22.5.12	Amended, Restated and Consolidated Pledge and Security Agreement dated as of February 15, 2017, among PrimeEnergy Resources Corporation, PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, EOWS Midland Company and Prime Offshore L.L.C. and Compass Bank, as Administrative Agent for the Secured Parties (Incorporated by reference to Exhibit 10.22.5.12 to PrimeEnergy Resources Corporation Form 10-K for the year ended December 31, 2016).

10.22.5.13	Amended, Restated and Consolidated Deed of Trust, Mortgage, Security Agreement, Assignment of Production and Financing Statement Dated as of May 5, 2017 (Incorporated by reference to Exhibit 10.22.5.13 to PrimeEnergy Resources Corporation Form 10-Q for the quarter ended March 31, 2017).

10.22.5.14	Deed of Trust, Mortgage, Security Agreement, Assignment of Production and Financing Statement Dated as of May 5, 2017 (Incorporated by reference to Exhibit 10.22.5.14 to PrimeEnergy Resources Corporation Form 10-Q for the quarter ended March 31, 2017).

10.22.5.15	Amended, Restated and Consolidated Mortgage of Oil and Gas Property, Security Agreement, Assignment of Production and Financing Statement Dated as of May 5, 2017 (Incorporated by reference to Exhibit 10.22.5.15 to PrimeEnergy Resources Corporation Form 10-Q for the quarter ended March 31, 2017).

Exhibit No.

10.23.1	Loan and Security Agreement dated July 31, 2013, by and between JP Morgan Chase Bank, N.A. and Eastern Oil Well Service Company, EOWS Midland Company and Southwest Oilfield Construction Company (Incorporated by reference to Exhibit 10.23.1 to PrimeEnergy Resources Corporation Form 10-Q for the quarter ended September 30, 2013).

10.23.2	Business Purpose Promissory Note dated July 31, 2013, made by Eastern Oil Well Service Company, EOWS Midland Company and Southwest Oilfield Construction Company to JP Morgan Chase Bank N.A. (Incorporated by reference to Exhibit 10.23.2 to PrimeEnergy Resources Corporation Form 10-Q for the quarter ended September 30, 2013).

10.23.3	Guaranty dated July 31, 2013, made by PrimeEnergy Resources Corporation in favor of JP Morgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.23.3 to PrimeEnergy Resources Corporation Form 10-Q for the quarter ended September 30, 2013).

10.23.4	Agreement of Equipment Substitution dated January 15, 2014, by and between JP Morgan Chase Bank, N.A. and Eastern Oil Well Service Company, EOWS Midland Company and Southwest Oilfield Construction Company (Incorporated by reference to Exhibit 10.23.4 to PrimeEnergy Resources Corporation Form 10-Q for the quarter ended March 31, 2014).

10.24.1	Loan and Security Agreement dated July 29, 2014, by and between JP Morgan Chase Bank, N.A. and Eastern Oil Well Service Company, EOWS Midland Company and Southwest Oilfield Construction Company (Incorporated by reference to Exhibit 10.24.1 to PrimeEnergy Resources Corporation Form 10-Q for the quarter ended September 30, 2014).

10.24.2	Business Purpose Promissory Note dated July 29, 2014, made by Eastern Oil Well Service Company, EOWS Midland Company and Southwest Oilfield Construction Company to JP Morgan Chase Bank N.A. (Incorporated by reference to Exhibit 10.24.2 to PrimeEnergy Resources Corporation Form 10-Q for the quarter ended September 30, 2014).

10.24.3	Guaranty dated July 29, 2014, made by PrimeEnergy Resources Corporation in favor of JP Morgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.24.3 to PrimeEnergy Resources Corporation Form 10-Q for the quarter ended September 30, 2014).

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL (eXtensible Business Reporting Language) Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PrimeEnergy Resources Corporation
(Registrant)

May 20, 2019	/s/ Charles E. Drimal, Jr.
(Date)	Charles E. Drimal, Jr.
President
Principal Executive Officer

May 20, 2019	/s/ Beverly A. Cummings
(Date)	Beverly A. Cummings
Executive Vice President
Principal Financial Officer