Form 10-Q
period 2019-06-30
PRIMEENERGY RESOURCES CORP
filed 2019-08-14
CIK 56868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

(713) 735-0000

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.10 (per share)	PNRG	NASDAQ

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings required for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of each class of the Registrant’s Common Stock as August 9, 2019 was: Common Stock, $0.10 par value 2,010,613 shares.

PrimeEnergy Resources Corporation

Index to Form 10-Q

June 30, 2019

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

PRIMEENERGY RESOURCES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS – Unaudited

(Thousands of dollars)

	June 30, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$2,821	$6,315
Accounts receivable, net	16,848	14,961
Prepaid obligations	485	640
Derivative asset short-term	1,081	1,674
Other current assets	139	144

Total Current Assets	21,374	23,734
Property and Equipment, at cost
Oil and gas properties (successful efforts method), net	216,123	223,669
Field and office equipment, net	6,905	6,756

Total Property and Equipment, Net	223,028	230,425

Derivative asset long-term and other assets.	623	893

Total Assets	$245,025	$255,052

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$13,440	$9,553
Accrued liabilities	6,767	18,431
Current portion of long-term debt	—	698
Current portion of asset retirement and other obligations	2,098	1,687
Derivative liability short-term	1,675	88
Due to Related Parties	—	5

Total Current Liabilities	23,980	30,462
Long-Term Bank Debt	62,000	65,547
Asset Retirement Obligations	19,377	19,647
Derivative Liability Long-Term	—	10
Deferred Income Taxes	33,534	32,828
Other Long-Term Obligations	608	555

Total Liabilities	139,499	149,049
Commitments and Contingencies
Equity
Common stock, $.10 par value; 2019 and 2018: Authorized and Issued: 2,810,000 shares; outstanding 2019: 2,017,508 shares; 2018: 2,039,919 shares	281	281
Paid-in capital	7,612	7,388
Retained earnings	128,381	125,644
Treasury stock, at cost; 2019: 792,492 shares; 2018: 770,081 shares	(34,316)	(31,304)

Total Stockholders’ Equity – PrimeEnergy	101,958	102,009
Non-controlling interest	3,568	3,994

Total Equity	105,526	106,003

Total Liabilities and Equity	$245,025	$255,052

PRIMEENERGY RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – Unaudited

Three and six months ended June 30, 2019 and 2018

(Thousands of dollars, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Oil sales	$19,644	$16,622	$38,442	$36,723
Natural gas sales	1,355	1,989	3,590	4,352
Natural gas liquids sales	2,375	3,098	5,219	5,698
Realized loss on derivative instruments, net	(851)	(1,081)	(773)	(1,576)
Field service income	4,757	4,447	9,490	8,662
Administrative overhead fees	1,388	1,426	2,812	2,930
Unrealized gain (loss) on derivative instruments, net	2,862	(4,136)	(2,890)	(5,957)
Other income	4	22	63	22

Total Revenues	31,534	22,387	55,953	50,854
Costs and Expenses
Lease operating expense	8,149	8,757	16,225	17,336
Field service expense	3,979	3,219	7,644	6,429
Depreciation, depletion, amortization and accretion on discounted liabilities	9,292	7,909	18,550	15,832
General and administrative expense	2,895	2,571	9,771	8,547

Total Costs and Expenses	24,315	22,456	52,190	48,144
Gain on Sale and Exchange of Assets	1,023	185	1,689	2,657

Income from Operations	8,242	116	5,452	5,367
Other Income (Expense)
Interest Income	3	12	10	23
Interest (Expense)	(1,013)	(917)	(1,988)	(1,779)

Income (Loss) Before Income Taxes	7,232	(789)	3,474	3,611
Income Taxes Expense (Benefit)	1,410	(192)	683	907

Net Income (Loss)	5,822	(597)	2,791	2,704
Less: Net Income (Loss) Attributable to Non-Controlling Interests	47	(37)	54	(22)

Net Income (Loss) Attributable to PrimeEnergy	$5,775	$(560)	2,737	2,726

Basic Income (Loss) Per Common Share	$2.85	$(0.27)	$1.35	$1.29

Diluted Income (Loss) Per Common Share	$2.07	$(0.27)	$0.98	$0.95

PRIMEENERGY RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY – Unaudited

Six months ended June 30, 2019 and 2018

(Thousands of dollars)

	Common Stock		Additional Paid in	Retained	Treasury	Total Stockholders’ Equity –	Non-Controlling	Total
	Shares	Amount	Capital	Earnings	Stock	PrimeEnergy	Interest	Equity
Balance at December 31, 2017	3,836,397	$383	$8,729	$138,320	$(52,123)	$95,309	$7,130	$102,439
Repurchase 72,839 shares of common stock	—	—	—	—	(3,696)	(3,696)	—	(3,696)
Net income (loss)	—	—	—	2,726	—	2,726	(22)	2,704
Purchase of Non- controlling Interest	—	—	43	—	—	43	(53)	(10)

Balance at June 30, 2018	3,836,397	$383	$8,772	$141,046	$(55,819)	$94,382	$7,055	$101,437

Balance at December 31, 2018	2,810,000	$281	$7,388	$125,644	$(31,304)	$102,009	$3,994	$106,003
Repurchase 22,411 shares of common stock	—	—	—	—	(3,012)	(3,012)	—	(3,012)
Net income	—	—	—	2,737	—	2,737	54	2,791
Purchase of Non- controlling Interest	—	—	224	—	—	224	(480)	(256)

Balance at June 30, 2019	2,810,000	$281	$7,612	$128,381	$(34,316)	$101,958	$3,568	$105,526

PRIMEENERGY RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

Six months ended June 30, 2019 and 2018

(Thousands of dollars)

	2019	2018
Cash Flows from Operating Activities:
Net Income including non-controlling interest	$2,791	$2,704
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion on discounted liabilities	18,550	15,832
Gain on sale of properties	(1,689)	(2,657)
Unrealized loss on derivative instruments, net	2,890	5,957
Provision for deferred income taxes	706	961
Changes in operating assets and liabilities:
Accounts receivable	(1,887)	3,174
Due to related parties	(5)	6
Other assets	160	620
Accounts payable	3,887	(12,042)
Accrued liabilities	(11,664)	(7,121)

Net Cash Provided by Operating Activities	13,739	7,434

Cash Flows from Investing Activities:
Capital expenditures	(11,412)	(18,709)
Proceeds from sale of properties and equipment	1,693	2,112

Net Cash Used in Investing Activities	(9,719)	(16,597)

Cash Flows from Financing Activities:
Purchase of stock for treasury	(3,012)	(3,696)
Purchase of non-controlling interests	(256)	(10)
Proceeds from long-term bank debt and other long-term obligations	13,000	35,300
Repayment of long-term bank debt and other long-term obligations	(17,246)	(25,428)

Net Cash (Used in) Provided by Financing Activities	(7,514)	6,166

Net (Decrease) Increase in Cash and Cash Equivalents	(3,494)	(2,997)
Cash and Cash Equivalents at the Beginning of the Period	6,315	8,438

Cash and Cash Equivalents at the End of the Period	$2,821	$5,441

Supplemental Disclosures:
Income taxes paid	$130	$4,341
Interest paid	$2,015	$1,950

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

(1) Basis of Presentation:

The accompanying condensed consolidated financial statements of PrimeEnergy Resources Corporation (“PrimeEnergy” or the “Company”) have not been audited by independent public accountants. Pursuant to applicable Securities and Exchange Commission (“SEC”) rules and regulations, the accompanying interim financial statements do not include all disclosures presented in annual financial statements and the reader should refer to the Company’s Form 10-K for the year ended December 31, 2018. In the opinion of management, the accompanying interim condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018, the condensed consolidated results of operations, cash flows and equity for the six months ended June 30, 2019 and 2018.

As of June 30, 2019, PrimeEnergy’s significant accounting policies are consistent with those discussed in Note 1—Description of Operations and Significant Accounting Policies of its consolidated financial statements contained in PrimeEnergy’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, with the exception of Accounting Standards Update (ASU) 2016-02, “Leases (Topic 842)” discussed below. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation. The results for interim periods are not necessarily indicative of annual results. For purposes of disclosure in the condensed consolidated financial statements, subsequent events have been evaluated through the date the statements were issued.

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

The adoption of ASC 842 did not have a material impact on the consolidated statements of operations and had no impact on cash flows. The Company did not record a change to its opening retained earnings as of January 1, 2019, as there was no material change to the timing or pattern of recognition of lease costs due to the adoption of ASC 842. As of June 30, 2019, the Company has operating lease assets and liabilities of $452 thousand and a financing lease included in property and equipment and lease liabilities for $13 thousand.

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

(2) Acquisitions and Dispositions:

Historically the Company has repurchased the interests of the partners and trust unit holders in the oil and gas limited partnerships (the “Partnerships”) and the asset and business income trusts (the “Trusts”) managed by the Company as general partner and as managing trustee, respectively. The Company purchased such interests in amounts totaling $256,000 and $10,000 for the six months ended June 30, 2019 and 2018, respectively.

During the first six months of 2019 and 2018, the Company sold or farmed out interests in certain non-core oil and natural gas properties and undeveloped acreage through a number of separate, individually negotiated transactions in exchange for cash or cash and a royalty or working interest in Texas, Oklahoma, Colorado and West Virginia. Proceeds under these agreements were $1.6 million and $2.8 million, respectively.

During the first six months of 2018, the Company acquired approximately 464 net mineral acres and working interest in 53 oil and gas wells for $6.08 million and sold or farmed out interests in certain non-core undeveloped oil and natural gas properties located in Oklahoma, Kansas, Colorado and Texas, in exchange for cash and a royalty or working interest, with proceeds of $2.19 million.

(3) Additional Balance Sheet Information:

Certain balance sheet amounts are comprised of the following:

(Thousands of dollars)	June 30, 2019	December 31, 2018
Accounts Receivable:
Joint interest billing	$2,303	$1,976
Trade receivables	2,725	1,979
Oil and gas sales	11,131	6,112
Tax refund receivable	—	4,760
Other	913	358

	17,072	15,185
Less: Allowance for doubtful accounts	(224)	(224)

Total	$16,848	$14,961

Accounts Payable:
Trade	$5,399	$1,174
Royalty and other owners	5,742	6,197
Partner advances	1,335	1,357
Other	964	825

Total	$13,440	$9,553

Accrued Liabilities:
Compensation and related expenses	$3,161	$2,907
Property costs	3,606	14,993
Other	—	531

Total	$6,767	$18,431

(4) Property and Equipment:

Property and equipment at June 30, 2019 and December 31, 2018 consisted of the following:

(Thousands of dollars)	June 30, 2019	December 31, 2018
Proved oil and gas properties, at cost	$522,239	$514,821
Less: Accumulated depletion and depreciation	(306,116)	(291,152)

Oil and Gas Properties, Net	$216,123	$223,669

Field and office equipment	$28,188	$27,252
Less: Accumulated depreciation	(21,283)	(20,496)

Field and Office Equipment, Net	$6,905	$6,756

Total Property and Equipment, Net	$223,028	$230,425

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

On January 8, 2019, the Company and its lenders entered into a Third Amendment to the Third Amended and Restated Credit Agreement. The credit agreement includes additions for a Beneficial Ownership Certification on the effective date of the amendment. The agreement includes further clarifications for potential Libor loan market rate issues, swap agreement modifications and retains all other aspects of the original credit agreement. As of the effective date of this amendment the Company’s borrowing base was increased to $100 million. Effective on June 26, 2019 the Company’s lenders adjusted the borrowing base to $90 million.

At June 30 2019, the Company had a total of $62 million of borrowings outstanding under its revolving credit facility at a weighted-average interest rate of 5.52% and $28 million available for future borrowings. The combined weighted average interest rate paid on outstanding bank borrowings subject to base rate and LIBO interest was 5.53% for the six months ended June 30, 2019 as compared to 5.38% for six months ended June 30, 2018. The Company’s borrowings under this credit facility approximates fair value because the interest rates are variable and reflective of market rates.

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

On May 23, 2019, the Company made its final payment towards both the second and third loans. At this time all equipment loans have been paid in full and the field service equipment liens secured by these loans have been cancelled and all titles returned to the Company.

(6) Other Long-Term Obligations and Commitments:

Operating Leases:

The Company leases office facilities under operating leases and recognizes lease expense on a straight-line basis over the lease term. Leases assets and liabilities are initially recorded at commencement date based on the present value of lease payments over the lease term. A new finance lease for office equipment is included in property and equipment, other current liabilities and other long-term liabilities this quarter. As most of the Company’s lease contracts do not provide an implicit discount rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The weighted average discount rate used was 5.5%. Certain leases may contain variable costs above the minimum required payments and are not included in the right-of-use assets or liabilities. Leases may include renewal, purchase or termination options that can extend or shorten the term of the lease. The exercise of those options is at the Company’s sole discretion and is evaluated at inception and throughout the contract to determine if a modification of the lease term is required. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

Operating lease costs for the six months ended June 30, 2019 were $293 thousand. Cash payments included in the operating lease cost for the six months ended June 30, 2019 were $284 thousand. The weighted-average remaining operating lease terms is 12 months. The amortization and interest expense for financing lease amounted to $1,275 and the cash payment for the lease was $1,200 and the lease term remaining was for 22 months.

The payment schedule for the Company’s operating and financing lease obligations as of June 30, 2019 is as follows:

(Thousands of dollars)	Operating Leases	Financing Leases
2019	$299	$5
2020	155	7
2021	17	2

Total undiscounted lease payments	$471	$14
Less: Amount associated with discounting	(19)	(1)

Net operating lease liabilities	$452	$13

Asset Retirement Obligation:

A reconciliation of the liability for plugging and abandonment costs for the six months ended June 30, 2019 is as follows:

(Thousands of dollars)	June 30, 2019
Asset retirement obligation at December 31, 2018	$21,334
Liabilities incurred	—
Liabilities settled	(829)
Accretion expense	560
Revisions in estimated liabilities	—

Asset retirement obligation at June 30, 2019	$21,065

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

(8) Stock Options and Other Compensation:

In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. At June 30, 2019 and December 31, 2018, remaining options held by two key executive officers on 767,500 shares were outstanding and exercisable at prices ranging from $1.00 to $1.25. According to their terms, the options have no expiration date.

(9) Related Party Transactions:

The Company, as managing general partner or managing trustee, makes an annual offer to repurchase the interests of the partners and trust unit holders in certain of the Partnerships or Trusts. The Company purchased interests totaling $256,000 and $10,000 for the six months ended June 30, 2019 and 2018, respectively.

(10) Financial Instruments

Fair Value Measurements:

Authoritative guidance on fair value measurements defines fair value, establishes a framework for measuring fair value and stipulates the related disclosure requirements. The Company follows a three-level hierarchy, prioritizing and defining the types of inputs used to measure fair value. The fair values of the natural gas, crude oil price swaps and natural gas liquid swaps are designated as Level 3. The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018:

June 30, 2019	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2019
(Thousands of dollars)
Assets
Commodity derivative contracts	$—	$—	$1,081	$1,081

Total assets	—	$—	$1,081	$1,081

Liabilities
Commodity derivative contracts	$—	$—	$(1,675)	$(1,675)

Total liabilities	$—	$—	$(1,675)	$(1,675)

December 31, 2018	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2018
(Thousands of dollars)
Assets
Commodity derivative contracts	$—	$—	$2,394	$2,394

Total assets	$—	$—	$2,394	$2,394

Liabilities
Commodity derivative contract	$—	$—	$(98)	$(98)

Total liabilities	$—	$—	$(98)	$(98)

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

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the six months ended June 30, 2019.

(Thousands of dollars)
Net Asset– December 31, 2018	$2,296
Total realized and unrealized (gains) losses:
Included in earnings (a)	(3,663)
Purchases, sales, issuances and settlements	773

Net Liabilities June 30, 2019	$(594)

a)	Derivative instruments are reported in revenues as realized gain (loss) and on a separately reported line item captioned unrealized gain (loss) on derivative instruments.

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

Interest rate swap derivatives are treated as cash-flow hedges and are used to fix our floating interest rates on existing debt. The value of interest rate swaps if applicable, would be recorded in accumulated other comprehensive loss, net of tax. There are no current interest rate swaps for the periods ending June 30, 2019 and December 31, 2018.

The following table sets forth the effect of derivative instruments on the consolidated balance sheets at June 30, 2019 and December 31, 2018:

		Fair Value
(Thousands of dollars)	Balance Sheet Location	June 30, 2019	December 31, 2018
Asset Derivatives:
Derivatives not designated as cash-flow hedging instruments:
Natural gas commodity contracts	Derivative asset short-term	$136	$63
Natural gas liquid contracts	Derivative asset short-term	$185	$138
Crude oil commodity contracts	Derivative asset short-term	$760	$1,473
Natural gas commodity contracts	Derivative asset long-term and other assets	$—	$7
Crude oil commodity contracts	Derivative asset long-term and other assets	—	713

Total		$1,081	$2,394

Liability Derivatives:
Derivatives not designated as cash-flow hedging instruments:
Crude oil commodity contracts	Derivative liability short-term	$(1,675)	$—
Natural gas commodity contracts	Derivative liability short-term	—	(75)
Natural gas liquid contracts	Derivative liability short-term	—	(13)
Natural gas commodity contracts	Derivative liability long-term	—	(10)

Total		$(1,675)	$(98)

Total derivative instruments		$(594)	$2,296

The following table sets forth the effect of derivative instruments on the consolidated statements of operations for the six-month period ended June 30, 2019 and 2018:

	Location of gain (loss) recognized in income	Amount of gain/loss recognized in income
(Thousands of dollars)		2019	2018
Derivatives not designated as cash-flow hedge instruments:
Natural gas commodity contracts	Unrealized gain (loss) on derivative instruments, net	$151	$(328)
Crude oil commodity contracts	Unrealized loss on derivative instruments, net	(3,101)	(5,432)
Natural gas liquids contracts	Unrealized gain (loss) on derivative instruments, net	60	(197)
Natural gas commodity contracts	Realized (loss) gain on derivative instruments, net	(8)	85
Crude oil commodity contracts	Realized loss on derivative instruments, net	(876)	(1,634)
Natural gas liquids contracts	Realized gain (loss) on derivative instruments, net	111	(27)

		$(3,663)	$(7,533)

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

	Six Months Ended June 30,
	2019			2018
	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount
Basic	$2,737	2,031,569	$1.35	$2,726	2,119,343	$1.29
Effect of dilutive securities:
Options		761,169			753,404

Diluted	$2,737	2,792,738	$0.98	$2,726	2,872,747	$0.95

	Three Months Ended June 30,
	2019			2018
	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount
Basic	$5,775	2,026,119	$2.85	$(560)	2,097,737	$(0.27)
Effect of dilutive securities:
Options (a)		761,584

Diluted	$5,775	2,787,702	$2.07	$(560)	2,097,737	$(0.27)

(a)	The effect of the 767,500 outstanding stock option is anti-dilutive for the three months ended June 30, 2018 due to net loss for the period.

This Report may contain statements relating to the future results of the Company that are considered “forward-looking statements “as defined in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). In addition, certain statements may be contained in the Company’s future filings with the SEC, in press releases, and in oral and written statements made by or with the approval of the Company that are not statements of historical fact and constitute forward-looking statements within the meaning of the PSLRA. Such forward-looking statements, in addition to historical information, which involve risk and uncertainties, are based on the beliefs, assumptions and expectations of management of the Company. Words such as “expects”, ‘believes”, “should”, “plans”, “anticipates”, “will”, “potential”, “could”, “intend”, “may”, “outlook”, “predict”, “project”, “would”, “estimates”, “assumes”, “likely” and variations of such similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties and are based on a number of assumptions that could ultimately prove inaccurate and, therefore, there can be no assurance that they will prove to be accurate. Actual results and outcomes may vary materially from what is expressed or forecast in such statements due to various risks and uncertainties. These risks and uncertainties include, among other things, the possibility of drilling cost overruns and technical difficulties, volatility of oil and gas prices, competition, risks inherent in the Company’s oil and gas operations, the inexact nature of interpretation of seismic and other geological and geophysical data, imprecision of reserve estimates, and the Company’s ability to replace and expand oil and gas reserves. Accordingly, stockholders and potential investors are cautioned that certain events or circumstances could cause actual results to differ materially from those projected. The forward-looking statements are made as of the date of this Report and other than as required by the federal securities laws, the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

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

We are the operator of the majority of our developed and undeveloped acreage which is nearly all held by production. In the Permian Basin of West Texas and eastern New Mexico the Company maintains an acreage position of approximately 19,830 gross (12,580 net) acres, 97% of which is located in Reagan, Upton, Martin, and Midland counties of Texas where our current horizontal drilling activity is focused. Recent results from our wells and the wells of other operators have proven the potential of the Lower Spraberry, Jo Mill and Wolfcamp A intervals, in addition to the Middle Wolfcamp. We believe our Permian Basin acreage has the resource potential to support the future drilling of as many as 375 horizontal wells.

In Oklahoma we maintain an acreage position of approximately 81,800 gross (10,900 net) acres. Our Oklahoma horizontal development is focused primarily in Canadian, Kingfisher, Grady, and Garvin counties. We believe approximately 2,210 net acres in these counties hold significant additional resource potential that could support the drilling of as many as 105 new horizontal wells based on an estimate of four to eight wells per section depending on the reservoir target area.

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

West Texas Region

Our West Texas activities are concentrated in the Permian Basin in Texas and New Mexico. The Spraberry field was discovered in 1949, encompasses eight counties in West Texas and the Company believes it is the second largest oil field in the United States. The field is approximately 150 miles long and 75 miles wide at its widest point. The oil produced is West Texas Intermediate Sweet, and the gas produced is casing-head gas with an average energy content of 1,400 Btu. The oil and gas are produced primarily from six formations; the Upper and Lower Spraberry, the Wolfcamp, the Strawn and the Atoka, at depths ranging from 6,700 feet to 11,300 feet. This region is managed from our office in Midland, Texas. As of December 31, 2018, we had 519 wells (256 net) in the West Texas area, of which 361 wells are operated by us. Principal producing intervals for the

Company are in the Spraberry, Jo Mill, Wolfcamp and San Andres formations at depths ranging from 5,500 to 12,500 feet. Average net daily production in 2018 was 4,248 Boe. At December 31, 2018, we had 8,401 MBoe of proved reserves in the West Texas area, or 66% of our total proved reserves. We maintain an acreage position of approximately 19,830 gross (12,580 net) acres in the Permian Basin in West Texas, primarily in Reagan, Upton, Martin and Midland counties and believe this acreage has significant resource potential for horizontal drilling in the Spraberry, Jo Mill, and Wolfcamp intervals. We operate a field service group in this region utilizing nine workover rigs, five hot oiler trucks, one kill truck and one roustabout truck. Services including well service support, site preparation and construction services for drilling and workover operations are provided to third-party operators as well as utilized in our own operated wells and locations. In the first quarter of 2019, in our West Texas horizontal drilling program, the Company participated for 49.3% interest in eight one-mile horizontal wells drilled in the Middle Wolfcamp. These wells were brought on production in February, 2019. The total cost of these eight wells and their facilities is approximately $50.6 million, with the Company’s share being $24.9 million. Since completion these wells will have produced approximately 600,000 barrels of oil, along with associated gas. PrimeEnergy’s net revenue interest is 36.82%, therefore, our share of the oil recovered in just the first six months is approximately 212,500 barrels. We are pleased with the economic performance of these eight wells and expect 100% capital recover in less than two years.

In the second quarter of 2019, in our West Texas horizontal drilling program, we completed three new horizontal wells in intervals above the Middle Wolfcamp that previously were not proven as horizontal target reservoirs for our acreage. In the first 60 days of production the three wells have produced 125,000 gross barrels of oil along with associated wellhead gas: 50,000 barrels from the Lower Spraberry, 46,000 barrels from the Jo Mill, and 31,000 barrels from the Upper Wolfcamp. PrimeEnergy has 49% working interest and 40.7% net revenue interest in the Lower Spraberry well, 47% working interest and 39% net revenue interest in the Jo Mill well and 5.3% working interest and 3.9% net revenue interest in the Upper Wolfcamp well. Our share of the gross $26 million cost of these three wells is approximately $8.9 million.

These three new horizontal wells in Upton County are important tests of the economic viability of the shallower target zones, both for the 1,300 acre block in which they were drilled, as well as for our nearby 2,600 leasehold AMI (Area of Mutual Interest) acreage with Apache that holds similar potential. The successful outcome has proven-up 21 additional locations in the 1,300 acre block, making these locations more likely to be drilled in the near future. The gross cost of an additional 21 wells would be approximately $182 million, with the Company’s share being $60 million. In the nearby Apache AMI, Prime holds several leases with interest varying from 14% to 56%. The strong performance of these new horizontals is likely to spur the drilling of as many as 96 additional horizontal wells in the Apache AMI over the coming years. The gross cost of 96 wells here would be approximately $748 million with the Company’s share being approximately $284 million. The actual number of wells that will be drilled, the cost, and the timing of drilling will vary based upon many factors, including commodity market conditions.

In the Permian Basin of West Texas the Company maintains an acreage position of approximately 19,830 gross (12,580 net) acres primarily in Reagan, Upton, Martin and Midland counties. We believe this acreage has significant resource potential in approximately 10 reservoir benches, including benches of the Spraberry, Jo Mill, and Wolfcamp formations to support the potential for drilling as many as 375 additional horizontal wells.

Mid-Continent Region

Our Mid-Continent activities are concentrated in central Oklahoma. This region is managed from our office in Oklahoma City, Oklahoma. As of December 31, 2018, we had 580 wells (227 net) in the Mid-Continent area, of which 310 wells are operated by us. Principal producing intervals are in the Roberson, Avant, Skinner, Sycamore, Bromide, McLish, Hunton, Mississippian, Oswego, Red Fork, and Chester formations at depths ranging from 1,100 to 10,500 feet. Average net daily production in 2018 was 977 Boe. At December 31, 2018, we had 2,882 MBoe of proved reserves in the Mid-Continent area, or 23% of our total proved reserves. We maintain an acreage position of approximately 81,800 gross (10,900 net) acres in this region, primarily in Canadian, Kingfisher, Grant and Garvin counties. We operate a field service group in this region from a field office in Elmore City, utilizing one workover rig and one saltwater hauling truck. Our Mid-Continent region is actively participating with third-party operators in the horizontal development of lands that include Company owned interest in several counties in the STACK and SCOOP shale plays of Oklahoma where drilling is primarily targeting reservoirs of the Mississippian, Woodford, and Hunton formations.

In the Mid-Continent Region, in 2018, the Company participated in 11 wells in Oklahoma, with six of these on production by year-end. Another five of the 11 wells were drilled by Marathon in the “Ruthie 1609” tract in Kingsfisher County and brought on-line in March of 2019. Prime participated with 11.87% interest in these five new wells, investing approximately $4.9 million. This group of wells is showing strong initial production performance. This activity has now been closely followed by the proposed drilling of 19 new wells by Encana Corporation in nearby leases in which PrimeEnergy has an average of 7.05% interest. Twelve of these wells were spud in June 2019 and the Company has agreed to participate for its average interest in these wells of 4.9% interest. Drilling and completion costs of these 19 wells net to our interest are expected to be $9.3 million. Also in Oklahoma, the Company recently participated with Roane Resources, Inc. in the drilling of seven wells in Grady County, Oklahoma. The Company has 10% interest in one of these seven wells and less than one percent interest in the remaining six. These wells were included as Proved Undeveloped in the 2018 year-end reserve report. The estimated total expenditure net to the Company is approximately $1.46 Million. Three of these seven wells came on line July, 2019 and we anticipate the other four wells will also be completed and put into production in the third quarter of 2019. In addition, there are eight new wells spud in the first and second quarter of 2019 from which the Company will receive a minor over-riding royalty interest.

The Company’s horizontal activity in Oklahoma is primarily focused in Canadian, Grady, Kingfisher, and Garvin counties where we have approximately 2,210 net leasehold acres within the SCOOP/STACK shale plays. We believe this acreage has significant additional resource potential that could support the drilling of as many as 105 new horizontal wells based on an estimate of eight wells per section: four in the Mississippian and four in the Woodford Shale.

Appalachian Region

Our Appalachian activities are concentrated primarily in West Virginia. This region is managed from our office in Charleston, West Virginia. Our assets in this region include a large acreage position and a high concentration of wells. At December 31, 2018, we had interest in 500 wells (469 net), of which 477 wells are operated. There are multiple producing intervals that include the Big Lime, Injun, Blue Monday, Weir, Berea, Gordon and Devonian Shale formations at depths primarily ranging from 1,600 to 5,600 feet. Average net daily production in 2018 was 244 Boe. While natural gas production volumes from Appalachian reservoirs are relatively low on a per-well basis compared to other areas of the United States, the productive life of Appalachian reserves is relatively long. At December 31, 2018, we had 559 MBoe of proved developed reserves (substantially all natural gas) in the Appalachian region, constituting 4% of our total proved reserves. We maintain an acreage position of over 40,200 gross (39,700 net) acres in this region, primarily in Calhoun, Clay, and Roane counties. We operate a small field service group in this region utilizing one swab rig, one paraffin truck, one saltwater hauling truck and limited excavating equipment to primarily service our own operated wells and locations. As of June 30, 2019, the Appalachian region has no wells in the process of being drilled, no waterfloods in the process of being installed and no other related activities of material importance.

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

As of June 30, 2019, the Gulf Coast region has no operated wells in the process of being drilled, no waterfloods in the process of being installed and no other related activities of material importance.

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

In 2018, the Company completed and put on production nine horizontal wells in West Texas and six horizontal wells in Oklahoma. Proved Developed reserves at year-end included an additional eight Shut-In horizontal wells in West Texas that have been brought on production in February, 2019 and five Shut-In horizontal wells in Oklahoma brought on production in March, 2019. In addition, at December 31, 2018, our reserve report included 43 MBoe of proved undeveloped reserves attributable to eight horizontal wells drilled in Oklahoma. These eight wells are expected to be completed and put on production in the second and third quarters of 2019. Additional 2019 activity is discussed in the Recent Activities section below.

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

RECENT ACTIVITIES

Since the start of our West Texas horizontal drilling program in 2015 the Company has participated in 67 horizontal wells and invested approximately $103 million dollars. The Company has an acreage position approximately 12,580 net acres in West Texas with the potential to drill 375 or more new horizontal wells. In Oklahoma, since the start in 2012 of our horizontal drilling program in the SCOOP/STACK shale plays, the Company has drilled or committed to drill 64 wells with a total investment of approximately $46 million dollars, plus has elected to receive an overriding royalty interest in 63 additional wells drilled to-date. The Company holds approximately 2,210 net acres within the SCOOP/STACK shale plays with the potential for 105 new horizontal wells.

In 2018, the Company participated in a total of 28 gross (6.1 net) horizontal wells with an investment to our share of approximately $41 million. We completed 17 horizontal wells in our West Texas horizontal development program and 11 horizontal wells in our Scoop-Stack horizontal development program in Oklahoma. All 28 wells were successful and are producing.

In the first quarter of 2019, in our West Texas horizontal drilling program, the Company participated for 49.3% interest in eight one-mile horizontal wells drilled in the Middle Wolfcamp. These wells were brought on production in February, 2019. The total cost of these eight wells and their facilities is approximately $50.6 million, with the Company’s share being $24.9 million.    Since completion these wells will have produced approximately 600,000 barrels of oil, along with associated gas. PrimeEnergy’s net revenue interest is 36.82%, therefore, our share of the oil recovered in just the first six months is approximately 212,500 barrels. We are pleased with the economic performance of these eight wells and expect 100% capital recover in less than two years.

In the second quarter of 2019, in our West Texas horizontal drilling program, we completed three new horizontal wells in intervals above the Middle Wolfcamp that previously were not proven as horizontal target reservoirs for our acreage. In the first 60 days of production the three wells have produced 125,000 gross barrels of oil along with associated wellhead gas: 50,000 barrels from the Lower Spraberry, 46,000 barrels from the Jo Mill, and 31,000 barrels from the Upper Wolfcamp. PrimeEnergy has 49% working interest and 40.7% net revenue interest in the Lower Spraberry well, 47% working interest and 39% net revenue interest in the Jo Mill well and 5.3% working interest and 3.9% net revenue interest in the Upper Wolfcamp well. Our share of the gross $26 million cost of these three wells is approximately $8.9 million.

These three new horizontal wells in Upton County are important tests of the economic viability of the shallower target zones, both for the 1,300 acre block in which they were drilled, as well as for our nearby 2,600 leasehold AMI acreage with Apache that holds similar potential. The successful outcome has proven-up 21 additional locations in the 1,300 acre block, making these locations more likely to be drilled in the near future. The gross cost of an additional 21 wells would be approximately $182 million, with the Company’s share being $60 million. In the nearby Apache AMI, Prime holds several leases with interest varying from 14% to 56%. The strong performance of these new horizontals is likely to spur the drilling of as many as 96 additional horizontal wells in the Apache AMI over the coming years. The gross cost of 96 wells here would be approximately $748 million with the Company’s share being approximately $284 million. The actual number of wells that will be drilled, the cost, and the timing of drilling will vary based upon many factors, including commodity market conditions.

In the Permian Basin of West Texas the Company maintains an acreage position of approximately 19,830 gross (12,580 net) acres primarily in Reagan, Upton, Martin and Midland counties. We believe this acreage has significant resource potential in approximately 10 reservoir benches, including benches of the Spraberry, Jo Mill, and Wolfcamp formations to support the potential for drilling as many as 375 additional horizontal wells.

In Oklahoma, in 2018, the Company participated in 11 wells, with six of these on production by year-end. Five of these wells, drilled by Marathon in the “Ruthie 1609” tract in Kingsfisher County, were brought on-line in March of 2019. Prime participated with 11.87% interest in these five new wells, investing approximately $4.9 million. This group of wells is showing strong initial production performance. This activity has now been closely followed by the proposed drilling of 19 new wells by

Encana Corporation in nearby leases in which PrimeEnergy has an average of 7.05% interest. Twelve of these wells were spud in June 2019 and the Company has agreed to participate for its average interest in these wells of 4.9% interest. Drilling and completion costs of these 19 wells net to our interest are expected to be $9.3 million.

Also in Oklahoma, the Company recently participated with Roane Resources, Inc. in the drilling of seven wells in Grady County, Oklahoma. The Company has 10% interest in one of these seven wells and less than one percent interest in the remaining six. The estimated total expenditure net to the Company is approximately $1.46 Million. Three of these seven wells came on line July, 2019 and we anticipate the other four wells will also be completed and put into production in the third quarter of 2019. In addition, there are eight new wells spud in the first and second quarter of 2019 from which the Company will receive a minor over-riding royalty interest.

The Company’s horizontal activity in Oklahoma is primarily focused in Canadian, Grady, Kingfisher, and Garvin counties where we have approximately 2,210 net leasehold acres within the SCOOP/STACK shale plays. We believe this acreage has significant additional resource potential that could support the drilling of as many as 105 new horizontal wells based on an estimate of eight wells per section: four in the Mississippian and four in the Woodford Shale.

RESULTS OF OPERATIONS

2019 and 2018 Compared

We reported net income of $2.7 million, or $1.35 per share and $5.8 million, or $2.85 per share for the six and three months ended June 30, 2019, respectively, as compared to net income for the six months ended June 30, 2018 of $2.7 million, or $1.29 per share and a net loss for the three months ended June 30, 2018 of $0.6 million, or $0.27 per share. Current year net income reflects an increase in production combined with commodity price changes over the three and six months ended June 30, 2019, decrease in gains related to the sale of acreage and changes related to the valuation of derivative instruments. The significant components of income and expense are discussed below.

Oil, gas and NGLs sales increased $1.7 million, or 8% from $21.7 million for the three months ended June 30, 2018 to $23.4 million for the three months ended June 30, 2019 and increased $0.5 million, or 1% from $46.8 million for the six months ended June 30, 2018 to $47.2 million for the six months ended June 30, 2019.

Our realized prices at the well head decreased an average of $4.52 per barrel, or 7% and $7.04 per barrel, or 11% on crude oil during the three and six months ended June 30, 2019, respectively from the same periods in 2018. Our average price for natural gas decreased $1.01 per Mcf, or 49% and $0.73 per Mcf, or 31% during the three and six months ended June 30, 2019, respectively from the same periods in 2018. Our average price for NGLs sold decreased an average of $11.15 per barrel, or 41% and $8.61 per barrel, or 32% during the three and six months ended June 30, 2019, respectively from the same periods in 2018. Production increases were negatively impacted by natural gas prices at the Waha hub where Permian Basin production exceeded West Texas takeaway capacity. Gas prices traded at historic lows, and at times were negative, for portions of the second quarter of 2019. This gas pricing is expected to continue until Waha prices improve, which is anticipated when the third-party operated Gulf Coast Express (GCX) pipeline enters service in late September.

Our crude oil production increased by 71,000 barrels or 27% from 261,000 barrels for the second quarter 2018 to 332,000 barrels for the second quarter 2019 and increased by 104,000 barrels, or 18% from 584,000 barrels for the six months ended June 30, 2018 to 688,000 barrels for the six months ended June 30, 2019. Our natural gas production increased by 331,000 Mcf, or 34% from 964,000 Mcf for the second quarter 2018 to 1,295,000 Mcf for the second quarter 2019 and increased by 372,000 Mcf, or 20% from 1,871,000 Mcf for the six months ended June 30, 2018 to 2,243,000 Mcf for the six months ended June 30, 2019. Our NGL production increased by 33,000 barrels or 29% from 113,000 barrels for the second quarter 2018 to 146,000 barrels for the second quarter 2019 and increased by 75,000 barrels, or 35% from 213,000 barrels for the six months ended June 30, 2018 to 288,000 barrels for the six months ended June 30, 2019. The net increase in production volumes reflect by production from new wells added in February through May 2019, offset with the natural decline of the previously existing properties.

The following table summarizes the primary components of production volumes and average sales prices realized for the three months ended June 30, 2019 and 2018 (excluding realized gains and losses from derivatives).

		Six months ended June 30,
	2019	2018	Increase / (Decrease)	Increase / (Decrease)
Barrels of Oil Produced	688,000	584,000	104,000	18%
Average Price Received	$55.84	$62.88	$(7.04)	(11)%

Oil Revenue (In 000’s)	$38,442	$36,723	$1,719	5%

Mcf of Gas Sold	2,243,000	1,871,000	372,000	20%

		Six months ended June 30,
	2019	2018	Increase / (Decrease)	Increase / (Decrease)
Average Price Received	$1.60	$2.33	$(0.73)	(31)%

Gas Revenue (In 000’s)	$3,590	$4,352	$(762)	(18)%

Barrels of Natural Gas Liquids Sold	288,000	213,000	75,000	35%
Average Price Received	$18.14	$26.75	$(8.61)	(32)%

Natural Gas Liquids Revenue (In 000’s)	$5,219	$5,698	$(479)	(8)%

Total Oil & Gas Revenue (In 000’s)	$47,251	$46,773	$478	1%

		Three months ended June 30,
	2019	2018	Increase / (Decrease)	Increase / (Decrease)
Barrels of Oil Produced	332,000	261,000	71,000	27%
Average Price Received	$59.17	$63.69	$(4.52)	(7)%

Oil Revenue (In 000’s)	$19,644	$16,622	$3,022	18%

Mcf of Gas Sold	1,295,000	964,000	331,000	34%
Average Price Received	$1.05	$2.06	$(1.01)	(49)%

Gas Revenue (In 000’s)	$1,355	$1,989	$(634)	(32)%

Barrels of Natural Gas Liquids Sold	146,000	113,000	33,000	29%
Average Price Received	$16.27	$27.42	$(11.15)	(41)%

Natural Gas Liquids Revenue (In 000’s)	$2,375	$3,098	$(723)	(23)%

Total Oil & Gas Revenue (In 000’s)	$23,374	$21,709	$1,665	8%

Oil, Natural Gas and NGL Derivatives We do not apply hedge accounting to any of our commodity based derivatives, thus changes in the fair market value of commodity contracts held at the end of a reported period, referred to as mark-to-market adjustments, are recognized as unrealized gains and losses in the accompanying condensed consolidated statements of operations. As oil and natural gas prices remain volatile, mark-to-market accounting treatment creates volatility in our revenues. The following table summarizes the results of our derivative instruments for the three and six months ended June 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
		($ in thousand)
Oil derivatives – realized gains (losses)	$(964)	$(1,156)	$(876)	$(1,634)
Oil derivatives – unrealized gains (losses)	2,637	(3,564)	(3,101)	(5,432)

Total gains (losses) on oil derivatives	$1,673	$(4,720)	$(3,977)	$(7,066)
Natural gas derivatives – realized gains (losses)	$4	$105	$(8)	$85
Natural gas derivatives – unrealized gains (losses)	156	(249)	151	(328)

Total gains (losses) on natural gas derivatives	$160	$(144)	$143	$(243)
NGL derivatives – realized gain (losses)	$109	$(30)	$111	$(27)
NGL derivatives – unrealized gains (losses)	69	(323)	60	(197)

Total gains (losses) on NGL derivatives	178	(353)	171	(225)

Total gains (losses) on oil, natural gas and NGL derivatives	$2,011	$(5,217)	$(3,663)	$(7,533)

Prices received for the six months ended June 30, 2019 and 2018, respectively, including the impact of derivatives were:

	2019	2018
Oil Price	$54.56	$59.26
Gas Price	$1.00	$2.17
NGLS Price	$18.52	$27.15

Field service income increased $0.4 million or 0.01% from $4.4 million for the second quarter 2018 to $4.8 million for the second quarter 2019 and $0.8 million, or 0.01% from $8.7 million for the six months ended June 30, 2018 to $9.5 million for the six months ended June 30, 2019. This increase is a combined result of increased utilization and rates charged to customers during the 2019 period. Workover rig services, hot oil treatments, salt water hauling and disposal represent the bulk of our field service operations.

Lease operating expense decreased $0.7 million or 0.01% from $8.8 million for the second quarter 2018 to $8.1 million for the second quarter 2019, and decreased $1.1 million or 0.01% from $17.3 million for the six months ended June 30, 2018 to $16.2 million for the six months ended June 30, 2019. This decrease is primarily due to the sales of high lifting cost properties during 2019 combined with lower production taxes related to lower commodity prices, offset by costs related to new wells brought on-line and general rate increases on vendor services during the first three months of 2019 as compared to the same period of 2018.

Field service expense increased $0.8 million or 0.02% from $3.2 million for the second quarter 2018 to $4.0 million for the second quarter 2019 and increased $1.2 million, or 0.02% from $6.4 million for the six months ended June 30, 2018 to $7.6 million for the six months ended June 30, 2019. Field service expenses primarily consist of salaries and vehicle operating expenses which have increased during the six months ended June 30, 2019 over the same period of 2018 as a direct result of increased services and utilization of the equipment.

Depreciation, depletion, amortization and accretion on discounted liabilities increased $1.4 million, or 0.02% from $7.9 million for the second quarter 2018 to $9.3 million for the second quarter 2019 and $2.8 million, or 0.02% from $15.8 million for the six months ended June 30, 2018 to $18.6 million for the six months ended June 30, 2019, reflecting the increased production related to new wells placed on production late in 2018 and the first two quarters of 2019.

General and administrative expense increased $1.3 million, or 0.01% from $8.5 million for the six months ended June 30, 2018 to $9.8 million for the six months ended June 30, 2019, and increased $0.3 million, or 0.01% from $2.6 million for the three months ended June 30, 2018 to $2.9 million for the three months ended June 30, 2019. This increase in 2019 reflects the combination of a reduction in G&A reimbursements related to the sale of property and increases in personnel costs.

Gain on sale and exchange of assets of $2.7 million and $1.7 million for the six months ended June 30, 2018 and June 30, 2019, respectively consists of sales of non-essential oil and gas interests and field service equipment.

Interest expense increased from $0.9 million for the second quarter 2018 to $1.0 million for the second quarter 2019 and from $1.8 million for the six months ended June 30, 2018 to $2.0 million for the six months ended June 30, 2019. This increase reflects the increase in current borrowings under our revolving credit agreement.

Income tax expense for the June 30, 2018 and 2019 periods varied due to the change in net income for those periods.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flows generated from operations, through our producing oil & gas properties and field services business, and from sales of non-core acreage.

Net cash provided by our operating activities for the six months ended June 30, 2019 was $13.7 million compared to $7.4 million for the six months ended June 30, 2018. Excluding the effects of significant unforeseen expenses or other income, our cash flow from operations fluctuates primarily because of variations in oil and gas production and prices or changes in working capital accounts. Our oil and gas production will vary based on actual well performance but may be curtailed due to factors beyond our control.

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

We currently maintain a credit facility totaling $300 million, with a borrowing base of $90 million. As of August 1, 2019 the Company has $64.5 million in outstanding borrowings and $25.5 million in availability under this facility. The bank reviews the borrowing base semi-annually and, at their discretion, may decrease or propose an increase to the borrowing base relative to a redetermined estimate of proved oil and gas reserves. The next borrowing base review is scheduled for December 2019. Our oil and gas properties are pledged as collateral for the line of credit and we are subject to certain financial and operational covenants defined in the agreement. We are currently in compliance with these covenants and expect to be in compliance over the next twelve months. If we do not comply with these covenants on a continuing basis, the lenders have the right to refuse to advance additional funds under the facility and/or declare all principal and interest immediately due and payable. Our borrowing base may decrease as a result of lower natural gas or oil prices, operating difficulties, declines in reserves, lending requirements or regulations, the issuance of new indebtedness or for other reasons set forth in our revolving credit agreement. In the event of a decrease in our borrowing base due to declines in commodity prices or otherwise, our ability to borrow under our revolving credit facility may be limited and we could be required to repay any indebtedness in excess of the redetermined borrowing base.

Our credit agreement required us to hedge a portion of our production as forecasted for the PDP reserves included in our borrowing base review engineering reports. Accordingly the Company has in place the following swap agreements for oil and natural gas.

	2019	2020	2019	2020
Natural Gas (MMBTU)	180,000	180,000	$2.77	$2.95
Natural Gas Liquids (barrels)	30,000	—	$21.66	—
Oil (barrels)	264,000	225,500	$53.00	$58.43

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

We have in place both a stock repurchase program and a limited partnership interest repurchase program under which we expect to continue spending during 2019. As of August 1, 2019, we have spent $4.109 million under these programs during 2019.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the first six months of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	RISK FACTORS

The Company is a smaller reporting company and no response is required pursuant to this Item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities by the Company during the period covered by this report.

During the six months ended June 30, 2019, the Company purchased the following shares of common stock as treasury shares.

2019 Month	Number of Shares	Average Price Paid per share	Maximum Number of Shares that May Yet Be Purchased Under The Program at Month - End (1)
January	1,386	$80.50	192,077
February	2,716	$122.36	189,361
March	1,861	$156.23	187,500
April	2,601	$142.71	184,899
May	10,637	$138.44	174,262
June	3,210	$135.04	171,052

Total/Average	22,411	$134.40

(1)

In December 1993, we announced that the Board of Directors authorized a stock repurchase program whereby we may purchase outstanding shares of the common stock from time-to-time, in open market transactions or negotiated sales. On October 31, 2012 and June 13, 2018, the Board of Directors of the Company approved an additional 500,000 and 200,000 respectively, shares of the Company’s stock to be included in the stock repurchase program. A total of 3,700,000 shares have been authorized, to date, under this program. Through June 30, 2019, a total of 3,528,948 shares have been repurchased under this program for $71,748,358 at an average price of $20.33 per share. Additional purchases of shares may occur as market conditions warrant. We expect future purchases will be funded with internally generated cash flow or from working capital.

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

PrimeEnergy Resources Corporation
(Registrant)

August 14, 2019	/s/ Charles E. Drimal, Jr.
(Date)	Charles E. Drimal, Jr.
President
Principal Executive Officer

August 14, 2019	/s/ Beverly A. Cummings
(Date)	Beverly A. Cummings
Executive Vice President
Principal Financial Officer