Form 10-Q
period 2019-09-30
PRIMEENERGY RESOURCES CORP
filed 2019-11-07
CIK 56868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

The number of shares outstanding of each class of the Registrant’s Common Stock as of November 1, 2019, was: Common Stock, $0.10 par value 2,005,375 shares.

PrimeEnergy Resources Corporation

Index to Form 10-Q

September 30, 2019

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

PRIMEENERGY RESOURCES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS – Unaudited

(Thousands of dollars)

	September 30, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$4,357	$6,315
Accounts receivable, net	17,696	14,961
Prepaid obligations	383	640
Derivative asset short-term	1,838	1,674
Other current assets	133	144

Total Current Assets	24,407	23,734
Property and Equipment, at cost
Oil and gas properties (successful efforts method), net	211,589	223,669
Field and office equipment, net	6,833	6,756

Total Property and Equipment, Net	218,422	230,425

Derivative asset long-term and other assets.	476	893

Total Assets	$243,305	$255,052

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$9,452	$9,553
Accrued liabilities	9,062	18,431
Current portion of long-term debt	—	698
Current portion of asset retirement and other obligations	1,967	1,687
Derivative liability short-term	361	88
Due to Related Parties	—	5

Total Current Liabilities	20,842	30,462
Long-Term Bank Debt	61,500	65,547
Asset Retirement Obligations	19,372	19,647
Derivative Liability Long-Term	—	10
Deferred Income Taxes	34,094	32,828
Other Long-Term Obligations	590	555

Total Liabilities	136,398	149,049
Commitments and Contingencies
Equity
Common stock, $.10 par value; 2019 and 2018: Authorized and Issued: 2,810,000 shares; outstanding 2019: 2,008,693 shares; 2018: 2,039,919 shares	281	281
Paid-in capital	7,653	7,388
Retained earnings	130,893	125,644
Treasury stock, at cost; 2019: 801,307 shares; 2018: 770,081 shares	(35,412)	(31,304)

Total Stockholders’ Equity – PrimeEnergy	103,415	102,009
Non-controlling interest	3,492	3,994

Total Equity	106,907	106,003

Total Liabilities and Equity	$243,305	$255,052

PRIMEENERGY RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – Unaudited

Three and nine months ended September 30, 2019 and 2018

(Thousands of dollars, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Oil sales	$16,928	$20,960	$55,370	$57,863
Natural gas sales	1,467	2,174	5,057	6,526
Natural gas liquids sales	1,687	3,890	6,906	9,588
Realized loss on derivative instruments, net	(195)	(1,349)	(968)	(2,925)
Field service income	4,866	4,470	14,356	13,132
Administrative overhead fees	1,356	1,414	4,168	4,344
Unrealized gain (loss) on derivative instruments, net	2,071	(2,194)	(819)	(8,151)
Other income	2	37	65	59

Total Revenues	28,182	29,402	84,135	80,256
Costs and Expenses
Lease operating expense	8,207	9,533	24,432	26,867
Field service expense	3,972	3,728	11,616	10,157
Depreciation, depletion, amortization and accretion on discounted liabilities	9,255	7,883	27,805	23,715
General and administrative expense	2,854	2,250	12,625	10,761

Total Costs and Expenses	24,288	23,394	76,478	71,500
Gain on Sale and Exchange of Assets	114	511	1,803	3,168

Income from Operations	4,008	6,519	9,460	11,924
Other Income (Expense)
Interest Income	7	12	17	34
Interest (Expense)	(919)	(834)	(2,907)	(2,613)

Income Before Income Taxes	3,096	5,697	6,570	9,345
Income Taxes Expense (Benefit)	569	1,424	1,252	2,332

Net Income	2,527	4,273	5,318	7,013
Less: Net Income (Loss) Attributable to Non-Controlling Interests	15	(80)	69	(102)

Net Income Attributable to PrimeEnergy	$2,512	$4,353	$5,249	$7,115

Basic Income Per Common Share	$1.25	$2.10	$2.61	$3.38

Diluted Income Per Common Share	$0.91	$1.54	$1.90	$2.49

PRIMEENERGY RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY – Unaudited

Nine months ended September 30, 2019

(Thousands of dollars)

	Common Stock		Additional Paid in	Retained	Treasury	Total Stockholders’ Equity	Non- Controlling	Total
	Shares	Amount	Capital	Earnings	Stock	PrimeEnergy	Interest	Equity
Balance at December 31, 2018	2,810,000	$281	$7,388	$125,644	$(31,304)	$102,009	$3,994	$106,003
Repurchase 31,226 shares of common stock	—	—	—	—	(4,108)	(4,108)	—	(4,108)
Net income	—	—	—	5,249	—	5,249	69	5,318
Purchase of Non- controlling Interest	—	—	265	—	—	265	(571)	(306)

Balance at September 30, 2019	2,810,000	$281	$7,653	$130,893	$(35,412)	$103,415	$3,492	$106,907

Balance at December 31, 2018	2,810,000	$281	$7,388	$125,644	$(31,304)	$102,009	$3,994	$106,003
Repurchase 5,693 shares of common stock	—	—	—	—	(735)	(735)	—	(735)
Net income (loss)	—	—	—	(3,038)	—	(3,038)	7	(3,031)
Purchase of Non- controlling Interest	—	—	224	—	—	224	(480)	(256)

Balance at March 31, 2019	2,810,000	$281	$7,612	$122,606	$(32,039)	$98,460	$3,521	$101,981

Repurchase 16,718 shares of common stock	—	—	—	—	(2,277)	(2,277)	—	(2,277)
Net income	—	—	—	5,775	—	5,775	47	5,822
Purchase of Non- controlling Interest	—	—	—	—	—	—	—	—

Balance at June 30, 2019	2,810,000	$281	$7,612	$128,381	$(34,316)	$101,958	$3,568	$105,526

Repurchase 8,815 shares of common stock	—	—	—	—	(1,096)	(1,096)	—	(1,096)
Net income	—	—	—	2,512	—	2,512	15	2,527
Purchase of Non- controlling Interest	—	—	41	—	—	41	(91)	(50)

Balance at September 30, 2019	2,810,000	$281	$7,653	$130,893	$(35,412)	$103,415	$3,492	$106,907

PRIMEENERGY RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY – Unaudited

Nine months ended September 30, 2018

(Thousands of dollars)

	Common Stock		Additional Paid in	Retained	Treasury	Total Stockholders’ Equity –	Non-Controlling	Total
	Shares	Amount	Capital	Earnings	Stock	PrimeEnergy	Interest	Equity
Balance at December 31, 2017	3,836,397	$383	$8,729	$138,320	$(52,123)	$95,309	$7,130	$102,439
Repurchase 107,565 shares of common stock	—	—	—	—	(6,300)	(6,300)	—	(6,300)
Net income (loss)	—	—	—	7,115	—	7,115	(102)	7,013
Purchase of Non- controlling Interest	—	—	43	—	—	43	(53)	(10)

Balance at September 30, 2018	3,836,397	$383	$8,772	$145,435	$(58,423)	$96,167	$6,975	$103,142

Balance at December 31, 2017	3,836,397	$383	$8,729	$138,320	$(52,123)	$95,309	$7,130	$102,439
Repurchase 67,218 shares of common stock	—	—	—	—	(3,379)	(3,379)	—	(3,379)
Net income (loss)	—	—	—	3,286	—	3,286	15	3,301

Balance at March 31, 2018	3,836,397	$383	$8,729	$141,606	$(55,502)	$95,216	$7,145	$102,361

Repurchase 5,621 shares of common stock	—	—	—	—	(317)	(317)	—	(317)
Purchase of Non- controlling Interest	—	—	43	—	—	43	(53)	(10)
Net income (loss)	—	—	—	(524)	—	(524)	(37)	(561)

Balance at June 30, 2018	3,836,397	$383	$8,772	$141,082	$(55,819)	$94,418	$7,055	$101,473
Repurchase 34,726 shares of common stock	—	—	—	—	(2,604)	(2,604)	—	(2,604)
Net income (loss)	—	—	—	4,353	—	4,353	(80)	4,273

Balance at September 30, 2018	3,836,397	$383	$8,772	$145,435	$(58,423)	$96,167	$6,975	$103,142

PRIMEENERGY RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

Nine months ended September 30, 2019 and 2018

(Thousands of dollars)

	2019	2018
Cash Flows from Operating Activities:
Net Income including non-controlling interest	$5,318	$7,013
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion on discounted liabilities	27,805	23,715
Gain on sale of properties	(1,803)	(3,168)
Unrealized loss on derivative instruments, net	819	8,151
Provision for deferred income taxes	1,266	2,363
Changes in operating assets and liabilities:
Accounts receivable	(2,735)	2,162
Due to related parties	(5)	(35)
Other assets	268	376
Accounts payable	(101)	(14,000)
Accrued liabilities	(9,369)	(1,030)

Net Cash Provided by Operating Activities	21,463	25,547

Cash Flows from Investing Activities:
Capital expenditures	(16,070)	(29,317)
Proceeds from sale of properties and equipment	1,808	2,623

Net Cash Used in Investing Activities	(14,262)	(26,694)

Cash Flows from Financing Activities:
Purchase of stock for treasury	(4,108)	(6,300)
Purchase of non-controlling interests	(306)	(10)
Proceeds from long-term bank debt and other long-term obligations	25,000	42,800
Repayment of long-term bank debt and other long-term obligations	(29,745)	(36,112)

Net Cash (Used in) Provided by Financing Activities	(9,159)	378

Cash and Cash Equivalents Period Decrease	(1,958)	(769)
Cash and Cash Equivalents at the Beginning of the Period	6,315	8,438

Cash and Cash Equivalents at the End of the Period	$4,357	$7,669

Supplemental Disclosures:
Income taxes paid	$129	$4,340
Interest paid	$2,920	$2,761

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION

NOTES To CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

(1) Basis of Presentation:

The accompanying condensed consolidated financial statements of PrimeEnergy Resources Corporation (“PrimeEnergy” or the “Company”) have not been audited by independent public accountants. Pursuant to applicable Securities and Exchange Commission (“SEC”) rules and regulations, the accompanying interim financial statements do not include all disclosures presented in annual financial statements and the reader should refer to the Company’s Form 10-K for the year ended December 31, 2018. In the opinion of management, the accompanying interim condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018, the condensed consolidated results of operations, cash flows and equity for the nine months ended September 30, 2019 and 2018.

As of September 30, 2019, PrimeEnergy’s significant accounting policies are consistent with those discussed in Note 1—Description of Operations and Significant Accounting Policies of its consolidated financial statements contained in PrimeEnergy’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, with the exception of Accounting Standards Update (ASU) 2016-02, “Leases (Topic 842)” discussed below. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation. The results for interim periods are not necessarily indicative of annual results. For purposes of disclosure in the condensed consolidated financial statements, subsequent events have been evaluated through the date the statements were issued.

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

The adoption of ASC 842 did not have a material impact on the consolidated statements of operations and had no impact on cash flows. The Company did not record a change to its opening retained earnings as of January 1, 2019, as there was no material change to the timing or pattern of recognition of lease costs due to the adoption of ASC 842. As of September 30, 2019, the Company has operating lease assets and liabilities of $305 thousand and a financing lease included in property and equipment and lease liabilities for $11 thousand.

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

(2) Acquisitions and Dispositions:

Historically the Company has repurchased the interests of the partners and trust unit holders in the oil and gas limited partnerships (the “Partnerships”) and the asset and business income trusts (the “Trusts”) managed by the Company as general partner and as managing trustee, respectively. The Company purchased such interests in amounts totaling $306,000 and $10,000 for the nine months ended September 30, 2019 and 2018, respectively.

During the first nine months of 2019 and 2018, the Company sold or farmed out interests in certain non-core oil and natural gas properties and undeveloped acreage through a number of separate, individually negotiated transactions in exchange for cash or cash and a royalty or working interest in Texas, Oklahoma, Colorado, Kansas and Wyoming. Proceeds under these agreements were $1.6 million and $3 million, respectively.

During the first nine months of 2018, the Company acquired approximately 464 net mineral acres and working interest in 53 oil and gas wells for $6.08 million.

(3) Additional Balance Sheet Information:

Certain balance sheet amounts are comprised of the following:

(Thousands of dollars)	September 30, 2019	December 31, 2018
Accounts Receivable:
Joint interest billing	$6,360	$1,976
Trade receivables	2,177	1,979
Oil and gas sales	9,148	6,112
Tax refund receivable	—	4,760
Other	285	358

	17,970	15,185
Less: Allowance for doubtful accounts	(274)	(224)

Total	$17,696	$14,961

Accounts Payable:
Trade	$1,628	$1,174
Royalty and other owners	5,609	6,197
Due to partners	1,509	1,357
Other	706	825

Total	$9,452	$9,553

Accrued Liabilities:
Compensation and related expenses	$3,528	$2,907
Property costs	5,285	14,993
Other	249	531

Total	$9,062	$18,431

(4) Property and Equipment:

Property and equipment at September 30, 2019 and December 31, 2018 consisted of the following:

(Thousands of dollars)	September 30, 2019	December 31, 2018
Proved oil and gas properties, at cost	$526,306	$514,821
Less: Accumulated depletion and depreciation	(314,717)	(291,152)

Oil and Gas Properties, Net	$211,589	$223,669

Field and office equipment	$27,533	$27,252
Less: Accumulated depreciation	(20,700)	(20,496)

Field and Office Equipment, Net	$6,833	$6,756

Total Property and Equipment, Net	$218,422	$230,425

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

At September 30, 2019, the Company had a total of $61.5 million of borrowings outstanding under its revolving credit facility at a weighted-average interest rate of 5.15% and $28.5 million available for future borrowings. The combined weighted average interest rate paid on outstanding bank borrowings subject to base rate and LIBO interest was 5.44% for the nine months ended September 30, 2019 as compared to 5.30% for nine months ended September 30, 2018. The Company’s borrowings under this credit facility approximates fair value because the interest rates are variable and reflective of market rates.

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

On May 23, 2019, the Company made its final payment towards both the second and third loans. At this time all equipment loans were paid in full and the field service equipment liens secured by these loans were cancelled and all titles returned to the Company.

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

Operating lease costs for the nine months ended September 30, 2019 were $291 thousand. Cash payments included in the operating lease cost for nine months ended September 30, 2019 were $296 thousand. The weighted-average remaining operating lease terms is 10 months. The amortization and interest expense for financing lease amounted to $3,100 and the cash payment for the lease was $3,200 and the lease term remaining was for 18 months.

The payment schedule for the Company’s operating and financing lease obligations as of September 30, 2019 is as follows:

(Thousands of dollars)	Operating Leases	Financing Leases
2019	$149	$2
2020	155	8
2021	17	2

Total undiscounted lease payments	$321	$12
Less: Amount associated with discounting	(16)	(1)

Net operating lease liabilities	$305	$11

Asset Retirement Obligation:

A reconciliation of the liability for plugging and abandonment costs for the nine months ended September 30, 2019 is as follows:

(Thousands of dollars)	September 30, 2019
Asset retirement obligation at December 31, 2018	$21,334
Liabilities incurred	4
Liabilities settled	(1,119)
Accretion expense	840

Asset retirement obligation at September 30, 2019	$21,059

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

(8) Stock Options and Other Compensation:

In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. At September 30, 2019 and December 31, 2018, remaining options held by two key executive officers on 767,500 shares were outstanding and exercisable at prices ranging from $1.00 to $1.25. According to their terms, the options have no expiration date.

(9) Related Party Transactions:

The Company, as managing general partner or managing trustee, makes an annual offer to repurchase the interests of the partners and trust unit holders in certain of the Partnerships or Trusts. The Company purchased interests totaling $306,000 and $10,000 for the nine months ended September 30, 2019 and 2018, respectively.

(10) Financial Instruments

Fair Value Measurements:

Authoritative guidance on fair value measurements defines fair value, establishes a framework for measuring fair value and stipulates the related disclosure requirements. The Company follows a three-level hierarchy, prioritizing and defining the types of inputs used to measure fair value. The fair values of the natural gas, crude oil price swaps and natural gas liquid swaps are designated as Level 3. The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018:

September 30, 2019	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2019
(Thousands of dollars)
Assets
Commodity derivative contracts	$—	$—	$1,838	$1,838

Total assets	—	$—	$1,838	$1,838

Liabilities
Commodity derivative contracts	$—	$—	$(361)	$(361)

Total liabilities	$—	$—	$(361)	$(361)

December 31, 2018	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2018
(Thousands of dollars)
Assets
Commodity derivative contracts	$—	$—	$2,394	$2,394

Total assets	$—	$—	$2,394	$2,394

Liabilities
Commodity derivative contract	$—	$—	$(98)	$(98)

Total liabilities	$—	$—	$(98)	$(98)

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

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the nine months ended September 30, 2019.

(Thousands of dollars)
Net Asset– December 31, 2018	$2,296
Total realized and unrealized (gains) losses:
Included in earnings (a)	(1,787)
Purchases, sales, issuances and settlements	968

Net Assets September 30, 2019	$1,477

a)	Derivative instruments are reported in revenues as realized gain (loss) and on a separately reported line item captioned unrealized gain (loss) on derivative instruments.

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

Interest rate swap derivatives are treated as cash-flow hedges and are used to fix our floating interest rates on existing debt. The value of interest rate swaps if applicable, would be recorded in accumulated other comprehensive loss, net of tax. There are no current interest rate swaps for the periods ending September 30, 2019 and December 31, 2018.

The following table sets forth the effect of derivative instruments on the consolidated balance sheets at September 30, 2019 and December 31, 2018:

		Fair Value
(Thousands of dollars)	Balance Sheet Location	September 30, 2019	December 31, 2018
Asset Derivatives:
Derivatives not designated as cash-flow hedging instruments:
Natural gas commodity contracts	Derivative asset short-term	$67	$63
Natural gas liquid contracts	Derivative asset short-term	123	138
Crude oil commodity contracts	Derivative asset short-term	1,648	1,473
Natural gas commodity contracts	Derivative asset long-term and other assets	—	7
Crude oil commodity contracts	Derivative asset long-term and other assets	—	713

Total		$1,838	$2,394

Liability Derivatives:
Derivatives not designated as cash-flow hedging instruments:
Crude oil commodity contracts	Derivative liability short-term	$(361)	$—
Natural gas commodity contracts	Derivative liability short-term	—	(75)
Natural gas liquid contracts	Derivative liability short-term	—	(13)
Natural gas commodity contracts	Derivative liability long-term	—	(10)

Total		$(361)	$(98)

Total derivative instruments		$1,477	$2,296

The following table sets forth the effect of derivative instruments on the consolidated statements of operations for the nine-month period ended September 30, 2019 and 2018:

	Location of gain (loss) recognized in income	Amount of gain/loss recognized in income
(Thousands of dollars)		2019	2018
Derivatives not designated as cash-flow hedge instruments:
Natural gas commodity contracts	Unrealized gain (loss) on derivative instruments, net	$82	$(359)
Crude oil commodity contracts	Unrealized loss on derivative instruments, net	(900)	(7,148)
Natural gas liquids contracts	Unrealized loss on derivative instruments, net	(1)	(645)
Natural gas commodity contracts	Realized gain on derivative instruments, net	90	124
Crude oil commodity contracts	Realized loss on derivative instruments, net	(1,302)	(2,895)
Natural gas liquids contracts	Realized gain (loss) on derivative instruments, net	244	(154)

		$(1,787)	$(11,077)

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

	Nine Months Ended September 30,
	2019			2018
	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount
Basic	$5,249	2,008,593	$2.61	$7,115	2,102,853	$3.38
Effect of dilutive securities:
Options		760,972			754,558

Diluted	$5,249	2,769,565	$1.90	$7,115	2,857,411	$2.49

	Three Months ended September 30,
	2019			2018
	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount
Basic	$2,512	2,008,688	$1.25	$4,353	2,069,231	$2.10
Effect of dilutive securities:
Options		760,552			756,366

Diluted	$2,512	2,769,240	$0.91	$4,353	2,825,597	$1.54

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

We are the operator of the majority of our developed and undeveloped acreage which is nearly all held by production. In the Permian Basin of West Texas and eastern New Mexico the Company maintains an acreage position of approximately 19,900 gross (12,560 net) acres, 97% of which is located in Reagan, Upton, Martin, and Midland counties of Texas where our current horizontal drilling activity is focused. Recent results from our wells and the wells of other operators have proven the potential of the Lower Spraberry, Jo Mill, and Wolfcamp A intervals, in addition to the Middle Wolfcamp. We believe our Permian Basin acreage has the resource potential to support the future drilling of as many as 375 horizontal wells.

In Oklahoma we maintain an acreage position of approximately 55,880 gross (10,700 net) acres. Our Oklahoma horizontal development is focused primarily in Canadian, Kingfisher, Garfield, Major, Grady, and Garvin counties. We believe approximately 3,460 net acres in these counties hold significant additional resource potential that could support the drilling of as many as 105 new horizontal wells based on two reservoir targets and four to eight wells per reservoir per section.

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

West Texas Region

Our West Texas activities are concentrated in the Permian Basin in Texas and New Mexico. The Spraberry field, discovered in 1949, encompasses eight counties in West Texas and the Company believes it is the second largest oil field in the United States. The field is approximately 150 miles long and 75 miles wide at its widest point. The oil produced is West Texas Intermediate Sweet, and the gas produced is casing-head gas with an average energy content of 1,400 Btu. The oil and gas are produced primarily from six formations; the Upper and Lower Spraberry, the Wolfcamp, the Strawn and the Atoka, at depths ranging from 6,700 feet to 11,300 feet. This region is managed from our office in Midland, Texas.

As of December 31, 2018, we had 519 wells (256 net) in the West Texas area, of which 361 wells are operated by us. Principal producing intervals for the Company are in the Spraberry, Jo Mill, Wolfcamp and San Andres formations at depths ranging from 5,500 to 12,500 feet. Average net daily production in 2018 was 4,248 Boe. At December 31, 2018, we had 8,401 MBoe of proved reserves in the West Texas area, or 66% of our total proved reserves. We maintain an acreage position of approximately 19,900 gross (12,560 net) acres in the Permian Basin in West Texas, primarily in Reagan, Upton, Martin and Midland counties and believe this acreage has significant resource potential for horizontal drilling in the Spraberry, Jo Mill, and Wolfcamp intervals. We operate a field service group in this region utilizing nine workover rigs, five hot oiler trucks, one kill truck, and one roustabout truck. Services including well service support, site preparation and construction services for drilling and workover operations are provided to third-party operators as well as utilized in our own operated wells and locations.

In the fourth quarter of 2018, in our West Texas horizontal drilling program, the Company participated for 49.3% interest in eight one-mile horizontal wells drilled in the Middle Wolfcamp. These wells were brought on production in February, 2019. The total cost of these eight wells and their facilities is approximately $48.3 million with the Company’s share being $23.7 million. Through September, these wells have produced approximately 670,000 barrels of oil, along with associated gas. PrimeEnergy’s net revenue interest is 36.82%, therefore, our share of the oil recovered in just the first eight months is approximately 247,000 barrels. We are pleased with the initial performance of these eight wells and expect 100% capital recover in approximately 28 months.

In the second quarter of 2019, in our West Texas horizontal drilling program, we completed three new horizontal wells on our Kashmir Tract: one in the Wolfcamp A, one in the Jo Mill, and one in the Lower Spraberry. These intervals were previously not proven as horizontal target reservoirs for our acreage in Upton County. In the first 120 days of production the three wells have produced 137,800 gross barrels of oil along with associated wellhead gas. PrimeEnergy has 47% to 49% working interest and 39% to 40.7% net revenue interest in the Lower Spraberry and Jo Mill wells, from which 76% of the production has been recovered to-date. The Company has 5.3% working interest and 3.9% net revenue interest in the Wolfcamp A well. Our share of the gross $26 million cost to drill and complete these three wells is approximately $8.9 million. The three new Kashmir horizontal wells in Upton County have confirmed the economic viability of these three shallow target intervals, not only for the 1,300 acre block in which they were drilled, but also for the 3,260 acre block two miles to the west that we are also developing with Apache. In addition, two offset operators have recently completed wells in the Jo Mill and Lower Spraberry offset our 3,260 acre block, further proving the productive capabilities of these target benches.

Apache has indicated plans to drill 16 additional horizontal wells on the Kashmir Tract in early 2020. This 16 well program will not only focus on developing the Wolfcamp A, Jo Mill, and Lower Spraberry, but also investigate an additional target reservoir, the Middle Spraberry Shale. One of the 16 wells to be drilled in early 2020 will be landed in the Middle Spraberry Shale. Following the initial well there are five additional Middle Spraberry Shale wells that are likely to be drilled on the Kashmir Tract in the near future. The gross cost of the total additional 21 wells would be approximately $185 million, with the Company’s share being approximately $69 million. In the 3,260 acre block, Prime holds leases with interest varying from 14% to 56%.    Given the strong initial production performance of our recent shallow horizontals we anticipate an additional 80 wells to be drilled with Apache in this block over the next few years. The gross cost of 80 wells here would be approximately $648 million, with the Company’s share being approximately $281 million. The actual number of wells that will be drilled, the cost, and the timing of drilling will vary based upon many factors, including commodity market conditions.

In the Permian Basin of West Texas the Company maintains an acreage position of approximately 19,900 gross (12,560 net) acres primarily in Reagan, Upton, Martin and Midland counties. We believe this acreage has significant resource potential in approximately 10 reservoir benches, including benches of the Spraberry, Jo Mill, and Wolfcamp formations to support the potential for drilling as many as 375 additional horizontal wells. The Company’s share of the capital investment for a 375 well development program would be approximately $1.5 billion dollars assuming an average cost of $8.5 million per well and an average working interest of 50% in each well.

Mid-Continent Region

Our Mid-Continent activities are concentrated in central Oklahoma. This region is managed from our office in Oklahoma City, Oklahoma. As of December 31, 2018, we had 580 wells (227 net) in the Mid-Continent area, of which 310 wells are operated by us. Principal producing intervals are in the Roberson, Avant, Skinner, Sycamore, Bromide, McLish, Hunton, Mississippian, Oswego, Red Fork, and Chester formations at depths ranging from 1,100 to 10,500 feet. Average net daily production in 2018 was 977 Boe. At December 31, 2018, we had 2,882 MBoe of proved reserves in the Mid-Continent area, or 23% of our total proved reserves. We maintain an acreage position of approximately 55,880 gross (10,700 net) acres in this region, primarily in Canadian, Kingfisher, Grant and Garvin counties. We operate a field service group in this region from a field office in Elmore City, utilizing one workover rig and one saltwater hauling truck. Our Mid-Continent region is actively participating with third-party operators in the horizontal development of lands that include Company owned interest in several counties in the STACK and SCOOP shale plays of Oklahoma where drilling is primarily targeting reservoirs of the Mississippian, Woodford, and Hunton formations.

In the Mid-Continent Region, in 2018, the Company participated in 11 wells in Oklahoma, with six of these on production by year-end. Another five of the 11 wells were drilled by Marathon in the “Ruthie 1609” Tract in Kingfisher County and brought on-line in March of 2019. Prime participated with 11.87% interest in the five new Ruthie wells investing approximately $4.5 million. This group of wells is showing strong initial production performance. In 2019, Encana Corporation has continued development in the area with the drilling of six wells on the Slash Tract and six on the WM Wallace Tract in which PrimeEnergy has 1.54% and 7.64% working interest respectively. These wells are expected to be on-line in the fourth quarter of 2019. Our share of the drilling and completion costs of these 12 wells is expected to be $3.8 million. Also in Oklahoma, the Company recently participated with Roan Resources, Inc. in the drilling of seven wells in Grady County, Oklahoma. The Company has 10% interest in one of these wells and less than one percent interest in the remaining six. The estimated total expenditure net to the Company for these seven wells is approximately $1.3 Million. Three of the seven wells came on-line in July, 2019 and the remaining four wells were drilled, but due to a pending take-over of Roan Resources by Citizen Energy, are unlikely to be completed until 2020. In addition, there are eight new wells spud in the first and second quarter of 2019 from which the Company will receive a minor over-riding royalty interest.

The Company’s horizontal activity in Oklahoma is primarily focused in Canadian, Grady, Kingfisher, Garfield, Major, and Garvin counties where we have approximately 3,460 net leasehold acres within the SCOOP/STACK shale plays. We believe this acreage has significant additional resource potential that could support the drilling of as many as 105 new horizontal wells based on an estimate of eight wells per section: four in the Mississippian and four in the Woodford Shale.

Appalachian Region

Our Appalachian activities are concentrated primarily in West Virginia. This region is managed from our office in Charleston, West Virginia. Our assets in this region include a large acreage position and a high concentration of wells. At December 31, 2018, we had interest in 500 wells (469 net), of which 477 wells are operated. There are multiple producing intervals that include the Big Lime, Injun, Blue Monday, Weir, Berea, Gordon and Devonian Shale formations at depths primarily ranging from 1,600 to 5,600 feet. Average net daily production in 2018 was 244 Boe. While natural gas production volumes from Appalachian reservoirs are relatively low on a per-well basis compared to other areas of the United States, the productive life of Appalachian reserves is relatively long. At December 31, 2018, we had 559 MBoe of proved developed reserves (substantially all natural gas) in the Appalachian region, constituting 4% of our total proved reserves. We maintain an acreage position of over 40,200 gross (39,700 net) acres in this region, primarily in Calhoun, Clay, and Roane counties. We operate a small field service group in this region utilizing one swab rig, one paraffin truck, one saltwater hauling truck and limited excavating equipment to primarily service our own operated wells and locations. As of September 30, 2019, the Appalachian region has no wells in the process of being drilled, no waterfloods in the process of being installed and no other related activities of material importance.

Gulf Coast Region

Our development, exploration, and production activities in the Gulf Coast region are primarily concentrated in southeast Texas. This region is managed from our office in Houston, Texas. Principal producing intervals are in the Wilcox, San Miguel, Olmos, and Yegua formations at depths ranging from 3,000 to 12,500 feet. We had 263 producing wells (164 net) in the Gulf Coast region as of December 31, 2018, of which 220 wells are operated by us. Average daily production in 2018 was 572 Boe.

At December 31, 2018, we had 925 MBoe of proved reserves in the Gulf Coast region, which represented 7% of our total proved reserves. We maintain an acreage position of over 12,700 gross (5,120 net) acres in this region, primarily in Dimmit and Polk counties. We operate a field service group in this region from a field office in Carrizo Springs, Texas utilizing: three workover rigs, 17 water transport trucks, two saltwater disposal wells, several trucks, and excavating equipment. Services, including well service support, site preparation and construction for drilling and workover operations, are provided to third-party operators as well as utilized for our own operated wells and locations.    As of September 30, 2019, the Gulf Coast region has no operated wells in the process of being drilled, no waterfloods in the process of being installed and no other related activities of material importance.

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

In 2018, the Company completed and put on production nine horizontal wells in West Texas and six horizontal wells in Oklahoma. Proved Developed reserves at year-end included an additional eight Shut-In horizontal wells in West Texas that have been brought on production in February, 2019 and five Shut-In horizontal wells in Oklahoma brought on production in March, 2019. In addition, at December 31, 2018, our reserve report included 43 MBoe of proved undeveloped reserves attributable to eight horizontal wells drilled in Oklahoma. Three of the eight wells came on-line in July, 2019 and the remaining five wells were drilled, but due to a pending take-over of Roan Resources by Citizen Energy, are unlikely to be completed until 2020. Additional 2019 activity is discussed in the Recent Activities section below.

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

RECENT ACTIVITIES

Since the start of our West Texas horizontal drilling program in 2015 the Company has participated in 67 horizontal wells and invested approximately $103 million dollars. The Company has an acreage position of approximately 12,560 net acres in West Texas with the potential to drill 375 or more new horizontal wells. In Oklahoma, since the start of our SCOOP/STACK horizontal drilling program in 2013, the Company has drilled or committed to drill 41 wells with a total investment of approximately $23.9 million dollars, plus has elected to receive an overriding royalty interest in 60 additional wells drilled to-date. The Company holds approximately 3,460 net acres within the SCOOP/STACK shale plays with the potential for 105 new horizontal wells.

In 2018, the Company participated in a total of 28 gross (6.1 net) horizontal wells with an investment to our share of approximately $41 million. We completed 17 wells in our West Texas horizontal development program and 11 wells in our SCOOP/STACK horizontal development program in Oklahoma. All 28 wells were successful and are producing.

In the fourth quarter of 2018, in our West Texas horizontal drilling program, the Company participated for 49.3% interest in eight one-mile horizontal wells drilled in the Middle Wolfcamp. These wells were brought on production in February, 2019. The total cost of these eight wells and their facilities is approximately $48.3 million with the Company’s share being $23.7 million. Since completion these wells will have produced approximately 670,000 barrels of oil, along with associated gas. PrimeEnergy’s net revenue interest is 36.82%, therefore, our share of the oil recovered in the first eight months of production is approximately 247,000 barrels. We are pleased with the initial performance of these eight wells and expect 100% capital recover in approximately 28 months.

In the second quarter of 2019, in our West Texas horizontal drilling program, we completed three new horizontal wells on our Kashmir Tract: one in the Wolfcamp A, one in the Jo Mill, and one in the Lower Spraberry. These intervals were previously not proven as horizontal target reservoirs for our acreage in Upton County. In the first 120 days of production the three wells have produced 137,800 gross barrels of oil along with associated wellhead gas. PrimeEnergy has 47% to 49% working interest and 39% to 40.7% net revenue interest in the Lower Spraberry and Jo Mill wells, from which 76% of the production has been recovered to-date. The Company has 5.3% working interest and 3.9% net revenue interest in the Wolfcamp A well. Our share of the gross $26 million cost to drill and complete these three wells is approximately $8.9 million. The three new Kashmir Tract horizontal wells in Upton County have confirmed the economic viability of these three shallow target intervals, not only for the 1,300 acre block in which they were drilled, but also for the 3,260 acre block two miles to the west that we are also developing with Apache. In addition, two offset operators have recently completed wells in the Jo Mill and Lower Spraberry offset our 3,260 acre block, further proving the productive capabilities of these benches.

Apache has indicated that they are planning to drill 16 additional horizontal wells on the Kashmir Tract in early 2020. This 16 well program will not only focus on developing the shallower proven intervals, but also investigate a new reservoir bench, the Middle Spraberry Shale. Therefore, one of the 16 wells to be drilled in early 2020 will be landed in the Middle Spraberry Shale. Following the initial well, there are five additional Middle Spraberry Shale wells that are likely to be drilled on the Kashmir Tract in the near future. The gross cost of the total additional 21 wells would be approximately $185 million, with the Company’s share being approximately $69 million. In the 3,260 Tract, Prime holds leases with interest varying from 14% to 56%. Given the strong initial production performance of our recent shallow horizontals we anticipate an additional 80 wells to be drilled with Apache in the offset 3,260 acre block over the next few years. The gross cost of 80 wells here would be approximately $748 million with the Company’s share being approximately $284 million. The actual number of wells that will be drilled, the cost, and the timing of drilling will vary based upon many factors, including commodity market conditions.

In the Permian Basin of West Texas the Company maintains an acreage position of approximately 19,900 gross (12,560 net) acres primarily in Reagan, Upton, Martin and Midland counties. We believe this acreage has significant resource potential in approximately 10 reservoir benches, including benches of the Spraberry, Jo Mill, and Wolfcamp formations to support the potential for drilling as many as 375 additional horizontal wells. The Company’s share of the capital investment for a 375 well development program would be approximately $1.5 billion dollars assuming an average cost of $8.5 million per well and an average working interest of 50% in each well.

In Oklahoma, since the start in 2013 of our SCOOP/STACK horizontal drilling program, the Company has drilled or committed to drill 41 wells with a total investment of approximately $23.9 million, plus elected to receive an overriding royalty in 60 additional wells. The Company holds approximately 3,460 net acres within the SCOOP/STACK shale plays with the potential for 105 new horizontal wells.

In Oklahoma, in 2018, the Company participated in 11 wells, with six of these on production by year-end. Another five of the 11 wells were drilled by Marathon in the “Ruthie 1609” tract in Kingfisher County and were brought on-line in March of 2019. Prime participated with 11.87% interest in these five new wells, investing approximately $4.5 million. This group of wells had strong initial production performance and Encana has increased the level of activity in the area with the drilling of 12 new wells set to be producing in the fourth quarter of 2019. PrimeEnergy has an average of 4.59% working interest in these 12 wells. Drilling and completion costs net to our interest are expected to be $3.8 million.

Also in Oklahoma, the Company participated with Roan Resources, Inc. in the drilling of seven wells in Grady County, Oklahoma. The Company has 10% interest in one of these seven wells and less than one percent interest in the remaining six. The estimated total expenditure net to the Company is approximately $1.3 Million. Three of these seven wells came on-line July, 2019 and the remaining four were drilled, but due to a pending take-over of Roan Resources by Citizen Energy, are unlikely to be completed until 2020. In addition, there are 15 new wells spud in the first nine months of 2019 from which the Company will receive a minor over-riding royalty interest.

The Company’s horizontal activity in Oklahoma is primarily focused in Canadian, Grady, Kingfisher, Garfield, Major, and Garvin counties where we have approximately 3,460 net leasehold acres within the SCOOP/STACK shale plays. We believe this acreage has significant additional resource potential that could support the drilling of as many as 105 new horizontal wells based on an estimate of twelve wells per section: six in the Mississippian and six in the Woodford Shale. Should we choose to participate in future development, our share of the capital expenditures would be approximately $80 million at an average 10% ownership level; the Company will otherwise sell its rights for cash, or cash plus a royalty or working interest.

RESULTS OF OPERATIONS

2019 and 2018 Compared

We reported net income of $5.2 million, or $2.61 per share and $2.5 million, or $1.25 per share for the nine and three months ended September 30, 2019, respectively, as compared to net income for the nine and three months ended September 30, 2018 of $7.15 million, or $3.38 per share and $4.4 million, or $2.10 per share, respectively. Current year net income reflects an increase in production combined with commodity price changes over the three and nine months ended September 30, 2019, decrease in gains related to the sale of acreage and changes related to the valuation of derivative instruments. The significant components of income and expense are discussed below.

Oil, gas and NGLs sales decreased $6.9 million, or 25.7% from $27 million for the three months ended September 30, 2018 to $20 million for the three months ended September 30, 2019 and decreased $6.5 million, or 8.8% from $73.8 million for the nine months ended September 30, 2018 to $67.3 million for the nine months ended September 30, 2019.

Our realized prices at the well head decreased an average of $10.72 per barrel, or 17.0% and $8.25 per barrel, or 13.1% on crude oil during the three and nine months ended September 30, 2019, respectively from the same periods in 2018. Our average price for natural gas decreased $1.28 per Mcf, or 53.2% and $0.92 per Mcf, or 39.4% during the three and nine months ended September 30, 2019, respectively from the same periods in 2018. Our average price for NGLs sold decreased an average of $21.4 per barrel, Or 66.6% and $13.19 per barrel, or 45.9% during the three and nine months ended September 30, 2019, respectively from the same periods in 2018. Production increases were negatively impacted by natural gas prices at the Waha hub where Permian Basin production exceeded West Texas takeaway capacity. Gas prices traded at historic lows, and at times were negative, for portions of the second and third quarters of 2019. This gas pricing is expected to improve as Waha prices improve, due to the third-party operated Gulf Coast Express (GCX) pipeline placed in service in late September.

Our crude oil production decreased by 9,000 barrels or 2.7% from 332,000 barrels for the third quarter 2018 to 323,000 barrels for the third quarter 2019 and increased by 96,000 barrels, or 10.5% from 916,000 barrels for the nine months ended September 30, 2018 to 1,012,000 barrels for the nine months ended September 30, 2019. Our natural gas production increased by 399,632 Mcf, or 44.1% from 906,000 Mcf for the third quarter 2018 to 1,305,632 Mcf for the third quarter 2019 and increased by 772,000 Mcf, or 27.8% from 2,777,000 Mcf for the nine months ended September 30, 2018 to 3,549,000 Mcf for the nine months ended September 30, 2019. Our NGL production increased by 35,983 barrels or 29.7% from 121,000 barrels for the third quarter 2018 to 156,983 barrels for the third quarter 2019 and increased by 111,000 barrels, or 33.2% from 334,000 barrels for the nine months ended September 30, 2018 to 445,000 barrels for the nine months ended September 30, 2019. The net increase in production volumes reflect by production from new wells added in February through July 2019, offset with the natural decline of the previously existing properties.

The following table summarizes the primary components of production volumes and average sales prices realized for the nine months ended September 30, 2019 and 2018 (excluding realized gains and losses from derivatives).

		Nine months ended September 30,
	2019	2018	Increase / (Decrease)	Increase / (Decrease)
Barrels of Oil Produced	1,012,000	916,000	96,000	10.5%
Average Price Received	$54.72	$62.97	$(8.25)	(13.1)%

Oil Revenue (In 000’s)	$55,370	$57,683	$(2,313)	(4.0)%

Mcf of Gas Sold	3,549,000	2,777,000	772,000	27.8%
Average Price Received	$1.43	$2.35	$(0.92)	(39.4)%

Gas Revenue (In 000’s)	$5,057	$6,526	$(1,469)	(22.5)%

Barrels of Natural Gas Liquids Sold	445,000	334,000	111,000	33.2%
Average Price Received	$15.52	$28.71	$(13.19)	(45.9)%

Natural Gas Liquids Revenue (In 000’s)	$6,906	$9,588	$(2,682)	(28.0)%

Total Oil & Gas Revenue (In 000’s)	$67,333	$73,797	$(6,464)	(8.8)%

		Three months ended September 30,
	2019	2018	Increase / (Decrease)	Increase / (Decrease)
Barrels of Oil Produced	323,000	332,000	(9,000)	(2.7)%
Average Price Received	$52.41	$63.13	$(10.72)	(17.0)%

Oil Revenue (In 000’s)	$16,928	$20,960	$(4,032)	(19.2)%

Mcf of Gas Sold	1,305,632	906,000	399,632	44.1%
Average Price Received	$1.12	$2.40	$(1.28)	(53.2)%

Gas Revenue (In 000’s)	$1,467	$2,174	$(707)	(32.5)%

Barrels of Natural Gas Liquids Sold	156,983	121,000	35,893	29.7%
Average Price Received	$10.75	$32.15	$(21.40)	(66.6)%

Natural Gas Liquids Revenue (In 000’s)	$1,687	$3,890	$(2,203)	(56.6)%

Total Oil & Gas Revenue (In 000’s)	$20,082	$27,024	$(6,942)	(25.7)%

Oil, Natural Gas and NGL Derivatives We do not apply hedge accounting to any of our commodity based derivatives, thus changes in the fair market value of commodity contracts held at the end of a reported period, referred to as mark-to-market adjustments, are recognized as unrealized gains and losses in the accompanying condensed consolidated statements of operations. As oil and natural gas prices remain volatile, mark-to-market accounting treatment creates volatility in our revenues. The following table summarizes the results of our derivative instruments for the three and nine months ended September 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
		($ in thousand)
Oil derivatives – realized losses	$(426)	$(1,261)	$(1,302)	$(2,895)
Oil derivatives – unrealized gains (losses)	2,202	(1,716)	(900)	(7,148)

Total gains (losses) on oil derivatives	$1,776	$(2,977)	$(2,202)	$(10,043)
Natural gas derivatives – realized gains	$98	$39	$90	$124
Natural gas derivatives – unrealized gains (losses)	(69)	(31)	82	(359)

Total gains (losses) on natural gas derivatives	$29	$8	$172	$(235)
NGL derivatives – realized gain (losses)	$134	$(127)	$244	$(154)
NGL derivatives – unrealized gains (losses)	(62)	(448)	(1)	(645)

Total gains (losses) on NGL derivatives	72	(575)	243	(799)

Total gains (losses) on oil, natural gas and NGL derivatives	$1,876	$(3,544)	$(1,787)	$(11,077)

Prices received for the nine months ended September 30, 2019 and 2018, respectively, including the impact of derivatives were:

	2019	2018
Oil Price	$53.43	$59.81
Gas Price	$1.45	$2.39
NGLS Price	$16.08	$28.24

Field service income increased $0.4 million or 8.9% from $4.5 million for the third quarter 2018 to $4.9 million for the third quarter 2019 and $1.2 million, or 9.3% from $13.1 million for the nine months ended September 30, 2018 to $14.3 million for the nine months ended September 30, 2019. This increase is a combined result of increased utilization and rates charged to customers during the 2019 period. Workover rig services, hot oil treatments, salt water hauling and disposal represent the bulk of our field service operations.

Lease operating expense decreased $1.3 million or 13.9% from $9.5 million for the third quarter 2018 to $8.2 million for the third quarter 2019, and decreased $2.4 million or 9.1% from $26.8 million for the nine months ended September 30, 2018 to $24.4 million for the nine months ended September 30, 2019. This decrease is primarily due to the sales of high lifting cost properties during 2019 combined with lower production taxes related to lower commodity prices, offset by costs related to new wells brought on-line and general rate increases on vendor services during the first nine months of 2019 as compared to the same period of 2018.

Field service expense increased $0.2 million or 6.5% from $3.7 million for the third quarter 2018 to $3.9 million for the third quarter 2019 and increased $1.4 million, or 14.4% from $10.2 million for the nine months ended September 30, 2018 to $11.6 million for the nine months ended September 30, 2019. Field service expenses primarily consist of salaries and vehicle operating expenses which have increased during the nine months ended September 30, 2019 over the same period of 2018 as a direct result of increased services and utilization of the equipment.

Depreciation, depletion, amortization and accretion on discounted liabilities increased $1.4 million, or 17.4% from $7.9 million for the third quarter 2018 to $9.3 million for the third quarter 2019 and $4.1 million, or 17.2% from $23.7 million for the nine months ended September 30, 2018 to $27.8 million for the nine months ended September 30, 2019, reflecting the increased production related to new wells placed on production late in 2018 and the first three quarters of 2019.

General and administrative expense increased $0.6 million, or 26.8% from $2.2 million for the three months ended September 30, 2018 to $2.8 million for the three months ended September 30, 2019, and increased $1.9 million, or 17.3% from $10.7 million for the nine months ended September 30, 2018 to $12.6 million for the nine months ended September 30, 2019. This increase in 2019 reflects the combination of a reduction in G&A reimbursements related to the sale of property and increases in personnel costs.

Gain on sale and exchange of assets of $3.2 million and $1.8 million for the nine months ended September 30, 2018 and September 30, 2019, respectively consists of sales of non-essential oil and gas interests and field service equipment.

Interest expense increased from $0.8 million for the third quarter 2018 to $0.9 million for the third quarter 2019 and from $2.6 million for the nine months ended September 30, 2018 to $2.9 million for the nine months ended September 30, 2019. This increase reflects the increase in current borrowings under our revolving credit agreement.

Income tax expense for the September 30, 2018 and 2019 periods varied due to the change in net income for those periods.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flows generated from operations, through our producing oil & gas properties and field services business, and from sales of non-core acreage.

Net cash provided by our operating activities for the nine months ended September 30, 2019 was $21.5 million compared to $25.5 million for the nine months ended September 30, 2018. Excluding the effects of significant unforeseen expenses or other income, our cash flow from operations fluctuates primarily because of variations in oil and gas production and prices or changes in working capital accounts. Our oil and gas production will vary based on actual well performance but may be curtailed due to factors beyond our control.

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

We currently maintain a credit facility totaling $300 million, with a borrowing base of $90 million. As of November 1, 2019 the Company has $59 million in outstanding borrowings and $31 million in availability under this facility. The bank reviews the borrowing base semi-annually and, at their discretion, may decrease or propose an increase to the borrowing base relative to a redetermined estimate of proved oil and gas reserves. The next borrowing base review is scheduled for December 2019. Our oil and gas properties are pledged as collateral for the line of credit and we are subject to certain financial and operational covenants defined in the agreement. We are currently in compliance with these covenants and expect to be in compliance over the next twelve months. If we do not comply with these covenants on a continuing basis, the lenders have the right to refuse to advance additional funds under the facility and/or declare all principal and interest immediately due and payable. Our borrowing base may decrease as a result of lower natural gas or oil prices, operating difficulties, declines in reserves, lending requirements or regulations, the issuance of new indebtedness or for other reasons set forth in our revolving credit agreement. In the event of a decrease in our borrowing base due to declines in commodity prices or otherwise, our ability to borrow under our revolving credit facility may be limited and we could be required to repay any indebtedness in excess of the redetermined borrowing base.

Our credit agreement required us to hedge a portion of our production as forecasted for the PDP reserves included in our borrowing base review engineering reports. Accordingly the Company has in place the following swap and put agreements for oil and natural gas.

	2019	2020	2019	2020
Swap Agreements
Natural Gas (MMBTU)	—	180,000	$—	$2.95
Natural Gas Liquids (barrels)	15,000	—	$21.66	—
Oil (barrels)	134,600	225,500	$53.05	$58.43

	2019	2020	2019	2020
Put Agreements
Natural Gas (MMBTU)	—	1,849,000	$—	$2.25
Oil (barrels)	—	65,000	$—	$49.00

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

We have in place both a stock repurchase program and a limited partnership interest repurchase program under which we expect to continue spending during 2019. As of November 1, 2019, we have spent $4.846 million under these programs during 2019.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the first nine months of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	RISK FACTORS

The Company is a smaller reporting company and no response is required pursuant to this Item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities by the Company during the period covered by this report.

During the nine months ended September 30, 2019, the Company purchased the following shares of common stock as treasury shares.

2019 Month	Number of shares	Average price paid per share	Maximum number of shares that may yet be purchased under the program at month end(1)
January	1,386	$80.50	192,077
February	2,716	$122.36	189,361
March	1,861	$156.23	187,500
April	2,601	$142.71	184,899
May	10,637	$138.44	174,262
June	3,210	$135.04	171,052
July	6,253	$127.74	164,799
August	1,155	$118.73	163,644
September	1,407	$114.11	162,237

Total/Average	31,226	$131.57

(1)

In December 1993, we announced that the Board of Directors authorized a stock repurchase program whereby we may purchase outstanding shares of the common stock from time-to-time, in open market transactions or negotiated sales. On October 31, 2012 and June 13, 2018, the Board of Directors of the Company approved an additional 500,000 and 200,000 respectively, shares of the Company’s stock to be included in the stock repurchase program. A total of 3,700,000 shares have been authorized, to date, under this program. Through September 30, 2019, a total of 3,537,763 shares have been repurchased under this program for $72,844,792 at an average price of $20.59 per share. Additional purchases of shares may occur as market conditions warrant. We expect future purchases will be funded with internally generated cash flow or from working capital.

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

PrimeEnergy Resources Corporation
(Registrant)

November 7, 2019	/s/ Charles E. Drimal, Jr.
(Date)	Charles E. Drimal, Jr.
President
Principal Executive Officer

November 7, 2019	/s/ Beverly A. Cummings
(Date)	Beverly A. Cummings
Executive Vice President
Principal Financial Officer