Form 10-K
period 2019-12-31
PRIMEENERGY RESOURCES CORP
filed 2020-05-06
CIK 56868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Securities registered pursuant to Section 12(g) of the Act

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

The aggregate market value of the voting stock of the Registrant held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of the last business day of the Registrant’s most recently completed second fiscal quarter, was $117,679,627.

The number of shares outstanding of each class of the Registrant’s Common Stock as of April 30, 2020 was 1,994,177 Common Stock, $0.10 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement to be furnished to stockholders in connection with its Annual Meeting of Stockholders to be held on June 23, 2020, are incorporated by reference in Part III hereof.

FORWARD-LOOKING STATEMENTS AND RISK

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs, the potential impact of epidemics and pandemics, including the COVID-19 coronavirus (“COVID-19”), and plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on our examination of historical operating trends, the information that was used to prepare our estimate of proved reserves as of December 31, 2019, and other data in our possession or available from third parties. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “plan,” “believe,” or “continue” or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, our assumptions about:

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

Exploration, Development and Recent Activities

The Company’s activities include development and exploratory drilling. Our strategy is to develop the Company’s extensive oil and gas reserves primarily through horizontal drilling. This strategy includes targeting reservoirs with high initial production rates and cash flow as well as other reservoirs with lower initial production rates but that are sustained longer and that expected to deliver a higher expected return on investment. We believe that with today’s technology, horizontal development of our reserves provides superior economic results as compared to vertical development, by delivering higher production rates through greater contact and stimulation of a larger volume of reservoir rock while minimizing the surface footprint required to develop those same reserves.

Maintaining a strong balance sheet and ample liquidity are key components of our business strategy. For 2020, we will continue our focus on preserving financial flexibility and ample liquidity as we manage the risks facing our industry. Our 2020 capital budget is reflective of current commodity prices and has been established based on an expectation of available cash flows, with any cash flow deficiencies expected to be funded by borrowings under our revolving credit facility. As we have done historically to preserve or enhance liquidity, we may adjust our capital program throughout the year, divest non-strategic assets, or enter into strategic joint ventures.

Under SEC rules governing the scheduling of development of proved undeveloped (PUD) reserves, our year-end reserve report includes only those 12 PUD locations that at year-end had been drilled but not yet completed, along with ten new locations originally slated to be drilled in 2020. Of these ten, the Company is participating for an average 42% in seven wells that have been drilled as of April 15, 2020, and are awaiting completion. Of the 12 locations drilled but not completed at year-end 2019, the Company has 10% interest in one well and less than one percent interest in each of three wells, and over-riding royalty interest only in eight wells.

Since the start of our West Texas horizontal drilling program in 2015 and through the fourth quarter of 2019 the Company has participated in 67 horizontal wells in the Permian Basin, 11 of which were brought into production in 2019. As of year-end, the Company has invested approximately $104 MM. Of the total 67 horizontal wells in this program, the Company has an average of 28.19% interest in 52 wells, and less than one percent interest in 15 wells. Of the 11 wells brought on production in 2019, the Company has 49% interest in eight wells on our CC-33 tract that are one-mile in length, as well as an average 49% interest in two wells, and 5.3% interest in one well that are each two-miles in length, located on our Kashmir tract. Our investment in these 11 new horizontal wells was approximately $31.5 million, including production facilities.

In Upton County, West Texas, we are developing a contiguous 3,260-acre block with our joint venture partner, Apache Corporation. In this block the Company has 2,600 leasehold acres with interest between 14% and 56%, depending on the particular lease and depth being developed. In 2018, in this block, eight wells drilled horizontally in the Wolfcamp “B”, were participated in for 49% interest and brought on production in February, 2019. This is believed to be full development of the Wolfcamp “B” reservoir for this lease block. Apache will likely now set its sights on development of the Upper Wolfcamp, Jo Mill, and Lower Spraberry reservoirs for this block, following the recent successful testing in 2019 of these reservoirs on our offset 1,300 acre lease block. Given the favorable results achieved by the initial three wells on this block, it is expected that as many as 54 additional horizontals will be slated for development on this 3,260 acre block in the near future. The cost of such development would be approximately $370.6 million with the Company’s share being approximately $170.8 million. In addition to the 54 wells likely to be drilled for these three reservoirs, there is a fourth target reservoir, the Middle Spraberry, that is also prospective for future development. The potential of the Middle Spraberry on the 3,280 acre block is for 18 horizontal wells to be drilled and completed at a gross cost of approximately $126.3 million with the Company’s share being approximately $61.8 million. The actual number of wells that are eventually drilled as well as the cost and the timing of drilling will vary based upon many factors, including commodity market conditions.

In addition to the 3,260-acre block being developed, as described above, the Company is also developing an offsetting 1,300-acre block in Upton County, Texas, with Apache Corporation as operator. In the second quarter of 2019 three horizontal wells were completed and brought on production from reservoirs above the Middle Wolfcamp: one in the Wolfcamp “A”, one in the Jo Mill, and one in the Lower Spraberry, confirming the economic viability of these reservoirs on our acreage. Prime holds between 5% and 48% working interest in various depths of this acreage, and of the $26.7 million development cost for these three wells, our share was approximately $9.2 million. As a result of the success of these initial three wells, nine new horizontals have been spud in the first quarter of 2020 and six of these were finished being drilled in April. These six are expected to be on production in the fourth quarter of 2020. Our average 47.76% share of the cost of these six horizontal wells will be approximately $21 million. Drilling of the remaining three wells is expected to be delayed until 2021. In addition to the nine new development locations in the Wolfcamp “A”, Jo Mill and Lower Sprayberry of our 1,300-acre block with Apache Corporation, there are four locations in the Middle Spraberry that are likely to be considered for future development at an estimated gross cost of approximately $30.2 million, with the Company’s share being approximately $14.2 million. Along with the six horizontal wells drilled in early 2020 in Upton County, the Company participated for 7.7% interest in the horizontal drilling of a well operated by Pioneer Natural Resources that is expected to be completed in the fourth quarter of 2020. Our total net expenditure for this well is estimated to be $580,400.

Also in the Permian Basin of West Texas, we are developing a 965-acre block with Concho Resources in Martin County, Texas. In 2016 and 2017, four horizontal wells were drilled and completed and put on production. The Company owns 35% to 38% interest in this joint venture acreage where Concho Resources is the operator. No near-term additional drilling plans have been received from Concho Resources, however, offset operators have been actively drilling and their results are encouraging for the future development of multiple landing zones within this acreage block.

Since the start of our Oklahoma Scoop-Stack horizontal development program, which began in 2013, the Company has participated in 41 horizontal wells for approximately $23.9 million through the fourth quarter of 2019 with an average of approximately 7% interest. During this same period the Company chose to retain an overriding royalty interest in an additional 61 horizontal wells. In 2019, the Company participated for an average

4.46% interest in 21 horizontal wells in Canadian, Grady, and Kingfisher counties for a net cost of approximately $7 million. Seventeen of these were drilled and completed in 2019, and of these twelve were operated by Encana/Newfield. Four of the 21 wells were drilled but not yet been completed at year-end. Also during 2019, the Company retained an overriding royalty interest in nine wells that were completed by year-end, as well as in nine additional wells that are expected to be completed in 2020. Also in 2020, we anticipate the drilling of an additional six wells by Encana/Newfield on our Peters tract in Canadian County, Oklahoma in which we will have the opportunity to participate for approximately 11.25%, with our share of drilling and completion cost expected to be approximately $4.7 million.

Our horizontal activity in Oklahoma is focused in Canadian, Grady, Kingfisher, Garfield, Major, and Garvin counties where we have approximately 3,460 net acres. We believe this acreage has significant additional resource potential that could support the drilling of as many as 52 new horizontals based on an estimate of six wells per section: three in the Mississippian and three in the Woodford Shale. Should we choose to participate in future development, our share of the capital expenditures would be approximately $40 million at an average 10% ownership level; the Company will otherwise sell its rights for cash, or cash plus a royalty or working interest.

In 2019, in the Gulf Coast region of Texas, we participated with Unit Petroleum in the successful recompletion of two wells in the Wilcox Formation of the Jazz field in Polk County, Texas. The Company has a 2.8125% working interest and a 3.768% net revenue interest in these wells and participated for approximately $45,000. Also in 2019, the Company successfully recompleted a shallow well in the Segno field of Polk County, Texas with a 72.5% working interest at an expense of approximately $50,000.

Significant 2019 Activity

As of December 31, 2019, we had net capitalized costs related to proved oil and gas properties of $205.3 million. Total expenditures for the acquisition, exploration and development of our properties during 2019 were $15.3 million as we continue development under the programs discussed above. Proved reserves as of December 31, 2019, were 14,235 MBOE which consist of 75% proved developed reserves.

During 2019, we participated in the drilling of a total of 18 gross (1.6 net) wells that were all completed and on-line by year-end. Of these 18 wells, three are in our West Texas horizontal drilling program and 15 are in our Oklahoma Scoop-Stack horizontal development program. In addition, nineteen wells designated as Shut-In at year-end 2018, were brought on production: eight wells on the CC-33 tract of our West Texas horizontal drilling program, in which we own 49.2% interest, and six wells in Oklahoma in which we own an average of 11.56% interest.

In 2019, the Company sold or farmed-out leasehold rights through several transactions, receiving gross proceeds of approximately $4.28 million in exchange for 444.5 net leasehold acres in Texas and New Mexico.

In 2019, the Company acquired approximately 31 net acres in Upton County, Texas for $156,740 and 12.8% working interest in four oil and gas wells and 25% working interest in one salt water disposal well in Chambers County, Texas, for a total cost of $55,000. The acquired net acreage in Upton County is located where the Company currently has leasehold acreage and where future horizontal drilling will likely occur.

We believe that our diversified portfolio approach to our drilling activities produces more consistent and predictable economic results than would otherwise be experienced with a less diversified or higher risk drilling program profile.

We attempt to assume the position of operator in all acquisitions of producing properties. We will continue to evaluate prospects for leasehold acquisitions and for exploration and development operations in areas in which we own interests and are actively pursuing the acquisition of producing properties. In order to diversify and broaden our asset base, we will consider acquiring the assets or stock in other entities and companies in the oil and gas business. Our main objective in making any such acquisitions will be to acquire income producing assets to increase our net worth and increase our oil and gas reserve base.

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

Well Operations

Our operations are conducted through our principal offices in Houston, Texas, and district offices in Houston and Midland, Texas, Oklahoma City, Oklahoma, and Charleston, West Virginia. We currently operate 1,064 active wells, including producing, saltwater disposal, injection, and supply wells: 132 through the Houston office, 305 through the Midland office, 188 through the Oklahoma City office and 439 through the Charleston, West Virginia office. Substantially all of the wells we operate are wells in which we have an interest.

We operate wells pursuant to operating agreements that govern the relationship between us, as operator, and the other owners of working interests in the properties, including the Partnerships, Trusts and joint venture participants. For each operated well, we receive monthly fees that are competitive in the areas of operations and we also are reimbursed for expenses incurred in connection with well operations.

The Partnerships, Trusts and Joint Ventures

Since 1975, PEMC has acted as managing general partner of various partnerships, trusts and joint ventures.

PEMC, as managing general partner of the Partnerships and managing trustee of the Trusts, is responsible for all Partnership and Trust activities, the drilling of development wells and the production and sale of oil and gas from productive wells. PEMC also provides administration, accounting and tax preparation for the Partnerships and Trusts from our offices in Houston, Texas. PEMC is liable for all debts and liabilities of the Partnerships and Trusts, to the extent that the assets of a given limited partnership or trust are not sufficient to satisfy its obligations. We stopped sponsoring partnerships and trusts in 1992. In 2018, we liquidated three of those partnerships, and today there are only 3 partnerships and 2 trusts remaining. The aggregate number of limited partners in the Partnerships and beneficial owners of the Trusts now administered by PEMC is approximately 168.

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

Regulation Affecting Sales and Transportation of Commodities

Sales prices for oil, natural gas and NGLs are not currently regulated and therefore are dictated by the prevailing market prices. Although prices of these energy commodities are currently unregulated, Congress historically has been active in their regulation. We cannot predict whether new legislation to regulate oil and natural gas, or the prices charged for these commodities, might be proposed, what proposals, if any, might actually be enacted by Congress or the various state legislatures and what effect, if any, the proposals might have on our operations. Sales of oil and natural gas may be subject to certain state and federal reporting requirements.

The price and terms of service of transportation of commodities, including access to pipeline transportation capacity, are subject to extensive federal and state regulation. Such regulation may affect the marketing of oil and natural gas produced, as well as the revenues received for sales of such production. Gathering systems may be subject to state ratable take statutes and common purchaser statutes. Ratable take statutes generally require gatherers to take, without undue discrimination, oil and natural gas production that may be tendered to the gatherer for handling. Similarly, common purchaser statutes generally require gatherers to purchase, or accept for gathering, without undue discrimination as to source of supply or producer. These statutes are designed to prohibit discrimination in favor of one producer over another producer or one source of supply over another source of supply. These statutes may affect whether and to what extent gathering capacity is available for oil and natural gas production, if any, of the drilling program and the cost of such capacity. Further, state laws and regulations govern rates and terms of access to intrastate pipeline systems, which may similarly affect market access and cost.

The FERC regulates interstate natural gas pipeline transportation rates and service conditions. The FERC regularly proposes and implements new rules and regulations affecting interstate transportation. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the natural gas industry and to promote market transparency. We do not believe that such FERC action would have a material disproportionate effect on our drilling program as compared to other similarly situated natural gas producers.

Gathering services, which occur upstream of FERC jurisdictional transmission services, and which are performed onshore and in statecontrolled waters are regulated by state governments. Although the FERC has set forth a general test for determining whether facilities perform a nonjurisdictional gathering function or a jurisdictional transmission function, the FERC’s determinations as to the classification of facilities is conducted on a case-by-case basis. State regulation of natural gas gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements. Although such regulation has not generally been affirmatively applied by state agencies, natural gas gathering may receive greater regulatory scrutiny in the future.

In addition to the regulation of natural gas pipeline transportation, the FERC has jurisdiction over the purchase or sale of gas or the purchase or sale of transportation services subject to the FERC’s jurisdiction pursuant to the Energy Policy Act of 2005. Under this law, it is unlawful for “any entity,” including a producer such as us, that is otherwise not subject to the FERC’s jurisdiction under the Natural Gas Act of 1938 to use any deceptive or manipulative device or contrivance in connection with the purchase or sale of gas, or the purchase or sale of transportation services subject to regulation by the FERC, in contravention of rules prescribed by the FERC. The FERC’s rules implementing this provision make it unlawful, in connection with the purchase or sale of gas subject to the jurisdiction of the FERC, or the purchase or sale of transportation services subject to the jurisdiction of the FERC, for any entity, directly or indirectly, to use or employ any device, scheme or artifice to defraud, to make any untrue statement of material fact or omit to make any such statement necessary to make the statements made not misleading, or to engage in any act or practice that operates as a fraud or deceit upon any person. The Energy Policy Act of 2005 also gives the FERC authority to impose civil penalties for violations of the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978 up to $1,291,894 per day per violation (adjusted annually based on inflation) and disgorge profits associated with any violation. The anti-manipulation rule applies to activities of otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” gas sales, purchases or transportation subject to FERC jurisdiction, which includes the annual reporting requirements under Order 704 (defined below).

In December 2007, the FERC issued a final rule on the annual natural gas transaction reporting requirements, as amended by subsequent orders on rehearing (“Order 704”). Under Order 704, any market participant that engages in wholesale sales or purchases of gas that equal or exceed 2.2 million MMBtus of physical natural gas in the previous calendar year, must annually report such sales and purchases to the FERC on Form No. 552 on May 1 of each year. Form No. 552 contains aggregate volumes of natural gas purchased or sold at wholesale in the prior calendar year to the extent such transactions utilize or contribute to the formation of price indices. It is the responsibility of the reporting entity to determine which individual transactions should be reported based on the guidance of Order 704. Order 704 is intended to increase the transparency of the wholesale gas markets and to assist the FERC in monitoring those markets and in detecting market manipulation.

The FERC also regulates rates and service conditions for the interstate transportation of liquids, including oil and NGLs, under the Interstate Commerce Act (the “ICA”). Prices received from the sale of liquids may be affected by the cost of transporting those products to market. The ICA requires that pipelines maintain a tariff on file with the FERC. The tariff sets forth the established rates as well as the rules and regulations governing the service. The ICA requires, among other things, that rates and terms and conditions of service on interstate common carrier pipelines be “just and reasonable.” Such pipelines must also provide jurisdictional service in a manner that is not unduly discriminatory or unduly preferential. Shippers have the power to challenge new and existing rates and terms and conditions of service before the FERC.

Rates of interstate liquids pipelines are currently regulated by the FERC primarily through an annual indexing methodology, under which pipelines increase or decrease their rates in accordance with an index adjustment specified by the FERC. For the five-year period beginning on July 1, 2016, the FERC established an annual index adjustment equal to the change in the producer price index for finished goods plus 1.23%. This adjustment is subject to review every five years. Under the FERC’s regulations, a liquids pipeline can request the authority to charge market-based rates for transportation service if it satisfies certain criteria, and also can request a rate increase that exceeds the rate obtained through application of the indexing methodology by using a cost-of-service approach, but only after the pipeline establishes that a substantial divergence exists between the actual costs experienced by the pipeline and the rates resulting from application of the indexing methodology. Increases in liquids transportation rates may result in lower revenue and cash flows.

In addition, due to common carrier regulatory obligations of liquids pipelines, capacity must be prorated among shippers in an equitable manner in the event there are nominations in excess of capacity. Therefore, requests for service by new shippers or increased volume by existing shippers may reduce the capacity available to us. Any prolonged interruption in the operation or curtailment of available capacity of the pipelines that we rely upon for liquids transportation could have a material adverse effect on our business, financial condition, results of operations and cash flows. However, we believe that access to liquids pipeline transportation services generally will be available to us to the same extent as to our similarly situated competitors.

Intrastate liquids pipeline transportation rates are subject to regulation by state regulatory commissions. The basis for intrastate liquids pipeline regulation, and the degree of regulatory oversight and scrutiny given to intrastate liquids pipeline rates, varies from state to state. We believe that the regulation of liquids pipeline transportation rates will not affect our operations in any way that is materially different from the effects on our similarly situated competitors.

In addition to the FERC’s regulations, we are required to observe anti-market manipulation laws with regard to our physical sales of energy commodities. In November 2009, the Federal Trade Commission (the “FTC”) issued regulations pursuant to the Energy Independence and Security Act of 2007 intended to prohibit market manipulation in the petroleum industry. Violators of the regulations face civil penalties of up to $1,231,690 per violation per day (adjusted annually based on inflation). In July 2010, Congress passed the Dodd-Frank Act, which incorporated an expansion of the authority of the Commodity Futures Trading Commission (the “CFTC”) to prohibit market manipulation in the markets regulated by the CFTC. This authority, with respect to crude oil swaps and futures contracts, is similar to the anti-manipulation authority granted to the FTC with respect to crude oil purchases and sales. In July 2011, the CFTC issued final rules to implement its new anti-manipulation authority. The rules subject violators to a civil penalty of up to the greater of $1,212,866 (adjusted annually based on inflation) or triple the monetary gain to the person for each violation.

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

The Resource Conservation and Recovery Act

The Resource Conservation and Recovery Act (“RCRA”), and comparable state statutes, regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Pursuant to rules issued by the U.S. Environmental Protection Agency (the “EPA”), individual state governments administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters and most of the other wastes associated with the exploration, development and production of crude oil or natural gas are currently regulated under RCRA’s non-hazardous waste provisions. However, it is possible that certain oil and natural gas drilling and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. A change in the classification of exploration and production wastes has the potential to significantly increase our waste disposal costs to manage, which in turn will result in increased operating costs and could adversely impact our results of operations and financial position. Also, in the course of our operations, we generate some amounts of ordinary industrial wastes, such as paint wastes, waste solvents and waste oils that may be regulated as hazardous wastes if such wastes have hazardous characteristics.

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

Although we have not experienced any material adverse effect from compliance with environmental requirements, there is no assurance that this will continue. We did not have any material capital or other non-recurring expenditures in connection with complying with environmental laws or environmental remediation matters in 2019, nor do we anticipate that such expenditures will be material in 2020.

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

We derive our revenue and cash flow principally from the sale of oil, natural gas and NGLs. As a result, our revenues are determined, to a large degree, by prevailing prices for crude oil, natural gas and NGLs. We sell our oil and natural gas on the open market at prevailing market prices or through forward delivery contracts. Because some of our operations are located outside major markets, we are directly impacted by regional prices regardless of Henry Hub, WTI or other major market pricing. The market price for oil, natural gas and NGLs is dictated by supply and demand; consequently, we cannot accurately predict or control the price we may receive for our oil, natural gas and NGLs. The price of oil and natural gas has fallen significantly since the beginning of 2020, due in part to failed Organization of Petroleum Exporting Countries (“OPEC”) negotiations as well as concerns about the COVID-19 pandemic and its impact on the worldwide economy and global demand for oil and gas. The resulting precipitous decline in oil and gas pricing experienced during March 2020, through the date of this report, if prolonged, or a further deterioration of the market price for oil and natural gas, will negatively impact our cash flows.

We have an active hedging program to mitigate risk regarding our cash flow and to protect returns from our development activity in the event of decreases in the prices received for our production; however, hedging arrangements may expose us to risk of financial loss in some circumstances and may limit the benefit we would receive from increases in the prices for oil, natural gas and NGLs.

Major Customers

The Company sells its oil and gas production to a number of direct purchasers under direct contracts or through other operators under joint operating agreements. Listed below are the percent of the Company’s total oil and gas sales made which represented more than 10% of the Company’s oil and gas sales in the year 2019.

Oil Purchasers:
Apache Corporation	53.98%
Plains All American Inc.	15.88%
Gas Purchasers:
Apache Corporation	39.09%
Targa Pipeline Mid-Continent West Tex, LLC	12.50%

Although there are no long-term purchasing agreements with these purchasers, we believe that they will continue to purchase our oil and gas products and, if not, could be readily replaced by other purchasers.

Employees

At December 31, 2019, we had 173 full time employees, 37 of whom were employed at our principal offices in Houston, Texas, at the offices of Prime Operating Company, Eastern Oil Well Service Company and EOWS Midland Company, and 136 employees who were primarily involved in our district operations in Midland, Texas, Elmore City and Oklahoma City, Oklahoma and Charleston, West Virginia.

As a result of terminations in response to COVID-19 and current commodity market conditions, the Company currently has 114 full-time employees, 28 of whom were employed at our principal offices in Houston, Texas, at the offices of Prime Operating Company, Eastern Oil Well Service Company and EOWS Midland Company, and 86 employees who were primarily involved in our district operations in Midland, Texas, Elmore City and Oklahoma City, Oklahoma and Charleston, West Virginia..

Item 1A.	RISK FACTORS.

The prices of oil, NGL and gas are highly volatile and have declined significantly in recent years. A sustained decline in these commodity prices could materially and adversely affect the Company’s business, financial condition and results of operations.

Our revenues, operating results, financial condition and ability to borrow funds or obtain additional capital depend substantially on prevailing prices for natural gas and oil. Lower commodity prices may reduce the amount of natural gas and oil that we can produce economically. Natural gas prices, based on the twelve-month average of the first of the month Henry Hub index price, were $2.577 per MMBTU in 2019 compared to $3.10 per MMBTU in 2018, and have ranged from $1.725 to $2.050 per MMBTU for the first three months of 2020. Oil prices, based on the NYMEX monthly average price, were $55.69 per barrel in 2019 compared to $65.56 per barrel in 2018, and first of the Month NYMEX oil prices have averaged $52.46 per barrel for the first three months of 2020. The price of oil has fallen approximately $43.00 a barrel based on WTI from December 31, 2019 to May 1, 2020, due in part to failed OPEC negotiations as well as concerns about the COVID-19 pandemic, which has significantly decreased worldwide demand for oil.

Any substantial or extended decline in future natural gas or crude oil prices would have a material adverse effect on our future business, financial condition, results of operations, cash flows, liquidity or ability to finance planned capital expenditures and commitments. Furthermore, substantial, extended decreases in natural gas and crude oil prices may cause us to delay or postpone a significant portion of our exploration, development and exploitation projects or may render such projects uneconomic, which may result in significant downward adjustments to our estimated proved reserves and could negatively impact our ability to borrow and cost of capital and our ability to access capital markets, increase our costs under our revolving credit facility, and limit our ability to execute aspects of our business plans.

Prices for natural gas and oil are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for natural gas and oil, market uncertainty and a variety of additional factors that are beyond our control. These factors include:

•	the level of consumer product demand;

•	weather conditions;

•	political conditions in natural gas and oil producing regions, including the Middle East, Africa and South America;

•	the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

•	the price levels and quantities of foreign imports;

•	actions of governmental authorities;

•	the availability, proximity and capacity of gathering, transportation, processing and/or refining facilities in regional or localized areas that may affect the realized price for natural gas and oil;

•	inventory storage levels;

•	the nature and extent of domestic and foreign governmental regulations and taxation, including environmental and climate change regulation;

•	the price, availability and acceptance of alternative fuels;

•	technological advances affecting energy consumption;

•	speculation by investors in oil and natural gas;

•	variations between product prices at sales points and applicable index prices;

•	overall economic conditions and

•	global or national health concerns, including the outbreak of pandemic or contagious disease, such as the coronavirus.

In response to recent volatility in commodity prices, many producers have reduced their capital expenditure budgets. If the prices of oil and natural gas decline further, our operations, financial condition and level of expenditures for the development of our oil and natural gas reserves may be materially and adversely affected.

In addition, lower oil and natural gas prices may reduce the amount of oil and natural gas that we can produce economically. This may result in our having to make substantial downward adjustments to our estimated proved reserves. If this occurs or if our production estimates change or our exploration or development activities are curtailed, full cost accounting rules may require us to write down, as a noncash charge to earnings, the carrying value of our oil and natural gas properties. Reductions in our reserves could also negatively impact the borrowing base under our revolving credit facility, which could further limit our liquidity and ability to conduct additional exploration and development activities.

Concerns over general economic, business or industry conditions may have a material adverse effect on our results of operations, liquidity and financial condition.

Concerns over global economic conditions, energy costs, geopolitical issues, inflation, the availability and cost of credit, the European, Asian and the United States financial markets have in the past contributed, and may in the future contribute, to economic uncertainty and diminished expectations for the global economy. In addition, continued hostilities in the Middle East, the occurrence or threat of terrorist attacks in the United States or other countries and global or national health concerns could adversely affect the global economy. These factors, combined with volatility in commodity prices, business and consumer confidence and unemployment rates, may precipitate an economic slowdown. Concerns about global economic growth may have an adverse impact on global financial markets and commodity prices. If the economic climate in the United States or abroad deteriorates, worldwide demand for petroleum products could diminish, which could impact the price at which we can sell our production, affect the ability of our vendors, suppliers and customers to continue operations and ultimately adversely impact our results of operations, liquidity and financial condition. These factors and the volatile nature of the energy markets make it impossible to predict with any certainty the future prices of natural gas and oil. If natural gas and oil prices decline significantly for a sustained period of time, the lower prices may adversely affect our ability to make planned expenditures, raise additional capital or meet our financial obligations.

Financial difficulties encountered by our oil and natural gas purchasers, third-party operators or other third parties could decrease cash flow from operations and adversely affect our exploration and development activities.

We derive essentially all of our revenues from the sale of our oil, natural gas and NGLs to unaffiliated third-party purchasers, independent marketing companies and midstream companies. Any delays in payments from such purchasers caused by their financial difficulties, including those resulting from the impacts of COVID-19 and its impact on the global economy, will have an immediate negative effect on our results of operations and cash flows.

Additionally, liquidity and cash flow problems encountered by our working interest co-owners or the third-party operators of our non-operated properties may prevent or delay the drilling of a well or the development of a project. Our working interest co-owners may be unwilling or unable to pay their share of the costs of projects as they become due. In the case of a working interest owner, we could be required to pay the working interest owner’s share of the project costs.

The shut-in of our wells could negatively impact our production, liquidity, and, ultimately, our operations, results, and performance.

Our production depends, in part, upon our wells that are capable of commercial production not being shut-in (i.e., suspended from production). The lack of availability of capacity on third-party systems and facilities or the shut-in of an oil field’s production could result in the shut-in of our wells. In response to recent commodity prices our efforts to reduce costs include reducing operating costs. The Company elected to shut-in marginal wells and will continue to review field operations to minimize costs and identify wells for short term shut-ins through May and June.

The producing wells in which we have an interest occasionally experience reduced or terminated production. These curtailments can result from mechanical failures, contract terms, pipeline and processing plant interruptions, market conditions, operator priorities, and weather conditions. These curtailments can last from a few days to many months, any of which could have an adverse effect on our results of operations.

If we experience low oil production volumes due to the shut-in of our wells or other mechanical failures or interruptions, it would impact our ability to generate cash flows from operations and we could experience a reduction in our available liquidity. A decrease in our liquidity could adversely affect our ability to meet our anticipated working capital, debt service, and other liquidity needs.

The Company may be adversely affected by the recent COVID-19 outbreak.

The spread of COVID-19 has caused severe disruptions in the worldwide economy, including the global demand for oil and natural gas, which has disrupted our business and operations. Moreover, since the beginning of January 2020, the COVID-19 outbreak has caused significant disruption in the financial markets both globally and in the United States. The continued spread of COVID-19 has resulted in a significant decrease in business and may cause our oil and natural gas purchasers to be unable to meet existing payment or other obligations to us, particularly in the event of a spread of COVID-19 in our market areas. The continued spread of COVID-19 could also negatively impact the availability of our key personnel necessary to conduct our business. Such a spread could also negatively impact the business and operations of third party service providers who perform critical services for our business. If COVID-19 continues to spread or the response to contain COVID-19 is unsuccessful, we could experience a material adverse effect on our business, financial condition, and results of operations.

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

The borrowing base under our revolving credit facility is currently $72 million, and lender commitments under our revolving credit facility are $300 million. The borrowing base is redetermined semi-annually under the terms of the revolving credit facility. In addition, either we or the lenders may request an interim redetermination twice a year or in conjunction with certain acquisitions or sales of oil and gas properties. Our borrowing base may decrease as a result of lower natural gas or oil prices, operating difficulties, declines in reserves, lending requirements or regulations, the issuance of new indebtedness or for other reasons set forth in our revolving credit agreement. In the event of a decrease in our borrowing base due to declines in commodity prices or otherwise, our ability to borrow under our revolving credit facility may be limited and we could be required to repay any indebtedness in excess of the redetermined borrowing base. In addition, we may be unable to access the equity or debt capital markets to meet our obligations, including any such debt repayment obligations.

Strategic determinations, including the allocation of capital and other resources to strategic opportunities, are challenging, and our failure to appropriately allocate capital and resources among our strategic opportunities may adversely affect our financial condition and reduce our growth rate.

Our future growth prospects are dependent upon our ability to identify optimal strategies for our business. In developing our business plan, we considered allocating capital and other resources to various aspects of our businesses including well-development (primarily drilling), reserve acquisitions, exploratory activity, corporate items and other alternatives. We also considered our likely sources of capital. Notwithstanding the determinations made in the development of our 2020 plan, business opportunities not previously identified periodically come to our attention, including possible acquisitions and dispositions. If we fail to identify optimal business strategies, or fail to optimize our capital investment and capital raising opportunities and the use of our other resources in furtherance of our business strategies, our financial condition and growth rate may be adversely affected. Moreover, economic or other circumstances may change from those contemplated by our 2020 plan, and our failure to recognize or respond to those changes may limit our ability to achieve our objectives.

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

Laws and regulations regarding hydraulic fracturing, as well as governmental reviews of such activities, could result in increased costs and additional operating restrictions, delays or cancellations and have a material adverse effect on the Company’s production.

Hydraulic fracturing is a common practice that is used to stimulate production of hydrocarbons from tight formations. The Company conducts hydraulic fracturing in its drilling and completion programs. The process involves the injection of water, sand or other proppants and additives under pressure into targeted subsurface formations to stimulate oil and gas production. The process is typically regulated by state oil and gas commissions or similar agencies, but in recent years, several federal agencies have conducted investigations or asserted regulatory authority over certain aspects of the process. For example, in 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources under certain circumstances. Additionally, the EPA has asserted regulatory authority pursuant to the SDWA’s UIC program over hydraulic fracturing activities involving the use of diesel and has issued guidance covering such activities. Moreover, the EPA has published an Advance Notice of Proposed Rulemaking to collect data on chemicals used in hydraulic fracturing under the Toxic Substances Control Act and has implemented a final rule under the CWA prohibiting the discharge of wastewater from onshore unconventional oil and gas extraction facilities to publicly-owned wastewater treatment plants. Also, the federal Bureau of Land Management (“BLM”) published a final rule in 2015 that established new or more stringent standards for performing hydraulic fracturing on federal and Indian lands. The BLM rescinded the 2015 rule in late 2017; however, litigation challenging the BLM’s decision to rescind the 2015 rule remains pending in federal district court.

From time to time, the U.S. Congress has considered adopting legislation intended to provide for federal regulation of hydraulic fracturing and to require disclosure of the additives used in the hydraulic-fracturing process. In addition, certain states, including Texas where the Company operates, have adopted, and other states are considering adopting, regulations that could impose new or more stringent permitting, disclosure, disposal and well-construction requirements on hydraulic-fracturing operations. For example, in April 2019, Colorado passed legislation reforming exploration and production activities by the oil and gas industry in the state including, among other things, revising the mission of the state oil and gas agency from fostering energy development in the state to instead focusing on regulating the industry in a manner that is protective of public health and safety and the environment, as well as authorizing cities and counties to regulate oil and gas operations within their jurisdictions as they do other development. While the Company does not conduct operations in Colorado, passage or enactment of similar legislation in other states in which it does operate could significantly increase the Company’s operating costs and have a significant adverse effect on the Company’s ability to conduct operations. States could elect to prohibit hydraulic fracturing or high volume hydraulic fracturing altogether, following the approach taken by the states of Vermont, Maryland and New York. Also, local land use restrictions, such as city ordinances, may be adopted to restrict or prohibit drilling in general or hydraulic fracturing in particular. In Texas, legislation was adopted providing that the regulation of oil and gas operations in Texas is under the exclusive jurisdiction of the state and thus preempts local regulation of those operations. Nonetheless, municipalities and political subdivisions in Texas continue to have the right to enact “commercially reasonable” regulations for surface activities.

In the event federal, state or local restrictions or bans pertaining to hydraulic fracturing are adopted in areas where the Company is currently conducting operations, or in the future plans to conduct operations, the Company may incur additional costs to comply with such requirements, experience restrictions, delays or cancellations in the pursuit of exploration, development or production activities, and perhaps be limited or precluded in the drilling of wells or in the volume that the Company is ultimately able to produce from its reserves; one or more of which developments could have a material adverse effect on the Company.

The Company’s operations are subject to stringent environmental, oil and gas-related and occupational safety and health laws and regulations that could cause it to delay, curtail or cease its operations or expose it to material costs and liabilities.

The Company’s operations are subject to stringent federal, state and local laws and regulations governing, among other things, the drilling of wells, rates of production, the size and shape of drilling and spacing units or proration units, the transportation and sale of oil, NGL and gas, and the discharging of materials into the environment and environmental protection. For example, state laws regulate the size and shape of drilling and spacing units or proration units governing the pooling of oil and gas properties. Some states allow forced pooling or integration of tracts to facilitate development, while other states rely on voluntary pooling of lands and leases. In some instances, forced pooling or unitization may be implemented by third parties and may reduce the Company’s interest in the unitized properties. In addition, state conservation laws (i) establish maximum rates of production from oil and gas wells, (ii) generally prohibit the venting or flaring of gas and (iii) impose requirements regarding production rates. These laws and regulations may limit the amount of oil and gas the Company can produce from the Company’s wells or limit the number of wells or the locations that the Company can drill.

In connection with its operations, the Company must obtain and maintain numerous environmental and oil and gas-related permits, approvals and certificates from various federal, state and local governmental authorities, and may incur substantial costs in doing so. The need to obtain permits has the potential to delay, curtail or cease the development of oil and gas projects. The Company may in the future be charged royalties on gas emissions or required to incur certain capital expenditures for air pollution control equipment or other air emissions related issues. For example, in 2015, the EPA issued a final rule under the CAA lowering the National Ambient Air Quality Standard (“NAAQS”) for ground-level ozone from 75 parts per billion to 70 parts per billion under standards to provide protection of public health and welfare. In subsequent years, the EPA has issued area designations with respect to ground-level ozone and final requirements that apply to state, local and tribal air agencies for implementing the 2015 NAAQS for ground-level ozone. State implementation of the revised NAAQS could, among other things, require installation of new emission controls on some of the Company’s equipment, resulting in longer permitting timelines, and significantly increase the Company’s capital expenditures and operating costs. In another example, the EPA and U.S. Army Corps of Engineers (the “Corps”) released a final rule in 2015 outlining federal jurisdictional reach under the CWA over waters of the U.S., including wetlands. In 2017, the EPA and the Corps agreed to reconsider the 2015 rule and, thereafter, on October 22, 2019, the agencies published a final rule, which became effective on December 31, 2019, rescinding the 2015 rule. On January 23, 2020, the two agencies issued a final rule re-defining the Clean Water Act’s jurisdiction over waters of the United States, which redefinition is narrower than found in the 2015 rule. Upon being published in the Federal Register and the passage of 60 days thereafter, the January 23, 2020 final rule will become effective, at which point the United States will be covered under a single regulatory scheme as it relates to federal jurisdictional reach over waters of the United States. However, there remains the expectation that the January 23, 2020 final rule also will be legally challenged in federal district court. To the extent that any challenge to the January 23, 2020 final rule is successful and the 2015 rule or a revised rule expands the scope of the Clean Water Act’s jurisdiction in areas where the Company conducts operations, the Company could incur (i) delays, restrictions or prohibitions in the issuance of necessary permits, (ii) restrictions or cessations in the development or expansion of projects, or (iii) increases in the Company’s capital expenditures and operating expenses by, for example, requiring installation of new emission controls on some of the Company’s equipment, any one or more of which developments could have a material adverse effect on the Company’s business, financial condition and results of operations.

Additionally, the Company’s operations are subject to a number of federal and state laws and regulations, including the federal OSHA and comparable state statutes, whose purpose is to protect the health and safety of employees. Among other things, the OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes require that information be maintained concerning hazardous materials used or produced in the Company’s operations and that this information be provided to employees, state and local government authorities and citizens.

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

The Company’s assets and production operations may give rise to significant environmental costs and liabilities as a result of the Company’s handling of petroleum hydrocarbons and wastes, because of air emissions and water discharges related to its operations, and due to past industry operations and waste disposal practices. The Company’s oil and gas business involves the generation, handling, treatment, storage, transport and disposal of wastes, hazardous substances and petroleum hydrocarbons and is subject to environmental hazards, such as oil and produced water spills, NGL and gas leaks, pipeline and vessel ruptures and unauthorized discharges of such wastes, substances and hydrocarbons, that could expose the Company to substantial liability due to pollution and other environmental damage. For example, drilling fluids, produced waters and certain other wastes associated with the Company’s exploration, development and production of oil or gas are currently excluded under RCRA from the definition of hazardous waste. These wastes are instead regulated under RCRA’s less stringent non-hazardous waste provisions. There have been efforts from time to time to remove this exclusion. For example, in response to a federal consent decree issued in 2016, the EPA was required during 2019 to determine whether certain Subtitle D criteria regulations required revision in a manner that could result in oil and gas wastes being regulated as RCRA hazardous waste. In April 2019, the EPA made a determination that such revision of the regulations was unnecessary. Any future loss of the RCRA exclusion could have a material adverse effect on the Company’s results of operations and financial position.

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

The Company’s operations are subject to a number of risks arising out of concerns regarding the threat of climate change, including regulatory, political, litigation and financial risks, that could result in increased operating costs and costs of compliance, limit the areas in which oil and gas production may occur, reduce demand for the oil and gas the Company produces, and expose the Company to the risk of increased activism and decreased funding for the industry, while the potential physical effects of climate change could disrupt the Company’s production and cause it to incur significant costs in preparing for or responding to those effects.

The threat of climate change continues to attract considerable attention in the United States and in foreign countries. Numerous initiatives have been proposed and are expected to continue to be proposed at the international, national, regional and state levels of government to monitor and limit existing sources of GHG emissions as well as to restrict or eliminate emissions from new sources. As a result, the Company’s operations are subject to a series of regulatory, political, litigation and financial risks associated with the production and processing of fossil fuels and emission of GHGs.

In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, following the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the CAA, the EPA has adopted regulations that, among other things, (i) establish construction and operating permit reviews for GHG emissions from certain large stationary sources, (ii) require the monitoring and annual reporting of GHG emissions from certain petroleum and gas system sources in the United States, (iii) implement CAA emission standards directing the reduction of methane from certain new, modified, or reconstructed facilities in the oil and gas sector, and (iv) together with the DOT, implement GHG emissions limits on vehicles manufactured for operation in the United States. Additionally, various states, groups of states, and other countries have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, there is a non-binding agreement, the United Nations sponsored “Paris Agreement,” for nations to limit their GHG emissions through individually-determined reduction goals every five years after 2020, although the United States has announced its withdrawal from such agreement, effective November 4, 2020.

Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the United States, including climate change related pledges made by certain candidates seeking the office of the President of the United States in 2020. Critical declarations made by one or more candidates running for President include proposals to ban hydraulic fracturing of oil and gas wells and ban new leases for production of minerals on federal properties, including onshore lands and offshore waters. Other actions that could be pursued by presidential candidates may include more restrictive requirements for the establishment of pipeline infrastructure or the permitting of LNG export facilities, the reversal of the United States’ withdrawal from the Paris Agreement in November 2020 and reinstatement of the ban on oil exports. Litigation risks are also increasing, as a number of cities, local governments or other persons have sought to bring suit against oil and gas exploration and production companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to global warming effects, such as rising sea levels, and therefore are responsible for roadway and infrastructure damages, or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors by failing to adequately disclose those impacts.

There are also financial risks for fossil fuel producers as stockholders or bondholders currently invested in fossil-fuel energy companies concerned about the threat of climate change may elect in the future to shift some or all of their investments into non-fossil fuel energy related sectors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies. Additionally, investing and lending practices of various investment firms and institutional lenders have been the subject of intensive lobbying efforts in recent years, oftentimes public in nature, by environmental activists, proponents of the Paris Agreement, and foreign citizenry concerned about the threat of climate change not to provide funding for fossil fuel producers. For example, there have been efforts in recent years to influence the investment community, including investment advisors and certain sovereign wealth, pension and endowment funds, to divest of fossil fuel equities and lenders to limit funding to companies engaged in the extraction of fossil fuel reserves. Limitation of investments in and financings for fossil fuel energy companies could result in the restriction, delay or cancellation of drilling programs or development or production activities.

The adoption and implementation of new or more stringent international, federal or state regulations or other regulatory initiatives that impose more stringent standards for GHG emissions from the oil and gas sector or otherwise restrict the areas in which this sector may produce oil and gas or generate GHG emissions could result in increased compliance and consumption costs, and thereby reduce demand for the oil and gas the Company produces. Additionally, political, litigation and financial risks could result in the restriction or cancellation of production activities, incurring liability for infrastructure damages as a result of climate changes, or impairing the Company’s ability to continue to operate in an economic manner. Finally, if increasing concentrations of GHGs in the Earth’s atmosphere were to result in significant physical effects, such as increased frequency and severity of storms, floods, droughts and other extreme climatic events, then such effects could have a material adverse effect on the Company’s exploration and production operations.

In addition, companies in the oil and gas industry have been the target of activist efforts from both individuals and non-governmental organizations, including instituting litigation and supporting political or regulatory efforts to, among other things, limit or ban hydraulic fracturing, restrict or ban certain operating practices, including the disposal of waste materials, such as hydraulic fracturing fluids and produced water, deny or delay drilling permits, prohibit the venting or flaring of gas, reduce access of the oil and gas industry to federal and state government lands, and delay or cancel oil and gas developmental or expansion projects. The Company may need to incur significant costs associated with responding to these initiatives, and complying with any resulting additional legal or regulatory requirements could have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

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

From time to time, when we believe that market conditions are favorable, we use certain derivative financial instruments to manage price risks associated with our production in all of our regions. These hedging arrangements limit the benefit to us of increases in prices. While there are many different types of derivatives available, we generally utilize put options and swap agreements to attempt to manage price risk more effectively.

The put options used to establish floor prices for a fixed volume of production during a certain time period. They provide for payments from the counterparties if the index price falls below the floor. The swap agreements call for payments to, or receipts from, counterparties based on whether the index price for the period is greater or less than the fixed price established for that period when the swap is put in place. These arrangements limit the benefit to us of increases in prices. In addition, these arrangements expose us to risks of financial loss in a variety of circumstances, including when:

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

A failure of technology systems, data breach or cyberattack could materially affect our operations.

Our information technology systems may be vulnerable to security breaches, including those involving cyberattacks using viruses, worms or other destructive software, process breakdowns, phishing or other malicious activities, or any combination of the foregoing. Such breaches could result in unauthorized access to information, including customer, employee, or other confidential data. We do not carry insurance against these risks, although we do invest in security technology, perform penetration tests, and design our business processes to attempt to mitigate the risk of such breaches. However, there can be no assurance that security breaches will not occur. Moreover, the development and maintenance of these measures requires continuous monitoring as technologies change and security measures evolve. We have experienced, and expect to continue to experience, cyber security threats and incidents, none of which has been material to us to date. However, a successful breach or attack could have a material negative impact on our operations or business reputation and subject us to consequences such as litigation and direct costs associated with incident response.

Information technology solution failures, network disruptions, breaches of data security and cyberattacks could disrupt our operations by causing delays, impeding processing of transactions and reporting financial results, resulting in the unintentional disclosure of customer, employee or our information, or damage to our reputation. A system failure, data security breach or cyberattack could have a material adverse effect on our financial condition, results of operations or cash flows. In the past, we have experienced data security breaches resulting from unauthorized access to our e-mail systems, which to date have not had a material impact on our business; however, there is no assurance that such impacts will not be material in the future.

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

The following table sets forth the exploratory and development drilling experience with respect to wells in which we participated during the three years ended December 31, 2019.

	2019		2018		2017
	Gross	Net	Gross	Net	Gross	Net
Exploratory:
Oil	—	—	—	—	—	—
Gas	—	—	—	—	—	—
Dry	—	—	—	—	—	—
Development:
Oil	18	1.6	28	6.1	26	6.3
Gas	—	—	—	—	—	—
Dry	—	—	—	—	—	—
Total:
Oil	18	1.6	28	6.1	26	6.3
Gas	—	—	—	—	—	—
Dry	—	—	—	—	—	—

	18	1.6	28	6.1	26	6.3

Oil and Gas Production

As of December 31, 2019, we had ownership interests in the following numbers of gross and net producing oil and gas wells (1).

	Gross	Net
Producing wells(1):
Oil Wells	969	553
Gas Wells	730	518

(1)

A gross well is a well in which a working interest is owned. A net well is the sum of the fractional revenue interests owned in gross wells. Wells are classified by their primary product. Some wells produce both oil and gas.

The following table shows our net production of oil, NGL and natural gas for each of the three years ended December 31, 2019. “Net” production is net after royalty interests of others are deducted and is determined by multiplying the gross production volume of properties in which we have an interest by percentage of the leasehold, mineral or royalty interest owned by us.

	2019	2018	2017
Oil (barrels)	1,242,000	1,187,000	1,004,000
NGL (barrels)	574,000	463,000	305,000
Gas (Mcf)	4,397,000	3,735,000	3,571,000

The following table sets forth our average sales prices together with our average production costs per unit of production for the three years ended December 31, 2019.

	2019	2018	2017
Average sales price per barrel of oil	$55.04	$60.46	$49.85
Average sales price per barrel of NGL	$15.87	$27.79	$23.27
Average sales price per Mcf of natural gas	$1.49	$2.30	$2.73
Average production costs per net equivalent barrel of oil(1)	$11.52	$13.12	$14.30

(1)	Net equivalent barrels are computed at a rate of 6 Mcf per barrel and costs exclude production taxes.

Average oil, NGL and gas prices received including the impact of derivatives were:

	2019	2018	2017
Average sales price per barrel of oil	$53.58	$57.39	$49.70
Average sales price per barrel of NGL	$16.49	$27.40	$23.27
Average sales price per Mcf of natural gas	$1.51	$2.23	$2.73

Acreage

The following table sets forth the approximate gross and net undeveloped acreage in which we have leasehold and mineral interests as of December 31, 2019. “Undeveloped acreage” is that acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves.

	Developed		Undeveloped		Total
	Gross	Net	Gross	Net	Gross	Net
Leasehold acreage	138,131	64,283	—	—	138,131	64,283
Mineral fee acreage	1,640	117	19,257	417	20,897	534

Total	139,771	64,400	19,257	417	159,028	64,817

Total Net Undeveloped Acreage Expiration

In the event that production is not established, or we take no action to extend or renew the terms of our leases, our net undeveloped acreage that will expire over the next three years, as of December 31, 2019, is zero acres for the year ending December 31, 2020, zero in 2021, and zero acres in 2022.

Reserves

Our interests in proved developed and undeveloped oil and gas properties, including the interests held by the Partnerships, have been evaluated by Ryder Scott Company, L.P. for each of the three years ended December 31, 2019. The professional qualifications of the technical persons primarily responsible for overseeing the preparation of the reserve estimates can be found in Exhibit 99.1, the Ryder Scott Company, L.P. Report on

Registrant’s Reserves Estimates. In matters related to the preparation of our reserve estimates, our district managers report to the Engineering Data manager, who maintains oversight and compliance responsibility for the internal reserve estimate process and provides oversight for the annual preparation of reserve estimates of 100% of our year-end reserves by our independent third-party engineers, Ryder Scott Company, L.P. The members of our district and central groups consist of degreed engineers and geologists with between approximately twenty and thirty-five years of industry experience, and between eight and twenty-five years of experience managing our reserves. Our Engineering Data manager, the technical person primarily responsible for overseeing the preparation of reserves estimates, has over twenty-five years of experience, holds a Bachelor degree in Geology and an MBA in finance and is a member of the Society of Petroleum Engineers and American Association of Petroleum Geologist. See Part II, Item 8 “Financial Statements and Supplementary Data”, for additional discussions regarding proved reserves and their related cash flows.

All of our reserves are located within the continental United States. The following table summarizes our oil and gas reserves at each of the respective dates:

	Reserve Category
	Proved Developed				Proved Undeveloped				Total
As of December 31,	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf)	Total (MBoe)	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf)	Total (MBoe)	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf)	Total (MBoe)
2017	5,333	1,703	17,143	9,893	505	156	710	779	5,838	1,859	17,853	10,672
2018	6,404	2,707	21,065	12,622	10	12	124	43	6,414	2,719	21,189	12,665
2019	4,381	2,914	19,995	10,268	1,833	1,017	4,547	3,608	6,214	3,931	24,542	14,235

(a)

In computing total reserves on a barrels of oil equivalent (Boe) basis, gas is converted to oil based on its relative energy content at the rate of six Mcf of gas to one barrel of oil and NGLs are converted based upon volume; one barrel of natural gas liquids equals one barrel of oil.

At December 31, 2017 our reserve report included 779 MBoe of proved undeveloped reserves attributable to 22 horizontal wells that were all completed in 2018, therefore, 100% of these reserves were converted to proved developed in the 2018 year-end reserves report.

In 2018, the Company drilled and completed seventeen horizontal wells in West Texas and eleven horizontal wells in Oklahoma. In addition, the Company added reserves through overriding royalty interest in 16 wells, primarily in Oklahoma and Texas. At year-end 2018, thirteen of the seventeen wells completed in 2018 were designated as Shut-In: eight in our West Texas horizontal development program, which were brought on production in February, 2019, and five in our Oklahoma Scoop-Stack development program, which were brought on production in March, 2019.

At December 31, 2018, our reserve report included 43 MBoe of proved undeveloped reserves attributable to eight horizontal wells that had been drilled but had not yet been completed: three of these were completed in 2019, converting 24 Mboe of undeveloped reserves to proved developed, and five remained uncompleted as of December 31, 2019, which account for 18 Mboe of the 43 Mboe. The Company has 9% ownership in one of these five wells and less than 1% in four wells.

In 2019, in West Texas, in addition to the eight wells classified as Shut-in at year-end 2018 that were brought on production in February, we participated in the drilling and completion of three wells on our Kashmir tract: two wells with an average 49% interest, and a third well for 5.3% interest. One of each of these wells was completed in the Wolfcamp “A”, Jo Mill, and Lower Spraberry. All three wells were brought on production in May of 2019.

In our Oklahoma, Scoop-Stack play, in 2019, we participated in the drilling and completion of six wells on our WM Wallace tract for 7.67% interest, and nine wells, included on Slash, Osborn, and Leon tracts, with an average 1.34% interest. In addition, three wells drilled in Oklahoma in 2018, designated as proved undeveloped at year-end 2018, were completed in 2019 converting 24 Mboe of reserves to proved developed. Also in

Oklahoma, six wells designated as Shut-in on December 31, 2018, were brought into production in 2019: five located on our Ruthie tract, and one on our Braum tract. In the Gulf Coast region, we added production through the recompletion of three vertical wells in Polk County, Texas: one operated by the Company in which we have 72.5% interest, and two operated by Unit Petroleum in which the Company owns 2.81% working interest and 3.77 net revenue interest.

At December 31, 2019, the Company had 3,607 Mboe of undeveloped reserves attributable to 22 wells operated by others that are anticipated to be drilled and completed primarily in 2020: ten of these are located in our West Texas horizontal development program and account for 3,526 Mboe of the total, and 12 wells are located in our Oklahoma Scoop-Stack horizontal program and account for 81 Mboe of the total. Nine of the ten wells in West Texas are located on our 1,300 acre Kashmir tract in Upton County, operated by Apache Corporation and, as of April 15, 2020, six of these have been drilled and are awaiting completion, which is expected to occur in the fourth quarter of 2020. Our average 47.76% share of the cost of these six horizontal wells will be approximately $21 million. Drilling of the remaining three wells will likely occur in 2021. In the first quarter of 2020, we have also participated with 7.7% interest in the drilling of a well in Upton County, Texas by Pioneer Natural Resources that is expected to be completed in the fourth quarter of 2020. The Company’s net cost in this horizontal well will be approximately $580,400. Additional drilling and future development plans will be established based on an expectation of available cash flows from operations and availability of funds under our revolving credit facility.

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

The estimated future net revenue (using current prices and costs as of those dates) and the present value of future net revenue (at a 10% discount for estimated timing of cash flow) for our proved developed and proved undeveloped oil and gas reserves at the end of each of the three years ended December 31, 2019, are summarized as follows (in thousands of dollars):

	Proved Developed		Proved Undeveloped		Total
As of December 31,	Future Net Revenue	Present Value 10 Of Future Net Revenue	Future Net Revenue	Present Value 10 Of Future Net Revenue	Future Net Revenue	Present Value 10 Of Future Net Revenue	Present Value 10 Of Future Income Taxes	Standardized Measure of Discounted Cash flow
2017	$160,737	$111,614	$13,564	$6,100	$174,301	$117,714	$10,800	$106,914
2018	$239,337	$161,376	$767	$525	$240,104	$161,901	$23,992	$137,909
2019	$116,592	$82,155	$42,700	$17,876	$159,292	$100,031	$18,419	$81,612

The PV 10 Value represents the discounted future net cash flows attributable to our proved oil and gas reserves before income tax, discounted at 10%. Although this measure is not in accordance with U.S. generally accepted accounting principles (“GAAP”), we believe that the presentation of the PV10 Value is relevant and useful to investors because it presents the discounted future net cash flow attributable to proved reserves prior to taking into account corporate future income taxes and the current tax structure. We use this measure when assessing the potential return on investment related to oil and gas properties. The PV10 of future income taxes represents the sole reconciling item between this non-GAAP PV10 Value versus the GAAP measure presented in the standardized measure of discounted cash flow. A reconciliation of these values is presented in the last three columns of the table above. The standardized measure of discounted future net cash flows represents the present value of future cash flows attributable to proved oil and natural gas reserves after income tax, discounted at 10%.

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

In accordance with U.S. generally accepted accounting principles, product prices are determined using the twelve-month average oil and gas index prices, calculated as the unweighted arithmetic average for the first day of the month price for each month, adjusted for oilfield or gas gathering hub and wellhead price differentials (e.g. grade, transportation, gravity, sulfur, and basic sediment and water) as appropriate. Also, in accordance with SEC specifications and U.S. generally accepted accounting principles, changes in market prices subsequent to December 31 are not considered.

While it may be reasonably anticipated that the prices received for the sale of our production may be higher or lower than the prices used in this evaluation, as described above, and the operating costs relating to such production may also increase or decrease from existing levels, such possible changes in prices and costs were, in accordance with rules adopted by the SEC, omitted from consideration in making this evaluation for the SEC case. Actual volumes produced, prices received and costs incurred may vary significantly from the SEC case.

Natural gas prices, based on the twelve-month average of the first of the month Henry Hub index price, were $2.58 per MMBtu in 2019 as compared to $3.10 per MMBtu in 2018, and $2.98 per MMBtu in 2017. Oil prices, based on the NYMEX first of the month average price, were $55.69 per barrel in 2019 as compared to $65.56 per barrel in 2018, and $50.34 per barrel in 2017. Since January 1, 2019, we have not filed any estimates of our oil and gas reserves with, nor were any such estimates included in any reports to, any federal authority or agency, other than the Securities and Exchange Commission.

District Information

The following table represents certain reserve and well information as of December 31, 2019.

	Appalachian	Gulf Coast	Mid- Continent	West Texas	Other	Total
Proved Reserves as of December 31, 2019 (MBoe)
Developed	296	726	2,013	7,582	11	10,628
Undeveloped	—	—	81	3,526	—	3,607
Total	296	726	2,094	11,108	11	14,235
Average Daily Production (Boe per day)	240	348	840	3703	4	5,133
Gross Productive Wells (Working Interest and ORRI Wells)	528	263	567	561	105	2,024
Gross Productive Wells (Working Interest Only)	481	233	418	522	45	1,699
Net Productive Wells (Working Interest Only)	451	143	216	257	4	1,071
Gross Operated Productive Wells	438	125	144	298	—	1,005
Gross Operated Water Disposal, Injection and Supply wells	1	7	44	7	—	59

In several of our producing regions we have field service groups to service our operated wells and locations as well as third-party operators in the area. These services consist of well service support, site preparation and construction services for drilling and workover operations. Our operations are performed utilizing workover or swab rigs, water transport trucks, saltwater disposal facilities, various land excavating equipment and trucks we own and that are operated by our field employees.

Appalachian Region

Our Appalachian activities are concentrated primarily in West Virginia. This region is managed from our office in Charleston, West Virginia. Our assets in this region include a large acreage position and a high concentration of wells. At December 31, 2019, we had interest in 481 wells (451 net), of which 438 wells are operated. Multiple producing intervals here include the Big Lime, Injun, Blue Monday, Weir, Berea, Gordon and Devonian Shale formations at depths primarily ranging from 1,600 to 5,600 feet. Average net daily production in 2019 was 240 Boe. While natural gas production volumes from Appalachian reservoirs are relatively low on a per-well basis compared to other areas of the United States, the productive life of Appalachian reserves is relatively long. At December 31, 2019, we had 296 MBoe of proved developed reserves (substantially all natural gas) in the Appalachian region, constituting 2.1% of our total proved reserves. We maintain an acreage position of approximately 35,790 gross (35,350 net) acres in this region, primarily in Calhoun, Clay, and Roane counties. We operate a small field service group in this region utilizing one swab rig, one paraffin truck, one saltwater hauling truck and limited excavating equipment to primarily service our own operated wells and locations. As of March 31, 2020, the Appalachian region has no wells in the process of being drilled, no waterfloods in the process of being installed and no other related activities of material importance.

Gulf Coast Region

Our development, exploitation, exploration and production activities in the Gulf Coast region are primarily concentrated in southeast Texas. This region is managed from our office in Houston, Texas. Principal producing intervals are in the Wilcox, San Miguel, Olmos, and Yegua formations at depths ranging from 3,000 to 12,500 feet. We had 233 producing wells (143 net) in the Gulf Coast region as of December 31, 2019, of which 125 wells are operated by us. Average net daily production in 2019 was 348 Boe. At December 31, 2019, we had 726 MBoe of proved reserves in the Gulf Coast region, which represented 5.1% of our total proved reserves. We maintain an acreage position of over 12,700 gross (5,120 net) acres in this region, primarily in Dimmit and Polk counties. We operate a field service group in this region from a field office in Carrizo Springs, Texas utilizing four workover rigs, nineteen water transport trucks, two saltwater disposal wells and several trucks and excavating equipment. Services including well service support, site preparation and construction services for drilling and workover operations are provided to third-party operators as well as utilized in our own operated wells and locations. As of March 31, 2020, the Gulf Coast region has no operated wells in the process of being drilled, no waterfloods in the process of being installed and no other related activities of material importance.

Mid-Continent Region

Our Mid-Continent activities are concentrated in central Oklahoma. This region is managed from our office in Oklahoma City, Oklahoma. As of December 31, 2019, we had 418 wells (216 net) in the Mid-Continent area, of which 144 wells are operated by us. Principal producing intervals are in the Roberson, Avant, Skinner, Sycamore, Bromide, McLish, Hunton, Mississippian, Oswego, Red Fork, and Chester formations at depths ranging from 1,100 to 10,500 feet. Average net daily production in 2019 was 840 Boe. At December 31, 2019, we had 2,094 MBoe of proved reserves in the Mid-Continent area, or 14.7% of our total proved reserves. We maintain an acreage position of approximately 55,880 gross (10,690 net) acres in this region, primarily in Canadian, Kingfisher, Grant, Major, and Garvin counties. We operate a field service group in this region from a field office in Elmore City, utilizing one workover rig and one saltwater hauling truck. Our Mid-Continent region is actively participating with third-party operators in the horizontal development of lands that include Company owned interest in several counties in the Stack and Scoop plays of Oklahoma where drilling is primarily targeting reservoirs of the Mississippian, and Woodford formations. As of March 31, 2020, in the Mid-Continent region, the Company was is participating in the drilling and/or completion of four wells, with overriding royalty only in eight additional wells, all included as Proved Undeveloped in the 2019 year-end reserve report.

West Texas Region

Our West Texas activities are concentrated in the Permian Basin in Texas and New Mexico. The Spraberry field was discovered in 1949, encompasses eight counties in West Texas and the Company believes it is the largest oil field in the United States. The field is approximately 150 miles long and 75 miles wide at its widest point. The oil produced is West Texas Intermediate Sweet, and the gas produced is casing-head gas with an average energy content of 1,400 Btu. The oil and gas are produced primarily from five intervals; the Upper and Lower Spraberry, the Wolfcamp, the Strawn, and the Atoka, at depths ranging from 6,700 feet to 11,300 feet. This region is managed from our office in Midland, Texas. As of December 31, 2019, we had 522 wells (257 net) in the West Texas area, of which 298 wells are operated by us. Principal producing intervals are in the Spraberry, Wolfcamp, and San Andres formations at depths ranging from 4,200 to 12,500 feet. Average net daily production in 2019 was 3,703 Boe. At December 31, 2019, we had 11,108 MBoe of proved reserves in the West Texas area, or 78% of our total proved reserves. We maintain an acreage position of approximately 19,910 gross (12,560 net) acres in the Permian Basin in West Texas, primarily in Reagan, Upton, Martin and Midland counties and believe this acreage has significant resource potential for horizontal drilling in the Spraberry, Jo Mill, and Wolfcamp intervals. We operate a field service group in this region utilizing nine workover rigs, four hot oiler trucks, one kill truck and two roustabout trucks. Services including well service support, site preparation and construction services for drilling and workover operations are provided to third-party operators as well as utilized in our own operated wells and locations. At December 31, 2019, the Company had committed to participate in the drilling of ten Proved Undeveloped horizontal drilling locations. Seven of the nine wells were drilled by April 15, 2020, but are not expected to be completed and producing until the fourth quarter of 2020.

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

	High	Low
2019
First Quarter	$184.20	$70.53
Second Quarter	154.00	118.56
Third Quarter	132.30	106.36
Fourth Quarter	170.99	113.43
2018
First Quarter	$56.20	$47.10
Second Quarter	71.00	52.00
Third Quarter	80.50	68.05
Fourth Quarter	80.40	67.01

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

As of May 5, 2020, there were 266 registered holders of the common stock.

Provisions of our line of credit agreement restrict our ability to pay dividends. Such dividends may be declared out of funds legally available therefore, when and as declared by our Board of Directors.

Issuer Purchases of Equity Securities

In December 1993, we announced that the Board of Directors authorized a stock repurchase program whereby we may purchase outstanding shares of the common stock from time-to-time, in open market transactions or negotiated sales. On October 31, 2012 and June 13, 2018, the Board of Directors of the Company approved an additional 500,000 and 200,000 respectively, shares of the Company’s stock to be included in the stock repurchase program. A total of 3,700,000 shares have been authorized, to date, under this program. Through December 31, 2019, a total of 3,547,475 shares have been repurchased under this program for $74,225,240 at an average price of $20.92 per share. Additional purchases of shares may occur as market conditions warrant. We expect future purchases will be funded with internally generated cash flow or from working capital.

2019 Month	Number of Shares	Average Price Paid per share	Maximum Number of Shares that May Yet Be Purchased Under The Program at Month-End
January	1,386	$80.50	192,077
February	2,716	122.36	189,361
March	1,861	156.23	187,500
April	2,601	142.71	184,899
May	10,637	138.44	174,262
June	3,210	135.04	171,052
July	6,253	127.74	164,799
August	1,155	118.73	163,644
September	1,407	114.11	162,237
October	3,318	130.24	158,919
November	2,395	147.12	156,524
December	4,002	148.92	152.522

Total / Average	40,941	$134.07

Item 6.	SELECTED FINANCIAL DATA

We are a smaller reporting company and therefore no response is required pursuant to this Item.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency due to the COVID-19 outbreak, which originated in Wuhan, China, and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. In addition, in March 2020, members of OPEC failed to agree on production levels which has caused an increased supply and has led to a substantial decrease in oil prices and an increasingly volatile market. The oil price war ended with a deal to cut global petroleum output but did not go far enough to offset the impact of COVID-19 on demand. There has been an increase in supply which has pushed prices down further since March. If the depressed pricing continues for an extended period it will lead to i) further reductions in the borrowing base under our credit facility which would require us to make additional borrowing base deficiency payments, ii) reductions in reserves, and iii) additional impairment of proved and unproved oil and gas properties. We also expect disclosures of supplemental oil and gas information to be impacted by price declines.

In response to recent commodity prices our efforts to reduce costs include reducing operating costs and electing to shut-in marginal wells. The Company will continue to review field operations to minimize costs and identify wells for short term shut-ins through May and June. The Company has also implemented a reduction in workforce to further reduce general and administrative costs. The full impact of the COVID-19 outbreak and the decline in oil prices continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that these events will have on the Company’s financial condition, liquidity, and future results of operations.

Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2020. These matters may have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown, which may impair the Company’s asset values, including reserve estimates. Further, consumer demand has decreased since the spread of the outbreak and new travel restrictions placed by governments in an effort to curtail the spread of the coronavirus. Although the Company cannot estimate the length or gravity of the impacts of these events at this time, if the pandemic and/or decreased oil prices continue, they may have a material adverse effect on the Company’s results of future operations, financial position, and liquidity in fiscal year 2020.

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

We derive our revenue and cash flow principally from the sale of oil, natural gas and NGLs. As a result, our revenues are determined, to a large degree, by prevailing prices for crude oil, natural gas and NGLs. We sell our oil and natural gas on the open market at prevailing market prices or through forward delivery contracts. Because some of our operations are located outside major markets, we are directly impacted by regional prices regardless of Henry Hub, WTI or other major market pricing. The market price for oil, natural gas and NGLs is dictated by supply and demand; consequently, we cannot accurately predict or control the price we may receive for our oil, natural gas and NGLs. The price of oil and natural gas has fallen significantly since the beginning of 2020, due in part to failed Organization of Petroleum Exporting Countries (“OPEC”) negotiations as well as concerns about the COVID-19 pandemic and its impact on the worldwide economy and global demand for oil and gas. The resulting precipitous decline in oil and gas pricing experienced during March 2020, through the date of this report, if prolonged. or a further deterioration of the market price for oil and natural gas, will negatively impact our cash flows.

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

Net cash provided by operating activities for the year ended December 31, 2019 was $27.2 million, compared to $39.1 million in the prior year. Excluding the effects of significant unforeseen expenses or other income, our cash flow from operations fluctuates primarily because of variations in oil and gas production and prices or changes in working capital accounts. Our oil and gas production will vary based on actual well performance but may be curtailed due to factors beyond our control.

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

Maintaining a strong balance sheet and ample liquidity are key components of our business strategy. For 2019, we will continue our focus on preserving financial flexibility and ample liquidity as we manage the risks facing our industry. Our 2020 capital budget is reflective of commodity prices and has been established based on an expectation of available cash flows, with any cash flow deficiencies expected to be funded by borrowings under our revolving credit facility. As we have done historically to preserve or enhance liquidity we may adjust our capital program throughout the year, divest assets, or enter into strategic joint ventures. We are actively in discussions with financial partners for funding to develop our asset base and, if required, pay down our revolving credit facility should our borrowing base become limited due to the deterioration of commodity prices.

The Company maintains a Credit Agreement with a maturity date of February 15, 2021, providing for a credit facility totaling $300 million, with a borrowing base of $72 million. As of April 15, 2020, the Company has $53.5 million in outstanding borrowings and $18.5 million in availability under this facility. The bank reviews the borrowing base semi-annually and, at their discretion, may decrease or propose an increase to the borrowing base relative to a re-determined estimate of proved oil and gas reserves. The next borrowing base review is scheduled for June 2020. Our oil and gas properties are pledged as collateral for the line of credit and we are subject to certain financial and operational covenants defined in the agreement. We are currently in compliance with these covenants and expect to be in compliance over the next twelve months. If we do not comply with these covenants on a continuing basis, the lenders have the right to refuse to advance additional funds under the facility and/or declare all principal and interest immediately due and payable. Our borrowing base may decrease as a result of lower natural gas or oil prices, operating difficulties, declines in reserves, lending requirements or regulations, the issuance of new indebtedness or for other reasons set forth in our revolving credit agreement. In the event of a decrease in our borrowing base due to declines in commodity prices or otherwise, our ability to borrow under our revolving credit facility may be limited and we could be required to repay any indebtedness in excess of the re-determined borrowing base.

Our credit agreement required us to hedge a portion of our production as forecasted for the PDP reserves included in our borrowing base review engineering reports. Accordingly the Company has in place the following swap and put agreements for oil and natural gas.

	2020	2021	2020	2021
Swap Agreements
Natural Gas (MMBTU)	180,000	951,000	$2.95	$2.41
Oil (barrels)	225,500		$58.43

	2020	2021	2020	2021
Put Agreements
Natural Gas (MMBTU)	1,849,000	500,000	$2.25	$2.00
Oil (barrels)	95,400	66,000	$48.27	$35.00

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property.

It also appropriated funds for the SBA Paycheck Protection Program loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19. We have applied for assistance under this program however due to the volume of applications there is no assurance we will be able to obtain funds under them. We continue to examine the opportunity that the CARES Act may have to benefit our business.

The Company’s activities include development and exploratory drilling. Our strategy is to develop a balanced portfolio of drilling prospects that includes lower risk wells with a high probability of success and higher risk wells with greater economic potential. In 2016, based upon the results of horizontal wells and historical vertical well performance, we decided to reduce the number of vertical wells in our drilling program and focus primarily on horizontal well drilling. We believe horizontal development of our resource base provides superior returns relative to vertical development, due to the ability of horizontals to come in contact with and drain from a greater volume of reservoir rock over more acreage, with less infrastructure, and thus at a lower cost of development per acre.

We participated in 18 gross (1.6 net) horizontal wells drilled and completed in 2019, all of which were producing at year-end. In addition, 14 gross (4.63 net) wells that had been completed at year-end 2018 and in which we had participated, were also brought on-line in 2019. Of the total 18 wells completed in 2019, three are located in West Texas, while 13 are in our Oklahoma Scoop-Stack horizontal development program. The three wells drilled in West Texas in 2019 added significantly to our reserve base, as these probable undeveloped locations were the initial test wells in intervals above the Middle Wolfcamp: one in the Wolfcamp “A”, one in the Jo Mill and one in the Lower Spraberry, and have proved up these reservoirs for the 1,300 acre block in which they were drilled. Our share of the cost of these three wells is approximately $9.2 million. Not only did these wells add proved developed reserves, but as a result, nine additional locations in these reservoirs were proven for horizontal development. Six of the nine horizontals were drilled as of April 15, 2020. The successful development of these reservoirs has also proved-up locations to be drilled on our nearby 2,600-acre block in which the Company holds between 14% and 56% interest. It is anticipated that development of as many as 54 additional horizontal wells on this 2,600-acre block will occur over the coming years. The cost of such development would be approximately $370.6 million with the Company’s share being approximately $170.8 million. The actual number of wells that will be drilled, the cost, and the timing of drilling will vary based upon many factors, including commodity market conditions.

In early 2020, as mentioned above, the Company participated in the drilling of six wells in Upton County, Texas, operated by Apache Corporation. These wells are expected to be completed in the fourth quarter of 2020 with a total anticipated investment of $21 million. Also in Upton County, Texas, in early 2020, we participated for 7.7% interest in the horizontal drilling of a well operated by Pioneer Natural Resources that is expected to be completed in the fourth quarter of 2020. Our total net expenditure for this well is estimated to be $580,400. Additional drilling and future development plans will be established based on an expectation of available cash flows from operations and availability of funds under our revolving credit facility.

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

The Company maintains an acreage position of 19,910 gross (12,560 net) acres in the Permian Basin in West Texas, primarily in Reagan, Upton, Martin and Midland counties and we believe this acreage has significant resource potential in as many as 10 reservoirs, including benches of the Spraberry, Jo Mill, and Wolfcamp that support the potential drilling of as many as 180 additional horizontal wells.

In Oklahoma, the Company’s horizontal activity is primarily focused in Canadian, Grady, Kingfisher, Garfield, Major, and Garvin counties where we have approximately 3,460 net leasehold acres. We believe this acreage has significant additional resource potential that could support the drilling of as many as 52 new horizontal wells based on an estimate of six wells per section: three in the Mississippian and three in the Woodford Shale. Should we choose to participate in future development, our share of the capital expenditures would be approximately $40 million at an average 10% ownership level; the Company will otherwise sell its rights for cash, or cash plus a royalty or working interest.

To supplement cash flow and finance our drilling program during 2019, the Company sold or farmed-out leasehold rights through several transactions, receiving gross proceeds of approximately $4.28 million in exchange for 444.5 net leasehold acres in Texas and New Mexico.

The majority of our capital spending is discretionary, and the ultimate level of expenditures will be dependent on our assessment of the oil and gas business environment, the number and quality of oil and gas prospects available, the market for oilfield services, and oil and gas business opportunities in general.

The Company has in place both a stock repurchase program and a limited partnership interest repurchase program. Spending under these programs in 2019 and 2018 was $5.9 and $8 million, respectively. The Company expects continued spending under these programs in 2020.

Results of Operations:

2019 and 2018 Compared

We reported net income for 2019 of $3.5 million, or $1.72 per share, compared to $14.5 million, or $6.95 per share for 2018. This decrease was due to increases in oil, NGL and natural gas production and sales offset by lower average prices for all products during 2019 as compared to 2018 offset by gains on the sale of acreage. The significant components of net income are discussed below.

Oil, NGL and gas sales decreased $9.2 million, or 9.9% to $84.0 million for the year ended December 31, 2019 from $93.2 million for the year ended December 31, 2018. Crude oil, NGL and natural gas sales vary due to changes in volumes of production sold and realized commodity prices. Our realized prices at the well head decreased an average of $5.42 per barrel, or 9.0% on crude oil, decreased an average of $11.92 per barrel, or 42.9% on NGL and decreased $0.81 per Mcf, or 35.3% on natural gas during 2019 as compared to 2018.

Our crude oil production increased by 55,000 barrels, or 4.6% to 1,242,000 barrels for the year ended December 31, 2019 from 1,187,000 barrels for the year ended December 31, 2018. Our NGL production increased by 111,000 or 24% to 574,000 for the year ended December 31, 2019 from 463,000 barrels for the year ended December 31, 2018. Our natural gas production increased by 662 MMcf, or 17.7% to 4,397 MMcf for the year ended December 31, 2019 from 3,735 MMcf for the year ended December 31, 2018. The increase in crude oil, NGL and natural gas production volumes are a result our continued drilling success in the West Texas and Oklahoma regions as we place new wells into production offset by the natural decline of existing properties.

The following table summarizes the primary components of production volumes and average sales prices realized for the years ended December 31, 2019 and 2018 (excluding realized gains and losses from derivatives).

	Twelve months ended December 31,		Increase / (Decrease)	Increase / (Decrease)
	2019	2018
Barrels of Oil Produced	1,242,000	1,187,000	55,000	4.6%
Average Price Received	$55.04	$60.46	$(5.42)	(9.0)%

Oil Revenue (In 000’s)	$68,366	$71,766	$(3,400)	(4.7)%

Mcf of Gas Sold	4,397,000	3,735,000	662,000	17.7%
Average Price Received	$1.49	$2.30	$(0.81)	(35.3)%

Gas Revenue (In 000’s)	$6,539	$8,590	$(2,051)	(23.9)%

Barrels of Natural Gas Liquids Sold	574,000	463,000	111,000	24.0%
Average Price Received	$15.87	$27.79	$(11.92)	(42.9)%

Natural Gas Liquids Revenue (In 000’s)	$9,110	$12,859	$(3,749)	(29.2)%

Total Oil & Gas Revenue (In 000’s)	$84,015	$93,215	$(9,200)	(9.9)%

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

The following table summarizes the results of our derivative instruments for the twelve months ended December 2019 and 2018:

	Twelve months ended December 31,
	2019	2018
Oil derivatives – realized (losses)	$(1,814)	$(3,642)
Oil derivatives – unrealized gains (losses)	(2,776)	5,600

Total gains (losses) on oil derivatives	$(4,590)	$1,958
Natural gas derivatives – realized gains (losses)	90	(278)
Natural gas derivatives – unrealized gains (losses)	123	(394)

Total gains (losses) on natural gas derivatives	$213	$(672)
NGL derivatives – realized gains (losses)	353	(175)
NGL derivatives – unrealized gains (losses)	(124)	124

Total gains (losses) on NGL derivatives	$229	$(51)

Total gains (losses) on oil, natural gas and NGL derivatives	$(4,148)	$1,235

Prices received for the twelve months ended December 31 2019 and 2018, respectively, including the impact of derivatives were:

	2019	2018	Increase / (Decrease)	Increase / (Decrease)
Oil Price	$53.58	$57.39	$(3.81)	(6.60)%
Gas Price	$1.51	$3.37	$(1.86)	(55.30)%
NGL Price	$16.49	$27.40	$(10.91)	(39.80)%

Field service income increased $1.4 million, or 8.4% to $19.2 million for the year ended December 31, 2019 from $17.7 million for the year ended December 31, 2018. Rates on our workover rigs and hot oiler services improved during 2019 and our SWD income increased reflecting increased utilization of the pipeline and capacity upgrades added in prior years.

Lease operating expenses decreased $1.5 million, or 4.4% to $33.5 million for the year ended December 31, 2019 from $35 million for the year ended December 31, 2018. This decrease was due to a reduction of $2.9 million in work-over, marketing, transportation and production taxes expense off-set by $1.4 million in increased in property taxes and recurring lease operating expenses.

Field service expense increased $0.9 million, or 6.7% to $15.4 million for the year ended December 31, 2019 from $14.5 million for the year ended December 31, 2018. Field service expenses primarily consist of salaries and vehicle operating expenses which have increased during 2019 related to increased utilization of our equipment services.

Depreciation, depletion, amortization and accretion on discounted liabilities decreased $1.6 million, or 4.2% to $36.1 million for the year ended December 31, 2019 from $37.7 million for the year ended December 31, 2018. The DD&A expense is primarily attributable to our properties in West Texas and Oklahoma, reflecting the declining cost basis of those properties.

General and administrative expense increased $2.1 million, or 15.4% to $15.6 million for the year ended December 31, 2019 from $13.5 million for the year ended December 31, 2018. This increase in 2019 reflects increases in personnel costs combined with lower reimbursements related to sales of properties.

Gain on sale and exchange of assets of $4.5 million for the year ended December 31, 2019 and $3.7 million for the year ended December 31, 2018 consists of sales of non-producing acreage and oil and gas interests and non-essential field service equipment.

Interest expense increased $0.2 million, or 6.5% to $3.6 million for the year ended December 31, 2019 from $3.4 million for the year ended December 31, 2018. This minor increase relates to an increase in weighted average interest rates throughout the year combined with reduced overall debt for 2019 as compared to 2018. The average interest rate paid on outstanding bank borrowings under its revolving credit facility during 2019 and 2018 were 5.34% and 5.33%, respectively. As of December 31, 2019 and 2018, the total outstanding borrowings under its revolving credit facility were $53.5 million and $65.5 million, respectively.

Tax expense of $1.4 and $3.0 million was recorded for the years ended December 31, 2019 and 2018, respectively. The change in our income tax provision was primarily due to the decrease in pre-tax income for the year ended December 31, 2019 and the change in the deferred income tax assets and liabilities related to Alternative Minimum Tax Credit refunds and Marginal Well Credit carry forwards.

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

Members of our management, including our chief executive officer and chief financial officer, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of December 31, 2019 the end of the period covered by this Report. Based upon that evaluation, these officers concluded that our disclosure controls and procedures were effective as of December 31, 2019.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2019.

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

There have been no changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	OTHER INFORMATION.

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information relating to the Company’s Directors, nominees for Directors and executive officers will be included in the Company’s definitive proxy statement relating the Company’s Annual Meeting of Stockholders to be held in June, 2020, and which is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION.

Information relating to executive compensation will be included in the Company’s definitive proxy statement relating to the Company’s Annual Meeting of Stockholders to be held in June, 2020, and which is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information relating to security ownership of certain beneficial owners and management will be included in the Company’s definitive proxy statement relating to the Company’s Annual Meeting of Stockholders to be held in June, 2020, and which is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information relating to certain transactions by Directors and executive officers of the Company will be included in the Company’s definitive proxy statement relating to the Company’s Annual Meeting of Stockholders to be held in June, 2020, and which is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information relating to principal accountant fees and services will be included in the Company’s definitive proxy statement relating to the Company’s Annual Meeting of Stockholders to be held in June, 2020, and which is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this Report:

1.	Financial statements (Index to Consolidated Financial Statements at page F-1 of this Report)

2.	Financial Statement Schedules (Index to Consolidated Financial Statements – Supplementary Information at page F-1 of this Report)

3.	Exhibits:

Exhibit No.

3.1	Certificate of Incorporation of PrimeEnergy Resources Corporation, as amended and restated of December 21, 2018, (filed as Exhibit 3.1 of PrimeEnergy Resources Corporation Form 8-K on December 27, 2018, and incorporated herein by reference).

3.2	Bylaws of PrimeEnergy Resources Corporation as amended and restated as of April 24, 2020 (filed as Exhibit 3.2 of PrimeEnergy Resources Corporation Form 8-K on April 27, 2020 and incorporated herein by reference).

10.18	Composite copy of Non-Statutory Option Agreements (Incorporated by reference to Exhibit 10.18 of PrimeEnergy Resources Corporation Form 10-K for the year ended December 31, 2004).

10.22.5.10	Third Amended and Restated Credit Agreement dated as of February 15, 2017 among PrimeEnergy Resources Corporation, as Borrower, Compass Bank, as Administrative Agent and Lender, Wells Fargo, National Association, as Document Agent, the Lenders Party Hereto (Compass Bank, Wells Fargo, National Association, Citibank, N.A.) and BBVA Compass Bank, as Letter of Credit Issuer and Sole Lead Arranger and Sole Bookrunner (Incorporated by reference to Exhibit 10.22.5.10 to PrimeEnergy Resources Corporation Form 10-K for the year ended December 31, 2016).

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

Exhibit No.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th, day of May 2020.

PrimeEnergy Resources Corporation

By:	/s/ Charles E. Drimal, Jr.
Charles E. Drimal, Jr.
Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 6th day of May, 2020.

/s/ Charles E. Drimal, Jr. Charles E. Drimal, Jr.	Chairman, Chief Executive Officer and President; The Principal Executive Officer

/s/ Beverly A. Cummings Beverly A. Cummings	Director, Executive Vice President and Treasurer; The Principal Financial Officer

/s/ Clint Hurt Clint Hurt	Director	/s/ Thomas S. T. Gimbel Thomas S. T. Gimbel	Director

/s/ Jan K. Smeets Jan K. Smeets	Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements
Consolidated Balance Sheet – As of December 31, 2019 and 2018	F-3
Consolidated Statement of Operations – For the years ended December 31, 2019 and 2018	F-4
Consolidated Statement of Equity – For the years ended December 31, 2019 and 2018	F-5
Consolidated Statement of Cash Flows – For the years ended December 31, 2019 and 2018	F-6
Notes to Consolidated Financial Statements	F-7

Supplementary Information:
Capitalized Costs Relating to Oil and Gas Producing Activities, years ended December 31, 2019 and 2018	F-23
Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities, years ended December 31, 2019 and 2018	F-23
Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves, years ended December 31, 2019 and 2018	F-23
Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves, years ended December 31, 2019 and 2018	F-24
Reserve Quantity Information, years ended December 31, 2019 and 2018	F-25
Results of Operations from Oil and Gas Producing Activities, years ended December 31, 2019 and 2018	F-25
Notes to Supplementary Information	F-26

INDEPENDENT AUDITORS’ REPORT

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PrimeEnergy Resources Corporation and Subsidiaries:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PrimeEnergy Resources Corporation and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

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

May 5, 2020

PRIMEENERGY RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Thousands of dollars)

	As of December 31,
	2019	2018
ASSETS
Current Assets
Cash and cash equivalents	$1,015	$6,315
Accounts receivable, net	14,360	14,961
Prepaid obligations	625	640
Derivative asset short-term	272	1,674
Other current assets	127	144

Total Current Assets	16,399	23,734
Property and Equipment
Oil and gas properties at cost	527,729	514,821
Less: Accumulated depletion and depreciation	(322,409)	(291,152)

	205,320	223,669

Field and office equipment at cost	27,542	27,252
Less: Accumulated depreciation	(20,762)	(20,496)

	6,780	6,756

Total Property and Equipment, Net	212,100	230,425
Derivative asset long-term and other assets	866	893

Total Assets	$229,365	$255,052

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$6,634	$9,553
Accrued liabilities	6,836	18,431
Current portion of long-term debt	—	698
Current portion of asset retirement and other long-term obligations	1,369	1,687
Derivative liability short-term	753	88
Due to Related Parties	—	5

Total Current Liabilities	15,592	30,462
Long-Term Bank Debt	53,500	65,547
Asset Retirement Obligations	20,330	19,647
Derivative Liability Long-Term	—	10
Deferred Income Taxes	35,924	32,828
Other Long-Term Obligations	656	555

Total Liabilities	126,002	149,049
Commitments and Contingencies
Equity
Common stock, $.10 par value; 2019 and 2018: Authorized: 2,810,000 shares, outstanding 2019: 1,998,978 shares; outstanding 2018: 2,039,919 shares.	281	281
Paid-in capital	7,505	7,388
Retained earnings	129,120	125,644
Treasury stock, at cost; 2019: 809,967 shares; 2018: 770,081 shares	(36,792)	(31,304)

Total Stockholders’ Equity – PrimeEnergy	100,114	102,009
Non-controlling interest	3,249	3,994

Total Equity	103,363	106,003

Total Liabilities and Equity	$229,365	$255,052

The accompanying Notes are an integral part of these Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(Thousands of dollars, except per share amounts)

	For the Year Ended December 31,
	2019	2018
Revenues
Oil sales	$68,366	$71,766
Natural gas sales	6,539	8,590
Natural gas liquids sales	9,110	12,859
Realized (loss) on derivative instruments, net	(1,371)	(4,095)
Field service income	19,214	17,732
Administrative overhead fees	5,659	5,720
Unrealized (loss) gain on derivative instruments	(2,777)	5,330
Other income	84	198

Total Revenues	104,824	118,100
Costs and Expenses
Lease operating expense	33,461	34,996
Field service expense	15,446	14,475
Depreciation, depletion, amortization and accretion on discounted liabilities	36,156	37,729
General and administrative expense	15,639	13,550

Total Costs and Expenses	100,702	100,750
Gain on Sale and Exchange of Assets	4,574	3,662

Income from Operations	8,696	21,012
Other Income and Expenses
Less: Interest expense	3,635	3,413
Add: Interest income	19	44

Income Before Provision for Income Taxes	5,080	17,643
Provision for Income Taxes	1,421	2,978

Net Income	3,659	14,665
Less: Net Income Attributable to Non-Controlling Interest	183	136

Net Income Attributable to PrimeEnergy	$3,476	$14,529

Basic Income Per Common Share	$1.72	$6.96

Diluted Income Per Common Share	$1.25	$5.11

The accompanying Notes are an integral part of these Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Thousands of dollars)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity – PrimeEnergy	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at December 31, 2017	3,836,397	$383	$8,729	$138,320	$(52,123)	$95,309	$7,130	$102,439
Purchase 129,451 shares of common stock	—	—	—	—	(7,956)	(7,956)	—	(7,956)
Retirement of 1,026,397 shares of common stock	(1,026,397)	(102)	(1,468)	(27,205)	28,775	—	—	—
Net income	—	—	—	14,529	—	14,529	136	14,665
Purchase of non-controlling interest	—	—	127	—	—	127	(192)	(65)
Distributions to non-controlling interest	—	—	—	—	—	—	(3,080)	(3,080)

Balance at December 31, 2018	2,810,000	$281	$7,388	$125,644	$(31,304)	$102,009	$3,994	$106,003
Purchase 40,941 shares of common stock	—	—	—	—	(5,488)	(5,488)	—	(5,488)
Net income (loss)	—	—	—	3,476	—	3,476	183	3,659
Purchase of non-controlling interest	—	—	117	—	—	117	(616)	(499)
Distributions to non-controlling interest	—	—	—	—	—	—	(312)	(312)

Balance at December 31, 2019	2,810,000	$281	$7,505	$129,120	$(36,792)	$100,114	$3,249	$103,363

The accompanying Notes are an integral part of these Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Thousands of dollars)

	For the Year Ended December 31,
	2019	2018
Cash Flows from Operating Activities:
Net Income	$3,659	$14,665
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion on discounted liabilities	36,156	37,729
Gain on sale of properties	(4,574)	(3,662)
Unrealized loss (gain) on derivative instruments	2,777	(5,330)
Provision for deferred income taxes	3,096	7,866

Changes in assets and liabilities:
Accounts receivable	601	2,000
Due to related parties	(5)	(60)
Inventories	—	11
Prepaid expenses and other assets	15	(1,226)
Accounts payable	(2,919)	(15,063)
Accrued liabilities	(11,595)	2,136

Net Cash Provided by Operating Activities	27,211	39,066

Cash Flows from Investing Activities:
Capital expenditures, including exploration expense	(18,046)	(47,073)
Proceeds from sale of properties and equipment	4,579	3,233

Net Cash Used in by Investing Activities	(13,467)	(43,840)

Cash Flows from Financing Activities:
Purchase of stock for treasury	(5,488)	(7,956)
Purchase of non-controlling interests	(499)	(65)
Increase in long-term bank debt and other long-term obligations	25,000	55,800
Repayment of long-term bank debt and other long-term obligations	(37,745)	(42,048)
Distribution to non-controlling interest	(312)	(3,080)

Net Cash (used in) provided by Financing Activities	(19,044)	2,651

Cash and Cash Equivalents Period Decrease	(5,300)	(2,123)
Cash and Cash Equivalents at the Beginning of the Year	6,315	8,438

Cash and Cash Equivalents at the End of the Year	$1,015	$6,315

Supplemental Disclosures:
Income taxes paid during the year	$65	$2,130
Interest paid during the year	$3,659	$3,535

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

Effects of Coronavirus on Business:

On March 11, 2020, the World Health Organization declared the outbreak of the Coronavirus (“COVID-19”), which continues to spread throughout the U.S. and the world, a pandemic. The outbreak is having an impact on the global economy, resulting in rapidly changing market and economic conditions. Similar to many businesses in the energy sector, our business has been impacted by the recent COVID-19 outbreak and associated restrictions that have been implemented. The Company temporarily implemented social distancing requirements and work from home accommodations where appropriate.

The oversupply in the oil markets and related price volatility, depending on its duration may have an adverse impact on cash flows from operations and the valuation of capitalized costs related to oil and gas producing activities. The full extent to which COVID-19 will impact the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the virus and the actions to contain or treat its impact.

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

Income Taxes:

The Company follows the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recorded for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the tax rate in effect for the year in which those temporary differences are expected to turn around. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the year of the enacted rate change. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that the related tax benefits will not be realized. As of December 31, 2019, and 2018, we had no valuation allowance.

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

Recently Issued Accounting Standards:

On January 1, 2018, PrimeEnergy adopted ASU 2014-09, “Revenue from Contracts with Customers (ASC 606),” using the modified retrospective method. The Company elected to evaluate all contracts at the date of initial application. While there was no impact to the opening balance of retained earnings as a result of the adoption, certain items previously netted in revenue are now recognized as lease operating expense in the Company’s statement of consolidated operations. The amounts are immaterial to the financial statements, and prior comparative periods have not been restated and continue to be reported under the accounting standards in effect for those periods. Adoption of the new standard does not have a material impact on the Company’s net earnings.

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

Revenue is recognized based on the transfer of control or our customers’ ability to benefit from our services and products in an amount that reflects the consideration we expect to receive in exchange for those services and products. The vast majority of our service and product contracts are short-term in nature. In recognizing revenue for our services and products, we determine the transaction price of purchase orders or contracts with our customers, which may consist of fixed and variable consideration. We also assess our customers’ ability and intention to pay, which is based on a variety of factors, including our historical payment experience with and the financial condition of our customers. Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 20 to 60 days. Other judgments involved in recognizing revenue include an assessment of progress towards completion of performance obligations for certain long-term contracts, which involve estimating total costs to determine our progress towards contract completion and calculating the corresponding amount of revenue to recognize.

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

The Company has adopted this guidance as of January 1, 2019. In the normal course of business, the Company enters into various lease agreements for office space and equipment related to its exploration and development activities that are currently accounted for as operating leases. The Company’s adoption and implementation of this ASU did not significantly impact its balance sheet. The impact to the Company’s consolidated statement of operations and consolidated statement of cash flows is not material.

On January 1, 2019, the company adopted ASU 2018-07 “Improvements to Nonemployee Share-Based Payment Accounting,” to simplify the accounting for share-based transactions by expanding the scope of Topic 718 from only being applicable to share-based payments to employees to also include share-based payment transactions for acquiring goods and services from nonemployees. As a result, the same guidance that provides for employee share-based payments, including most of the requirements related to classification and measurement, applies to nonemployee share-based payment arrangements. ASU 2018-07 was effective for financial statements issued for annual periods beginning after December 15, 2018 and interim periods within those annual periods. The Company’s adoption did not have a material effect on its consolidated financial statements.

New Pronouncements Issued But Not Yet Adopted

In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework: Changes to the Disclosure Requirements for Fair Value Measurement,” which changes the disclosure requirements for fair value measurements by removing, adding, and modifying certain disclosures. ASU 2018-13 is effective for financial statements issued for annual periods beginning after December 15, 2019, and interim periods within those annual periods. Early adoption is permitted. The company plans to adopt this ASU and its related disclosures during the first quarter of 2020 and does not expect it to have a material impact on its financial statements.

In August 2018, the FASB issued ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract.” This pronouncement clarifies the requirements for capitalizing implementation costs in cloud computing arrangements and aligns them with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted, including adoption in any interim period for which financial statements have not been issued. The Company plans to adopt this ASU on its consolidated financial statements during the first quarter of 2020 and does not expect it to have a material impact.

In December 2019, The FASB issued Accounting Standards Update (ASU) 2019-12 Income Taxes (Topic740) Simplifying the Accounting for Income Taxes as part of its initiative to reduce complexity in the accounting standards. The amendments in ASU 2019-12 remove certain exceptions related to the incremental approach for intraperiod tax allocations, the general methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019 -12 also clarifies and simplifies other aspects of accounting for income taxes. For public business entries, the amendment in this update are effective for fiscal years and interim periods with those fiscal years, beginning after December 15, 2020.

2. Acquisitions and Dispositions

Historically, the Company has repurchased the non-controlling interests of the partners and trust unit holders in certain of the Partnerships, which consist primarily of oil and gas interests. The Company purchased such non-controlling interests in an amount totaling $499,000 in 2019 and $65,000 in 2018.

During 2018 the Company acquired 1,640 gross (464 net) acres, along with 16.6% to 33.4% working interest ownership in 51 oil and gas wells and one commercial salt water disposal well operated by the Company, all located in Reagan County, Texas, for $6,080,000.

During 2019 and 2018 the Company sold or farmed out interests in certain non-core undeveloped and developed oil and natural gas properties through a number of individually negotiated transactions in exchange for cash and a royalty or working interest in Oklahoma, Kansas, Colorado, Texas and Wyoming. Proceeds under these agreements were approximately $4.3 and $3.1 million, respectively.

3. Additional Balance Sheet Information

Accounts receivable at December 31, 2019 and 2018 consisted of the following:

	December 31,
(Thousands of dollars)	2019	2018
Joint interest billings	$3,339	$1,976
Trade receivables	2,246	1,979
Oil and gas sales	7,284	6,112
Tax refund receivable	1,720	4,760
Other	189	358

	14,778	15,185
Less: Allowance for doubtful accounts	(418)	(224)

Total	$14,360	$14,961

Accounts payable at December 31, 2019 and 2018 consisted of the following:

	December 31,
(Thousands of dollars)	2019	2018
Trade	$261	$1,174
Royalty and other owners	4,227	6,197
Partner advances	1,024	1,143
Prepaid drilling deposits	205	214
Other	917	825

Total	$6,634	$9,553

Accrued liabilities at December 31, 2019 and 2018 consisted of the following:

	December 31,
(Thousands of dollars)	2019	2018
Compensation and related expenses	$3,620	$2,907
Property costs	2,829	14,993
Other	387	531

Total	$6,836	$18,431

4. Long-Term Debt

Bank Debt:

Effective July 30, 2010 the Company entered into a Second Amended and Restated Credit Agreement between Compass Bank as agent and a syndicated group of lenders (“Credit Agreement”). The Credit Agreement had a revolving line of credit and letter of credit facility of up to $250 million with a final maturity date of July 30, 2017. The credit facility was secured by substantially all of the Company’s oil and gas properties. The credit facility was subject to a borrowing base determined by the lenders taking into consideration the estimated value of PERC’s oil and gas properties in accordance with the lenders’ customary practices for oil and gas loans

On February 15, 2017, the Company and its lenders entered into a Third Amended and Restated Credit Agreement (the “2017 Credit Agreement”) with a maturity date of February 15, 2021. The Second Amended and Restated Credit Agreement and subsequent amendments were amended and restated by the 2017 Credit Agreement. Pursuant to the terms and conditions of the 2017 Credit Agreement, the Company has a revolving line of credit and letter of credit facility of up to $300 million subject to a borrowing base that is determined semi-annually by the lenders based upon the Company’s financial statements and the estimated value of the Company’s oil and gas properties, in accordance with the Lenders’ customary practices for oil and gas loans. The credit facility is secured by substantially all of the Company’s oil and gas properties. The 2017 Credit Agreement includes terms and covenants that require the Company to maintain a minimum current ratio, total indebtedness to EBITDAX (earnings before depreciation, depletion, amortization, taxes, interest expense and exploration costs) ratio and interest coverage ratio, as defined, and restrictions are placed on the payment of dividends, the amount of treasury stock the Company may purchase, commodity hedge agreements, and loans and investments in its consolidated subsidiaries and limited partnerships.

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

On January 8, 2019, the Company and its lenders entered into a Third Amendment to the Third Amended and Restated Credit Agreement. The credit agreement includes additions for a Beneficial Ownership Certification on the effective date of the amendment. The agreement includes further clarifications for potential Libor loan market rate issues, swap agreement modifications and retains all other aspects of the original credit agreement. As of the effective date of this amendment the Company’s borrowing base was increased to $100 million. Effective on June 26, 2019 the Company’s lenders adjusted the borrowing base to $ 90 million. On December 18, 2019 as part of the scheduled redetermination of the borrowing base, lenders approved the borrowing base to stand at $72 million until the next redetermination.

At December 31, 2019, the Company had a total of $53.5 million of borrowings outstanding under its revolving credit facility at a weighted-average interest rate of 4.85 % and $18.5 million available for future borrowings. The combined weighted average interest rate paid on outstanding bank borrowings subject to base rate and LIBO interest was 5.34% for the twelve months ended December 31, 2019 as compared to 5.33% for twelve months ended December 31 2018. The Company’s borrowings under this credit facility approximates fair value because the interest rates are variable and reflective of market rates.

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

On May 23, 2019, the Company made its final payment towards both the second and third loans. At this time, all equipment loans were paid in full and the field service equipment liens secured by these loans were cancelled and all titles returned to the Company.

5. Commitments

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

Operating lease costs for the twelve months ended December 31, 2019 were $437 thousand. Cash payments included in the operating lease cost for twelve months ended December 31, 2019 were $447 thousand. The weighted-average remaining operating lease terms is 12 months. The amortization and interest expense for financing lease amounted to $5,000 and the cash payment for the lease was $5,100 and the lease term remaining was for 16 months.

The payment schedule for the Company’s operating and financing lease obligations as of December 31, 2019 is as follows:

(Thousands of dollars)	Operating Leases	Financing Leases
2020	$616	$8
2021	106	2

Total undiscounted lease payments	$722	$10
Less: Amount associated with discounting	(53)	(1)

Net operating lease liabilities	$669	$9

The Company amended certain leases for office space in Texas and Oklahoma providing for payments of $461 thousand and $89 thousand in 2020 and 2021, respectively.

Rent expense for office space for the years ended December 31, 2019 and 2018 was $594,000 and $659,000, respectively.

Asset Retirement Obligation:

A reconciliation of the liability for plugging and abandonment costs for the years ended December 31, 2019 and 2018 is as follows:

	Year Ended December 31,
(Thousands of dollars)	2019	2018
Asset retirement obligation at beginning of period	$21,334	$23,578
Liabilities incurred	4	49
Liabilities settled	(1,442)	(2,656)
Accretion expense	1,120	1,120
Revisions in estimated liabilities	102	(757)

Asset retirement obligation at end of period	$21,118	$21,334

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

7. Stock Options and Other Compensation

In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. At December 31, 2019 and 2018, options on 767,500 shares were outstanding and exercisable at prices ranging from $1.00 to $1.25. According to their terms, the options have no expiration date.

8. Income Taxes

The components of the provision (benefit) for income taxes for the years ended December 31, 2019 and 2018 are as follows:

	Year Ended December 31,
(Thousands of dollars)	2019	2018
Current:
Federal	$(1,798)	$(4,742)
State	123	(146)

Total current	(1,675)	(4,888)
Deferred:
Federal	3,536	7,620
State	(440)	246

Total deferred	3,096	7,866

Total income tax provision	$1,421	$2,978

	At December 31,
(Thousands of dollars)	2019	2018
Deferred Tax Assets:
Accrued liabilities	$614	$519
Allowance for doubtful accounts	95	51
Derivative Contracts	110	0
Disallowed Interest Carryforwards	—	769
Alternative minimum tax credits	1,720	4,760
State Net operating loss carry-forwards	821	469
Percentage depletion carry-forwards	—	—
General Business Credits	—	137

Total deferred tax assets	3,360	6,705
Deferred Tax Liabilities:
Basis differences relating to managed partnerships	2,109	2,296
Depletion and depreciation	37,173	36,711
Derivative Contracts	—	526

Total deferred tax liabilities	39,282	39,533

Net deferred tax liabilities	$35,922	$32,828

The total provision for income taxes for the years ended December 31, 2019 and 2018 varies from the federal statutory tax rate as a result of the following:

	Year Ended December 31,
(Thousands of dollars)	2019	2018
Expected tax expense	$1,028	$3,676
Revaluation of deferred tax attributes	—	0
Executive Compensation	597	553
State income tax, net of federal benefit	(303)	79
Percentage depletion	(341)	(140)
AMT and Marginal Well Credits	436	(1,186)
Other, net	4	(4)

Total income tax provision (benefit)	$1,421	$2,978

Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes.

On December 22, 2017, the U.S. enacted into legislation the Tax Cuts and Jobs Act (2017 Tax Act). Under the 2017 Tax Act, the company may use alternative minimum tax (AMT) credits to fully offset any regular tax liability. In addition, a portion of the minimum tax credit which exceeds the regular tax liability is refundable in future years. The refundable portion is 50% of any excess credit in the years 2019 through 2020 and 100% in 2021. The Company expects to receive a refund of $1.720 million in 2020 based on refundable credits claimed on the 2019 return, and additional $1.720 million refunds of previously paid taxes on its tax returns for the years 2020 and 2021.

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

The Company is allowed a credit against the Texas Franchise Tax based on net operating losses incurred in prior periods. The credits allowed are $89 thousand in the years 2020 through 2026. Any credits not utilized in a given year due to the allowable credit exceeding the tax liability may be carried forward. No credit may be carried forward past 2026. The value of the credit is calculated net of the federal income tax effect.

The Company has not recorded any provision for uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The 2004, 2005, 2006, 2009 and 2017 federal income tax returns have been audited by the Internal Revenue Service. Returns for unexamined earlier years may be examined and adjustments made to the amount of percentage depletion and AMT credit carryforwards flowing from those years into an open tax year, although in general no assessment of income tax may be made for those years on which the statute has closed. State returns for the years 2017 through 2019 remain open for examination by the relevant taxing authorities

9. Segment Information and Major Customers

The Company operates in one industry – oil and gas exploration, development, operation and servicing. The Company’s oil and gas activities are entirely in the United States.

The Company sells its oil and natural gas and liquids production to a number of direct purchasers under direct contracts or through other operators under joint operating agreements. Listed below are the purchasers of the Company’s production which represented more than 10% of the Company’s sales in the year 2019.

Oil:
Apache Corporation	53.98%
Plains All American Inc.	15.88%
Natural gas and liquids:
Apache Corporation	39.09%
Targa Pipeline Mid-Continent West Tex, LLC	12.50%

Although there are no long-term oil and gas purchasing agreements with these purchasers, the Company believes that they will continue to purchase its oil and gas products and, if not, could be replaced by other purchasers.

10. Financial Instruments

Fair Value Measurements:

Authoritative guidance on fair value measurements defines fair value, establishes a framework for measuring fair value and stipulates the related disclosure requirements. The Company follows a three-level hierarchy, prioritizing and defining the types of inputs used to measure fair value. The fair values of the Company’s interest rate swaps, natural gas and crude oil price collars and swaps are designated as Level 3. The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2019 and December 31, 2018:

December 31, 2019	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2019
(Thousands of dollars)
Assets
Commodity derivative contracts	$—	$—	$272	$272

Total assets	$—	$—	$272	$272

Liabilities
Commodity derivative contracts	$—	$—	$(753)	$(753)

Total liabilities	$—	$—	$(753)	$(753)

December 31, 2018	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2018
(Thousands of dollars)
Assets
Commodity derivative contracts	$—	$—	$2,394	$2,394

Total assets	$—	$—	$2,394	$2,394

Liabilities
Commodity derivative contract	$—	$—	$(98)	$(98)

Total liabilities	$—	$—	$(98)	$(98)

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

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the year ended December 2019.

(Thousands of dollars)
Net Assets – December 31, 2018	$2,296
Total realized and unrealized (gains) losses:
Included in earnings (a)	(4,148)
Purchases, sales, issuances and settlements	1,371

Net Liabilities — December 31, 2019	$(481)

(a)	Derivative instruments are reported in revenues as realized gain/loss and on a separately reported line item captioned unrealized gain/loss on derivative instruments.

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

The following table sets forth the effect of derivative instruments on the consolidated balance sheets at December 31, 2019 and 2018:

		Fair Value
(Thousands of dollars)	Balance Sheet Location	December 31, 2019	December 31, 2018
Asset Derivatives:
Derivatives not designated as cash-flow hedging instruments:
Natural gas commodity contracts	Derivative asset short-term	$146	$63
Natural gas liquid contracts	Derivative asset short-term	—	138
Crude oil commodity contracts	Derivative asset short-term	126	1,473
Natural gas commodity contracts	Derivative asset long-term and other assets	—	7
Crude oil commodity contracts	Derivative asset short-term and other assets	—	713

Total		$272	$2,394

Liability Derivatives:
Derivatives not designated as cash-flow hedging instruments:
Crude oil commodity contracts	Derivative liability short-term	$(715)	$—
Natural gas commodity contracts	Derivative liability short-term	(38)	(75)
Natural gas liquid contracts	Derivative liability short-term	—	(13)
Natural gas commodity contracts	Derivative liability long-term	—	(10)

Total		$(753)	$(98)

Total derivative instruments		$(481)	$2,296

The following table sets forth the effect of derivative instruments on the consolidated statements of operations for the years ended December 31, 2019 and 2018:

	Location of gain/loss recognized in income	Amount of gain/loss recognized in income
(Thousands of dollars)		2019	2018
Derivatives not designated as cash-flow hedge instruments:
Natural gas commodity contracts	Unrealized gain (loss) on derivative instruments, net	123	(394)
Crude oil commodity contracts	Unrealized (loss) gain on derivative instruments, net	(2,776)	5,600
Natural gas liquids contracts	Unrealized (loss) gain on derivative instruments, net	(124)	124
Natural gas commodity contracts	Realized gain (loss) on derivative instruments, net	90	(278)
Crude oil commodity contracts	Realized (loss) on derivative instruments, net	(1,814)	(3,642)
Natural gas liquids contracts	Realized gain (loss) on derivative instruments, net	353	(175)

		$(4,148)	$1,235

11. Related Party Transactions

The Company, as managing general partner or managing trustee, makes an annual offer to repurchase the interests of the partners and trust unit holders in certain of the Partnerships or Trusts. The Company purchased such interests in an amount totaling $499,000 during 2019 and $65,000 during 2018.

Treasury stock purchases in any reported period may include shares from a related party, which may include members of the Company’s Board of Directors. In 2018, the Company purchased 10,000 shares from related parties. There were no treasury stock purchases made during 2019 from related parties.

Payables owed to related parties primarily represent receipts collected by the Company as agent for the joint venture partners, which may include members of the Company’s Board of Directors, during a specific reporting year, for oil and gas sales net of expenses.

12. Salary Deferral Plan

The Company maintains a salary deferral plan (the “Plan”) in accordance with Internal Revenue Code Section 401(k), as amended. The Plan provides for matching contributions, of which $412,000 and $338,000 were made in 2019 and 2018, respectively.

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

	Year Ended December 31,
	2019			2018
	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount
Basic	$3,476	2,019,502	$1.72	$14,529	2,089,055	$6.96

Effect of dilutive securities:
Options		761,233			755,141

Diluted	$3,476	2,780,735	$1.25	$14,529	2,844,196	$5.11

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

PRIMEENERGY RESOURCES CORPORATION AND SUBSIDIARIES

SUPPLEMENTARY INFORMATION

CAPITALIZED COSTS RELATING TO

OIL AND GAS PRODUCING ACTIVITIES

(Unaudited)

	As of December 31,
(Thousands of dollars)	2019	2018
Proved Developed oil and gas properties	$527,729	$514,821
Proved Undeveloped oil and gas properties	—	—

Total Capitalized Costs	527,729	514,821
Accumulated depreciation, depletion and valuation allowance	322,409	291,152

Net Capitalized Costs	$205,320	$223,669

COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION,

EXPLORATION AND DEVELOPMENT ACTIVITIES

(Unaudited)

	Year Ended December 31,
(Thousands of dollars)	2019	2018
Development Costs	$15,348	$42,079

STANDARDIZED MEASURE OF DISCOUNTED FUTURE

NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

(Unaudited)

	As of December 31,
(Thousands of dollars)	2019	2018
Future cash inflows	$423,839	$518,783
Future production costs	(202,169)	(253,896)
Future development costs	(62,379)	(24,584)
Future income tax expenses	(29,678)	(38,589)

Future Net Cash Flows	129,613	201,714
10% annual discount for estimated timing of cash flows	(48,001)	(63,805)

Standardized Measure of Discounted Future Net Cash Flows	$81,612	$137,909

See accompanying Notes to Supplementary Information

STANDARDIZED MEASURE OF DISCOUNTED FUTURE

NET CASH FLOWS AND CHANGES THEREIN

RELATING TO PROVED OIL AND GAS RESERVES

(Unaudited)

The following are the principal sources of change in the standardized measure of discounted future net cash flows during 2019 and 2018:

	Year Ended December 31,
(Thousands of dollars)	2019	2018
Sales of oil and gas produced, net of production costs	$(15,938)	$(22,065)
Net changes in prices and production costs	(42,409)	24,826
Extensions, discoveries and improved recovery	31,276	46,885
Revisions of previous quantity estimates	(3,319)	1,942
Net change in development costs	(53,143)	3,062
Reserves sold	(113)	(274)
Reserves purchased	174	971
Accretion of discount	13,791	10,691
Net change in income taxes	5,572	(17,704)
Changes in production rates (timing) and other	7,812	(17,339)

Net change	(56,297)	30,995
Standardized measure of discounted future net cash flow:
Beginning of year	137,909	106,914

End of year	$81,612	$137,909

See accompanying Notes to Supplementary Information

PRIMEENERGY RESOURCES CORPORATION AND SUBSIDIARIES

SUPPLEMENTARY INFORMATION

RESERVE QUANTITY INFORMATION

Years Ended December 31, 2019 and 2018

(Unaudited)

	As of December 31,
	2019			2018
	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf)	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf)
Proved Developed Reserves:
Beginning of year	6,404	2,707	21,065	5,333	1,703	17,143
Extensions, discoveries and improved recovery	471	264	1,330	1,284	438	2237
Revisions of previous estimates	(1,260)	506	2,033	192	662	4,144
Converted from undeveloped reserves	7	7	65	605	258	870
Reserves sold	(5)	0	(120)	(3)	—	(368)
Reserve purchased	6	4	19	75	35	179
Production	(1,242)	(574)	(4,397)	(1,082)	(389)	(3,140)

End of year	4,381	2,914	19,995	6,404	2,707	21,065

Proved Undeveloped Reserves:
Beginning of year	10	12	124	505	156	709
Extensions, discoveries and improved recovery	1,834	1,013	4,530	(123)	(22)	(34)
Revisions of previous estimates	(4)	(1)	(42)	233	136	319
Converted to developed reserves	(7)	(7)	(65)	(605)	(258)	(870)

End of year	1,833	1,017	4,547	10	12	124

Total Proved Reserves at the End of the Year	6,214	3,931	24,542	6,414	2,719	21,189

RESULTS OF OPERATIONS FROM OIL AND GAS PRODUCING ACTIVITIES

Years Ended December 31, 2019 and 2018

(Unaudited)

	Year Ended December 31,
(Thousands of dollars)	2019	2018
Revenue:
Oil and gas sales	$84,015	$93,215
Costs and Expenses:
Lease operating expenses	33,461	34,996
Depreciation, depletion and accretion	34,616	36,154
Income tax expense	1,421	3,724

Total Costs and Expenses	69,498	74,874

Results of Operations from Producing Activities (excluding corporate overhead and interest costs)	$14,517	$18,341

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

Future income tax expenses are calculated by applying the 2020 U.S. tax rate to future pre-tax cash inflows relating to proved oil and gas reserves, less the tax basis of properties involved. Future income tax expenses give effect to permanent differences and tax credits and allowances relating to the proved oil and gas reserves.

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

5. Changes in Reserves

The 2019 and 2018 extensions and discoveries reflect the drilling activity in the Company’s West Texas and Mid-Continent areas. The Company is employing technologies to establish proved reserves that have been demonstrated to provide consistent results capable of repetition. The technologies and economic data being used in the estimation of its proved reserves include, but are not limited to, electrical logs, radioactivity logs, geologic maps, production data and well test data. The estimated reserves of wells with sufficient production history are estimated using appropriate decline curves. Estimated reserves of producing wells with limited production history and for undeveloped locations are estimated using performance data from analogous wells in the area. These wells are considered analogous based on production performance from the same formation and with similar completion techniques. Future development plans are reflective of the current commodity prices and have been established based on an expectation of available cash flows from operations and availability under our revolving credit facility.