Form 10-K/A
period 2019-12-31
PRIMEENERGY RESOURCES CORP
filed 2020-05-13
CIK 56868

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

The number of shares outstanding of each class of the Registrant’s Common Stock as of April 30, 2020 was 1,994,177 Common Stock, $0.10 par value

EXPLANATORY NOTE

PrimeEnergy Resources Corporation (“the Company”), is filing this amendment (“the amendment”) to its Annual Report on Form 10-K filed on May 6, 2020 (“the original Form 10-K), solely to disclose that the Company filed the Original Form 10-K after the March 30, 2020 deadline applicable to the Company for the filing of a Form 10-K in reliance on the 45-day extension provided by an order issued by the Securities and Exchange Commission (the “SEC”) pursuant to Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (Release Nos. 34-88318 dated March 4, 2020 and Release Nos. 34-88465 dated March 25, 2020) (the “Order”).

On March 27, 2020, the Company filed a Current Report on Form 8-K to indicate its intention to rely on the Order for such extension. Consistent with the Company’s statements made in the Form 8-K, the Company was unable to file the Original Form 10-K prior to the prescribed March 30, 2020 filing date because the Company’s operations and business have experienced significant disruptions due to the new coronavirus (“COVID-19”) pandemic. The Company relied on the Order because the outbreak of the COVID-19 novel coronavirus caused a delay in the Company’s ability to consolidate and analyze its financial statements for the preparation of its Annual Report on Form 10-K. The sudden mandated closing of schools in the state of Texas as well as employees with health concerns resulted in an unplanned disruption of personnel available to finalize the Original Form 10-K by the prescribed filing date.

As required by Rule 12b-15 under the Exchange Act, the Company is including in this Amendment certifications from its Principal Executive Officer and Principal Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act as exhibits to this Amendment. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

Except as described above, this Amendment does not modify or update disclosures in, or exhibits to, the Original Form 10-K. Furthermore, this Amendment does not change any previously reported financial results, nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s filings with the SEC subsequent to the filing of the Original Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMEENERGY RESOURCES CORPORATION

Dated: May 12, 2020	By:	Charles E. Drimal, Jr.
Charles E. Drimal, Jr.
Chairman, President

Part IV.

Item 15 (b). Exhibits

The following exhibits are filed as a part of this report:

Exhibit No.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.