Form 10-Q
period 2020-03-31
PRIMEENERGY RESOURCES CORP
filed 2020-06-30
CIK 56868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

The number of shares outstanding of each class of the Registrant’s Common Stock as of June 24, 2020 was: Common Stock, $0.10 par value 1,994,177 shares.

EXPLANATORY NOTE

Reliance on SEC Relief from Filing Requirements

On March 25, 2020, the SEC issued an Order under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions From the Reporting and Proxy Delivery Requirements for Public Companies, (Release No. 34-88465) (the “Order’’), which provides conditional relief to registrants subject to the reporting requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 that are unable to meet a filing deadline due to circumstances related to COVID-19.

We have experienced significant disruptions to our business and operations. In particular, COVID-19 restrictions have limited access to our corporate offices and required our corporate personnel, including our legal and accounting staff. The restrictions have resulted in limited access to the Company’s financial records and data and disrupted interactions among the personnel involved in the completion of the Form 10-Q as of March 31, 2020 and for the quarter then ended and slowing the Company’s completion of its quarterly financial preparation of the Form 10-Q.

As a result of the above, we filed a Form 8-K on May 8, 2020 taking advantage of this relief and extended the deadline for the filing of this Form 10-Q by 45 days.

PrimeEnergy Resources Corporation

Index to Form 10-Q

March 31, 2020

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

PRIMEENERGY RESOURCES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS – Unaudited

(Thousands of dollars)

	March 31, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$6,215	$1,015
Accounts receivable, net	9,726	14,360
Prepaid obligations	625	625
Derivative asset short-term	6,088	272
Other current assets	639	127

Total Current Assets	23,293	16,399
Property and Equipment, at cost
Oil and gas properties (successful efforts method), net	199,004	205,320
Field and office equipment, net	6,980	6,780

Total Property and Equipment, Net	205,984	212,100

Other assets.	197	866

Total Assets	$229,474	$229,365

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$9,730	$6,634
Accrued liabilities	5,734	6,836
Current portion of long-term debt	53,500	—
Current portion of asset retirement and other long-term obligations	944	1,369
Derivative liability short-term	13	753

Total Current Liabilities	69,921	15,592
Long-Term Bank Debt	—	53,500
Asset Retirement Obligations	20,580	20,330
Deferred Income Taxes	35,867	35,924
Other Long-Term Obligations	656	656

Total Liabilities	127,024	126,002
Commitments and Contingencies
Equity
Common stock, $.10 par value; 2019 and 2018: Authorized and Issued: 2,810,000 shares; outstanding 2020: 1,994,177 shares; 2019: 1,998,978 shares	281	281
Paid-in capital	7,505	7,505
Retained earnings	128,950	129,120
Treasury stock, at cost; 2020: 815,823 shares; 2019: 809,967 shares	(37,501)	(36,792)

Total Stockholders’ Equity – PrimeEnergy Resources	99,235	100,114
Non-controlling interest	3,215	3,249

Total Equity	102,450	103,363

Total Liabilities and Equity	$229,474	$229,365

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – Unaudited

Three Months Ended March 31, 2020 and 2019

(Thousands of dollars, except per share amounts)

	2020	2019
Revenues
Oil sales	$10,711	$18,798
Natural gas sales	846	2,235
Natural gas liquids sales	1,243	2,844
Realized gain (loss) on derivative instruments, net	1,197	78
Field service income	4,300	4,733
Administrative overhead fees	1,226	1,424
Unrealized gain (loss) on derivative instruments, net	6,556	(5,752)
Other income	29	59

Total Revenues	26,108	24,419
Costs and Expenses
Lease operating expense	6,344	8,076
Field service expense	3,549	3,665
Depreciation, depletion, amortization and accretion on discounted liabilities	8,193	9,258
General and administrative expense	7,736	6,876

Total Costs and Expenses	25,822	27,875
Gain on Sale and Exchange of Assets	112	666

Income (Loss) from Operations	398	(2,790)
Other Income (Expense)
Interest income	—	7
Interest expense	(659)	(975)

(Loss) Before (Benefit from) Income Taxes	(261)	(3,758)
(Benefit from) Income Taxes	(57)	(727)

Net Loss Income	(204)	(3,031)
Less: Net Income (Loss) Attributable to Non-Controlling Interests	(34)	7

Net (Loss) Attributable to PrimeEnergy Resources	$(170)	$(3,038)

Basic (Loss) Per Common Share	$(0.09)	$(1.49)

Diluted (Loss) Per Common Share	$(0.09)	$(1.49)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY – Unaudited

Three Months Ended March 31, 2020 and 2019

(Thousands of dollars)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity – PrimeEnergy	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at December 31, 2019	2,810,000	$281	$7,505	$129,120	$(36,792)	$100,114	$3,249	$103,363
Purchase 4,801 shares of common stock	—	—	—	—	(709)	(709)	—	(709)
Net loss	—	—	—	(170)	—	(170)	(34)	(204)

Balance at March 31, 2020	2,810,000	$281	$7,505	$128,950	$(37,501)	$99,235	$3,215	$102,450

Balance at December 31, 2018	2,810,000	$281	$7,388	$125,644	$(31,304)	$102,009	$3,994	$106,003
Purchase 5,693 shares of common stock	—	—	—	—	(735)	(735)	—	(735)
Net income (loss)	—	—	—	(3,038)	—	(3,038)	7	(3,031)
Purchase of non-controlling interest	—	—	224	—	—	224	(480)	(256)

Balance at March 31, 2019	2,810,000	$281	$7,612	$122,606	$(32,039)	$98,460	$3,521	$101,981

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

Three Months Ended March 31, 2020 and 2019

(Thousands of dollars)

	2020	2019
Cash Flows from Operating Activities:
Net (Loss)	$(204)	$(3,031)
Adjustments to reconcile net (loss) to net cash (provided by) operating activities:
Depreciation, depletion, amortization and accretion on discounted liabilities	8,193	9,258
Gain on sale and exchange of assets	(112)	(666)
Unrealized (gain) loss on derivative instruments, net	(6,556)	5,752
Deferred income taxes	(57)	(727)
Changes in assets and liabilities:
Accounts receivable	4,634	(6,907)
Due to related parties	—	(5)
Prepaids and other assets	(512)	(478)
Accounts payable	3,096	6,410
Accrued liabilities	(1,102)	(9,852)

Net Cash by (Used in) Operating Activities	7,380	(246)

Cash Flows from Investing Activities:
Capital expenditures, including exploration expense	(1,583)	(5,213)
Proceeds from sale of properties and equipment	112	668

Net Cash (Used in) Investing Activities	(1,471)	(4,545)

Cash Flows from Financing Activities:
Purchase of stock for treasury	(709)	(735)
Purchase of non-controlling interests	—	(256)
Proceeds from long-term bank debt and other long-term obligations	5,000	8,000
Repayment of long-term bank debt and other long-term obligations	(5,000)	(282)

Net Cash (Used in) Provided by Financing Activities	(709)	6,727

Net Increase in Cash and Cash Equivalents	5,200	1,936
Cash and Cash Equivalents at the Beginning of the Period	1,015	6,315

Cash and Cash Equivalents at the End of the Period	$6,215	$8,251

Supplemental Disclosures:
Income taxes paid	$—	$64
Interest paid	$450	$977

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(1) Basis of Presentation:

The accompanying condensed consolidated financial statements of PrimeEnergy Resources Corporation (“PrimeEnergy” or the “Company”) have not been audited by independent public accountants. Pursuant to applicable Securities and Exchange Commission (“SEC”) rules and regulations, the accompanying interim financial statements do not include all disclosures presented in annual financial statements and the reader should refer to the Company’s Form 10-K for the year ended December 31, 2019. In the opinion of management, the accompanying interim condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019, the condensed consolidated results of operations, cash flows and equity for the three months ended March 31, 2020 and 2019.

As of March 31, 2020, PrimeEnergy’s significant accounting policies are consistent with those discussed in Note 1—Description of Operations and Significant Accounting Policies of its consolidated financial statements contained in PrimeEnergy’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation. The results for interim periods are not necessarily indicative of annual results. For purposes of disclosure in the condensed consolidated financial statements, subsequent events have been evaluated through the date the statements were issued.

(2) Acquisitions and Dispositions:

Historically the Company has repurchased the interests of the partners and trust unit holders in the oil and gas limited partnerships (the “Partnerships”) and the asset and business income trusts (the “Trusts”) managed by the Company as general partner and as managing trustee, respectively. During the three months ending March 31, 2019 the Company purchased such interest totaling $256,000. The Company had no such repurchases during the three months ended March 31, 2020.

(3) Additional Balance Sheet Information:

Certain balance sheet amounts are comprised of the following:

(Thousands of dollars)	March 31, 2020	December 31, 2019
Accounts Receivable:
Joint interest billing	$1,653	$3,339
Trade receivables	2,378	2,246
Oil and gas sales	3,400	7,284
Tax refund receivable	1,720	1,720
Other	993	189

	10,144	14,778
Less: Allowance for doubtful accounts	(418)	(418)

Total	$9,726	$14,360

Accounts Payable:
Trade	$3,103	$261
Royalty and other owners	4,480	4,227
Partner advances	1,024	1,024
Prepaid drilling deposits	205	205
Other	918	917

Total	$9,730	$6,634

Accrued Liabilities:
Compensation and related expenses	$3,666	$3,620
Property costs	2,068	2,829
Other	—	387

Total	$5,734	$6,836

(4) Property and Equipment:

Property and equipment at March 31, 2020 and December 31, 2019 consisted of the following:

(Thousands of dollars)	March 31, 2020	December 31, 2019
Proved oil and gas properties, at cost	$528,971	$527,729
Less: Accumulated depletion and depreciation	(329,967)	(322,409)

Oil and Gas Properties, Net	$199,004	$205,320

Field and office equipment	$28,116	$27,542
Less: Accumulated depreciation	(21,136)	(20,762)

Field and Office Equipment, Net	$6,980	$6,780

Total Property and Equipment, Net	$205,984	$212,100

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

On January 8, 2019, the Company and its lenders entered into a Third Amendment to the Third Amended and Restated Credit Agreement. The credit agreement includes additions for a Beneficial Ownership Certification on the effective date of the amendment. The agreement includes further clarifications for potential LIBOR loan market rate issues, swap agreement modifications and retains all other aspects of the original credit agreement. As of the effective date of this amendment the Company’s borrowing base was increased to $100 million. Pursuant to borrowing base redeterminations on June 26, 2019 and December 18, 2019, the borrowing base was set at $90,000 and $72,000, respectively.

At March 31, 2020, the Company had a total of $53.5 million of borrowings outstanding under its revolving credit facility at a weighted-average interest rate of 4.65 % and $18.5 million available for future borrowings. The combined weighted average interest rate paid on outstanding bank borrowings subject to base rate and LIBO interest was 4.81% for the three months ended March 31, 2020 as compared to 5.46% for three months ended March 31 2019. The Company’s borrowings under this credit facility approximates fair value because the interest rates are variable and reflective of market rates.

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

Operating lease costs for the three months ended March 31, 2020 were $144 thousand. Cash payments included in the operating lease cost for three months ended March 31, 2020 were $152 thousand. The weighted-average remaining operating lease terms is 10 months. The amortization and interest expense for financing lease amounted to $1,828 and the cash payment for the lease was $1,913 and the lease term remaining was for 13 months.

The Company amended certain leases for office space in Texas and Oklahoma providing for payments of $461 thousand and $89 thousand in 2020 and 2021, respectively.

Rent expense for office space for the quarter ended March 31, 2020 and 2019 was $163,000 and $155,000, respectively.

The payment schedule for the Company’s operating and financing lease obligations as of March 31, 2020 is as follows:

(Thousands of dollars)	Operating Leases	Financing Leases
2020	$464	$6
2021	106	2

Total undiscounted lease payments	$570	$8
Less: Amount associated with discounting	(45)	(1)

Net operating lease liabilities	$525	$7

Asset Retirement Obligation:

A reconciliation of the liability for plugging and abandonment costs for the three months ended March 31, 2020 is as follows:

(Thousands of dollars)	March 31, 2020
Asset retirement obligation at December 31, 2019	$21,118
Liabilities settled	(281)
Accretion expense	251

Asset retirement obligation at March 31, 2020	$21,088

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

(8) Stock Options and Other Compensation:

In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. At March 31, 2020 and 2019, remaining options held by two key executive officers on 767,500 shares were outstanding and exercisable at prices ranging from $1.00 to $1.25. According to their terms, the options have no expiration date.

(9) Related Party Transactions:

The Company, as managing general partner or managing trustee, makes an annual offer to repurchase the interests of the partners and trust unit holders in certain of the Partnerships or Trusts. The Company purchased interests totaling $256,000 for the three months ended March 31, 2019. The Company had no such repurchases during the three months ended March 31, 2020.

Payables owed to related parties primarily represent receipts collected by the Company as agent for the joint venture partners, which may include members of the Company’s Board of Directors, for oil and gas sales net of expenses.

(10) Financial Instruments

Fair Value Measurements:

Authoritative guidance on fair value measurements defines fair value, establishes a framework for measuring fair value and stipulates the related disclosure requirements. The Company follows a three-level hierarchy, prioritizing and defining the types of inputs used to measure fair value. The fair values of the natural gas, crude oil price swaps and natural gas liquid swaps are designated as Level 3. The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019:

March 31, 2020	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2020
(Thousands of dollars)
Assets
Commodity derivative contracts	$—	$—	$6,088	$6,088

Total assets	—	$—	$6,088	$6,088

Liabilities
Commodity derivative contracts	$—	$—	$(13)	$(13)

Total liabilities	$—	$—	$(13)	$(13)

December 31, 2019	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2019
(Thousands of dollars)
Assets
Commodity derivative contracts	$—	$—	$272	$272

Total assets	$—	$—	$272	$272

Liabilities
Commodity derivative contract	$—	$—	$(753)	$(753)

Total liabilities	$—	$—	$(753)	$(753)

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

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the three months ended March 31, 2020.

(Thousands of dollars)
Net Liability – December 31, 2019	$(481)
Total realized and unrealized gains (losses):
Included in earnings (a)	7,754
Purchases, sales, issuances and settlements	(1,198)

Net Asset —March 31, 2020	$6,075

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

The following table sets forth the effect of derivative instruments on the consolidated balance sheets at March 31, 2020 and December 31, 2019:

		Fair Value
(Thousands of dollars)	Balance Sheet Location	March 31, 2020	December 31, 2019
Asset Derivatives:
Derivatives not designated as cash-flow hedging instruments:
Natural gas commodity contracts	Derivative asset short-term	$426	$146
Crude oil commodity contracts	Derivative asset short-term	5,662	126

Total		$6,088	$272

Liability Derivatives:
Derivatives not designated as cash-flow hedging instruments:
Crude oil commodity contracts	Derivative liability short-term	$—	$(715)
Natural gas commodity contracts	Derivative liability short-term	(13)	(38)

Total		$(13)	$(753)

Total derivative instruments		$(6,075)	$(481)

The following table sets forth the effect of derivative instruments on the consolidated statements of operations for the three-month periods ended March 31, 2020 and 2019:

	Location of gain (loss) recognized in income	Amount of gain/ loss recognized in income
(Thousands of dollars)		2020	2019
Derivatives not designated as cash-flow hedge instruments:
Natural gas commodity contracts	Unrealized gain (loss) on derivative instruments, net	$305	$(5)
Crude oil commodity contracts	Unrealized gain (loss) on derivative instruments, net	6,251	(5,738)
Natural gas liquids contracts	Unrealized (loss) on derivative instruments, net	—	(9)
Natural gas commodity contracts	Realized gain (loss) on derivative instruments, net	191	(12)
Crude oil commodity contracts	Realized gain on derivative instruments, net	1,006	88
Natural gas liquids contracts	Realized gain on derivative instruments, net	—	2

		$7,753	$(5,674)

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

	Three Months Ended March 31,
	2020			2019
	Net Loss (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Loss (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount
Basic	$(170)	1,995,174	$(0.09)	$(3,038)	2,037,080	$(1.49)
Effect of dilutive securities:
Options (a)	—	—		—	—

Diluted	$(170)	1,995,174	$(0.09)	$(3,038)	2,037,080	$(1.49)

(a)	The effect of the 767,500 outstanding stock option is anti-dilutive for the three months ended March 31, 2019 and 2020 due to net loss for the periods.

(12) Subsequent Events:

Reliance on SEC Relief from Filing Requirements

On March 25, 2020, the SEC issued an Order under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions From the Reporting and Proxy Delivery Requirements for Public Companies, (Release No. 34-88465) (the “Order”), which provides conditional relief to registrants subject to the reporting requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 that are unable to meet a filing deadline due to circumstances related to COVID-19.

We have experienced significant disruptions to our business and operations. In particular, COVID-19 restrictions have limited access to our corporate offices and our corporate personnel, including our legal and accounting staff. The restrictions have resulted in limited access to the Company’s financial records and data and disrupted interactions among the personnel involved in the completion of the Form 10-Q as of March 31, 2020 and for the quarter then ended and slowing the Company’s completion of its quarterly financial preparation of the Form 10-Q.

As a result of the above, we filed a Form 8-K on May 8, 2020 taking advantage of this relief and extended the deadline for the filing of this Form 10-Q by 45 days.

Paycheck Protection Program Loans

During May 2020, Prime Operating Company and Eastern Oil Well Services Corporation, subsidiaries of the Company received loan proceeds in the amount of $1.28 million and $0.47 million , respectively, under the PPP (the “PPP”) of the CARES Act, which was enacted March 27, 2020. The PPP Loans are evidenced by a promissory note in favor of the Lender, which bears interest at the rate of 1.00% per annum. No payments of principal or interest are due under the note until the date on which the amount of loan forgiveness (if any) under the CARES Act, which can be up to 10 months after the end of the related notes covered period (which is defined as 24 weeks after the date of the loan) (the “Deferral Period”). The note may be prepaid at any time prior to maturity with no prepayment penalties. Funds from the PPP Loans may be used only for payroll and related costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations that were incurred prior to February 15, 2020 (the “Qualifying Expenses”). Under the terms of the PPP Loans, certain amounts thereunder may be forgiven if they are used for Qualifying Expenses as described in and in compliance with the CARES Act. While the Company intends to use the PPP Loan proceeds exclusively for Qualifying Expenses, it is unclear and uncertain whether the conditions for forgiveness of the PPP Loans will be met under the current guidelines of the CARES Act. Accordingly, we cannot make any assurance that the Company will be eligible for forgiveness of the PPP Loans, in whole or in part. To the extent, if any, that any or all of the PPP loans are not forgiven, beginning one month following expiration of the Deferral Period, and continuing monthly until 24 months from the date of each applicable Note (the “Maturity Date”), the Company is obligated to make monthly payments of principal and interest to the Lender with respect to any unforgiven portion of the Note, in such equal amounts required to fully amortize the principal amount outstanding on such Note as of the last day of the applicable Deferral Period by the applicable Maturity Date.

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

We are the operator of the majority of our developed and undeveloped acreage which is nearly all held by production. In the Permian Basin of West Texas and eastern New Mexico the Company maintains an acreage position of approximately 20,400 gross (12,700 net) acres, 97% of which is located in Reagan, Upton, Martin, and Midland counties of Texas where our current horizontal drilling activity is focused. We believe this acreage has significant resource potential in the Spraberry and Wolfcamp intervals for additional horizontal drilling that could support the drilling of as many as 250 additional horizontal wells. In Oklahoma we maintain an acreage position of approximately 81,800 gross (10,900 net) acres. Our Oklahoma horizontal development is focused primarily in Canadian, Kingfisher, Grady, and Garvin counties. We believe approximately 3,460 net acres in these counties hold significant additional resource potential that could support the drilling of as many as 52 new horizontal wells based on an estimate of four to ten wells per section, depending on the reservoir target area. Should we choose to participate with a working interest in future development, our share of these future capital expenditures would be approximately $40 million at an average 10% ownership level.

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

In our Oklahoma, Scoop-Stack play, in 2019, we participated in the drilling and completion of six wells on our WM Wallace tract for 7.67% interest, and nine wells, included on Slash, Osborn, and Leon tracts, with an average 1.34% interest. In addition, three wells drilled in Oklahoma in 2018, designated as proved undeveloped at year-end 2018, were completed in 2019 converting 24 Mboe of reserves to proved developed. Also in Oklahoma, six wells designated as Shut-in on December 31, 2018, were brought into production in 2019: five located on our Ruthie tract, and one on our Braum tract. In the Gulf Coast region, we added production through the recompletion of three vertical wells in Polk County, Texas: one operated by the Company in which we have 72.5% interest, and two operated by Unit Petroleum in which the Company owns 2.81% working interest and 3.77% net revenue interest.

At December 31, 2019, the Company had 3,607 Mboe of undeveloped reserves attributable to 22 wells operated by others that are anticipated to be drilled and completed primarily in 2020: ten of these are located in our West Texas horizontal development program and account for 3,526 Mboe of the total, and 12 wells are located in our Oklahoma Scoop-Stack horizontal program and account for 81 Mboe of the total. Nine of the ten wells in West Texas are located on our 1,300 acre Kashmir tract in Upton County, operated by Apache Corporation and, as of April 15, 2020, six of these have been drilled and are awaiting completion, which is expected to occur in the fourth quarter of 2020. Our average 47.76% share of the cost of these six horizontal wells will be approximately $19.4 million. Drilling of the remaining three wells will likely occur in 2021.

In the first quarter of 2020, we have participated with 7.7% interest in the drilling of a well in Upton County, Texas by Pioneer Natural Resources that is expected to be completed in the second quarter of 2020. The Company’s net cost in this horizontal well will be approximately $580,400. Additional drilling and future development plans will be established based on an expectation of available cash flows from operations and availability of funds under our revolving credit facility.

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

RECENT ACTIVITIES

The Company’s activities include development and exploratory drilling. Our strategy is to develop the Company’s extensive oil and gas reserves primarily through horizontal drilling. This strategy includes targeting reservoirs with high initial production rates and cash flow as well as other reservoirs with lower initial production rates but that are sustained longer and that are expected to deliver a higher expected return on investment. We believe that with today’s technology, horizontal development of our reserves provides superior economic results as compared to vertical development, by delivering higher production rates through greater contact and stimulation of a larger volume of reservoir rock while minimizing the surface footprint required to develop those same reserves.

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

RESULTS OF OPERATIONS

2020 and 2019 Compared

We report a net loss of $170 thousand, $0.09 per share, for the three months ended March 2020 compared with net loss of $3.04 million, $1.49 per share, for the same period of 2019. The current year net loss reflects decreases in oil, gas and NGLs sales due to lower commodity prices offset by an unrealized gain on derivatives. The significant components of income and expense are discussed below.

Oil, gas and NGLs sales decreased $11.08 million, or 46.4% from $23.88 million for the three months ended March 31, 2019 to $12.8 million for the three months ended March 31, 2020. Sales vary due to changes in volumes of production sold and realized commodity prices. Our realized prices decreased an average of $7.03 per barrel, or 13.3% on crude oil, decreased an average of $1.46 per mcf, or 61.7% on natural gas and decreased an average of $10.24 per barrel, or 51.1% on NGLs, during the three months ended March 31, 2020 from the same period in 2019.

Our crude oil production decreased by 122,000 barrels, or 34.3% from 356,000 barrels for the first quarter 2019 to 234,000 barrels for the first quarter 2020. Our natural gas production decreased by 10,000 mcf, or 1.1% from 948,000 mcf for the first quarter 2019 to 938,000 mcf for the first quarter 2020. Our natural gas liquids production decreased by 15,000 barrels, or 10.6% from 142,000 barrels for the first quarter 2019 to 127,000 barrels for the first quarter 2020. The decrease in production volumes reflect the natural decline of our properties combined with the shut-in of high lifting cost properties as commodity prices decreased during the quarter.

The following table summarizes the primary components of production volumes and average sales prices realized for the three months ended March 31, 2020 and 2019 (excluding realized gains and losses from derivatives).

		Three Months Ended March 31,
	2020	2019	Increase / (Decrease)	Increase / (Decrease)
Barrels of Oil Produced	234,000	356,000	(122,000)	(34.3)%
Average Price Received	$45.77	$52.80	$(7.03)	(13.3)%

Oil Revenue (In 000’s)	$10,711	$18,798	$(8,087)	(43.0)%

Mcf of Gas Sold	938,000	948,000	(10,000)	(1.1)%
Average Price Received	$0.90	$2.36	$(1.46)	(61.7)%

Gas Revenue (In 000’s)	$846	$2,235	$(1,389)	(62.1)%

Barrels of Natural Gas Liquids Sold	127,000	142,000	(15,000)	(10.6)%
Average Price Received	$9.79	$20.02	$(10.24)	(51.1)%

Natural Gas Liquids Revenue (In 000’s)	$1,243	$2,844	$(1,601)	(56.3)%

Total Oil & Gas Revenue (In 000’s)	$12,800	$23,877	$(11,077)	(46.4)%

Realized net losses on derivative instruments include net gains of $0.19 million and $1.01 million on the settlements of natural gas and crude oil derivatives for the first quarter 2020, and net gains of $0.002 million and $0.089 million on the settlements of natural gas liquids and crude oil derivatives, and net losses on the settlements of natural gas derivatives, respectively for the first quarter 2019.

We do not apply hedge accounting to any of our commodity based derivatives, thus changes in the fair market value of commodity contracts held at the end of a reported period, referred to as mark-to-market adjustments, are recognized as unrealized gains and losses in the accompanying condensed consolidated statements of operations. As oil and natural gas prices remain volatile, mark-to-market accounting treatment creates volatility in our revenues. Changes in market values in the first quarter of 2020 resulted in net unrealized gains of $6.25 million and $0.31 million associated with crude oil and natural gas contracts, respectively. Changes in market values in the first quarter of 2019 resulted in net unrealized losses of $5.738 million, $0.005 million and $0.009 million associated with crude oil, natural gas and natural gas liquids contracts, respectively. Prices received for the three months ended March 31, respectively, including the impact of derivatives were:

	2020	2019
Oil Price	$45.82	$53.09
Gas Price	$0.90	$2.34
NGLS Price	$9.79	$20.07

Field service income decreased $0.43 million or 9.1% for the first quarter 2020 to $4.3 million from $4.7 million for the first quarter 2019. This decrease is a combined result of decreased utilization and rates charged to customers as oil and gas prices declined during the quarter. Workover rig services, hot oil treatments, salt water hauling and disposal represent the bulk of our field service operations.

Lease operating expense decreased $1.73 million or 21.4% from $8.08 million for the first quarter 2019 to $6.34 million for the first quarter 2020. This decrease is primarily due to lower production taxes related to lower commodity prices.

Field service expense decreased $0.12 million or 3.2% to $3.55 million for the first quarter 2020 from $3.67 million for the first quarter 2019. Field service expenses primarily consist of salaries and vehicle operating expenses which have decreased during the three months ended March 31, 2020 over the same period of 2019 related to decreased utilization of the equipment as oil and gas prices declined during the quarter.

Depreciation, depletion, amortization and accretion on discounted liabilities decreased $1.03 million or 16.8% from $9.23 million for the first quarter 2019 to $8.2 million for the first quarter 2020 reflecting the reduced production rates in the first quarter of 2020.

General and administrative expense increased $0.86 million or 12.5% from $6.88 million for the three months ended March 31, 2019 to $7.74 million for the three months ended March 31, 2020. This increase in 2020 is primarily due to increases in employee wages and benefits.

Interest expense decreased $0.32 million or 32.4% from $0.98 million for the first quarter 2019 to $0.66 million for the first quarter 2020. This decrease reflects the decrease in current borrowings under our revolving credit agreement.

Income tax benefit and expense for the March 31, 2020 and 2019 quarters varied due to the change in net income for those periods.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from our operations, through our producing oil and gas properties, field services business and sales of acreage.

Net cash provided by operating activities for the three months ended March 31, 2020 was $7.38 million. Excluding the effects of significant unforeseen expenses or other income, our cash flow from operations fluctuates primarily because of variations in oil and gas production and prices or changes in working capital accounts. Our oil and gas production will vary based on actual well performance but may be curtailed due to factors beyond our control.

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

The Company maintains a Credit Agreement with a maturity date of February 15, 2021, providing for a credit facility totaling $300 million, with a borrowing base of $72 million. As of June 26, 2020, the Company has $53.5 million in outstanding borrowings and $18.5 million in availability under this facility. The bank reviews the borrowing base semi-annually and, at their discretion, may decrease or propose an increase to the borrowing base relative to a re-determined estimate of proved oil and gas reserves. The next borrowing base review is scheduled for July 2020. Our oil and gas properties are pledged as collateral for the line of credit and we are subject to certain financial and operational covenants defined in the agreement. We are currently in compliance with these covenants and expect to be in compliance over the next twelve months. If we do not comply with these covenants on a continuing basis, the lenders have the right to refuse to advance additional funds under the facility and/or declare all principal and interest immediately due and payable. Our borrowing base may decrease as a result of lower natural gas or oil prices, operating difficulties, declines in reserves, lending requirements or regulations, the issuance of new indebtedness or for other reasons set forth in our revolving credit agreement. In the event of a decrease in our borrowing base due to declines in commodity prices or otherwise, our ability to borrow under our revolving credit facility may be limited and we could be required to repay any indebtedness in excess of the re-determined borrowing base.

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

On March 25, 2020, the SEC issued an Order under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions From the Reporting and Proxy Delivery Requirements for Public Companies, (Release No. 34-88465) (the “Order”), which provides conditional relief to registrants subject to the reporting requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 that are unable to meet a filing deadline due to circumstances related to COVID-19.

We have experienced significant disruptions to our business and operations. In particular, COVID-19 restrictions have limited access to our corporate offices and required our corporate personnel, including our legal and accounting staff. The restrictions have resulted in limited access to the Company’s financial records and data and disrupted interactions among the personnel involved in the completion of the Form 10-Q as of March 31, 2020 and for the quarter then ended and slowing the Company’s completion of its quarterly financial preparation of the Form 10-Q.

As a result of the above, we filed a Form 8-K on May 8, 2020 taking advantage of this relief and extended the deadline for the filing of this Form 10-Q by 45 days.

Paycheck Protection Program Loans

During May 2020, Prime Operating Company and Eastern Oil Well Services Corporation, subsidiaries of the Company received loan proceeds in the amount of $1.28 million and $0.47 million , respectively, under the Paycheck Protection Program (the “PPP”) of the CARES Act. The PPP Loans are evidenced by a promissory note in favor of the Lender, which bears interest at the rate of 1.00% per annum. No payments of principal or interest are due under the note until the date on which the amount of loan forgiveness (if any) under the CARES Act, which can be up to 10 months after the end of the related notes covered period (which is defined as 24 weeks after the date of the loan) (the “Deferral Period”). The note may be prepaid at any time prior to maturity with no prepayment penalties. Funds from the PPP Loans may be used only for payroll and related costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations that were incurred prior to February 15, 2020 (the “Qualifying Expenses”). Under the terms of the PPP Loans, certain amounts thereunder may be forgiven if they are used for Qualifying Expenses as described in and in compliance with the CARES Act. While the Company intends to use the PPP Loan proceeds exclusively for Qualifying Expenses, it is unclear and uncertain whether the conditions for forgiveness of the PPP Loans will be met under the current guidelines of the CARES Act. Accordingly, we cannot make any assurance that the Company will be eligible for forgiveness of the PPP Loans, in whole or in part. To the extent, if any, that any or all of the PPP loans are not forgiven, beginning one month following expiration of the Deferral Period, and continuing monthly until 24 months from the date of each applicable Note (the “Maturity Date”), the Company is obligated to make monthly payments of principal and interest to the Lender with respect to any unforgiven portion of the Note, in such equal amounts required to fully amortize the principal amount outstanding on such Note as of the last day of the applicable Deferral Period by the applicable Maturity Date.

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

In early 2020, as mentioned above, the Company participated in the drilling of six wells in Upton County, Texas, operated by Apache Corporation. These wells are expected to be completed in the fourth quarter of 2020 with a total anticipated investment of $19.4 million. Also in Upton County, Texas, in early 2020, we participated for 7.7% interest in the horizontal drilling of a well operated by Pioneer Natural Resources that is expected to be completed in the second quarter of 2020. Our total net expenditure for this well is estimated to be $580,400. Additional drilling and future development plans will be established based on an expectation of available cash flows from operations and availability of funds under our revolving credit facility.

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

The Company has in place both a stock repurchase program and a limited partnership interest repurchase program. Spending under these programs in 2020 and 2019 was $0.71 million and $5.9 million, respectively. In the current price environment, the Company will suspend their stock repurchase program.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the first three months of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	RISK FACTORS

The Company is a smaller reporting company and no response is required pursuant to this Item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities by the Company during the period covered by this report.

During the three months ended March 31, 2020, the Company purchased the following shares of common stock as treasury shares.

2020 Month	Number of Shares	Average Price Paid per share	Maximum Number of Shares that May Yet Be Purchased Under The Program at Month—End (1)
January	3,701	$149.30	148,821
February	900	$143.31	147,921
March	200	$139.68	147,721

Total/Average	4,801	$147.78

(1)

In December 1993, we announced that the Board of Directors authorized a stock repurchase program whereby we may purchase outstanding shares of the common stock from time-to-time, in open market transactions or negotiated sales. On October 31, 2012 and June 13, 2018, the Board of Directors of the Company approved an additional 500,000 and 200,000 shares respectively, of the Company’s stock to be included in the stock repurchase program. A total of 3,700,000 shares have been authorized, to date, under this program. Through March 31, 2020, a total of 3,552,279 shares have been repurchased under this program for $74,934,725 at an average price of $21.09 per share. Additional purchases of shares may occur as market conditions warrant. We expect future purchases will be funded with internally generated cash flow or from working capital.

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

PrimeEnergy Resources Corporation
(Registrant)

June 29, 2020	/s/ Charles E. Drimal, Jr.
(Date)	Charles E. Drimal, Jr.
President
Principal Executive Officer

June 29, 2020	/s/ Beverly A. Cummings
(Date)	Beverly A. Cummings
Executive Vice President
Principal Financial Officer