Form 10-Q
period 2020-06-30
PRIMEENERGY RESOURCES CORP
filed 2020-08-19
CIK 56868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

The number of shares outstanding of each class of the Registrant’s Common Stock as of August 19, 2020 was: Common Stock, $0.10 par value 1,994,177 shares.

PrimeEnergy Resources Corporation

Index to Form 10-Q

June 30, 2020

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

PRIMEENERGY RESOURCES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS – Unaudited

(Thousands of dollars)

	June 30, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$4,500	$1,015
Accounts receivable, net	9,017	14,360
Prepaid obligations	686	625
Derivative asset short-term	649	272
Other current assets	489	127

Total Current Assets	15,341	16,399
Property and Equipment, at cost
Oil and gas properties (successful efforts method), net	196,848	205,320
Field and office equipment, net	6,607	6,780

Total Property and Equipment, Net	203,455	212,100

Other assets	134	866

Total Assets	$218,930	$229,365

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$8,760	$6,634
Accrued liabilities	3,940	6,836
Current portion of long-term debt	53,500	—
Current portion of asset retirement and other long-term obligations	1,685	1,369
Derivative liability short-term	141	753

Total Current Liabilities	68,026	15,592
Long-Term Bank Debt	1,243	53,500
Asset Retirement Obligations	19,778	20,330
Derivative Liability Long-Term	48
Deferred Income Taxes	33,609	35,924
Other Long-Term Obligations	562	656

Total Liabilities	123,266	126,002
Commitments and Contingencies
Equity
Common stock, $.10 par value; 2020 and 2019: Authorized and Issued: 2,810,000 shares; outstanding 2020: 1,994,177 shares; 2019: 1,998,978 shares	281	281
Paid-in capital	7,505	7,505
Retained earnings	122,684	129,120
Treasury stock, at cost; 2020: 815,823 shares; 2019: 811,022 shares	(37,501)	(36,792)

Total Stockholders’ Equity – PrimeEnergy Resources	92,969	100,114
Non-controlling interest	2,695	3,249

Total Equity	95,664	103,363

Total Liabilities and Equity	$218,930	$229,365

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – Unaudited

Three and six months ended June 30, 2020 and 2019

(Thousands of dollars, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Oil sales	$3,613	$19,644	$14,324	$38,442
Natural gas sales	543	1,355	1,389	3,590
Natural gas liquids sales	495	2,375	1,738	5,219
Realized loss on derivative instruments, net	4,757	(851)	5,954	(773)
Field service income	2,381	4,757	6,681	9,490
Administrative overhead fees	968	1,388	2,194	2,812
Unrealized gain (loss) on derivative instruments, net	(5,615)	2,862	941	(2,890)
Other income	136	4	165	63

Total Revenues	7,278	31,534	33,386	55,953
Costs and Expenses
Lease operating expense	6,230	8,149	12,574	16,225
Field service expense	1,925	3,979	5,474	7,644
Depreciation, depletion, amortization and accretion on discounted liabilities	6,900	9,292	15,093	18,550
General and administrative expense	2,570	2,895	10,306	9,771

Total Costs and Expenses	17,625	24,315	43,447	52,190
Gain on Sale and Exchange of Assets	82	1,023	194	1,689

Income from Operations	(10,265)	8,242	(9,867)	5,452
Other Income (Expense)
Interest Income	—	3	—	10
Interest (Expense)	(500)	(1,013)	(1,159)	(1,988)

Income (Loss) Before Income Taxes	(10,765)	7,232	(11,026)	3,474
Income Taxes Expense (Benefit)	(3,979)	1,410	(4,036)	683

Net Income (Loss)	(6,786)	5,822	(6,990)	2,791
Less: Net Income (Loss) Attributable to Non-Controlling Interests	(520)	47	(554)	54

Net Income (Loss) Attributable to PrimeEnergy	(6,266)	$5,775	$(6,436)	2,737

Basic Income (Loss) Per Common Share	$(3.14)	$2.85	$(3.23)	$1.35

Diluted Income (Loss) Per Common Share	$(3.14)	$2.07	$(3.23)	$0.98

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY – Unaudited

Six months ended Ended June 30, 2020 and 2019

(Thousands of dollars)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity – PrimeEnergy	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at December 31, 2019	2,810,000	$281	$7,505	$129,120	$(36,792)	$100,114	$3,249	$103,363
Purchase 4,801 shares of common stock	—	—	—	—	(709)	(709)	—	(709)
Net Income	—	—	—	(6,436)	—	(6,436)	(554)	(6,990)

Balance at June 30, 2020	2,810,000	$281	$7,505	$122,684	$(37,501)	$92,969	$2,695	$95,664

Balance at December 31, 2018	2,810,000	$281	$7,388	$125,644	$(31,304)	$102,009	$3,994	$106,003
Purchase 22,411 shares of common stock	—	—	—	—	(3,012)	(3,012)	—	(3,012)
Net income (loss)	—	—	—	2,737	—	2,737	54	2,791
Purchase of non-controlling interest	—	—	224	—	—	224	(480)	(256)

Balance at June 30, 2019	2,810,000	$281	$7,612	$128,381	$(34,316)	$101,958	$3,568	$105,526

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

Six Months Ended June 30, 2020 and 2019

(Thousands of dollars)

	2020	2019
Cash Flows from Operating Activities:
Net Income (loss)	$(6,990)	$2,791
Adjustments to reconcile net Income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion on discounted liabilities	15,093	18,550
Gain on sale and exchange of assets	(194)	(1,689)
Unrealized (gain) loss on derivative instruments, net	(941)	2,890
Deferred income taxes	(2,315)	706
Changes in assets and liabilities:
Accounts receivable	5,343	(1,887)
Due to related parties	—	(5)
Prepaids and other assets	(423)	160
Accounts payable	2,126	3,887
Accrued liabilities	(2,896)	(11,664)

Net Cash Provided by Operating Activities	8,803	13,739

Cash Flows from Investing Activities:
Capital expenditures, including exploration expense	(6,046)	(11,412)
Proceeds from sale of properties and equipment	194	1,693

Net Cash (Used in) Investing Activities	(5,852)	(9,719)

Cash Flows from Financing Activities:
Purchase of stock for treasury	(709)	(3,012)
Purchase of non-controlling interests	—	(256)
Proceeds from long-term bank debt and other long-term obligations	6,243	13,000
Repayment of long-term bank debt and other long-term obligations	(5,000)	(17,246)

Net Cash Provided by (Used in) Financing Activities	534	(7,514)

Net Increase (decrease) in Cash and Cash Equivalents	3,485	(3,494)
Cash and Cash Equivalents at the Beginning of the Period	1,015	6,315

Cash and Cash Equivalents at the End of the Period	$4,500	$2,821

Supplemental Disclosures:
Income taxes paid	$—	$130
Interest paid	$1,182	$2,015

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(1) Basis of Presentation:

The accompanying condensed consolidated financial statements of PrimeEnergy Resources Corporation (“PrimeEnergy” or the “Company”) have not been audited by independent public accountants. Pursuant to applicable Securities and Exchange Commission (“SEC”) rules and regulations, the accompanying interim financial statements do not include all disclosures presented in annual financial statements and the reader should refer to the Company’s Form 10-K for the year ended December 31, 2019. In the opinion of management, the accompanying interim condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019, the condensed consolidated results of operations, cash flows and equity for the six months ended June 30, 2020 and 2019.

As of June 30, 2020, PrimeEnergy’s significant accounting policies are consistent with those discussed in Note 1—Description of Operations and Significant Accounting Policies of its consolidated financial statements contained in PrimeEnergy’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation. The results for interim periods are not necessarily indicative of annual results. For purposes of disclosure in the condensed consolidated financial statements, subsequent events have been evaluated through the date the statements were issued.

(2) Acquisitions and Dispositions:

Historically the Company has repurchased the interests of the partners and trust unit holders in the oil and gas limited partnerships (the “Partnerships”) and the asset and business income trusts (the “Trusts”) managed by the Company as general partner and as managing trustee, respectively. During the six months ending June 30, 2019 the Company purchased such interest totaling $256,000. The Company had no such repurchases during the six months ended June 30, 2020.

Subsequent to June 30, 2020 the Company entered into an agreement to sell the Company’s marginal properties in West Virginia effective August 1, 2020 for $200,000 and retaining an overriding royalty on approximately 31,000 undeveloped acres. The Company also entered an agreement to sell approximately 2,000 acres in West Texas in a transaction expected to close during August 2020 for approximately $10 million.

(3) Additional Balance Sheet Information:

Certain balance sheet amounts are comprised of the following:

(Thousands of dollars)	June 30, 2020	December 31, 2019
Accounts Receivable:
Joint interest billing	$1,306	$3,339
Trade receivables	555	2,246
Oil and gas sales	3,141	7,284
Tax refund receivable	3,440	1,720
Other	993	189

	9,435	14,778
Less: Allowance for doubtful accounts	(418)	(418)

Total	$9,017	$14,360

Accounts Payable:
Trade	$2,923	$261
Royalty and other owners	3,889	4,227
Partner advances	853	1,024
Other	1,095	1,122

Total	$8,760	$6,634

Accrued Liabilities:
Compensation and related expenses	$2,609	$3,620
Property costs	1,331	2,829
Other	—	387

Total	$3,940	$6,836

(4) Property and Equipment:

Property and equipment at June 30, 2020 and December 31, 2019 consisted of the following:

(Thousands of dollars)	June 30, 2020	December 31, 2019
Proved oil and gas properties, at cost	$533,097	$527,729
Less: Accumulated depletion and depreciation	(336,249)	(322,409)

Oil and Gas Properties, Net	$196,848	$205,320

Field and office equipment	$28,120	$27,542
Less: Accumulated depreciation	(21,513)	(20,762)

Field and Office Equipment, Net	$6,607	$6,780

Total Property and Equipment, Net	$203,455	$212,100

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

On January 8, 2019, the Company and its lenders entered into a Third Amendment to the Third Amended and Restated Credit Agreement. The credit agreement includes additions for a Beneficial Ownership Certification on the effective date of the amendment. The agreement includes further clarifications for potential LIBOR loan market rate issues, swap agreement modifications and retains all other aspects of the original credit agreement. As of the effective date of this amendment the Company’s borrowing base was increased to $100 million. Pursuant to borrowing base redeterminations on June 26, 2019 and December 18, 2019, the borrowing base was set at $90, million and $72, million respectively.

At June 30, 2020, the Company had a total of $53.5 million of borrowings outstanding under its revolving credit facility at a weighted-average interest rate of 3.23 % and $18.5 million available for future borrowings. The combined weighted average interest rate paid on outstanding bank borrowings subject to base rate and LIBO interest was 4.22% for the six months ended June 30, 2020 as compared to 5.53% for six months ended June 30, 2019. The Company’s borrowings under this credit facility approximates fair value because the interest rates are variable and reflective of market rates.

Paycheck Protection Program Loans

During May 2020, Prime Operating Company and Eastern Oil Well Services Corporation, subsidiaries of the Company received loan proceeds in the amount of $1.28 million and $0.47 million , respectively, under the PPP (the “PPP”) of the CARES Act, which was enacted March 27, 2020. The PPP Loans are evidenced by a promissory note in favor of the Lender, which bears interest at the rate of 1.00% per annum. No payments of principal or interest are due under the note until the date on which the amount of loan forgiveness (if any) under the CARES Act, which can be up to 10 months after the end of the related notes covered period (which is defined as 24 weeks after the date of the loan) (the “Deferral Period”). The note may be prepaid at any time prior to maturity with no prepayment penalties. Funds from the PPP Loans may be used only for payroll and related costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations that were incurred prior to February 15, 2020 (the “Qualifying Expenses”). Under the terms of the PPP Loans, certain amounts thereunder may be forgiven if they are used for Qualifying Expenses as described in and in compliance with the CARES Act. While the Company intends to use the PPP Loan proceeds exclusively for Qualifying Expenses, it is unclear and uncertain whether the conditions for forgiveness of the PPP Loans will be met under the current guidelines of the CARES Act. Accordingly, we cannot make any assurance that the Company will be eligible for forgiveness of the PPP Loans, in whole or in part. To the extent, if any, that any or all of the PPP loans are not forgiven, beginning one month following expiration of the Deferral Period, and continuing monthly until 24 months from the date of each applicable Note (the “Maturity Date”), the Company is obligated to make monthly payments of principal and interest to the Lender with respect to any unforgiven portion of the Note, in such equal amounts required to fully amortize the principal amount outstanding on such Note as of the last day of the applicable Deferral Period by the applicable Maturity Date. The Company accounts for these loans as financial liabilities.

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

Operating lease costs for the six months ended June 30, 2020 were $290 thousand. Cash payments included in the operating lease cost for six months ended June 30, 2020 were $307 thousand. The weighted-average remaining operating lease terms is 7 months. The amortization and interest expense for financing lease amounted to $3,632 and the cash payment for the lease was $3,828 and the lease term remaining was for 10 months.

The Company amended certain leases for office space in Texas and Oklahoma providing for payments of $461 thousand and $89 thousand in 2020 and 2021, respectively.

Rent expense for office space for the six months ended June 30, 2020 and 2019 was $331,000 and $315,000, respectively.

The payment schedule for the Company’s operating and financing lease obligations as of June 30, 2020 is as follows:

(Thousands of dollars)	Operating Leases	Financing Leases
2021	$106	$2
2020	309	4

Total undiscounted lease payments	$415	$6
Less: Amount associated with discounting	(35)	(1)

Net operating lease liabilities	$380	$5

Asset Retirement Obligation:

A reconciliation of the liability for plugging and abandonment costs for the six months ended June 30, 2020 is as follows:

(Thousands of dollars)	June 30, 2020
Asset retirement obligation at December 31, 2019	$21,118
Liabilities settled	(1,053)
Accretion expense	502

Asset retirement obligation at June 30, 2020	$20,567

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

(9) Related Party Transactions:

The Company, as managing general partner or managing trustee, makes an annual offer to repurchase the interests of the partners and trust unit holders in certain of the Partnerships or Trusts. The Company purchased interests totaling $256,000 for the six months ended June 30, 2019. The Company had no such repurchases during the six months ended June 30, 2020.

Payables owed to related parties primarily represent receipts collected by the Company as agent for the joint venture partners, which may include members of the Company’s Board of Directors, for oil and gas sales net of expenses.

(10) Financial Instruments

Fair Value Measurements:

Authoritative guidance on fair value measurements defines fair value, establishes a framework for measuring fair value and stipulates the related disclosure requirements. The Company follows a three-level hierarchy, prioritizing and defining the types of inputs used to measure fair value. The fair values of the natural gas, crude oil price swaps and natural gas liquid swaps are designated as Level 3. The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019:

June 30, 2020	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2020
(Thousands of dollars)
Assets
Commodity derivative contracts	$—	$—	$649	$649

Total assets	—	$—	$649	$649

Liabilities
Commodity derivative contracts	$—	$—	$(189)	$(189)

Total liabilities	$—	$—	$(189)	$(189)

December 31, 2019	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2019
(Thousands of dollars)
Assets
Commodity derivative contracts	$—	$—	$272	$272

Total assets	$—	$—	$272	$272

Liabilities
Commodity derivative contract	$—	$—	$(753)	$(753)

Total liabilities	$—	$—	$(753)	$(753)

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

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the period ended June 30, 2020.

(Thousands of dollars)
Net Liability– December 31, 2019	$(481)
Total realized and unrealized (gains) losses:
Included in earnings (a)	6,895
Purchases, sales, issuances and settlements	(5,954)

Net Asset June 30, 2020	$460

a)	Derivative instruments are reported in revenues as realized gain (loss) and on a separately reported line item captioned unrealized gain (loss) on derivative instruments.

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

Interest rate swap derivatives are treated as cash-flow hedges and are used to fix our floating interest rates on existing debt. The value of interest rate swaps if applicable, would be recorded in accumulated other comprehensive loss, net of tax. There are no current interest rate swaps for the periods ending June 30, 2020 and December 31, 2019.

The following table sets forth the effect of derivative instruments on the consolidated balance sheets at June 30, 2020 and December 31, 2019:

		Fair Value
(Thousands of dollars)	Balance Sheet Location	June 30, 2020	December 31, 2019
Asset Derivatives:
Derivatives not designated as cash-flow hedging instruments:
Natural gas commodity contracts	Derivative asset short-term	$334	$146
Crude oil commodity contracts	Derivative asset short-term	315	126

Total		$649	$272

Liability Derivatives:
Derivatives not designated as cash-flow hedging instruments:
Crude oil commodity contracts	Derivative liability short-term	$(69)	$(715)
Natural gas commodity contracts	Derivative liability short-term	(72)	(38)
Natural gas commodity contracts	Derivative liability long-term	(48)

Total		$(189)	$(753)

Total derivative instruments		$460	$(481)

The following table sets forth the effect of derivative instruments on the consolidated statements of operations for the six-months ended June 30, 2020 and 2019:

	Location of gain (loss) recognized in income	Amount of gain/loss recognized in income
(Thousands of dollars)		2020	2019
Derivatives not designated as cash-flow hedge instruments:
Natural gas commodity contracts	Unrealized gain (loss) on derivative instruments, net	$87	$151
Crude oil commodity contracts	Unrealized gain (loss) on derivative instruments, net	854	(3,101)
Natural gas liquids contracts	Unrealized (loss) on derivative instruments, net	—	60
Natural gas commodity contracts	Realized gain (loss) on derivative instruments, net	409	(8)
Crude oil commodity contracts	Realized gain on derivative instruments, net	5,545	(876)
Natural gas liquids contracts	Realized gain on derivative instruments, net	—	111

		$6,895	$(3,663)

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

	Six Months Ended June 30,
	2020			2019
	Net Loss (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Loss (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount
Basic	$(6,436)	1,994,675	$(3.23)	$2,737	2,031,569	$1.35
Effect of dilutive securities:
Options (a)	—	—		—	761,169

Diluted	$(6,436)	1,994,675	$(3.23)	$2,737	2,792,738	$0.98

	Three Months Ended June 30,
	2020			2019
	Net Loss (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Loss (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount
Basic	$(6,266)	1,994,177	$(3.14)	$5,775	2,026,119	$2.85
Effect of dilutive securities:
Options (a)	—	—		—	761,583

Diluted	$(6,266)	1,994,177	$(3.14)	$5,775	2,787,702	$2.07

(a)	The effect of the 767,500 outstanding stock option is anti-dilutive for the six and three months ended June 30, 2020, due to net loss for the period.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In response to recent commodity prices our efforts to reduce costs include reducing operating costs and electing to shut-in marginal wells. The Company reviewed field operations to minimize costs and identify wells for short term shut-ins. The Company has also implemented a reduction in workforce to further reduce general and administrative costs. The full impact of the COVID-19 outbreak and the decline in oil prices continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that these events will have on the Company’s financial condition, liquidity, and future results of operations.

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

Appalachian Region

Our Appalachian activities are concentrated primarily in West Virginia. This region is managed from our office in Charleston, West Virginia. Our assets in this region include a large acreage position and a high concentration of wells. At December 31, 2019, we had interest in 481 wells (451 net), of which 438 wells are operated. Multiple producing intervals here include the Big Lime, Injun, Blue Monday, Weir, Berea, Gordon and Devonian Shale formations at depths primarily ranging from 1,600 to 5,600 feet. Average net daily production in 2019 was 240 Boe. While natural gas production volumes from Appalachian reservoirs are relatively low on a per-well basis compared to other areas of the United States, the productive life of Appalachian reserves is relatively long. At December 31, 2019, we had 296 MBoe of proved developed reserves (substantially all natural gas) in the Appalachian region, constituting 2.1% of our total proved reserves. We maintain an acreage position of approximately 35,790 gross (35,350 net) acres in this region, primarily in Calhoun, Clay, and Roane counties. We operate a small field service group in this region utilizing one swab rig, one paraffin truck, one saltwater hauling truck and limited excavating equipment to primarily service our own operated wells and locations. As of March 31, 2020, the Appalachian region has no wells in the process of being drilled, no waterfloods in the process of being installed and no other related activities of material importance. Effective August 1, 2020 the Company sold our Appalachian properties for $200,000 and retained an overriding royalty on approximately 31,000 undeveloped acres.

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

In the first half of 2020, the Company participated in a horizontal well for 8.36% interest operated by Pioneer Natural Resources completed and brought into production in July 2020. Our total net expenditure for this well will be approximately $630,000. Additional drilling and future development plans will be established based on an expectation of available cash flows from operations and availability of funds under our revolving credit facility.

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

RECENT ACTIVITIES

Since the start of our West Texas horizontal drilling program in 2015 and through the second quarter of 2020 the Company has participated in 74 horizontal wells in the Permian Basin, seven of which were drilled in the first half of 2020. Through July 2020, the Company has invested approximately $111 MM in our West Texas horizontal drilling program. Of the 74 total horizontal wells participated in, we have an average of 24% working interest. In 2019, 11 wells were brought on production: the Company has 49% interest in eight of these wells, all one-mile in length, located on our CC-33 tract, and an average 48% interest in two horizontals and 5.3% interest in one additional horizontal, that are each two-miles in length, located on the Kashmir tract. The Company invested approximately $31.5 million in these 11 wells brought on production in 2019. Through the second quarter of 2020, the Company participated in seven new horizontal wells, all located in Upton County, Texas. Six of these are operated by Apache Corporation and one is operated by Pioneer Natural Resources. The Pioneer well was completed in late June and came on production in early July 2020. The six Apache operated wells are anticipated to be completed in the fourth quarter of 2020.

In Upton County, West Texas, we are developing a contiguous 3,260-acre block with our joint venture partner, Apache Corporation. In this block the Company has 2,600 leasehold acres with interest between 14% and 56%, depending on the particular lease and depth being developed. In 2018, in this block, eight wells drilled horizontally in the Wolfcamp “B”, were participated in for 49% interest. This is believed to be full development of the Wolfcamp “B” reservoir for this lease block. Apache will likely now set its sights on development of the Upper Wolfcamp, Jo Mill, and Lower Spraberry reservoirs for this block, following the recent successful testing in 2019 of these reservoirs on our offset 1,300-acre lease block. Given the favorable results achieved by the initial three wells on the offset block, it is expected that as many as 54 additional horizontals will be slated for development on the 3,260-acre block in the near future. The cost of such development would be approximately $370.6 million with the Company’s share being approximately $170.8 million. In addition, there is a fourth target reservoir, the Middle Spraberry, that is also prospective for development. The potential of the Middle Spraberry, on the 3,280-acre block, is for 18 horizontal wells to be drilled, with the Company likely participating for approximately $61.8 million. The actual number of wells that are eventually drilled as well as the cost and the timing of drilling will vary based upon many factors, including commodity market conditions.

In addition to the 3,260 acreage block under development, the Company is also developing an offsetting 1,300-acre block in Upton County, Texas with Apache Corporation as operator. In the second quarter of 2019 three horizontal wells were completed and brought on production from reservoirs above the Middle Wolfcamp: one in the Wolfcamp “A”, one in the Jo Mill, and one in the Lower Spraberry, confirming the economic viability of these reservoirs on our acreage. Prime holds between 5% and 48% working interest in various depths of this acreage, and of the $26.7 million development cost for these three wells, our share was approximately $9.2 million. As a result of the success of these three wells, six horizontals were drilled in the first half of 2020 on this acreage block. We have an average 47.76% share of these wells. In addition to the six development locations in the Wolfcamp “A”, Jo Mill and Lower Sprayberry of our 1,300-acre block, there are four locations in the Middle Spraberry that are likely to be considered for future development at an estimated gross cost of approximately $30.2 million, with the Company’s share being approximately $14.2 million. Also in the first half of 2020, the Company participated in a horizontal well for 8.36% interest operated by Pioneer Natural Resources completed and brought into production in July, 2020. Our total net expenditure for this well will be approximately $630,000.

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

In Central Reagan County, of West Texas, the Company has entered into a contract to sell deep rights covering approximately 1,950 acres for a purchase price of approximately $10.7 MM. The sale is planned to close on or before September 01, 2020.

Since the start of our Oklahoma Scoop-Stack horizontal development program, which began in 2013, the Company has participated in 41 horizontal wells for approximately $23.5 million through 2019 with an average of approximately 7% interest. There have been no new wells participated in through the second quarter of 2020. During this same period the Company chose to retain an overriding royalty interest in an additional 62 horizontal wells. In 2019, the Company participated for an average 5.78% interest in 20 horizontal wells in Canadian, Grady, and Kingfisher counties for a net cost of approximately $8.8 million. All 20 wells were completed in 2019, and of these 20 wells, twelve are operated by Encana/Newfield. In addition, the Company is also participating in four wells in Grady County, Oklahoma spud in 2018 that have not yet been completed. During 2019, the Company retained an overriding royalty interest in eighteen wells, nine of which were completed in 2019, and nine of which have yet to be completed.

Our horizontal activity in Oklahoma is focused in Canadian, Grady, Kingfisher, Garfield, Major, and Garvin counties where we have approximately 3,401 net acres. We believe this acreage has significant additional resource potential that could support the drilling of as many as 49 new horizontals based on an estimate of six wells per section: three in the Mississippian and three in the Woodford Shale. Should we choose to participate in future development, our share of the capital expenditures would be approximately $3.4 million at an average 10% ownership level; the Company will otherwise sell its rights for cash, or cash plus a royalty or working interest.

In 2019, in the Gulf Coast region of Texas, the Company participated with Unit Petroleum in the successful recompletion of two wells in the Wilcox Formation of the Jazz field in Polk County, Texas. The Company has a 2.8125% working interest and a 3.768% net revenue interest in these wells and participated for approximately $45,000. Also in 2019, the Company successfully recompleted a shallow straight hole well in the Segno field of Polk County, Texas with a 72.5% working interest.

In early August 2020, the Company closed on the sale of its West Virginia District operated assets. The sale includes 456 producing wells, along with approximately 31,000 leasehold acres, one salt water disposal well, and operating equipment. The Company has retained an overriding royalty interest in most properties of up to 12.5% interest.

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

The following tables summarizes the primary components of production volumes and average sales prices realized for the three and six months ended June 30, 2020 and 2019 (excluding realized gains and losses from derivatives).

		Six months ended June 30,
	2020	2019	Increase / (Decrease)	Increase / (Decrease)
Barrels of Oil Produced	378,000	688,000	(310,000)	(45.1)%
Average Price Received	$37.89	$55.84	$(17.95)	(32.1)%

Oil Revenue (In 000’s)	$14,324	$38,442	$(24,118)	(62.7)%

Mcf of Gas Sold	1,812,000	2,243,000	(431,000)	(19.2)%
Average Price Received	$0.77	$1.60	$(0.83)	(52.1)%

Gas Revenue (In 000’s)	$1,389	$3,590	$(2,201)	(61.3)%

Barrels of Natural Gas Liquids Sold	213,000	288,000	(75,000)	(26.0)%
Average Price Received	$8.16	$18.14	$(9.98)	(55.0)%

Natural Gas Liquids Revenue (In 000’s)	$1,738	$5,219	$(3,481)	(66.7)%

Total Oil & Gas Revenue (In 000’s)	$17,451	$47,251	$(29,800)	(63.1)%

		Three months ended June 30,
	2020	2019	Increase / (Decrease)	Increase / (Decrease)
Barrels of Oil Produced	144,000	332,000	(188,000)	(10.8)%
Average Price Received	$(7.88)	$59.17	$(11)	(18.8)%

Oil Revenue (In 000’s)	$(3,613)	$19,644	$(16,031)	(19.7)%

Mcf of Gas Sold	874,000	1,295,000	(421,000)	(18.1)%
Average Price Received	$(0.13)	$1.05	$0.63	9.6%

Gas Revenue (In 000’s)	$543	$1,355	$(812)	0.8%

Barrels of Natural Gas Liquids Sold	86,000	146,000	(60,000)	(15.4)%
Average Price Received	$(1.63)	$16.27	$0.26	(3.9)%

Natural Gas Liquids Revenue (In 000’s)	$495	$2,375	$(1,880)	(10.4)%

Total Oil & Gas Revenue (In 000’s)	$4,651	$23,374	$(18,723)	(16.70)%

Oil, Natural Gas and NGL Derivatives We do not apply hedge accounting to any of our commodity based derivatives, thus changes in the fair market value of commodity contracts held at the end of a reported period, referred to as mark-to-market adjustments, are recognized as unrealized gains and losses in the accompanying condensed consolidated statements of operations. As oil and natural gas prices remain volatile, mark-to-market accounting treatment creates volatility in our revenues. The following table summarizes the results of our derivative instruments for the three and six months ended June 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
		($ in thousand)
Oil derivatives – realized gains (losses)	$4,539	$(964)	$5,545	$(876)
Oil derivatives – unrealized gains (losses)	(5,397)	2,637	854	(3,101)

Total gains (losses) on oil derivatives	$(858)	$1,673	$6,399	$(3,977)
Natural gas derivatives – realized gains (losses)	$218	$4	$409	$(8)
Natural gas derivatives – unrealized gains (losses)	(218)	156	87	151

Total gains (losses) on natural gas derivatives	$—	$160	$496	$143
NGL derivatives – realized gain (losses)	$—	$109	$—	$111
NGL derivatives – unrealized gains (losses)	—	69	—	60

Total gains (losses) on NGL derivatives	—	178	$—	$171

Total gains (losses) on oil, natural gas and NGL derivatives	$(858)	$2,011	$6,895	$(3,663)

Prices received for the six months ended June 30, 2020 and 2019, respectively, including the impact of derivatives were:

	2020	2019
Oil Price	$52.56	$54.56
Gas Price	$0.99	$1.00
NGLS Price	$8.16	$18.52

Field service income decreased $2.4 million or 49.95% from $4.8 million for the second quarter 2019 to $2.4 million for the second quarter 2020 and $2.8 million, or 29.60% from $9.5 million for the six months ended June 30, 2019 to $6.7 million for the six months ended June 30, 2020. This decrease is a combined result of decreased utilization and rates charged to customers as oil and gas prices declined during 2020. Workover rig services, hot oil treatments, saltwater hauling and disposal represent the bulk of our field service operations.

Lease operating expense decreased $1.9 million or 23.55% from $8.1 million for the second quarter 2019 to $6.2 million for the second quarter 2020, and decreased $3.6 million or 22.50% from $16.2 million for the six months ended June 30, 2019 to $12.6 million for the six months ended June 30, 2020. This decrease is primarily due to the shut-in of high lifting cost properties during 2020 combined with lower production taxes related to lower commodity prices.

Field service expense decreased $2.1 million or 1.92% from $4.0 million for the second quarter 2019 to $1.9 million for the second quarter 2019 and decreased $2.2 million, or 28.39% from $7.6 million for the six months ended June 30, 2019 to $5.5 million for the six months ended June 30, 2020. Field service expenses primarily consist of salaries and vehicle operating expenses which have decreased during the three and six months ended June 30, 2020 over the same periods of 2019 related to decreased utilization of the equipment as oil and gas prices declined during 2020.

Depreciation, depletion, amortization and accretion on discounted liabilities increased $2.4 million, or 25.74% from $9.3 million for the second quarter 2019 to $6.9 million for the second quarter 2020 and $3.5 million, or 18.64% from $18.6 million for the six months ended June 30, 2019 to $15.1 million for the six months ended June 30, 2020, reflecting the reduced production rates in the first half of 2020.

General and administrative expense increased $0.5 million, or 5.48% from $9.8 million for the six months ended June 30, 2019 to $10.3 million for the six months ended June 30, 2020, and decreased $0.3 million, or 11.23% from $2.9 million for the three months ended June 30, 2019 to $2.6 million for the three months ended June 30, 2020. This overall increase in 2020 is primarily due to increases in employee wages and benefits during the first quarter offset by staff reductions reflected in the second quarter decrease.

Gain on sale and exchange of assets of $0.2 million and $1.7 million for the six months ended June 30, 2020 and June 30, 2019, respectively consists of sales of non-essential oil and gas interests and field service equipment.

Interest expense decreased from $1.0 million for the second quarter 2019 to $0.5 million for the second quarter 2020 and from $2.0 million for the six months ended June 30, 2019 to $1.2 million for the six months ended June 30, 2020. This decrease reflects the decrease in rates and current borrowings under our revolving credit agreement.

Income tax expense or benefit for the June 30, 2020 and 2019 periods varied due to the change in net income or loss for those periods. The tax benefit recorded for the six months ended June 30, 2020 includes the benefits related to tax changes under the CARES Act.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from our operations, through our producing oil and gas properties, field services business and sales of acreage.

Net cash provided by operating activities for the six months ended June 30, 2020 was $8.8 million. Excluding the effects of significant unforeseen expenses or other income, our cash flow from operations fluctuates primarily because of variations in oil and gas production and prices or changes in working capital accounts. Our oil and gas production will vary based on actual well performance but may be curtailed due to factors beyond our control.

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

The Company maintains a Credit Agreement with a maturity date of February 15, 2021, providing for a credit facility totaling $300 million, with a borrowing base of $72 million. As of August 19, 2020, the Company has $53.5 million in outstanding borrowings and $18.5 million in availability under this facility. The bank reviews the borrowing base semi-annually and, at their discretion, may decrease or propose an increase to the borrowing base relative to a re-determined estimate of proved oil and gas reserves. The borrowing base review is in progress and due to declines in commodity prices we expect our borrowing base to be set at an amount substantially reducing our availability under the line and requiring paydowns of our current outstanding balance during the third and fourth quarters. We expect cash flows from producing properties combined with proceeds from the sale of acreage to fund these paydowns. Our oil and gas properties are pledged as collateral for the line of credit and we are subject to certain financial and operational covenants defined in the agreement. We are currently in compliance with these covenants and expect to be in compliance over the next twelve months. If we do not comply with these covenants on a continuing basis, the lenders have the right to refuse to advance additional funds under the facility and/or declare all principal and interest immediately due and payable.

Our credit agreement required us to hedge a portion of our production as forecasted for the PDP reserves included in our borrowing base review engineering reports. Accordingly the Company has in place the following swap and put agreements for oil and natural gas.

	2020	2021	2020	2021
Swap Agreements
Natural Gas (MMBTU)	—	951,000	$—	$2.41

	2020	2021	2020	2021
Put Agreements
Natural Gas (MMBTU)	1,090,000	500,000	$2.25	$2.00
Oil (barrels)	61,400	66,000	$48.27	$35.00

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

In early 2020, the Company participated in the drilling of six wells in Upton County, Texas, operated by Apache Corporation. These wells are expected to be completed in the fourth quarter of 2020 with a total anticipated investment of $19.4 million. Also in the first half of 2020, the Company participated in a horizontal well for 8.36% interest operated by Pioneer Natural Resources completed and brought into production in July 2020. Our total net expenditure for this well will be approximately $630,000. Additional drilling and future development plans will be established based on an expectation of available cash flows from operations and availability of funds under our revolving credit facility.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the first six months of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	RISK FACTORS

The Company is a smaller reporting company and no response is required pursuant to this Item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities by the Company during the period covered by this report.

During the six months ended June 30, 2020, the Company purchased the following shares of common stock as treasury shares.

2020 Month	Number of Shares	Average Price Paid per share	Maximum Number of Shares that May Yet Be Purchased Under The Program at Month—End (1)
January	3,701	$149.30	148,821
February	900	$143.31	147,921
March	200	$139.68	147,921
April	—	$—	147,921
May	—	$—	147,921
June	—	$—	147,721

Total/Average	4,801	$147.78

(1)

In December 1993, we announced that the Board of Directors authorized a stock repurchase program whereby we may purchase outstanding shares of the common stock from time-to-time, in open market transactions or negotiated sales. On October 31, 2012 and June 13, 2018, the Board of Directors of the Company approved an additional 500,000 and 200,000 shares respectively, of the Company’s stock to be included in the stock repurchase program. A total of 3,700,000 shares have been authorized, to date, under this program. Through June 30, 2020, a total of 3,552,279 shares have been repurchased under this program for $74,934,725 at an average price of $21.09 per share. Additional purchases of shares may occur as market conditions warrant. We expect future purchases will be funded with internally generated cash flow or from working capital.

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

PrimeEnergy Resources Corporation
(Registrant)

August 19, 2020	/s/ Charles E. Drimal, Jr.
(Date)	Charles E. Drimal, Jr.
President
Principal Executive Officer

August 19, 2020	/s/ Beverly A. Cummings
(Date)	Beverly A. Cummings
Executive Vice President
Principal Financial Officer