Form 10-Q/A
period 2020-06-30
PRIMEENERGY RESOURCES CORP
filed 2020-08-20
CIK 56868

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q amends the Quarterly Report on Form 10-Q of PrimeEnergy Resources Corporation for the period ended June 30, 2020, which was originally filed with the U.S. Securities and Exchange Commission on August 19, 2020, (the “Original 10-Q”) is being filed to amend and correct drafting errors as listed below. All other information contained in the original 10-Q filing remains unchanged and is presented in this amendment for the sake of completeness for the reader.

Changes to the following items are included in this amendment:

PART I:

ITEM 1.

FINANCIAL INFORMATION:

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019

Condensed Consolidated Statement of Equity For the six months ended June 30, 2020 and 2019

Notes to Condensed consolidated Financial Statements

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF

OPERATIONS

District Information

Recent Activities

Results of Operations

Liquidity and Capital Resources

PART IV - ITEM 15 (b) Exhibits

The following exhibits are filed as a part of this report:

Exhibit No.

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.2	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

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

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – Unaudited

Three and six months ended June 30, 2020 and 2019

(Thousands of dollars, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Oil sales	$3,613	$19,644	$14,324	$38,442
Natural gas sales	543	1,355	1,389	3,590
Natural gas liquids sales	495	2,375	1,738	5,219
Realized gain (loss) on derivative instruments, net	4,757	(851)	5,954	(773)
Field service income	2,381	4,757	6,681	9,490
Administrative overhead fees	968	1,388	2,194	2,812
Unrealized gain (loss) on derivative instruments, net	(5,615)	2,862	941	(2,890)
Other income	136	4	165	63

Total Revenues	7,278	31,534	33,386	55,953
Costs and Expenses
Lease operating expense	6,230	8,149	12,574	16,225
Field service expense	1,925	3,979	5,474	7,644
Depreciation, depletion, amortization and accretion on discounted liabilities	6,900	9,292	15,093	18,550
General and administrative expense	2,570	2,895	10,306	9,771

Total Costs and Expenses	17,625	24,315	43,447	52,190
Gain on Sale and Exchange of Assets	82	1,023	194	1,689

Income (Loss) from Operations	(10,265)	8,242	(9,867)	5,452
Other Income (Expense)
Interest Income	—	3	—	10
Interest (Expense)	(500)	(1,013)	(1,159)	(1,988)

Income (Loss) Before Income Taxes	(10,765)	7,232	(11,026)	3,474
Income Taxes Expense (Benefit)	(3,979)	1,410	(4,036)	683

Net Income (Loss)	(6,786)	5,822	(6,990)	2,791
Less: Net Income (Loss) Attributable to Non-Controlling Interests	(520)	47	(554)	54

Net Income (Loss) Attributable to PrimeEnergy	(6,266)	$5,775	$(6,436)	2,737

Basic Income (Loss) Per Common Share	$(3.14)	$2.85	$(3.23)	$1.35

Diluted Income (Loss) Per Common Share	$(3.14)	$2.07	$(3.23)	$0.98

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY – Unaudited

Six months Ended June 30, 2020 and 2019

(Thousands of dollars)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity – PrimeEnergy	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at December 31, 2019	2,810,000	$281	$7,505	$129,120	$(36,792)	$100,114	$3,249	$103,363
Purchase 4,801 shares of common stock	—	—	—	—	(709)	(709)	—	(709)
Net Loss	—	—	—	(6,436)	—	(6,436)	(554)	(6,990)

Balance at June 30, 2020	2,810,000	$281	$7,505	$122,684	$(37,501)	$92,969	$2,695	$95,664

Balance at December 31, 2018	2,810,000	$281	$7,388	$125,644	$(31,304)	$102,009	$3,994	$106,003
Purchase 22,411 shares of common stock	—	—	—	—	(3,012)	(3,012)	—	(3,012)
Net income	—	—	—	2,737	—	2,737	54	2,791
Purchase of non-controlling interest	—	—	224	—	—	224	(480)	(256)

Balance at June 30, 2019	2,810,000	$281	$7,612	$128,381	$(34,316)	$101,958	$3,568	$105,526

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

(2) Acquisitions and Dispositions:

Historically the Company has repurchased the interests of the partners and trust unit holders in the oil and gas limited partnerships (the “Partnerships”) and the asset and business income trusts (the “Trusts”) managed by the Company as general partner and as managing trustee, respectively. During the six months ended June 30, 2019 the Company purchased such interest totaling $256,000. The Company had no such repurchases during the six months ended June 30, 2020.

Subsequent to June 30, 2020 the Company entered into an agreement to sell the Company’s marginal properties in West Virginia effective August 1, 2020 for $200,000 and retaining an overriding royalty on approximately 31,000 undeveloped acres. The Company also entered an agreement to sell approximately 1,950 acres in West Texas in a transaction expected to close during August 2020 for approximately $10.7 million.

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

At June 30, 2020, the Company had a total of $53.5 million of borrowings outstanding under its revolving credit facility at a weighted-average interest rate of 3.23 % and $18.5 million available for future borrowings. The current borrowing base review is in progress and due to declines in commodity prices, the Company expects the borrowing base to be set at an amount substantially reducing our availability under the line and requiring pay downs of our current outstanding balance during the third and fourth quarters. The combined weighted average interest rate paid on outstanding bank borrowings subject to base rate and LIBO interest was 4.22% for the six months ended June 30, 2020 as compared to 5.53% for six months ended June 30, 2019. The Company’s borrowings under this credit facility approximates fair value because the interest rates are variable and reflective of market rates.

Paycheck Protection Program Loans

During May 2020, Prime Operating Company and Eastern Oil Well Services Corporation, subsidiaries of the Company received loan proceeds in the amount of $1.28 million and $0.47 million , respectively, under the Paycheck Protection Program (the “PPP”) of the CARES Act, which was enacted March 27, 2020. The PPP Loans are evidenced by a promissory note in favor of the Lender, which bears interest at the rate of 1.00% per annum. No payments of principal or interest are due under the note until the date on which the amount of loan forgiveness (if any) under the CARES Act, which can be up to 10 months after the end of the related notes covered period (which is defined as 24 weeks after the date of the loan) (the “Deferral Period”). The note may be prepaid at any time prior to maturity with no prepayment penalties. Funds from the PPP Loans may be used only for payroll and related costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations that were incurred prior to February 15, 2020 (the “Qualifying Expenses”). Under the terms of the PPP Loans, certain amounts thereunder may be forgiven if they are used for Qualifying Expenses as described in and in compliance with the CARES Act. While the Company intends to use the PPP Loan proceeds exclusively for Qualifying Expenses, it is unclear and uncertain whether the conditions for forgiveness of the PPP Loans will be met under the current guidelines of the CARES Act. Accordingly, we cannot make any assurance that the Company will be eligible for forgiveness of the PPP Loans, in whole or in part. To the extent, if any, that any or all of the PPP loans are not forgiven, beginning one month following expiration of the Deferral Period, and continuing monthly until 24 months from the date of each applicable Note (the “Maturity Date”), the Company is obligated to make monthly payments of principal and interest to the Lender with respect to any unforgiven portion of the Note, in such equal amounts required to fully amortize the principal amount outstanding on such Note as of the last day of the applicable Deferral Period by the applicable Maturity Date. The Company accounts for these loans as financial liabilities.

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

Rent expense for office space for the six months ended June 30, 2020 and 2019 was $331,000 and $315,000, respectively.

The payment schedule for the Company’s operating and financing lease obligations as of June 30, 2020 is as follows:

(Thousands of dollars)	Operating Leases	Financing Leases
2020	$106	$2
2021	309	4

Total undiscounted lease payments	$415	$6
Less: Amount associated with discounting	(35)	(1)

Net operating lease liabilities	$380	$5

Asset Retirement Obligation:

A reconciliation of the liability for plugging and abandonment costs for the six months ended June 30, 2020 is as follows:

(Thousands of dollars)	June 30, 2020
Asset retirement obligation at December 31, 2019	$21,118
Liabilities settled	(1,053)
Accretion expense	502

Asset retirement obligation at June 30, 2020	$20,567

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

(8) Stock Options and Other Compensation:

In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. At June 30, 2020 and 2019, remaining options held by two key executive officers on 767,500 shares were outstanding and exercisable at prices ranging from $1.00 to $1.25. According to their terms, the options have no expiration date.

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

Interest rate swap derivatives are treated as cash-flow hedges and are used to fix the Company’s floating interest rates on existing debt. The value of interest rate swaps if applicable, would be recorded in accumulated other comprehensive loss, net of tax. There are no current interest rate swaps for the periods ending June 30, 2020 and December 31, 2019.

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

The following table sets forth the effect of derivative instruments on the consolidated statements of operations for the six-months ended June 30, 2020 and 2019:

	Location of gain (loss) recognized in income	Amount of gain/loss recognized in income
(Thousands of dollars)		2020	2019
Derivatives not designated as cash-flow hedge instruments:
Natural gas commodity contracts	Unrealized gain (loss) on derivative instruments, net	$87	$151
Crude oil commodity contracts	Unrealized gain (loss) on derivative instruments, net	854	(3,101)
Natural gas liquids contracts	Unrealized gain on derivative instruments, net	—	60
Natural gas commodity contracts	Realized gain (loss) on derivative instruments, net	409	(8)
Crude oil commodity contracts	Realized gain (loss) on derivative instruments, net	5,545	(876)
Natural gas liquids contracts	Realized gain on derivative instruments, net	—	111

		$6,895	$(3,663)

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

Appalachian Region

Our Appalachian activities are concentrated primarily in West Virginia. This region is managed from our office in Charleston, West Virginia. Our assets in this region include a large acreage position and a high concentration of wells. At December 31, 2019, we had interest in 481 wells (451 net), of which 438 wells are operated. Multiple producing intervals here include the Big Lime, Injun, Blue Monday, Weir, Berea, Gordon and Devonian Shale formations at depths primarily ranging from 1,600 to 5,600 feet. Average net daily production in 2019 was 240 Boe. While natural gas production volumes from Appalachian reservoirs are relatively low on a per-well basis compared to other areas of the United States, the productive life of Appalachian reserves is relatively long. At December 31, 2019, we had 296 MBoe of proved developed reserves (substantially all natural gas) in the Appalachian region, constituting 2.1% of our total proved reserves. We maintain an acreage position of approximately 35,790 gross (35,350 net) acres in this region, primarily in Calhoun, Clay, and Roane counties. We operate a small field service group in this region utilizing one swab rig, one paraffin truck, one saltwater hauling truck and limited excavating equipment to primarily service our own operated wells and locations. As of June 30, 2020, the Appalachian region has no wells in the process of being drilled, no waterfloods in the process of being installed and no other related activities of material importance. Effective August 1, 2020 the Company sold our Appalachian properties for $200,000 and retained an overriding royalty on approximately 31,000 undeveloped acres.

Gulf Coast Region

Our development, exploitation, exploration and production activities in the Gulf Coast region are primarily concentrated in southeast Texas. This region is managed from our office in Houston, Texas. Principal producing intervals are in the Wilcox, San Miguel, Olmos, and Yegua formations at depths ranging from 3,000 to 12,500 feet. We had 233 producing wells (143 net) in the Gulf Coast region as of December 31, 2019, of which 125 wells are operated by us. Average net daily production in 2019 was 348 Boe. At December 31, 2019, we had 726 MBoe of proved reserves in the Gulf Coast region, which represented 5.1% of our total proved reserves. We maintain an acreage position of over 12,700 gross (5,120 net) acres in this region, primarily in Dimmit and Polk counties. We operate a field service group in this region from a field office in Carrizo Springs, Texas utilizing four workover rigs, nineteen water transport trucks, two saltwater disposal wells and several trucks and excavating equipment. Services including well service support, site preparation and construction services for drilling and workover operations are provided to third-party operators as well as utilized in our own operated wells and locations. As of June 30, 2020, the Gulf Coast region has no operated wells in the process of being drilled, no waterfloods in the process of being installed and no other related activities of material importance.

Mid-Continent Region

Our Mid-Continent activities are concentrated in central Oklahoma. This region is managed from our office in Oklahoma City, Oklahoma. As of December 31, 2019, we had 418 wells (216 net) in the Mid-Continent area, of which 144 wells are operated by us. Principal producing intervals are in the Roberson, Avant, Skinner, Sycamore, Bromide, McLish, Hunton, Mississippian, Oswego, Red Fork, and Chester formations at depths ranging from 1,100 to 10,500 feet. Average net daily production in 2019 was 840 Boe. At December 31, 2019, we had 2,094 MBoe of proved reserves in the Mid-Continent area, or 14.7% of our total proved reserves. We maintain an acreage position of approximately 55,880 gross (10,690 net) acres in this region, primarily in Canadian, Kingfisher, Grant, Major, and Garvin counties. We operate a field service group in this region from a field office in Elmore City, utilizing one workover rig and one saltwater hauling truck. Our Mid-Continent region is actively participating with third-party operators in the horizontal development of lands that include Company owned interest in several counties in the Stack and Scoop plays of Oklahoma where drilling is primarily targeting reservoirs of the Mississippian, and Woodford formations. As of June 30, 2020, in the Mid-Continent region, the Company was is participating in the drilling and/or completion of four wells, with overriding royalty only in eight additional wells, all included as Proved Undeveloped in the 2019 year-end reserve report.

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

In early August 2020, the Company closed on the sale of its West Virginia District operated assets for $200,000 and certain overriding royalty interests. The sale includes 456 producing wells, along with approximately 31,000 leasehold acres, one salt water disposal well, and operating equipment. The Company has retained an overriding royalty interest in most properties of up to 12.5% interest.

RESULTS OF OPERATIONS

2020 and 2019 Compared

We reported net losses of $6.4 million, or $3.23 per share and $6.3 million, or $3.14 per share for the six and three months ended June 30, 2020, respectively, as compared to net income of $2.7 million, or $1.35 per share and $5.8 million, or $2.85 per share for the six and three months ended June 30, 2019, respectively. Current year net income reflects decreases in production combined with commodity price decreases over the three and six months ended June 30, 2019, decreases in gains related to the sale of acreage and changes related to the valuation of derivative instruments. The significant components of income and expense are discussed below.

Oil, gas and NGLs sales decreased $18.7 million, or 16.7% from $23.4 million for the three months ended June 30, 2019 to $4.7 million for the three months ended June 30, 2020 and $29.8 million, or 63.1% from $47.3 million for the six months ended June 30, 2019 to $17.5 million for the six months ended June 30, 2020.

The following tables summarizes the primary components of production volumes and average sales prices realized for the three and six months ended June 30, 2020 and 2019 (excluding realized gains and losses from derivatives).

		Six months ended June 30,
	2020	2019	Increase / (Decrease)	Increase / (Decrease)
Barrels of Oil Produced	378,000	688,000	(310,000)	(45.1)%
Average Price Received	$37.89	$55.84	$(17.95)	(32.1)%

Oil Revenue (In 000’s)	$14,324	$38,442	$(24,118)	(62.7)%

Mcf of Gas Sold	1,812,000	2,243,000	(431,000)	(19.2)%
Average Price Received	$0.77	$1.60	$(0.83)	(52.1)%

Gas Revenue (In 000’s)	$1,389	$3,590	$(2,201)	(61.3)%

Barrels of Natural Gas Liquids Sold	213,000	288,000	(75,000)	(26.0)%
Average Price Received	$8.16	$18.14	$(9.98)	(55.0)%

Natural Gas Liquids Revenue (In 000’s)	$1,738	$5,219	$(3,481)	(66.7)%

Total Oil & Gas Revenue (In 000’s)	$17,451	$47,251	$(29,800)	(63.1)%

		Three months ended June 30,
	2020	2019	Increase / (Decrease)	Increase / (Decrease)
Barrels of Oil Produced	144,000	332,000	(188,000)	(10.8)%
Average Price Received	$25.09	$59.17	$(11)	(18.8)%

Oil Revenue (In 000’s)	$3,613	$19,644	$(16,031)	(19.7)%

Mcf of Gas Sold	874,000	1,295,000	(421,000)	(18.1)%
Average Price Received	$0.62	$1.05	$0.63	9.6%

Gas Revenue (In 000’s)	$543	$1,355	$(812)	0.8%

Barrels of Natural Gas Liquids Sold	86,000	146,000	(60,000)	(15.4)%
Average Price Received	$5.76	$16.27	$0.26	(3.9)%

Natural Gas Liquids Revenue (In 000’s)	$495	$2,375	$(1,880)	(10.4)%

Total Oil & Gas Revenue (In 000’s)	$4,651	$23,374	$(18,723)	(16.70)%

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

Field service expense decreased $2.1 million or 58.62% from $4.0 million for the second quarter 2019 to $1.9 million for the second quarter 2020 and decreased $2.2 million, or 28.39% from $7.6 million for the six months ended June 30, 2019 to $5.5 million for the six months ended June 30, 2020. Field service expenses primarily consist of salaries and vehicle operating expenses which have decreased during the three and six months ended June 30, 2020 over the same periods of 2019 related to decreased utilization of the equipment as oil and gas prices declined during 2020.

Depreciation, depletion, amortization and accretion on discounted liabilities decreased $2.4 million, or 25.74% from $9.3 million for the second quarter 2019 to $6.9 million for the second quarter 2020 and $3.5 million, or 18.64% from $18.6 million for the six months ended June 30, 2019 to $15.1 million for the six months ended June 30, 2020, reflecting the reduced production rates in the first half of 2020.

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

The Company maintains a Credit Agreement with a maturity date of February 15, 2021, providing for a credit facility totaling $300 million, with a borrowing base of $72 million. As of August 19, 2020, the Company has $53.5 million in outstanding borrowings and $18.5 million in availability under this facility. The bank reviews the borrowing base semi-annually and, at their discretion, may decrease or propose an increase to the borrowing base relative to a re-determined estimate of proved oil and gas reserves. The borrowing base review is in progress and due to declines in commodity prices we expect our borrowing base to be set at an amount substantially reducing our availability under the line and requiring paydowns of our current outstanding balance during the third and fourth quarters. We expect cash flows from producing properties, combined with proceeds from the sale of acreage and our estimated $3.4 million tax refund to fund these paydowns. Our oil and gas properties are pledged as collateral for the line of credit and we are subject to certain financial and operational covenants defined in the agreement. We are currently in compliance with these covenants and expect to be in compliance over the next twelve months. If we do not comply with these covenants on a continuing basis, the lenders have the right to refuse to advance additional funds under the facility and/or declare all principal and interest immediately due and payable.

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

PRIMEENERGY RESOURCES CORPORATION

Dated: August 20, 2020	By:	/s/ Charles E. Drimal, Jr.
Charles E. Drimal, Jr.
Chairman, President