Form 10-Q
period 2020-09-30
PRIMEENERGY RESOURCES CORP
filed 2020-11-25
CIK 56868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

The number of shares outstanding of each class of the Registrant’s Common Stock as of November 13, 2020 was: Common Stock, $0.10 par value 1,994,177 shares.

PrimeEnergy Resources Corporation

Index to Form 10-Q

September 30, 2020

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

PRIMEENERGY RESOURCES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS – Unaudited

(Thousands of dollars)

	September 30,	December 31,
	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$4,086	$1,015
Accounts receivable, net	5,287	14,360
Prepaid obligations	687	625
Derivative asset short-term	131	272
Other current assets	110	127

Total Current Assets	10,301	16,399
Property and Equipment, at cost
Oil and gas properties (successful efforts method), net	191,492	205,320
Field and office equipment, net	6,427	6,780

Total Property and Equipment, Net	197,919	212,100

Other assets	461	866

Total Assets	$208,681	$229,365

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$6,196	$6,634
Accrued liabilities	5,543	6,836
Current portion of long-term debt	40,292	—
Current portion of asset retirement and other long-term obligations	1,028	1,369
Derivative liability short-term	648	753

Total Current Liabilities	53,707	15,592
Long-Term Bank Debt	1,463	53,500
Asset Retirement Obligations	14,743	20,330
Derivative Liability Long-Term	118	—
Deferred Income Taxes	35,248	35,924
Other Long-Term Obligations	794	656

Total Liabilities	106,073	126,002
Commitments and Contingencies
Equity
Common stock, $.10 par value; 2020 and 2019: Authorized and Issued: 2,810,000 shares; outstanding 2020: 1,994,177 shares; 2019: 1,998,978 shares	281	281
Paid-in capital	7,505	7,505
Retained earnings	129,185	129,120
Treasury stock, at cost; 2020: 815,823 shares; 2019: 811,022 shares	(37,501)	(36,792)

Total Stockholders’ Equity – PrimeEnergy Resources	99,470	100,114
Non-controlling interest	3,138	3,249

Total Equity	102,608	103,363

Total Liabilities and Equity	$208,681	$229,365

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – Unaudited

Three and nine months ended September 30, 2020 and 2019

(Thousands of dollars, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Oil sales	$6,339	$16,928	$20,663	$55,370
Natural gas sales	1,052	1,467	3,212	5,057
Natural gas liquids sales	1,474	1,687	2,441	6,906
Realized gain (loss) on derivative instruments, net	222	(195)	6,176	(968)
Field service income	2,567	4,866	9,248	14,356
Administrative overhead fees	1,066	1,356	3,260	4,168
Unrealized gain (loss) on derivative instruments, net	(1,003)	2,071	(62)	(819)
Other income	75	2	240	65

Total Revenues	11,792	28,182	45,178	84,135
Costs and Expenses
Lease operating expense	3,804	8,207	16,378	24,432
Field service expense	1,974	3,972	7,448	11,616
Depreciation, depletion, amortization and accretion on discounted liabilities	9,431	9,255	24,524	27,805
General and administrative expense	2,571	2,854	12,877	12,625

Total Costs and Expenses	17,780	24,288	61,227	76,478
Gain on Sale and Exchange of Assets	14,773	114	14,967	1,803

Income (Loss) from Operations	8,785	4,008	(1,082)	9,460
Other Income (Expense)
Interest Income	1	7	1	17
Interest Expense	(470)	(919)	(1,629)	(2,907)

Income (Loss) Before Income Taxes	8,316	3,096	(2,710)	6,570
Income Taxes Expense (Benefit)	1,372	569	(2,664)	1,252

Net Income (Loss)	6,944	2,527	(46)	5,318
Less: Net Income (Loss) Attributable to Non-Controlling Interests	443	15	(111)	69

Net Income Attributable to PrimeEnergy	$6,501	$2,512	$65	$5,249

Basic Income Per Common Share	$3.26	$1.25	$0.03	$2.61

Diluted Income Per Common Share	$2.36	$0.91	$0.02	$1.90

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY – Unaudited

Nine months Ended September 30, 2020 and 2019

(Thousands of dollars)

						Total
	Common Stock		Additional			Stockholders’	Non-
			Paid-In	Retained	Treasury	Equity –	Controlling	Total
	Shares	Amount	Capital	Earnings	Stock	PrimeEnergy	Interest	Equity
Balance at December 31, 2019	2,810,000	$281	$7,505	$129,120	$(36,792)	$100,114	$3,249	$103,363
Purchase 4,801 shares of common stock	—	—	—	—	(709)	(709)	—	(709)
Net Income (Loss)	—	—	—	65	—	65	(111)	(46)

Balance at September 30, 2020	2,810,000	$281	$7,505	$129,185	$(37,501)	$99,470	$3,138	$102,608

Balance at December 31, 2018	2,810,000	$281	$7,388	$125,644	$(31,304)	$102,009	$3,994	$106,003
Purchase 31,226 shares of common stock	—	—	—	—	(4,108)	(4,108)	—	(4,108)
Net income	—	—	—	5,249	—	5,249	69	5,318
Purchase of non-controlling interest	—	—	265	—	—	265	(571)	(306)

Balance at September 30, 2019	2,810,000	$281	$7,653	$130,893	$(35,412)	$103,415	$3,492	$106,907

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

Nine months ended September 30, 2020 and 2019

(Thousands of dollars)

	2020	2019
Cash Flows from Operating Activities:
Net (Loss) Income including non-controlling interest	$(46)	$5,318
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion on discounted liabilities	24,524	27,805
Gain on sale of properties	(14,967)	(1,803)
Unrealized loss on derivative instruments, net	(62)	819
Provision for deferred income taxes	676	1,266
Changes in operating assets and liabilities:
Accounts receivable	9,073	(2,735)
Due to related parties	—	(5)
Other assets	422	268
Accounts payable	(438)	(101)
Accrued liabilities	(1,293)	(9,369)

Net Cash Provided by Operating Activities	17,889	21,463

Cash Flows from Investing Activities:
Capital expenditures	(13,142)	(16,070)
Proceeds from sale of properties and equipment	10,777	1,808

Net Cash Used in Investing Activities	(2,365)	(14,262)

Cash Flows from Financing Activities:
Purchase of stock for treasury	(709)	(4,108)
Purchase of non-controlling interests	—	(306)
Proceeds from long-term bank debt and other long-term obligations	6,756	25,000
Repayment of long-term bank debt and other long-term obligations	(18,500)	(29,745)

Net Cash Used in Financing Activities	(12,453)	(9,159)

Cash and Cash Equivalents Period Increase (Decrease)	3,071	(1,958)
Cash and Cash Equivalents at the Beginning of the Period	1,015	6,315

Cash and Cash Equivalents at the End of the Period	$4,086	$4,357

Supplemental Disclosures:
Income taxes paid	$1	$129
Interest paid	$1,653	$2,920

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(1) Basis of Presentation:

The accompanying condensed consolidated financial statements of PrimeEnergy Resources Corporation (“PrimeEnergy” or the “Company”) have not been audited by independent public accountants. Pursuant to applicable Securities and Exchange Commission (“SEC”) rules and regulations, the accompanying interim financial statements do not include all disclosures presented in annual financial statements and the reader should refer to the Company’s Form 10-K for the year ended December 31, 2019. In the opinion of management, the accompanying interim condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019, the condensed consolidated results of operations, cash flows and equity for the nine months ended September 30, 2020 and 2019.

As of September 30, 2020, PrimeEnergy’s significant accounting policies are consistent with those discussed in Note 1—Description of Operations and Significant Accounting Policies of its consolidated financial statements contained in PrimeEnergy’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation. The results for interim periods are not necessarily indicative of annual results. For purposes of disclosure in the condensed consolidated financial statements, subsequent events have been evaluated through the date the statements were issued.

(2) Acquisitions and Dispositions:

Historically the Company has repurchased the interests of the partners and trust unit holders in the oil and gas limited partnerships (the

“Partnerships”) and the asset and business income trusts (the “Trusts”) managed by the Company as general partner and as managing trustee, respectively. During the nine months ended September 30, 2019 the Company purchased such interest totaling $306,000. The Company had no such repurchases during the nine months ended September, 30 2020.

In the third quarter of 2020, the Company sold approximately 1,950 acres of undeveloped deep rights in central Reagan County, Texas, receiving cash compensation of $10.7 million and in a separate transaction sold the Company’s operated properties in West Virginia for future payments of $200,000 and a retained overriding royalty interest in future drilling on approximately 31,000 undeveloped acres.

(3) Additional Balance Sheet Information:

Certain balance sheet amounts are comprised of the following:

	September 30,	December 31,
(Thousands of dollars)	2020	2019
Accounts Receivable:
Joint interest billing	$1,692	$3,339
Trade receivables	1,188	2,246
Oil and gas sales	2,344	7,284
Tax refund receivable	—	1,720
Other	481	189

	5,705	14,778
Less: Allowance for doubtful accounts	(418)	(418)

Total	$5,287	$14,360

Accounts Payable:
Trade	$519	$261
Royalty and other owners	3,735	4,227
Partner advances	1,180	1,024
Other	762	1,122
Total	$6,196	$6,634

Accrued Liabilities:
Compensation and related expenses	$3,968	$3,620
Property costs	1,556	2,829
Other	19	387
Total	$5,543	$6,836

(4) Property and Equipment:

Property and equipment at September 30, 2020 and December 31, 2019 consisted of the following:

(Thousands of dollars)	September 30, 2020	December 31, 2019
Proved oil and gas properties, at cost	$500,888	$527,729
Less: Accumulated depletion and depreciation	(309,396)	(322,409)

Oil and Gas Properties, Net	$191,492	$205,320

Field and office equipment	$28,254	$27,542
Less: Accumulated depreciation	(21,827)	(20,762)

Field and Office Equipment, Net	$6,427	$6,780

Total Property and Equipment, Net	$197,919	$212,100

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

On May 8th 2020 , the Company and its lenders entered into a Fourth Amendment to the Third Amended and Restated Credit Agreement.

On September 4, 2020, the Company and its lenders entered into a Fifth Amendment to the Third Amended and Restated Credit Agreement. As of the effective date of this amendment the Company’s borrowing base was decreased to $50 million. The amendment includes an automatic reduction of $666,666.67 to the borrowing base on October 1, 2020, November 1, 2020 and December 1, 2020. The amendment also revised the applicable borrowing base utilization percentages for Eurodollar and ABR loans with a range of 2.5% to 3.5% and 1.5% to 2.5%, respectively. The agreement also adjusted percentages of title and mortgage guarantees supported by the oil and gas properties presented to the administrative agent at each borrowing redetermination as supported by the required reserve report.

At September 30, 2020, the Company had a total of $40 million of borrowings outstanding under its revolving credit facility at a weighted-average interest rate of 3.99 % and $10 million was available for future borrowings. The combined weighted average interest rate paid on outstanding bank borrowings subject to base rate and LIBO interest was 3.94% for the nine months ended September 30, 2020 as compared to 5.44% for nine months ended September 30, 2019. The Company’s borrowings under this credit facility approximates fair value because the interest rates are variable and reflective of market rates.

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

Operating lease costs for the nine months ended September 30, 2020 were $434 thousand. Cash payments included in the operating lease cost for nine months ended September 30, 2020 were $462 thousand. The weighted-average remaining operating lease terms is 10 months. The amortization and interest expense for financing lease amounted to $1,778 and the cash payment for the lease was $1,913 and the lease term remaining was for 7 months.

The payment schedule for the Company’s operating and financing lease obligations as of September 30, 2020 is as follows:

	Operating	Financing
(Thousands of dollars)	Leases	Leases
2020	$154	$2
2021	106	2

Total undiscounted lease payments	$260	$4
Less: Amount associated with discounting	(24)	(0)

Net operating lease liabilities	$236	$4

The Company amended certain leases for office space in Texas and Oklahoma providing for payments of $461 thousand and $89 thousand in 2020 and 2021, respectively.

Rent expense for office space for the nine months ended September 30, 2020 and 2019 was $496,000 and $484,000, respectively.

Asset Retirement Obligation:

A reconciliation of the liability for plugging and abandonment costs for the nine months ended September 30, 2020 is as follows:

September
(Thousands of dollars)	30,
2020
Asset retirement obligation at December 31, 2019	$21,118
Liabilities settled	(1,153)
Liabilities divested	(5,186)

Accretion expense	752
Asset retirement obligation at September 30, 2020	$15,531

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

(9) Related Party Transactions:

The Company, as managing general partner or managing trustee, makes an annual offer to repurchase the interests of the partners and trust unit holders in certain of the Partnerships or Trusts. The Company purchased interests totaling $306,000 for the nine months ended June 30, 2019. The Company had no such repurchases during the nine months ended September 30, 2020.

Payables owed to related parties primarily represent receipts collected by the Company as agent for the joint venture partners, which may include members of the Company’s Board of Directors, for oil and gas sales net of expenses.

(10) Financial Instruments

Fair Value Measurements:

Authoritative guidance on fair value measurements defines fair value, establishes a framework for measuring fair value and stipulates the related disclosure requirements. The Company follows a three-level hierarchy, prioritizing and defining the types of inputs used to measure fair value. The fair values of the natural gas, crude oil price swaps and natural gas liquid swaps are designated as Level 3. The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019:

September 30, 2020	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2020
(Thousands of dollars)
Assets
Commodity derivative contracts	$—	$—	$223	$223

Total assets	—	$—	$223	$223

Liabilities
Commodity derivative contracts	$—	$—	$(766)	$(766)
Total liabilities	$—	$—	$(766)	$(766)

December 31, 2019	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2019

(Thousands of dollars)
Assets
Commodity derivative contracts	$—	$—	$272	$272

Total assets	$—	$—	$272	$272

Liabilities
Commodity derivative contract	$—	$—	$(753)	$(753)
Total liabilities	$—	$—	$(753)	$(753)

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

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the period ended September 30, 2020.

(Thousands of dollars)
Net Liability– December 31, 2019	$(481)
Total realized and unrealized (gains) losses:
Included in earnings (a)	6,114
Purchases, sales, issuances and settlements	(6,176)
Net Liability September 30, 2020	$(543)

a)	Derivative instruments are reported in revenues as realized gain (loss) and on a separately reported line item captioned unrealized gain (loss) on derivative instruments.

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

Interest rate swap derivatives are treated as cash-flow hedges and are used to fix the Company’s floating interest rates on existing debt. The value of interest rate swaps if applicable, would be recorded in accumulated other comprehensive loss, net of tax. There are no current interest rate swaps for the periods ending September 30, 2020 and December 31, 2019.

The following table sets forth the effect of derivative instruments on the consolidated balance sheets at September 30, 2020 and December 31, 2019:

		Fair Value
(Thousands of dollars)	Balance Sheet Location	September 30, 2020	December 31, 2019
Asset Derivatives:
Derivatives not designated as cash-flow hedging instruments:
Natural gas commodity contracts	Derivative asset short-term	$—	$146
Crude oil commodity contracts	Derivative asset short-term	131	126
Natural gas commodity contracts	Derivative asset long-term	92	—

Total		$223	$272

Liability Derivatives:
Derivatives not designated as cash-flow hedging instruments:
Crude oil commodity contracts	Derivative liability short-term	$(206)	$(715)
Natural gas commodity contracts	Derivative liability short-term	(442)	(38)
Natural gas commodity contracts	Derivative liability long-term	(118)	—

Total		$(766)	$(753)

Total derivative instruments		$(543)	$(481)

The following table sets forth the effect of derivative instruments on the consolidated statements of operations for the nine months ended September 30, 2020 and 2019:

	Location of gain (loss) recognized in income	Amount of gain/loss recognized in income
(Thousands of dollars)		2020	2019
Derivatives not designated as cash-flow hedge instruments:
Natural gas commodity contracts	Unrealized gain on derivative instruments, net	$533	$82
Crude oil commodity contracts	Unrealized gain (loss) on derivative instruments, net	5,643	(900)
Natural gas liquids contracts	Unrealized loss on derivative instruments, net	—	(1)
Natural gas commodity contracts	Realized gain (loss) on derivative instruments, net	(576)	90
Crude oil commodity contracts	Realized gain (loss) on derivative instruments, net	514	(1,302)
Natural gas liquids contracts	Realized gain on derivative instruments, net	—	244

		$6,114	$(1,787)

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

	Nine Months Ended September 30,
	2020			2019
	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount
Basic	$65	1,994,175	$0.03	$5,249	2,008,593	$2.61
Effect of dilutive securities:
Options (a)		758,367		—	760,972

Diluted	$65	2,752,542	$0.02	$5,249	2,769,565	$1.90

	Three Months Ended September 30,
	2020			2019
	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount
Basic	$6,501	1,994,177	$3.26	$2,512	2,008,688	$1.25
Effect of dilutive securities:
Options (a)	—	756,154		—	760,552

Diluted	$6,501	2,750,331	$2.36	$2,512	2,769,240	$0.91

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We are the operator of the majority of our developed and undeveloped acreage which is nearly all held by production. In the Permian Basin of West Texas and eastern New Mexico the Company maintains an acreage position of approximately 19,680 gross (12,322 net) acres, 97% of which is located in Reagan, Upton, Martin, and Midland counties of Texas where our current horizontal drilling activity is focused. We believe this acreage has significant resource potential in the Spraberry and Wolfcamp intervals for additional horizontal drilling that could support the drilling of as many as 250 additional horizontal wells. In Oklahoma we maintain an acreage position of approximately 56,360 gross (10,580 net) acres. Our Oklahoma horizontal development is focused primarily in Canadian, Kingfisher, Grady, and Garvin counties. We believe approximately 3,460 net acres in these counties hold significant additional resource potential that could support the drilling of as many as 52 new horizontal wells based on an estimate of four to ten wells per section, depending on the reservoir target area. Should we choose to participate with a working interest in future development, our share of these future capital expenditures would be approximately $40 million at an average 10% ownership level.

Future development plans are established based on various factors, including the expectation of available cash flows from operations and availability of funds under our revolving credit facility.

District Information:

The following table represents certain reserve and well information as of December 31, 2019. Note, the Appalachian District properties, described in the table below, were sold August 1, 2020.

Proved Reserves as of December 31, 2019 (MBoe)	Appalachian	Gulf Coast	Mid- Continent	West Texas	Other	Total
Developed	296	726	2,013	7,582	11	10,628
Undeveloped	—	—	81	3,526	—	3,607
Total	296	726	2,094	11,108	11	14,235
Average Daily Production (Boe per day)	240	348	840	3703	4	5,133
Gross Productive Wells (Working Interest and ORRI Wells)	528	263	567	561	105	2,024
Gross Productive Wells (Working Interest Only)	481	233	418	522	45	1,699
Net Productive Wells (Working Interest Only)	451	143	216	257	4	1,071
Gross Operated Productive Wells	438	125	144	298	—	1,005
Gross Operated Water Disposal, Injection and Supply wells	1	7	44	7	—	59

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

Gulf Coast Region

Our development, exploration and production activities in the Gulf Coast region are primarily concentrated in southeast Texas. This region is managed from our office in Houston, Texas. Principal producing intervals are in the Wilcox, San Miguel, Olmos, and Yegua formations at depths ranging from 3,000 to 12,500 feet. We had 233 producing wells (143 net) in the Gulf Coast region as of December 31, 2019, of which 125 wells are operated by us. Average net daily production in 2019 was 348 Boe. At December 31, 2019, we had 726 MBoe of proved reserves in the Gulf Coast region, which represented 5.1% of our total proved reserves. We maintain an acreage position of over 12,700 gross (5,120 net) acres in this region, primarily in Dimmit and Polk counties. We operate a field service group in this region from a field office in Carrizo Springs, Texas utilizing four workover rigs, nineteen water transport trucks, two saltwater disposal wells and several trucks and excavating equipment. Services including well service support, site preparation and construction services for drilling and workover operations are provided to third-party operators as well as utilized in our own operated wells and locations. As of September 30, 2020, the Gulf Coast region has no operated wells in the process of being drilled, no waterfloods in the process of being installed and no other related activities of material importance.

Mid-Continent Region

Our Mid-Continent activities are concentrated in central Oklahoma. This region is managed from our office in Oklahoma City, Oklahoma. As of December 31, 2019, we had 418 wells (216 net) in the Mid-Continent area, of which 144 wells are operated by us. Principal producing intervals are in the Roberson, Avant, Skinner, Sycamore, Bromide, McLish, Hunton, Mississippian, Oswego, Red Fork, and Chester formations at depths ranging from 1,100 to 10,500 feet. Average net daily production in 2019 was 840 Boe. At December 31, 2019, we had 2,094 MBoe of proved reserves in the Mid-Continent area, or 14.7% of our total proved reserves. We maintain an acreage position of approximately 56,358 gross (10,580 net) acres in this region, primarily in Canadian, Kingfisher, Grant, Major, and Garvin counties. We operate a field service group in this region from a field office in Elmore City, utilizing one workover rig and one saltwater hauling truck. Our Mid-Continent region is actively participating with third-party operators in the horizontal development of lands that include Company owned interest in several counties in the Stack and Scoop plays of Oklahoma where drilling is primarily targeting reservoirs of the Mississippian, and Woodford formations. As of September 30, 2020, in the Mid-Continent region, the Company was is participating in the drilling and/or completion of four wells, with overriding royalty only in eight additional wells, all included as Proved Undeveloped in the 2019 year-end reserve report.

West Texas Region

Our West Texas activities are concentrated in the Permian Basin in Texas and New Mexico. The Spraberry field was discovered in 1949, encompasses eight counties in West Texas and the Company believes it is the largest oil field in the United States. The field is approximately 150 miles long and 75 miles wide at its widest point. The oil produced is West Texas Intermediate Sweet, and the gas produced is casing-head gas with an average energy content of 1,400 Btu. The oil and gas are produced primarily from five intervals; the Upper and Lower Spraberry, the Wolfcamp, the Strawn, and the Atoka, at depths ranging from 6,700 feet to 11,300 feet. This region is managed from our office in Midland, Texas. As of December 31, 2019, we had 522 wells (257 net) in the West Texas area, of which 298 wells are operated by us. Principal producing intervals are in the Spraberry, Wolfcamp, and San Andres formations at depths ranging from 4,200 to 12,500 feet. Average net daily production in 2019 was 3,703 Boe. At December 31, 2019, we had 11,108 MBoe of proved reserves in the West Texas area, or 78% of our total proved reserves. We maintain an acreage position of approximately 19,910 gross (12,560 net) acres in the Permian Basin in West Texas, primarily in Reagan, Upton, Martin and Midland counties and believe this acreage has significant resource potential for horizontal drilling in the Spraberry, Jo Mill, and Wolfcamp intervals. We operate a field service group in this region utilizing nine workover rigs, four hot oiler trucks, one kill truck and two roustabout trucks. Services including well service support, site preparation and construction services for drilling and workover operations are provided to third-party operators as well as utilized in our own operated wells and locations. At December 31, 2019, the Company had committed to participate in the drilling of ten Proved Undeveloped horizontal drilling locations. Seven of the ten wells were drilled by April 15, 2020. One well was put on production in July of this year and six other wells are expected to be producing by May 2021.

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

All of our reserves are located within the continental United States. The following table summarizes our oil and gas reserves at each of the respective dates:

	Reserve Category
	Proved Developed				Proved Undeveloped				Total
	Oil	NGLs	Gas	Total	Oil	NGLs	Gas	Total	Oil	NGLs	Gas	Total
As of December 31,	(MBbls)	(MBbls)	(MMcf)	(MBoe)	(MBbls)	(MBbls)	(MMcf)	(MBoe)	(MBbls)	(MBbls)	(MMcf)	(MBoe)
2017	5,333	1,703	17,143	9,893	505	156	710	779	5,838	1,859	17,853	10,672
2018	6,404	2,707	21,065	12,622	10	12	124	43	6,414	2,719	21,189	12,665
2019	4,381	2,914	19,995	10,268	1,833	1,017	4,547	3,608	6,214	3,931	24,542	14,235

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

At December 31, 2019, the Company had 3,607 Mboe of undeveloped reserves attributable to 22 wells operated by others that were anticipated to be drilled and completed primarily in 2020: ten of these are located in our West Texas horizontal development program and account for 3,526 Mboe of the total, and 12 wells are located in our Oklahoma Scoop-Stack horizontal program and account for 81 Mboe of the total. Of the 12 locations in Oklahoma, six were drilled and are on production, four have been drilled but not yet completed and two are not yet drilled. Nine of the ten wells in West Texas are located on our 1,300 acre Kashmir tract in Upton County. By April 15, of this year six of these had been drilled and are awaiting completion, which is now expected to occur the end of February or beginning of March 2021. Our average 47.76% share of the cost of these six horizontal wells will be approximately $19.4 million. Drilling of the remaining three wells is expected to occur the end of February or beginning of March 2021.

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

RECENT ACTIVITIES

Since the start of our West Texas horizontal drilling program in 2015 and through the third quarter of 2020 the Company has participated in 74 horizontal wells in the Permian Basin, seven of which were drilled in the first half of 2020. Through July 2020, the Company has invested approximately $112 MM in our West Texas horizontal drilling program. Of the 74 total horizontal wells participated in, we have an average of 24% working interest. In 2019, 11 wells were brought on production: the Company has 49% interest in eight of these wells, all one-mile in length, located on our CC-33 tract, and an average 48% interest in two horizontals and 5.3% interest in one additional horizontal, that are each two-miles in length, located on the Kashmir tract. The Company invested approximately $31.5 million in these 11 wells brought on production in 2019. Through the second quarter of 2020, the Company participated in seven new horizontal wells, all located in Upton County, Texas. Six of these are operated by Apache Corporation and one is operated by Pioneer Natural Resources. The Pioneer well was completed in late June and came on production in early July 2020. The six Apache operated wells are anticipated to be completed the end of February or beginning of March 2021.

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

In addition to the 3,260 acreage block under development, the Company is also developing an offsetting 1,300-acre block in Upton County, Texas with Apache Corporation as operator. In the second quarter of 2019 three horizontal wells were completed and brought on production from reservoirs above the Middle Wolfcamp: one in the Wolfcamp “A”, one in the Jo Mill, and one in the Lower Spraberry, confirming the economic viability of these reservoirs on our acreage. Prime holds between 5% and 48% working interest in various depths of this acreage, and of the $26.7 million development cost for these three wells, our share was approximately $9.2 million. As a result of the success of these three wells, six horizontals were drilled in the first half of 2020 on this acreage block. We have an average 47.76% share of these wells. In addition to the six development locations in the Wolfcamp “A”, Jo Mill and Lower Sprayberry of our 1,300-acre block, there are four locations in the Middle Spraberry that are likely to be considered for future development at an estimated gross cost of approximately $30.2 million, with the Company’s share being approximately $14.2 million. Also in the first half of 2020, the Company participated in a horizontal well for 8.36% interest operated by Pioneer Natural Resources that was completed and brought into production in July, 2020. Our total net expenditure for this well has been approximately $630,000.

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

In Central Reagan County, of West Texas, during the third quarter of 2020, the Company has sold deep rights covering approximately 1,950 acres for a purchase price of $10.3 million to-date, with a final total compensation expected to be $10.7 million.

Since the start of our Oklahoma Scoop-Stack horizontal development program, which began in 2013, the Company has participated in 41 horizontal wells for approximately $23.5 million through 2019 with an average of approximately 7% interest. There have been no new wells participated in through the third quarter of 2020. During this same period the Company chose to retain an overriding royalty interest in an additional 69 horizontal wells. In 2019, the Company participated for an average 5.78% interest in 20 horizontal wells in Canadian, Grady, and Kingfisher counties for a net cost of approximately $8.8 million. All 20 wells were completed in 2019, and of these 20 wells, twelve are operated by Encana/Newfield. In addition, the Company is also participating in four wells in Grady County, Oklahoma spud in 2018 that have not yet been completed. During 2019, in Oklahoma, the Company retained an overriding royalty interest in eighteen wells, nine of which were completed in 2019, and nine of which have yet to be completed. Through the third quarter of 2020, the Company has retained an interest in four wells located in Canadian County, Oklahoma, completed in February of this year.

Our horizontal activity in Oklahoma is focused in Canadian, Grady, Kingfisher, Garfield, Major, and Garvin counties where we have approximately 3,401 net acres. We believe this acreage has significant additional resource potential that could support the drilling of as many as 49 new horizontals based on an estimate of six wells per section: three in the Mississippian and three in the Woodford Shale. Should we choose to participate in future development, our share of the capital expenditures would be approximately $34 million at an average 10% ownership level; the Company will otherwise sell its rights for cash, or cash plus a royalty or working interest.

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

In early August 2020, the Company closed on the sale of its West Virginia District operated assets. The sale includes 456 producing wells, along with approximately 35,000 leasehold acres, one salt water disposal well, and operating equipment. The Company has retained an overriding royalty interest, up to 12.5%, in any future drilling of these properties.

RESULTS OF OPERATIONS

2020 and 2019 Compared

We reported net income of $6.5 million, or $3.26 per share and $65 thousand or $0.03 per share for the three and nine months ended September 30, 2020, respectively, as compared to net income of $2.5 million, or $1.25 per share and $5.2 million, or $2.61 per share for the three and nine months ended September 30, 2019, respectively. Current year net income reflects decreases in production combined with commodity price decreases over the three and nine months ended September 30, 2019, increases in gains related to the sale of acreage and changes related to the valuation of derivative instruments. The significant components of income and expense are discussed below.

Oil, gas and NGLs sales decreased $11.2 million, or 55.9% from $20.1 million for the three months ended September 30, 2019 to $8.9 million for the three months ended September 30, 2020 and $41.0 million, or 60.9% from $67.3 million for the nine months ended September 30, 2019 to $26.3 million for the nine months ended September 30, 2020.

The following table summarizes the primary components of production volumes and average sales prices realized for the nine months ended September 30, 2020 and 2019 (excluding realized gains and losses from derivatives).

		Nine months ended September 30,
	2020	2019	Increase / (Decrease)	Increase / (Decrease)
Barrels of Oil Produced	538,000	1,012,000	(474,000)	(47)%
Average Price Received	$38.41	$54.72	$(16.31)	(30)%

Oil Revenue (In 000’s)	$20,663	$55,370	$(34,707)	(63)%

Mcf of Gas Sold	2,038,000	3,549,000	(1,241,000)	(35)%
Average Price Received	$1.06	$1.43	$(0.37)	(26)%

Gas Revenue (In 000’s)	$2,441	$5,057	$(2,616)	(52)%

Barrels of Natural Gas Liquids Sold	319,000	445,000	(126,000)	(28)%
Average Price Received	$10.07	$15.52	$(5.45)	(35)%

Natural Gas Liquids Revenue (In 000’s)	$3,212	$6,906	$(3,694)	(53)%

Total Oil & Gas Revenue (In 000’s)	$26,316	$67,333	$(41,017)	(61)%

		Three months ended September 30,
	2019	2020	Increase / (Decrease)	Increase / (Decrease)
Barrels of Oil Produced	160,000	323,000	(163,000)	(50)%
Average Price Received	$39.62	$52.41	$(12.79)	(24)%

Oil Revenue (In 000’s)	$6,339	$16,928	$(10,589)	(63)%

Mcf of Gas Sold	496,000	1,305,632	(809,632)	(62)%
Average Price Received	$2.12	$1.12	$1.00	89%

Gas Revenue (In 000’s)	$1,052	$1,467	$(415)	(28)%

Barrels of Natural Gas Liquids Sold	106,000	156,983	(50,983)	(32)%
Average Price Received	$13.91	$10.75	$3.16	29%

Natural Gas Liquids Revenue (In 000’s)	$1,474	$1,687	$(213)	(13)%

Total Oil & Gas Revenue (In 000’s)	$8,865	$20,082	$(11.217)	(56)%

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

Field service income decreased $2.3 million or 47.2% from $4.9 million for the third quarter 2019 to $2.6 million for the third quarter 2020 and $5.1 million, or 35.6% from $14.4 million for the nine months ended September 30, 2019 to $9.2 million for the nine months ended September 30, 2020. This decrease is a combined result of decreased utilization and rates charged to customers as oil and gas prices declined during 2020. Workover rig services, hot oil treatments, saltwater hauling and disposal represent the bulk of our field service operations.

Lease operating expense decreased $4.4 million or 53.6% from $8.2 million for the third quarter 2019 to $3.8 million for the third quarter 2020, and decreased $8.1 million or 33.0% from $24.4 million for the nine months ended September 30, 2019 to $16.4 million for the nine months ended September 30, 2020. This decrease is primarily due to the shut-in of high lifting cost properties during 2020 combined with lower production taxes related to lower commodity prices.

Field service expense decreased $2.0 million or 50.3% from $4.0 million for the third quarter 2019 to $2.0 million for the third quarter 2020 and decreased $4.2 million, or 35.9% from $11.6 million for the nine months ended September 30, 2019 to $7.4 million for the nine months ended September 30, 2020. Field service expenses primarily consist of salaries and vehicle operating expenses which have decreased during the three and nine months ended September 30, 2020 over the same periods of 2019 related to decreased utilization of the equipment as oil and gas prices declined during 2020.

Depreciation, depletion, amortization and accretion on discounted liabilities increased $0.1 million, or 1.9% from $9.3 million for the third quarter 2019 to $9.4 million for the third quarter 2020 and decreased $3.3 million, or 9.9% from $27.8 million for the nine months ended September 30, 2019 to $24.5 million for the nine months ended September 30, 2020, reflecting the reduced production rates in the nine months of 2020.

General and administrative expense decreased $0.3 million, or 9.9% from $2.9 million for the three months ended September 30, 2019 to $2.6 million for the three months ended September 30, 2020, and increased $0.3 million, or 2.0% from $12.6 million for the nine months ended September 30, 2019 to $12.9 million for the nine months ended September 30, 2020. This overall increase in 2020 is primarily due to increases in employee wages and benefits during the first quarter offset by staff reductions reflected in the third quarter decrease.

Gain on sale and exchange of assets of $15.0 million for the nine months ended September 30, 2020 consists of principally of sales of deep rights in undeveloped acreage in West Texas and marginal wells in West Virginia.

Interest expense decreased from $0.9 million for the third quarter 2019 to $0.5 million for the third quarter 2020 and from $2.9 million for the nine months ended September 30, 2019 to $1.6 million for the nine months ended September 30, 2020. This decrease reflects the decrease in rates and current borrowings under our revolving credit agreement.

Income tax expense or benefit for the September 30, 2020 and 2019 periods varied due to the change in net income or loss for those periods. The tax benefit recorded for the nine months ended September 30, 2020 includes the benefits related to tax changes under the CARES Act.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from our operations, through our producing oil and gas properties, field services business and sales of acreage.

Net cash provided by operating activities for the nine months ended September 30, 2020 was $17.9 million. Excluding the effects of significant unforeseen expenses or other income, our cash flow from operations fluctuates primarily because of variations in oil and gas production and prices or changes in working capital accounts. Our oil and gas production will vary based on actual well performance but may be curtailed due to factors beyond our control.

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

The Company maintains a Credit Agreement with a maturity date of February 15, 2021, providing for a credit facility totaling $300 million, with a borrowing base of $48 million. As of November 25, 2020, the Company has $40.0 million in outstanding borrowings and $8.0 million in availability under this facility. The bank reviews the borrowing base semi-annually and, at their discretion, may decrease or propose an increase to the borrowing base relative to a re-determined estimate of proved oil and gas reserves. Our oil and gas properties are pledged as collateral for the line of credit and we are subject to certain financial and operational covenants defined in the agreement. We are currently in compliance with these covenants and expect to be in compliance over the next twelve months. If we do not comply with these covenants on a continuing basis, the lenders have the right to refuse to advance additional funds under the facility and/or declare all principal and interest immediately due and payable.

Our credit agreement required us to hedge a portion of our production as forecasted for the PDP reserves included in our borrowing base review engineering reports. Accordingly the Company has in place the following swap and put agreements for oil and natural gas.

	2020	2021	2022	2020	2021	2022
Swap Agreements
Natural Gas (MMBTU)	—	1,166,000	570,000	—	2.46	2.69
Oil (barrels)		24,000			42.42
Put Agreements
Natural Gas (MMBTU)	520,000	500,000		$2.25	$2.00
Oil (barrels)	30,400	66,000		$46.70	$35.00

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

Since the start of our West Texas horizontal drilling program in 2015 and through the third quarter of 2020 the Company has participated in 74 horizontal wells in the Permian Basin, seven of which were drilled in the first half of 2020. Through July 2020, the Company has invested approximately $112 MM in our West Texas horizontal drilling program. Of the 74 total horizontal wells participated in, we have an average of 24% working interest. In 2019, 11 wells were brought on production: the Company has 49% interest in eight of these wells, all one-mile in length, located on our CC-33 tract, and an average 48% interest in two horizontals and 5.3% interest in one additional horizontal, that are each two-miles in length, located on the Kashmir tract. The Company invested approximately $31.5 million in these 11 wells brought on production in 2019. Through the second quarter of 2020, the Company participated in seven new horizontal wells, all located in Upton County, Texas. Six of these are operated by Apache Corporation and one is operated by Pioneer Natural Resources. The Pioneer well was completed in late June and came on production in early July 2020. The six Apache operated wells are anticipated to be completed the end of February or beginning of March 2021.

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

In addition to the 3,260 acreage block under development, the Company is also developing an offsetting 1,300-acre block in Upton County, Texas with Apache Corporation as operator. In the second quarter of 2019 three horizontal wells were completed and brought on production from reservoirs above the Middle Wolfcamp: one in the Wolfcamp “A”, one in the Jo Mill, and one in the Lower Spraberry, confirming the economic viability of these reservoirs on our acreage. Prime holds between 5% and 48% working interest in various depths of this acreage, and of the $26.7 million development cost for these three wells, our share was approximately $9.2 million. As a result of the success of these three wells, six horizontals were drilled in the first half of 2020 on this acreage block. We have an average 47.76% share of these wells. In addition to the six development locations in the Wolfcamp “A”, Jo Mill and Lower Sprayberry of our 1,300-acre block, there are four locations in the Middle Spraberry that are likely to be considered for future development at an estimated gross cost of approximately $30.2 million, with the Company’s share being approximately $14.2 million. Also in the first half of 2020, the Company participated in a horizontal well for 8.36% interest operated by Pioneer Natural Resources that was completed and brought into production in July, 2020. Our total net expenditure for this well has been approximately $630,000.

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

In Central Reagan County, of West Texas, during the third quarter of 2020, the Company has sold deep rights covering approximately 1,950 acres for a purchase price of $10.3 million to-date, with a final total compensation expected to be $10.7 million.

Since the start of our Oklahoma Scoop-Stack horizontal development program, which began in 2013, the Company has participated in 41 horizontal wells for approximately $23.5 million through 2019 with an average of approximately 7% interest. There have been no new wells participated in through the third quarter of 2020. During this same period the Company chose to retain an overriding royalty interest in an additional 69 horizontal wells. In 2019, the Company participated for an average 5.78% interest in 20 horizontal wells in Canadian, Grady, and Kingfisher counties for a net cost of approximately $8.8 million. All 20 wells were completed in 2019, and of these 20 wells, twelve are operated by Encana/Newfield. In addition, the Company is also participating in four wells in Grady County, Oklahoma spud in 2018 that have not yet been completed. During 2019, in Oklahoma, the Company retained an overriding royalty interest in eighteen wells, nine of which were completed in 2019, and nine of which have yet to be completed. Through the third quarter of 2020, the Company has retained an interest in four wells located in Canadian County, Oklahoma, completed in February of this year.

Our horizontal activity in Oklahoma is focused in Canadian, Grady, Kingfisher, Garfield, Major, and Garvin counties where we have approximately 3,401 net acres. We believe this acreage has significant additional resource potential that could support the drilling of as many as 49 new horizontals based on an estimate of six wells per section: three in the Mississippian and three in the Woodford Shale. Should we choose to participate in future development, our share of the capital expenditures would be approximately $34 million at an average 10% ownership level; the Company will otherwise sell its rights for cash, or cash plus a royalty or working interest.

In early August 2020, the Company closed on the sale of its West Virginia District operated assets. The sale includes 456 producing wells, along with approximately 35,000 leasehold acres, one salt water disposal well, and operating equipment. The Company has retained an overriding royalty interest, up to 12.5%, in any future drilling of these properties.

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

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	RISK FACTORS

The Company is a smaller reporting company and no response is required pursuant to this Item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities by the Company during the period covered by this report.

During the nine months ended September 30, 2020, the Company purchased the following shares of common stock as treasury shares.

2020 Month	Number of shares	Average price paid per share		Maximum number of shares that may yet be purchased under the program at month end(1)
January	3,701		$149.30	148,821
February	900		$143.31	147,921
March	200		$139.68	147,921
April	—		$—	147,921
May	—		$—	147,921
June	—		$—	147,921
July	—		$—	147,921
August	—		$—	147,921
September	—		$—	147,921

Total/Average		$

(1)

In December 1993, we announced that the Board of Directors authorized a stock repurchase program whereby we may purchase outstanding shares of the common stock from time-to-time, in open market transactions or negotiated sales. On October 31, 2012 and June 13, 2018, the Board of Directors of the Company approved an additional 500,000 and 200,000 shares respectively, of the Company’s stock to be included in the stock repurchase program. A total of 3,700,000 shares have been authorized, to date, under this program. Through September 30, 2020, a total of 3,552,279 shares have been repurchased under this program for $74,934,725 at an average price of $21.09 per share. Additional purchases of shares may occur as market conditions warrant.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	RESERVED

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit No.

3.1	Certificate of Incorporation of PrimeEnergy Resources Corporation, as amended and restated of December 21, 2018, (filed as Exhibit 3.1 of PrimeEnergy Resources Corporation Form 8-K on December 27, 2018, and incorporated herein by reference).

3.2	Bylaws of PrimeEnergy Resources Corporation as amended and restated as of April 24, 2020 (filed as Exhibit 3.2 of PrimeEnergy Resources Corporation Form 8-K on April 27, 2020 and incorporated herein by reference).

10.18	Composite copy of Non-Statutory Option Agreements (Incorporated by reference to Exhibit 10.18 of PrimeEnergy Resources Corporation Form 10-K for the year ended December 31, 2004).

10.22.5.10	Third Amended and Restated Credit Agreement dated as of February 15, 2017 among PrimeEnergy Resources Corporation, as Borrower, Compass Bank, as Administrative Agent and Lender, Wells Fargo, National Association, as Document Agent, the Lenders Party Hereto (Compass Bank, Wells Fargo, National Association, Citibank, N.A.) and BBVA Compass Bank, as Letter of Credit Issuer and Sole Lead Arranger and Sole Bookrunner (Incorporated by reference to Exhibit 10.22.5.10 to PrimeEnergy Resources Corporation Form 10-K for the year ended December 31, 2016).

10.22.5.10.1	THIRD AMENDMENT TO THIRD AMENDED AND RESTATED CREDIT AGREEMENT dated as of January 8, 2019, among PRIMEENERGY RESOURCES CORPORATION, as Borrower, THE LENDERS PARTY HERETO, COMPASS BANK, as Administrative Agent, WELLS FARGO BANK, NATIONAL ASSOCIATION, as Documentation Agent, and BBVA COMPASS, as Sole Lead Arranger and Sole Book Runner (Incorporated by reference to Exhibit 10.22.5.10.3 to PrimeEnergy Resources Corporation Form 10-K for the year ended December 31, 2018).

10.22.5.10.2	SECOND AMENDMENT TO THIRD AMENDED AND RESTATED CREDIT AGREEMENT dated as of July 17, 2018 among PRIMEENERGY CORPORATION, as Borrower, THE LENDERS PARTY HERETO, COMPASS BANK, as Administrative Agent, WELLS FARGO BANK, NATIONAL ASSOCIATION, as Documentation Agent, and BBVA COMPASS, as Sole Lead Arranger and Sole Book Runner, (Incorporated by reference to Exhibit 10.22.5.10.2 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2018).

10.22.5.10.3	THIRD AMENDMENT TO THIRD AMENDED AND RESTATED CREDIT AGREEMENT dated as of January 8, 2019, among PRIMEENERGY RESOURCES CORPORATION, as Borrower, THE LENDERS PARTY HERETO, COMPASS BANK, as Administrative Agent, WELLS FARGO BANK, NATIONAL ASSOCIATION, as Documentation Agent, and BBVA COMPASS, as Sole Lead Arranger and Sole Book Runner (Incorporated by reference to Exhibit 10.22.5.10.3 to PrimeEnergy Resources Corporation Form 10-K for the year ended December 31, 2018).

10.22.5.10.4	FOURTH AMENDMENT TO THE THIRD AMENDED AND RESTATED CREDIT AGREEMENT dated as of May 8, 2020 among PRIMEENERGY RESOURCES CORPORATION, as Borrower, THE LENDERS PARTY HERETO, BBVA USA (f/k/a COMPASS BANK), as Administrative Agent, WELLS FARGO BANK, NATIONAL ASSOCIATION, as Documentation Agent, and BBVA USA, as Sole Lead Arranger and Sole Book Runner (Filed Herewith).

10.22.5.10.5	FIFTH AMENDMENT TO THIRD AMENDED AND RESTATED CREDIT AGREEMENT dated as of September 4, 2020, among PRIMEENERGY RESOURCES CORPORATION, as Borrower, THE LENDERS PARTY HERETO, BBVA USA (f/k/a COMPASS BANK,) as Administrative Agent, WELLS FARGO BANK, NATIONAL ASSOCIATION, as Documentation Agent, and BBVA USA, as Sole Lead Arranger and Sole Book Runner (Filed Herewith).

10.22.5.11	Amended, Restated and Consolidated Guaranty dated as of February 15, 2017, among PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, EOWS Midland Company and Prime Offshore L.L.C. in favor of Compass Bank, as Administrative Agent for the Lenders (Incorporated by reference to Exhibit 10.22.5.11 to PrimeEnergy Resources Corporation Form 10-K for the year ended December 31, 2016).

10.22.5.12	Amended, Restated and Consolidated Pledge and Security Agreement dated as of February 15, 2017, among PrimeEnergy Resources Corporation, PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, EOWS Midland Company and Prime Offshore L.L.C. and Compass Bank, as Administrative Agent for the Secured Parties (Incorporated by reference to Exhibit 10.22.5.12 to PrimeEnergy Resources Corporation Form 10-K for the year ended December 31, 2016).

10.22.5.13	Amended, Restated and Consolidated Deed of Trust, Mortgage, Security Agreement, Assignment of Production and Financing Statement Dated as of May 5, 2017 (Incorporated by reference to Exhibit 10.22.5.13 to PrimeEnergy Resources Corporation Form 10-Q for the quarter ended March 31, 2017).

10.22.5.14	Deed of Trust, Mortgage, Security Agreement, Assignment of Production and Financing Statement Dated as of May 5, 2017 (Incorporated by reference to Exhibit 10.22.5.14 to PrimeEnergy Resources Corporation Form 10-Q for the quarter ended March 31, 2017).

10.22.5.15	Amended, Restated and Consolidated Mortgage of Oil and Gas Property, Security Agreement, Assignment of Production and Financing Statement Dated as of May 5, 2017 (Incorporated by reference to Exhibit 10.22.5.15 to PrimeEnergy Resources Corporation Form 10-Q for the quarter ended March 31, 2017).

Exhibit No.

14	PrimeEnergy Resources Corporation Code of Business Conduct and Ethics, as amended December 16, 2011 (Incorporated by reference to Exhibit 14 of PrimeEnergy Resources Corporation Form 10-K for the year ended December 31, 2011).

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL (eXtensible Business Reporting Language) Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMEENERGY RESOURCES CORPORATION

Dated: November 25, 2020	By:	/s/ Charles E. Drimal, Jr.
Charles E. Drimal, Jr.
Chairman, President