Form 10-K
period 2020-12-31
PRIMEENERGY RESOURCES CORP
filed 2021-04-26
CIK 56868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

The aggregate market value of the voting stock of the Registrant held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of the last business day of the Registrant’s most recently completed second fiscal quarter, was $40,188,536.

The number of shares outstanding of each class of the Registrant’s Common Stock as of April 23, 2021 was 1,994,177 Common Stock, $0.10 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement to be furnished to stockholders in connection with its Annual Meeting of Stockholders to be held on June 9, 2021, are incorporated by reference in Part III hereof.

FORWARD-LOOKING STATEMENTS AND RISK

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs, the potential impact of epidemics and pandemics, including the COVID-19 coronavirus (“COVID-19”), and plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on our examination of historical operating trends, the information that was used to prepare our estimate of proved reserves as of December 31, 2020, and other data in our possession or available from third parties. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “plan,” “believe,” or “continue” or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, our assumptions about:

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

December 31, 2020

PART I

Item 1.	BUSINESS.

General

PrimeEnergy Resources Corporation (the “Company”) was organized in March, 1973, under the laws of the State of Delaware.

We are an independent oil and natural gas company engaged in acquiring, developing and producing oil and natural gas. We presently own producing and non-producing properties located primarily in Texas, and Oklahoma. All of our oil and gas properties and interests are located in the United States. Through our subsidiaries Prime Operating Company, Eastern Oil Well Service Company and EOWS Midland Company, we act as operator and provide well-servicing support operations for many of the onshore oil and gas wells in which we have an interest, as well as for third parties. We are also active in the acquisition of producing oil and gas properties through joint ventures with industry partners. Our subsidiary, PrimeEnergy Management Corporation (“PEMC”), acts as the managing general partner of one oil and gas limited partnerships (the “Partnerships”), and acts as the managing trustee of one asset and income business trusts (“the Trusts”).

Exploration, Development and Recent Activities

The Company’s activities include development and exploratory drilling. Our strategy is to develop the Company’s extensive oil and gas reserves primarily through horizontal drilling. This strategy includes targeting reservoirs with high initial production rates and cash flow as well as targeting reservoirs with lower initial production rates but with higher expected return on investment. We believe that with today’s technology, horizontal development of our reserves provides superior economic results as compared to vertical development, by delivering higher production rates through greater contact and stimulation of a larger volume of reservoir rock while minimizing the surface footprint required to develop those same reserves.

Maintaining a strong balance sheet and ample liquidity are key components of our business strategy. For 2021, we will continue our focus on preserving financial flexibility and ample liquidity as we manage the risks facing our industry. Our 2021 capital budget is reflective of current commodity prices and has been established based on an expectation of available cash flows, with any cash flow deficiencies expected to be funded by borrowings under our revolving credit facility. As we have done historically to preserve or enhance liquidity, we may adjust our capital program throughout the year, divest non-strategic assets, or enter into strategic joint ventures.

In accordance with SEC rules governing the scheduling of development of proved undeveloped (PUD) reserves, our year-end reserve report includes only those three wells that were slated to be drilled in 2021 along with 10 PUD locations that at year-end 2020 had been drilled but not yet completed. The three new wells drilled in the first quarter of 2021 and the six wells drilled in 2020 on the same Upton County, Texas tract are slated to be completed and on production by the end of the second quarter of 2021. The Company has an average of 47.5% interest in these nine wells. The remaining four PUD horizontal wells, drilled but not completed at year-end, are located in Grady County, Oklahoma. Of these, the Company has 10% interest in one well and less than one percent interest in each of three wells.

Since the start of our West Texas horizontal drilling program in 2015 and through the first quarter of 2021 the Company has participated in 77 horizontal wells in the Permian Basin, one of which was drilled and brought into production in 2020. As of year-end, the Company has invested approximately $108 MM in this drilling program, including over $4 million in six wells drilled in 2020 that will be completed in 2021. In addition, the Company has invested another $3.2 million in three new horizontals drilled in the first quarter of 2021. All nine of these wells are designated as proved undeveloped in the year-end reserve report and are to be completed and on-line by the end of the second quarter of 2021. Of the total 77 horizontal wells in this program, the Company has an average of 30.75% interest in 62 wells, and less than one percent interest in 15 wells.

In Upton County, West Texas, we are developing a contiguous 3,260 acre block with our joint venture partner, Apache Corporation. In this block the Company has leasehold acres with interest between 14% and 56%, depending on the particular lease and depth being developed. In 2018, in this block, eight wells drilled horizontally in the Wolfcamp “B”, were participated in for 49% interest and brought on production in February, 2019. This is believed to be full development of the Wolfcamp “B” reservoir for this lease block. Future development is expected in the Upper Wolfcamp, Jo Mill, and Lower Spraberry reservoirs for this block, following the 2019 successful development of these reservoirs on our offset 1,280 acre lease block of the Kashmir Tract. Given the favorable results achieved by the initial three wells on the 1,280 block it is expected that as many as 54 additional horizontals will be developed on this 3,260 acre block in the near future. The cost of development would be approximately $370.6 million with the Company’s share being approximately $170.8 million. In addition to the 54 wells likely to be drilled for these three reservoirs, there is a fourth target reservoir, the Middle Spraberry, that is also prospective for future development. The potential of the Middle Spraberry on the 3,260 acre block is for 18 horizontal wells to be drilled and completed at a gross cost of approximately $126.3 million with the Company’s share being approximately $61.8 million. The actual number of wells that are eventually drilled as well as the cost and the timing of drilling will vary based upon many factors, including commodity market conditions.

In addition to the 3,260 acre block being developed, as described above, the Company is also developing an offsetting 1,280 acre block in Upton County, Texas, with Apache Corporation as operator. In the second quarter of 2019 three horizontal wells were completed and brought on production from reservoirs above the Middle Wolfcamp: one in the Wolfcamp “A”, one in the Jo Mill, and one in the Lower Spraberry, confirming the economic viability of these reservoirs on our acreage. Prime holds 47.5% working interest in these reservoirs. As a result of the success of the initial three wells, nine new horizontals were spud in the first quarter of 2020 with six being fully drilled by May, 2020. The three remaining wells were drilled in the first quarter of 2021. All nine of these wells are slated for completion and to be on production by the end of the second quarter of 2021. Our average 47.5% share of the cost of these nine horizontal wells will be approximately $26.7 million in total.    In addition to the nine new development locations in the Wolfcamp “A”, Jo Mill and Lower Sprayberry, four locations in the Middle Spraberry will be considered for future development at an estimated gross cost of approximately $30.2 million with the Company’s share being approximately $14.2 million.

Also in the Permian Basin of West Texas, we are developing a 965 acre block with Connoco Phillips in Martin County, Texas. In 2016 and 2017, four horizontal wells were drilled and completed and put on production. The Company owns 35% to 38% interest in this joint venture acreage where Connoco Phillips is the operator. No near-term additional drilling plans have been received from Connoco Phillips, however, offset operators have been actively drilling and their results are encouraging for the future development of multiple landing zones within this acreage block.

In 2020, the Company also added reserves through a 1% Overriding Royalty Interest (ORRI) in one horizontal well and 0.56% ORRI in 10 additional horizontal wells in Midland County, Texas.

In Central Reagan County, of West Texas, during 2020, the Company sold deep rights covering approximately 1,950 acres for net proceeds of $10.8 million.

As of December 31, 2020, we had net capitalized costs related to proved oil and gas properties of $185,098 million. Total expenditures for the acquisition, exploration and development of our properties during 2020 were $8.57 million as we continue development under the programs discussed above. Proved reserves as of December 31, 2020, were 10.4 MMBOE which consisted of 69% proved developed reserves.

In 2020, the Company acquired approximately 232 net acres in Reagan County, Texas for $343,900 and between 15 and 16.66% working interest in 53 oil and gas wells and 16.66% working interest in one salt water disposal well. We also acquired net acreage in Upton County located where the Company currently has leasehold acreage and where future horizontal drilling will likely occur. In addition, the Company acquired 9.36 acres in Upton County, Texas for $5,100, where the Company has leasehold acreage with expected future horizontal development.

We believe that our diversified portfolio approach to our drilling activities produces more consistent and predictable economic results than would otherwise be experienced with a less diversified or higher risk drilling program profile. DoublePoint Energy now in the process of being acquired by Pioneer Natural Resources, entered into a joint development agreement for the horizontal development of lands located in Reagan County, Texas in February of 2021 with PrimeEnergy . The agreement covers approximately 3,680 gross acres of blocked up leasehold to allow for 1.5 and 2 mile horizontal laterals. We believe this agreement represents significant future value for PrimeEnergy.

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

We presently own producing and non-producing properties located primarily in Texas, and Oklahoma, and we own a substantial amount of well servicing equipment.

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

Well Operations

Our operations are conducted through our principal offices in Houston, Texas, and district offices in Houston and Midland, Texas, and Oklahoma City, Oklahoma. We currently operate 760 active wells, including producing, saltwater disposal, injection, and supply wells: 167 through the Houston office, 331 through the Midland office, and 262 through the Oklahoma City office. Substantially all of the wells we operate are wells in which we have an interest.

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

PEMC, as managing general partner of the Partnerships and managing trustee of the Trusts, is responsible for all Partnership and Trust activities, the drilling of development wells and the production and sale of oil and gas from productive wells. PEMC also provides administration, accounting and tax preparation for the Partnerships and Trusts from our offices in Houston, Texas. PEMC is liable for all debts and liabilities of the Partnerships and Trusts, to the extent that the assets of a given limited partnership or trust are not sufficient to satisfy its obligations. We stopped sponsoring partnerships and trusts in 1992. As we entered 2021, we only have one partnership and one trust remaining. All other partnerships and the other trusts have been liquidated. The aggregate number of limited partners in the Partnerships and beneficial owners of the Trusts now administered by PEMC is approximately 69.

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

Gathering services, which occur upstream of FERC jurisdictional transmission services, and which are performed onshore and in state-controlled waters are regulated by state governments. Although the FERC has set forth a general test for determining whether facilities perform a non-jurisdictional gathering function or a jurisdictional transmission function, the FERC’s determinations as to the classification of facilities is conducted on a case-by-case basis. State regulation of natural gas gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements. Although such regulation has not generally been affirmatively applied by state agencies, natural gas gathering may receive greater regulatory scrutiny in the future.

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

At the state level, several states have adopted or are considering legal requirements that could impose more stringent permitting, disclosure and well construction requirements on hydraulic fracturing activities. For example, in May 2013, the RRC adopted new rules governing well casing, cementing and other standards for ensuring that hydraulic fracturing operations do not contaminate nearby water resources. Local governments also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of, or prohibiting, drilling or hydraulic fracturing activities. We believe that we follow applicable standard industry practices and legal requirements for groundwater protection in our hydraulic fracturing activities. Nonetheless, if new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we may be required to incur significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development or production activities and perhaps even be precluded from drilling wells.

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

Major Customers

The Company sells its oil and gas production to a number of direct purchasers under direct contracts or through other operators under joint operating agreements. Listed below are the percent of the Company’s total oil and gas sales made which represented more than 10% of the Company’s oil and gas sales in the year 2020.

Oil Purchasers:
Apache Corporation	47%
Plains All American Inc.	19%
Gas Purchasers:
Apache Corporation	42%
Targa Pipeline Mid-Continent West Tex, LLC	12%

Although there are no long-term purchasing agreements with these purchasers, we believe that they will continue to purchase our oil and gas products and, if not, could be readily replaced by other purchasers.

Employees

At December 31, 2020, we had 96 full time employees, 26 of whom were employed at our principal offices in Houston, Texas, at the offices of Prime Operating Company, Eastern Oil Well Service Company and EOWS Midland Company, and 70 employees who were primarily involved in our district operations in Midland, Texas, Elmore City and Oklahoma City, Oklahoma.

Item 1A.	RISK FACTORS.

The prices of oil, NGL and gas are highly volatile and have declined significantly in recent years. A sustained decline in these commodity prices could materially and adversely affect the Company’s business, financial condition and results of operations.

Our revenues, operating results, financial condition and ability to borrow funds or obtain additional capital depend substantially on prevailing prices for natural gas and oil. Lower commodity prices may reduce the amount of natural gas and oil that we can produce economically. Natural gas prices, based on the twelve-month average first-of-the-month Henry Hub index price, were $1.985 per MMBTU in 2020 as compared to $2.577 per MMBTU in 2019, and have ranged from $2.385 to $2.645 per MMBTU for the first three months of 2021. Average monthly spot crude oil prices for West Texas Intermediate (WTI), as reported by the U.S. Energy Information Administration, were $39.23 per barrel in 2020 as compared to $56.98 per barrel in 2019, and have averaged $57.79 per barrel for the first three months of 2021. The average WTI oil price has rebounded $45.78 a barrel from its low monthly average price of $16.55 per barrel in April, 2020, occurring as a result of the economic slow-down caused by the COVID-19 pandemic, to its most recent monthly average price of $62.33 per barrel in March, 2021.

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

The borrowing base under our revolving credit facility is currently $40 million, and lender commitments under our revolving credit facility are $300 million. The borrowing base is redetermined semi-annually under the terms of the revolving credit facility. In addition, either we or the lenders may request an interim redetermination twice a year or in conjunction with certain acquisitions or sales of oil and gas properties. Our borrowing base may decrease as a result of lower natural gas or oil prices, operating difficulties, declines in reserves, lending requirements or regulations, the issuance of new indebtedness or for other reasons set forth in our revolving credit agreement. In the event of a decrease in our borrowing base due to declines in commodity prices or otherwise, our ability to borrow under our revolving credit facility may be limited and we could be required to repay any indebtedness in excess of the redetermined borrowing base. In addition, we may be unable to access the equity or debt capital markets to meet our obligations, including any such debt repayment obligations.

Strategic determinations, including the allocation of capital and other resources to strategic opportunities, are challenging, and our failure to appropriately allocate capital and resources among our strategic opportunities may adversely affect our financial condition and reduce our growth rate.

Our future growth prospects are dependent upon our ability to identify optimal strategies for our business. In developing our business plan, we considered allocating capital and other resources to various aspects of our businesses including well-development (primarily drilling), reserve acquisitions, exploratory activity, corporate items and other alternatives. We also considered our likely sources of capital. Notwithstanding the determinations made in the development of our 2021 plan, business opportunities not previously identified periodically come to our attention, including possible acquisitions and dispositions. If we fail to identify optimal business strategies, or fail to optimize our capital investment and capital raising opportunities and the use of our other resources in furtherance of our business strategies, our financial condition and growth rate may be adversely affected. Moreover, economic or other circumstances may change from those contemplated by our 2021 plan, and our failure to recognize or respond to those changes may limit our ability to achieve our objectives.

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

We maintain district offices in Midland, Texas and Oklahoma City, Oklahoma and have field offices in Carrizo Springs and Midland, Texas, and Elmore City, Oklahoma.

Substantially all of our oil and gas properties are subject to a mortgage given to collateralize indebtedness or are subject to being mortgaged upon request by our lenders for additional collateral.

The information set forth below concerning our properties, activities, and oil and gas reserves include our interests in affiliated entities.

The following table sets forth the exploratory and development drilling experience with respect to wells in which we participated during the three years ended December 31, 2020. In 2020, we participated in seven new horizontal wells, however, only one well was completed in 2020, and the remaining six wells are to be completed in 2021.

	2020		2019		2018
	Gross	Net	Gross	Net	Gross	Net
Exploratory:
Oil	—	—	—	—	—	—
Gas	—	—	—	—	—	—
Dry	—	—	—	—	—	—
Development:
Oil	1	0.1	18	1.6	28	6.1
Gas	—	—	—	—	—	—
Dry	—	—	—	—	—	—
Total:
Oil	1	0.1	18	1.6	28	6.1
Gas	—	—	—	—	—	—
Dry	—	—	—	—	—	—

	1	0.1	18	1.6	28	6.1

Oil and Gas Production

As of December 31, 2020, we had ownership interests in the following numbers of gross and net producing oil and gas wells (1).

	Gross	Net
Producing wells(1):
Oil Wells	1,008	788
Gas Wells	273	99

(1)

A gross well is a well in which a working interest is owned. A net well is the sum of the fractional revenue interests owned in gross wells. Wells are classified by their primary product. Some wells produce both oil and gas.

The following table shows our net production of oil, NGL and natural gas for each of the three years ended December 31, 2020. “Net” production is net after royalty interests of others are deducted and is determined by multiplying the gross production volume of properties in which we have an interest by percentage of the leasehold, mineral or royalty interest owned by us.

	2020	2019	2018
Oil (barrels)	733,000	1,242,000	1,187,000
NGL (barrels)	437,000	574,000	463,000
Gas (Mcf)	3,381,000	4,397,000	3,735,000

The following table sets forth our average sales prices together with our average production costs per unit of production for the three years ended December 31, 2020.

	2020	2019	2018
Average sales price per barrel of oil	$38.02	$55.04	$60.46
Average sales price per barrel of NGL	$11.22	$15.87	$27.79
Average sales price per Mcf of natural gas	$1.24	$1.49	$2.30
Average production costs per net equivalent barrel of oil(1)	$12.25	$11.52	$13.12

(1)	Net equivalent barrels are computed at a rate of 6 Mcf per barrel and costs exclude production taxes.

Average oil, NGL and gas prices received including the impact of derivatives were:

	2020	2019	2018
Average sales price per barrel of oil	$45.79	$53.58	$57.39
Average sales price per barrel of NGL	$11.22	$16.49	$27.40
Average sales price per Mcf of natural gas	$1.38	$1.51	$2.23

Acreage

The following table sets forth the approximate gross and net undeveloped acreage in which we have leasehold and mineral interests as of December 31, 2020. “Undeveloped acreage” is that acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves.

	Developed		Undeveloped		Total
	Gross	Net	Gross	Net	Gross	Net
Leasehold acreage	101,830	28,101	—	—	101,830	28,101
Mineral fee acreage	1,640	117	19,257	417	20,897	534

Total	103,470	28,218	19,257	417	122,727	28,635

Total Net Undeveloped Acreage Expiration

As of December 31, 2020, we have no acreage subject to expiration during the years ending 2021 through 2023.

Reserves

Our interests in proved developed and undeveloped oil and gas properties, including the interests held by the Partnerships, have been evaluated by Ryder Scott Company, L.P. for each of the three years ended December 31, 2020. The professional qualifications of the technical persons primarily responsible for overseeing the preparation of the reserve estimates can be found in Exhibit 99.1, the Ryder Scott Company, L.P. Report on Registrant’s Reserves Estimates. In matters related to the preparation of our reserve estimates, our district managers report to the Engineering Data manager, who maintains oversight and compliance responsibility for the internal reserve estimate process and provides oversight for the annual preparation of reserve estimates of 100% of our year-end reserves by our independent third-party engineers, Ryder Scott Company, L.P. The members of our district and central groups consist of degreed engineers and geologists with between approximately twenty and thirty-five years of industry experience, and between eight and twenty-five years of experience managing our reserves. Our Engineering Data manager, the technical person primarily responsible for overseeing the preparation of reserves estimates, has over thirty years of experience, holds a Bachelor degree in Geology and an MBA in finance and is a member of the Society of Petroleum Engineers and American Association of Petroleum Geologist. See Part II, Item 8 “Financial Statements and Supplementary Data”, for additional discussions regarding proved reserves and their related cash flows.

All of our reserves are located within the continental United States. The following table summarizes our oil and gas reserves at each of the respective dates:

	Reserve Category
	Proved Developed				Proved Undeveloped				Total
As of December 31,	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf)	Total (MBoe)	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf)	Total (MBoe)	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf)	Total (MBoe)
2018	6,404	2,707	21,065	12,622	10	12	124	43	6,414	2,719	21,189	12,665
2019	4,381	2,914	19,995	10,268	1,833	1,017	4,547	3,608	6,214	3,931	24,542	14,235
2020	2,684	2,258	13,633	7,214	1,784	787	3,897	3,221	4,468	3,045	17,530	10,435

(a)

In computing total reserves on a barrels of oil equivalent (Boe) basis, gas is converted to oil based on its relative energy content at the rate of six Mcf of gas to one barrel of oil and NGLs are converted based upon volume; one barrel of natural gas liquids equals one barrel of oil.

In 2018, the Company drilled and completed 17 horizontal wells in West Texas and 11 horizontal wells in Oklahoma. In addition, the Company added reserves through overriding royalty interest in 16 wells, primarily in Oklahoma and Texas. At year-end 2018, thirteen of the seventeen wells completed in 2018 were designated as Shut-In: eight located in our West Texas horizontal development program that were brought on production in February, 2019, and five in our Oklahoma Scoop-Stack development program, which were brought on production in March, 2019.

At December 31, 2018, our reserve report included 43 MBoe of proved undeveloped reserves attributable to eight horizontal wells that had been drilled but not yet been completed: three of these were completed in 2019, converting 24 Mboe of undeveloped reserves to proved developed, and four remained uncompleted as of December 31, 2020, which account for 18 Mboe of the 43 Mboe. The Company has 9% ownership in one of these four wells and less than 1% in three wells.

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

In 2020, in West Texas we participated in the drilling of seven wells: one for 8.6% which was brought into production in July of 2020, and six wells with an average 47.5% interest that were shut-in and are planned for completion in mid-2021 with production to start early in the third quarter of 2021. The Company invested approximately $4.5 million in these seven wells in 2020. Also in 2020, reserves were added in West Texas through the addition of 11 horizontal wells completed in Midland County, Texas, in which we receive 0.56% to 1% over-riding royalty interest.

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

In 2019, in our Gulf Coast region, we added production through the recompletion of three vertical wells in Polk County, Texas: one operated by the Company in which we have 72.5% interest, and two operated by Unit Petroleum in which the Company owns 2.81% working interest and 3.77 net revenue interest. In 2020, the Company successfully recompleted one additional operated well in the Segno field with a 72.5% interest.

At December 31, 2020, the Company had 3,221 Mboe of proved undeveloped reserves attributable to 13 wells operated by others, three of which are new wells, spud in 2020 but not drilled until the first quarter of 2021 and 10 of which were drilled as of year-end. The three new horizontals along with six uncompleted wells are located in Upton County, Texas and are in the process of being completed and we expect them to be placed on production by the end of the second quarter of 2021. Apache Corporation is the operator of these wells. These nine PUD wells account for 3,127 Mboe of the total undeveloped reserves. The nine wells mentioned above are located on our 1,300 acre Kashmir tract in Upton County, operated by Apache Corporation. Our average 47.5% share of the total cost of these nine horizontal wells will be approximately $26 million. The four remaining PUD wells, drilled but not completed, are located in Grady County, Oklahoma and account for 95 Mboe of the total undeveloped reserves.

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

The estimated future net revenue (using current prices and costs as of those dates) and the present value of future net revenue (at a 10% discount for estimated timing of cash flow) for our proved developed and proved undeveloped oil and gas reserves at the end of each of the three years ended December 31, 2020, are summarized as follows (in thousands of dollars):

	Proved Developed		Proved Undeveloped		Total
As of December 31,	Future Net Revenue	Present Value 10 Of Future Net Revenue	Future Net Revenue	Present Value 10 Of Future Net Revenue	Future Net Revenue	Present Value 10 Of Future Net Revenue	Present Value 10 Of Future Income Taxes	Standardized Measure of Discounted Cash flow
2018	$239,337	$161,376	$767	$525	$240,104	$161,901	$23,992	$137,909
2019	$116,592	$82,155	$42,700	$17,876	$159,292	$100,031	$18,419	$81,612
2020	$43,886	$34,717	$37,346	$21,823	$81,232	$56,539	$14,920	$41,619

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

Natural gas prices, based on the twelve-month average of the first of the month Henry Hub index price, were $1.985 per MMBtu in 2020 as compared to $2.58 per MMBtu in 2019, and $3.10 per MMBtu in 2018. Oil prices, based on the NYMEX first of the month average price, were $39.57 per barrel in 2020 as compared to $55.69 per barrel in 2019, and $65.56 per barrel in 2018. Since January 1, 2020, we have not filed any estimates of our oil and gas reserves with, nor were any such estimates included in any reports to, any federal authority or agency, other than the Securities and Exchange Commission.

District Information

The following table represents certain reserve and well information as of December 31, 2020.

	Gulf Coast	Mid- Continent	West Texas	Other	Total
Proved Reserves as of December 31, 2020 (MBoe)
Developed	517	1,575	5,116	6	7,214
Undeveloped	—	95	3,126	—	3,221
Total	517	1,670	8,242	6	10,435
Average Daily Production (Boe per day)	297	788	3,178	2	4,265
Gross Productive Wells (Working Interest and ORRI Wells)	239	549	556	170	1,514
Gross Productive Wells (Working Interest Only)	209	485	518	69	1,281
Net Productive Wells (Working Interest Only)	124	217	263	2	606
Gross Operated Productive Wells	158	209	325	—	692
Gross Operated Water Disposal, Injection and Supply wells	9	53	6	—	68

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

Gulf Coast Region

Our development, exploitation, exploration and production activities in the Gulf Coast region are primarily concentrated in southeast Texas. This region is managed from our office in Houston, Texas. Principal producing intervals are in the Wilcox, San Miguel, Olmos, and Yegua formations at depths ranging from 3,000 to 12,500 feet. We had 239 producing wells (124 net) in the Gulf Coast region as of December 31, 2020, of which 158 wells are operated by us. Average net daily production in our Gulf Coast Region in 2020 was 297 Boe. At December 31, 2020, we had 517 MBoe of proved reserves in the Gulf Coast region, which represented 5% of our total proved reserves. We maintain an acreage position of over 12,700 gross (5,120 net) acres in this region, primarily in Dimmit and Polk counties. We operate a field service group in this region from a field office in Carrizo Springs, Texas utilizing four workover rigs, nineteen water transport trucks, two saltwater disposal wells and several trucks and excavating equipment. Services including well service support, site preparation and construction services for drilling and workover operations are provided to third-party operators as well as utilized in our own operated wells and locations. As of March 31, 2021, the Gulf Coast region has no operated wells in the process of being drilled, no waterfloods in the process of being installed and no other related activities of material importance.

Mid-Continent Region

Our Mid-Continent activities are concentrated in central Oklahoma. This region is managed from our office in Oklahoma City, Oklahoma. As of December 31, 2020, we had 549 wells (217 net) in the Mid-Continent area, of which 209 wells are operated by us. Principal producing intervals are in the Roberson, Avant, Skinner, Sycamore, Bromide, McLish, Hunton, Mississippian, Oswego, Red Fork, and Chester formations at depths ranging from 1,100 to 10,500 feet. Average net daily production in our Mid-Continent Region in 2020 was 788 Boe. At December 31, 2020, we had 1670 MBoe of proved reserves in the Mid-Continent area, or 16% of our total proved reserves. We maintain an acreage position of approximately 56,000 gross (10,355 net) acres in this region, primarily in Canadian, Kingfisher, Grant, Major, and Garvin counties. We operate a field service group in this region from a field office in Elmore City, utilizing one workover rig and one saltwater hauling truck. Our Mid-Continent region is actively participating with third-party operators in the horizontal development of lands that include Company owned interest in several counties in the Stack and Scoop plays of Oklahoma where drilling is primarily targeting reservoirs of the Mississippian, and Woodford formations. As of March 31, 2021, in the Mid-Continent region, the Company was participating in the completion of four wells included as Proved Undeveloped in the 2020 year-end reserve report.

West Texas Region

Our West Texas activities are concentrated in the Permian Basin in Texas and New Mexico. The Spraberry field was discovered in 1949, encompasses eight counties in West Texas and the Company believes it is the largest oil field in the United States. The field is approximately 150 miles long and 75 miles wide at its widest point. The oil produced is West Texas Intermediate Sweet, and the gas produced is casing-head gas with an average energy content of 1,400 Btu. The oil and gas are produced primarily from five intervals; the Upper and Lower Spraberry, the Wolfcamp, the Strawn, and the Atoka, at depths ranging from 6,700 feet to 11,300 feet. This region is managed from our office in Midland, Texas. As of December 31, 2020, we had 556 wells (263 net) in the West Texas area, of which 325 wells are operated by us. Principal producing intervals are in the Spraberry, Wolfcamp, and San Andres formations at depths ranging from 4,200 to 12,500 feet. Average net daily production in Our West Texas Region in 2020 was 3,178 Boe. At December 31, 2020, we had 8,242 MBoe of proved reserves in the West Texas area, or 79% of our total proved reserves. We maintain an acreage position of approximately 19,679 gross (12,461 net) acres in the Permian Basin in West Texas, primarily in Reagan, Upton, Martin and Midland counties and believe this acreage has significant resource potential for horizontal drilling in the Spraberry, Jo Mill, and Wolfcamp intervals. We operate a field service group in this region utilizing nine workover rigs, four hot oiler trucks, one kill truck and two roustabout trucks. Services including well service support, site preparation and construction services for drilling and workover operations are provided to third-party operators as well as utilized in our own operated wells and locations.

At December 31, 2020, the Company was committed to participate with Apache Corporation in the drilling of three Proved Undeveloped horizontal locations in Upton County, Texas and the completion of these along with six other wells drilled in 2020 on the same tract. The three new horizontals have been drilled and cased as of April 1, 2021. Completion operations for all nine are scheduled for June 2021.

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

	High	Low
2020
First Quarter	$154.38	$47.68
Second Quarter	110.79	49.70
Third Quarter	79.13	62.60
Fourth Quarter	71.80	42.39
2019
First Quarter	$184.20	$70.53
Second Quarter	154.00	118.56
Third Quarter	132.30	106.36
Fourth Quarter	170.99	113.43

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

As of March 25, 2021, there were 251 registered holders of the common stock.

Provisions of our line of credit agreement restrict our ability to pay dividends. Such dividends may be declared out of funds legally available therefore, when and as declared by our Board of Directors.

Issuer Purchases of Equity Securities

In December 1993, we announced that the Board of Directors authorized a stock repurchase program whereby we may purchase outstanding shares of the common stock from time-to-time, in open market transactions or negotiated sales. On October 31, 2012 and June 13, 2018, the Board of Directors of the Company approved an additional 500,000 and 200,000 respectively, shares of the Company’s stock to be included in the stock repurchase program. A total of 3,700,000 shares have been authorized, to date, under this program. Through December 31, 2020, a total of 3,552,279 shares have been repurchased under this program for $74,934,725 at an average price of $21.09 per share. Additional purchases of shares may occur as market conditions warrant. We expect future purchases will be funded with internally generated cash flow or from working capital.

2020 Month	Number of Shares	Average Price Paid per share	Maximum Number of Shares that May Yet Be Purchased Under The Program at Month-End
January	3,701	$149.30	148,821
February	900	143.31	147,921
March	200	139.68	147,921
April	—	—	147,921
May	—	—	147,921
June	—	—	147,921
July	—	—	147,921
August	—	—	147,921
September	—	—	147,921
October	—	—	147,921
November	—	—	147,921
December	—	—	147,921

Total / Average	4.801	$147.78

Item 6.	SELECTED FINANCIAL DATA

We are a smaller reporting company and therefore no response is required pursuant to this Item.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview:

We are an independent oil and natural gas company engaged in acquiring, developing and producing oil and natural gas. We presently own producing and non-producing properties located primarily in Texas, and Oklahoma. In addition, we own a substantial amount of well servicing equipment. All our oil and gas properties and interests are located in the United States. Assets in our principal focus areas include mature properties with long-lived reserves and significant development opportunities as well as newer properties with development and exploration potential. We believe our balanced portfolio of assets and our ongoing hedging program position us well for both the current commodity price environment and future potential upside as we develop our attractive resource opportunities. Our primary sources of liquidity are cash generated from our operations and our credit facility.

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

Market Conditions and Commodity Prices:

Our financial results depend on many factors, particularly the price of natural gas and crude oil and our ability to market our production on economically attractive terms. Commodity prices are affected by many factors outside of our control, including changes in market supply and demand, which are impacted by weather conditions, pipeline capacity constraints, inventory storage levels, basis differentials and other factors. In addition, our realized prices are further impacted by our derivative and hedging activities. We derive our revenue and cash flow principally from the sale of oil, natural gas and NGLs. As a result, our revenues are determined, to a large degree, by prevailing prices for crude oil, natural gas and NGLs. We sell our oil and natural gas on the open market at prevailing market prices or through forward delivery contracts. Because some of our operations are located outside major markets, we are directly impacted by regional prices regardless of Henry Hub, WTI or other major market pricing. The market price for oil, natural gas and NGLs is dictated by supply and demand; consequently, we cannot accurately predict or control the price we may receive for our oil, natural gas and NGLs. Index prices for oil,natural gas, and NGLs have improved since the lows of 2020 however we expect prices to remain volatile and consequently cannot determine with any degree of certainty what effect increases or decreases in these prices will have on our capital program, production volumes or revenues.

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

Net cash provided by operating activities for the year ended December 31, 2020 was $16.4 million, compared to $27.2 million in the prior year. Excluding the effects of significant unforeseen expenses or other income, our cash flow from operations fluctuates primarily because of variations in oil and gas production and prices or changes in working capital accounts. Our oil and gas production will vary based on actual well performance but may be curtailed due to factors beyond our control.

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

Maintaining a strong balance sheet and ample liquidity are key components of our business strategy. For 2021, we will continue our focus on preserving financial flexibility and ample liquidity as we manage the risks facing our industry. Our 2021 capital budget is reflective of commodity prices and has been established based on an expectation of available cash flows, with any cash flow deficiencies expected to be funded by borrowings under our revolving credit facility. As we have done historically to preserve or enhance liquidity we may adjust our capital program throughout the year, divest assets, or enter into strategic joint ventures. We are actively in discussions with financial partners for funding to develop our asset base and, if required, pay down our revolving credit facility should our borrowing base become limited due to the deterioration of commodity prices.

The Company maintains a Credit Agreement with a maturity date of February 15, 2023, providing for a credit facility totaling $300 million, with a borrowing base of $40 million. As of April 15, 2021, the Company has $35.95 million in outstanding borrowings and $4.05 million in availability under this facility. The bank reviews the borrowing base semi-annually and, at their discretion, may decrease or propose an increase to the borrowing base relative to a re-determined estimate of proved oil and gas reserves. The next borrowing base review is scheduled for July 2021. Our oil and gas properties are pledged as collateral for the line of credit and we are subject to certain financial and operational covenants defined in the agreement. We are currently in compliance with these covenants and expect to be in compliance over the next twelve months. If we do not comply with these covenants on a continuing basis, the lenders have the right to refuse to advance additional funds under the facility and/or declare all principal and interest immediately due and payable. Our borrowing base may decrease as a result of lower natural gas or oil prices, operating difficulties, declines in reserves, lending requirements or regulations, the issuance of new indebtedness or for other reasons set forth in our revolving credit agreement. In the event of a decrease in our borrowing base due to declines in commodity prices or otherwise, our ability to borrow under our revolving credit facility may be limited and we could be required to repay any indebtedness in excess of the re-determined borrowing base.

Our credit agreement requires us to hedge a portion of our production as forecasted for the PDP reserves included in our borrowing base review engineering reports. Accordingly, the Company has in place the following swap and put agreements for oil and natural gas.

	2021	2022	2023	2021	2022	2023
Swap Agreements
Natural Gas (MMBTU)	1,219,000	928,000	131,000	$2.48	$2.67	$2.81
Oil (barrels)	157,500	196,200	27,200	$53.60	$51.99	$50.31
Put Agreements
Oil (barrels)	30,000			$35.00

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

In 2019, we participated in the drilling of three horizontal wells in Upton County, Texas, adding significantly to our proved reserves, as these probable undeveloped locations were the initial test wells in the Wolfcamp “A” the Jo Mill and the Lower Spraberry of this acreage. These tests proved-up these reservoirs for the 1,280 acre block in which they were drilled and led to the drilling of nine additional wells in 2020 and the first quarter of 2021.

In early 2020, six of the nine horizontals mentioned above were drilled, and in the first quarter of 2021 the remaining three were drilled. All nine wells are slated for completion and to be on production by the end of the second quarter of 2021. We have an average 47.5% interest in these wells and our anticipated total investment is expected to be approximately $27 million.

The successful development of these reservoirs has also proved-up locations to be drilled on our nearby 3,260-acre block in which the Company holds between 14% and 56% interest. It is anticipated that development of as many as 54 additional horizontal wells on this 3,260-acre block will occur over the coming years. The cost of such development will be approximately $370 million with the Company’s share being approximately $170 million. The actual number of wells that will be drilled, the cost, and the timing of drilling will vary based upon many factors, including commodity market conditions.

Also in 2020, in Upton County, Texas, we participated for 8.3% interest in the horizontal drilling of a well operated by Pioneer Natural Resources that was completed and on production in July of 2020. Our total net expenditure for this well was approximately $580,000.

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

The Company maintains an acreage position of 19,679 gross (12,461 net) acres in the Permian Basin in West Texas, primarily in Reagan, Upton, Martin and Midland counties and we believe this acreage has significant resource potential in as many as 10 reservoirs, including benches of the Spraberry, Jo Mill, and Wolfcamp that support the potential drilling of as many as 180 additional horizontal wells.

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

To supplement cash flow and finance our drilling program during 2020, the Company sold or farmed-out leasehold rights through one transaction in Texas, receiving gross proceeds of approximately $10.8 million in exchange for 1950 net leasehold acres specific to certain depths, reserving rights to shallower and deeper formations for future development.

The majority of our capital spending is discretionary, and the ultimate level of expenditures will be dependent on our assessment of the oil and gas business environment, the number and quality of oil and gas prospects available, the market for oilfield services, and oil and gas business opportunities in general.

The Company has in place both a stock repurchase program and a limited partnership interest repurchase program. Spending under these programs in 2020 and 2019 was $1,452 thousand and $5.9 million, respectively. The Company expects continued spending under these programs in 2021.

Results of Operations:

2020 and 2019 Compared

We reported a net loss of $2.3 million for 2020, or $1.16 per share, compared to net income of $3.5 million, or $1.72 per share for 2019. The current year net loss reflects decreases in production combined with commodity price decreases, increases in gains related to the sale of acreage and changes related to the valuation of derivative instruments. The significant components of income and expense are discussed below.

Oil, NGL and gas sales decreased $47.0 million, or 56% to $37.0 million for the year ended December 31, 2020 from $84.0 million for the year ended December 31, 2019. Crude oil, NGL and natural gas sales vary due to changes in volumes of production sold and realized commodity prices. Our realized prices at the well head decreased an average of $17.02 per barrel, or 30.9% on crude oil, decreased an average of $4.65 per barrel, or 29.3% on NGL and decreased $0.25 per Mcf, or 16.60% on natural gas during 2020 as compared to 2019.

Our crude oil production decreased by 509,000 barrels, or 41.0% to 733,000 barrels for the year ended December 31, 2020 from 1,242,000 barrels for the year ended December 31, 2019. Our NGL production decreased by 137,000 or 23.9% to 437,000 for the year ended December 31, 2020 from 574,000 barrels for the year ended December 31, 2019. Our natural gas production decreased by 1,016 MMcf, or 23.1% to 3,381 MMcf for the year ended December 31, 2020 from 4,397 MMcf for the year ended December 31, 2019. The decreases in crude oil, NGL and natural gas production volumes are a result of the natural decline of existing properties combined with the shut in of marginal properties due to low commodity prices, slightly offset by new wells placed in production.

The following table summarizes the primary components of production volumes and average sales prices realized for the years ended December 31, 2020 and 2019 (excluding realized gains and losses from derivatives).

	Twelve months ended December 31,		Increase / (Decrease)	Increase / (Decrease)
	2020	2019
Barrels of Oil Produced	733,000	1,242,000	(509,000)	(41.00)%
Average Price Received	$38.02	$55.04	$(17.02)	(30.90)%

Oil Revenue (In 000’s)	$27,865	$68,366	$(40,501)	(59.20)%

Mcf of Gas Sold	3,381,000	4,397,000	(1,016,000)	(23.10)%
Average Price Received	$1.24	$1.49	$(0.25)	(16.60)%

Gas Revenue (In 000’s)	$4,202	$6,539	$(2,337)	(35.70)%

Barrels of Natural Gas Liquids Sold	437,000	574,000	(137,000)	(23.90)%
Average Price Received	$11.22	$15.87	$(4.65)	(29.30)%

Natural Gas Liquids Revenue (In 000’s)	$4,906	$9,110	$(4,204)	(46.10)%

Total Oil & Gas Revenue (In 000’s)	$36,973	$84,015	$(47,042)	(56.00)%

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

The following table summarizes the results of our derivative instruments for the twelve months ended December 2020 and 2019:

	Twelve months ended December 31,
	2020	2019
Oil derivatives – realized gains (losses)	$5,697	$(1,814)
Oil derivatives – unrealized gains (losses)	161	(2,776)

Total gains (losses) on oil derivatives	$5,858	$(4,590)
Natural gas derivatives – realized gains	476	90
Natural gas derivatives – unrealized (losses) gains	(351)	123

Total gains on natural gas derivatives	$125	$213
NGL derivatives – realized gains	—	353
NGL derivatives – unrealized losses	—	(124)

Total gains on NGL derivatives	$—	$229

Total gains (losses) on oil, natural gas and NGL derivatives	$5,983	$(4,148)

Prices received for the twelve months ended December 31, 2020 and 2019, respectively, including the impact of derivatives were:

	2020	2019	Increase / (Decrease)	Increase / (Decrease)
Oil Price	$45.79	$53.58	$(7.79)	(14.50)%
Gas Price	$1.38	$1.51	$(0.13)	(8.40)%
NGL Price	$11.22	$16.49	$(5.27)	(31.90)%

Field service income decreased $8.1 million, or 42.1% to $11.1 million for the year ended December 31, 2020 from $19.2 million for the year ended December 31, 2019. This decrease is a combined result of decreased utilization and rates charged to customers as oil and gas prices declined during 2020. Workover rig services, hot oil treatments, saltwater hauling and disposal represent the bulk of our field service operations.

Lease operating expenses decreased $10.4 million, or 31.2% to $23.0 million for the year ended December 31, 2020 from $33.5 million for the year ended December 31, 2019. This decrease is primarily due to the shut-in of high lifting cost properties during 2020 combined with lower production taxes related to lower commodity prices.

Field service expense decreased $6.4 million, or 41.7% to $9.0 million for the year ended December 31, 2020 from $15.4 million for the year ended December 31, 2019. Field service expenses primarily consist of salaries and vehicle operating expenses which have decreased during 2020 related to decreased utilization of our equipment services.

Depreciation, depletion, amortization and accretion on discounted liabilities decreased $8.0 million, or 22.1% to $28.2 million for the year ended December 31, 2020 from $36.2 million for the year ended December 31, 2019. The DD&A expense is primarily attributable to our properties in West Texas and Oklahoma, reflecting the declining cost basis of those properties.

General and administrative expense decreased $0.6 million, or 3.91% to $15.0 million for the year ended December 31, 2020 from $15.6 million for the year ended December 31, 2019. This decrease in 2020 reflects cost reductions put in place responding to sharply lower commodity prices.

Gain on sale and exchange of assets of $15.8 million for the year ended December 31, 2020 and $4.6 million for the year ended December 31, 2019 consists principally of sales of deep rights in undeveloped acreage in West Texas and marginal wells in West Virginia.

Interest expense decreased $1.7 million, or 47.7% to $1.9 million for the year ended December 31, 2020 from $3.6 million for the year ended December 31, 2019. This decrease reflects reduced overall debt for 2020 as compared to 2019. The average interest rate paid on outstanding bank borrowings under its revolving credit facility during 2020 and 2019 were 3.95% and 5.34%, respectively. As of December 31, 2020 and 2019, the total outstanding borrowings under its revolving credit facility were $37.0 million and $53.5 million, respectively.

Tax expense of $1.4 and tax benefit of $0.5 million were recorded for the years ended December 31, 2019 and 2020, respectively. The change in our income tax provision was primarily due to the decrease in pre-tax income for the year ended December 31, 2020 and the change in the deferred income tax assets and liabilities related to Alternative Minimum Tax Credit refunds during 2020.

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

Members of our management, including our chief executive officer and chief financial officer, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of December 31, 2020 the end of the period covered by this Report. Based upon that evaluation, these officers concluded that our disclosure controls and procedures were effective as of December 31, 2020.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2020.

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

There have been no changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	OTHER INFORMATION.

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information relating to the Company’s Directors, nominees for Directors and executive officers will be included in the Company’s definitive proxy statement relating the Company’s Annual Meeting of Stockholders to be held in June, 2021, and which is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION.

Information relating to executive compensation will be included in the Company’s definitive proxy statement relating to the Company’s Annual Meeting of Stockholders to be held in June, 2021, and which is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information relating to security ownership of certain beneficial owners and management will be included in the Company’s definitive proxy statement relating to the Company’s Annual Meeting of Stockholders to be held in June, 2021, and which is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information relating to certain transactions by Directors and executive officers of the Company will be included in the Company’s definitive proxy statement relating to the Company’s Annual Meeting of Stockholders to be held in June, 2021, and which is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information relating to principal accountant fees and services will be included in the Company’s definitive proxy statement relating to the Company’s Annual Meeting of Stockholders to be held in June, 2021, and which is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this Report:

1.	Financial statements (Index to Consolidated Financial Statements at page F-1 of this Report)

2.	Financial Statement Schedules (Index to Consolidated Financial Statements – Supplementary Information at page F-1 of this Report)

3.	Exhibits:

Exhibit No.

3.1	Certificate of Incorporation of PrimeEnergy Resources Corporation, as amended and restated of December 21, 2018, (filed as Exhibit 3.1 of PrimeEnergy Resources Corporation Form 8-K on December 27, 2018, and incorporated herein by reference).

3.2	Bylaws of PrimeEnergy Resources Corporation as amended and restated as of April 24, 2020 (filed as Exhibit 3.2 of PrimeEnergy Resources Corporation Form 8-K on April 27, 2020 and incorporated herein by reference).

10.18	Composite copy of Non-Statutory Option Agreements (Incorporated by reference to Exhibit 10.18 of PrimeEnergy Resources Corporation Form 10-K for the year ended December 31, 2004).

10.22.5.10	Third Amended and Restated Credit Agreement dated as of February 15, 2017 among PrimeEnergy Resources Corporation, as Borrower, Compass Bank, as Administrative Agent and Lender, Wells Fargo, National Association, as Document Agent, the Lenders Party Hereto (Compass Bank, Wells Fargo, National Association, Citibank, N.A.) and BBVA Compass Bank, as Letter of Credit Issuer and Sole Lead Arranger and Sole Bookrunner (Incorporated by reference to Exhibit 10.22.5.10 to PrimeEnergy Resources Corporation Form 10-K for the year ended December 31, 2016).

10.22.5.10.1	THIRD AMENDMENT TO THIRD AMENDED AND RESTATED CREDIT AGREEMENT dated as of January 8, 2019, among PRIMEENERGY RESOURCES CORPORATION, as Borrower, THE LENDERS PARTY HERETO, COMPASS BANK, as Administrative Agent, WELLS FARGO BANK, NATIONAL ASSOCIATION, as Documentation Agent, and BBVA COMPASS, as Sole Lead Arranger and Sole Book Runner (Incorporated by reference to Exhibit 10.22.5.10.3 to PrimeEnergy Resources Corporation Form 10-K for the year ended December 31, 2018).

10.22.5.10.2	SECOND AMENDMENT TO THIRD AMENDED AND RESTATED CREDIT AGREEMENT dated as of July 17, 2018 among PRIMEENERGY CORPORATION, as Borrower, THE LENDERS PARTY HERETO, COMPASS BANK, as Administrative Agent, WELLS FARGO BANK, NATIONAL ASSOCIATION, as Documentation Agent, and BBVA COMPASS, as Sole Lead Arranger and Sole Book Runner, (Incorporated by reference to Exhibit 10.22.5.10.2 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2018).

10.22.5.10.3	THIRD AMENDMENT TO THIRD AMENDED AND RESTATED CREDIT AGREEMENT dated as of January 8, 2019, among PRIMEENERGY RESOURCES CORPORATION, as Borrower, THE LENDERS PARTY HERETO, COMPASS BANK, as Administrative Agent, WELLS FARGO BANK, NATIONAL ASSOCIATION, as Documentation Agent, and BBVA COMPASS, as Sole Lead Arranger and Sole Book Runner (Incorporated by reference to Exhibit 10.22.5.10.3 to PrimeEnergy Resources Corporation Form 10-K for the year ended December 31, 2018).

10.22.5.10.4	FOURTH AMENDMENT TO THE THIRD AMENDED AND RESTATED CREDIT AGREEMENT dated as of May 8, 2020 among PRIMEENERGY RESOURCES CORPORATION, as Borrower, THE LENDERS PARTY HERETO, BBVA USA (f/k/a COMPASS BANK), as Administrative Agent, WELLS FARGO BANK, NATIONAL ASSOCIATION, as Documentation Agent, and BBVA USA, as Sole Lead Arranger and Sole Book Runner (Incorporated by reference to 10.22.5.10.4 to PrimeEnergy Resources Corporation Form 10-Q for the quarter ended September 30, 2020).

10.22.5.10.5	FIFTH AMENDMENT TO THIRD AMENDED AND RESTATED CREDIT AGREEMENT dated as of September 4, 2020, among PRIMEENERGY RESOURCES CORPORATION, as Borrower, THE LENDERS PARTY HERETO, BBVA USA (f/k/a COMPASS BANK,) as Administrative Agent, WELLS FARGO BANK, NATIONAL ASSOCIATION, as Documentation Agent, and BBVA USA, as Sole Lead Arranger and Sole Book Runner (Incorporated by reference to 10.22.5.10.5 to PrimeEnergy Resources Corporation Form 10-Q for the quarter ended September 30, 2020).

10.22.5.10.6	10.22. SIXTH AMENDMENT TO THIRD AMENDED AND RESTATED CREDIT AGREEMENT dated as of FEBRUARY 11, 2021, among PRIMEENERGY RESOURCES CORPORATION, as Borrower, THE GUARANTORS PARTY HERETO, THE LENDERS PARTY, HERETO, BBVA USA, as Administrative Agent and BBVA USA, as Sole Lead Arranger and Sole Book Runner (Incorporated by reference to Exhibit 10.22.5.10.6 to PrimeEnergy Resources Corporation Form 8-K dated February 12, 2021).

10.22.5.11	Amended, Restated and Consolidated Guaranty dated as of February 15, 2017, among PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, EOWS Midland Company and Prime Offshore L.L.C. in favor of Compass Bank, as Administrative Agent for the Lenders (Incorporated by reference to Exhibit 10.22.5.11 to PrimeEnergy Resources Corporation Form 10-K for the year ended December 31, 2016).

10.22.5.12	Amended, Restated and Consolidated Pledge and Security Agreement dated as of February 15, 2017, among PrimeEnergy Resources Corporation, PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, EOWS Midland Company and Prime Offshore L.L.C. and Compass Bank, as Administrative Agent for the Secured Parties (Incorporated by reference to Exhibit 10.22.5.12 to PrimeEnergy Resources Corporation Form 10-K for the year ended December 31, 2016).

10.22.5.13	Amended, Restated and Consolidated Deed of Trust, Mortgage, Security Agreement, Assignment of Production and Financing Statement Dated as of May 5, 2017 (Incorporated by reference to Exhibit 10.22.5.13 to PrimeEnergy Resources Corporation Form 10-Q for the quarter ended March 31, 2017).

10.22.5.14	Deed of Trust, Mortgage, Security Agreement, Assignment of Production and Financing Statement Dated as of May 5, 2017 (Incorporated by reference to Exhibit 10.22.5.14 to PrimeEnergy Resources Corporation Form 10-Q for the quarter ended March 31, 2017).

10.22.5.15	Amended, Restated and Consolidated Mortgage of Oil and Gas Property, Security Agreement, Assignment of Production and Financing Statement Dated as of May 5, 2017 (Incorporated by reference to Exhibit 10.22.5.15 to PrimeEnergy Resources Corporation Form 10-Q for the quarter ended March 31, 2017).

14	PrimeEnergy Resources Corporation Code of Business Conduct and Ethics, as amended December 16, 2011 (Incorporated by reference to Exhibit 14 of PrimeEnergy Resources Corporation Form 10-K for the year ended December 31, 2011).

21	Subsidiaries (filed herewith).

23	Consent of Ryder Scott Company, L.P. (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Summary Reserve Report dated March 23, 2020, of Ryder Scott Company, L.P. (filed herewith).

101.INS	XBRL (eXtensible Business Reporting Language) Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd , day of April 2021.

PrimeEnergy Resources Corporation

By:	/s/ Charles E. Drimal, Jr.
Charles E. Drimal, Jr.
Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 23rd day of April 2021.

/s/ Charles E. Drimal, Jr. Charles E. Drimal, Jr.	Chairman, Chief Executive Officer and President; The Principal Executive Officer

/s/ Beverly A. Cummings Beverly A. Cummings	Director, Executive Vice President and Treasurer; The Principal Financial Officer

/s/ Clint Hurt Clint Hurt	Director	/s/ Thomas S. T. Gimbel Thomas S. T. Gimbel	Director

/s/ H. Gifford Fong H. Gifford Fong	Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Financial Statements
Consolidated Balance Sheet – As of December 31, 2020 and 2019	F-5
Consolidated Statement of Operations – For the years ended December 31, 2020 and 2019	F-6
Consolidated Statement of Equity – For the years ended December 31, 2020 and 2019	F-7
Consolidated Statement of Cash Flows – For the years ended December 31, 2020 and 2019	F-8
Notes to Consolidated Financial Statements	F-9
Supplementary Information:
Capitalized Costs Relating to Oil and Gas Producing Activities, years ended December 31, 2020 and 2019	F-22
Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities, years ended December 31, 2020 and 2019	F-22
Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves, years ended December 31, 2020 and 2019	F-22
Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves, years ended December 31, 2020 and 2019	F-23
Reserve Quantity Information, years ended December 31, 2020 and 2019	F-24
Results of Operations from Oil and Gas Producing Activities, years ended December 31, 2020 and 2019	F-24
Notes to Supplementary Information	F-25

INDEPENDENT AUDITORS’ REPORT

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PrimeEnergy Resources Corporation and Subsidiaries:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PrimeEnergy Resources Corporation and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Depreciation, Depletion and Amortization and Impairment of Property and Equipment

Description of the Matter	At December 31, 2020, the carrying value of the Company’s property and equipment was $191.1 million and depreciation, depletion and amortization (DD&A) expense was $27.3 million for the year then ended. As described in Note 1, the Company follows the “successful efforts” method of accounting for its oil and gas properties. Under the “successful efforts” method, costs of acquiring undeveloped oil and gas leasehold acreage, including lease bonuses, brokers’ fees and other related costs are capitalized. Provisions for impairment of undeveloped oil and gas leases are based on periodic evaluations. Annual lease rentals and exploration expenses, including geological and geophysical expenses and exploratory dry hole costs, are charged against income as incurred. Costs of drilling and equipping productive wells, including development dry holes and related production facilities, are capitalized. All other property and equipment are carried at cost. Depreciation and depletion of oil and gas production equipment and properties are determined under the unit-of-production method based on estimated proved developed recoverable oil and gas reserves. Depreciation of all other equipment is determined under the straight-line method using various rates based on useful lives generally ranging from 5 to 10 years. The cost of assets and related accumulated depreciation is removed from the accounts when such assets are disposed of, and any related gains or losses are reflected in current earnings.

Interest costs related to financing major oil and gas projects in progress are capitalized until the projects are evaluated or until the projects are substantially complete and ready for their intended use if the projects are evaluated and successful

The Company reviews long-lived assets, including oil and gas properties, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recovered. If the carrying amounts are not expected to be recovered by undiscounted cash flows, the assets are impaired, and an impairment loss is recorded. The amount of impairment is based on the estimated fair value of the assets determined by discounting anticipated future net cash flows.

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

Auditing the Company’s DD&A and impairment calculations is complex because of the use of independent petroleum engineers and the evaluation of management’s determination of the inputs described above used by the engineers in estimating oil and gas reserves.

How We Addressed the Matter in Our Audit

We obtained an understanding and evaluated the design of the Company’s controls over its process to calculate DD&A and impairment, including management’s controls over the completeness and accuracy of the financial data utilized by the engineers in estimating oil and gas reserves.

Our audit procedures included, among others, evaluating the professional qualifications and objectivity of the Company’s independent petroleum engineers responsible for the preparation of the proved oil and gas reserve estimates for select properties. In addition, we compared the Company’s recent production with its reserve estimates for properties that have significant production or significant reserve quantities and inquired of disproportionate ratios that did not align with our expectations. We also tested the mathematical accuracy of the DD&A and impairment calculations, including comparing the oil and gas reserve amounts used in the calculations to the Company’s reserve reports.

Accounting for Asset Retirement Obligations

Description of the Matter

At December 31, 2020, the asset retirement obligation (ARO) balance totaled $13.7 million. As further described in Note 5, the Company’s ARO primarily represents the estimated present value of the amount the Company will incur to plug, abandon, and remediate producing properties at the end of their productive lives, in accordance with applicable state laws. The Company determined its asset retirement obligation by calculating the present value of estimated cash flows related to the liability. The asset retirement obligation is recorded as a liability at its estimated present value at its inception, with an offsetting increase to producing properties. Periodic accretion of discount of the estimated liability is recorded as an expense in the statement of operations.

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

Auditing the Company’s ARO is complex and highly judgmental because of the significant estimation by management in determining the obligation. In particular, the estimate was sensitive to significant subjective assumptions such as retirement cost estimates and the estimated timing of settlements, which are both affected by expectations about future market and economic conditions.

How We Addressed the Matter in Our Audit	We obtained an understanding and evaluated the design of the Company’s internal controls over its ARO estimation process, including management’s review of the significant assumptions that have a material effect on the determination of the obligations. To test the ARO for the Company, our audit procedures included, among others, assessing the significant assumptions and inputs used in the valuation, such as retirement cost estimates and timing of settlement assumptions. Additionally, we compared the ARO against historical results, reviewed the reasonableness of the discount rate utilized in the estimate, considered the reasonableness of the current and long-term portion of the obligation by comparing the accretion expense trends, and considered the completeness of the properties included in the estimate by comparing to the Company’s reserve reports.

GRASSI & CO., CPAs, P.C.

We have served as the Company’s auditor since 1989.

New York, New York

April 23, 2021

PRIMEENERGY RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Thousands of dollars)

	As of December 31,
	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$996	$1,015
Accounts receivable, net	7,221	14,360
Prepaid obligations	590	625
Derivative asset short-term	—	272
Other current assets	104	127

Total Current Assets	8,911	16,399
Property and Equipment
Oil and gas properties at cost	520,488	527,729
Less: Accumulated depletion and depreciation	(335,390)	(322,409)

	185,098	205,320

Field and office equipment at cost	26,797	27,542
Less: Accumulated depreciation	(20,842)	(20,762)

	5,955	6,780

Total Property and Equipment, Net	191,053	212,100
Derivative asset long-term and other assets	520	866

Total Assets	$200,484	$229,365

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$5,217	$6,634
Accrued liabilities	6,787	6,836
Due to related parties	38	—
Current portion of long-term debt	487	—
Current portion of asset retirement and other long-term obligations	868	1,369
Derivative liability short-term	723	753

Total Current Liabilities	14,120	15,592
Long-Term Bank Debt	38,267	53,500
Asset Retirement Obligations	12,891	20,330
Deferred Income Taxes	36,367	35,924
Other Long-Term Obligations	841	656

Total Liabilities	102,486	126,002
Commitments and Contingencies
Equity
Common stock, $.10 par value; 2020 and 2019: Authorized: 2,810,000 shares, outstanding 2020: 1,994,177 shares; outstanding 2019: 1,998,978 shares.	281	281
Paid-in capital	7,541	7,505
Retained earnings	126,804	129,120
Treasury stock, at cost; 2020: 815,823 shares; 2019: 811,022 shares	(37,502)	(36,792)

Total Stockholders’ Equity – PrimeEnergy	97,124	100,114
Non-controlling interest	874	3,249

Total Equity	97,998	103,363

Total Liabilities and Equity	$200,484	$229,365

The accompanying Notes are an integral part of these Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(Thousands of dollars, except per share amounts)

	For the Year Ended December 31,
	2020	2019
Revenues
Oil sales	$27,865	$68,366
Natural gas sales	4,202	6,539
Natural gas liquids sales	4,906	9,110
Realized gain (loss) on derivative instruments, net	6,173	(1,371)
Field service income	11,120	19,214
Administrative overhead fees	4,163	5,659
Unrealized (loss) on derivative instruments	(190)	(2,777)
Other income	182	84

Total Revenues	58,421	104,824
Costs and Expenses
Lease operating expense	23,028	33,461
Field service expense	9,006	15,446
Depreciation, depletion, amortization and accretion on discounted liabilities	28,176	36,156
General and administrative expense	15,027	15,639

Total Costs and Expenses	75,237	100,702
Gain on Sale and Exchange of Assets	15,836	4,574

(Loss) Income from Operations	(980)	8,696
Other Income and Expenses
Less: Interest expense	1,902	3,635
Add: Interest income	2	19

(Loss) Income Before (Benefit from) Provision for Income Taxes	(2,880)	5,080
(Benefit from) Provision for Income Taxes	(517)	1,421

Net (Loss) Income	(2,363)	3,659
Less: Net (Loss) Income Attributable to Non-Controlling Interest	(47)	183

Net (Loss) Income Attributable to PrimeEnergy	$(2,316)	$3,476

Basic (Loss) Income Per Common Share	$(1.16)	$1.72

Diluted (Loss) Income Per Common Share	$(1.16)	$1.25

The accompanying Notes are an integral part of these Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Thousands of dollars, except share amounts)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity – PrimeEnergy	Non- Controlling Interest	Total Equity
Balance at December 31, 2018	2,039,919	$281	$7,388	$125,644	$(31,304)	$102,009	$3,994	$106,003
Purchase 40,941 shares of common stock	(40,941)	—	—	—	(5,488)	(5,488)	—	(5,488)
Net income	—	—	—	3,476	—	3,476	183	3,659
Purchase of non-controlling interest	—	—	117	—	—	117	(616)	(499)
Distributions to non-controlling interest	—	—	—	—	—	—	(312)	(312)

Balance at December 31, 2019	1,998,978	$281	$7,505	$129,120	$(36,792)	$100,114	$3,249	$103,363
Purchase 4,801 shares of common stock	(4,801)	—	—	—	(710)	(710)	—	(710)
Net loss	—	—	—	(2,316)	—	(2,316)	(47)	(2,363)
Purchase of non-controlling interest	—	—	36	—	—	36	(58)	(22)
Distributions to non-controlling interest	—	—	—	—	—	—	(2,270)	(2,270)

Balance at December 31, 2020	1,994,177	$281	$7,541	$126,804	$(37,502)	$97,124	$874	$97,998

The accompanying Notes are an integral part of these Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Thousands of dollars)

	For the Year Ended December 31,
	2020	2019
Cash Flows from Operating Activities:
Net (Loss) Income	$(2,363)	$3,659
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion on discounted liabilities	28,176	36,156
Gain on sale of properties	(15,836)	(4,574)
Unrealized loss (gain) on derivative instruments	190	2,777
Provision for deferred income taxes	443	3,096
Changes in assets and liabilities:
Accounts receivable	7,139	601
Due to related parties	38	(5)
Prepaid expenses and other assets	58	15
Accounts payable	(1,417)	(2,919)
Accrued liabilities	(49)	(11,595)

Net Cash Provided by Operating Activities	16,379	27,211

Cash Flows from Investing Activities:
Capital expenditures, including exploration expense	(10,523)	(18,046)
Proceeds from sale of properties and equipment	10,862	4,579

Net Cash (Used in) provided by Investing Activities	339	(13,467)

Cash Flows from Financing Activities:
Purchase of stock for treasury	(710)	(5,488)
Purchase of non-controlling interests	(742)	(499)
Increase in long-term bank debt and other long-term obligations	6,755	25,000
Repayment of long-term bank debt and other long-term obligations	(21,983)	(37,745)
Distribution to non-controlling interest	(57)	(312)

Net Cash (used in) provided by Financing Activities	(16,737)	(19,044)

Cash and Cash Equivalents Period Decrease	(19)	(5,300)
Cash and Cash Equivalents at the Beginning of the Year	1,015	6,315

Cash and Cash Equivalents at the End of the Year	$996	$1,015

Supplemental Disclosures:
Income taxes paid during the year	$1	$65
Interest paid during the year	$2,052	$3,659

Non-Cash Disclosures:
Purchase of non-controlling interest	$36	$111
Distribution of non-controlling interest in liquidated partnerships	$1,550	$—

The accompanying Notes are an integral part of these Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Operations and Significant Accounting Policies

Nature of Operations:

PrimeEnergy Resources Corporation (“PERC”), a Delaware corporation, was organized in March 1973 and is engaged in the development, acquisition and production of oil and natural gas properties. PrimeEnergy Resources Corporation and its subsidiaries are herein referred to as the “Company.” The Company owns leasehold, mineral and royalty interests in producing and non-producing oil and gas properties across the United States, primarily in Oklahoma, and Texas. The Company operates approximately 760 active wells and owns non-operating interests and royalties in approximately 800 additional wells. Additionally, the Company provides well-servicing support operations, site-preparation and construction services for oil and gas drilling and reworking operations, both in connection with the Company’s activities and providing contract services for third parties. The Company is publicly traded on the NASDAQ under the symbol “PNRG.” PERC owns Eastern Oil Well Service Company (“EOWSC”) and EOWS Midland Company (“EMID”) which perform oil and gas field servicing. PERC also owns Prime Operating Company (“POC”), which serves as operator for most of the producing oil and gas properties owned by the Company and affiliated entities. PrimeEnergy Management Corporation (“PEMC”), a wholly-owned subsidiary, acts as the managing general partner, providing administration, accounting and tax preparation services for 1 limited partnership and 1 trust (collectively, the “Partnerships”). The markets for the Company’s products are highly competitive, as oil and gas are commodity products and prices depend upon numerous factors beyond the control of the Company, such as economic, political and regulatory developments and competition from alternative energy sources.

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

Consolidation and Presentation:

The consolidated financial statements include the accounts of PrimeEnergy Resources Corporation, its subsidiaries and the Partnerships, using the full consolidation method for those partnerships which are controlled by the Company. The Company’s reserve estimates are based on the full consolidation method. DD&A expense and evaluation of impairment may differ from the Partnership as the Company’s cost basis for the Partnership interests acquired may be different than the cost basis at the Partnership level for properties acquired by the Partnership. All significant intercompany balances and transactions are eliminated in preparing the consolidated financial statements.

Reclassifications:

Certain reclassifications have been made to prior year statements to conform with the current year presentation. These reclassifications have no impact on net income and no material impact on any other financial statement captions.

Subsequent Events:

Subsequent events have been evaluated through the date that the consolidated financial statements were issued. During this period, there were no material subsequent items requiring disclosure other than as stated in footnote 4 to these financial statements.

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

Income Taxes:

The Company follows the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recorded for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the tax rate in effect for the year in which those temporary differences are expected to turn around. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the year of the enacted rate change. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that the related tax benefits will not be realized. As of December 31, 2020, and 2019, we had no valuation allowance.

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

New Pronouncements Issued But Not Yet Adopted:

In October 2020, the FASB issued ASU 2020-10, “Codification Improvements,” which clarifies or improves disclosure requirements for various topics to align with Securities and Exchange Commission (SEC) regulations. This update is effective for the Company beginning in the first quarter of 2021 and will be applied retrospectively. The adoption and implementation of this ASU will not have a material impact on the Company’s financial statements.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (LIBOR) or by another reference rate expected to be discontinued. In January 2021, the FASB issued ASU 2021-01, which clarified the scope and application of the original guidance. The guidance was effective beginning March 12, 2020 and can be applied prospectively through December 31, 2022. The Company is evaluating whether to apply any of these expedients and, if elected, will adopt these standards when LIBOR is discontinued.

2. Acquisitions and Dispositions

Historically, the Company has repurchased the non-controlling interests of the partners and trust unit holders in certain of the Partnerships, which consist primarily of oil and gas interests. The Company purchased such non-controlling interests in an amount totaling $22,000 in 2020 and $499,000 in 2019. Such purchases resulted in the non-cash acquisition of non-controlling equity interests of $36,000 and $111,000 respectively. In 2020 the Company liquidated three partnerships for total cash payments of $720,000 resulting in the non-cash distribution of non-controlling interest of $1,550 million.

During 2020 the Company acquired 232 net acres, along with 15% to 16.6% working interest ownership in 53 oil and gas wells and one commercial salt water disposal well operated by the Company, all located in Reagan County, Texas, for $343,000.    In addition, we acquired 9.36 net acre in Upton County, Texas at a cost of $5,100.

During 2020 and 2019 the Company sold or farmed out interests in certain non-core undeveloped and developed oil and natural gas properties through a number of individually negotiated transactions in exchange for cash and a royalty or working interest in Oklahoma, Texas, New Mexico, Wyoming and West Virginia. Proceeds under these agreements were approximately $10.9 million and $4.3 million, respectively.

3. Additional Balance Sheet Information

Accounts receivable at December 31, 2020 and 2019 consisted of the following:

	December 31,
(Thousands of dollars)	2020	2019
Joint interest billings	$2,475	$3,339
Trade receivables	1,073	2,246
Oil and gas sales	3,469	7,284
Tax refund receivable	—	1,720
Other	802	189

	7,819	14,778
Less: Allowance for doubtful accounts	(598)	(418)

Total	$7,221	$14,360

Accounts payable at December 31, 2020 and 2019 consisted of the following:

	December 31,
(Thousands of dollars)	2020	2019
Trade	$876	$261
Royalty and other owners	3,569	5,251
Partner advances	193	205
Other	579	917

Total	$5,217	$6,634

Accrued liabilities at December 31, 2020 and 2019 consisted of the following:

	December 31,
(Thousands of dollars)	2020	2019
Compensation and related expenses	$3,331	$3,620
Property costs	2,056	2,829
Taxes	1,016	—
Other	384	387

Total	$6,787	$6,836

4. Long-Term Debt

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

On December 22, 2017, the Company and its lenders entered into a First Amendment to the 2017 Credit Agreement. The credit agreement includes the addition of a new lender and retains all other aspects of the original credit agreement. As of the effective date of this amendment the Company’s borrowing base was increased to $85 million.

On July 17, 2018, the Company and its lenders entered into a Second Amendment to the 2017 Credit Agreement. The credit agreement includes modifications for the borrowing base utilization margins and rates by type of borrowing, revises minimum quantifications for individual borrowings, reduces the overall percentage required for commodity hedge agreements, modifies the requirements placed on the Company’s ability to purchase equity interests and retains all other aspects of the original credit agreement. As of the effective date of this amendment the Company’s borrowing base was increased to $90 million.

On January 8, 2019, the Company and its lenders entered into a Third Amendment to the 2017 Credit Agreement. The credit agreement includes additions for a Beneficial Ownership Certification on the effective date of the amendment. The agreement includes further clarifications for potential LIBOR loan market rate issues, swap agreement modifications and retains all other aspects of the original credit agreement. As of the effective date of this amendment the Company’s borrowing base was increased to $100 million. Pursuant to borrowing base redeterminations on June 26, 2019 and December 18, 2019, the borrowing base was set at $90 million and $72 million, respectively.

On May 8, 2020, the Company and its lenders entered into a Fourth Amendment to the 2017 Credit Agreement which added loans under the Paycheck Protection Program to the Permitted loans, as defined in the agreement.

On September 4, 2020, the Company and its lenders entered into a Fifth Amendment to the 2017 Credit Agreement. As of the effective date of this amendment the Company’s borrowing base was decreased to $50 million. The amendment included an automatic reduction of $666,666.67 to the borrowing base on October 1, 2020, November 1, 2020, and December 1, 2020. The amendment also revised the applicable borrowing base utilization percentages for Eurodollar and ABR loans with a range of 2.5% to 3.5% and 1.5% to 2.5%, respectively. The agreement also adjusted percentages of title and mortgage guarantees supported by the oil and gas properties presented to the administrative agent at each borrowing redetermination as supported by the required reserve report.

On December 31, 2020, the Company had a total of $37 million of borrowings outstanding under its revolving credit facility at a weighted-average interest rate of 4.00% and $11 million was available for future borrowings. The combined weighted average interest rate paid on outstanding bank borrowings subject to base rate and LIBO interest was 3.95% for the year ended December 31, 2020 as compared to 5.34% for year ended December 31, 2019.

On February 11, 2021, the Company and its lenders entered into a Sixth Amendment to the 2017 Credit Agreement. Under this amendment the Company’s borrowing base is $40 million. Borrowings under the 2017 Credit Agreement will bear interest at a base rate plus an applicable margin ranging from 2.00% to 3.00% or at the Company’s option, at LIBOR plus an applicable margin ranging from 3.00% to 4.00%. The 2017 Credit Agreement will mature on February 11, 2023. The Company’s borrowings under this credit facility approximates fair value because the interest rates are variable and reflective of market rates.

Paycheck Protection Program Loans

During May 2020, Prime Operating Company and Eastern Oil Well Services Corporation, subsidiaries of the Company received loan proceeds in the amount of $1.28 million and $0.47 million, respectively, under the Paycheck Protection Program (the “PPP”) of the CARES Act, which was enacted March 27, 2020. The PPP Loans are evidenced by a promissory note in favor of the Lender, which bears interest at the rate of 1.00% per annum. No payments of principal or interest are due under the note until the date on which the amount of loan forgiveness (if any) under the CARES Act, which can be up to 10 months after the end of the related notes covered period (which is defined as 24 weeks after the date of the loan) (the “Deferral Period”). The note may be prepaid at any time prior to maturity with no prepayment penalties. Funds from the PPP Loans may be used only for payroll and related costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations that were incurred prior to February 15, 2020 (the “Qualifying Expenses”). Under the terms of the PPP Loans, certain amounts thereunder may be forgiven if they are used for Qualifying Expenses as described in and in compliance with the CARES Act. The Company utilized the PPP Loan proceeds exclusively for Qualifying Expenses during the 24-week coverage period and will submit its application for forgiveness in accordance with the terms of the CARES Act and related guidance. In the event the PPP Loan or any portion thereof is forgiven, the amount forgiven is applied to the outstanding principal.

To the extent, if any, that any or all of the PPP loans are not forgiven, beginning one month following expiration of the Deferral Period, and continuing monthly until 24 months from the date of each applicable Note (the “Maturity Date”), the Company is obligated to make monthly payments of principal and interest to the Lender with respect to any unforgiven portion of the Note, in such equal amounts required to fully amortize the principal amount outstanding on such Note as of the last day of the applicable Deferral Period by the applicable Maturity Date. The Company accounts for these loans on the balance sheet as financial liabilities reported within the following lines: Current portion of long-term debt in the amount of $487 thousand and included as part of the long-term bank debt in the amount of $1.267 million.

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

5. Commitments

Operating Leases:

The Company leases office facilities under operating leases and recognizes lease expense on a straight-line basis over the lease term. Leases assets and liabilities are initially recorded at commencement date based on the present value of lease payments over the lease term. A finance lease for office equipment is included in property and equipment, other current liabilities and other long-term liabilities. As most of the Company’s lease contracts do not provide an implicit discount rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The weighted average discount rate used was 5.5%. Certain leases may contain variable costs above the minimum required payments and are not included in the right-of-use assets or liabilities. Leases may include renewal, purchase or termination options that can extend or shorten the term of the lease. The exercise of those options is at the Company’s sole discretion and is evaluated at inception and throughout the contract to determine if a modification of the lease term is required. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

Operating lease costs for the twelve months ended December 31, 2020 were $574 thousand. Cash payments included in the operating lease cost for twelve months ended December 31, 2020 were $616 thousand. The weighted-average remaining operating lease terms is 2.5 months. The amortization and interest expense for financing lease amounted to $7,165 and the cash payment for the lease was $7,655 and the lease term remaining was for 4 months.

The payment schedule for the Company’s operating and financing lease obligations as of December 31, 2020 is as follows:

(Thousands of dollars)	Operating Leases	Financing Leases
2021	$106	$2

Total undiscounted lease payments	$106	$2
Less: Amount associated with discounting	(10)	(0)

Net operating lease liabilities	$96	$2

The Company amended certain leases for office space in Texas and Oklahoma providing for payments of $461 thousand and $89 thousand in 2020 and 2021, respectively.

Rent expense for office space for the years ended December 31, 2020 and 2019 was $663,000 and $594,000, respectively.

Asset Retirement Obligation:

A reconciliation of the liability for plugging and abandonment costs for the years ended December 31, 2020 and 2019 is as follows:

	Year Ended December 31,
(Thousands of dollars)	2020	2019
Asset retirement obligation at beginning of period	$21,118	$21,334
Liabilities incurred	4	4
Liabilities settled	(1,286)	(1,442)
Liabilities divested	(5,731)	—
Accretion expense	856	1,120
Revisions in estimated liabilities	(1,301)	102

Asset retirement obligation at end of period	$13,660	$21,118

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

7. Stock Options and Other Compensation

In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. At December 31, 2020 and 2019, options on 767,500 shares were outstanding and exercisable at prices ranging from $1.00 to $1.25. According to their terms, the options have no expiration date.

8. Income Taxes

The components of the provision (benefit) for income taxes for the years ended December 31, 2020 and 2019 are as follows:

	Year Ended December 31,
(Thousands of dollars)	2020	2019
Current:
Federal	$950	$(1,798)
State	80	123

Total current	1,030	(1,675)
Deferred:
Federal	(1,491)	3,536

	Year Ended December 31,
(Thousands of dollars)	2020	2019
State	(56)	(440)

Total deferred	(1,547)	3,096

Total income tax provision	$(517)	$1,421

	At December 31,
(Thousands of dollars)	2020	2019
Deferred Tax Assets:
Accrued liabilities	$(584)	$614
Allowance for doubtful accounts	136	95
Derivative Contracts	153	110
Alternative minimum tax credits	—	1,720
State Net operating loss carry-forwards	760	821

Total deferred tax assets	465	3,360
Deferred Tax Liabilities:
Basis differences relating to managed partnerships	544	2,109
Depletion and depreciation	36,288	37,173

Total deferred tax liabilities	39,832	39,282

Net deferred tax liabilities	$36,367	$35,922

The total provision for income taxes for the years ended December 31, 2020 and 2019 varies from the federal statutory tax rate as a result of the following:

	Year Ended December 31,
(Thousands of dollars)	2020	2019
Expected tax expense	$(595)	$1,028
Executive Compensation	703	597
State income tax, net of federal benefit	63	(303)
Percentage depletion	(182)	(341)
AMT and Marginal Well Credits	(502)	436
Other, net	(4)	4

Total income tax provision (benefit)	$(517)	$1,421

Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes.

On December 22, 2017, the U.S. enacted into legislation the Tax Cuts and Jobs Act (2017 Tax Act). Under the 2017 Tax Act, the company may use alternative minimum tax (AMT) credits to fully offset any regular tax liability. In addition, a portion of the AMT credit which exceeds the regular tax liability is refundable in future years. The refundable portion was 50% of any excess credit in the years 2019 through 2020 and 100% in 2021. The Company expected to receive a refund of $1.720 million in 2020 based on refundable credits claimed on the 2019 return, and additional $1.720 million refunds of previously paid taxes on its tax returns for the years 2020 and 2021. On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss carryback periods, AMT credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. Under the CARES Act the refundable portion of AMT credits was increased to 100% therefore the Company received a full refund of such credits in 2020.

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

The Company has not recorded any provision for uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The 2004, 2005, 2006, 2009 and 2017 federal income tax returns have been audited by the Internal Revenue Service. Returns for unexamined earlier years may be examined and adjustments made to the amount of percentage depletion and AMT credit carryforwards flowing from those years into an open tax year, although in general no assessment of income tax may be made for those years on which the statute has closed. State returns for the years 2018 through 2020 remain open for examination by the relevant taxing authorities

9. Segment Information and Major Customers

The Company operates in one industry – oil and gas exploration, development, operation and servicing. The Company’s oil and gas activities are entirely in the United States.

The Company sells its oil and natural gas and liquids production to a number of direct purchasers under direct contracts or through other operators under joint operating agreements. Listed below are the purchasers of the Company’s production which represented more than 10% of the Company’s sales in the year 2020.

Oil:
Apache Corporation	47%
Plains All American Inc.	19%
Natural gas and liquids:
Apache Corporation	42%
Targa Pipeline Mid-Continent West Tex, LLC	12%

Although there are no long-term oil and gas purchasing agreements with these purchasers, the Company believes that they will continue to purchase its oil and gas products and, if not, could be replaced by other purchasers.

10. Financial Instruments

Fair Value Measurements:

Authoritative guidance on fair value measurements defines fair value, establishes a framework for measuring fair value and stipulates the related disclosure requirements. The Company follows a three-level hierarchy, prioritizing and defining the types of inputs used to measure fair value. The fair values of the Company’s interest rate swaps, natural gas and crude oil price collars and swaps are designated as Level 3. The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2020 and December 31, 2019:

December 31, 2020	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2020
(Thousands of dollars)
Assets
Commodity derivative contracts	$—	$—	$97	$97

Total assets	$—	$—	$97	$97

Liabilities
Commodity derivative contracts	$—	$—	$(768)	$(768)

Total liabilities	$—	$—	$(768)	$(768)

December 31, 2019	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2019

(Thousands of dollars)
Assets
Commodity derivative contracts	$—	$—	$272	$272

Total assets	$—	$—	$272	$272

Liabilities
Commodity derivative contract	$—	$—	$(753)	$(753)

Total liabilities	$—	$—	$(753)	$(753)

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

The significant unobservable inputs for Level 3 derivative contracts include basis differentials and volatility factors. An increasee (decrease) in these unobservable inputs would result in an increase (decrease) in fair value, respectively. The Company does not have access to the specific assumptions used in its counterparties’ valuation models. Consequently, additional disclosures regarding significant Level 3 unobservable inputs were not provided.

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the year ended December 2020.

(Thousands of dollars)
Net Liabilities – December 31, 2019	$(481)
Total realized and unrealized (gains) losses:
Included in earnings (a)	5,983
Purchases, sales, issuances and settlements	(6,173)

Net Liabilities — December 31, 2020	$(671)

(a)	Derivative instruments are reported in revenues as realized gain/loss and on a separately reported line item captioned unrealized gain/loss on derivative instruments.

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

The following table sets forth the effect of derivative instruments on the consolidated balance sheets at December 31, 2020 and 2019:

		Fair Value
(Thousands of dollars)	Balance Sheet Location	December 31, 2020	December 31, 2019
Asset Derivatives:
Derivatives not designated as cash-flow hedging instruments:
Natural gas commodity contracts	Derivative asset short-term	$—	$146
Natural gas liquid contracts	Derivative asset short-term	—	—
Crude oil commodity contracts	Derivative asset short-term	—	126
Natural gas commodity contracts	Derivative asset long-term and other assets	97	—
Crude oil commodity contracts	Derivative asset short-term and other assets	—	—

Total		$97	$272

Liability Derivatives:
Derivatives not designated as cash-flow hedging instruments:
Crude oil commodity contracts	Derivative liability short-term	$(428)	$(715)
Natural gas commodity contracts	Derivative liability short-term	(296)	(38)
Natural gas liquid contracts	Derivative liability short-term	—	—
Natural gas commodity contracts	Derivative liability long-term	(44)	—

Total		$(768)	$(753)

Total derivative instruments		$(671)	$(481)

The following table sets forth the effect of derivative instruments on the consolidated statements of operations for the years ended December 31, 2020 and 2019:

	Location of gain/loss recognized in income	Amount of gain/loss recognized in income
(Thousands of dollars)		2020	2019
Derivatives not designated as cash-flow hedge instruments:
Natural gas commodity contracts	Unrealized gain on derivative instruments, net	(351)	123
Crude oil commodity contracts	Unrealized gain (loss) on derivative instruments, net	161	(2,776)
Natural gas liquids contracts	Unrealized (loss) on derivative instruments, net	—	(124)
Natural gas commodity contracts	Realized (loss) gain on derivative instruments, net	476	90
Crude oil commodity contracts	Realized gain (loss) on derivative instruments, net	5,697	(1,814)

		$5,983	$(4,148)

11. Related Party Transactions

The Company, as managing general partner or managing trustee, makes an annual offer to repurchase the interests of the partners and trust unit holders in certain of the Partnerships or Trusts. The Company purchased such interests in an amount totaling $742,000 during 2020 and $499,000 during 2019.

Payables owed to related parties primarily represent receipts collected by the Company as agent for the joint venture partners, which may include members of the Company’s Board of Directors, during a specific reporting year, for oil and gas sales net of expenses.

12. Salary Deferral Plan

The Company maintains a salary deferral plan (the “Plan”) in accordance with Internal Revenue Code Section 401(k), as amended. The Plan provides for matching contributions, of which $341,000 and $412,000 were made in 2020 and 2019, respectively.

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

	Year Ended December 31,
	2020			2019
	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount
Basic	$(2,316)	1,994,425	$(1.16)	$3,476	2,019,502	$1.72

Effect of dilutive securities:
Options		—			761,233

Diluted	$(2,316)	1,994,425	$(1.16)	$3,476	2,780,735	$1.25

(a)	The effect of the 767,000 outstanding stock options is antidilutive for the year ended December 31, 2020, due to net loss for this period.

PRIMEENERGY RESOURCES CORPORATION AND SUBSIDIARIES

SUPPLEMENTARY INFORMATION

CAPITALIZED COSTS RELATING TO

OIL AND GAS PRODUCING ACTIVITIES

(Unaudited)

	As of December 31,
(Thousands of dollars)	2020	2019
Proved Developed oil and gas properties	$520,488	$527,729
Proved Undeveloped oil and gas properties	—	—

Total Capitalized Costs	520,488	527,729
Accumulated depreciation, depletion and valuation allowance	335,390	322,409

Net Capitalized Costs	$185,098	$205,320

COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION,

EXPLORATION AND DEVELOPMENT ACTIVITIES

(Unaudited)

	Year Ended December 31,
(Thousands of dollars)	2020	2019
Development Costs	$9,339	$15,348

STANDARDIZED MEASURE OF DISCOUNTED FUTURE

NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

(Unaudited)

	As of December 31,
(Thousands of dollars)	2020	2019
Future cash inflows	$221,090	$423,839
Future production costs	(100,691)	(202,169)
Future development costs	(39,167)	(62,379)
Future income tax expenses	(15,135)	(29,678)

Future Net Cash Flows	66,097	129,613
10% annual discount for estimated timing of cash flows	(24,479)	(48,001)

Standardized Measure of Discounted Future Net Cash Flows	$41,619	$81,612

See accompanying Notes to Supplementary Information

STANDARDIZED MEASURE OF DISCOUNTED FUTURE

NET CASH FLOWS AND CHANGES THEREIN

RELATING TO PROVED OIL AND GAS RESERVES

(Unaudited)

The following are the principal sources of change in the standardized measure of discounted future net cash flows during 2020 and 2019:

	Year Ended December 31,
(Thousands of dollars)	2020	2019
Sales of oil and gas produced, net of production costs	$ (13,945)	$ (15,938)
Net changes in prices and production costs	(16,578)	(42,409)
Extensions, discoveries and improved recovery	314	31,276
Revisions of previous quantity estimates	(36,919)	(3,319)
Net change in development costs	20,724	(53,143)
Reserves sold	(874)	(113)
Reserves purchased	218	174
Accretion of discount	8,161	13,791
Net change in income taxes	5,386	5,572
Changes in production rates (timing) and other	(6,480)	7,812

Net change	(39,993)	(56,297)
Standardized measure of discounted future net cash flow:
Beginning of year	81,612	137,909

End of year	$41,619	$81,612

See accompanying Notes to Supplementary Information

PRIMEENERGY RESOURCES CORPORATION AND SUBSIDIARIES

SUPPLEMENTARY INFORMATION

RESERVE QUANTITY INFORMATION

Years Ended December 31, 2020 and 2019

(Unaudited)

	As of December 31,
	2020			2019
	Oil (MBbls)	NGL’s (MBbls)	Gas (MMcf)	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf)
Proved Developed Reserves:
Beginning of year	4,381	2,914	19,995	6,404	2,707	21,065
Extensions, discoveries and improved recovery	11	7	36	471	264	1,330
Revisions of previous estimates	(995)	(239)	(1,721)	(1,260)	506	2,033
Converted from undeveloped reserves	25	5	66	7	7	65
Reserves sold	(29)	0	(1,400)	(5)	—	(120)
Reserve purchased	24	8	38	6	4	19
Production	(733)	(437)	(3,381)	(1,242)	(574)	(4,397)

End of year	2,684	2,258	13,633	4,381	2,914	19,995

Proved Undeveloped Reserves:
Beginning of year	1,833	1,017	4,547	10	12	124
Extensions, discoveries and improved recovery				1,834	1,013	4,530
Revisions of previous estimates	(24)	(224	(584)	(4)	(1)	(42)
Converted to developed reserves	(25)	(5)	(66)	(7)	(7)	(65)

End of year	1,784	787	3,897	1,833	1,017	4,457

Total Proved Reserves at the End of the Year	4,468	3,045	17,530	6,214	3,931	24,542

RESULTS OF OPERATIONS FROM OIL AND GAS PRODUCING ACTIVITIES

Years Ended December 31, 2020 and 2019

(Unaudited)

	Year Ended December 31,
(Thousands of dollars)	2020	2019
Revenue:
Oil and gas sales	$36,973	$84,015
Costs and Expenses:
Lease operating expenses	23,028	33,461
Depreciation, depletion and accretion	25,921	34,616
Income tax expense	(2,515)	1,421

Total Costs and Expenses	46,434	69,498

Results of Operations from Producing Activities (excluding corporate overhead and interest costs)	$(9,461)	$14,517

36,973, See accompanying Notes to Supplementary Information

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

5. Changes in Reserves

The 2020 and 2019 extensions and discoveries reflect the drilling activity in the Company’s West Texas and Mid-Continent areas. The Company is employing technologies to establish proved reserves that have been demonstrated to provide consistent results capable of repetition. The technologies and economic data being used in the estimation of its proved reserves include, but are not limited to, electrical logs, radioactivity logs, geologic maps, production data and well test data. The estimated reserves of wells with sufficient production history are estimated using appropriate decline curves. Estimated reserves of producing wells with limited production history and for undeveloped locations are estimated using performance data from analogous wells in the area. These wells are considered analogous based on production performance from the same formation and with similar completion techniques. Future development plans are reflective of the current commodity prices and have been established based on an expectation of available cash flows from operations and availability under our revolving credit facility.