Form 10-Q
period 2021-03-31
PRIMEENERGY RESOURCES CORP
filed 2021-05-18
CIK 56868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

(713) 735-0000

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.10 par value	PNRG	NASDAQ

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

The number of shares outstanding of each class of the Registrant’s Common Stock as of May 17, 2021 was: Common Stock, $0.10 par value 1,994,177 shares.

PrimeEnergy Resources Corporation

Index to Form 10-Q

March 31, 2021

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

PRIMEENERGY RESOURCES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS – Unaudited

(Thousands of dollars)

	March 31, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$4,018	$996
Accounts receivable, net	7,377	7,221
Prepaid obligations	1,030	590
Derivative asset short-term	17	—
Other current assets	536	104

Total Current Assets	12,978	8,911
Property and Equipment, at cost
Oil and gas properties (successful efforts method), net	179,441	185,098
Field and office equipment, net	5,915	5,955

Total Property and Equipment, Net	185,356	191,053

Other assets.	1,004	520

Total Assets	$199,338	$200,484

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$4,986	$5,217
Accrued liabilities	7,287	6,787
Due to related parties	38	38
Current portion of long-term debt	780	487
Current portion of asset retirement and other long-term obligations	1,315	868
Derivative liability short-term	1,284	723

Total Current Liabilities	15,690	14,120
Long-Term Bank Debt	36,925	38,267
Asset Retirement Obligations	13,016	12,891
Deferred Income Taxes	35,907	36,367
Other Long-Term Obligations	1,259	841

Total Liabilities	102,797	102,486
Commitments and Contingencies
Equity
Common stock, $.10 par value; Authorized: 2,810,000 shares, Outstanding: 1,994,177 shares	281	281
Paid-in capital	7,541	7,541
Retained earnings	125,349	126,804
Treasury stock, at cost; 815,823 shares	(37,502)	(37,502)

Total Stockholders’ Equity – PrimeEnergy Resources	95,669	97,124
Non-controlling interest	872	874

Total Equity	96,541	97,998

Total Liabilities and Equity	$199,338	$200,484

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – Unaudited

Three Months Ended March 31, 2021 and 2020

(Thousands of dollars, except per share amounts)

	2021	2020
Revenues
Oil sales	$9,270	$10,711
Natural gas sales	1,658	846
Natural gas liquids sales	1,745	1,243
Realized (loss) gain on derivative instruments, net	(212)	1,197
Field service income	2,263	4,300
Administrative overhead fees	1,130	1,226
Unrealized (loss) gain on derivative instruments, net	(911)	6,556
Other income	29	29

Total Revenues	14,972	26,108
Costs and Expenses
Lease operating expense	5,282	6,344
Field service expense	1,953	3,549
Depreciation, depletion, amortization and accretion on discounted liabilities	6,497	8,193
General and administrative expense	2,634	7,736

Total Costs and Expenses	16,366	25,822
Gain on Sale and Exchange of Assets	—	112

(Loss) Income from Operations	(1,394)	398
Other (Expense)
Interest expense	(523)	(659)

(Loss) Before (Benefit from) Income Taxes	(1,917)	(261)
(Benefit from) Income Taxes	(460)	(57)

Net (Loss)	(1,457)	(204)
Less: Net (Loss) Attributable to Non-Controlling Interests	(2)	(34)

Net (Loss) Attributable to PrimeEnergy Resources	$(1,455)	$(170)

Basic (Loss) Per Common Share	$(0.73)	$(0.09)

Diluted (Loss) Per Common Share	$(0.73)	$(0.09)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY – Unaudited

Three Months Ended March 31, 2021 and 2020

(Thousands of dollars)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity – PrimeEnergy	Non- Controlling Interest	Total Equity
Balance at December 31, 2020	1,994,177	$281	$7,541	$126,804	$(37,502)	$97,124	$874	$97,998
Net (Loss)	—	—	—	(1,455)	—	(1,455)	(2)	(1,457)

Balance at March 31, 2021	1,994,177	$281	$7,541	$125,349	$(37,502)	$95,669	$872	$96,541

Balance at December 31, 2019	1,998,978	$281	$7,505	$129,120	$(36,792)	$100,114	$3,249	$103,363
Purchase 4,801 shares of common stock	(4,801)	—	—	—	(709)	(709)	—	(709)
Net (Loss)	—	—	—	(170)	—	(170)	(34)	(204)

Balance at March 31, 2020	1,994,177	$281	$7,505	$128,950	$(37,501)	$99,235	$3,215	$102,450

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

Three Months Ended March 31, 2021 and 2020

(Thousands of dollars)

	2021	2020
Cash Flows from Operating Activities:
Net (Loss)	$(1,457)	$(204)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion on discounted liabilities	6,497	8,193
Gain on sale and exchange of assets	—	(112)
Unrealized (gain) loss on derivative instruments, net	911	(6,556)
Deferred income taxes	(460)	(57)
Changes in assets and liabilities:
Accounts receivable	(156)	4,634
Prepaids and other assets	(872)	(512)
Accounts payable	(231)	3,096
Accrued liabilities	500	(1,102)

Net Cash provided by Operating Activities	4,732	7,380

Cash Flows from Investing Activities:
Capital expenditures, including exploration expense	(660)	(1,583)
Proceeds from sale of properties and equipment	—	112

Net Cash (Used in) Investing Activities	(660)	(1,471)

Cash Flows from Financing Activities:
Purchase of stock for treasury	—	(709)
Proceeds from long-term bank debt and other long-term obligations	3,000	5,000
Repayment of long-term bank debt and other long-term obligations	(4,050)	(5,000)

Net Cash (Used in) Financing Activities	(1,050)	(709)

Net Increase in Cash and Cash Equivalents	3,022	5,200
Cash and Cash Equivalents at the Beginning of the Period	996	1,015

Cash and Cash Equivalents at the End of the Period	$4,018	$6,215

Supplemental Disclosures:
Income taxes paid	$—	$—
Interest paid	$355	$450

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(1) Basis of Presentation:

The accompanying condensed consolidated financial statements of PrimeEnergy Resources Corporation (“PrimeEnergy” or the “Company”) have not been audited by independent public accountants. Pursuant to applicable Securities and Exchange Commission (“SEC”) rules and regulations, the accompanying interim financial statements do not include all disclosures presented in annual financial statements and the reader should refer to the Company’s Form 10-K for the year ended December 31, 2020. In the opinion of management, the accompanying interim condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020, the condensed consolidated results of operations, cash flows and equity for the three months ended March 31, 2021 and 2020.

As of March 31, 2021, PrimeEnergy’s significant accounting policies are consistent with those discussed in Note 1—Description of Operations and Significant Accounting Policies of its consolidated financial statements contained in PrimeEnergy’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation. The results for interim periods are not necessarily indicative of annual results. For purposes of disclosure in the condensed consolidated financial statements, subsequent events have been evaluated through the date the statements were issued.

(2) Additional Balance Sheet Information:

Certain balance sheet amounts are comprised of the following:

(Thousands of dollars)	March 31, 2021	December 31, 2020
Accounts Receivable:
Joint interest billing	$1,487	$2,475
Trade receivables	782	1,073
Oil and gas sales	5,706	3,469
Other	—	802

	7,975	7,819
Less: Allowance for doubtful accounts	(598)	(598)

Total	$7,377	$7,221

Accounts Payable:
Trade	$1,450	$876
Royalty and other owners	3,009	3,569
Partner advances	227	193
Other	300	579

Total	$4,986	$5,217

Accrued Liabilities:
Compensation and related expenses	$3,943	$3,331
Property costs	2,161	2,056
Taxes	1,016	1,016
Other	167	384

Total	$7,287	$6,787

(3) Property and Equipment:

Property and equipment at March 31, 2021 and December 31, 2020 consisted of the following:

(Thousands of dollars)	March 31, 2021	December 31, 2020
Proved oil and gas properties, at cost	$521,035	$520,488
Less: Accumulated depletion and depreciation	(341,594)	(335,390)

Oil and Gas Properties, Net	$179,441	$185,098

Field and office equipment	$26,894	$26,797
Less: Accumulated depreciation	(20,979)	(20,842)

Field and Office Equipment, Net	$5,915	$5,955

Total Property and Equipment, Net	$185,356	$191,053

(4) Long-Term Debt:

Bank Debt:

On February 15, 2017, the Company and its lenders entered into a Third Amended and Restated Credit Agreement (the “2017 Credit Agreement”) with a maturity date of February 15, 2021. Under the 2017 Credit Agreement, the Company has a revolving line of credit and letter of credit facility of up to $300 million subject to a borrowing base that is determined semi-annually by the lenders based upon the Company’s financial statements and the estimated value of the Company’s oil and gas properties, in accordance with the Lenders’ customary practices for oil and gas loans. The credit facility is secured by substantially all of the Company’s oil and gas properties. The 2017 Credit Agreement includes terms and covenants that require the Company to maintain a minimum current ratio and total indebtedness to EBITDAX (earnings before depreciation, depletion, amortization, taxes, interest expense and exploration costs) ratio, as defined, and restrictions are placed on the payment of dividends, the amount of treasury stock the Company may purchase, commodity hedge agreements, and loans and investments in its consolidated subsidiaries and limited partnerships.

During 2020, the 2017 Credit Agreement was amended to add loans under the Paycheck Protection Program to the Permitted loans, as defined in the agreement.

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

On March 31, 2021, the Company had a total of $35.95 million of borrowings outstanding under its revolving credit facility at a weighted-average interest rate of 5.31% and $4.05 million was available for future borrowings. The combined weighted average interest rate paid on outstanding bank borrowings subject to base rate and LIBO interest was 5.27% for the quarter ended March 31, 2021 as compared to 4.81% for quarter ended March 31, 2020.

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

To the extent, if any, that any or all of the PPP loans are not forgiven, beginning one month following expiration of the Deferral Period, and continuing monthly until 24 months from the date of each applicable Note (the “Maturity Date”), the Company is obligated to make monthly payments of principal and interest to the Lender with respect to any unforgiven portion of the Note, in such equal amounts required to fully amortize the principal amount outstanding on such Note as of the last day of the applicable Deferral Period by the applicable Maturity Date. The Company accounts for these loans on the balance sheet as financial liabilities reported within the following lines: Current portion of long-term debt in the amount of $780 thousand and included as part of the long-term bank debt in the amount of $975 thousand.

(5) Other Long-Term Obligations and Commitments:

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

Operating lease costs for the three months ended March 31, 2021 were $140 thousand. Cash payments included in the operating lease cost for three months ended March 31, 2021 were $151 thousand. The weighted-average remaining operating lease terms is 17.5 months. The amortization and interest expense for financing lease amounted to $1,828 and the cash payment for the lease was $1,913 and the lease term remaining was for 13 months.

The Company amended certain leases for office space in Texas providing for payments of $599,000 in 2021, $157,000 in 2022 and $17,000 in 2023.

Rent expense for office space for the quarters ended March 31, 2021 and 2020 was $162,000 and $163,000, respectively.

The payment schedule for the Company’s operating and financing lease obligations as of March 31, 2021 is as follows:

(Thousands of dollars)	Operating Leases	Financing Leases
2021	$449	$1
2022	157	—
2023	17	—

Total undiscounted lease payments	$623	$1
Less: Amount associated with discounting	(23)	—

Net operating lease liabilities	$600	$1

Asset Retirement Obligation:

A reconciliation of the liability for plugging and abandonment costs for the three months ended March 31, 2021 is as follows:

(Thousands of dollars)	March 31, 2021
Asset retirement obligation at December 31, 2020	$13,660
Liabilities incurred	12
Liabilities settled	(40)
Accretion expense	153

Asset retirement obligation at March 31, 2021	$13,785

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

(6) Contingent Liabilities:

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

(7) Stock Options and Other Compensation:

In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. At March 31, 2021 and 2020, remaining options held by two key executive officers on 767,500 shares were outstanding and exercisable at prices ranging from $1.00 to $1.25. According to their terms, the options have no expiration date.

(8) Related Party Transactions:

Payables owed to related parties primarily represent receipts collected by the Company as agent for the joint venture partners, which may include members of the Company’s Board of Directors, for oil and gas sales net of expenses.

(9) Financial Instruments

Fair Value Measurements:

Authoritative guidance on fair value measurements defines fair value, establishes a framework for measuring fair value and stipulates the related disclosure requirements. The Company follows a three-level hierarchy, prioritizing and defining the types of inputs used to measure fair value. The fair values of the Company’s interest rate swaps, natural gas and crude oil price collars and swaps are designated as Level 3. The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020:

March 31, 2021	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2021
(Thousands of dollars)
Assets
Commodity derivative contracts	$—	$—	$94	$94

Total assets	$—	$—	$94	$94

Liabilities
Commodity derivative contracts	$—	$—	$(1,676)	$(1,676)

Total liabilities	$—	$—	$(1,676)	$(1,676)

December 31, 2020	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2020
(Thousands of dollars)
Assets
Commodity derivative contracts	$—	$—	$97	$97

Total assets	$—	$—	$97	$97

March 31, 2021	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2021
(Thousands of dollars)
Liabilities
Commodity derivative contract	$—	$—	$(768)	$(768)

Total liabilities	$—	$—	$(768)	$(768)

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

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the quarter ended March 31, 2021.

(Thousands of dollars)
Net Liabilities – December 31, 2020	$(671)
Total realized and unrealized (gains) losses:
Included in earnings (a)	(1,145)
Purchases, sales, issuances and settlements	234

Net Liabilities — March 31, 2021	$(1,582)

(a)	Derivative instruments are reported in revenues as realized gain/loss and on a separately reported line item captioned unrealized gain/loss on derivative instruments.

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

The following table sets forth the effect of derivative instruments on the consolidated balance sheets at March 31, 2021 and December 31, 2020:

		Fair Value
(Thousands of dollars)	Balance Sheet Location	March 31, 2021	December 31, 2020
Asset Derivatives:
Derivatives not designated as cash-flow hedging instruments:
Natural gas commodity contracts	Derivative asset short-term	$17	$—
Natural gas commodity contracts	Derivative asset long-term and other assets	77	97

Total		$94	$97

Liability Derivatives:
Derivatives not designated as cash-flow hedging instruments:
Crude oil commodity contracts	Derivative liability short-term	$(938)	$(428)
Natural gas commodity contracts	Derivative liability short-term	(346)	(296)
Crude oil commodity contracts	Derivative liability long-term	(385)	—
Natural gas commodity contracts	Derivative liability long-term	(7)	(44)

Total		$(1,676)	$(768)

Total derivative instruments		$(1,582)	$(671)

The following table sets forth the effect of derivative instruments on the consolidated statements of operations for the quarters ended March 31, 2021 and 2020:

	Location of gain/loss recognized in income	Amount of gain/loss recognized in income
(Thousands of dollars)		2021	2020
Derivatives not designated as cash-flow hedge instruments:
Natural gas commodity contracts	Unrealized (loss) gain on derivative instruments, net	$(15)	$305
Crude oil commodity contracts	Unrealized (loss) gain on derivative instruments, net	(896)	6,251
Natural gas commodity contracts	Realized (loss) gain on derivative instruments, net	(60)	191
Crude oil commodity contracts	Realized (loss) gain on derivative instruments, net	(152)	1,006

		$(1,123)	$7,753

(10) Earnings Per Share:

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

	Quarter Ended March 31,
	2021			2020
	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount
Basic	$(1,455)	1,994,197	$(0.73)	$(170)	1,995,174	$(0.09)

Effect of dilutive securities:
Options(a)					—

Diluted	$(1,455)	1,994,197	$(0.73)	$(170)	1,995,174	$(0.09)

(a)	The effect of the 767,000 outstanding stock options is antidilutive for the quarter ended March 31, 2021 and 2020, due to net loss for this period.

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

We derive our revenue and cash flow principally from the sale of oil, natural gas and NGLs. As a result, our revenues are determined, to a large degree, by prevailing prices for crude oil, natural gas and NGLs. We sell our oil and natural gas on the open market at prevailing market prices or through forward delivery contracts. Because some of our operations are located outside major markets, we are directly impacted by regional prices regardless of Henry Hub, WTI or other major market pricing. The market price for oil, natural gas and NGLs is dictated by supply and demand; consequently, we cannot accurately predict or control the price we may receive for our oil, natural gas and NGLs. Index prices for oil, natural gas and NGL’s have improved since the lows of 2020, however, we expect prices to remain volatile and consequently cannot determine with any degree of certainty what effect increases or decreases in these prices will have on our capital program, production volumes or revenue.

We are the operator of the majority of our developed and undeveloped acreage which is nearly all held by production. In the Permian Basin of West Texas and eastern New Mexico the Company maintains an acreage position of approximately 19,680 gross (12,460 net) acres, 97% of which is located in Reagan, Upton, Martin, and Midland counties of Texas where our current horizontal drilling activity is focused. We believe this acreage has significant resource potential in the Spraberry and Wolfcamp intervals for additional horizontal drilling that could support the drilling of as many as 250 additional horizontal wells. In Oklahoma we maintain an acreage position of approximately 56,090 gross (10,355 net) acres. Our Oklahoma horizontal development is focused primarily in Canadian, Kingfisher, Grady, and Garvin counties. We believe approximately 3,460 net acres in these counties hold significant additional resource potential that could support the drilling of as many as 52 new horizontal wells based on an estimate of four to ten wells per section, depending on the reservoir target area. Should we choose to participate with a working interest in future development, our share of these future capital expenditures would be approximately $12 million at an average 10% ownership level.

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

DoublePoint Energy, acquired by Pioneer Natural Resources, entered into a joint development agreement for the horizontal development of lands located in Reagan County, Texas in February of 2021 with PrimeEnergy . The agreement covers approximately 3,680 gross acres of blocked up leasehold to allow for 1.5 and 2 mile horizontal laterals. We believe this agreement represents significant future value for PrimeEnergy.

On May 10, 2021, the Company agreed to participate in the drilling of four wells in Canadian County, Oklahoma with Ovintiv Mid-Continent Inc. Drilling of these horizontal wells is expected to occur in the third quarter of 2021 and target the proven oil reservoirs of the Mississippian and Woodford Formations at roughly 8,900’ in depth with laterals of approximately 10,000’ in length. The Company has an 11.25% interest and will invest approximately $1.98 million in the drilling and completion of these wells.

RESULTS OF OPERATIONS

We reported a net loss of $1.46 million, $0.73 per share, for the three months ended March 2021 compared with net loss of $170 thousand, $0.09 per share, for the same period of 2020. The current year net loss reflects changes in oil, gas and NGLs sales related to decreased production combined with higher commodity prices offset by an unrealized loss on derivatives. The significant components of income and expense are discussed below.

Oil, gas and NGLs sales remained flat at $12.67 million and $12.80 million for the three months ended March 31, 2021 and 2020 respectively. Sales vary due to changes in volumes of production sold and realized commodity prices. There were substantial price increases in prices during the first quarter of 2021 compared to the same period in 2020. Our realized prices increased an average of $11.10 per barrel, or 24% on crude oil, increased an average of $1.59 per mcf, or 177% on natural gas and increased an average of $10.50 per barrel, or 107% on NGLs, during the three months ended March 31, 2021 from the same period in 2020.

Our crude oil production decreased by 71,000 barrels, or 30.34% from 234,000 barrels for the first quarter 2020 to 163,000 barrels for the first quarter 2021. Our natural gas production decreased by 273,000 mcf, or 29.1% from 938,000 mcf for the first quarter 2020 to 665,000 mcf for the first quarter 2021. Our natural gas liquids production decreased by 41,000 barrels, or 32.3% from 127,000 barrels for the first quarter 2020 to 86,000 barrels for the first quarter 2021. The decrease in production volumes reflect the natural decline of our properties combined with the shut-in of properties due to the freezing weather in Texas and Oklahoma during February 2021.

The following table summarizes the primary components of production volumes and average sales prices realized for the three months ended March 31, 2021 and 2020 (excluding realized gains and losses from derivatives).

		Three Months Ended March 31,
	2021	2020	Increase / (Decrease)	Increase / (Decrease)
Barrels of Oil Produced	163,000	234,000	(71,000)	(30.34)%
Average Price Received	$56.87	$45.77	$11.10	24.25%

Oil Revenue (In 000’s)	$9,270	$10,711	$(1,441)	(13.45)%

Mcf of Gas Sold	665,000	938,000	(273,000)	(29.10)%
Average Price Received	$2.49	$0.90	$1.59	177.03%

Gas Revenue (In 000’s)	$1,658	$846	$812	95.98%

Barrels of Natural Gas Liquids Sold	86,000	127,000	(41,000)	(32.28)%
Average Price Received	$20.29	$9.79	$10.50	107.26%

Natural Gas Liquids Revenue (In 000’s)	$1,745	$1,243	$502	40.39%

Total Oil & Gas Revenue (In 000’s)	$12,673	$12,800	$(127)	(0.99)%

Realized net gains and losses on derivative instruments include net losses of $0.06 million and $0.15 million on the settlements of natural gas and crude oil derivatives, respectively, for the first quarter 2021, and net gains of $0.19 million and $1.01 million on the settlements of natural gas and crude oil derivatives, respectively, for the first quarter 2020.

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

Changes in market values in the first quarter of 2021 resulted in net unrealized losses of $0.896 million and $0.015 million associated with crude oil and natural gas contracts, respectively. Changes in market values in the first quarter of 2020 resulted in net unrealized gains of $6.25 million and $0.31 million associated with crude oil and natural gas contracts, respectively.

	2021	2020
Oil Price	$55.70	$45.82
Gas Price	$2.40	$0.90
NGLS Price	$20.29	$9.79

Field service income decreased $2.0 million or 47.4% for the first quarter 2021 to $2.3 million from $4.3 million for the first quarter 2020. This decrease is a combined result of decreased utilization and rates charged to customers during the current quarter compared to the same quarter in 2020. Workover rig services, hot oil treatments, salt water hauling and disposal represent the bulk of our field service operations.

Lease operating expense decreased $1.06 million or 16.7% from $6.34 million for the first quarter 2020 to $5.28 million for the first quarter 2021. This decrease is primarily due to the disposition of marginal properties throughout the second half of 2020.

Field service expense decreased $1.6 million or 45% to $1.95 million for the first quarter 2021 from $3.55 million for the first quarter 2020. Field service expenses primarily consist of salaries and vehicle operating expenses which have decreased during the three months ended March 31, 2021 over the same period of 2020 related to decreased utilization of the equipment during the current quarter compared to the same quarter in 2020.

Depreciation, depletion, amortization and accretion on discounted liabilities decreased $1.7 million or 20.7% from $8.2 million for the first quarter 2020 to $6.5 million for the first quarter 2021 reflecting the reduced production rates in the first quarter of 2021.

General and administrative expense decreased $5.1 million or 66% from $7.7 million for the three months ended March 31, 2020 to $2.6 million for the three months ended March 31, 2021. This decrease in 2021 is primarily due to decreases in employee wages and benefits related to staff cut backs implemented late in the first quarter of 2020.

Interest expense decreased $0.14 million or 20.6% from $0.66 million for the first quarter 2020 to $0.52 million for the first quarter 2021. This decrease reflects the decrease in current borrowings under our revolving credit agreement.

Income tax benefit and expense for the March 31, 2021 and 2020 quarters varied due to the change in net loss for those periods.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from our operations, through our producing oil and gas properties, field services business and sales of acreage.

Net cash provided by operating activities for the quarter ended March 31, 2021, was $4.7 million, compared to $7.4 million in the first quarter of 2020. Excluding the effects of significant unforeseen expenses or other income, our cash flow from operations fluctuates primarily because of variations in oil and gas production and prices or changes in working capital accounts. Our oil and gas production will vary based on actual well performance but may be curtailed due to factors beyond our control.

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

Maintaining a strong balance sheet and ample liquidity are key components of our business strategy. For 2021, we will continue our focus on preserving financial flexibility and ample liquidity as we manage the risks facing our industry. Our 2021 capital budget is reflective of commodity prices and has been established based on an expectation of available cash flows, with any cash flow deficiencies expected to be funded by borrowings under our revolving credit facility. As we have done historically to preserve or enhance liquidity, we may adjust our capital program throughout the year, divest assets, or enter into strategic joint ventures. We are actively in discussions with financial partners for funding to develop our asset base and, if required, pay down our revolving credit facility should our borrowing base become limited due to the deterioration of commodity prices.

The Company maintains a Credit Agreement with a maturity date of February 15, 2023, providing for a credit facility totaling $300 million, with a borrowing base of $40 million. As of May 15, 2021, the Company has $35.95 million in outstanding borrowings and $4.05 million in availability under this facility. The bank reviews the borrowing base semi-annually and, at their discretion, may decrease or propose an increase to the borrowing base relative to a re-determined estimate of proved oil and gas reserves. The next borrowing base review is scheduled for July 2021. Our oil and gas properties are pledged as collateral for the line of credit and we are subject to certain financial and operational covenants defined in the agreement. We are currently in compliance with these covenants and expect to be in compliance over the next twelve months. If we do not comply with these covenants on a continuing basis, the lenders have the right to refuse to advance additional funds under the facility and/or declare all principal and interest immediately due and payable. Our borrowing base may decrease as a result of lower natural gas or oil prices, operating difficulties, declines in reserves, lending requirements or regulations, the issuance of new indebtedness or for other reasons set forth in our revolving credit agreement. In the event of a decrease in our borrowing base due to declines in commodity prices or otherwise, our ability to borrow under our revolving credit facility may be limited and we could be required to repay any indebtedness in excess of the re-determined borrowing base.

Our credit agreement requires us to hedge a portion of our production as forecasted for the PDP reserves included in our borrowing base review engineering reports. Accordingly, as of March 31, 2021, the Company has in place the following swap and put agreements for oil and natural gas.

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

The Company maintains an acreage position of 19,680 gross (12,460 net) acres in the Permian Basin in West Texas, primarily in Reagan, Upton, Martin and Midland counties and we believe this acreage has significant resource potential in as many as 10 reservoirs, including benches of the Spraberry, Jo Mill, and Wolfcamp that support the potential drilling of as many as 180 additional horizontal wells.

In Oklahoma, the Company’s horizontal activity is primarily focused in Canadian, Grady, Kingfisher, Garfield, Major, and Garvin counties where we have approximately 3,460 net leasehold acres. We believe this acreage has significant additional resource potential that could support the drilling of as many as 52 new horizontal wells based on an estimate of six wells per section: three in the Mississippian and three in the Woodford Shale. Should we choose to participate in future development, our share of the capital expenditures would be approximately $12 million at an average 10% ownership level; the Company will otherwise sell its rights for cash, or cash plus a royalty or working interest.

The majority of our capital spending is discretionary, and the ultimate level of expenditures will be dependent on our assessment of the oil and gas business environment, the number and quality of oil and gas prospects available, the market for oilfield services, and oil and gas business opportunities in general.

The Company has in place both a stock repurchase program and a limited partnership interest repurchase program. Spending under these programs in 2020 was $1,452 million. The Company expects continued spending under these programs in 2021.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the first three months of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	RISK FACTORS

The Company is a smaller reporting company and no response is required pursuant to this Item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities by the Company during the period covered by this report. There was no purchase of equity securities by the Company during the period covered by this report.

2021 Month	Number of Shares	Average Price Paid per share	Maximum Number of Shares that May Yet Be Purchased Under The Program at Month—End (1)
January	—	$—	147,721
February	—	$—	147,721
March	—	$—	147,721

Total/Average	—	$—

(1)

In December 1993, we announced that the Board of Directors authorized a stock repurchase program whereby we may purchase outstanding shares of the common stock from time-to-time, in open market transactions or negotiated sales. On October 31, 2012 and June 13, 2018, the Board of Directors of the Company approved an additional 500,000 and 200,000 shares respectively, of the Company’s stock to be included in the stock repurchase program. A total of 3,700,000 shares have been authorized, to date, under this program. Through March 31, 2021, a total of 3,552,279 shares have been repurchased under this program for $74,934,725 at an average price of $21.09 per share. Additional purchases of shares may occur as market conditions warrant. We expect future purchases will be funded with internally generated cash flow or from working capital.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	RESERVED

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit No.

3.1	Certificate of Incorporation of PrimeEnergy Resources Corporation, as amended and restated of December 21, 2018, (filed as Exhibit 3.1 of PrimeEnergy Resources Corporation Form 8-K on December 27, 2018, and incorporated herein by reference).

3.2	Bylaws of PrimeEnergy Resources Corporation as amended and restated as of April 24, 2020 (filed as Exhibit 3.2 of PrimeEnergy Resources Corporation Form 8-K on April 27, 2020 and incorporated herein by reference).

10.18	Composite copy of Non-Statutory Option Agreements (Incorporated by reference to Exhibit 10.18 of PrimeEnergy Resources Corporation Form 10-K for the year ended December 31, 2004).

10.22.5.10	Third Amended and Restated Credit Agreement dated as of February 15, 2017 among PrimeEnergy Resources Corporation, as Borrower, Compass Bank, as Administrative Agent and Lender, Wells Fargo, National Association, as Document Agent, the Lenders Party Hereto (Compass Bank, Wells Fargo, National Association, Citibank, N.A.) and BBVA Compass Bank, as Letter of Credit Issuer and Sole Lead Arranger and Sole Bookrunner (Incorporated by reference to Exhibit 10.22.5.10 to PrimeEnergy Resources Corporation Form 10-K for the year ended December 31, 2016).

10.22.5.10.1	THIRD AMENDMENT TO THIRD AMENDED AND RESTATED CREDIT AGREEMENT dated as of January 8, 2019, among PRIMEENERGY RESOURCES CORPORATION, as Borrower, THE LENDERS PARTY HERETO, COMPASS BANK, as Administrative Agent, WELLS FARGO BANK, NATIONAL ASSOCIATION, as Documentation Agent, and BBVA COMPASS, as Sole Lead Arranger and Sole Book Runner (Incorporated by reference to Exhibit 10.22.5.10.3 to PrimeEnergy Resources Corporation Form 10-K for the year ended December 31, 2018).

10.22.5.10.2	SECOND AMENDMENT TO THIRD AMENDED AND RESTATED CREDIT AGREEMENT dated as of July 17, 2018 among PRIMEENERGY CORPORATION, as Borrower, THE LENDERS PARTY HERETO, COMPASS BANK, as Administrative Agent, WELLS FARGO BANK, NATIONAL ASSOCIATION, as Documentation Agent, and BBVA COMPASS, as Sole Lead Arranger and Sole Book Runner, (Incorporated by reference to Exhibit 10.22.5.10.2 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2018).

10.22.5.10.3	THIRD AMENDMENT TO THIRD AMENDED AND RESTATED CREDIT AGREEMENT dated as of January 8, 2019, among PRIMEENERGY RESOURCES CORPORATION, as Borrower, THE LENDERS PARTY HERETO, COMPASS BANK, as Administrative Agent, WELLS FARGO BANK, NATIONAL ASSOCIATION, as Documentation Agent, and BBVA COMPASS, as Sole Lead Arranger and Sole Book Runner (Incorporated by reference to Exhibit 10.22.5.10.3 to PrimeEnergy Resources Corporation Form 10-K for the year ended December 31, 2018).

10.22.5.10.4	FOURTH AMENDMENT TO THE THIRD AMENDED AND RESTATED CREDIT AGREEMENT dated as of May 8, 2020 among PRIMEENERGY RESOURCES CORPORATION, as Borrower, THE LENDERS PARTY HERETO, BBVA USA (f/k/a COMPASS BANK), as Administrative Agent, WELLS FARGO BANK, NATIONAL ASSOCIATION, as Documentation Agent, and BBVA USA, as Sole Lead Arranger and Sole Book Runner (Incorporated by reference to 10.22.5.10.4 to PrimeEnergy Resources Corporation Form 10-Q for the quarter ended September 30, 2020).

10.22.5.10.5	FIFTH AMENDMENT TO THIRD AMENDED AND RESTATED CREDIT AGREEMENT dated as of September 4, 2020, among PRIMEENERGY RESOURCES CORPORATION, as Borrower, THE LENDERS PARTY HERETO, BBVA USA (f/k/a COMPASS BANK,) as Administrative Agent, WELLS FARGO BANK, NATIONAL ASSOCIATION, as Documentation Agent, and BBVA USA, as Sole Lead Arranger and Sole Book Runner (Incorporated by reference to 10.22.5.10.5 to PrimeEnergy Resources Corporation Form 10-Q for the quarter ended September 30, 2020).

10.22.5.10.6	SIXTH AMENDMENT TO THIRD AMENDED AND RESTATED CREDIT AGREEMENT dated as of FEBRUARY 11, 2021, among PRIMEENERGY RESOURCES CORPORATION, as Borrower, THE GUARANTORS PARTY HERETO, THE LENDERS PARTY, HERETO, BBVA USA, as Administrative Agent and BBVA USA, as Sole Lead Arranger and Sole Book Runner (Incorporated by reference to Exhibit 10.22.5.10.6 to PrimeEnergy Resources Corporation Form 8-K dated February 12, 2021).

10.22.5.11	Amended, Restated and Consolidated Guaranty dated as of February 15, 2017, among PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, EOWS Midland Company and Prime Offshore L.L.C. in favor of Compass Bank, as Administrative Agent for the Lenders (Incorporated by reference to Exhibit 10.22.5.11 to PrimeEnergy Resources Corporation Form 10-K for the year ended December 31, 2016).

10.22.5.12	Amended, Restated and Consolidated Pledge and Security Agreement dated as of February 15, 2017, among PrimeEnergy Resources Corporation, PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, EOWS Midland Company and Prime Offshore L.L.C. and Compass Bank, as Administrative Agent for the Secured Parties (Incorporated by reference to Exhibit 10.22.5.12 to PrimeEnergy Resources Corporation Form 10-K for the year ended December 31, 2016).

10.22.5.13	Amended, Restated and Consolidated Deed of Trust, Mortgage, Security Agreement, Assignment of Production and Financing Statement Dated as of May 5, 2017 (Incorporated by reference to Exhibit 10.22.5.13 to PrimeEnergy Resources Corporation Form 10-Q for the quarter ended March 31, 2017).

10.22.5.14	Deed of Trust, Mortgage, Security Agreement, Assignment of Production and Financing Statement Dated as of May 5, 2017 (Incorporated by reference to Exhibit 10.22.5.14 to PrimeEnergy Resources Corporation Form 10-Q for the quarter ended March 31, 2017).

14	PrimeEnergy Resources Corporation Code of Business Conduct and Ethics, as amended December 16, 2011 (Incorporated by reference to Exhibit 14 of PrimeEnergy Resources Corporation Form 10-K for the year ended December 31, 2011).

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL (eXtensible Business Reporting Language) Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PrimeEnergy Resources Corporation
(Registrant)

May 18, 2021	/s/ Charles E. Drimal, Jr.
(Date)	Charles E. Drimal, Jr.
President
Principal Executive Officer

/s/ Beverly A. Cummings
May 18, 2021	Beverly A. Cummings
Executive Vice President
Principal Financial Officer