Form 10-Q
period 2021-06-30
PRIMEENERGY RESOURCES CORP
filed 2021-08-23
CIK 56868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021
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
12b-2
of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☒

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of each class of the Registrant’s Common Stock as of August
23
, 2021was: Common Stock, $0.10 par value 1,994,177 shares.

PrimeEnergy Resources Corporation
Index to Form
10-Q
June 30, 2021

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
PRIMEENERGY RESOURCES CORPORATION
C
ONDENSED
C
ONSOLIDATED
B
ALANCE
S
HEETS
– Unaudited
(Thousands of dollars)

	June 30, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$3,797	$996
Accounts receivable, net	10,243	7,221
Prepaid obligations	1,529	590
Other current assets	104	104

Total Current Assets	15,673	8,911
Property and Equipment, at cost
Oil and gas properties (successful efforts method), net	176,493	185,098
Field and office equipment, net	5,901	5,955

Total Property and Equipment, Net	182,394	191,053

Other assets	438	520

Total Assets	$198,505	$200,484

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$8,544	$5,217
Accrued liabilities	5,297	6,787
Due to related parties	—	38
Current portion of long-term debt	1,072	487
Current portion of asset retirement and other long-term obligations	893	867
Derivative liability short-term	4,860	724

Total Current Liabilities	20,666	14,120
Long-Term Bank Debt	32,682	38,267
Asset Retirement Obligations	13,906	12,891
Derivative Liability Long-Term	1,780	44
Deferred Income Taxes	34,853	36,367
Other Long-Term Obligations	489	797

Total Liabilities	104,376	102,486
Commitments and Contingencies
Equity
Common stock, $.10 par value; Authorized: 2,810,000 shares, Outstanding: 1,994,177 shares	281	281
Paid-in capital	7,541	7,541
Retained earnings	122,946	126,804
Treasury stock, at cost; 2021: 815,823 shares	(37,502)	(37,502)

Total Stockholders’ Equity – PrimeEnergy Resources	93,266	97,124
Non-controlling interest	863	874

Total Equity	94,129	97,998

Total Liabilities and Equity	$198,505	$200,484

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION
C
ONDENSED
C
ONSOLIDATED
S
TATEMENTS
OF
O
PERATIONS
– Unaudited
Three and six months ended June 30, 2021 and 2020
(Thousands of dollars, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Oil sales	$10,664	$3,613	$19,934	$14,324
Natural gas sales	2,292	543	3,950	1,389
Natural gas liquids sales	2,404	495	4,149	1,738
Realized gain (loss) on derivative instruments, net	(701)	4,757	(913)	5,954
Field service income	2,900	2,381	5,163	6,681
Administrative overhead fees	1,161	968	2,291	2,194
Unrealized gain (loss) on derivative instruments, net	(5,057)	(5,615)	(5,968)	941
Other income	—	136	29	165

Total Revenues	13,663	7,278	28,635	33,386
Costs and Expenses
Lease operating expense	5,290	6,230	10,572	12,574
Field service expense	2,378	1,925	4,331	5,474
Depreciation, depletion, amortization and accretion on discounted liabilities	6,610	6,900	13,107	15,093
General and administrative expense	2,473	2,570	5,107	10,306

Total Costs and Expenses	16,751	17,625	33,117	43,447
Gain on Sale and Exchange of Assets	106	82	106	194

(Loss) from Operations	(2,982)	(10,265)	(4,376)	(9,867)
Other (Expense)
Interest (Expense)	(484)	(500)	(1,007)	(1,159)

(Loss) Before Income Taxes	(3,466)	(10,765)	(5,383)	(11,026)
Income Taxes (Benefit)	(1,054)	(3,979)	(1,514)	(4,036)

Net (Loss)	(2,412)	(6,786)	(3,869)	(6,990)
Less: Net (Loss) Attributable to Non-Controlling Interests	(9)	(520)	(11)	(554)

Net (Loss) Attributable to PrimeEnergy	(2,403)	(6,266)	$(3,858)	$(6,436)

Basic (Loss) Per Common Share	$(1.20)	$(3.14)	$(1.93)	$(3.23)

Diluted (Loss) Per Common Share	$(1.20)	$(3.14)	$(1.93)	$(3.23)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION
C
ONDENSED
C
ONSOLIDATED
S
TATEMENT
OF
E
QUITY
– Unaudited
Six months Ended June 30, 2021 and 2020
(Thousands of dollars)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity – PrimeEnergy	Non- Controlling Interest	Total Equity
	Shares Outstanding	Common Stock

Balance at December 31, 2020	1,994,177	$281	$7,541	$126,804	$(37,502)	$97,124	$874	$97,998
Net Loss	—	—	—	(3,858)	—	(3,858)	(11)	(3,869)

Balance at June 30, 2021	1,994,177	$281	$7,541	$122,946	$(37,502)	$93,266	$863	$94,129

Balance at December 31, 2019	1,998,978	$281	$7,505	$129,120	$(36,792)	$100,114	$3,249	$103,363
Purchase 4,801 shares of common stock	(4,801)	$—	$—	$—	$(709)	$(709)	$—	$(709)
Net Loss	—	—	—	(6,436)	—	(6,436)	(554)	(6,990)

Balance at June 30, 2020	1,994,177	$281	$7,505	$122,684	$(37,501)	$92,969	$2,695	$95,664

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION
C
ONDENSED
C
ONSOLIDATED
S
TATEMENTS
OF
C
ASH
F
LOWS
– Unaudited
Six Months Ended June 30, 2021 and 2020
(Thousands of dollars)

	2021	2020
Cash Flows from Operating Activities:
Net (loss)	$(3,869)	$(6,990)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion on discounted liabilities	13,107	15,093
Gain on sale and exchange of assets	(106)	(194)
Unrealized (gain) loss on derivative instruments, net	5,968	(941)
Deferred income taxes	(1,514)	(2,315)
Changes in assets and liabilities:
Accounts receivable	(3,022)	5,343
Due to related parties	(38)	—
Prepaids and other assets	(939)	(423)
Accounts payable	3,327	2,126
Accrued liabilities	(1,490)	(2,896)

Net Cash Provided by Operating Activities	11,424	8,803

Cash Flows from Investing Activities:
Capital expenditures, including exploration expense	(3,729)	(6,046)
Proceeds from sale of properties and equipment	106	194

Net Cash (Used in) Investing Activities	(3,623)	(5,852)

Cash Flows from Financing Activities:
Purchase of stock for treasury	—	(709)
Proceeds from long-term bank debt and other long-term obligations	3,000	6,243
Repayment of long-term bank debt and other long-term obligations	(8,000)	(5,000)

Net Cash (Used in) Provided by Financing Activities	(5,000)	534

Net Increase in Cash and Cash Equivalents	2,801	3,485
Cash and Cash Equivalents at the Beginning of the Period	996	1,015

Cash and Cash Equivalents at the End of the Period	$3,797	$4,500

Supplemental Disclosures:
Income taxes paid	$—	$—
Interest paid	$1,009	$1,182
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION
N
OTES
TO
C
ONDENSED
C
ONSOLIDATED
F
INANCIAL
S
TATEMENTS
June 30, 2021
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
for the year ended December 31, 2020. In the opinion of management, the accompanying interim condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020, the condensed consolidated results of operations, cash flows and equity for the six months ended June 30, 2021 and 2020.
As of June 30, 2021, PrimeEnergy’s significant accounting policies are consistent with those discussed in Note 1—Description of Operations and Significant Accounting Policies of its consolidated financial statements contained in PrimeEnergy’s Annual Report on Form
10-K
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
(
2) Acquisitions and Dispositions:
Historically the Company has repurchased the interests of the partners and trust unit holders in the oil and gas limited partnerships (the “Partnerships”) and the asset and business income trusts (the “Trusts”) managed by the Company as general partner and as managing trustee, respectively. The Company had no
such repurchases during the six months ending June 30, 2021 and 2020.
(3) Additional Balance Sheet Information:
Certain balance sheet amounts are comprised of the following:

(Thousands of dollars)	June 30, 2021	December 31, 2020
Accounts Receivable:
Joint interest billing	$2,038	$2,475
Trade receivables	1,267	1,073
Oil and gas sales	7,292	3,469
Other	244	802

	10,841	7,819
Less: Allowance for doubtful accounts	(598)	(598)

Total	$10,243	$7,221

Accounts Payable:
Trade	$1,234	$876
Royalty and other owners	7,118	3,569
Partner advances	192	193
Other	—	579

Total	$8,544	$5,217

Accrued Liabilities:
Compensation and related expenses	$3,371	$3,331
Property costs	910	2,056
Taxes	1,016	1,016
Other	—	384

Total	$5,297	$6,787

(4) Property and Equipment:
Property and equipment at June 30, 2021 and December 31, 2020 consisted of the following:

(Thousands of dollars)	June 30, 2021	December 31, 2020
Proved oil and gas properties, at cost	$524,350	$520,488
Less: Accumulated depletion and depreciation	(347,857)	(335,390)

Oil and Gas Properties, Net	$176,493	$185,098

Field and office equipment	$27,011	$26,797
Less: Accumulated depreciation	(21,110)	(20,842)

Field and Office Equipment, Net	$5,901	$5,955

Total Property and Equipment, Net	$182,394	$191,053

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
On June 30, 2021, the Company had a total of $32 million of borrowings outstanding under its revolving credit facility at a weighted-average interest rate of 5.22% and $8 million was available for future borrowings. The combined weighted average interest rate paid on outstanding bank borrowings subject to base rate and LIBO interest was 5.31% for the six months ended June 30, 2021 as compared to 4.22% for six months ended June 30, 2020.
Paycheck Protection Program Loans
During May 2020, Prime Operating Company and Eastern Oil Well Services Corporation, subsidiaries of the Company received loan proceeds in the amount of $1.28 million and $0.47 million, respectively, under the Paycheck Protection Program (the “PPP”) of the CARES Act, which was enacted March 27, 2020. The PPP Loans are evidenced by a promissory note in favor of the Lender, which bears interest at the rate of 1.00% per annum. No payments of principal or interest are due under the note until the date on which the amount of loan forgiveness (if any) under the CARES Act, which can be up to 10 months after the end of the related notes covered period (which is defined as 24 weeks after the date of the loan) (the “Deferral Period”). The note may be prepaid at any time prior to maturity with no prepayment penalties. Funds from the PPP Loans may be used only for payroll and related costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations that were incurred prior to February 15, 2020 (the “Qualifying Expenses”). Under the terms of the PPP Loans, certain amounts thereunder may be forgiven if they are used for Qualifying Expenses as described in and in compliance with the CARES Act. The Company utilized the PPP Loan proceeds exclusively for Qualifying Expenses during the
24-week
coverage period and has submitted its application for forgiveness in accordance with the terms of the CARES Act and related guidance. In the event the PPP Loan or any portion thereof is forgiven, the amount forgiven is applied to the outstanding principal.

To the extent, if any, that any or all of the PPP loans are not forgiven, beginning one month following expiration of the Deferral Period, and continuing monthly until 24 months from the date of each applicable Note (the “Maturity Date”), the Company is obligated to make monthly payments of principal and interest to the Lender with respect to any unforgiven portion of the Note, in such equal amounts required to fully amortize the principal amount outstanding on such Note as of the last day of the applicable Deferral Period by the applicable Maturity Date. The Company accounts for these loans on the balance sheet as financial liabilities reported within the following lines: Current portion of long-term debt in the amount of $1.07 million and included as part of the long-term bank debt in the amount of $682 thousand.
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
Operating lease costs for the six months ended June 30, 2021 were $287 thousand. Cash payments included in the operating lease cost for six months ended June 31, 2021 were $300 thousand. The weighted-average remaining operating lease terms is 14.5 months. The amortization and interest expense for the financing lease amounted to $2,302 and the cash payment for the lease was $2,552 and the lease term expired in April 2021.
The Company amended certain leases for office space in Texas providing for payments of $299,000 in 2021, $158,000 in 2022 and $17,000 in 2023.
Rent expense for office space for the six months ended June 30, 2021 and 2020 was $328,000 and $331,000, respectively.
The payment schedule for the Company’s operating lease obligations as of June 30, 2021 is as follows:

(Thousands of dollars)	Operating Leases
2021	$299
2022	158
2023	17

Total undiscounted lease payments	$474
Less: Amount associated with discounting	(21)

Net operating lease liabilities	$453

Asset Retirement Obligation:
A reconciliation of the liability for plugging and abandonment costs for the six months ended June 30, 2021 is as follows:

(Thousands of dollars)	June 30, 2021
Asset retirement obligation at December 31, 2020	$13,660
Liabilities incurred	721
Liabilities settled	(281)
Accretion expense	306

Asset retirement obligation at June 30, 2021	$14,406

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
(8) Stock Options and Other Compensation:
In May 1989,
non-statutory
stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. At June 30, 2021 and 2020, remaining options held by two key executive officers on 767,500 shares were outstanding and exercisable at prices ranging from $1.00 to $1.25. According to their terms, the options have no expiration date.
(9) Related Party Transactions:
The Company, as managing general partner or managing trustee, makes an annual offer to repurchase the interests of the partners and trust unit holders in certain of the Partnerships or Trusts. The Company had no such repurchases during the six months ended June 30, 2021 and 2020. Payables owed to related parties primarily represent receipts collected by the Company as agent for the joint venture partners, which may include members of the Company’s Board of Directors, for oil and gas sales net of expenses.
(10) Financial Instruments
Fair Value Measurements:
Authoritative guidance on fair value measurements defines fair value, establishes a framework for measuring fair value and stipulates the related disclosure requirements. The Company follows a three-level hierarchy, prioritizing and defining the types of inputs used to measure fair value. The fair values of the Company’s interest rate swaps, natural gas and crude oil price collars and swaps are designated as Level 3. The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020:

June 30, 2021	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2021
(Thousands of dollars)
Liabilities
Commodity derivative contracts	$—	$—	$(6,640)	$(6,640)

Total liabilities	$—	$—	$(6,640)	$(6,640)

December 31, 2020	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2020
(Thousands of dollars)
Assets
Commodity derivative contracts	$—	$—	$97	$97

Total assets	$—	$—	$97	$97

Liabilities
Commodity derivative contract	$—	$—	$(768)	$(768)

Total liabilities	$—	$—	$(768)	$(768)

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
The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the quarter ended June 30, 2021.

(Thousands of dollars)
Net Liabilities – December 31, 2020	$(671)
Total realized and unrealized (gains) losses:
Included in earnings (a)	(6,881)
Purchases, sales, issuances and settlements	912

Net Liabilities — June 30, 2021	$(6,640)

(a)	Derivative instruments are reported in revenues as realized gain/loss and on a separately reported line item captioned unrealized gain/loss on derivative instruments.
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
The following table sets forth the effect of derivative instruments on the consolidated balance sheets at June 30, 2021 and December 31, 2020:

		Fair Value
(Thousands of dollars)	Balance Sheet Location	June 30, 2021	December 31, 2020
Asset Derivatives:
Derivatives not designated as cash-flow hedging instruments:
Natural gas commodity contracts	Derivative asset long-term and other assets	—	$97

Total		$—	$97

Liability Derivatives:
Derivatives not designated as cash-flow hedging instruments:
Crude oil commodity contracts	Derivative liability short-term	$(3,759)	$(428)
Natural gas commodity contracts	Derivative liability short-term	(1,101)	(296)
Crude oil commodity contracts	Derivative liability long-term	(1,552)	—
Natural gas commodity contracts	Derivative liability long-term	(228)	(44)

Total		$(6,640)	$(768)

Total derivative instruments		$(6,640)	$(671)

The following table sets forth the effect of derivative instruments on the consolidated statements of operations for the six months ended June 30, 2021 and 2020:

	Location of gain/loss recognized in income	Amount of gain/loss recognized in income
(Thousands of dollars)		2021	2020
Derivatives not designated as cash-flow hedge instruments:
Natural gas commodity contracts	Unrealized gain (loss) on derivative instruments, net	(1,085)	87
Crude oil commodity contracts	Unrealized (loss) gain on derivative instruments, net	(4,883)	854
Natural gas commodity contracts	Realized gain (loss) on derivative instruments, net	(277)	409
Crude oil commodity contracts	Realized (loss) on derivative instruments, net	(636)	5,545

		$(6,881)	$6,895

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

	Six Months Ended June 30,
	2021			2020
	Net Loss (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount
Basic	$(3,858)	1,994,177	$(1.93)	$(6,436)	1,994,675	$(3.23)
Effect of dilutive securities:
Options (a)	—	—		—	—

Diluted	$(3,858)	1,994,177	$(1.93)	$(6,436)	1,994,675	$(3.23)

	Three Months Ended June 30,
	2021			2020
	Net Loss (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount
Basic	$(2,403)	1,994,177	$(1.20)	$(6,266)	1,994,177	$(3.14)
Effect of dilutive securities:
Options (a)	—	—		—	—

Diluted	$(2,403)	1,994,177	$(1.20)	$(6,266)	1,994,177	$(3.14)

(a)	The effect of the 767,500 outstanding stock option is anti-dilutive for the six and three months ended June 30, 2021 and 2020, due to net loss for the period.

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
OVERVIEW
The Company’s activities include development drilling. Our strategy is to develop the Company’s extensive oil and gas reserves primarily through horizontal drilling. This strategy includes targeting reservoirs with high initial production rates and cash flow as well as targeting reservoirs with lower initial production rates but with higher expected return on investment. We believe that with today’s technology, horizontal development of our reserves provides superior economic results as compared to vertical development, by delivering higher production rates through greater contact and stimulation of a larger volume of reservoir rock while minimizing the surface footprint required to develop those same reserves.
Our cash flows depend on many factors, including the price of oil, gas and natural gas liquids (NGL’s), the success of our acquisition and drilling activities, and the operational performance of our producing properties. We use derivative instruments to manage our commodity price risk. This practice may prevent us from receiving the full advantage of any increases in commodity prices above the maximum fixed amount specified in the derivative agreements and subjects us to the credit risk of the counterparties to such agreements. Since all our derivative contracts are accounted for under mark-to-market
accounting, we expect continued volatility in gains and losses on mark-to-market
derivative contracts in our consolidated statement of operations as changes occur in the NYMEX price indices.
Our financial results depend on many factors, particularly the price of natural gas, crude oil and natural gas liquids and our ability to market our products on economically attractive terms. Commodity prices are affected by many factors outside of our control, including changes in market supply and demand, which are impacted by weather conditions, pipeline capacity constraints, inventory storage levels, basis differentials, and other factors. In addition, our realized prices are further impacted by our derivative and hedging activities.
We derive our revenue and cash flow principally from the sale of oil, natural gas, and NGLs. As a result, our revenues are determined, to a large degree, by prevailing prices for crude oil, natural gas, and NGLs. We sell our oil and natural gas on the open market at prevailing market prices or through forward delivery contracts. Because some of our operations are located outside major markets, we are directly impacted by regional prices regardless of Henry Hub, WTI, or other major market pricing. The market price for oil, natural gas, and NGLs is dictated by supply and demand; consequently, we cannot accurately predict or control the price we may receive for our oil, natural gas, and NGLs. Index prices for oil, natural gas, and NGL’s have improved since the lows of 2020, however, we expect prices to remain volatile and consequently cannot determine with any degree of certainty what effect increases or decreases in these prices will have on our capital program, production volumes or revenue.
We are the operator of the majority of our developed and undeveloped acreage which is nearly all held by production. In the Permian Basin of West Texas and eastern New Mexico, the Company maintains an acreage position of approximately 19,680 gross (12,460 net) acres, 97% of which is located in Reagan, Upton, Martin, and Midland counties of Texas where our current horizontal drilling activity is focused. We believe this acreage has significant resource potential in the Spraberry and Wolfcamp intervals for additional horizontal drilling that could support the drilling of as many as 250 additional horizontal wells. In Oklahoma, we maintain an acreage position of approximately 52,800 gross (10,300 net) acres. Our Oklahoma horizontal development is focused primarily in Canadian, Kingfisher, Grady, and Garvin counties. We believe approximately 3,460 net acres in these counties hold significant additional resource potential that could support the drilling of as many as 49 new horizontal wells based on an estimate of four to ten wells per section, depending on the reservoir target area. Should we choose to participate with a working interest in future development, our share of these future capital expenditures would be approximately $34 million at an average 10% ownership level.
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
In several of our producing regions, we have field service groups to service our operated wells and locations as well as third-party operators in the area. These services consist of well service support, site preparation, and construction services for drilling and workover operations. Our operations are performed utilizing workover and swab rigs, water transport trucks, hot oil trucks, saltwater disposal facilities, various land excavating equipment, and trucks we own and that are operated by our field employees.
Gulf Coast Region
Our development, exploitation, exploration, and production activities in the Gulf Coast region are primarily concentrated in southeast Texas. This region is managed from our office in Houston, Texas. Principal producing intervals are in the Wilcox, San Miguel, Olmos, and Yegua formations at depths ranging from 3,000 to 12,500 feet. We had 239 producing wells (124 net) in the Gulf Coast region as of December 31, 2020, of which 158 wells are operated by us. Average net daily production in our Gulf Coast Region in 2020 was 297 Boe. On December 31, 2020, we had 517 MBoe of proved reserves in the Gulf Coast region, which represented 5% of our total proved reserves. We maintain an acreage position of over 11,900 gross (4,300 net) acres in this region, primarily in Dimmit and Polk counties. We operate a field service group in this region from a field office in Carrizo Springs, Texas utilizing four workover rigs, nineteen water transport trucks, two saltwater disposal wells, two hot oilers, and excavating equipment. Services including well service support, site preparation, and construction services for drilling and workover operations are provided to third-party operators as well as utilized in our operated wells and locations. As of June 30, 2021, the Gulf Coast region has no operated wells in the process of being drilled, no waterfloods in the process of being installed, and no other related activities of material importance.
Mid-Continent
Region
Our
Mid-Continent
activities are concentrated in central Oklahoma. This region is managed from our office in Oklahoma City, Oklahoma. As of December 31, 2020, we had 549 wells (217 net) in the
Mid-Continent
area, of which 209 wells are operated by us. Principal producing intervals are in the Roberson, Avant, Skinner, Sycamore, Bromide, McLish, Hunton, Mississippian, Oswego, Red Fork, and Chester formations at depths ranging from 1,100 to 10,500 feet. Average net daily production in our
Mid-Continent
Region in 2020 was 788 Boe. On December 31, 2020, we had 1,670 MBoe of proved reserves in the
Mid-Continent
area, or 16% of our total proved reserves. We maintain an acreage position of approximately 52,800 gross (10,300 net) acres in this region, primarily in Canadian, Kingfisher, Grant, Major, and Garvin counties. Our
Mid-Continent
region is actively participating with third-party operators in the horizontal development of lands that include Company-owned interest in several counties in the Stack and Scoop plays of Oklahoma where drilling is primarily targeting reservoirs of the Mississippian, and Woodford formations. As of June 30, 2021, in the
Mid-Continent
region, the Company was participating in the completion of four wells included as Proved Undeveloped in the 2020 year-end
reserve report: one for 9.9% interest and three for less than one percent interest. In addition, the Company has committed to participate for 11.25% working interest in the drilling and completion of four wells in Canadian County, Oklahoma. Our share of these wells will be approximately $1.98 million. As of August 16, 2021, these four wells have been drilled and are currently awaiting completion.
West Texas Region
Our West Texas activities are concentrated in the Permian Basin of West Texas and New Mexico. The basin covers more than 75,000 square miles and extends across 52 Counties. The Wolfcamp and Spraberry reservoirs of this basin are among the largest contiguous accumulations of oil and gas in the United States. Production from these reservoirs is West Texas Intermediate Sweet Crude oil and high quality casing-head gas. This region is managed from our office in Midland, Texas. As of December 31, 2020, we had 556 wells (263 net) in the West Texas area, of which 325 wells are operated by us. Principal producing intervals are in the Wolfcamp and Spraberry formations at depths ranging from 5,500 to 12,500 feet. The average net daily production in Our West Texas Region in 2020 was 3,178 Boe. On December 31, 2020, we had 8,242 MBoe of proved reserves in the West Texas area, or 79% of our total proved reserves. We maintain an acreage position of approximately 19,679 gross (12,461 net) acres in the Permian Basin in West Texas, primarily in Reagan, Upton, Martin, and Midland counties, and believe this acreage has significant resource potential for horizontal drilling in the Spraberry, Jo Mill, and Wolfcamp intervals. We operate a field service group in this region utilizing nine workover rigs, four hot oiler trucks, one kill truck, and two roustabout trucks. Services including well service support, site preparation, and construction services for drilling and workover operations are provided to third-party operators as well as utilized in our operated wells and locations.
In the spring of 2020, the Company participated with Apache Corporation in the drilling of six horizontal wells on our Kashmir acreage in Upton County, Texas. In March of 2021, we drilled an additional three wells on the same acreage block. As of June 30, 2021, the Company was participating in the completion of these nine horizontal wells for an average of 47.5% interest with an estimated total investment of approximately $27.8 million. As of August 23, 2021, all nine wells have been completed and are in the process of being placed on production.
Reserve Information:
Our interests in proved developed and undeveloped oil and gas properties, including the interests held by the Partnerships, have been evaluated by Ryder Scott Company, L.P. for each of the three years ended December 31, 2020. The professional qualifications of the technical persons primarily responsible for overseeing the preparation of the reserve estimates can be found in the Company’s 2020 Form 10K Exhibit 99.1, the Ryder Scott Company, L.P. Report on Registrant’s Reserves Estimates. In matters related to the preparation of our reserve estimates, our district managers report to the Engineering Data manager, who maintains oversight and compliance responsibility for the internal reserve estimate process and provides oversight for the annual preparation of reserve estimates of 100% of our year-end
reserves by our independent third-party engineers, Ryder Scott Company, L.P. The members of our district and central groups consist of degreed engineers and geologists with between approximately twenty and thirty-five years of industry experience, and between eight and twenty-five years of experience managing our reserves. Our Engineering Data manager, the technical person primarily responsible for overseeing the preparation of reserves estimates, has over thirty years of experience, holds a Bachelor’s degree in Geology and an MBA in finance, and is a member of the Society of Petroleum Engineers and American Association of Petroleum Geologist.
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

(a)
In computing total reserves on a barrel of oil equivalent (Boe) basis, gas is converted to oil based on its relative energy content at the rate of six Mcf of gas to one barrel of oil, and NGLs are converted based upon volume; one barrel of natural gas liquids equals one barrel of oil.

On December 31, 2020, the Company had 3,221 Mboe of proved undeveloped (PUD) reserves attributable to 13 wells operated by others, three of which are new wells spud in 2020 but not drilled until the first quarter of 2021, and 10 of which that were drilled as of year-end
but not yet completed. The three new horizontal wells along with six uncompleted wells are located on our Kashmir tract in Upton County, Texas. They are operated by Apache Corporation and in the process of being completed and will be on production in the third quarter of 2021. These nine wells account for 3,127 Mboe of the total undeveloped reserves at year-end.
Our average 47.5% share of the total cost of these nine horizontal wells will be approximately $27.8 million. The four remaining PUD wells, drilled but not completed at year-end,
are located in Grady County, Oklahoma and account for 95 Mboe of the total undeveloped reserves.
Additional drilling and future development plans will be established based on an expectation of available cash flows from operations and availability of funds under our revolving credit facility.

We employ technologies to establish proven reserves that have demonstrated consistent results capable of repetition. The technologies being used in the estimation of our proved reserves include, but are not limited to, decline curve and volumetric analysis, analogy, geologic mapping, as well as evaluation of reservoir properties, production, and well test data. The estimated reserves of wells with sufficient production history are estimated using appropriate decline curves. Estimated reserves of producing wells with limited production history and for undeveloped locations are estimated using performance data from analogous wells in the area. These wells are considered analogous based on production performance from the same formation and with similar completion techniques.
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
The PV 10 Value represents the discounted future net cash flows attributable to our proved oil and gas reserves before income tax, discounted at 10%. Although this measure is not in accordance with U.S. generally accepted accounting principles (“GAAP”), we believe that the presentation of the PV10 Value is relevant and useful to investors because it presents the discounted future net cash flow attributable to proved reserves before taking into account corporate future income taxes and the current tax structure. We use this measure when assessing the potential return on investment related to oil and gas properties. The PV10 of future income taxes represents the sole reconciling item between this non-GAAP
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

In Upton County, West Texas, we are actively developing a contiguous 3,260 acre Area of Mutual Interest (AMI) with our joint venture partner, Apache Corporation. In this acreage block, the Company has leasehold acres with interest between 14% and 56% depending on the particular lease and depth being developed. Development to date has been from the Wolfcamp “B” reservoir where we have 34 horizontals currently producing. Planning now is for the development of the shallower Upper Wolfcamp, Jo Mill, and Lower Spraberry reservoirs that have been proven economical by near-offset completions. We have 36 horizontals slated for the development of these three reservoirs, with 18 of these planned as
3-mile
laterals. In addition, there is a Middle Spraberry target reservoir that will likely be developed with 12 horizontals. In total, we anticipate 48 horizontal wells will develop these four reservoirs with a cost estimate of $146 million net to the Company. The actual number of wells that are eventually drilled as well as the cost and the timing of drilling will vary based upon many factors including commodity market conditions.
Two miles east of the AMI acreage described above, the Company is also developing a
1,280-acre
block with Apache Corporation. Initially, six horizontal wells developed the Middle Wolfcamp reservoir. In 2019, three horizontals proved the viability of production from the Wolfcamp “A”, Jo Mill, and Lower Spraberry. Since early 2020, the Company and Apache drilled nine more laterals targeting these three reservoirs, three of which were drilled in the first quarter of 2021. As of August 23, 2021, all nine wells have been completed and are in the process of being placed on production. Prime holds an average 47.5% working interest in these wells. Our share of the cost of these nine horizontal wells will be approximately $27.8 million in total. In addition to these shallow reservoirs, the Middle Spraberry is also being considered as a target. Future development of the Middle Spraberry is likely to occur using four horizontals. The approximate completed cost of these four wells is $30.2 million, with the Company’s share being $14.2 million.
Also in the Permian Basin of West Texas, we are developing a
965-acre
block with ConocoPhillips in Martin County, Texas. In 2016 and 2017, four horizontal wells were drilled and have been producing from the Wolfcamp. The Company owns between 35% and 38% interest in various leases of this joint venture acreage where ConocoPhillips is the operator. No near-term additional drilling plans have been received, however, development of offset acreage by other operators has demonstrated the potential for good economic production from multiple landing zones on our acreage block.
In Reagan County, Texas, the Company and Pioneer Natural Resources have agreed to jointly develop approximately 3,680 gross acres. This agreement facilitates the drilling of as many as 108 horizontal laterals where the company would have an average of 34.5% working interest and invest approximately $236 million. We believe this agreement represents significant future value for PrimeEnergy.
Also in Reagan County, Texas, the Company has separate joint development projects with BTA Producers, Inc. and Hibernia Energy III, LLC. These two development blocks can accommodate the drilling of 144 horizontal wells to produce from five prospective reservoirs, four of which are proven. The Company’s share is expected to be 50% and the potential investment net to the Company would be approximately $442 million. The actual number of wells eventually drilled, and the cost and the timing of such wells are dependent upon many factors including commodity market conditions.
In Canadian County, Oklahoma, the Company is participating in the drilling of four
2-mile
long horizontal laterals operated by Ovintiv
Mid-Continent
Inc. These wells have spud and will target reservoirs of the Mississippian and Woodford formations at roughly 8,900’. As of August 16, 2021, the wells have been drilled and are awaiting completion. The Company has an 11.25% interest and will invest approximately $1.98 million in the drilling and completion of these wells.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash generated from our operations, through our producing oil and gas properties, field services business, and sales of acreage.
Net cash provided by operating activities for the six months ended June 30, 2021 was $11.4 million compared to $8.8 million for the same period of 2020. Excluding the effects of significant unforeseen expenses or other income, our cash flow from operations fluctuates primarily because of variations in oil and gas production and prices or changes in working capital accounts. Our oil and gas production will vary based on actual well performance but may be curtailed due to factors beyond our control.
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
The Company maintains a Credit Agreement with a maturity date of February 15, 2023, providing for a credit facility totaling $300 million, with a borrowing base of $40 million. As of August 23, 2021, the Company has $32 million in outstanding borrowings and $8 million in availability under this facility. The bank reviews the borrowing base semi-annually and, at their discretion, may decrease or propose an increase to the borrowing base relative to a re-determined
estimate of proved oil and gas reserves. The next borrowing base review is scheduled for October 2021. Our oil and gas properties are pledged as collateral for the line of credit and we are subject to certain financial and operational covenants defined in the agreement. We are currently in compliance with these covenants and expect to be in compliance over the next twelve months. If we do not comply with these covenants on a continuing basis, the lenders have the right to refuse to advance additional funds under the facility and/or declare all principal and interest immediately due and payable. Our borrowing base may decrease as a result of lower natural gas or oil prices, operating difficulties, declines in reserves, lending requirements or regulations, the issuance of new indebtedness or for other reasons set forth in our revolving credit agreement. In the event of a decrease in our borrowing base due to declines in commodity prices or otherwise, our ability to borrow under our revolving credit facility may be limited and we could be required to repay any indebtedness in excess of the re-determined
borrowing base.
Our credit agreement requires us to hedge a portion of our production as forecasted for the PDP reserves included in our borrowing base review engineering reports. Accordingly, as of June 30, 2021, the Company has in place the following swap and put agreements for oil and natural gas.

	2021	2022	2023	2021	2022	2023
Swap Agreements
Natural Gas (MMBTU)	734,000	928,000	131,000	$2.55	$2.67	$2.81
Oil (barrels)	157,500	196,200	27,200	$53.57	$51.99	$50.31
The Company’s activities include development drilling. Our strategy is to develop a balanced portfolio of drilling prospects that includes lower risk wells with a high probability of success and higher risk wells with greater economic potential. In 2016, based upon the results of horizontal wells and historical vertical well performance, we decided to reduce the number of vertical wells in our drilling program and focus primarily on horizontal well drilling. We believe horizontal development of our resource base provides superior returns relative to vertical development, due to the ability of horizontals to come in contact with and drain from a greater volume of reservoir rock over more acreage, with less infrastructure, and thus at a lower cost of development per acre.
Our primary focus is the development of our leasehold acreage in the Permian Basin of West Texas where the Company currently holds an acreage position of 19,680 gross (12,460 net) acres, the majority of which is in Reagan, Upton, Martin and Midland counties. We believe this acreage has significant resource potential in as many as 10 reservoirs, including benches of the Spraberry, Jo Mill, and Wolfcamp, and can support the potential drilling of as many as 250 additional horizontal wells.

The Middle Wolfcamp has been the primary target for production in the area until, however, in 2019, in Upton County, the Company drilled three horizontal wells with Apache Corporation targeting shallower reservoirs in the Wolfcamp “A”, the Jo Mill, and the Lower Spraberry. These three test wells proved the productive capability of these reservoirs for the 1,280 acre block in which they were drilled and led to the drilling of nine additional wells in early 2020 and the first quarter of 2021. As of August 23, 2021, all nine wells have been completed and are in the process of being placed on production. We have an average 47.5% interest in these wells and anticipated a total investment net to the Company of approximately $27.8 million.
The successful development of these reservoirs has proven the productive potential of these reservoirs on our nearby
3,260-acre
AMI block with Apache Corporation in Upton County, Texas. Here the Company holds between 14% and 56% interest and anticipates the future development of as many as 48 additional horizontal wells targeting four reservoirs from the Wolfcamp “A” through the Middle Spraberry. The cost of such development will be approximately $370 million with the Company’s share being approximately $146 million. The actual number of wells that will be drilled, the cost, and the timing of drilling will vary based upon many factors, including commodity market conditions.
In Reagan County, Texas, the Company holds 12,700 Gross (8.870 net) acres with exceptional potential. Offset operators have proven the productive capability of four reservoirs from the Middle Wolfcamp to the Lower Spraberry. Here the Company could participate in as many as 352 horizontals with a net cost of approximately $890 million. Near-term development plans being discussed include the drilling of three 12,500’ laterals on one acreage block, and six horizontal laterals on a second acreage block with laterals from 7,500’ to 10,000’ in length. The Company’s share of these wells would average about 37.5% and cost approximately $35.2 million net.
Additional drilling and future development plans will be established based on an expectation of available cash flows from operations and availability of funds under our revolving credit facility.
In Oklahoma, the Company’s horizontal activity is primarily focused in Canadian, Grady, Kingfisher, Garfield, Major, and Garvin counties where we have approximately 3,460 net leasehold acres with exceptional development potential. We believe this acreage could support the drilling of as many as 49 new horizontal wells based on an estimate of six wells per section: three in the Mississippian and three in the Woodford Shale. Should we choose to participate in future development, our share of the capital expenditures would be approximately $34 million at an average 10% ownership; otherwise the Company will sell its rights for cash, or cash plus a royalty or working interest.
The majority of our capital spending is discretionary, and the ultimate level of expenditures will be dependent on our assessment of the oil and gas business environment, the number and quality of oil and gas prospects available, the market for oilfield services, and oil and gas business opportunities in general.
The Company has in place both a stock repurchase program and a limited partnership interest repurchase program. Spending under these programs in 2020 was $1.45 million. The Company expects continued spending under these programs in 2021.
RESULTS OF OPERATIONS
2021 and 2020 Compared
We reported net losses of $3.9 million, or $1.93 per share and $2.4 million, or $1.20 per share for the six and three months ended June 30, 2021, respectively, as compared to net losses of $6.4 million, or $3.23 per share and $6.3 million, or $3.14 per share for the six and three months ended June 30, 2020, respectively. Current year net income reflects decreases in production offset by commodity price increases over the three and six months ended June 30, 2021, fluctuations in gains related to the sale of assets and changes related to the valuation of derivative instruments. The significant components of income and expense are discussed below.
Oil, gas and NGLs sales
increased $10.7 million, or 230.3% from $4.7 million for the three months ended June 30, 2020 to $15.4 million for the three months ended June 30, 2021 and $10.6 million, or 60.6% from $17.5 million for the six months ended June 30, 2020 to $28.0 million for the six months ended June 30, 2021.

The following tables summarizes the primary components of production volumes and average sales prices realized for the three and six months ended June 30, 2021 and 2020 (excluding realized gains and losses from derivatives).

		Six months ended June 30,
	2021	2020	Increase / (Decrease)	Increase / (Decrease)
Barrels of Oil Produced	328,000	378,000	(50,000)	(13.2)%
Average Price Received	$60.77	$37.89	$22.88	60.4%

Oil Revenue (In 000’s)	$19,934	$14,324	$5,610	39.2%

Mcf of Gas Sold	1,445,000	1,812,000	(367,000)	(20.36)%
Average Price Received	$2.73	$0.77	$1.96	254.5%

Gas Revenue (In 000’s)	$3,950	$1,389	$2,561	184.4%

Barrels of Natural Gas Liquids Sold	195,000	213,000	(18,000)	(8.5)%
Average Price Received	$21.28	$8.16	$13.12	160.7%

Natural Gas Liquids Revenue (In 000’s)	$4,149	$1,738	$2,411	138.7%

Total Oil & Gas Revenue (In 000’s)	$28,033	$17,451	$10,582	60.6%

		Three months ended June 30,
	2021	2020	Increase / (Decrease)	Increase / (Decrease)
Barrels of Oil Produced	165,000	144,000	21,000	14.6%
Average Price Received	$64.63	$25.09	$39.54	157.6%

Oil Revenue (In 000’s)	$10,664	$3,613	$7,051	195.2%

Mcf of Gas Sold	780,000	874,000	(94,000)	(10.8)%
Average Price Received	$2.94	$0.62	$2.32	373.9%

Gas Revenue (In 000’s)	$2,292	$543	$1,749	322.1%

Barrels of Natural Gas Liquids Sold	109,000	56,000	53,000	94.6%
Average Price Received	$22.06	$5.76	$16.30	282.9%

Natural Gas Liquids Revenue (In 000’s)	$2,404	$495	$1,909	385.7%

Total Oil & Gas Revenue (In 000’s)	$15,360	$4,651	$10,709	230.3%

Oil, Natural Gas and NGL Derivatives
We do not apply hedge accounting to any of our commodity based derivatives, thus changes in the fair market value of commodity contracts held at the end of a reported period, referred to as mark-to-market
adjustments, are recognized as unrealized gains and losses in the accompanying condensed consolidated statements of operations. As oil and natural gas prices remain volatile, mark-to-market
accounting treatment creates volatility in our revenues. The following table summarizes the results of our derivative instruments for the three and six months ended June 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
		($ in thousand)
Oil derivatives – realized gains (losses)	$(484)	$4,539	$(636)	$5,545
Oil derivatives – unrealized gains (losses)	(3,987)	(5,397)	(4,883)	854

Total gains (losses) on oil derivatives	$(4,471)	$(858)	$(5,519)	$6,399

Natural gas derivatives – realized gains (losses)	$(217)	$218	$(277)	$409
Natural gas derivatives – unrealized gains (losses)	(1,070)	(218)	(1,085)	87

Total gains (losses) on natural gas derivatives	$(1,287)	$—	$(1,362)	$496

Total gains (losses) on oil and natural gas derivatives	$(5,758)	$(858)	$(6,881)	$6,895

Prices received for the six months ended June 30, 2021 and 2020, respectively, including the impact of derivatives were:

	2021	2020
Oil Price	$58.84	$52.56
Gas Price	$2.54	$0.99
NGLS Price	$21.28	$8.16
Field service income
increased $0.5 million or 21.8% from $2.4 million for the second quarter 2020 to $2.9 million for the second quarter 2021 however decreased $1.5 million, or 22.7% from $6.7 million for the six months ended June 30, 2020 to $5.2 million for the six months ended June 30, 2021. These changes reflect the variation in utilization and rates resulting from the oil and gas price volatility during these periods. Workover rig services, hot oil treatments, saltwater hauling and disposal represent the bulk of our field service operations.
Lease operating expense
decreased $0.9 million or 15.1% from $6.2 million for the second quarter 2020 to $5.3 million for the second quarter 2021 and decreased $2.0 million or 15.9% from $12.6 million for the six months ended June 30, 2020 to $10.6 million for the six months ended June 30, 2021. This decrease is primarily due to the sale or shut-in
of high lifting cost properties during 2020 offset by higher production taxes related to higher commodity prices.
Field service expense
increased $0.5 million or 23.5% from $1.9 million for the second quarter 2020 to $2.4 million for the second quarter 2021 and decreased $1.1 million, or 20.9% from $5.4 million for the six months ended June 30, 2020 to $4.3 million for the six months ended June 30, 2021. Field service expenses primarily consist of wages and vehicle operating expenses which have fluctuated during the three and six months ended June 30, 2021 compared with the same periods of 2020. These changes reflect the variation in utilization and rates resulting from the oil and gas price volatility during these periods.

Depreciation, depletion, amortization and accretion on discounted liabilities decreased $0.3 million, or 4.2% from $6.9 million for the second quarter 2020 to $6.6 million for the second quarter 2021 and $2.0 million, or 13.2% from $15.1 million for the six months ended June 30, 2020 to $13.1 million for the six months ended June 30, 2021. These declines reflect the decrease in the property basis combined with production increases in 2021.
General and administrative expense
decreased $5.2 million, or 50.4% from $10.3 million for the six months ended June 30, 2020 to $5.1 million for the six months ended June 30, 2021, and decreased $0.1 million, or 3.8% from $2.6 million for the three months ended June 30, 2020 to $2.5 million for the three months ended June 30, 2021. These changes reflect staff reductions and decreases in compensation and benefits implemented in during the past year.
Interest expense
decreased from $500 thousand for the second quarter 2020 to $484 thousand for the second quarter 2021 and from $1.2 million for the six months ended June 30, 2020 to $1.0 million for the six months ended June 30, 2021. This decrease reflects the increase in rates and lower current borrowings under our revolving credit agreement.
Income tax benefit
for the June 30, 2021 and 2020 periods varied due to the change in net income or loss for those periods.
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
There were no changes in the Company’s internal control over financial reporting that occurred during the first six months of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

2021 Month	Number of Shares	Average Price Paid per share	Maximum Number of Shares that May Yet Be Purchased Under The Program at Month—End (1)
January	—	$—	147,721
February	—	$—	147,721
March	—	$—	147,721
April	—	$—	147,721
May	—	$—	147,721
June	—	$—	147,721

Total/Average	—	$—

(1)
In December 1993, we announced that the Board of Directors authorized a stock repurchase program whereby we may purchase outstanding shares of the common stock from time-to-time,
in open market transactions or negotiated sales. On October 31, 2012 and June 13, 2018, the Board of Directors of the Company approved an additional 500,000 and 200,000 shares respectively, of the Company’s stock to be included in the stock repurchase program. A total of 3,700,000 shares have been authorized, to date, under this program. Through June 30, 2021, a total of 3,552,279 shares have been repurchased under this program for $74,934,725 at an average price of $21.09 per share. Additional purchases of shares may occur as market conditions warrant. We expect future purchases will be funded with internally generated cash flow or from working capital.

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

10.22.5.10.2	SECOND AMENDMENT TO THIRD AMENDED AND RESTATED CREDIT AGREEMENT dated as of July 17, 2018 among PRIMEENERGY CORPORATION, as Borrower, THE LENDERS PARTY HERETO, COMPASS BANK, as Administrative Agent, WELLS FARGO BANK, NATIONAL ASSOCIATION, as Documentation Agent, and BBVA COMPASS, as Sole Lead Arranger and Sole Book Runner, (Incorporated by reference to Exhibit 10.22.5.10.2 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2018).

10.22.5.10.3	THIRD AMENDMENT TO THIRD AMENDED AND RESTATED CREDIT AGREEMENT dated as of January 8, 2019, among PRIMEENERGY RESOURCES CORPORATION, as Borrower, THE LENDERS PARTY HERETO, COMPASS BANK, as Administrative Agent, WELLS FARGO BANK, NATIONAL ASSOCIATION, as Documentation Agent, and BBVA COMPASS, as Sole Lead Arranger and Sole Book Runner (Incorporated by reference to Exhibit 10.22.5.10.3 to PrimeEnergy Resources Corporation Form 10-K for the year ended December 31, 2018).

10.22.5.10.4	FOURTH AMENDMENT TO THE THIRD AMENDED AND RESTATED CREDIT AGREEMENT dated as of May 8, 2020 among PRIMEENERGY RESOURCES CORPORATION, as Borrower, THE LENDERS PARTY HERETO, BBVA USA (f/k/a COMPASS BANK), as Administrative Agent, WELLS FARGO BANK, NATIONAL ASSOCIATION, as Documentation Agent, and BBVA USA, as Sole Lead Arranger and Sole Book Runner (Incorporated by reference to 10.22.5.10.4 to PrimeEnergy Resources Corporation Form 10-Q for the quarter ended September 30, 2020).

10.22.5.10.5	FIFTH AMENDMENT TO THIRD AMENDED AND RESTATED CREDIT AGREEMENT dated as of September 4, 2020, among PRIMEENERGY RESOURCES CORPORATION, as Borrower, THE LENDERS PARTY HERETO, BBVA USA (f/k/a COMPASS BANK,) as Administrative Agent, WELLS FARGO BANK, NATIONAL ASSOCIATION, as Documentation Agent, and BBVA USA, as Sole Lead Arranger and Sole Book Runner (Incorporated by reference to 10.22.5.10.5 to PrimeEnergy Resources Corporation Form 10-Q for the quarter ended September 30, 2020).

10.22.5.10.6	SIXTH AMENDMENT TO THIRD AMENDED AND RESTATED CREDIT AGREEMENT dated as of FEBRUARY 11, 2021, among PRIMEENERGY RESOURCES CORPORATION, as Borrower, THE GUARANTORS PARTY HERETO, THE LENDERS PARTY, HERETO, BBVA USA, as Administrative Agent and BBVA USA, as Sole Lead Arranger and Sole Book Runner (Incorporated by reference to Exhibit 10.22.5.10.6 to PrimeEnergy Resources Corporation Form 8-K dated February 16, 2021).

Exhibit No.

10.22.5.11	Amended, Restated and Consolidated Guaranty dated as of February 15, 2017, among PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, EOWS Midland Company and Prime Offshore L.L.C. in favor of Compass Bank, as Administrative Agent for the Lenders (Incorporated by reference to Exhibit 10.22.5.11 to PrimeEnergy Resources Corporation Form 10-K for the year ended December 31, 2016).

10.22.5.12	Amended, Restated and Consolidated Pledge and Security Agreement dated as of February 15, 2017, among PrimeEnergy Resources Corporation, PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, EOWS Midland Company and Prime Offshore L.L.C. and Compass Bank, as Administrative Agent for the Secured Parties (Incorporated by reference to Exhibit 10.22.5.12 to PrimeEnergy Resources Corporation Form 10-K for the year ended December 31, 2016).

10.22.5.13	Amended, Restated and Consolidated Deed of Trust, Mortgage, Security Agreement, Assignment of Production and Financing Statement Dated as of May 5, 2017 (Incorporated by reference to Exhibit 10.22.5.13 to PrimeEnergy Resources Corporation Form 10-Q for the quarter ended March 31, 2017).

10.22.5.14	Deed of Trust, Mortgage, Security Agreement, Assignment of Production and Financing Statement Dated as of May 5, 2017 (Incorporated by reference to Exhibit 10.22.5.14 to PrimeEnergy Resources Corporation Form 10-Q for the quarter ended March 31, 2017).

14	PrimeEnergy Resources Corporation Code of Business Conduct and Ethics, as amended December 16, 2011 (Incorporated by reference to Exhibit 14 of PrimeEnergy Resources Corporation Form 10-K for the year ended December 31, 2011).

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL (eXtensible Business Reporting Language) Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMEENERGY RESOURCES CORPORATION

Dated: August 23, 2021	By:	/s/ Charles E. Drimal, Jr.
Charles E. Drimal, Jr.
Chairman, President