Form 10-Q
period 2021-09-30
PRIMEENERGY RESOURCES CORP
filed 2021-11-19
CIK 56868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2021
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
of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of each class of the Registrant’s Common Stock as of November 8, 202 was: Common Stock, $0.10 par value 1,994,177 shares.

PrimeEnergy Resources Corporation
Index to Form
10-Q
September 30, 2021

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
PRIMEENERGY RESOURCES CORPORATION
C
ONDENSED
C
ONSOLIDATED
B
ALANCE
S
HEETS
– Unaudited
(Thousands of dollars)

	September 30, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$3,624	$996
Accounts receivable, net	14,341	7,221
Prepaid obligations	781	590
Other current assets	568	104

Total Current Assets	19,314	8,911
Property and Equipment, at cost
Oil and gas properties (successful efforts method), net	176,497	185,098
Field and office equipment, net	5,774	5,955

Total Property and Equipment, Net	182,271	191,053

Other assets	593	520

Total Assets	$202,178	$200,484

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$11,387	$5,217
Accrued liabilities	6,896	6,787
Due to Related Parties	34	38
Current portion of long-term debt	1,365	487
Current portion of asset retirement and other long-term obligations	816	867
Derivative liability short-term	6,177	724

Total Current Liabilities	26,675	14,120
Long-Term Bank Debt	32,164	38,267
Asset Retirement Obligations	13,281	12,891
Derivative Liability Long-Term	1,657	44
Deferred Income Taxes	34,667	36,367
Other Long-Term Obligations	759	797

Total Liabilities	109,203	102,486
Commitments and Contingencies
Equity
Common stock, $.10 par value; Authorized: 2,810,000 shares; Outstanding: 1,994,177 shares	281	281
Paid-in capital	7,560	7,541
Retained earnings	121,783	126,804
Treasury stock, at cost; 815,823 shares	(37,502)	(37,502)

Total Stockholders’ Equity – PrimeEnergy Resources	92,122	97,124
Non-controlling interest	853	874

Total Equity	92,975	97,998

Total Liabilities and Equity	$202,178	$200,484

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION
C
ONDENSED
C
ONSOLIDATED
S
TATEMENTS
OF
O
PERATIONS
– Unaudited
Three and nine months ended September 30, 2021 and 2020
(Thousands of dollars, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Oil sales	$10,442	$6,339	$30,376	$20,663
Natural gas sales	3,998	1,052	7,948	3,212
Natural gas liquids sales	3,632	1,474	7,781	2,441
Realized (loss) gain on derivative instruments, net	(1,983)	222	(2,896)	6,176
Field service income	2,975	2,567	8,138	9,248
Administrative overhead fees	1,164	1,066	3,455	3,260
Unrealized (loss) on derivative instruments, net	(1,194)	(1,003)	(7,162)	(62)
Other income	1	75	30	240

Total Revenues	19,035	11,792	47,670	45,178
Costs and Expenses
Lease operating expense	7,248	3,804	17,820	16,378
Field service expense	3,413	1,974	7,744	7,448
Depreciation, depletion, amortization and accretion on discounted liabilities	6,883	9,431	19,990	24,524
General and administrative expense	2,368	2,571	7,475	12,877

Total Costs and Expenses	19,912	17,780	53,029	61,227
Gain on Sale and Exchange of Assets	5	14,773	111	14,967

(Loss) Income from Operations	(872)	8,785	(5,248)	(1,082)
Other Income (Expense)
Interest Income	—	1	—	1
Interest Expense	(462)	(470)	(1,469)	(1,629)

(Loss) Income Before Income Taxes	(1,334)	8,316	(6,717)	(2,710)
Income Taxes Expense (Benefit)	(186)	1,372	(1,700)	(2,664)

Net (Loss) Income	(1,148)	6,944	(5,017)	(46)
Less: Net Income (Loss) Attributable to Non-Controlling Interests	15	443	4	(111)

Net (Loss) Income Attributable to PrimeEnergy	$(1,163)	$6,501	$(5,021)	$65

Basic (Loss) Income Per Common Share	$(0.58)	$3.26	$(2.52)	$0.03

Diluted (Loss) Income Per Common Share	$(0.58)	$2.36	$(2.52)	$0.02

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION
C
ONDENSED
C
ONSOLIDATED
S
TATEMENT
OF
E
QUITY
– Unaudited
Nine months Ended September 30, 2021 and 2020
(Thousands of dollars)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity – PrimeEnergy	Non- Controlling Interest	Total Equity
Balance at December 31, 2020	1,994,177	$281	$7,541	$126,804	$(37,502)	$97,124	$874	$97,998
Net Income (Loss)				(5,021)		(5,021)	4	(5,017)
Purchase of non- controlling interest	—	—	19	—	—	19	(25)	(6)

Balance at September 30, 2021	1,994,177	$281	$7,560	$121,783	$(37,502)	$92,122	$853	$92,975

Balance at December 31, 2019	1,998,978	$281	$7,505	$129,120	$(36,792)	$100,114	$3,249	$103,363
Purchase 4,801 shares of common stock	(4,801)	—	—	—	(709)	(709)	—	(709)
Net Income (Loss)	—	—	—	65	—	65	(111)	(46)

Balance at September 30, 2020	1,994,177	$281	$7,505	$129,185	$(37,501)	$99,470	$3,138	$102,608

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION
C
ONDENSED
C
ONSOLIDATED
S
TATEMENTS
OF
C
ASH
F
LOWS
–
Unaudited
Nine months ended September 30, 2021 and 2020
(Thousands of dollars)

	2021	2020
Cash Flows from Operating Activities:
Net (Loss)	$(5,017)	$(46)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion on discounted liabilities	19,990	24,524
Gain on sale of properties	(111)	(14,967)
Unrealized loss (gain) on derivative instruments, net	7,162	(62)
Provision for deferred income taxes	(1,700)	676
Changes in operating assets and liabilities:
Accounts receivable	(7,120)	9,073
Due to related parties	(4)	—
Other assets	(655)	422
Accounts payable	6,170	(438)
Accrued liabilities	109	(1,293)

Net Cash Provided by Operating Activities	18,824	17,889

Cash Flows from Investing Activities:
Capital expenditures	(11,301)	(13,142)
Proceeds from sale of properties and equipment	111	10,777

Net Cash (Used in) Investing Activities	(11,190)	(2,365)

Cash Flows from Financing Activities:
Purchase of stock for treasury	—	(709)
Purchase of non-controlling interests	(6)	—
Proceeds from long-term bank debt and other long-term obligations	3,000	6,756
Repayment of long-term bank debt and other long-term obligations	(8,000)	(18,500)

Net Cash (Used in) Financing Activities	(5,006)	(12,453)

Net Increase in Cash and Cash Equivalents	2,628	3,071
Cash and Cash Equivalents at the Beginning of the Period	996	1,015

Cash and Cash Equivalents at the End of the Period	$3,624	$4,086

Supplemental Disclosures:
Income taxes paid	$—	$1
Interest paid	$1,384	$1,653

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION
N
OTES
TO
C
ONDENSED
C
ONSOLIDATED
F
INANCIAL
S
TATEMENTS
September 30, 2021
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
for the year ended December 31, 2020. In the opinion of management, the accompanying interim condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, the condensed consolidated results of operations, cash flows and equity for the nine months ended September 30, 2021 and 2020.
As of September 30, 2021, PrimeEnergy’s significant accounting policies are consistent with those discussed in Note 1—Description of Operations and Significant Accounting Policies of its consolidated financial statements contained in PrimeEnergy’s Annual Report on Form
10-K
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
(2) Acquisitions and Dispositions:
Historically the Company has repurchased the interests of the partners and trust unit holders in the oil and gas limited partnerships (the “Partnerships”) and the asset and business income trusts (the “Trusts”) managed by the Company as general partner and as managing trustee, respectively. The Company repurchased $6,000 of such non-controlling

interests during the nine months ended September 30, 2021.
(3) Additional Balance Sheet Information:
Certain balance sheet amounts are comprised of the following:

(Thousands of dollars)	September, 30, 2021	December 31, 2020
Accounts Receivable:
Joint interest billing	$2,589	$2,475
Trade receivables	1,866	1,073
Oil and gas sales	10,084	3,469
Other	400	802

	14,939	7,819
Less: Allowance for doubtful accounts	(598)	(598)

Total	$14,341	$7,221

Accounts Payable:
Trade	$7,011	$876
Royalty and other owners	3,724	3,569
Partner advances	223	193
Other	429	579

Total	$11,387	$5,217

Accrued Liabilities:
Compensation and related expenses	$3,259	$3,331
Property costs	2,533	2,056
Taxes	866	1,016
Other	238	384

Total	$6,896	$6,787

(4) Property and Equipment:
Property and equipment at September 30, 2021 and December 31, 2020 consisted of the following:

(Thousands of dollars)	September 30, 2021	December 31, 2020
Proved oil and gas properties, at cost	$531,475	$520,488
Less: Accumulated depletion and depreciation	(354,978)	(335,390)

Oil and Gas Properties, Net	$176,497	$185,098

Field and office equipment	$27,018	$26,797
Less: Accumulated depreciation	(21,244)	(20,842)

Field and Office Equipment, Net	$5,774	$5,955

Total Property and Equipment, Net	$182,271	$191,053

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
On
September
 30, 2021, the Company had a total of $31.5 million of borrowings outstanding under its revolving credit facility at a weighted-average interest rate of 5.35% and
$
8.5 million was available for future borrowings. The combined weighted average interest rate paid on outstanding bank borrowings subject to base rate and LIBO interest was 5.31% for the nine
months ended
September
 30, 2021 as compared to 3.94% for
nine
months ended
September
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

To the extent, if any, that any or all of the PPP loans are not forgiven, beginning one month following expi
ration of the Deferral Period, and continuing monthly until 24 months from the date of each applicable Note (the “Maturity Date”), the Company is obligated to make monthly payments of principal and interest to the Lender with respect to any unforgiven portion of the Note, in such equal amounts required to fully amortize the principal amount outstanding on such Note as of the last day of the applicable Deferral Period by the applicable Maturity Date. The Company accounts for these loans on the balance sheet as financial liabilities reported within the following lines: Current portion of long-term debt in the amount of $1. 37 million and included as part of the long-term bank debt in the amount of $323 thousand.
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
Operating lease costs for the nine months ended September 30, 2021 were
$450,000
. Cash payments included in the operating lease cost for nine months ended September 30, 2021 were
$433,000
. The weighted-average remaining operating lease terms is
11.5 months.
The Company amended certain leases for office space in Texas providing for payments of $299,000 in 2021, $158,000 in 2022 and $17,000 in 2023.
Rent expense for office space for the nine months ended September 30, 2021 and 2020 was $441,000 and $496,000, respectively.
The payment schedule for the Company’s operating lease obligations as of September 30, 2021 is as follows:

(Thousands of dollars)	Operating Leases
2021	$144
2022	158
2023	17

Total undiscounted lease payments	$319
Less: Amount associated with discounting	(11)

Net operating lease liabilities	$308

Asset Retirement Obligation:
A reconciliation of the liability for plugging and abandonment costs for the nine
months ended September 30,
2021
is as follows:

(Thousands of dollars)	September 30, 2021
Asset retirement obligation at December 31, 2020	$13,660
Liabilities incurred	721
Liabilities settled	(1,047)
Accretion expense	487

Asset retirement obligation at September 30, 2021	$13,821

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
(8) Stock Options and Other Compensation:
In May 1989,
non-statutory
stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. At September 30, 2021 and 2020, remaining options held by two key executive officers on 767,500 shares were outstanding and exercisable at prices ranging from $1.00 to $1.25. According to their terms, the options have no expiration date.
(9) Related Party Transactions:
The Company, as managing general partner or managing trustee, makes an annual offer to repurchase the interests of the partners and trust unit holders in certain of the Partnerships or Trusts. The Company repurchased $6,000 of such non-controlling

interests during the nine months ending September 30, 2021. Payables owed to related parties primarily represent receipts collected by the Company as agent for the joint venture partners, which may include members of the Company’s Board of Directors, for oil and gas sales net of expenses.
(10) Financial Instruments
Fair Value Measurements:
Authoritative guidance on fair value measurements defines fair value, establishes a framework for measuring fair value and stipulates the related disclosure requirements. The Company follows a three-level hierarchy, prioritizing and defining the types of inputs used to measure fair value. The fair values of the Company’s interest rate swaps, natural gas and crude oil price collars and swaps are designated as Level 3. The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020:

September 30, 2021	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2021
(Thousands of dollars)
Liabilities
Commodity derivative contracts	$—	$—	$(7,834)	$(7,834)

Total liabilities	$—	$—	$(7,834)	$(7,834)

December 31, 2020	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2020
(Thousands of dollars)
Assets
Commodity derivative contracts	$—	$—	$97	$97

Total assets	$—	$—	$97	$97

Liabilities
Commodity derivative contract	$—	$—	$(768)	$(768)

Total liabilities	$—	$—	$(768)	$(768)

1
0

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
The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the quarter ended September 30, 2021.

(Thousands of dollars)
Net Liabilities – December 31, 2020	$(671)
Total realized and unrealized (gains) losses:
Included in earnings (a)	(10,058)
Purchases, sales, issuances and settlements	2,895

Net Liabilities — September 30, 2021	$(7,834)

(a)	Derivative instruments are reported in revenues as realized gain/loss and on a separately reported line item captioned unrealized gain/loss on derivative instruments.
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
The following table sets forth the effect of derivative instruments on the consolidated balance sheets at September 30, 2021 and December 31, 2020:

		Fair Value
(Thousands of dollars)	Balance Sheet Location	September 30, 2021	December 31, 2020
Asset Derivatives:
Derivatives not designated as cash-flow hedging instruments:
Natural gas commodity contracts	Derivative asset long-term and other assets	—	$97

Total		$—	$97

Liability Derivatives:
Derivatives not designated as cash-flow hedging instruments:
Crude oil commodity contracts	Derivative liability short-term	$(3,994)	$(428)
Natural gas commodity contracts	Derivative liability short-term	(2,183)	(296)
Crude oil commodity contracts	Derivative liability long-term	(1,178)	—
Natural gas commodity contracts	Derivative liability long-term	(479)	(44)

Total		$(7,834)	$(768)

Total derivative instruments		$(7,834)	$(671)

1
1

The following table sets forth the effect of derivative instruments on the consolidated statements of operations for the nine months ended September 30, 2021 and 2020:

		Amount of gain/loss recognized in income
(Thousands of dollars)	Location of gain/loss recognized in income	2021	2020
Derivatives not designated as cash-flow hedge instruments:
Natural gas commodity contracts	Unrealized gain (loss) on derivative instruments, net	(2,418)	(576)
Crude oil commodity contracts	Unrealized (loss) gain on derivative instruments, net	(4,744)	514
Natural gas commodity contracts	Realized gain (loss) on derivative instruments, net	(1,009)	533
Crude oil commodity contracts	Realized (loss) on derivative instruments, net	(1,887)	5,643

		$(10,058)	$6,114

1
2

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

	Nine Months Ended September 30,
	2021			2020
	Net Loss (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount
Basic	$(5,021)	1,994,177	$(2.52	$65	1,994,175	$0.03
Effect of dilutive securities:
Options (a)					758,367

Diluted	$(5,021)	1,994,177	$(2.52)	$65	2,752,542	$0.02

	Three Months Ended September 30,
	2021			2020
	Net Loss (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount
Basic	$(1,163)	1,994,177	$(0.58)	$6,501	1,994,177	$3.26
Effect of dilutive securities:
Options (a)				—	756,154

Diluted	$(1,163)	1,994,177	$(0.58)	$6,501	2,750,331	$2.36

(a)	The effect of the 767,500 outstanding stock options is antidilutive for the nine and three months ended September 30, 2021 due to net loss for these periods.

1
3

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to assist you in understanding our results of operations and our present financial condition. Our Condensed Consolidated Financial Statements and the accompanying Notes to the Condensed Consolidated Financial Statements included elsewhere in this Report contain additional information that should be referred to when reviewing this material.
OVERVIEW
We are an independent oil and natural gas company engaged in acquiring, developing and producing oil and natural gas. We presently own producing and non-producing
properties located primarily in Texas and Oklahoma. In addition, we own a substantial amount of well servicing equipment. All of our oil and gas properties and interests are located in the United States. Assets in our principal focus areas include mature properties with long-lived reserves and significant development opportunities as well as newer properties with development and exploration potential. We believe our balanced portfolio of assets and our ongoing hedging program position us well for both the current commodity price environment and future potential upside as we develop our attractive resource opportunities. Our primary sources of liquidity are cash generated from our operations and our credit facility.
Our cash flows depend on many factors, including the price of oil, gas, and natural gas liquids (NGL’s), the success of our acquisition and drilling activities, and the operational performance of our producing properties. We use derivative instruments to manage our commodity price risk. This practice may prevent us from receiving the full advantage of any increases in commodity prices above the maximum fixed amount specified in the derivative agreements and subjects us to the credit risk of the counterparties to such agreements. Since all our derivative contracts are accounted for under mark-to-market
accounting, we expect continued volatility in gains and losses on mark-to-market
derivative contracts in our consolidated statement of operations as changes occur in the NYMEX price indices.
Our financial results depend on many factors, particularly the price of natural gas, crude oil, and NGLs and our ability to market our products on economically attractive terms. Commodity prices are affected by many factors outside of our control, including changes in market supply and demand, which are impacted by weather conditions, pipeline capacity constraints, inventory storage levels, basis differentials, and other factors. In addition, our realized prices are further impacted by our derivative and hedging activities.
We derive our revenue and cash flow principally from the sale of oil, natural gas, and NGLs. As a result, our revenues are determined, to a large degree, by prevailing prices for crude oil, natural gas, and NGLs. We sell our oil, natural gas, and NGLs on the open market and to local processing companies at prevailing market prices or through forward delivery contracts. Because some of our operations are located outside major markets, we are directly impacted by regional prices regardless of Henry Hub, WTI, or other major market pricing. The market price for oil, natural gas, and NGLs is dictated by supply and demand; consequently, we cannot accurately predict or control the prices we may receive for our produced products. Index prices for oil, natural gas, and NGLs are considerably higher than and we expect prices to remain volatile and consequently cannot determine with any degree of certainty what effect increases or decreases in these prices will have on our capital program, production volumes or revenue.
We are the operator of the majority of our developed and undeveloped acreage which is nearly all held by production. In the Permian Basin of West Texas and eastern New Mexico, the Company maintains an acreage position of approximately 19,680 gross (12,460 net) acres, 97% of which is located in Reagan, Upton, Martin, and Midland counties of Texas where our current horizontal drilling activity is focused. This acreage has significant resource potential in the Spraberry and Wolfcamp intervals for additional horizontal drilling that could support the drilling of more than 250 additional horizontal wells. In Oklahoma, we maintain an acreage position of approximately 49,765 gross (10,953 net) acres. Our Oklahoma horizontal development is focused primarily in Canadian, Kingfisher, Grady, Garfield, Major and Garvin counties. We believe approximately 5,579 net acres in these counties hold significant additional resource potential that could support the drilling of as many as 49 new horizontal wells based on an estimate of four wells per section, depending on the reservoir target area. Should we choose to participate with a working interest in future development, our share of these future capital expenditures would be approximately $34 million at an average 10% ownership level.
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
Gulf Coast Region
Our development, exploitation, exploration, and production activities in the Gulf Coast region are primarily concentrated in southeast Texas. This region is managed from our office in Houston, Texas. Principal producing intervals are in the Wilcox, San Miguel, Olmos, and Yegua formations at depths ranging from 3,000 to 12,500 feet. We had 239 producing wells (124 net) in the Gulf Coast region as of December 31, 2020, of which 158 wells are operated by us. Average net daily production in our Gulf Coast Region in 2020 was 297 Boe. On December 31, 2020, we had 517 MBoe of proved reserves in the Gulf Coast region, which represented 5% of our total proved reserves. We maintain an acreage position of over 11,548 gross (3,968 net) acres in this region, primarily in Dimmit and Polk counties. We operate a field service group in this region from a field office in Carrizo Springs, Texas utilizing four workover rigs, nineteen water transport trucks, two saltwater disposal wells, two hot oilers, and excavating equipment. Services including well service support, site preparation, and construction services for drilling and workover operations are provided to third-party operators as well as utilized in our operated wells and locations. As of September 30, 2021, the Gulf Coast region has no operated wells in the process of being drilled, no waterfloods in the process of being installed, and no other related activities of material importance.
Mid-Continent
Region
Our
Mid-Continent

region is actively participating with third-party operators in the horizontal development of lands that include Company-owned interest in several counties in the Stack and Scoop plays of Oklahoma where drilling is primarily targeting reservoirs of the Mississippian, and Woodford formations. In the second quarter of 2021, the Company participated for 11.25% with Ovintiv

Mid-Continent,

LLC in the drilling of four wells in Canadian County, Oklahoma targeting the Mississippian and Woodford formations, which are currently in the process of being completed. Our share of these will be approximately $2.8 million. As of September 30, 2021, our

Mid-Continent

region has four other wells operated by third parties that have been drilled but have yet to be completed. These four wells were included as Proved Undeveloped in the 2020 year-end

reserve report: one for 9.9% interest and three for less than one percent interest.
West Texas Region
Our West Texas activities are concentrated in the Permian Basin of West Texas and New Mexico. The basin covers more than 75,000 square miles and extends across 52 Counties. The Wolfcamp and Spraberry reservoirs of this basin are among the largest contiguous accumulations of oil and gas in the United States. Production from these reservoirs is West Texas Intermediate Sweet

Crude oil and high-quality casing-head gas. This region is managed from our office in Midland, Texas. As of December 31, 2020, we had 556 wells (263 net) in the West Texas area, of which 325 wells are operated by us. Principal producing intervals are in the Wolfcamp and Spraberry formations at depths ranging from 5,500 to 12,500 feet. The average net daily production in Our West Texas Region in 2020 was 3,178 Boe. On December 31, 2020, we had 8,242 MBoe of proved reserves in the West Texas area, or 79% of our total proved reserves. We maintain an acreage position of approximately 19,679 gross (12,461 net) acres in the Permian Basin in West Texas, primarily in Reagan, Upton, Martin, and Midland counties, and believe this acreage has significant resource potential for horizontal drilling in the Spraberry, Jo Mill, and Wolfcamp intervals. We operate a field service group in this region utilizing nine workover rigs, three hot oiler trucks, one kill truck, and two roustabout trucks. Services including well service support, site preparation, and construction services for drilling and workover operations are provided to third-party operators as well as utilized in our operated wells and locations.
In the third quarter of 2021, the Company and Apache Corporation completed nine new Kashmir wells in Upton County, Texas: three each in the Upper Wolfcamp, Jo Mill, and Lower Spraberry reservoirs. Six of these had been drilled in the spring of 2020 and three were drilled early in 2021. The Company owns 47.5% working interest in these wells and has invested approximately $24 million to-date
in their drilling and completions. All nine wells are producing as of October 4, 2021. We believe the additional production from these wells will have a significant impact on the Company’s cash flow in the fourth quarter of 2021.
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

On
December 31, 2020, the Company had 3,221 Mboe of proved undeveloped (PUD) reserves attributable to 13 wells operated by others, three of which are new wells spud in 2020 but not drilled until the first quarter of 2021, and 10 of which that were drilled as of year-end

but not yet completed. The three new horizontal wells along with six uncompleted wells are located on our Kashmir tract in Upton County, Texas. They are operated by Apache Corporation and all nine wells are producing as of October 4, 2021. These nine wells account for 3,127 Mboe of the total undeveloped reserves at year-end.

Our average 47.5% share of the total cost of these nine horizontal wells will be approximately $27.8 million. The four remaining PUD wells, drilled but not completed at year-end,

are located in Grady County, Oklahoma and account for 95 Mboe of the total undeveloped reserves.

Additional drilling and future development plans will be established based on an expectation of available cash flows from operations and the availability of funds under our revolving credit facility.
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

In the third quarter of 2021, the Company, together with Apache Corporation, completed nine new horizontal wells on the Kashmir tract in Upton County, Texas. These nine wells include three laterals in each of the Upper Wolfcamp, Jo Mill, and Lower Spraberry reservoirs. All nine wells were on production by October 4, 2021. The Company has an average of 47.5% working interest in these nine wells with a total investment of approximately $24 million. We believe the additional income from these wells will have a significant impact on the Company’s fourth-quarter cash flow. In addition to the Middle and Upper Wolfcamp, the Jo Mill and the Lower Spraberry, which we now consider fully developed, we believe there is future development potential in the Middle Spraberry reservoir on this 1280 acre block. This reservoir will likely be developed with four two-mile
laterals. The approximate completed cost of four wells in the Middle Spraberry is $30.2 million, with the Company’s share being $14.2 million.
In the second quarter of 2021, the Company participated with Ovintiv
Mid-Continent,
LLC in the drilling of four horizontal wells located in Canadian County, Oklahoma. These four two-mile
laterals are in the process of being completed and are expected to be on production in December of this year. The Company has an 11.25% working interest in each well and expects to invest approximately $1.98 million in these wells.
In West Texas, in addition to the Kashmir Tract described above, we are actively developing a contiguous 3,260 acre Area of Mutual Interest (AMI) in Upton County with our joint venture partner Apache Corporation. In this acreage block, the Company has leasehold interest of between 14% and 56% depending on the particular lease and depth being developed. Development to-date
has been in the Wolfcamp “B” reservoir where we have 33 horizontal wells currently producing. We believe this reservoir is fully developed and the next phase of development for this block is of the shallower Upper Wolfcamp, Jo Mill, and Lower Spraberry reservoirs. These reservoirs have been proven-up
by near-offset completions. PrimeEnergy and Apache are planning an initial three wells to be drilled in 2022 that will each be three miles in length. The Company has 36 horizontals laid out for the development of these three reservoirs,18 of which are designed as three-mile laterals. In addition to these reservoirs, there is a Middle Spraberry target that will likely be developed in the future with 12 horizontal wells. In total, we anticipate 48 horizontal wells will develop these four reservoirs with a cost estimate of $146 million net to the Company. The actual number of wells that are eventually drilled, as well as the cost and the timing of drilling, will vary based upon many factors including commodity market conditions.
Also in the Permian Basin, we are developing a
965-acre
block with ConocoPhillips in Martin County, Texas. In 2016 and 2017, four horizontal wells were drilled and have been producing from the Wolfcamp. The Company owns between 35% and 38% interest in various leases of this joint venture acreage where ConocoPhillips is the operator. No near-term additional drilling plans have been received, however, development of offset acreage by other operators has demonstrated the potential for good economic production from multiple landing zones on our acreage block.
In Reagan County, Texas, the Company has two separate joint development projects that are in the planning stage for the initial phase of development to occur in 2022: one with BTA Producers, Inc. and one with Hibernia Resources, LLC. These two joint development acreage blocks can accommodate the drilling of 144 horizontal wells to produce from five prospective reservoirs, four of which are proven. The Company’s share is expected to be 50% and the potential investment by the Company would be approximately $442 million. The actual number of wells eventually drilled, and the cost and the timing of such wells are dependent upon many factors including commodity market conditions.
Also, In Reagan County, Texas, the Company and Pioneer Natural Resources have agreed to jointly develop approximately 3,680 gross acres. This agreement facilitates the drilling of as many as 108 horizontal laterals where the company would have an average of 34.5% working interest and invest approximately $236 million. We believe this agreement represents significant future value for PrimeEnergy.
In addition, we are in discussions with Earthstone Energy, Inc. regarding the drilling of three wells in Reagan County, Texas, in which the Company would have 20% working interest and would invest approximately $3.8 million in three 9,650 foot laterals.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash generated from our operations, through our producing oil and gas properties, field services business, and sales of acreage.
Net cash provided by operating activities for the nine months ended September 30, 2021, was $18.8 million, compared to $17.9 million in the first nine months of 2020. Excluding the effects of significant unforeseen expenses or other income, our cash flow from operations fluctuates primarily because of variations in oil and gas production and prices or changes in working capital accounts. Our oil and gas production will vary based on actual well performance but may be curtailed due to factors beyond our control.

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
The Company maintains a Credit Agreement with a maturity date of February 15, 2023, providing for a credit facility totaling $300 million, with a borrowing base of $40 million. At September 30, 2021, the Company had $31.5 million in outstanding borrowings and $8.5 million in availability under this facility. The bank reviews the borrowing base semi-annually and, at their discretion, may decrease or propose an increase to the borrowing base relative to a re-determined
estimate of proved oil and gas reserves. The current borrowing base review is in progress and expected to be set at $50 million. Our oil and gas properties are pledged as collateral for the line of credit and we are subject to certain financial and operational covenants defined in the agreement. We are currently in compliance with these covenants and expect to be in compliance over the next twelve months. If we do not comply with these covenants on a continuing basis, the lenders have the right to refuse to advance additional funds under the facility and/or declare all principal and interest immediately due and payable. Our borrowing base may decrease as a result of lower natural gas or oil prices, operating difficulties, declines in reserves, lending requirements or regulations, the issuance of new indebtedness or for other reasons set forth in our revolving credit agreement. In the event of a decrease in our borrowing base due to declines in commodity prices or otherwise, our ability to borrow under our revolving credit facility may be limited and we could be required to repay any indebtedness in excess of the re-determined
borrowing base.
Our credit agreement requires us to hedge a portion of our production as forecasted for the PDP reserves included in our borrowing base review engineering reports. Accordingly, as of September 30, 2021, the Company has in place the following swap and put agreements for oil and natural gas.

	2021	2022	2023	2021	2022	2023
Swap Agreements
Natural Gas (MMBTU)	268,000	928,000	131,000	$2.48	$2.67	$2.81
Oil (barrels)	133,500	196,200	27,200	$53.60	$51.99	$50.31
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
Our primary focus is the development of our leasehold acreage in the Permian Basin of West Texas where the Company currently holds an acreage position of 19,680 gross (12,460 net) acres, the majority of which is in Reagan, Upton, Martin and Midland counties. We believe this acreage has significant resource potential in as many as 10 reservoirs, including benches of the Spraberry, Jo Mill, and Wolfcamp, and can support the potential drilling of more than 250 additional horizontal wells.
The Middle Wolfcamp was our primary target for production in the area until the Company drilled three horizontal wells with Apache Corporation into the shallower reservoirs of the Wolfcamp “A”, the Jo Mill, and the Lower Spraberry, in 2019. These three test wells proved the productive capability of these reservoirs for the 1,280 acre Kashmir block in which we recently completed an additional nine wells. These nine wells were completed in the third quarter and all were on production by October 4
,
2021. We have an average 47.5% interest in these wells and expect a total investment net to the Company of approximately $24 million.
The successful development of these reservoirs has proven the productive potential of these reservoirs on our nearby
3,260-acre
AMI block with Apache Corporation in Upton County, Texas. Here the Company holds between 14% and 56% interest and is planning the drilling of an initial three wells to be drilled in 2022. These three will each be three-mile-long laterals. The future development will likely be the drilling of 48 horizontal wells targeting four reservoirs from the Wolfcamp “A” through the Middle Spraberry. The cost of such development will be approximately $370 million with the Company’s share being approximately $146 million. The actual number of wells that will be drilled, the cost, and the timing of drilling will vary based upon many factors, including commodity market conditions.

In Reagan County, Texas, the Company holds 12,700 Gross (8.870 net) acres with exceptional potential. Offset operators have proven the productive capability of four reservoirs from the Middle Wolfcamp to the Lower Spraberry. Here the Company could participate in an estimated 352 horizontals with a net cost of approximately $890 million. Near-term development plans being discussed include the drilling of three 12,500’ laterals on one acreage block with BTA Producers, Inc., and six horizontal laterals on a second acreage block with laterals from 7,500’ to 10,000’ in length with Hibernia Resources, LLC. The Company’s share of these wells would average about 37.5% and cost approximately $35.2 million net.
In Oklahoma, the Company’s horizontal activity is focused in Canadian, Grady, Kingfisher, Garfield, Major, and Garvin counties where we have approximately 579 net leasehold acres with exceptional development potential. We believe this acreage could support the drilling of as many as 49 new horizontal wells based on an estimate of four wells per section: two in the Mississippian and two in the Woodford Shale. Should we choose to participate in future development, our share of the capital expenditures would be approximately $34 million at an average 10% ownership, otherwise the Company will sell its rights for cash, or cash plus a royalty or working interest.
The majority of our capital spending is discretionary, and the ultimate level of expenditures will be dependent on our assessment of the oil and gas business environment, the number and quality of oil and gas prospects available, the market for oilfield services, and oil and gas business opportunities in general.
The Company has in place both a stock repurchase program and a limited partnership interest repurchase program. Spending under these programs in 2020 was $1.452 million. The Company expects continued spending under these programs through 2021.
RESULTS OF OPERATIONS
2021 and 2020 Compared
We reported net income of $6.5 million, or $3.26 per share and $65 thousand or $0.03 per share for the three and nine months ended September 30, 2020, respectively, as compared to net losses of $1.2 million, or $(0.58) per share and $5.0 million, or $(2.52) per share for the three and nine months ended September 30, 2021, respectively. Current year net loss reflects changes in production combined with commodity price increases over the three and nine months ended September 30, 2020, decreases in gains related to the sale of acreage and changes related to the valuation of derivative instruments. The significant components of income and expense are discussed below.
Oil, gas and NGLs sales
increased $9.2 million, or 103.9% to $18.1 million for the three months ended September 30, 2021 from $8.9 million for the three months ended September 30, 2020 and $19.8 million, or 75.2% to $46.1 million for the nine months ended September 30, 2021 from $26.3 million for the nine months ended September 30, 2020.
The following table summarizes the primary components of production volumes and average sales prices realized for the nine months ended September 30, 2021 and 2020 (excluding realized gains and losses from derivatives).

		Nine months ended September 30,
	2021	2020	Increase / (Decrease)	Increase / (Decrease)
Barrels of Oil Produced	480,000	538,000	(58,000)	(10.80)%
Average Price Received	$63.28	$38.41	$24.88	64.8%

Oil Revenue (In 000’s)	$30,376	$20,663	$9,713	47.0%

Mcf of Gas Sold	2,395,000	2,038,000	357,000	17.5%
Average Price Received	$3.32	$1.20	$2.12	177.1%

Gas Revenue (In 000’s)	$7,948	$2,441	$5,507	225.6%

Barrels of Natural Gas Liquids Sold	298,000	319,000	(21,000)	(6.60)%
Average Price Received	$26.11	$10.07	$16.04	159.3%

Natural Gas Liquids Revenue (In 000’s)	$7,781	$3,212	$4,569	142.2%

Total Oil & Gas Revenue (In 000’s)	$46,105	$26,316	$19,789	75.2%

		Three months ended September 30,
	2021	2020	Increase / (Decrease)	Increase / (Decrease)
Barrels of Oil Produced	152,000	160,000	(8,000)	(5.0)%
Average Price Received	$68.70	$39.62	$29.08	73.4%

Oil Revenue (In 000’s)	$10.442	$6,339	$4,103	64.7%

Mcf of Gas Sold	950,000	496,000	454,000	91.5%
Average Price Received	$4.21	$2.12	$2.09	98.5%

Gas Revenue (In 000’s)	$3,998	$1,052	$2,946	280.0%

Barrels of Natural Gas Liquids Sold	103,000	106,000	(3,000)	(2.80)%
Average Price Received	$35.26	$13.91	$21.35	153.5%

Natural Gas Liquids Revenue (In 000’s)	$3,632	$1,474	$2,158	146.4%

Total Oil & Gas Revenue (In 000’s)	$18,072	$8,865	$9,207	103.9%

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
Field service income
increased $0.4 million or 15.9% to $3.0 million for the third quarter 2021 from $2.6 million for the third quarter 2020 and decreased $1.1 million, or 12.0% to $8.1 million for the nine months ended September 30, 2021 from $9.2 million for the nine months ended September 30, 2020. Workover rig services, hot oil treatments, saltwater hauling and disposal represent the bulk of our field service operations.
Lease operating expense
increased $3.4 million or 90.5% to $7.2 million for the third quarter 2021 to $3.8 million for the third quarter 2020, and increased $1.4 million or 8.8% to $17.8 million for the nine months ended September 30, 2021 from $16.4 million for the nine months ended September 30, 2020. This increase is primarily due to returning to production the high lifting cost properties shut-in
during 2020 combined with higher production taxes related to higher commodity prices.
Field service expense
increased $1.4 million or 72.9% to $3.4 million for the third quarter 2021 from $2.0 million for the third quarter 2020 and increased $0.3 million, or 4.0% to $7.7 million for the nine months ended September 30, 2021 from $7.4 million for the nine months ended September 30, 2020. Field service expenses primarily consist of salaries and vehicle operating expenses which have increased during the three and nine months ended September 30, 2021 over the same periods of 2020 related to increased utilization of the equipment as oil and gas prices increased during 2021.
Depreciation, depletion, amortization and accretion on discounted liabilities decreased $2.5 million, or 27.0% to $6.9 million for the third quarter 2021 from $9.4 million for the third quarter 2020 and decreased $4.5 million, or 18.5% to $20.0 million for the nine months ended September 30, 2021 from $24.5 million for the nine months ended September 30, 2020, reflecting the reduced capital base of the producing properties in 2021.
General and administrative expense
decreased $0.2 million, or 7.9% to $2.4 million for the three months ended September 30, 2021 from $2.6 million for the three months ended September 30, 2020, and decreased $5.4 million, or 42.0% to $7.5 million for the nine months ended September 30, 2021 from $12.9 million for the nine months ended September 30, 2020. This overall decrease in 2021 is primarily due to decreases in employee wages and benefits and by staff reductions in 2020.
Gain on sale and exchange of assets
of $15.0 million for the nine months ended September 30, 2020 consists of principally of sales of deep rights in undeveloped acreage in West Texas and marginal wells in West Virginia. No such sales took place during 2021.
Interest expense
decreased to $0.46 million for the third quarter 2021 from $0.47 million for the third quarter 2020 and to $1.5 million for the nine months ended September 30, 2021 from $1.6 million for the nine months ended September 30, 2020. This decrease reflects the decrease in current borrowings under our revolving credit agreement.
Income tax expense or benefit
for the September 30, 2021 and 2020 periods varied due to the change in net income or loss for those periods.

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
There were no changes in the Company’s internal control over financial reporting that occurred during the first nine months of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
None.

Item 1A.	RISK FACTORS
The Company is a smaller reporting company and no response is required pursuant to this Item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no sales of equity securities by the Company during the period covered by this report.
During the nine months ended September 30, 2021, the Company purchased the following shares of common stock as treasury shares.

2021 Month	Number of shares	Average price paid per share		Maximum number of shares that may yet be purchased under the program at month end (1)
January	1—		$—	147,921
February	—		$—	147,921
March	—		$—	147,921
April	—		$—	147,921
May	—		$—	147,921
June	—		$—	147,921
July	—		$—	147,921
August	—		$—	147,921
September	—		$—	147,021

Total/Average		$

(1)
In December 1993, we announced that the Board of Directors authorized a stock repurchase program whereby we may purchase outstanding shares of the common stock from time-to-time,
in open market transactions or negotiated sales. On October 31, 2012 and June 13, 2018, the Board of Directors of the Company approved an additional 500,000 and 200,000 shares respectively, of the Company’s stock to be included in the stock repurchase program. A total of 3,700,000 shares have been authorized, to date, under this program. Through September 30, 2021, a total of 3,552,279 shares have been repurchased under this program for $74,934,725 at an average price of $21.09 per share. Additional purchases of shares may occur as market conditions warrant.

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

PRIMEENERGY RESOURCES CORPORATION

Dated: November 19, 2021	By:	/s/ Charles E. Drimal, Jr.
Charles E. Drimal, Jr.
Chairman, President