Form 10-K
period 2021-12-31
PRIMEENERGY RESOURCES CORP
filed 2022-04-21
CIK 56868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
of the Exchange Act).    Yes    ☐ No    ☒
Auditor PCAOB ID Number: 606                Auditor Name: Grassi & Co., CPAs, P.C.                Auditor Location: New York,
NY
The aggregate market value of the voting stock of the Registrant held by non-affiliates,
computed by reference to the average bid and asked price of such common equity as of the last business day of the Registrant’s most recently completed second fiscal quarter, was $37,001,831.
The number of shares outstanding of each class of the Registrant’s Common Stock as of April 12, 2022 was 1,979,133 Common Stock, $0.10 par value.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s proxy statement to be furnished to stockholders in connection with its Annual Meeting of Stockholders to be held on June 8, 2022, are incorporated by reference in Part III hereof.

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
COVID-19
coronavirus
(“COVID-19”),
and plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on our examination of historical operating trends, the information that was used to prepare our estimate of proved reserves as of December 31, 2021, and other data in our possession or available from third parties. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “plan,” “believe,” or “continue” or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, our assumptions about:

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
December 31, 2021
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
Maintaining a strong balance sheet and ample liquidity are key components of our business strategy. In 2022, we will continue our focus on preserving financial flexibility and ample liquidity as we manage the risks facing our industry. Our capital budget for the year is reflective of current commodity prices and has been established based on an expectation of available cash flows, with any cash flow deficiencies expected to be funded by borrowings under our revolving credit facility. As we have done historically to preserve or enhance liquidity, we may adjust our capital program throughout the year, divest non-strategic
assets, or enter into strategic joint ventures.
In 2021, nine
two-mile
horizontal wells operated by Apache in Upton County, Texas were completed in the third quarter of 2021 and three two-mile
horizontal wells operated by Ovintiv
Mid-Continent
Inc, in Canadian County, Oklahoma were completed in the fourth quarter of 2021. The Company has an average of 47.5% interest in the nine wells and 11.25% interest in the three wells completed with Ovintiv.
Since the start of our West Texas horizontal drilling program in 2015 and through the fourth quarter of 2021 the Company has participated in 77 horizontal wells in the Permian Basin, three of which were drilled in 2021 and, together with six other horizontals drilled in 2020, were completed and brought into production in late September or early October of 2021. As of year-end,
the Company has invested approximately $129 MM in this drilling program. All nine of the wells in this program completed in 2021, were previously designated as proved undeveloped in the 2020 year-end
reserves report. Of the horizontal wells in this program, the Company has an average of 30.62% interest in 62 wells, and less than one percent interest in 15 wells.

In Upton County, West Texas, we are developing a contiguous 3,260 acre block with our joint venture partner, Apache Corporation. In this block the Company has 2,600 leasehold acres with interest between 14% and 56% depending on the particular lease and depth being developed. In 2018, eight successful wells were drilled horizontally in the Wolfcamp “B” of this block with the Company participating for 49% interest. This is believed to be full development of the Wolfcamp “B” reservoir. Together with Apache, we are planning development of the Upper Wolfcamp, Jo Mill, and Lower Spraberry reservoirs of this block. These shallower reservoirs have been proven-up
on our offset 1,300 acre Kashmir tract. It is expected that as many as 54 additional horizontals will be developed on this 3,260 acres in the near future. This development is estimated to cost approximately $370.6 million, with the Company’s share being approximately $170.8 million. In addition to the 54 prospective wells to be drilled for these three reservoirs, a fourth target reservoir, the Middle Spraberry, is also prospective for future development. The potential of the Middle Spraberry on the 3,260 acre block is for 18 horizontal wells to be drilled and completed at a gross cost of approximately $126.3 million with the Company’s share being approximately $61.8 million. The actual number of wells that are eventually drilled as well as the cost and the timing of drilling will vary based upon many factors, including commodity market conditions.
In addition to the 3,260 acre block being developed, as described above, the Company is also developing an offsetting 1,300 acre block in Upton County, Texas, with Apache Corporation as operator. In the second quarter of 2019 three horizontal wells were completed and brought on production from reservoirs above the Middle Wolfcamp: one in the Wolfcamp “A”, one in the Jo Mill, and one in the Lower Spraberry, confirming the economic viability of these reservoirs on our acreage. Prime holds 47.5% working interest in these reservoirs. As a result of the success of the initial three wells, nine new horizontals were completed in the third quarter of 2021. Our average 47.5% share of the cost of these nine horizontal wells was approximately $26.7 million in total.    In addition to the Wolfcamp “A”, Jo Mill and Lower Spraberry that are now fully developed on the tract, four locations in the Middle Spraberry will be considered for future development at an estimated gross cost of approximately $30.2 million with the Company’s share being approximately $14.2 million.
Also in the Permian Basin of West Texas, we are developing a 965 acre block with ConocoPhillips in Martin County, Texas. In 2016 and 2017, four horizontal wells were drilled and completed and put on production. The Company owns 35% to 38% interest in this joint venture acreage and we have received drilling plans from ConocoPhilips for the drilling of four wells in the third quarter of 2022 that are likely to be
2.5-mile
laterals. The Company’s investment in these wells is expected to be $15 million.
In first quarter of 2022, the Company is participating for 10.3% interest with SEM Operating Company in the drilling of four 1.5 mile-long horizontal wells in Irion County, Texas.    We have also received proposals from BTA Oil Producers for the drilling of nine 2.5 mile-long horizontals this year in Reagan County, Texas where the Company intends to participate for its 50% interest in six of the wells and 31% interest in three wells. Our expected investment in the drilling and completion of these wells is $40.5 million.
In Oklahoma, we are focused on development of our reserves in Canadian, Grady, Kingfisher, Garfield, Major, and Garvin counties where we have approximately 6,200 net leasehold acres in the Scoop/Stack Play. In 2019, we participated for an average of 4.6% interest with Newfield Exploration in twelve successful wells in Canadian County on our Slash and Wallace tracts. In 2021, we participated for 11.25% interest with Ovintiv
Mid-Continent
Inc. in four wells on our Peters tract, in Canadian County. Three of these wells were successfully completed in December 2021 and online in January 2022, while one well had completion issues and has been temporarily abandoned. At today’s product prices, payout of the Company’s $2.2 million investment in these four wells is expected to be in approximately six months.    In the first quarter of 2022 the Company received and approved proposals from Ovintiv for four horizontal wells on our Bohlman tract, in the same area as the Peters tract. The first of these wells is slated to spud April 3, 2022. The Company will participate with 9.38% interest for approximately $1.8 million through completion which is expected in June.
We believe our 6,200 net leasehold acres has the resource potential to support the drilling of as many as 54 new horizontal wells based on an estimate of four wells per section: two in the Mississippian and two in the

Woodford Shale. Should we choose to participate in future development, our share of the capital expenditures would be approximately $36 million at an average 10% ownership level; the Company will otherwise sell its rights for cash, or cash plus a royalty or working interest.
Significant Activity
As of December 31, 2021, we had net capitalized costs related to proved oil and gas properties of $179.7 million. Total expenditures for the acquisition, exploration, and development of our properties during 2021 were $18.7 million as we continue development under the programs discussed above. Proved reserves as of December 31, 2021, were 12.5 MMBOE which consisted of 100% proved developed reserves.
During 2021, we participated in the drilling of seven gross horizontal wells and the completion of 12 horizontal wells. Three of these were completed in September along with six other horizontal wells drilled in 2020 on the same lease in Upton County, Texas. All nine were put online and began production in late September and early October 2021. Four of the horizontals drilled in 2021 are located in Canadian County, Oklahoma; of these, three were completed in December 2021 and brought online in the first week of January 2022, while a fourth had mechanical issues and has been temporarily abandoned. The Company has 47.5% interest in the nine horizontals located in Upton County, Texas, and 11.25% interest in the four horizontals located in Canadian County, Oklahoma.
In 2021, the Company sold 116 net acres in Martin County Texas, receiving gross proceeds of approximately $1.45 million, while in this same year acquiring 5.9 net acres in Upton County, Texas for $29,500 in an area where the Company currently has leasehold acreage and potential future horizontal drilling.
In the first quarter of 2022, the Company has sold 1809 net leasehold acres in Reagan and Midland Counties, Texas through two separate transactions receiving gross proceeds of $14.1 million. With the culmination of these sales the Company has reduced its bank debt to $9 million as of March 31, 2022, has the right to borrow up to $50 million under its current revolving line of credit.
We believe that our diversified portfolio approach to our drilling activities produces more consistent and predictable economic results than would otherwise be experienced with a less diversified or higher risk drilling program profile.
We attempt to assume the position of operator in all acquisitions of producing properties. We will continue to evaluate prospects for leasehold acquisitions and for exploration and development operations in areas in which we own interests and are actively pursuing the acquisition of producing properties. To diversify and broaden our asset base, we will consider acquiring the assets or stock in other entities and companies in the oil and gas business. Our main objective in making any such acquisitions will be to acquire income-producing assets to increase our net worth and increase our oil and gas reserve base.
We presently own producing and
non-producing
properties located primarily in Texas, and Oklahoma, and we own a substantial amount of well servicing equipment.
We do not own any refinery or marketing facilities; and do not currently own or lease any bulk storage facilities or pipelines other than adjacent to and used in connection with producing wells and the interests in certain gas gathering systems. All of our oil and gas properties and interests are located in the United States.
In the past, the supply of gas has exceeded demand on a cyclical basis, and we are subject to a combination of shut-in
and/or reduced takes of gas production during summer months. Prolonged shut-ins
could result in reduced field operating income from properties in which we act as operator.

Exploration for oil and gas requires substantial expenditures, particularly in exploratory drilling in undeveloped areas, or “wildcat drilling.” As is customary in the oil and gas industry, substantially all of our exploration and development activities are conducted through joint drilling and operating agreements with others engaged in the oil and gas business.
Summaries of our oil and gas drilling activities, oil and gas production, and undeveloped leasehold, mineral, and royalty interests are set forth under Item 2., “Properties”, below. Summaries of our oil and gas reserves, future net revenue and present value of future net revenue are also set forth under Item 2., “Properties—Reserves”, below.
Well Operations
Our operations are conducted through our principal offices in Houston, Texas, and district offices in Houston and Midland, Texas, and Oklahoma City, Oklahoma. We currently operate 710 wells, including producing, saltwater disposal, injection, and supply wells: 144 through the Houston office, 327 through the Midland office, and 239 through the Oklahoma City office. Substantially all of the wells we operate are wells in which we have an interest.
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
The Partnerships, Trusts and Joint Ventures
Since 1975, PEMC acted as managing general partner of various partnerships, trusts and joint ventures. As we entered into 2021, we had one partnership and one trust remaining. During 2021 the remaining partnership and trust were liquidated.
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
While Congress has considered legislation related to the reduction of GHG emissions in the past, no significant legislation to reduce GHG emissions has been adopted at the federal level. In the absence of

Congressional action, a number of state and regional GHG restrictions have emerged. At the international level, the United States joined the international community at the 21 st
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
Although we have not experienced any material adverse effect from compliance with environmental requirements, there is no assurance that this will continue. We did not have any material capital or other non-recurring
expenditures in connection with complying with environmental laws or environmental remediation matters in 2021, nor do we anticipate that such expenditures will be material in 2022.
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

Major Customers
The Company sells its oil and gas production to a number of direct purchasers under direct contracts or through other operators under joint operating agreements. Listed below are the percent of the Company’s total oil and gas sales made which represented more than 10% of the Company’s oil and gas sales in the year 2021.

Oil Purchasers:
Apache Corporation	48%
Plains All American Inc.	18%
Gas Purchasers:
Apache Corporation	52%
Targa Pipeline Mid-Continent West Tex, LLC	19%
Although there are no long-term purchasing agreements with these purchasers, we believe that they will continue to purchase our oil and gas products and, if not, could be readily replaced by other purchasers.
Employees
At December 31, 2021, we had 113 full time employees, 31 of whom were employed at our principal offices in Houston, Texas, at the offices of Prime Operating Company, Eastern Oil Well Service Company and EOWS Midland Company, and 82 employees who were primarily involved in our district operations in Midland, Texas, Elmore City and Oklahoma City, Oklahoma.

Item 1A.	RISK FACTORS.
The prices of oil, NGL and gas are highly volatile and have declined significantly in recent years. A sustained decline in these commodity prices could materially and adversely affect the Company’s business, financial condition and results of operations.
Our revenues, operating results, financial condition and ability to borrow funds or obtain additional capital depend substantially on prevailing prices for natural gas and oil. Lower commodity prices may reduce the amount of natural gas and oil that we can produce economically. Natural gas prices, based on the twelve-month average of the first of the month Henry Hub index price, were $3.598 per MMBTU in 2021 as compared to $1.985 per MMBTU in 2020, and have averaged $4.53 per MMBTU for the first three months of 2022. Oil prices, based on the NYMEX monthly average price, were $66.56 per barrel in 2021 as compared to $39.57 per barrel in 2020, and first of the Month NYMEX oil prices have averaged $88.94 per barrel for the first three months of 2022.
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
The borrowing base under our revolving credit facility is currently $50 million, and lender commitments under our revolving credit facility are $300 million. The borrowing base is redetermined semi-annually under the terms of the revolving credit facility. In addition, either we or the lenders may request an interim redetermination twice a year or in conjunction with certain acquisitions or sales of oil and gas properties. Our borrowing base may decrease as a result of lower natural gas or oil prices, operating difficulties, declines in reserves, lending requirements or regulations, the issuance of new indebtedness or for other reasons set forth in our revolving credit agreement. In the event of a decrease in our borrowing base due to declines in commodity prices or otherwise, our ability to borrow under our revolving credit facility may be limited and we could be required to repay any indebtedness in excess of the redetermined borrowing base. In addition, we may be unable to access the equity or debt capital markets to meet our obligations, including any such debt repayment obligations.
Strategic determinations, including the allocation of capital and other resources to strategic opportunities, are challenging, and our failure to appropriately allocate capital and resources among our strategic opportunities may adversely affect our financial condition and reduce our growth rate.
Our future growth prospects are dependent upon our ability to identify optimal strategies for our business. In developing our business plan, we considered allocating capital and other resources to various aspects of our businesses including well-development (primarily drilling), reserve acquisitions, exploratory activity, corporate items and other alternatives. We also considered our likely sources of capital. Notwithstanding the determinations made in the development of our 2022 plan, business opportunities not previously identified periodically come to our attention, including possible acquisitions and dispositions. If we fail to identify optimal business strategies, or fail to optimize our capital investment and capital raising opportunities and the use of our other resources in furtherance of our business strategies, our financial condition and growth rate may be adversely affected. Moreover, economic or other circumstances may change from those contemplated by our 2021 plan, and our failure to recognize or respond to those changes may limit our ability to achieve our objectives.
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
A failure of technology systems, data breach or cyberattack could materially affect our operations
.
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
We maintain district offices in Midland, Texas and Oklahoma City, Oklahoma and have field offices in Carrizo Springs and Midland, Texas, as well as, Elmore City, Oklahoma.
Substantially all of our oil and gas properties are subject to a mortgage given to collateralize indebtedness or are subject to being mortgaged upon request by our lenders for additional collateral.

The information set forth below concerning our properties, activities, and oil and gas reserves includes our interests in affiliated entities.
The following table sets forth the exploratory and development drilling experience with respect to wells in which we participated during the three years ended December 31, 2021. In 2021, we participated in the completion of twelve horizontal wells.

	2021		2020		2019
	Gross	Net	Gross	Net	Gross	Net
Exploratory:
Oil	—	—	—	—	—	—
Gas	—	—	—	—	—	—
Dry	—	—	—	—	—	—
Development:
Oil	12	4.61	1	0.1	18	1.6
Gas	—	—	—	—	—	—
Dry	—	—	—	—	—	—
Total:
Oil	12	4.61	1	0.1	18	1.6
Gas	—	—	—	—	—	—
Dry	—	—	—	—	—	—

	12	4.61	1	0.1	18	1.6

Oil and Gas Production
As of December 31, 2021, we had ownership interest in the following number of gross and net producing oil and gas wells
(1)
.

	Gross	Net
Producing wells (1) :
Oil Wells	926	498
Gas Wells	281	66

(1)
A gross well is a well in which a working interest is owned. A net well is the sum of the fractional revenue interests owned in gross wells. Wells are classified by their primary product. Some wells produce both oil and gas.

The following table shows our net production of oil, NGL and natural gas for each of the three years ended December 31, 2021. “Net” production is net after royalty interests of others are deducted and is determined by multiplying the gross production volume of properties in which we have an interest by the percentage of the leasehold, mineral or royalty interest owned by us.

	2021	2020	2019
Oil (barrels)	738,000	726,996	1,242,000
NGL (barrels)	416,000	435,260	574,000
Gas (Mcf)	3,236,000	3,374,397	4,397,000

The following table sets forth our average sales prices together with our average production costs per unit of production for the three years ended December 31, 2021.

	2021	2020	2019
Average sales price per barrel of oil	$68.39	$38.02	$55.04
Average sales price per barrel of NGL	$26.97	$11.22	$15.87
Average sales price per Mcf of natural gas	$3.53	$1.24	$1.49
Average production costs per net equivalent barrel of oil (1)	$13.76	$12.25	$11.52

(1)	Net equivalent barrels are computed at a rate of 6 Mcf per barrel and costs exclude production taxes.
Average oil, NGL and gas prices received including the impact of derivatives were:

	2021	2020	2019
Average sales price per barrel of oil	$64.04	$45.79	$53.58
Average sales price per barrel of NGL	$26.97	$11.22	$16.49
Average sales price per Mcf of natural gas	$2.97	$1.38	$1.51
Acreage
The following table sets forth the approximate gross and net undeveloped acreage in which we have leasehold and mineral interests as of December 31, 2021. “Undeveloped acreage” is that acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves.

	Developed		Undeveloped		Total
	Gross	Net	Gross	Net	Gross	Net
Leasehold acreage	90,933	25,358	—	—	90,933	25,358
Mineral fee acreage	1,640	117	19,257	417	20,897	534

Total	92,573	25,475	19,257	417	111,830	25,892

Total Net Undeveloped Acreage Expiration
In the event that production is not established, or we take no action to extend or renew the terms of our leases, our net undeveloped acreage that will expire over the next three years, as of December 31, 2021, is zero acres for the year ending December 31, 2022, zero in 2023, and zero acres in 2024.
Reserves
Our interests in proved developed and undeveloped oil and gas properties, including the interests held by the Partnerships, have been evaluated by Ryder Scott Company, L.P. for each of the three years ended December 31, 2021. The professional qualifications of the technical persons primarily responsible for overseeing the preparation of the reserve estimates can be found in Exhibit 99.1, the Ryder Scott Company, L.P. Report on Registrant’s Reserves Estimates. In matters related to the preparation of our reserve estimates, our district managers report to the Engineering Data manager, who maintains oversight and compliance responsibility for the internal reserve estimate process and provides oversight for the annual preparation of reserve estimates of 100% of our year-end
reserves by our independent third-party engineers, Ryder Scott Company, L.P. The members of our district and central groups consist of degreed engineers and geologists with between approximately twenty and thirty-five years of industry experience, and between eight and twenty-five years of experience managing our reserves. Our Engineering Data manager, the technical person primarily responsible for overseeing the preparation of reserves estimates, has over thirty years of experience, holds a Bachelor degree in Geology and an MBA in finance and is a member of the Society of Petroleum Engineers and American Association of Petroleum Geologist. See Part II, Item 8 “Financial Statements and Supplementary Data”, for additional discussions regarding proved reserves and their related cash flows. All of our reserves are located within the continental United States. The following table summarizes our oil and gas reserves at each of the respective dates:

	Reserve Category
	Proved Developed				Proved Undeveloped				Total
As of December 31,	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf)	Total (MBoe)	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf)	Total (MBoe)	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf)	Total (MBoe)
2019	4,381	2,914	19,995	10,268	1,833	1,017	4,547	3,608	6,214	3,931	24,542	14,235
2020	2,684	2,258	13,633	7,214	1,784	787	3,897	3,221	4,468	3,045	17,530	10,435
2021	5,386	2,882	23,902	12,252	—	—	—	—	5,386	2,882	23,902	12,252

(a)
In computing total reserves on a barrels of oil equivalent (Boe) basis, gas is converted to oil based on its relative energy content at the rate of six Mcf of gas to one barrel of oil and NGLs are converted based upon volume; one barrel of natural gas liquids equals one barrel of oil.

In 2019, in West Texas, we participated in the initial three shallow horizontals on our Kashmir tract with one of each of these wells completed in the Wolfcamp “A”, Jo Mill, and Lower Spraberry. The Company has 48% interest in two of these wells and 5.3% in one well. All three wells were brought on production in May of 2019.
In 2020, in West Texas we participated in the drilling of seven wells: one for 8.6% interest which was brought into production in July of 2020, and six wells with an average 47.5% interest that were drilled but not completed at year-end
and therefore classified as Proved Undeveloped in the
year-end
reserve report. The Company invested approximately $8.0 million in these seven wells in 2020. Also in 2020, reserves were added in West Texas through the addition of 11 horizontal wells completed in Midland County, Texas, in which we receive 0.56% to 1% over-riding royalty interest.
In 2021, in West Texas, we participated with Apache in the drilling of three additional horizontals on the Kashmir Tract in Upton County, Texas and completed these three wells in September of 2021 along with six other wells drilled in 2020 on the same lease that were drilled but uncompleted at year-end.
The Company has an average of 47.8% interest in these nine wells and invested approximately $30 million in these horizontal wells.
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
At December 31, 2020, in total, the Company had 3,221 Mboe of proved undeveloped reserves attributable to 13 wells operated by others, 10 of which were drilled but not completed by year-end
2020, and three that were not drilled until 2021. The three new horizontals along with the six uncompleted wells at year-end
were brought online in late September and early October of 2021. These successful new wells are on our Kashmir tract in Upton County, Texas operated by Apache Corporation where. These nine PUD wells at year-end
2020 accounted for 3,127 Mboe of the total undeveloped reserves where the Company has an average 47.5% interest and invested approximately $30 million dollars in these wells. The four other PUD wells, drilled but not completed at year-end
2020, are located in Grady County, Oklahoma and accounted for 95 Mboe of the total undeveloped reserves.
At December 31, 2021, the Company had 159 Mboe of proved developed shut-in
reserves attributable to three horizontals drilled and completed in Canadian County, Oklahoma in December of 2021, but not yet online. Reserves of the four PUD wells in Grady County, Oklahoma were not included in the 2021 year-end
reserve report as the operator does not have near-term plans for their completion. In the first quarter of 2022, the Company is participating in the drilling of four wells with SEM Operating Company for 10% interest and has received drilling proposals for an additional 17 horizontal wells to be drilled this year. In total the Company is likely to invest approximately $54 million in these 21 wells. Additional drilling and future development plans will be established based on an expectation of available cash flows from operations and availability of funds under our revolving credit facility.
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
The estimated future net revenue (using current prices and costs as of those dates) and the present value of future net revenue (at a 10% discount for estimated timing of cash flow) for our proved developed and proved undeveloped oil and gas reserves at the end of each of the three years ended December 31, 2021, are summarized as follows (in thousands of dollars):

	Proved Developed		Proved Undeveloped		Total
As of December 31,	Future Net Revenue	Present Value 10 Of Future Net Revenue	Future Net Revenue	Present Value 10 Of Future Net Revenue	Future Net Revenue	Present Value 10 Of Future Net Revenue	Present Value 10 Of Future Income Taxes	Standardized Measure of Discounted Cash flow
2019	$116,592	$82,155	$42,700	$17,876	$159,292	$100,031	$18,419	$81,612
2020	$43,886	$34,717	$37,346	$21,823	$81,232	$56,539	$14,920	$41,619
2021	$275,227	$171,906	$—	$—	$275,227	$171,906	$36,100	$135,806
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
Natural gas prices, based on the twelve-month average of the first of the month Henry Hub index price, were $3.598 per MMBtu in 2021 as compared to $1.985 per MMBtu in 2020, and $2.581 per MMBtu in 2019. Oil prices, based on the NYMEX first of the month average price, were $66.56 per barrel in 2021 as compared to $39.57 per barrel in 2020, and $55.69 per barrel in 2019. Since January 1, 2021, we have not filed any estimates of our oil and gas reserves with, nor were any such estimates included in any reports to, any federal authority or agency, other than the Securities and Exchange Commission.
District Information
The following table represents certain reserves and well information as of December 31, 2021.

	Gulf Coast	Mid- Continent	West Texas	Other	Total
Proved Reserves as of December 31, 2021 (MBoe)
Developed	906	2,383	8,957	6	12,252
Undeveloped	—	—	—	—	—
Total	906	2,383	8,957	6	12,252
Average Net Daily Production (Boe per day)	336	747	2,878	3	3,964
Gross Productive Wells (Working Interest and ORRI Wells)	207	549	576	200	1,532
Gross Productive Wells (Working Interest Only)	189	400	530	88	1,207
Net Productive Wells (Working Interest Only)	105	189	263	6	564
Gross Operated Productive Wells	137	195	321	—	653
Gross Operated Water Disposal, Injection and Supply wells	7	44	6	—	57
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
Gulf Coast Region
Our development, exploitation, exploration and production activities in the Gulf Coast region are primarily concentrated in southeast Texas. This region is managed from our office in Houston, Texas. Principal producing intervals are in the Wilcox, San Miguel, Olmos, and Yegua formations at depths ranging from 3,000 to 12,500 feet. We had 207 producing wells (105 net) in the Gulf Coast region as of December 31, 2021, of which 137 wells are operated by us. Average net daily production in our Gulf Coast Region in 2021 was 336 Boe. At December 31, 2021, we had 906 MBoe of proved reserves in the Gulf Coast region, which represented 7% of our total proved reserves. We maintain an acreage position of over 11,500 gross (3,967 net) acres in this region, primarily in Dimmit and Polk counties. We operate a field service group in this region from a field office in Carrizo Springs, Texas utilizing four workover rigs, nineteen water transport trucks, two saltwater disposal wells and several trucks and excavating equipment. Services including well service support, site preparation and construction services for drilling and workover operations are provided to third-party operators as well as utilized in our own operated wells and locations. As of March 31, 2022, the Gulf Coast region has no operated wells in the process of being drilled, no waterfloods in the process of being installed and no other related activities of material importance.
Mid-Continent
Region
Our
Mid-Continent
activities are concentrated in central Oklahoma. This region is managed from our office in Oklahoma City, Oklahoma. As of December 31, 2021, we had 549 producing wells (189 net) in the
Mid-Continent
area, of which 195 wells are operated by us. Principal producing intervals are in the Roberson, Avant, Skinner, Sycamore, Bromide, McLish, Hunton, Mississippian, Oswego, Red Fork, and Chester formations at depths ranging from 1,100 to 10,500 feet. Average net daily production in our
Mid-Continent
Region in 2021 was 747 Boe. At December 31, 2021, we had 2,383 MBoe of proved reserves in the
Mid-Continent
area, representing 20% of our total proved reserves. We maintain an acreage position of approximately 48,400 gross (10,802 net) acres in this region, primarily in Canadian, Kingfisher, Grant, Major, and Garvin counties. Our
Mid-Continent
region is actively participating with third-party operators in the horizontal development of lands that include Company owned interest in several counties in the Stack and Scoop plays of Oklahoma where drilling is primarily targeting reservoirs of the Mississippian, and Woodford formations.
As of March 31, 2022, in the
Mid-Continent
region, the Company has agreed to participate with 9.38% interest in the drilling of four horizontal wells in Canadian County, Oklahoma operated by Ovintiv
Mid-Continent
Inc. The first of these is slated to begin drilling in early April and completion of all four wells is expected in June of this year. These proved undeveloped drilling plans and their reserves were not included in the 2021 year-end
reserve report.
West Texas Region
Our West Texas activities are concentrated in the Permian Basin in Texas and New Mexico. The Spraberry field was discovered in 1949, encompasses eight counties in West Texas and the Company believes it is the largest oil field in the United States. The field is approximately 150 miles long and 75 miles wide at its widest point. The oil produced is West Texas Intermediate Sweet, and the gas produced is casing-head gas with an average energy content of 1,400 Btu. The oil and gas are produced primarily from five intervals; the Upper and Lower Spraberry, the Wolfcamp, the Strawn, and the Atoka, at depths ranging from 6,700 feet to 11,300 feet. This region is managed from our office in Midland, Texas. As of December 31, 2021, we had 576 wells (263 net) in the West Texas area, of which 321 wells are operated by us. Principal producing intervals are in the Spraberry, Wolfcamp, and San Andres formations at depths ranging from 4,200 to 12,500 feet. Average net daily production in Our West Texas Region in 2021 was 2,878 Boe. At December 31, 2021, we had 8,957 MBoe of proved reserves in the West Texas area, or 73% of our total proved reserves. We maintain an acreage position of approximately 17,148 gross (10,639 net) acres in the Permian Basin in West Texas, primarily in Reagan, Upton, Martin and Midland counties and believe this acreage has significant resource potential for horizontal drilling in the Spraberry, Jo Mill, and Wolfcamp intervals. We operate a field service group in this region utilizing nine workover rigs, four hot oiler trucks, one kill truck and two roustabout trucks. Services, including well service support, site preparation and construction services for drilling and workover operations, are provided to third-party operators as well as utilized in our own operated wells and locations.
As of March 31, 2022, the Company was participating with 10.3% interest in the drilling of four horizontal wells in Irion County, Texas operated by SEM Operating Company, LLC. These four wells are expected to be completed in the second quarter of 2022. In addition, the Company has received proposals for 13 new horizontal wells in West Texas and intends to participate for 50% interest in the drilling of nine horizontal wells in Reagan

County, Texas with BTA Oil Producers, Inc and to participate for 38% in the drilling of four horizontal wells in Martin County, Texas with Conoco Inc. These 13 wells are planned to be drilled in the third quarter of 2022. These proved undeveloped drilling plans have been added in the first quarter of 2022 and were not included in the year-end
2021 reserves report.

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

	High	Low
2021
First Quarter	$98.00	$34.33
Second Quarter	53.72	39.89
Third Quarter	73.80	45.20
Fourth Quarter	71.71	58.50
2020
First Quarter	$154.38	$47.68
Second Quarter	110.79	49.70
Third Quarter	79.13	62.60
Fourth Quarter	71.80	42.39
The above quotations reflect inter-dealer prices, without retail mark-up,
mark-down or commissions, and may not represent actual transactions.
As of April 20, 2022, there were 224 registered holders of the common stock.
Provisions of our line of credit agreement restrict our ability to pay dividends. Such dividends may be declared out of funds legally available therefore, when and as declared by our Board of Directors.
`
Issuer Purchases of Equity Securities
In December 1993, we announced that the Board of Directors authorized a stock repurchase program whereby we may purchase outstanding shares of the common stock from time-to-time,
in open market transactions or negotiated sales. On October 31, 2012 and June 13, 2018, the Board of Directors of the Company approved an additional 500,000 and 200,000 respectively, shares of the Company’s stock to be included in the stock repurchase program. A total of 3,700,000 shares have been authorized, to date, under this program. Through December 31, 2021, a total of 3,554,379 shares have been repurchased under this program for $75,079,717 at an average price of $21.12 per share. Additional purchases of shares may occur as market conditions warrant. We expect future purchases will be funded with internally generated cash flow or from working capital.

2021 Month	Number of Shares	Average Price Paid per share	Maximum Number of Shares that May Yet Be Purchased Under The Program at Month-End
January	—	$—	147,721
February	—	—	147,721
March	—	—	147,721
April	—	—	147,721
May	—	—	147,721
June	—	—	147,721
July	—	—	147,721

2021 Month	Number of Shares	Average Price Paid per share	Maximum Number of Shares that May Yet Be Purchased Under The Program at Month-End
August	—	—	147,721
September	—	—	147,721
October	—	—	147,721
November	—	—	147,721
December	2,100	69.04	145,621

Total / Average	2,100	$69.04

Item 6.	SELECTED FINANCIAL DATA
We are a smaller reporting company and therefore no response is required pursuant to this Item.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview:
We are an independent oil and natural gas company engaged in acquiring, developing, and producing oil and natural gas. We presently own producing and non-producing
properties located primarily in Texas, and Oklahoma. In addition, we own a substantial amount of well servicing equipment. All of our oil and gas properties and interests are located in the United States. Assets in our principal focus areas include mature properties with long-lived reserves and significant development opportunities as well as newer properties with development and exploration potential. We believe our balanced portfolio of assets and our ongoing hedging program position us well for both the current commodity price environment and future potential upside as we develop our attractive resource opportunities. Our primary sources of liquidity are cash generated from our operations and our credit facility.
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

Market Conditions and Commodity Prices:
Our financial results depend on many factors, particularly the price of natural gas and crude oil and our ability to market our production on economically attractive terms. Commodity prices are affected by many factors outside of our control, including changes in market supply and demand, which are impacted by weather conditions, pipeline capacity constraints, inventory storage levels, basis differentials and other factors. In addition, our realized prices are further impacted by our derivative and hedging activities. We derive our revenue and cash flow principally from the sale of oil, natural gas and NGLs. As a result, our revenues are determined, to a large degree, by prevailing prices for crude oil, natural gas and NGLs. We sell our oil and natural gas on the open market at prevailing market prices or through forward delivery contracts. Because some of our operations are located outside major markets, we are directly impacted by regional prices regardless of Henry Hub, WTI or other major market pricing. The market price for oil, natural gas and NGLs is dictated by supply and demand; consequently, we cannot accurately predict or control the price we may receive for our oil, natural gas and NGLs. Index prices for oil, natural gas, and NGLs have improved since the lows of 2020 however we expect prices to remain volatile and consequently cannot determine with any degree of certainty what effect increases or decreases in these prices will have on our capital program, production volumes or revenues.
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
Net cash provided by operating activities for the year ended December 31, 2021 was $28.6 million, compared to $16.4 million in the prior year. Excluding the effects of significant unforeseen expenses or other income, our cash flow from operations fluctuates primarily because of variations in oil and gas production and prices or changes in working capital accounts. Our oil and gas production will vary based on actual well performance but may be curtailed due to factors beyond our control.

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
Maintaining a strong balance sheet and ample liquidity are key components of our business strategy. For 2022, we will continue our focus on preserving financial flexibility and ample liquidity as we manage the risks facing our industry. Our 2022 capital budget is reflective of commodity prices and has been established based on an expectation of available cash flows, with any cash flow deficiencies expected to be funded by borrowings under our revolving credit facility. As we have done historically to preserve or enhance liquidity, we may adjust our capital program throughout the year, divest assets, or enter into strategic joint ventures. We are actively in discussions with financial partners for funding to develop our asset base and, if required, pay down our revolving credit facility should our borrowing base become limited due to the deterioration of commodity prices.
The Company maintains a Credit Agreement with a maturity date of February 11, 2023, providing for a credit facility totaling $300 million, with a borrowing base of $50 million. As of March 31, 2022, the Company has $9 million in outstanding borrowings and $41 million in availability under this facility. The bank reviews the borrowing base semi-annually and, at their discretion, may decrease or propose an increase to the borrowing base relative to a re-determined
estimate of proved oil and gas reserves. The next borrowing base review is scheduled for May 2022. Our oil and gas properties are pledged as collateral for the line of credit and we are subject to certain financial and operational covenants defined in the agreement. We are currently in compliance with these covenants and expect to be in compliance over the next twelve months. If we do not comply with these covenants on a continuing basis, the lenders have the right to refuse to advance additional funds under the facility and/or declare all principal and interest immediately due and payable. Our borrowing base may decrease as a result of lower natural gas or oil prices, operating difficulties, declines in reserves, lending requirements or regulations, the issuance of new indebtedness or for other reasons set forth in our revolving credit agreement. In the event of a decrease in our borrowing base due to declines in commodity prices or otherwise, our ability to borrow under our revolving credit facility may be limited and we could be required to repay any indebtedness in excess of the re-determined
borrowing base.
Our credit agreement required us to hedge a portion of our production as forecasted for the PDP reserves included in our borrowing base review engineering reports. Accordingly, the Company has in place the following swap agreements for oil and natural gas.

	2022	2023	2022	2023
Swap Agreements
Natural Gas (MMBTU)	1,528,000	377,000	$3.15	$3.87
Oil (barrels)	530,600	114,200	$66.20	$74.07
The successful development of these reservoirs has
proven-up
drilling locations on our nearby
2,600-acre
leasehold block in which the Company holds between 14% and 56% interest. It is anticipated that development of as many as 54 additional horizontal wells on this
2,600-acre
block will occur over the coming years. The cost of such development will be approximately $370 million with the Company’s share being approximately $170 million. The actual number of wells that will be drilled, the cost, and the timing of drilling will vary based upon many factors, including commodity market conditions.

The Company is currently participating with SEM Operating Company, LLC in four horizontal wells in Irion County, Texas with 10.3% interest for an estimated investment of $2.35 million. These wells are expected to be online in the second quarter of 2022.
Additional Permian Basin development drilling plans in 2022 include the drilling of nine
2.5-mile
horizontal wells with BTA Oil Producers in Reagan County, Texas. The Company will have an average of 43.67 % interest in these wells with an expected capital outlay of $40.5 million through completion. These wells are scheduled to be drilled in June and completed in 2022.
Also in 2022, in the Permian Basin of West Texas, the Company plans to drill four horizontal wells with ConocoPhilips in Martin County with an average of 38% interest. The total capital expenditure for these wells is expected to be $15 million. Additional drilling and future development plans will be established based on an expectation of available cash flows from operations and availability of funds under our revolving credit facility.
The Company maintains an acreage position of 17,148 gross (10,640 net) acres in the Permian Basin in West Texas, primarily in Reagan, Upton, Martin, and Midland counties and we believe this acreage has significant resource potential in as many as 10 reservoirs, including benches of the Spraberry, Jo Mill, and Wolfcamp that support the potential drilling of as many as 180 additional horizontal wells.
In 2021, in the Scoop/Stack Play of Oklahoma, the Company participated for 11.25% interest in the drilling of four wells and the completion of three of these wells in December that were placed on production in early January of 2022. The Company had an expenditure of approximately $2.2 million. In the first quarter of 2022, the Company received and approved proposals from Ovintiv
Mid-Continent,
Inc. for the drilling of four horizontal wells in Canadian County, Oklahoma. Drilling will begin in April and completion of these wells are expected in June of this year. The Company will participate for 9.38% and expects total drilling and completion costs to be approximately $1.8 million.
In Oklahoma, the Company’s horizontal activity is primarily focused in Canadian, Grady, Kingfisher, Garfield, Major, and Garvin counties where we have approximately 200 net leasehold acres in the Scoop/Stack Play. We believe this acreage has significant additional resource potential that could support the drilling of as many as 54 new horizontal wells based on an estimate of six wells per section: two in the Mississippian and two in the Woodford Shale. Should we choose to participate in future development, our share of the capital expenditures would be approximately $36 million at an average 10% ownership level; the Company will otherwise sell its rights for cash, or cash plus a royalty or working interest.
To supplement cash flow and finance our drilling program during 2021, the Company sold leasehold rights through one transaction in Texas, receiving gross proceeds of approximately $1.45 million in exchange for 116 net leasehold acres. In the first quarter of 2022, The Company sold 1,809 net leasehold acres in Regan and Midland Counties, Texas through two transactions receiving gross proceeds of $14.1 million and retaining certain over-riding royalty interests. These sales have allowed the Company to reduce its bank debt to $9 million, as of March 31, 2022, with the right to borrow up to $50 million under its current revolving line of credit.
The majority of our capital spending is discretionary, and the ultimate level of expenditures will be dependent on our assessment of the oil and gas business environment, the number and quality of oil and gas prospects available, the market for oilfield services, and oil and gas business opportunities in general.
The Company has a stock repurchase program in place, spending under this program in 2021 and 2020 was $145 thousand and $710 thousand, respectively. The Company expects continued spending under the stock repurchase program in 2022.

Results of Operations:
2021 and 2020 Compared
We reported a net income of $2.1 million for 2021, or $1.05 per share, compared to a net loss of $2.3 million, or $1.16 per share for 2020. The current year net income reflects commodity price increases partially offset by losses related to the valuation of derivative instruments. The significant components of income and expense are discussed below.
Oil, NGL and gas sales
increased $36.1 million, or 97.6% to $73.1 million for the year ended December 31, 2021 from $37.0 million for the year ended December 31, 2020. Crude oil, NGL and natural gas sales vary due to changes in volumes of production sold and realized commodity prices. Our realized prices at the well head increased an average of $30.38 per barrel, or 79.9% on crude oil, increased an average of $15.75 per barrel, or 140.4% on NGL and increased $2.29 per Mcf, or 184.3% on natural gas during 2021 as compared to 2020.
Our crude oil production increased by 5,000 barrels, or 0.68% to 738,000 barrels for the year ended December 31, 2021 from 733,000 barrels for the year ended December 31, 2020. Our NGL production decreased by 21,000 or 4.85% to 416,000 for the year ended December 31, 2021 from 437,000 barrels for the year ended December 31, 2020. Our natural gas production decreased by 145 MMcf, or 4.29% to 3,236 MMcf for the year ended December 31, 2021 from 3,381 MMcf for the year ended December 31, 2020. The changes in crude oil, NGL and natural gas production volumes are a result of the natural decline of existing properties slightly offset by new wells placed in production.
The following table summarizes the primary components of production volumes and average sales prices realized for the years ended December 31, 2021 and 2020 (excluding realized gains and losses from derivatives).

	Twelve months ended December 31,		Increase / (Decrease)	Increase / (Decrease)
	2021	2020
Barrels of Oil Produced	738,000	733,000	5,000	0.68%
Average Price Received	$68.39	$38.02	$30.38	79.91%

Oil Revenue (In 000’s)	$50,474	$27,865	$22,609	81.14%

Mcf of Gas Sold	3,236,000	3,381,000	(145,000)	(4.29)%
Average Price Received	$3.53	$1.24	$2.29	184.25%

Gas Revenue (In 000’s)	$11,432	$4,202	$7,230	172.06%

Barrels of Natural Gas Liquids Sold	416,000	437,000	(21,000)	(4.85)%
Average Price Received	$26.97	$11.22	$15.75	140.36%

Natural Gas Liquids Revenue (In 000’s)	$11,220	$4,906	$6,314	128.70%

Total Oil & Gas Revenue (In 000’s)	$73,126	$36,973	$36,153	97.78%
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
mark-to-market
accounting treatment creates volatility in our revenues.

The following table summarizes the results of our derivative instruments for the twelve months ended December 2021 and 2020:

	Twelve months ended December 31,
	2021	2020
Oil derivatives – realized (losses) gains	$(3,212)	$5,697
Oil derivatives – unrealized (losses) gains	(4,055)	161

Total (losses) gains on oil derivatives	$(7,267)	$5,858
Natural gas derivatives – realized (losses) gains	(1,833)	476
Natural gas derivatives – unrealized (losses)	(859)	(351)

Total (losses) gains on natural gas derivatives	$(2,692)	$125

Total (losses) gains on oil and natural gas	$(9,959)	$5,983

Prices received for the twelve months ended December 31, 2021 and 2020, respectively, including the impact of derivatives were:

	2021	2020	Increase / (Decrease)	Increase / (Decrease)
Oil Price	$64.04	$45.79	$18.25	39.9%
Gas Price	$2.97	$1.38	$1.58	114.4%
NGL Price	$26.97	$11.22	$15.75	140.4%
Field service income
increased $0.7 million, or 6.3% to $11.8 million for the year ended December 31, 2021 from $11.1 million for the year ended December 31, 2020. This increase is a combined result of increased utilization and rates charged to customers as oil and gas prices improved during 2021. Workover rig services, hot oil treatments, saltwater hauling and disposal represent the bulk of our field service operations.
Lease operating expenses
increased $4.8 million, or 20.9% to $27.8 million for the year ended December 31, 2021 from $23.0 million for the year ended December 31, 2020. This increase is primarily due to returning higher lifting cost properties to production during 2021 as commodity prices improved, combined with higher production taxes related to higher commodity prices.
Field service expense
increased $2.6 million, or 28.9% to $11.6 million for the year ended December 31, 2021 from $9.0 million for the year ended December 31, 2020. Field service expenses primarily consist of wages and vehicle operating expenses which have increased during 2021 related to increased utilization of our equipment services.
Depreciation, depletion, amortization and accretion on discounted liabilities decreased $1.9 million, or 6.7% to $26.3 million for the year ended December 31, 2021 from $28.2 million for the year ended December 31, 2020. The DD&A expense is primarily attributable to our properties in West Texas and Oklahoma, reflecting the declining cost basis of those properties.
General and administrative expense
decreased $4.6 million, or 30.7% to $10.4 million for the year ended December 31, 2021 from $15.0 million for the year ended December 31, 2020. This decrease in 2021 reflects cost reductions put in place during 2020 responding to sharply lower commodity prices, primarily reductions in staff and compensation.
Gain on sale and exchange of assets
of $1.5 million for the year ended December 31, 2021 and $15.8 million for the year ended December 31, 2020 consists principally of sales of deep rights in undeveloped acreage in West Texas and, in 2020, also included the sale of marginal wells in West Virginia.

Interest
expense increased $0.1 million, or 5.3% to $2.0 million for the year ended December 31, 2021 from $1.9 million for the year ended December 31, 2020. The average interest rate paid on outstanding bank borrowings under its revolving credit facility during 2021 and 2020 were
5.29% and 3.95%, respectively. As of December 31, 2021 and 2020, the total outstanding borrowings under its revolving credit facility were $36.0 million and $37.0 million, respectively.
Tax
expense of $2.5 million and tax benefit of $0.5 million were recorded for the years ended December 31, 2021 and 2020, respectively. The change in our income tax provision was primarily due to the increase in pre-tax
income for the year ended December 31, 2021.

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
or
15d-15,
as of December 31, 2021 the end of the period covered by this Report. Based upon that evaluation, these officers concluded that our disclosure controls and procedures were effective as of December 31, 2021.

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2021.
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
There have been no changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	OTHER INFORMATION.
None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information relating to the Company’s Directors, nominees for Directors and executive officers will be included in the Company’s definitive proxy statement relating the Company’s Annual Meeting of Stockholders to be held in June, 2022, and which is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION.
Information relating to executive compensation will be included in the Company’s definitive proxy statement relating to the Company’s Annual Meeting of Stockholders to be held in June, 2022, and which is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Information relating to security ownership of certain beneficial owners and management will be included in the Company’s definitive proxy statement relating to the Company’s Annual Meeting of Stockholders to be held in June, 2022, and which is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Information relating to certain transactions by Directors and executive officers of the Company will be included in the Company’s definitive proxy statement relating to the Company’s Annual Meeting of Stockholders to be held in June, 2022, and which is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Information relating to principal accountant fees and services will be included in the Company’s definitive proxy statement relating to the Company’s Annual Meeting of Stockholders to be held in June, 2022, and which is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
The following documents are filed as part of this Report:

1.	Financial statements (Index to Consolidated Financial Statements at page F-1 of this Report)

2.	Financial Statement Schedules (Index to Consolidated Financial Statements – Supplementary Information at page F-1 of this Report)

3.	Exhibits:

3.1	Certificate of Incorporation of PrimeEnergy Resources Corporation, as amended and restated of December 21, 2018, (filed as Exhibit 3.1 of PrimeEnergy Resources Corporation Form 8-K on December 27, 2018, and incorporated herein by reference).

3.2	Bylaws of PrimeEnergy Resources Corporation as amended and restated as of April 24, 2020 (filed as Exhibit 3.2 of PrimeEnergy Resources Corporation Form 8-K on April 27, 2020 and incorporated herein by reference).

10.18	Composite copy of Non-Statutory Option Agreements (Incorporated by reference to Exhibit 10.18 of PrimeEnergy Resources Corporation Form 10-K for the year ended December 31, 2004).

10.22.5.10	Third Amended and Restated Credit Agreement dated as of February 15, 2017 among PrimeEnergy Resources Corporation, as Borrower, Compass Bank, as Administrative Agent and Lender, Wells Fargo, National Association, as Document Agent, the Lenders Party Hereto (Compass Bank, Wells Fargo, National Association, Citibank, N.A.) and BBVA Compass Bank, as Letter of Credit Issuer and Sole Lead Arranger and Sole Bookrunner (Incorporated by reference to Exhibit 10.22.5.10 to PrimeEnergy Resources Corporation Form 10-K for the year ended December 31, 2016).

10.22.5.10.1	FIRST AMENDMENT TO THIRD AMENDED AND RESTATED CREDIT AGREEMENT dated as of December 22, 2017 among PRIMEENERGY CORPORATION, as Borrower, THE LENDERS PARTY HERETO, COMPASS BANK, as Administrative Agent, WELLS FARGO BANK, NATIONAL ASSOCIATION, as Documentation Agent, and BBVA COMPASS, as Sole Lead Arranger and Sole Book Runner, (Incorporated by reference to Exhibit 10.22.5.10.1 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2017).

10.22.5.10.2	SECOND AMENDMENT TO THIRD AMENDED AND RESTATED CREDIT AGREEMENT dated as of July 17, 2018 among PRIMEENERGY CORPORATION, as Borrower, THE LENDERS PARTY HERETO, COMPASS BANK, as Administrative Agent, WELLS FARGO BANK, NATIONAL ASSOCIATION, as Documentation Agent, and BBVA COMPASS, as Sole Lead Arranger and Sole Book Runner, (Incorporated by reference to Exhibit 10.22.5.10.2 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2018).

10.22.5.10.3	THIRD AMENDMENT TO THIRD AMENDED AND RESTATED CREDIT AGREEMENT dated as of December 27, 2018, among PRIMEENERGY RESOURCES CORPORATION, as Borrower, THE LENDERS PARTY HERETO, COMPASS BANK, as Administrative Agent, WELLS FARGO BANK, NATIONAL ASSOCIATION, as Documentation Agent, and BBVA COMPASS, as Sole Lead Arranger and Sole Book Runner (Incorporated by reference to Exhibit 10.22.5.10.3 to PrimeEnergy Resources Corporation Form 10-K for the year ended December 31, 2018).

Exhibit No.

10.22.5.10.4	FOURTH AMENDMENT TO THE THIRD AMENDED AND RESTATED CREDIT AGREEMENT dated as of May 8, 2020 among PRIMEENERGY RESOURCES CORPORATION, as Borrower, THE LENDERS PARTY HERETO, BBVA USA (f/k/a COMPASS BANK), as Administrative Agent, WELLS FARGO BANK, NATIONAL ASSOCIATION, as Documentation Agent, and BBVA USA, as Sole Lead Arranger and Sole Book Runner (Incorporated by reference to 10.22.5.4 to PrimeEnergy Resources Corporation Form 10-Q for the quarter ended September 30, 2020).

10.22.5.10.5	FIFTH AMENDMENT TO THIRD AMENDED AND RESTATED CREDIT AGREEMENT dated as of September 4, 2020, among PRIMEENERGY RESOURCES CORPORATION, as Borrower, THE LENDERS PARTY HERETO, BBVA USA (f/k/a COMPASS BANK,) as Administrative Agent, WELLS FARGO BANK, NATIONAL ASSOCIATION, as Documentation Agent, and BBVA USA, as Sole Lead Arranger and Sole Book Runner (Incorporated by reference to 10.22.5.5 to PrimeEnergy Resources Corporation Form 10-Q for the quarter ended September 30, 2020).

10.22.5.10.6	SIXTH AMENDMENT TO THIRD AMENDED AND RESTATED CREDIT AGREEMENT dated as of FEBRUARY 11, 2021, among PRIMEENERGY RESOURCES CORPORATION, as Borrower, THE GUARANTORS PARTY HERETO, THE LENDERS PARTY, HERETO, BBVA USA, as Administrative Agent and BBVA USA, as Sole Lead Arranger and Sole Book Runner (Incorporated by reference to Exhibit 10.22.5.10.6 to PrimeEnergy Resources Corporation Form 8-K dated February 16, 2021).

10.22.5.10.7	SEVENTH AMENDMENT TO THIRD AMENDED AND RESTATED CREDIT AGREEMENT dated as of December 20, 2021 among PRIMEENERGY RESOURCES CORPORATION, as Borrower, THE GUARANTORS PARTY HERETO, THE LENDERS PARTY HERETO, CITIBANK, N.A., as Administrative Agent, and CITIBANK, N.A., as Sole Lead Arranger and Sole Book Runner (filed herewith).

10.22.5.11	Amended, Restated and Consolidated Guaranty dated as of February 15, 2017, among PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, EOWS Midland Company and Prime Offshore L.L.C. in favor of Compass Bank, as Administrative Agent for the Lenders (Incorporated by reference to Exhibit 10.22.5.11 to PrimeEnergy Resources Corporation Form 10-K for the year ended December 31, 2016).

10.22.5.12	Amended, Restated and Consolidated Pledge and Security Agreement dated as of February 15, 2017, among PrimeEnergy Resources Corporation, PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, EOWS Midland Company and Prime Offshore L.L.C. and Compass Bank, as Administrative Agent for the Secured Parties (Incorporated by reference to Exhibit 10.22.5.12 to PrimeEnergy Resources Corporation Form 10-K for the year ended December 31, 2016).

10.22.5.13	Amended, Restated and Consolidated Deed of Trust, Mortgage, Security Agreement, Assignment of Production and Financing Statement Dated as of May 5, 2017 (Incorporated by reference to Exhibit 10.22.5.13 to PrimeEnergy Resources Corporation Form 10-Q for the quarter ended March 31, 2017).

Exhibit No.

10.22.5.13.1	THIS FIRST AMENDMENT TO AMENDED, RESTATED AND CONSOLIDATED DEED OF TRUST, MORTGAGE, SECURITY AGREEMENT, ASSIGNMENT OF PRODUCTION AND FINANCING STATEMENT (this “Amendment”) is made and entered into as of December 20, 2021, by PRIMEENERGY RESOURCES CORPORATION, a Delaware corporation, formerly known as PrimeEnergy Corporation (“Prime”) and PRIMEENERGY MANAGEMENT CORPORATION, a New York corporation (“PEMC,” and Prime and PEMC herein, individually and collectively, “Grantor”), and CITIBANK, N.A., as Administrative Agent for the benefit of the Secured Parties (in such capacity and together with its successors and assigns in such capacity, “Beneficiary”).

10.22.5.14	Deed of Trust, Mortgage, Security Agreement, Assignment of Production and Financing Statement Dated as of May 5, 2017 (Incorporated by reference to Exhibit 10.22.5.14 to PrimeEnergy Resources Corporation Form 10-Q for the quarter ended March 31, 2017).

10.22.5.14.1	FIRST AMENDMENT TO DEED OF TRUST, MORTGAGE, SECURITY AGREEMENT, ASSIGNMENT OF PRODUCTION AND FINANCING STATEMENT (this “Amendment”) is made and entered into as of December 20, 2021, by PRIMEENERGY RESOURCES CORPORATION, a Delaware corporation, formerly known as PrimeEnergy Corporation (“Prime”) and PRIMEENERGY MANAGEMENT CORPORATION, a New York corporation (“PEMC,” and Prime and PEMC herein, individually and collectively, “Grantor”), and CITIBANK, N.A., as Administrative Agent for the benefit of the Secured Parties (in such capacity and together with its successors and assigns in such capacity, “Beneficiary”)

10.22.5.14.2	THIS SECOND AMENDMENT TO AMENDED, RESTATED AND CONSOLIDATED MORTGAGE OF OIL AND GAS PROPERTY, SECURITY AGREEMENT, ASSIGNMENT OF PRODUCTION AND FINANCING STATEMENT (this “Amendment”) is made and entered into as of December 20, 2021, between PRIMEENERGY RESOURCES CORPORATION, a Delaware corporation, formerly known as PrimeEnergy Corporation (“Prime”) and PRIMEENERGY MANAGEMENT CORPORATION, a New York corporation (“PEMC,” and Prime and PEMC herein, individually and collectively, “Mortgagor”), and CITIBANK, N.A., as Administrative Agent for the benefit of the Secured Parties (in such capacity and together with its successors and assigns in such capacity, “Mortgagee”).

14	PrimeEnergy Resources Corporation Code of Business Conduct and Ethics, as amended December 16, 2011 (Incorporated by reference to Exhibit 14 of PrimeEnergy Resources Corporation Form 10-K for the year ended December 31, 2011).

21	Subsidiaries (filed herewith).

23	Consent of Ryder Scott Company, L.P. (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Summary Reserve Report dated March 3, 2022, of Ryder Scott Company, L.P. (filed herewith).

Exhibit No.

101.INS	Inline XBRL (eXtensible Business Reporting Language) Instance Document (filed herewith)

101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of April, 2022.

PrimeEnergy Resources Corporation

By:	/s/ Charles E. Drimal, Jr.
Charles E. Drimal, Jr.
Chairman, Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 12st, day of April 2022

/s/ Charles E. Drimal, Jr. Charles E. Drimal, Jr.	Chairman, Chief Executive Officer and President; The Principal Executive Officer

/s/ Beverly A. Cummings Beverly A. Cummings	Director, Executive Vice President and Treasurer; The Principal Financial Officer

/s/ Clint Hurt Clint Hurt	Director	/s/ Thomas S. T. Gimbel Thomas S. T. Gimbel	Director

/s/ H. Gifford Fong H. Gifford Fong	Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Financial Statements
Consolidated Balance Sheet – As of December 31, 2021 and 2020	F-5
Consolidated Statement of Operations – For the years ended December 31, 2021 and 2020	F-6
Consolidated Statement of Equity – For the years ended December 31, 2021 and 2020	F-7
Consolidated Statement of Cash Flows – For the years ended December 31, 2021 and 2020	F-8
Notes to Consolidated Financial Statements	F-9
Supplementary Information:
Capitalized Costs Relating to Oil and Gas Producing Activities, years ended December 31, 2021 and 2020	F-22
Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities, years ended December 31, 2021 and 2020	F-22
Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves, years ended December 31, 2021 and 2020	F-22
Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves, years ended December 31, 2021 and 2020	F-23
Reserve Quantity Information, years ended December 31, 2021 and 2020	F-24
Results of Operations from Oil and Gas Producing Activities, years ended December 31, 2021 and 2020	F-24
Notes to Supplementary Information	F-25

INDEPENDENT AUDITORS’ REPORT
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
PrimeEnergy Resources Corporation and Subsidiaries:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of PrimeEnergy Resources Corporation and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
At December 31, 2021, the carrying value of the Company’s property and equipment was $184.7 million, and depreciation, depletion and amortization (DD&A) expense was $26.3 million for the year then ended. As described in Note 1, the Company follows the “successful efforts” method of accounting for its oil and gas properties. Under the “successful efforts” method, costs of acquiring undeveloped oil and gas leasehold acreage, including lease bonuses, brokers’ fees and other related costs, are capitalized. Provisions for impairment of undeveloped oil and gas leases are based on periodic evaluations. Annual lease rentals and exploration expenses, including geological and geophysical expenses and exploratory dry hole costs, are charged against income as incurred. Costs of drilling and equipping productive wells, including development of dry holes and related production facilities, are capitalized. All other property and equipment are carried at cost. Depreciation and depletion of oil and gas production equipment and properties are determined under the unit-of-production method based on estimated proved developed recoverable oil and gas reserves. Depreciation of all other equipment is determined under the straight-line method using various rates based on useful lives generally ranging from 5 to 10 years. The cost of assets and related accumulated depreciation is removed from the accounts when such assets are disposed of, and any related gains or losses are reflected in current earnings.

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

Accounting for Asset Retirement Obligations
Description of the Matter
At December 31, 2021, the asset retirement obligation (ARO) balance totaled $14.3 million. As further described in Note 1, the Company’s ARO primarily represents the estimated present value of the amount the Company will incur to plug, abandon, and remediate producing properties at the end of their productive lives, in accordance with applicable state laws. The Company determined its asset retirement obligation by calculating the present value of estimated cash flows related to the liability. The asset retirement obligation is recorded as a liability at its estimated present value at its inception, with an offsetting increase to producing properties. Periodic accretion of discount of the estimated liability is recorded as an expense in the statement of operations.

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
April 21, 2022

PRIMEENERGY RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Thousands of dollars)

	As of December 31,
	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$10,347	$996
Accounts receivable, net	14,208	7,221
Prepaid obligations	733	590
Other current assets	40	104

Total Current Assets	25,328	8,911
Property and Equipment
Oil and gas properties at cost	539,484	520,488
Less: Accumulated depletion and depreciation	(359,742)	(335,390)

	179,742	185,098

Field and office equipment at cost	27,080	26,797
Less: Accumulated depreciation	(22,159)	(20,842)

	4,921	5,955

Total Property and Equipment, Net	184,663	191,053
Derivative asset long-term and other assets	923	520

Total Assets	$210,914	$200,484

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$7,282	$5,217
Accrued liabilities	7,821	6,787
Due to related parties	52	38
Current portion of long-term debt	—	487
Current portion of asset retirement and other long-term obligations	1,630	867
Derivative liability short-term	4,935	724

Total Current Liabilities	21,720	14,120
Long-Term Bank Debt	36,000	38,267
Asset Retirement Obligations	13,222	12,891
Derivative Liability Long-Term	650	44
Deferred Income Taxes	38,743	36,367
Other Long-Term Obligations	1,488	797

Total Liabilities	111,823	102,486
Commitments and Contingencies
Equity
Common stock, $.10 par value; 2021 and 2020: Authorized: 2,810,000 shares, outstanding 2021: 1,992,077 shares; outstanding 2020: 1,994,177 shares .	281	281
Paid-in capital	7,555	7,541
Retained earnings	128,902	126,804
Treasury stock, at cost; 2021: 817,923 shares; 2020: 815,823	(37,647)	(37,502)

Total Stockholders’ Equity – PrimeEnergy	99,091	97,124
Non-controlling interest	—	874

Total Equity	99,091	97,998

Total Liabilities and Equity	$210,914	$200,484

The accompanying Notes are an integral part of these Consolidated Financial Statements

F-
5

PRIMEENERGY RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Thousands of dollars, except per share amounts)

	For the Year Ended December 31,
	2021	2020
Revenues
Oil sales	$50,474	$27,865
Natural gas sales	11,432	4,202
Natural gas liquids sales	11,220	4,906
Realized gain (loss) on derivative instruments, net	(5,045)	6,173
Field service income	11,806	11,120
Administrative overhead fees	4,611	4,163
Unrealized (loss) on derivative instruments	(4,914)	(190)
Other income	29	182

Total Revenues	79,613	58,421
Costs and Expenses
Lease operating expense	27,804	23,028
Field service expense	11,580	9,006
Depreciation, depletion, amortization and accretion on discounted liabilities	26,325	28,176
General and administrative expense	10,426	15,027

Total Costs and Expenses	76,135	75,237
Gain on Sale and Exchange of Assets	1,478	15,836

Income (Loss) from Operations	4,956	(980)
Other Income and Expenses
Less: Interest expense	(2,007)	(1,902)
Add: Other income	—	2
Add: PPP Loan Forgiveness	1,693	—

Income (Loss) Before Provision for (Benefit from) Income Taxes	4,642	(2,880)
Provision (Benefit from) Income Taxes	2,516	(517)

Net Income (Loss)	2,126	(2,363)
Less: Net Income (Loss) Attributable to Non-Controlling Interest	28	(47)

Net Income (Loss) Attributable to PrimeEnergy	$2,098	$(2,316)

Basic Income (Loss) Per Common Share	$1.05	$(1.16)

Diluted Income (Loss) Per Common Share	$0.76	$(1.16)

The accompanying Notes are an integral part of these Consolidated Financial Statements

F-
6

PRIMEENERGY RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(Thousands of dollars, except share amounts)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity – PrimeEnergy	Non- Controlling Interest	Total Equity
Balance at December 31, 2019	1,998,978	$281	$7,505	$129,120	$(36,792)	$100,114	$3,249	$103,363
Purchase 4,801 shares of common stock	(4,801)	—	—	—	(710)	(710)	—	(710)
Net loss	—	—	—	(2,316)	—	(2,316)	(47)	(2,363)
Purchase of non-controlling interest	—	—	36	—	—	36	(58)	(22)
Distributions to non-controlling interest	—	—	—	—	—	—	(2,270)	(2,270)

Balance at December 31, 2020	1,994,177	$281	$7,541	$126,804	$(37,502)	$97,124	$874	$97,998
Purchase 2,100 shares of common stock	(2,100)	—	—	—	(145)	(145)	—	(145)
Net Income	—	—	—	2,098	—	2,098	28	2,126
Purchase of non-controlling interest	—	—	14	—	—	14	(58)	(44)
Distributions to non-controlling interest	—	—	—	—	—	—	(844)	(844)

Balance at December 31, 2021	1,992,077	$281	$7,555	$128,902	$(37,647)	$99,091	$—	$99,091

The accompanying Notes are an integral part of these Consolidated Financial Statements

F-
7

PRIMEENERGY RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of dollars)

	For the Year Ended December 31,
	2021	2020
Cash Flows from Operating Activities:
Net Income (Loss)	$2,126	$(2,363)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion on discounted liabilities	26,325	28,176
Gain on sale of properties	(1,478)	(15,836)
Unrealized loss (gain) on derivative instruments	4,914	190
PPP Loan forgiveness	(1.693)	—
Provision for deferred income taxes	2,376	443
Changes in assets and liabilities:
Accounts receivable	(6,987)	7,139
Due to related parties	14	38
Prepaid expenses and other assets	(79)	58
Accounts payable	2,065	(1,417)
Accrued liabilities	1,034	(49)

Net Cash Provided by Operating Activities	28,617	16,379

Cash Flows from Investing Activities:
Capital expenditures, including exploration expense	(20,726)	(10,523)
Proceeds from sale of properties and equipment	1,478	10,862

Net Cash (Used in) provided by Investing Activities	(19,248)	339

Cash Flows from Financing Activities:
Purchase of stock for treasury	(145)	(710)
Purchase of non-controlling interests	(676)	(742)
Increase in long-term bank debt and other long-term obligations	11,209	6,755
Repayment of long-term bank debt and other long-term obligations	(10,209)	(21,983)
Distribution to non-controlling interest	(197)	(57)

Net Cash (used in) Financing Activities	(18)	(16,737)

Net Increase (Decrease) in Cash and Cash Equivalents	9,351	(19)
Cash and Cash Equivalents at the Beginning of the Year	996	1,015

Cash and Cash Equivalents at the End of the Year	$10,347	$996

Supplemental Disclosures:
Income taxes paid during the year	$343	$1
Interest paid during the year	$1,957	$2,052
Non-Cash Disclosures:
Purchase of non-controlling interest	$14	$36
Distribution of non-controlling interest in liquidated partnerships	$647	$1,550
The accompanying Notes are an integral part of these Consolidated Financial Statements

F-
8

PRIMEENERGY RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Operations and Significant Accounting Policies
Nature of Operations:
PrimeEnergy Resources Corporation (“PERC”), a Delaware corporation, was organized in March 1973 and is engaged in the development, acquisition and production of oil and natural gas properties. PrimeEnergy Resources Corporation and its subsidiaries are herein referred to as the “Company.” The Company owns leasehold, mineral and royalty interests in producing and non-producing
oil and gas properties across the United States, primarily in Oklahoma, and Texas. The Company operates approximately 710 active wells and owns non-operating
interests and royalties in approximately 822

additional wells. Additionally, the Company provides well-servicing support operations, site-preparation and construction services for oil and gas drilling and reworking operations, both in connection with the Company’s activities and providing contract services for third parties. The Company is publicly traded on the NASDAQ under the symbol “PNRG.” PERC owns Eastern Oil Well Service Company (“EOWSC”) and EOWS Midland Company (“EMID”) which perform oil and gas field servicing. PERC also owns Prime Operating Company (“POC”), which serves as operator for most of the producing oil and gas properties owned by the Company and affiliated entities. The markets for the Company’s products are highly competitive, as oil and gas are commodity products and prices depend upon numerous factors beyond the control of the Company, such as economic, political and regulatory developments and competition from alternative energy sources.
Effects of Coronavirus on Business:
The
COVID-19
pandemic resulted in a severe worldwide economic downturn, significantly disrupting the demand for oil, throughout the world, and created significant volatility, uncertainty and turmoil in the oil and gas industry. The decrease in demand for oil combined with pressures on the global supply-demand balance for oil and related products, resulted in oil prices declining significantly beginning in late February 2020. Since mid-2020,
oil prices improved, with demand steadily increasing despite the uncertainties surrounding the
COVID-19
variants, which have continued to inhibit a full global demand recovery. In addition, worldwide oil inventories are, from a historical perspective, very low and supply increases from OPEC, Russia and other oil producing nations are not expected to be sufficient to meet forecasted oil demand growth in 2022 and 2023, with many OPEC countries not able to produce at their OPEC agreed upon quota levels due to their lack of capital investments over the past few years in developing incremental oil supplies. Global oil price levels will ultimately depend on various factors and consequences beyond the Company’s control, such as (i) the effectiveness of responses to combat the
COVID-19
virus and their impact on domestic and worldwide demand, (ii) the ability of OPEC, Russia and other oil producing nations to manage the global oil supply, (iii) the timing and supply impact of any Iranian sanction relief on Iran’s ability to export oil, (iv) additional actions by businesses and governments in response to the pandemic, (v) the global supply chain constraints associated with manufacturing delays, and (vi) political stability of oil consuming countries. The Company continues to assess the impact of the
COVID-19
pandemic on the Company and may modify its response as the impact of
COVID-19
continues to evolve.
Effects of the Russian invasion of Ukraine:
The invasion of Ukraine by Russian forces at the end of February 2022 has created increased volatility in both natural gas and oil markets, resulting in increased prices and supply demands. Changes in these markets will ultimately depend on various factors and consequences beyond the Company’s control. The Company continues to assess the impact of these changes on the Company and may modify its response as these changes continue to evolve.

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
Income Taxes:
The Company follows the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recorded for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the tax rate in effect for the year in which those temporary differences are expected to turn around. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the year of the enacted rate change. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that the related tax benefits will not be realized. As of December 31, 2021, and 2020,
The Compan
y
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
Pronouncements Issued But Not Yet Adopted:
In June 2016, the FASB issued ASU
2016-13,
Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard’s main goal is to improve financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets in scope. This guidance is effective for Smaller Reporting Companies for fiscal years beginning after December 15,
2022
, including interim periods within those fiscal periods. The adoption and implementation of this ASU will not have a material impact on the Company’s financial statements.
2. Acquisitions and Dispositions
Historically, the
Company has repurchased the
non-controlling
interests of the partners and trust unit holders in certain of the Partnerships, w hich
consist primarily of oil and gas interests. The Company purchased such non-controlling
interests in an amount totaling $44,000 in 2021 and $22,000 in 2020. Such purchases resulted in the non-cash
acquisition of
non-controlling
equity interests of $14,000 and $36,000 respectively.
During 2021 and 2020 the Company liquidated partnerships for total cash payments of $632,000 and $720,000 respectively, resulting in the non-cash
distribution of
non-controlling
interest of $647,000 and $1,550 million, respectively
. Effective December 31, 2021, all managed partnerships and trusts have been liquidated.
During 2020 the Company acquired 232 net acres, along with 15% to 16.6% working interest ownership in 53 oil and gas wells and one commercial salt water disposal well operated by the Company, all located in Reagan County, Texas, for $343,000. In addition, we acquired 9.36 net acre in Upton County, Texas at a cost of $5,100.
During 2021 the Company acquired 5.9 net acres, located in Midland county, Texas, for approximately
$29,500
and sold or farmed out interests in certain
non-core
undeveloped and developed oil and natural gas properties in Oklahoma. In Texas, the Company divested approximately 116 net mineral acres (NMA) located in Martin County, Texas for proceeds of
$1.45
 million.
In the first quarter of 2022, the Company has sold 1809 net leasehold acres in Reagan and Midland Counties, Texas through two separate transactions receiving gross proceeds of $14.1 million.
3. Additional Balance Sheet Information
Accounts receivable at December 31, 2021 and 2020 consisted of the following:

	December 31,
(Thousands of dollars)	2021	2020
Joint interest billings	$1,902	$2,475
Trade receivables	1,429	1,073
Oil and gas sales	11,154	3,469
Other	94	802

	14,579	7,819
Less: Allowance for doubtful accounts	(371)	(598)

Total	$14,208	$7,221

Accounts payable at December 31, 2021 and 2020 consisted of the following:

	December 31,
(Thousands of dollars)	2021	2020
Trade	$2,390	$876
Royalty and other owners	2,802	3,569
Partner advances	1,209	193
Other	881	579

Total	$7,282	$5,217

Accrued liabilities at December 31, 2021 and
2020
consisted of the following:

	December 31,
(Thousands of dollars)	2021	2020
Compensation and related expenses	$3,919	$3,331
Property costs	2,901	2,056
Taxes	893	1,016
Other	108	384

Total	$7,821	$6,787

4. Long-Term
Deb
t
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

On December 20, 2021 the company entered into a Seventh Amendment to the 2017 Credit Agreement. At this time
,
Citibank N.A agreed to accept appointment as successor administrative agent from PNC Bank which was the successor to BBVA USA effective October 12, 2021. Under this amendment the Company’s borrowing base is $50 million. Borrowings under the 2017
.
Credit Agreement will bear interest at alternate base rate(ABR) plus an applicable margin ranging from 2.00% to 3.00% or at the Company’s option, at SOFR rate plus an applicable margin ranging from 3.00% to 4.00%. SOFR means a rate equal to the secured overnight financing rate as administered by the SOFR Administrator, in this case the Federal Reserve Bank of New York The 2017 Credit Agreement maturity date remains at February 11, 2023. The Company’s borrowings under this credit facility approximates fair value because the interest rates are variable and reflective of market rates.
On December 31, 2021, the Company had a total of $36 million of borrowings outstanding under its revolving credit facility at a weighted-average interest rate of 5.38% and $14 million was available for future borrowings. The combined weighted average interest rate paid on outstanding bank borrowings subject to ABR base rate and SOFR interest was 5.29% for the year ended December 31, 2021 as compared to 3.95% for the year ended December
31, 2020.

On March 31, 2022, the outstanding borrowings under the Company’s revolving credit facility were $9,000,000.
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
coverage period and
has
submit
ted
its application for forgiveness in accordance with the terms of the CARES Act and related guidance. In the event the PPP Loan or any portion thereof is forgiven, the amount forgiven is applied to the outstanding principal and accrued interest.
The PPP loans have been approved for forgiveness by the Small Business Administration ( SBA) in conjunction with our lender PNC Bank. The effective date of February
18
,
2022
for Eastern Oil Well Service Company in the amount of $

thousand in

principal and interest paid to our lender PNC Bank. The effective date of March 16, 2022 for Prime Operating Company in the amount of $1.2 million in principal and interest to our lender PNC Bank. Effective December 31, 2021
,
PPP debt and any accrued interest were reclassed from the consolidated balance sheet and recorded in other income on the consolidated statement of operations.
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

Operating lease
costs for the year ended December 31, 2021 was $577 thousand. Cash payments included in the operating lease cost for year ended December 31, 2021 was $599 thousand. The weighted-average remaining operating lease terms is 15 months.
The Company amended certain leases for office space in Texas providing for payments of $599,000 in 2021, $601,000 in 2022 and $150,000 in 2023.
Rent expense for office space the year
s
ended December 31, 2021 and 2020 was $653,000 and $663,000, respectively.

The payment schedule for the Company’s operating lease obligations as of December 31, 2021 is as follows:

(Thousands of dollars)	Operating Leases
2022	$601
2023	150

Total undiscounted lease payments	$751
Less: Amount associated with discounting	(59)

Net operating lease liabilities	$692

Asset Retirement Obligation:
A reconciliation of the liability for plugging and abandonment costs for the years ended December 31, 2021 and 2020 is as follows:

	Year Ended December 31,
(Thousands of dollars)	2021	2020
Asset retirement obligation at beginning of period	$13,660	$21,118
Liabilities incurred	724	4
Liabilities settled	(1,047)	(1,286)
Liabilities divested	(52)	(5,731)
Accretion expense	642	856
Revisions in estimated liabilities	368	(1,301)

Asset retirement obligation at end of period	$14,295	$13,660

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
7. Stock Options and Other Compensation
In May 1989,
non-statutory
stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. At December 31, 2021 and 2020, options on 767,500 shares were outstanding and exercisable at prices ranging from $1.00 to $1.25. According to their terms, the options have no expiration date.

8. Income Taxes
The components of the provision (benefit) for income taxes for the years ended December 31, 2021 and 2020 are as follows:

	Year Ended December 31,
(Thousands of dollars)	2021	2020
Current:
Federal	$81	$950
State	59	80

Total current	140	1,030
Deferred:
Federal	1,802	(1,491)
State	574	(56)

Total deferred	2,376	(1,547)

Total income tax provision	$2,516	$(517)

	At December 31,
(Thousands of dollars)	2021	2020
Deferred Tax Assets:
Accrued liabilities	$80	$(584)
Allowance for doubtful accounts	85	136
Derivative Contracts	1,272	153
State Net operating loss carry-forwards	470	760

Total deferred tax assets	1,907	465
Deferred Tax Liabilities:
Partnership basis difference	(98)	544
Depletion and depreciation	40,748	36,288

Total deferred tax liabilities	40,650	36,832

Net deferred tax liabilities	$38,743	$36,367

The total provision (benefit) for income taxes for the years ended December 31, 2021 and 2020 varies from the federal statutory tax rate as a result of the following:

	Year Ended December 31,
(Thousands of dollars)	2021	2020
Expected tax expense	$975	$(595)
Net changes in deferred assets and liabilities	2,376	(1,547)
Permanent differences	(677)	521
State income tax, net of federal benefit	47	63
Provision to return adjustment	744	1,547
Tax Credits	(948)	(502)
Other, net	(1)	(4)

Total income tax provision (benefit)	$2,516	$(517)

Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes.
On December 22, 2017, the U.S. enacted into legislation the Tax Cuts and Jobs Act (2017 Tax Act). Under the 2017 Tax Act, the company may use alternative minimum tax (AMT) credits to fully offset any regular tax

l
iability. In addition, a portion of the AMT credit which exceeds the regular tax liability is refundable in future years. The refundable portion was 50% of any excess credit in the years 2019 through 2020 and 100% in 2021. The Company expected to receive a refund of $1.720 million in 2020 based on refundable credits claimed on the 2019 return, and additional $1.720 million refunds of previously paid taxes on its tax returns for the years 2020 and 2021. On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss carryback periods, AMT credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. Under the CARES Act the refundable portion of AMT credits was increased to 100% therefore the Company received a full refund of such credits in 2020.
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
The Company has not recorded any provision for uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The 2004, 2005, 2006, 2009 and 2017 federal income tax returns have been audited by the Internal Revenue Service. Returns for unexamined earlier years may be examined and adjustments made to the amount of percentage depletion and AMT credit carryforwards flowing from those years into an open tax year, although in general no assessment of income tax may be made for those years on which the statute has closed. State returns for the years 201
9
through 202
1
remain open for examination by the relevant taxing authorities
9. Segment Information and Major Customers
The Company operates in one industry – oil and gas exploration, development, operation and servicing. The Company’s oil and gas activities are entirely in the United States. The Company sells its oil and natural gas and liquids production to a number of direct purchasers under direct contracts or through other operators under joint operating agreements. Listed below are the purchasers of the Company’s production which represented more than 10
% of the Company’s sales in the year 2021.

Oil:
Apache Corporation	48%
Plains All American Inc.	18%
Natural gas and liquids:
Apache Corporation	52%
Targa Pipeline Mid-Continent West Tex, LLC	19%
Although there are no long-term oil and gas purchasing agreements with these purchasers, the Company believes that they will continue to purchase its oil and gas products and, if not, could be replaced by other purchasers.

10. Financial Instruments
Fair Value Measurements:
Authoritative guidance on fair value measurements defines fair value, establishes a framework for measuring fair value and stipulates the related disclosure requirements. The Company follows a three-level hierarchy, prioritizing and defining the types of inputs used to measure fair value. The fair values of the Company’s interest rate swaps, natural gas and crude oil price collars and swaps are designated as Level 3. The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2021 and December 31, 2020:

December 31, 2021	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2021
(Thousands of dollars)
Assets
Commodity derivative contracts	$—	$—	$—	$—

Total assets	$—	$—	$—	$—

Liabilities
Commodity derivative contracts	$—	$—	$(5,585)	$(5,585)

Total liabilities	$—	$—	$(5,585)	$(5,585)

December 31, 2020	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2020
(Thousands of dollars)
Assets
Commodity derivative contracts	$—	$—	$97	$97

Total assets	$—	$—	$97	$97

Liabilities
Commodity derivative contract	$—	$—	$(768)	$(768)

To tal liabilities	$—	$—	$(768)	$(768)

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

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the year ended December 2021.

(Thousands of dollars)
Net Liabilities – December 31, 2020	$(671)
Total realized and unrealized gains (losses):
Included in earnings (a)	(9,959)
Purchases, sales, issuances and settlements	5,045

Net Liabilities — December 31, 2021	$(5,585)

(a)	Derivative instruments are reported in revenues as realized gain/loss and on a separately reported line item captioned unrealized gain/loss on derivative instruments.
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
The following table sets forth the effect of derivative instruments on the consolidated balance sheets at December 31, 2021 and 2020:

		Fair Value
(Thousands of dollars)	Balance Sheet Location	December 31, 2021	December 31, 2020
Asset Derivatives:
Derivatives not designated as cash-flow hedging instruments:
Natural gas commodity contracts	Derivative asset long-term and other assets	$—	$97

Total		$—	$97

Liability Derivatives:
Derivatives not designated as cash-flow hedging instruments:
Crude oil commodity contracts	Derivative liability short-term	$(3,992)	$(428)
Natural gas commodity contracts	Derivative liability short-term	(943)	(296)
Crude oil commodity contracts	Derivative liability long-term	(490)	—
Natural gas commodity contracts	Derivative liability long-term	(160)	(44)

Total		$(5,585)	$(768)

Total derivative instruments		$(5,585)	$(671)

The following table sets forth the effect of derivative instruments on the consolidated statements of operations for the years ended December 31, 2021 and 2020:

(Thousands of dollars)	Location of gain/loss recognized in income	Amount of gain/loss recognized in income
		2021	2020
Derivatives not designated as cash-flow hedge instruments:
Natural gas commodity contracts	Unrealized (loss) gain on derivative instruments, net	(859)	(351)
Crude oil commodity contracts	Unrealized (loss) gain on derivative instruments, net	(4,055)	161
Natural gas commodity contracts	Realized (loss) on derivative instruments, net	(1,833)	476
Crude oil commodity contracts	Realized (loss) gain on derivative instruments, net	(3,212)	5,697

		$(9,959)	$5,983

11. Related Party Transactions
The Company, as managing general partner or managing trustee, makes an annual offer to repurchase the interests of the partners and trust unit holders in certain of the Partnerships or Trusts. The Company purchased such interests in an amount totaling $676,000 during 2021 and $742,000 during 2020.
Payables owed to related parties primarily represent receipts collected by the Company as agent for the joint venture partners, which may include members of the Company’s Board of Directors, during a specific reporting year, for oil and gas sales net of expenses.
12. Salary Deferral Plan
The Company maintains a salary deferral plan (the “Plan”) in accordance with Internal Revenue Code Section 401(k), as amended. The Plan provides for matching contributions, of which $
304,955
and $
341,000
were made in 2021 and 2020, respectively
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

	Year Ended December 31,
	2021			2020
	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount
Basic	$2,098	1,992,077	$1.05	$(2,316)	1,994,425	$(1.16)

Effect of dilutive securities:
Options (a)	—	752,085			—

Diluted	$2,098	2,744,162	$0.76	$(2,316)	1,994,425	$(1.16)

(a)	The effect of the 767,000 outstanding stock options is antidilutive for the year ended December 31, 202 0 , due to net loss for this period.

F-
21

PRIMEENERGY RESOURCES CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION

CAPITALIZED COSTS RELATING TO
OIL AND GAS PRODUCING ACTIVITIES
(Unaudited)

	As of December 31,
(Thousands of dollars)	2021	2020
Proved Developed oil and gas properties	$539,484	$520,488
Proved Undeveloped oil and gas properties	—	—

Total Capitalized Costs	539,484	520,488
Accumulated depreciation, depletion and valuation allowance	(359,742)	(335,390)

Net Capitalized Costs	$179,742	$185,098

COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION,
EXPLORATION AND DEVELOPMENT ACTIVITIES
(Unaudited) cash flow sched

	Year Ended December 31,
(Thousands of dollars)	2021	2020
Development Costs	$18,678	$9,339

STANDARDIZED MEASURE OF DISCOUNTED FUTURE
NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES
(Unaudited)

	As of December 31,
(Thousands of dollars)	2021	2020
Future cash inflows	$501,431	$221,090
Future production costs	(207,697)	(100,691)
Future development costs	(18,507)	(39,167)
Future income tax expenses	(57,798)	(15,135)

Future Net Cash Flows	217,429	66,097
10% annual discount for estimated timing of cash flows	(81,623)	(24,479)

Standardized Measure of Discounted Future Net Cash Flows	$135,806	$41,619

See accompanying Notes to Supplementary Information

STANDARDIZED MEASURE OF DISCOUNTED FUTURE
NET CASH FLOWS AND CHANGES THEREIN
RELATING TO PROVED OIL AND GAS RESERVES
(Unaudited)
The following are the principal sources of change in the standardized measure of discounted future net cash flows during 2021 and 2020:

	Year Ended December 31,
(Thousands of dollars)	2021	2020
Sales of oil and gas produced, net of production costs	$(45,322)	$(13,945)
Net changes in prices and production costs	143,750	(16,578)
Extensions, discoveries and improved recovery	6,440	314
Revisions of previous quantity estimates	18,991	(36,919)
Net change in development costs	(12,904)	20,724
Reserves sold	(136)	(874)
Reserves purchased	—	218
Accretion of discount	4,162	8,161
Net change in income taxes	(21,180)	5,386
Changes in production rates (timing) and other	386	(6,480)

Net change	94,187	(39,993)
Standardized measure of discounted future net cash flow:
Beginning of year	41,619	81,612

End of year	$135,806	$41,619

See accompanying Notes to Supplementary Information

PRIMEENERGY RESOURCES CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION

RESERVE QUANTITY INFORMATION
Years Ended December 31, 2021 and 2020
(Unaudited)

	As of December 31,
	2021			2020
	Oil (MBbls)	NGL’s (MBbls)	Gas (MMcf)	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf)
Proved Developed Reserves:
Beginning of year	2,684	2,258	13,633	4,381	2,914	19,995
Extensions, discoveries and improved recovery	69	1	628	11	7	36
Revisions of previous estimates	133	(29)	5,312	(995)	(239)	(1,721)
Converted from undeveloped reserves	1,747	231	1,067	25	5	66
Reserves sold	15	5	26	(29)	0	(1,400)
Reserve purchased	—	—	—	24	8	38
Production	738	416	3,236	(733)	(437)	(3,381)

End of year	5,386	2,882	23,902	2,684	2,258	13,633

Proved Undeveloped Reserves:
Beginning of year	1,784	787	3,897	1,833	1,017	4,547
Extensions, discoveries and improved recovery	(61)	(557)	(2,726)	—	—	—
Revisions of previous estimates	31	4	386	(24)	(224	(584)
Converted to developed reserves	(1,747)	(231)	(1,067)	(25)	(5)	(66)

Reserves Sold	(7)	(4)	(489)	—	—	—
End of year	—	—	—	1,784	787	3,897

Total Proved Reserves at the End of the Year	5,386	2,882	23,902	4,468	3,045	17,530

RESULTS OF OPERATIONS FROM OIL AND GAS PRODUCING ACTIVITIES
Years Ended December 31, 2021 and 2020
(Unaudited)

	Year Ended December 31,
(Thousands of dollars)	2021	2020
Revenue:
Oil and gas sales	$73,126	$36,973
Costs and Expenses:
Lease operating expenses	27,804	23,028
Depreciation, depletion and accretion	26,325	25,921
Income tax expense	3,989	(2,515)

Total Costs and Expenses	58,118	46,434

Results of Operations from Producing Activities (excluding corporate overhead and interest costs)	$15,008	$(9,461)

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
Future income tax expenses are calculated by applying the U.S. tax rate to future pre-tax
cash inflows relating to proved oil and gas reserves, less the tax basis of properties involved. Future income tax expenses give effect to permanent differences and tax credits and allowances relating to the proved oil and gas reserves.

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

5. Changes in Reserves
The 2021 and 2020 extensions and discoveries reflect the drilling activity in the Company’s West Texas and
Mid-Continent
areas. The Company is employing technologies to establish proved reserves that have been demonstrated to provide consistent results capable of repetition. The technologies and economic data being used in the estimation of its proved reserves include, but are not limited to, electrical logs, radioactivity logs, geologic maps, production data and well test data. The estimated reserves of wells with sufficient production history are estimated using appropriate decline curves. Estimated reserves of producing wells with limited production history and for undeveloped locations are estimated using performance data from analogous wells in the area. These wells are considered analogous based on production performance from the same formation and with similar completion techniques. Future development plans are reflective of the current commodity prices and have been established based on an expectation of available cash flows from operations and availability under our revolving credit facility.