Form 10-Q
period 2022-03-31
PRIMEENERGY RESOURCES CORP
filed 2022-05-20
CIK 56868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period
Ended March 31, 2022
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
of the Exchange Act).    Yes   ☐
N
o
☒
The number of shares outstanding of each class of the Registrant’s Common Stock as of May 20, 2022 was: Common Stock, $0.10 par value 1,975,000 shares.

PrimeEnergy Resources Corporation
Index to Form
10-Q
March 31, 2022

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
PRIMEENERGY RESOURCES CORPORATION
C
ONDENSED
C
ONSOLIDATED
B
ALANCE
S
HEETS
–
Unaudited
(Thousands of dollars)

	March 31, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$4,076	$10,347
Accounts receivable, net	20,679	14,208
Prepaid obligations	168	733
Derivative asset	36	—
Other current assets	40	40

Total Current Assets	24,999	25,328
Property and Equipment
Oil and gas properties at cost	541,264	539,484
Less: Accumulated depletion and depreciation	(366,371)	(359,742)

	174,893	179,742

Field and office equipment at cost	27,351	27,080
Less: Accumulated depreciation	(22,538)	(22,159)

	4,813	4,921

Total Property and Equipment, Net	179,706	184,663
Derivative asset long-term and other assets	782	923

Total Assets	$205,487	$210,914

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$9,096	$7,282
Accrued liabilities	6,709	7,821
Due to related parties	—	52
Current portion of asset retirement and other long-term obligations	1,623	1,630
Derivative liability short-term	12,761	4,935

Total Current Liabilities	30,189	21,720
Long-Term Bank Debt	9,000	36,000
Asset Retirement Obligations	12,894	13,222
Derivative Liability Long-Term	—	650
Deferred Income Taxes	41,886	38,743
Other Long-Term Obligations	2,118	1,488

Total Liabilities	96,087	111,823
Commitments and Contingencies
Equity
Common stock, $.10 par value; 2022 and 2021: Authorized: 2,810,000 shares, outstanding 2022: 1,980,889; outstanding 2021: 1,992,077	281	281
Paid-in capital	7,555	7,555
Retained earnings	140,044	128,902
Treasury stock, at cost; 2022: 829,111 shares; 2021: 817,923	(38,480)	(37,647)

Total Equity	109,400	99,091

Total Liabilities and Equity	$205,487	$210,914

PRIMEENERGY RESOURCES CORPORATION
C
ONDENSED
C
ONSOLIDATED
S
TATEMENTS
OF
O
PERATIONS
–
Unaudited
Three Months Ended March 31, 2022 and 2021
(Thousands of dollars, except per share amounts)

	2022	2021
Revenues
Oil sales	$26,305	$9,270
Natural gas sales	3,746	1,658
Natural gas liquids sales	3,851	1,745
Realized (loss) on derivative instruments, net	(3,819)	(212)
Field service income	3,240	1,425
Unrealized (loss) on derivative instruments, net	(7,139)	(911)
Other income	29	29

Total Revenues	26,213	13,004
Costs and Expenses
Lease operating expense	8,721	4,467
Field service expense	3,000	1,418
Depreciation, depletion, amortization and accretion on discounted liabilities	7,178	6,497
General and administrative expense	6,672	2,016

Total Costs and Expenses	25,571	14,398
Gain on Sale and Exchange of Assets	13,991	—

Income (Loss) from Operations	14,633	(1,394)
Other Income (Expense)
Interest Expense	(349)	(523)

Income (Loss) Before Provision for (Benefit from) Income Taxes	14,284	(1,917)
Provision for (Benefit from) Income Taxes	3,142	(460)

Net Income (Loss)	11,142	(1,457)
Less: Net (Loss) Attributable to Non-Controlling Interests	—	(2)

Net Income (Loss) Attributable to PrimeEnergy Resources	$11,142	$(1,455)

Basic Income (Loss) Per Common Share	$5.62	$(0.73)

Diluted Income (Loss) Per Common Share	$4.07	$(0.73)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION
C
ONDENSED
C
ONSOLIDATED
S
TATEMENT
OF
E
QUITY
–
Unaudited
Three Months Ended March 31, 2022 and 2021
(Thousands of dollars)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity – PrimeEnergy	Non- Controlling Interest	Total Equity
Balance at December 31, 2021	1,992,077	$281	$7,555	$128,902	$(37,647)	$99,091	$—	$99,091
Purchase 11,188 shares of common stock	(11,188)	$—	$—	$—	$(833)	$(833)	$—	$(833)
Net Income	—	—	—	11,142	—	11,142	—	11,142

Balance at March 31, 2022	1,980,889	$281	$7,555	$140,044	$(38,480)	$109,400	$—	$109,400

Balance at December 31, 2020	1,994,177	$281	$7,541	$126,804	$(37,502)	$97,124	$874	$97,998
Net (Loss)	—	—	—	(1,455)	—	(1,455)	(2)	(1,457)

Balance at March 31, 2021	1,994,177	$281	$7,541	$125,349	$(37,502)	$95,669	$872	$96,541

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION
C
ONDENSED
C
ONSOLIDATED
S
TATEMENTS
OF
C
ASH
F
LOWS
–
Unaudited
Three Months Ended March 31, 2022 and 2021
(Thousands of dollars)

	2022	2021
Cash Flows from Operating Activities:
Net Income (Loss)	$11,142	$(1,457)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion on discounted liabilities	7,178	6,497
Gain on sale and exchange of assets	(13,991)	—
Unrealized loss on derivative instruments, net	7,139	911
Deferred income taxes	3,143	(460)
Changes in assets and liabilities:
Accounts receivable	(6,471)	(156)
Due to related parties	(52)	—
Prepaids and other assets	565	(872)
Accounts payable	1,814	(231)
Accrued liabilities	(1,112)	500

Net Cash provided by Operating Activities	9,355	4,732

Cash Flows from Investing Activities:
Capital expenditures, including exploration expense	(1,784)	(660)
Proceeds from sale of properties and equipment	13,991	—

Net Cash Provided by (Used in) Investing Activities	12,207	(660)

Cash Flows from Financing Activities:
Purchase of stock for treasury	(833)	—
Proceeds from long-term bank debt	—	3,000
Repayment of long-term bank debt	(27,000)	(4,050)

Net Cash (Used in) Financing Activities	(27,833)	(1,050)

Net (Decrease) Increase in Cash and Cash Equivalents	(6,271)	3,022
Cash and Cash Equivalents at the Beginning of the Period	10,347	996

Cash and Cash Equivalents at the End of the Period	$4,076	$4,018

Supplemental Disclosures:
Income taxes paid	$—	$—
Interest paid	$240	$355
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION
N
OTES
TO
C
ONDENSED
C
ONSOLIDATED
F
INANCIAL
S
TATEMENTS
March 31, 2022
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
for the year ended December 31, 2021. In the opinion of management, the accompanying interim condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, the condensed consolidated results of operations, cash flows and equity for the three months ended March 31, 2022 and 2021.
As of March 31, 2022, PrimeEnergy’s significant accounting policies are consistent with those discussed in Note 1—Description of Operations and Significant Accounting Policies of its consolidated financial statements contained in PrimeEnergy’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2021. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation. The results for interim periods are not necessarily indicative of annual results. For purposes of disclosure in the condensed consolidated financial statements, subsequent events have been evaluated through the date the statements were issued.
(2) Acquisitions and Dispositions
In the first quarter of 2022, the Company sold 1,809 net leasehold acres in Reagan and Midland Counties, Texas through two separate transactions receiving gross proceeds of $14.0 million.
(3) Additional Balance Sheet Information:
Certain balance sheet amounts are comprised of the following:

(Thousands of dollars)	March 31, 2022	December 31, 2021
Accounts Receivable:
Joint interest billing	$3,025	$1,902
Trade receivables	1,768	1,429
Oil and gas sales	16,152	11,154
Other	105	94

	21,050	14,579
Less: Allowance for doubtful accounts	(371)	(371)

Total	$20,679	$14,208

Accounts Payable:
Trade	$3,983	$2,390
Royalty and other owners	3,290	2,802
Partner advances	1,063	1,209
Other	760	881

Total	$9,096	$7,282

Accrued Liabilities:
Compensation and related expenses	$3,865	$3,919
Property costs	1,731	2,901
Taxes	813	893
Other	300	108

Total	$6,709	$7,821

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
On December 20, 2021 the company entered into a Seventh Amendment to the 2017 Credit Agreement and Citibank N.A was appointed as successor administrative agent replacing PNC Bank. Under this amendment the Company’s borrowing base is $50 million. Borrowings under the 2017 Credit Agreement will bear interest at alternate base rate (ABR) plus an applicable margin ranging from 2.00% to 3.00% or at the Company’s option, at a rate equal to the secured overnight financing rate (SOFR rate) as administered by the SOFR Administrator, in this case the Federal Reserve Bank of New York, plus an applicable margin ranging from 3.00% to 4.00%. The 2017 Credit Agreement matures February 11, 2023. The current borrowing base review and maturity extension is schedule for June 2022. The Company’s borrowings under this credit facility approximates fair value because the interest rates are variable and reflective of market rates.
On March 31, 2022, the Company had a total of $9 million of borrowings outstanding under its revolving credit facility at a weighted-average interest rate of 6.74% and $41 million was available for future borrowings. The combined weighted average interest rate paid on outstanding bank borrowings subject to ABR base rate and SOFR interest was 6.30% for the quarter ended March 31, 2022 as compared to 5.27% for the quarter ended March 31, 2021.
On May 20, 2022, there were no outstanding borrowings under the Company’s revolving credit facility.
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
Operating lease costs for the quarter ended March 31, 2022 were $142 thousand. Cash payments included in the operating lease cost for the quarter ended March 31, 2022 were $150 thousand. The weighted-average remaining operating lease terms are 12 months.
The Company amended certain leases for office space in Texas providing for payments of $451,000 in 2022 and $150,000 in 2023.
Rent expense for office space the quarter ended March 31, 2022 and 2021 was $177,000 and $163,000
, respectively.

The payment schedule for the Company’s operating lease obligations as of March 31, 2022 is as follows:

(Thousands of dollars)	Operating Leases
2022	$451
2023	150

Total undiscounted lease payments	$601
Less: Amount associated with discounting	(51)

Net operating lease liabilities	$550

Asset Retirement Obligation:
A reconciliation of the liability for plugging and abandonment costs for the three months ended March 31, 2022 is as follows:

(Thousands of dollars)	March 31, 2022
Asset retirement obligation at December 31, 2021	$14,295
Liabilities incurred	—
Liabilities settled	(498)
Accretion expense	170

Asset retirement obligation at March 31, 2022	$13,967

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
(7) Stock Options and Other Compensation:
In May 1989,
non-statutory
stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. At March 31, 2022 and 2021, remaining options held by two key executive officers on 767,500 shares were outstanding and exercisable at prices ranging from $1.00 to $1.25. According to their terms, the options have no expiration date.
(8) Related Party Transactions:
Payables owed to related parties primarily represent receipts collected by the Company as agent for the joint venture partners, which may include members of the Company’s Board of Directors, for oil and gas sales net of expenses.

(9) Financial Instruments
Fair Value Measurements:
Authoritative guidance on fair value measurements defines fair value, establishes a framework for measuring fair value and stipulates the related disclosure requirements. The Company follows a three-level hierarchy, prioritizing and defining the types of inputs used to measure fair value. The fair values of the Company’s interest rate swaps, natural gas and crude oil price collars and swaps are designated as Level 3. The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021:

March 31, 2022	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2022
(Thousands of dollars)
Assets
Commodity derivative contracts	$—	$—	$36	$36

Total assets	$—	$—	$36	$36

Liabilities
Commodity derivative contracts	$—	$—	$(12,761)	$(12,761)

Total liabilities	$—	$—	$(12,761)	$(12,761)

December 31, 2021	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2021
(Thousands of dollars)
Assets
Commodity derivative contracts	$—	$—	$—	$—

Total assets	$—	$—	$—	$—

Liabilities

Total liabilities	$—	$—	$(5,585)	$(5,585)

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

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the quarter ended March 31, 2022.

(Thousands of dollars)
Net Liabilities – December 31, 2021	$(5,585)
Total realized and unrealized (gains) losses:
Included in earnings (a)	(10,958)
Purchases, sales, issuances and settlements	3,818

Net Liabilities — March 31, 2022	$(12,725)

(a)	Derivative instruments are reported in revenues as realized gain/loss and on a separately reported line item captioned unrealized gain/loss on derivative instruments.
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
The following table sets forth the effect of derivative instruments on the consolidated balance sheets at March 31, 2022 and December 31, 2021:

		Fair Value
(Thousands of dollars)	Balance Sheet Location	March 31, 2022	December 31, 2021
Asset Derivatives:
Derivatives not designated as cash-flow hedging instruments:

Crude Oil commodity contracts	Derivative asset short-term	$36	$—

Total		$36	$—

Liability Derivatives:
Derivatives not designated as cash-flow hedging instruments:
Crude oil commodity contracts	Derivative liability short-term	$(9,711)	$(3,992)
Natural gas commodity contracts	Derivative liability short-term	(3,050)	(943)
Crude oil commodity contracts	Derivative liability long-term	—	(490)
Natural gas commodity contracts	Derivative liability long-term	—	(160)

Total		$(12,761)	$(5,585)

Total derivative instruments		$(12,725)	$(5,585)

The following table sets forth the effect of derivative instruments on the consolidated statements of operations for the quarters ended March 31, 2022 and 2021:

	Location of gain/loss recognized in income	Amount of gain/loss recognized in income
(Thousands of dollars)		2022	2021
Derivatives not designated as cash-flow hedge instruments:
Natural gas commodity contracts	Unrealized (loss) on derivative instruments, net	$(1,948)	$(15)
Crude oil commodity contracts	Unrealized (loss) on derivative instruments, net	(5,191)	(896)
Natural gas commodity contracts	Realized (loss) on derivative instruments, net	(620)	(60)
Crude oil commodity contracts	Realized (loss) on derivative instruments, net	(3,199)	(152)

		$(10,958)	$(1,123)

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

	Quarter Ended March 31,
	2022			2021
	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Loss (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount
Basic	$11,142	1,980,878	$5.62	$(1,455)	1,994,197	$(0.73)

Effect of dilutive securities:
Options(a)		756,544

Diluted	$11,142	2,737,422	$4.07	$(1,455)	1,994,197	$(0.73)

(a)	The effect of the 767,000 outstanding stock options is antidilutive for the quarter ended March 31, 2021, due to net loss for this period.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
We are the operator of the majority of our developed and undeveloped acreage which is nearly all held by production. In the Permian Basin of West Texas and eastern New Mexico the Company maintains an acreage position of approximately 17,148 gross (10,640 net) acres, 97% of which is located in Reagan, Upton, Martin, and Midland counties of Texas where our current horizontal drilling activity is focused. We believe this acreage has significant resource potential in the Spraberry and Wolfcamp intervals for additional horizontal drilling that could support the drilling of as many as 250 additional horizontal wells. In Oklahoma we maintain an acreage position of approximately 48,400 gross (10,802 net) acres. Our Oklahoma horizontal development is focused primarily in Canadian, Kingfisher, Grady, and Garvin counties. We believe approximately 6,200 net acres in these counties hold significant additional resource potential that could support the drilling of as many as 5 new horizontal wells based on an estimate of four wells per section, two in the Mississippian and two in the Woodford Shale. Should we choose to participate with a working interest in future development, our share of these future capital expenditures would be approximately $36 million at an average 10% ownership level.
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
Gulf Coast Region
Our activities in the Gulf Coast region are primarily production and development of our existing operated properties concentrated in east and southeast Texas. This region is managed from our office in Houston, Texas. Principal producing intervals are in the Wilcox, San Miguel, Olmos, and Yegua formations at depths ranging from 3,000 to 12,500 feet. As of December 31, 2021, we had 207 producing wells (105 net) in the Gulf Coast region, of which 137 wells are operated by us. Average net daily production in our Gulf Coast Region in 2021 was 336 Boe. At December 31, 2021, we had 906 MBoe of proved reserves in the Gulf Coast region, which represented 7% of our total proved reserves. We maintain an acreage position of over 11,000 gross (3,447 net) acres in this region, primarily in Dimmit and Polk counties. We operate a field service group in this region from a field office in Carrizo Springs, Texas utilizing four workover rigs, nineteen water transport trucks, two saltwater disposal wells and several trucks and excavating equipment. Services including well service support, site preparation and construction services for drilling and workover operations are provided to third-party operators as well as utilized in our own operated wells and locations. As of March 31, 2022, the Gulf Coast region has no operated wells in the process of being drilled, no waterfloods in the process of being installed and no other related activities of material importance.
Mid-Continent
Region
Our
Mid-Continent
activities are concentrated in central Oklahoma. This region is managed from our office in Oklahoma City, Oklahoma. As of December 31, 2021, we had 549 producing wells (189 net) in the
Mid-Continent
area, of which 195 wells are operated by us. Principal producing intervals are in the Roberson, Avant, Skinner, Sycamore, Bromide, McLish, Hunton, Mississippian, Oswego, Red Fork, and Chester formations at depths ranging from 1,100 to 10,500 feet. Average net daily production in our
Mid-Continent
Region in 2021 was 747 Boe. At December 31, 2021, we had 2,383 MBoe of proved reserves in the
Mid-Continent
area, representing 20% of our total proved reserves. We maintain an acreage position of approximately 48,400 gross (10,802 net) acres in this region, primarily in Canadian, Kingfisher, Grant, Major, and Garvin counties. Our
Mid-Continent
region is actively participating with third-party operators in the horizontal development of lands that include Company owned interests in several counties in the Stack and Scoop plays of Oklahoma where drilling primarily targets reservoirs of the Mississippian, and Woodford formations.
In the first quarter of 2022, in the
Mid-Continent
region the Company committed to participate with 9.38% interest in the drilling of four horizontal wells in Canadian County, Oklahoma operated by Ovintiv
Mid-Continent
Inc. The first of these was spud April 2, and the fourth on May 1,
2022. All four wells are expected to be completed and online in July of this year. These proved undeveloped drilling plans and their reserves were not included in the 2021 year-end
reserve report.

West Texas Region
Our West Texas activities are concentrated in the Spraberry and Wolfcamp shale plays of the Permian Basin encompassing eight counties in West Texas. The oil produced from these shales is West Texas Intermediate Sweet and the gas is primarily casing-head gas with an average energy content of 1,400 Btu. The horizontal target depths range from 7,600 feet to 12,500 feet. This region is managed from our office in Midland, Texas.
As of December 31, 2021, we had 576 wells (263 net) in the West Texas area, of which 321 wells are operated by us. Average net daily production in Our West Texas Region in 2021 was 2,878 Boe. At December 31, 2021, we had 8,957 MBoe of proved reserves in the West Texas area, or 73% of our total proved reserves. We maintain an acreage position of approximately 17,148 gross (10,640 net) acres in the Permian Basin in West Texas, primarily in Reagan, Upton, Martin, and Midland counties and believe this acreage has significant resource potential for horizontal drilling in the Spraberry, Jo Mill, and Wolfcamp intervals. We operate a field service group in this region utilizing nine workover rigs, four hot oiler trucks, one kill truck, and two roustabout trucks. Services, including well service support, site preparation, and construction services for drilling and workover operations, are provided to third-party operators as well as utilized in our own operated wells and locations.
In the first quarter of 2022, the Company participated with 10.3% interest in the drilling of four
1.5-mile
long horizontal wells in Irion County, Texas operated by SEM Operating Company, LLC. All four wells have finished drilling and are awaiting completion which is expected to occur in the second quarter of 2022.
In addition, the Company has received proposals for 13 new horizontal wells in West Texas planned for the third quarter. We intend to participate for 50% interest in the drilling of nine horizontal wells in Reagan County, Texas with BTA Oil Producers, Inc and to participate for 38% in the drilling of four horizontal wells in Martin County, Texas with ConocoPhilips. We also anticipate to begin development of ten new horizontal wells with Hibernia Energy III, LLC, in Reagan County, Texas, in the fourth quarter of 2022. The Company will own approximately 25% of these ten wells expected to be completed in 2023. These proved undeveloped drilling plans were added in 2022, and are therefore not represented in the year-end
2021 reserves report.
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

In 2020, in West Texas we participated in the drilling of seven wells: one for 8.6% interest which was brought into production in July of 2020, and six wells with an average 47.5% interest that were drilled but not completed at year-end
and therefore classified as Proved Undeveloped in the
year-end
reserve report. The Company invested approximately $8.0 million in these seven wells in 2020. Also in 2020, proved producing reserves were added in West Texas through the addition of 11 horizontal wells completed in Midland County, Texas, in which we receive 0.56% to 1% over-riding royalty interest.
In 2021, in West Texas, we participated with Apache in the drilling of three additional horizontals on the Kashmir Tract in Upton County, Texas and completed these three wells in September of 2021 along with six other wells drilled in 2020 on the same lease that were drilled but uncompleted at year-end
2020. The Company has an average of 47.8% interest in these nine wells and invested approximately $30 million in these horizontal wells.
In our Oklahoma, Scoop-Stack play, in 2019, we participated in the drilling and completion of six wells on our WM Wallace tract for 7.67% interest, and nine wells, included on our Slash, Osborn, and Leon tracts, with an average 1.34% interest. In addition, three wells drilled in Oklahoma in 2018, were completed in 2019 converting 24 Mboe of reserves to proved developed. Also in Oklahoma, six wells designated as
Shut-in
on December 31, 2018, were brought into production in 2019: five located on our Ruthie tract, and one on our Braum tract.
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
At December 31, 2020, in total, the Company had 3,221 Mboe of proved undeveloped reserves attributable to 13 wells operated by others, 10 of which were drilled but not completed by year-end
2020, and three that were not drilled until 2021. The three new horizontals along with the six uncompleted wells at year-end
were brought online in late September and early October of 2021. These successful new wells are on our Kashmir tract in Upton County, Texas operated by Apache Corporation. These nine PUD wells at year-end
2020 accounted for 3,127 Mboe of the total undeveloped reserves where the Company has an average 47.5% interest and invested approximately $30 million dollars in these wells. The four other PUD wells, drilled but not completed at year-end
2020, are located in Grady County, Oklahoma and accounted for 95 Mboe of the total undeveloped reserves.
At December 31, 2021, the Company had 159 Mboe of proved developed shut-in
reserves attributable to three horizontal wells drilled and completed in Canadian County, Oklahoma in December of 2021, but not yet online. Three of the four wells were successfully completed and online in January, 2022, while one well had completion issues and has been temporarily abandoned. In regard to the four drilled but uncompleted PUD wells in Grady County, Oklahoma, noted in the paragraph above, reserves previously attributed to these wells were not included in the 2021 year-end
reserve report as the operator has no near-term plans for their completion.
In the first quarter of 2022, in our West Texas horizontal drilling program, the Company participated with 10.3% interest in the drilling of four horizontal wells with SEM Operating Company and has received proposals for an additional 23 horizontal wells to begin this year. In total the Company is likely to invest approximately $76 million in these 27 wells. In Oklahoma, thus far in 2022, the Company is participating for 9.38% interest with Ovintiv
Mid-Continent
in the drilling of four wells in Canadian County, Oklahoma. These four wells and the four SEM wells are anticipated to be online in July of this year.    Additional drilling and future development plans will be established based on an expectation of available cash flows from operations and availability of funds under our revolving credit facility.
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

Maintaining a strong balance sheet and ample liquidity are key components of our business strategy. In 2022, we will continue our focus on preserving financial flexibility and ample liquidity as we manage the risks facing our industry. Our capital budget for the year is• reflective of current commodity prices and has been established based on an expectation of available cash flows, with any cash flow deficiencies expected to be funded by borrowings under our revolving credit facility. As we have done historically to preserve or enhance liquidity, we may adjust our capital program throughout the year, divest non-strategic
assets, or enter into strategic joint ventures.
In the third quarter of 2021, nine
two-mile
horizontal wells in Upton County, Texas, operated by Apache Corporation, were completed and brought into production. In the fourth quarter of 2021, three two-mile
horizontal wells operated by Ovintiv
Mid-Continent
in Canadian County, Oklahoma were completed and brought online in January 2022. The Company has an average of 47.5% interest in the nine wells completed with Apache and 11.25% interest in the three wells completed with Ovintiv.
To date in 2022, the Company has participated with SEM Operating Company LLC in the drilling of four 7,900’ horizontal wells in Irion County, Texas with 10.3% interest, and participated with Ovintiv
Mid-Continent
Inc in the drilling of four 10,000’-long horizontal wells in Canadian County, Oklahoma with 9.38% interest. We expect all eight of these wells to be completed soon and online in July of this year. An additional 23 wells are planned to begin development in the second half of 2022; nine with BTA Oil Producers, four with ConocoPhilips, and ten with Hibernia Energy III>
Since the start of our West Texas horizontal drilling program, in 2015, we have participated in 81 wells and invested approximately $130 million in horizontal drilling in the Permian Basin. This includes the four wells currently in progress with SEM Operating Company in Irion County, Texas.
In Upton County, Texas, we are developing a contiguous 3,260 acre block with our joint venture partner, Apache Corporation. In this block the Company has 2,600 leasehold acres with interest between 14% and 56% depending on the particular lease and depth being developed. In 2018, eight successful wells were drilled horizontally by Apache Corporation in the Wolfcamp “B” of this block with the Company participating for 49% interest and this is believed to be full development of the Wolfcamp “B” reservoir. Together with Apache, we are planning development of the Upper Wolfcamp, Jo Mill, and Lower Spraberry reservoirs of this block. These shallower reservoirs have been proven-up
on our offset 1,300 acre Kashmir tract. It is expected that as many as 54 additional horizontals will be developed on this 3,260 acres in the near future. This development is estimated to cost approximately $370.6 million, with the Company’s share being approximately $170.8 million. In addition to the 54 prospective wells to be drilled for these three reservoirs, a fourth target reservoir, the Middle Spraberry, is also prospective for future development. The potential of the Middle Spraberry on the 3,260 acre block is for 18 horizontal wells to be drilled and completed at a gross cost of approximately $126.3 million with the Company’s share being approximately $61.8 million. The actual number of wells that are eventually drilled as well as the cost and the timing of drilling will vary based upon many factors, including commodity market conditions.
In addition to the 3,260 acre block being developed, as described above, the Company is also developing an offsetting 1,300 acre block in Upton County, Texas, with Apache Corporation as operator. In the second quarter of 2019 three horizontal wells were completed and brought on production from reservoirs above the Middle Wolfcamp: one in the Wolfcamp “A”, one in the Jo Mill, and one in the Lower Spraberry, confirming the economic viability of these reservoirs on our acreage. Prime holds 47.5% working interest in these reservoirs. As a result of the success of the initial three wells, nine additional horizontals followed and were completed in the third quarter of 2021. Our average 47.5% share of the cost of these nine horizontal wells was approximately $26.7 million in total.    In addition to the Wolfcamp “A”, Jo Mill and Lower Spraberry, that are now considered fully developed on the tract, four locations in the Middle Spraberry will be considered for future development at an estimated gross cost of approximately $30.2 million with the Company’s share being approximately $14.2 million.
Also in the Permian Basin of West Texas, we are developing a 965 acre block with ConocoPhillips in Martin County, Texas. In 2016 and 2017, four horizontal wells were drilled, completed, and put on production. The Company owns 35% to 38% interest in this joint venture acreage and we have received drilling plans from ConocoPhilips for the drilling of four wells in the third quarter of 2022 that are likely to be
2.5-mile
laterals. The Company’s investment in these wells is expected to be $15 million.
In 2022, in West Texas, the Company is currently participating for 10.3% interest with SEM Operating Company in the drilling of four 7,900’-long horizontal wells in Irion County, Texas. We anticipate an investment of $2.55 million in these wells. We have also received proposals from BTA Oil Producers for the drilling of nine
2.5-mile-long
horizontals in Reagan County, Texas to begin in the third quarter of this year. The Company intends to participate for its 50% interest in six wells and 31% interest in three wells. Our expected investment in the drilling and completion of these wells is $40.5 million. In addition, we received a proposal from ConocoPhilips for the drilling of four horizontal wells in Marting Couty, and a proposal from Hibernia Energy III for the drilling of ten horizontal wells in Reagan County. We expect the development of these projects to begin in the fourth quarter of 2022. PrimeEnergy will have approximately 38% interest in the four ConocoPhilips wells and 25% interest in the Hibernia Energy wells.

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
In April 2022. in Oklahoma, the Company and Ovintiv
Mid-Continent
began drilling four horizontal wells on our Bohlman tract in the same area as the successful Peters wells. All four of the Bohlman wells have been spud and the first is in the process of being drilled at the time of this writing. The Company is participating with 9.38% interest for approximately $1.8 million through completion which is expected to occur in June and July.
We believe our 6,200 net leasehold acres in Oklahoma have the resource potential to support the drilling of as many as 54 new horizontal wells based on an estimate of four wells per section: two in the Mississippian and two in the Woodford Shale. Should we choose to participate in future development, our share of the capital expenditures would be approximately $36 million at an average 10% ownership level; the Company will otherwise sell its rights for cash, or cash plus a royalty or working interest.
RESULTS OF OPERATIONS
We reported net income of $11.1 million, $5.62 per share, for the three months ended March 2022 compared with a net loss of $1.5 million, $0.73 per share, for the same period of 2021. The current year net income reflects changes in oil, gas and NGLs sales related to increased production combined with higher commodity prices offset by losses on derivative contracts. The significant components of income and expense are discussed below.
Oil, gas and NGLs sales
increased 166.9% to $33.9 million for the three months ended March 2022 from $12.7 million in the same period of 2021. Sales vary due to changes in volumes of production sold and realized commodity prices. Our production across all three products increased substantially reflecting the production from our West Texas wells added in the fourth quarter of 2021 and our Oklahoma wells which were placed in production in January 2022. The changes in volumes and prices are presented in the table below.
The following table summarizes the primary components of production volumes and average sales prices realized for the three months ended March 31, 2022 and 2021 (excluding realized gains and losses from derivatives).

		Three Months Ended March 31,
	2022	2021	Increase / (Decrease)	Increase / (Decrease)
Barrels of Oil Produced	273,000	163,000	110,000	67.48%
Average Price Received	$96.36	$56.87	$39.48	69.43%

Oil Revenue (In 000’s)	$26,305	$9,270	$17,035	183.76%

Mcf of Gas Sold	777,000	665,000	112,000	16.84%
Average Price Received	$4.82	$2.49	$2.33	93.37%

Gas Revenue (In 000’s)	$3,746	$1,658	$2,088	125.93%

Barrels of Natural Gas Liquids Sold	104,000	86,000	18,000	20.93%
Average Price Received	$37.03	$20.29	$16.74	82.40%

Natural Gas Liquids Revenue (In 000’s)	$3,851	$1,745	$2,106	120.69%

Total Oil & Gas Revenue (In 000’s)	$33,902	$12,673	$21,229	167.51%

Losses on derivative instruments
We do not apply hedge accounting to any of our commodity-based derivatives, thus changes in the fair market value of commodity contracts held at the end of a reported period, referred to as mark-to-market
adjustments, are recognized as unrealized gains and losses in the accompanying condensed consolidated statements of operations. As oil and natural gas prices remain volatile, mark-to-market
accounting treatment creates volatility in our revenues. Unrealized and realized losses by product are presented in the table below.

	2022	2021
Unrealized (loss) on natural gas derivative instruments	$(1,948)	$(15)
Unrealized (loss) on crude oil derivative instruments	(5,191)	(896)
Realized (loss) on natural gas derivative instruments	(620)	(60)
Realized (loss) on crude oil derivative instruments	(3,199)	(152)

	$(10,958)	$(1,123)

Average oil and gas prices received for the three months ended March 31, including the impact of derivatives were:

	2022	2021
Average sales prices per barrel of oil	$84.52	$55.70
Average sales price per MCF of natural gas	$4.02	$2.40
Field service income
increased $1.8 million or 128.6% for the first quarter 2022 to $3.2 million from $1.4 million for the first quarter 2021. This increase is a combined result of increased utilization and rates charged to customers during the current quarter compared to the same quarter in 2021. Workover rig services, hot oil treatments, salt water hauling and disposal represent the bulk of our field service operations.
Lease operating expense
increased $4.2 million or 93.3% from $4.5 million for the first quarter 2021 to $8.7 million for the first quarter 2022. This increase reflects the increased production taxes related to the increased oil, gas and NGL revenue, and the additional operating expenses related to the wells added in the fourth quarter of 2021 and the first quarter of 2022.
Field service expense
increased $1.6 million or 114.3% to $3.0 million for the first quarter 2022 from $1.4 million for the first quarter 2021. Field service expenses primarily consist of wages and equipment operating expenses which have increased during the three months ended March 31, 2022 over the same period of 2021 related to increased utilization of the equipment during the current quarter compared to the same quarter in 2021.
Depreciation, depletion, amortization and accretion on discounted liabilities increased $0.7 million or 10.8% from $6.5 million for the first quarter 2021 to $7.2 million for the first quarter 2022 reflecting the increased production in the first quarter of 2022.
General and administrative expense
increased $4.7 million or 235% from $2.0 million for the three months ended March 31, 2021 to $6.7 million for the three months ended March 31, 2022. This increase in 2022 is primarily due to increased employee compensation and benefits.
Interest expense
decreased $0.2 million or 40% from $0.5 million for the first quarter 2021 to $0.3 million for the first quarter 2022. This decrease reflects the decrease in current borrowings under our revolving credit agreement.
Income tax expense and benefit
for the March 31, 2022 and 2021 quarters varied due to the change in net income and loss for those periods.
LIQUIDITY AND CAPITAL RESOURCES
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
Our primary sources of liquidity are cash generated from our operations, through our producing oil and gas properties, field services business and sales of acreage. Net cash provided by operating activities and proceeds from the sale of properties for the quarter ended March 31, 2022 was $23.3 million, compared to $4.7 million in the prior year.
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

	2022	2023	2022	2023
Swap Agreements
Natural Gas (MMBTU)	919,000	254,000	$2.96	$3.60
Oil (barrels)	269,900	70,700	$62.32	$69.50
In the first quarter of 2022, the Company participated in the drilling of four wells with SEM Operating Company in Irion County, Texas for 10.3% interest and in April of this year began participating with Ovintiv
Mid-Continent
in four wells in Canadian County, Oklahoma with 9.38% interest. In addition, the Company has received drilling proposals for an additional 23 horizontal wells to be drilled in West Texas this year. In total the Company is likely to invest approximately $76 million in these 31 wells. Additional drilling and future development plans will be established based on an expectation of available cash flows from operations and availability of funds under our revolving credit facility.
The Company maintains a Credit Agreement providing for a reserves-based line of credit totaling $300 million, with a current borrowing base of $50 million. As of May 20, 2022, the Company has no outstanding borrowings under this line. The bank reviews the borrowing base semi-annually and, at their discretion, may decrease or propose an increase to the borrowing base relative to a re-determined
estimate of proved oil and gas reserves. The next borrowing base review is scheduled for June 2022, at this time we expect the borrowing base to be increased approximately 50%. Our oil and gas properties are pledged as collateral for the line of credit and we are subject to certain financial and operational covenants defined in the agreement. We are currently in compliance with these covenants and expect to be in compliance over the next twelve months. If we do not comply with these covenants on a continuing basis, the lenders have the right to refuse to advance additional funds under the facility and/or declare all principal and interest immediately due and payable. Our borrowing base may decrease as a result of lower natural gas or oil prices, operating difficulties, declines in reserves, lending requirements or regulations, the issuance of new indebtedness or for other reasons set forth in our revolving credit agreement. In the event of a decrease in our borrowing base due to declines in commodity prices or otherwise, our ability to borrow under our revolving credit facility may be limited and we could be required to repay any indebtedness in excess of the re-determined
borrowing base.
In the first quarter of 2022, The Company sold 1,809 net leasehold acres in Regan and Midland Counties, Texas through two transactions receiving gross proceeds of $14.0 million and retaining certain over-riding royalty interests.
The majority of our capital spending is discretionary, and the ultimate level of expenditures will be dependent on our assessment of the oil and gas business environment, the number and quality of oil and gas prospects available, the market for oilfield services, and oil and gas business opportunities in general.
The Company has a stock repurchase program in place, spending under this program during the first quarter of 2022 was $833 thousand. The Company expects continued spending under the stock repurchase program in 2022.

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
There were no changes in the Company’s internal control over financial reporting that occurred during the first three months of 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

2022 Month	Number of Shares	Average Price Paid per share	Maximum Number of Shares that May Yet Be Purchased Under The Program at Month—End (1)
January	2,981	$76.21	144,740
February	5,948	$73.26	138,792
March	2,259	$75.36	136,533

Total/Average	11,188	$74.48

(1)
In December 1993, we announced that the Board of Directors authorized a stock repurchase program whereby we may purchase outstanding shares of the common stock from time-to-time,
in open market transactions or negotiated sales. On October 31, 2012 and June 13, 2018, the Board of Directors of the Company approved an additional 500,000 and 200,000 shares respectively, of the Company’s stock to be included in the stock repurchase program. A total of 3,700,000 shares have been authorized, to date, under this program. Through March 31, 2022, a total of 3,565,567 shares have been repurchased under this program for $75,913,047 at an average price of $21.29 per share. Additional purchases of shares may occur as market conditions warrant. We expect future purchases will be funded with internally generated cash flow or from working capital.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None

Item 4.	RESERVED

Item 5.	OTHER INFORMATION
None

Item 6.	EXHIBITS
The following exhibits are filed as a part of this report:

Exhibit No.

3.1	Certificate of Incorporation of PrimeEnergy Resources Corporation, as amended and restated of December 21, 2018, (filed as Exhibit 3.1 of PrimeEnergy Resources Corporation Form 8-K on December 27, 2018, and incorporated herein by reference).

3.2	Bylaws of PrimeEnergy Resources Corporation as amended and restated as of April 24, 2020 (filed as Exhibit 3.2 of PrimeEnergy Resources Corporation Form 8-K on April 27, 2020 and incorporated herein by reference).

10.18	Composite copy of Non-Statutory Option Agreements (Incorporated by reference to Exhibit 10.18 of PrimeEnergy Resources Corporation Form 10-K for the year ended December 31, 2004).

10.22.5.10	Third Amended and Restated Credit Agreement dated as of February 15, 2017 among PrimeEnergy Resources Corporation, as Borrower, Compass Bank, as Administrative Agent and Lender, Wells Fargo, National Association, as Document Agent, the Lenders Party Hereto (Compass Bank, Wells Fargo, National Association, Citibank, N.A.) and BBVA Compass Bank, as Letter of Credit Issuer and Sole Lead Arranger and Sole Bookrunner (Incorporated by reference to Exhibit 10.22.5.10 to PrimeEnergy Resources Corporation Form 10-K for the year ended December 31, 2016).

10.22.5.10.1	FIRST AMENDMENT TO THIRD AMENDED AND RESTATED CREDIT AGREEMENT dated as of December 22, 2017 among PRIMEENERGY CORPORATION, as Borrower, THE LENDERS PARTY HERETO, COMPASS BANK, as Administrative Agent, WELLS FARGO BANK, NATIONAL ASSOCIATION, as Documentation Agent, and BBVA COMPASS, as Sole Lead Arranger and Sole Book Runner, (Incorporated by reference to Exhibit 10.22.5.10.1 to PrimeEnergy Corporation Form 10-K for the year ended December 31, 2017).

10.22.5.10.2	SECOND AMENDMENT TO THIRD AMENDED AND RESTATED CREDIT AGREEMENT dated as of July 17, 2018 among PRIMEENERGY CORPORATION, as Borrower, THE LENDERS PARTY HERETO, COMPASS BANK, as Administrative Agent, WELLS FARGO BANK, NATIONAL ASSOCIATION, as Documentation Agent, and BBVA COMPASS, as Sole Lead Arranger and Sole Book Runner, (Incorporated by reference to Exhibit 10.22.5.10.2 to PrimeEnergy Corporation Form 10-Q for the quarter ended June 30, 2018).

10.22.5.10.3	THIRD AMENDMENT TO THIRD AMENDED AND RESTATED CREDIT AGREEMENT dated as of December 27, 2018, among PRIMEENERGY RESOURCES CORPORATION, as Borrower, THE LENDERS PARTY HERETO, COMPASS BANK, as Administrative Agent, WELLS FARGO BANK, NATIONAL ASSOCIATION, as Documentation Agent, and BBVA COMPASS, as Sole Lead Arranger and Sole Book Runner (Incorporated by reference to Exhibit 10.22.5.10.3 to PrimeEnergy Resources Corporation Form 10-K for the year ended December 31, 2018).

10.22.5.10.4	FOURTH AMENDMENT TO THE THIRD AMENDED AND RESTATED CREDIT AGREEMENT dated as of May 8, 2020 among PRIMEENERGY RESOURCES CORPORATION, as Borrower, THE LENDERS PARTY HERETO, BBVA USA (f/k/a COMPASS BANK), as Administrative Agent, WELLS FARGO BANK, NATIONAL ASSOCIATION, as Documentation Agent, and BBVA USA, as Sole Lead Arranger and Sole Book Runner (Incorporated by reference to 10.22.5.4 to PrimeEnergy Resources Corporation Form 10-Q for the quarter ended September 30, 2020).

10.22.5.10.5	FIFTH AMENDMENT TO THIRD AMENDED AND RESTATED CREDIT AGREEMENT dated as of September 4, 2020, among PRIMEENERGY RESOURCES CORPORATION, as Borrower, THE LENDERS PARTY HERETO, BBVA USA (f/k/a COMPASS BANK,) as Administrative Agent, WELLS FARGO BANK, NATIONAL ASSOCIATION, as Documentation Agent, and BBVA USA, as Sole Lead Arranger and Sole Book Runner (Incorporated by reference to 10.22.5.5 to PrimeEnergy Resources Corporation Form 10-Q for the quarter ended September 30, 2020).

10.22.5.10.6	SIXTH AMENDMENT TO THIRD AMENDED AND RESTATED CREDIT AGREEMENT dated as of FEBRUARY 11, 2021, among PRIMEENERGY RESOURCES CORPORATION, as Borrower, THE GUARANTORS PARTY HERETO, THE LENDERS PARTY, HERETO, BBVA USA, as Administrative Agent and BBVA USA, as Sole Lead Arranger and Sole Book Runner (Incorporated by reference to Exhibit 10.22.5.10.6 to PrimeEnergy Resources Corporation Form 8-K dated February 16, 2021).

10.22.5.10.7	SEVENTH AMENDMENT TO THIRD AMENDED AND RESTATED CREDIT AGREEMENT dated as of December 20, 2021 among PRIMEENERGY RESOURCES CORPORATION, as Borrower, THE GUARANTORS PARTY HERETO, THE LENDERS PARTY HERETO, CITIBANK, N.A., as Administrative Agent, and CITIBANK, N.A., as Sole Lead Arranger and Sole Book Runner (Incorporated by reference to Exhibit 10.22.5.10.7 to PrimeEnergy Resources Form 10-K filed April 21, 2022).

10.22.5.11	Amended, Restated and Consolidated Guaranty dated as of February 15, 2017, among PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, EOWS Midland Company and Prime Offshore L.L.C. in favor of Compass Bank, as Administrative Agent for the Lenders (Incorporated by reference to Exhibit 10.22.5.11 to PrimeEnergy Resources Corporation Form 10-K for the year ended December 31, 2016).

10.22.5.12	Amended, Restated and Consolidated Pledge and Security Agreement dated as of February 15, 2017, among PrimeEnergy Resources Corporation, PrimeEnergy Management Corporation, Prime Operating Company, Eastern Oil Well Service Company, Southwest Oilfield Construction Company, EOWS Midland Company and Prime Offshore L.L.C. and Compass Bank, as Administrative Agent for the Secured Parties (Incorporated by reference to Exhibit 10.22.5.12 to PrimeEnergy Resources Corporation Form 10-K for the year ended December 31, 2016).

10.22.5.13	Amended, Restated and Consolidated Deed of Trust, Mortgage, Security Agreement, Assignment of Production and Financing Statement Dated as of May 5, 2017 (Incorporated by reference to Exhibit 10.22.5.13 to PrimeEnergy Resources Corporation Form 10-Q for the quarter ended March 31, 2017).

10.22.5.13.1	THIS FIRST AMENDMENT TO AMENDED, RESTATED AND CONSOLIDATED DEED OF TRUST, MORTGAGE, SECURITY AGREEMENT, ASSIGNMENT OF PRODUCTION AND FINANCING STATEMENT (this “Amendment”) is made and entered into as of December 20, 2021, by PRIMEENERGY RESOURCES CORPORATION, a Delaware corporation, formerly known as PrimeEnergy Corporation (“Prime”) and PRIMEENERGY MANAGEMENT CORPORATION, a New York corporation (“PEMC,” and Prime and PEMC herein, individually and collectively, “Grantor”), and CITIBANK, N.A., as Administrative Agent for the benefit of the Secured Parties (in such capacity and together with its successors and assigns in such capacity, “Beneficiary”). (Incorporated by reference to 10.22.5.13.1 to PrimeEnergy Resources Corporation Form 10-K for the year ended December 31, 2021).

10.22.5.14	Deed of Trust, Mortgage, Security Agreement, Assignment of Production and Financing Statement Dated as of May 5, 2017 (Incorporated by reference to Exhibit 10.22.5.14 to PrimeEnergy Resources Corporation Form 10-Q for the quarter ended March 31, 2017).

10.22.5.14.1	FIRST AMENDMENT TO DEED OF TRUST, MORTGAGE, SECURITY AGREEMENT, ASSIGNMENT OF PRODUCTION AND FINANCING STATEMENT (this “Amendment”) is made and entered into as of December 20, 2021, by PRIMEENERGY RESOURCES CORPORATION, a Delaware corporation, formerly known as PrimeEnergy Corporation (“Prime”) and PRIMEENERGY MANAGEMENT CORPORATION, a New York corporation (“PEMC,” and Prime and PEMC herein, individually and collectively, “Grantor”), and CITIBANK, N.A., as Administrative Agent for the benefit of the Secured Parties (in such capacity and together with its successors and assigns in such capacity, “Beneficiary”) (Incorporated by reference to 10.22.5.14.1 to PrimeEnergy Resources Corporation Form 10-K for the year ended December 31, 2021).

10.22.5.14.2	THIS SECOND AMENDMENT TO AMENDED, RESTATED AND CONSOLIDATED MORTGAGE OF OIL AND GAS PROPERTY, SECURITY AGREEMENT, ASSIGNMENT OF PRODUCTION AND FINANCING STATEMENT (this “Amendment”) is made and entered into as of December 20, 2021, between PRIMEENERGY RESOURCES CORPORATION, a Delaware corporation, formerly known as PrimeEnergy Corporation (“Prime”) and PRIMEENERGY MANAGEMENT CORPORATION, a New York corporation (“PEMC,” and Prime and PEMC herein, individually and collectively, “Mortgagor”), and CITIBANK, N.A., as Administrative Agent for the benefit of the Secured Parties (in such capacity and together with its successors and assigns in such capacity, “Mortgagee”). (Incorporated by reference to 10.22.5.14.2 to PrimeEnergy Resources Corporation Form 10-K for the year ended December 31, 2021).

14	PrimeEnergy Resources Corporation Code of Business Conduct and Ethics, as amended December 16, 2011 (Incorporated by reference to Exhibit 14 of PrimeEnergy Resources Corporation Form 10-K for the year ended December 31, 2011).

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	Inline XBRL (eXtensible Business Reporting Language) Instance Document (filed herewith)

101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PrimeEnergy Resources Corporation
(Registrant)

May 20, 2022	/s/ Charles E. Drimal, Jr.
(Date)	Charles E. Drimal, Jr.
President
Principal Executive Officer

/s/ Beverly A. Cummings
May 20, 2022	Beverly A. Cummings
Executive Vice President
Principal Financial Officer