Form 10-Q
period 2022-06-30
PRIMEENERGY RESOURCES CORP
filed 2022-08-19
CIK 56868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022
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
of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of each class of the Registrant’s Common Stock as of August 15, 2022 was: Common Stock, $0.10 par value 1,936,000 shares.

PrimeEnergy Resources Corporation
Index to Form
10-Q
June 30, 2022

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
PRIMEENERGY RESOURCES CORPORATION
C
ONDENSED
C
ONSOLIDATED
B
ALANCE
S
HEETS
–
Unaudited
(Thousands of dollars)

	June 30, 2022	December 31, 2021

ASSETS
Current Assets

Cash and cash equivalents	$11,067	$10,347
Accounts receivable, net	17,651	14,208
Prepaid obligations	482	733
Other current assets	40	40

Total Current Assets	29,240	25,328
Property and Equipment
Oil and gas properties at cost	541,419	539,484
Less: Accumulated depletion and depreciation	(373,000)	(359,742)

	168,419	179,742

Field and office equipment at cost	27,175	27,080
Less: Accumulated depreciation	(22,760)	(22,159)

	4,415	4,921

Total Property and Equipment, Net	172,834	184,663
Derivative asset long-term and other assets	898	923

Total Assets	$202,972	$210,914

LIABILITIES AND EQUITY	,
Current Liabilities
Accounts payable	$6,355	$7,282
Accrued liabilities	7,481	7,821
Due to related parties	12	52
Current portion of asset retirement and other long-term obligations	1,576	1,630
Derivative liability short-term	9,791	4,935

Total Current Liabilities	25,215	21,720
Long-Term Bank Debt	—	36,000
Asset Retirement Obligations	12,726	13,222
Derivative Liability Long-Term	—	650
Deferred Income Taxes	45,028	38,743
Other Long-Term Obligations	1,974	1,488

Total Liabilities	84,943	111,823
Commitments and Contingencies
Equity
Common stock, $.10 par value; 2022 and 2021: Authorized: 2,810,000 shares, outstanding 2022: 1,952,645 shares; outstanding 2021: 1,992,077 shares .	281	281
Paid-in capital	7,555	7,555
Retained earnings	151,027	128,902
Treasury stock, at cost; 2022: 857,355 shares; 2021: 817,923	(40,834)	(37,647)

Total Equity	118,029	99,091

Total Liabilities and Equity	$202,972	$210,914

PRIMEENERGY RESOURCES CORPORATION
C
ONDENSED
C
ONSOLIDATED
S
TATEMENTS
OF
O
PERATIONS
– Unaudited
Three and six months ended June 30, 2022 and 2021
(Thousands of dollars, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenues

Oil sales	$25,838	$10,664	$52,143	$19,934
Natural gas sales	4,657	2,292	8,403	3,950
Natural gas liquids sales	4,422	2,404	8,273	4,149
Realized (loss) on derivative instruments, net	(5,888)	(701)	(9,707)	(913)
Field service income	3,736	2,375	6,976	3,800
Unrealized gain (loss) on derivative instruments, net	2,933	(5,057)	(4,206)	(5,968)
Other income	—	—	29	29

Total Revenues	35,698	11,977	61,911	24,981
Costs and Expenses
Lease operating expense	9,213	4,434	17,934	8,901
Field service expense	3,540	1,837	6,540	3,255
Depreciation, depletion, amortization and accretion on discounted liabilities	7,021	6,610	14,199	13,107
General and administrative expense	2,418	2,184	9,090	4,200

Total Costs and Expenses	22,192	15,065	47,763	29,463
Gain on Sale and Exchange of Assets	845	106	14,836	106

Income (Loss) from Operations	14,351	(2,982)	28,984	(4,376)
Other Income (Expense)
Interest Expense	(150)	(484)	(499)	(1,007)

Income (Loss) Before Provision for (Benefit from) Income Taxes	14,201	(3,466)	28,485	(5,383)
(Benefit) Provision for Income Taxes	3,218	(1,054)	6,360	(1,514)

Net (Loss) Income	10,983	(2,412)	22,125	(3,869)
Less: Net (Loss) Attributable to Non-Controlling Interests	—	(9)	—	(11)

Net Income (Loss) Attributable to PrimeEnergy	$10,983	$(2,403)	$22,125	$(3,858)

Basic Income (Loss) Per Common Share	$5.57	$(1.20)	$11.18	$(1.93)

Diluted Income (Loss) Per Common Share	$4.02	$(1.20)	$8.08	$(1.93)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION
C
ONDENSED
C
ONSOLIDATED
S
TATEMENT
OF
E
QUITY
– Unaudited
Six months Ended June 30, 2022 and 2021
(Thousands of dollars)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity – PrimeEnergy	Non- Controlling Interest	Total Equity
	Shares Outstanding	Common Stock

Balance at December 31, 2021	1,992,077	$281	$7,555	$128,902	$(37,647)	$99,091	$—	$99,091
Purchase 39,432 shares of Common stock	(39,432)	—	—	—	(3,187)	(3,187)	—	(3,187)
Net Income	—	—	—	22,125	—	22,125	—	22,125

Balance at June 30, 2022	1,952,645	$281	$7,555	$151,027	$(40,834)	$118,029	$—	$118,029

Balance at December 31, 2020	1,994,177	$281	$7,541	$126,804	$(37,502)	$97,124	$874	$97,998
Net Loss	—	—	—	(3,858)	—	(3,858)	(11)	(3,869)

Balance at June 30, 2021	1,994,177	$281	$7,541	$122,946	$(37,502)	$93,266	$863	$94,129

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION
C
ONDENSED
C
ONSOLIDATED
S
TATEMENTS
OF
C
ASH
F
LOWS
– Unaudited
Six Months Ended June 30, 2022 and 2021
(Thousands of dollars)

	2022	2021

Cash Flows from Operating Activities:
Net Income (loss)	$22,125	$(3,869)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion on discounted liabilities	14,199	13,107
Gain on sale and exchange of assets	(14,836)	(106)
Unrealized loss on derivative instruments, net	4,206	5,968
Deferred income taxes	6,285	(1,514)
Changes in assets and liabilities:
Accounts receivable	(3,443)	(3,022)
Due to related parties	(40)	(38)
Prepaids and other assets	251	(939)
Accounts payable	(927)	3,327
Accrued liabilities	(340)	(1,490)

Net Cash Provided by Operating Activities	27,480	11,424

Cash Flows from Investing Activities:
Capital expenditures, including exploration expense	(2,409)	(3,729)
Proceeds from sale of properties and equipment	14,836	106

Net Cash Provided by (Used in) Investing Activities	12,427	(3,623)

Cash Flows from Financing Activities:
Purchase of stock for treasury	(3,187)	—
Proceeds from long-term bank debt and other long-term obligations	—	3,000
Repayment of long-term bank debt and other long-term obligations	(36,000)	(8,000)

Net Cash Used in Financing Activities	(39,187)	(5,000)

Net Increase in Cash and Cash Equivalents	720	2,801
Cash and Cash Equivalents at the Beginning of the Period	10,347	996

Cash and Cash Equivalents at the End of the Period	$11,067	$3,797

Supplemental Disclosures:
Income taxes paid	$75	$—
Interest paid	$481	$1,009
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION
N
OTES
TO
C
ONDENSED
C
ONSOLIDATED
F
INANCIAL
S
TATEMENTS
June 30, 2022
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
for the year ended December 31, 2021. In the opinion of management, the accompanying interim condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, the condensed consolidated results of operations, cash flows and equity for the six
months ended June 30, 2022 and 2021.
As of June 30, 2022, PrimeEnergy’s significant accounting policies are consistent with those discussed in Note 1—Description of Operations and Significant Accounting Policies of its consolidated financial statements contained in PrimeEnergy’s Annual Report on Form
10-K
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
In the second quarter of 2022, the Company sold 241 net acres in Canadian County, Oklahoma for $845,000
.
(3) Additional Balance Sheet Information:
Certain balance sheet amounts are comprised of the following:

(Thousands of dollars)	June 30, 2022	December 31, 2021

Accounts Receivable :
Joint interest billing	$2,975	$1,902
Trade receivables	1,638	1,429
Oil and gas sales	12,454	11,154
Other	955	94

	18,022	14,579
Less: Allowance for doubtful accounts	(371)	(371)

Total	$17,651	$14,208

Accounts Payable:
Trade	$2,991	$2,390
Royalty and other owners	2,246	2,802
Partner advances	1,062	1,209
Other	56	881

Total	$6,355	$7,282

Accrued Liabilities:
Compensation and related expenses	$4,367	$3,919
Property costs	2,216	2,901
Taxes	813	893
Other	85	108

Total	$7,481	$7,821

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
On December 20, 2021 the company entered into a Seventh Amendment to the 2017 Credit Agreement and Citibank N.A was appointed as successor administrative agent replacing PNC Bank. Under this amendment the Company’s borrowing base is $50 million. Borrowings under the 2017 Credit Agreement will bear interest at alternate base rate (ABR) plus an applicable margin ranging from 2.00% to 3.00% or at the Company’s option, at a rate equal to the secured overnight financing rate (SOFR rate) as administered by the SOFR Administrator, in this case the Federal Reserve Bank of New York, plus an applicable margin ranging from 3.00% to 4.00%. The 2017 Credit Agreement matures February 11, 2023. The current borrowing base review and maturity extension was completed on July 5, 2022. The Company’s borrowings under this credit facility approximates fair value because the interest rates are variable and reflective of market rates.
On June 30, 2022, the Company had no borrowings outstanding under its revolving credit facility and $50 million was available for future borrowings. The combined weighted average interest rate paid on outstanding bank borrowings subject to ABR base rate and SOFR interest was 5.98% for the six months ended June 30, 2022 as compared to 5.31% for the six months ended June 30, 2021.
On July 5, 2022 , the Company and its lenders entered into a Fourth Amended and Restated Credit Agreement (the “2022 Credit Agreement”) with a maturity date of June 1, 2026. Under the 2022 Credit Agreement, the Company has a revolving line of credit and letter of credit facility of up to $300 million subject to a borrowing base that is determined semi-annually by the lenders based upon the Company’s financial statements and the estimated value of the Company’s oil and gas properties, in accordance with the Lenders’ customary practices for oil and gas loans. The initial borrowing base of the agreement is $75 million. The credit facility is secured by substantially all of the Company’s oil and gas properties. The 2022 Credit Agreement includes terms and covenants that require the Company to maintain a minimum current ratio and total indebtedness to EBITDAX (earnings before depreciation, depletion, amortization, taxes, interest expense and exploration costs) ratio, as defined, and restrictions are placed on the payment of dividends, the amount of treasury stock the Company may purchase, and commodity hedge agreements.
As of August 15, 2022 the Company has no borrowings outstanding under its current revolving credit facility.
(5) Other Long-Term Obligations and Commitments:
Operating Leases:
The Company leases office facilities under operating leases and recognizes lease expense on a straight-line basis over the lease term. Leased assets and liabilities are initially recorded at commencement date based on the present value of lease payments over the lease term. A new finance lease for office equipment is included in property and equipment, other current liabilities and other long-term liabilities this quarter. As most of the Company’s lease contracts do not provide an implicit discount rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The weighted average discount rate used was 5.5%. Certain leases may contain variable costs above the minimum required payments and are not included in the right-of-use
assets or liabilities. Leases may include renewal, purchase or termination options that can extend or shorten the term of the lease. The exercise of those options is at the Company’s sole discretion and is evaluated at inception and throughout the contract to determine if a modification of the lease term is required. Leases with an initial term of 12 months or less are not recorded on the balance sheet.
Operating lease costs for the six months ended June 30, 2022 was $306 thousand. Cash payments included in the operating lease cost for the six months ended June 30, 2022 was $324 thousand. The weighted-average remaining operating lease terms is 9 months.
The Company amended certain leases for office space in Texas providing for payments of $349,000 in 2022, $251,000 in 2023, $106,000 in 2024 and $27,000 in 2025.
Rent expense for office space six months ended June 30, 2022 and 2021 was $392,000 and $328,000, respectively.

The payment schedule for the Company’s operating lease obligations as of June 30, 2022 is as follows:

(Thousands of dollars)	Operating Leases

2022	$349
2023	$251
2024	$106
2025	27

Total undiscounted lease payments	$733
Less: Amount associated with discounting	(66)

Net operating lease liabilities	$667

Asset Retirement Obligation:
A reconciliation of the liability for plugging and abandonment costs for the six
months ended June 30, 2022 is as follows:

(Thousands of dollars)	June 30, 2022

Asset retirement obligation at December 31, 2021	$14,295
Liabilities settled	(835)
Accretion expense	339

Asset retirement obligation at June 30, 2022	$13,799

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
(7) Stock Options and Other Compensation:
In May 1989,
non-statutory
stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. At June 30, 2022 and 2021, remaining options held by two key executive officers on 767,500 shares were outstanding and exercisable at prices ranging from $1.00 to $1.25. According to their terms, the options have no expiration date.
(8) Related Party Transactions:
Payables owed to related parties primarily represent receipts collected by the Company as agent for the joint venture partners, which may include members of the Company’s Board of Directors, for oil and gas sales net of expenses.

(9) Financial Instruments
Fair Value Measurements:
Authoritative guidance on fair value measurements defines fair value, establishes a framework for measuring fair value and stipulates the related disclosure requirements. The Company follows a three-level hierarchy, prioritizing and defining the types of inputs used to measure fair value. The fair values of the Company’s interest rate swaps, natural gas and crude oil price collars and swaps are designated as Level 3. The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021:

June 30, 2022	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2022
(Thousands of dollars)
Assets

Commodity derivative contracts	$—	$—	$—	$—

Total assets	$—	$—	$—	$—

Liabilities
Commodity derivative contracts	$—	$—	$(9,791)	$(9,791)

Total liabilities	$—	$—	$(9,791)	$(9,791)

December 31, 2021	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2021
(Thousands of dollars)
Assets
Commodity derivative contracts	$—	$—	$—	$—

Total assets	$—	$—	$—	$—

Liabilities

Total liabilities	$—	$—	$(5,585)	$(5,585)

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
The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the six months ended June 30, 2022.

(Thousands of dollars)
Net Liabilities – December 31, 2021	$(5,585)
Total realized and unrealized (gains) losses:
Included in earnings (a)	(13,913)
Purchases, sales, issuances and settlements	9,707

Net Liabilities — June 30, 2022	$(9,791)

(a)	Derivative instruments are reported in revenues as realized gain/loss and on a separately reported line item captioned unrealized gain/loss on derivative instruments.

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
The following table sets forth the effect of derivative instruments on the consolidated balance sheets at June 30, 2022 and December 31, 2021:

		Fair Value
(Thousands of dollars)	Balance Sheet Location	June 30, 2022	December 31, 2021
Liability Derivatives:
Derivatives not designated as cash-flow hedging instruments:

Crude oil commodity contracts	Derivative liability short-term	$(7,722)	$(3,992)
Natural gas commodity contracts	Derivative liability short-term	(2,069)	(943)
Crude oil commodity contracts	Derivative liability long-term	—	(490)
Natural gas commodity contracts	Derivative liability long-term	—	(160)

Total derivative instruments		$(9,791)	$(5,585)

The following table sets forth the effect of derivative instruments on the consolidated statements of operations for the six months ended June 30, 2022 and 2021:

	Location of gain/loss recognized in income	Amount of gain/loss recognized in income
(Thousands of dollars)		2022	2021

Derivatives not designated as cash- flow hedge instruments:
Natural gas commodity contracts	Unrealized (loss) on derivative instruments, net	$(966)	$(1,085)
Crude oil commodity contracts	Unrealized (loss) on derivative instruments, net	(3,240)	(4,883)
Natural gas commodity contracts	Realized (loss) on derivative instruments, net	(1,986)	(277)
Crude oil commodity contracts	Realized (loss) on derivative instruments, net	(7,721)	(636)

		$(13,913)	$(6,681)

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

	Six Months Ended June 30,
	2022			2021
	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Loss (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount

Basic	$22,125	1,979,690	$11.18	$(3,858)	1,994,177	$(1.93)
Effect of dilutive securities:
Options (a)	—	756,879		—	—

Diluted	$22,125	2,736,569	$8.08	$(3,858)	1,994,177	$(1.93)

	Three Months Ended June 30,
	2022			2021
	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Loss (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount

Basic	$10,983	1,972,979	$5.57	$(2,403)	1,994,177	$(1.20)
Effect of dilutive securities:
Options (a)	—	757,185		—	—

Diluted	$10,983	2,730,164	$4.02	$(2,403)	1,994,177	$(1.20)

(a)	The effect of the 767,500 outstanding stock options is anti-dilutive for the three and six months ended June 30, 2021 due to the net loss for these periods.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to assist you in understanding our results of operations and our present financial condition. Our Condensed Consolidated Financial Statements and the accompanying Notes to the Condensed Consolidated Financial Statements included elsewhere in this Report contain additional information that should be referred to when reviewing this material.
OVERVIEW
We are an independent oil and natural gas company engaged in acquiring, developing, and producing oil and natural gas. We presently own producing and non-producing
properties located primarily in Texas, and Oklahoma. We also own a 12.5% over-riding royalty interest in over 30,000 acres in the state of West Virginia. In addition, we own a substantial amount of well-servicing equipment and, through a wholly owned offshore company, a
60-mile-long
pipeline offshore on the shallow shelf of Texas. We also hold a 30% interest in a limited partnership which owns a 138,000 square foot retail shopping center on ten acres in Prattville, Alabama. All of our oil and gas properties and interests are located in the United States. Assets in our principal focus areas include mature properties with long-lived reserves and significant development opportunities as well as newer properties with development and exploration potential. We believe our balanced portfolio of assets position us well for both the current commodity price environment and future potential upside as we develop our attractive resource opportunities. Our primary sources of liquidity are cash generated from our operations and our credit facility.
In addition to developing our oil and natural gas reserves, we continue to actively pursue the acquisition of producing properties. We attempt to assume the position of operator in all acquisitions of producing properties and will continue to evaluate properties for leasehold acquisition and for exploration and development operations in areas in which we own interests. To diversify and broaden our asset base, we will consider acquiring the assets or stock in other entities in the oil and gas business. Our main objective in making any such acquisitions will be to acquire income-producing assets or developable leasehold acreage to build stockholder value through consistent growth and development of our oil and gas reserve base on a cost-effective basis.
Our cash flows depend on many factors, including the price of oil and gas, the success of our acquisition and drilling activities, and the operational performance of our producing properties. We use derivative instruments to manage our commodity price risk. This practice may prevent us from receiving the full advantage of any increases in oil and gas prices above the maximum fixed amount specified in the derivative agreements and subjects us to the credit risk of the counterparties to such agreements. Since all our derivative contracts are accounted for under mark-to-market
accounting, we expect continued volatility in gains and losses on mark-to-market
derivative contracts in our consolidated statement of operations as changes occur in the NYMEX price indices.
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
We are the operator of the majority of our developed and undeveloped acreage which is nearly all held by production. In the Permian Basin of West Texas and eastern New Mexico the Company maintains an acreage position of approximately 17,228 gross (10,720 net) acres, 97% of which is located in Reagan, Upton, Martin, and Midland counties of Texas where our current West Texas horizontal drilling activities are focused. We believe this acreage has significant resource potential in the Spraberry and Wolfcamp intervals for additional horizontal drilling that could support the drilling of as many as 250 additional horizontal wells. In Oklahoma we maintain an acreage position of approximately 47,760 gross (10,410 net) acres. Our Oklahoma horizontal development is focused primarily in Canadian, Kingfisher, Grady, and Garvin counties. We believe approximately 5,800 net acres in these counties hold significant additional resource potential that could support the drilling of as many as 50 new horizontal wells based on an estimate of four wells per multi-section drilling unit, two in the Mississippian and two in the Woodford Shale. Should we choose to participate with a working interest in future development, our share of these future capital expenditures would be approximately $34.6 million at an average 10% ownership level.
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
Gulf Coast Region
Our activities in the Gulf Coast region are primarily production and development of our existing operated properties concentrated in east and southeast Texas. This region is managed from our office in Houston, Texas. Principal producing intervals are in the Wilcox, San Miguel, Olmos, and Yegua formations at depths ranging from 3,000 to 12,500 feet. As of December 31, 2021, we had 207 producing wells (105 net) in the Gulf Coast region, of which 137 wells are operated by us. The Average net daily production in our Gulf Coast Region in 2021 was 336 Boe. At December 31, 2021, we had 906 MBoe of proved reserves in the Gulf Coast region, which represented 7% of our total proved reserves. We maintain an acreage position of over 11,000 gross (3,447 net) acres in this region, primarily in Dimmit and Polk counties. We operate a field service group in this region from a field office in Carrizo Springs, Texas utilizing four workover rigs, twenty-three water transport trucks, two saltwater disposal wells and several trucks and excavating equipment. Services including well service support, site preparation and construction services for drilling and workover operations are provided to third-party operators as well as utilized in our own operated wells and locations. The Company also owns, through its wholly owned offshore company, a
60-mile-long
pipeline on the shallow shelf of Texas that is currently idle, but may someday have value. As of June 30, 2022, the Gulf Coast region has no operated wells in the process of being drilled, no waterfloods in the process of being installed and no other related activities of material importance.
Mid-Continent
Region
Our
Mid-Continent
activities are concentrated in central Oklahoma. This region is managed from our office in Oklahoma City, Oklahoma. As of December 31, 2021, we had 549 producing wells (189 net) in the
Mid-Continent
area, of which 195 wells are operated by us. Principal producing intervals are in the Roberson, Avant, Skinner, Sycamore, Bromide, McLish, Hunton, Mississippian, Oswego, Red Fork, and Chester formations at depths ranging from 1,100 to 10,500 feet. Average net daily production in our
Mid-Continent
Region in 2021 was 747 Boe. At December 31, 2021, we had 2,383 MBoe of proved reserves in the
Mid-Continent
area, representing 20% of our total proved reserves. We maintain an acreage position of approximately 47,760 gross (10,410 net) acres in this region, primarily in Canadian, Kingfisher, Grant, Major, and Garvin counties. Our
Mid-Continent
region is actively participating with third-party operators in the horizontal development of lands that include Company owned interests in several counties in the Stack and Scoop plays of Oklahoma where drilling primarily targets reservoirs of the Mississippian and Woodford formations.
In the first half of 2022, in the
Mid-Continent
region, the Company participated with 9.38% interest in the drilling of four horizontal wells in Canadian County, Oklahoma operated by Ovintiv
Mid-Continent
Inc. All four wells have been completed and are online as of August 1 st
. The resulting reserves of this new drilling will be an addition to our 2021 year-end
reserve base.

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
As of December 31, 2021, we had 576 wells (263 net) in the West Texas area, of which 321 wells are operated by us. Average net daily production in Our West Texas Region in 2021 was 2,878 Boe. At December 31, 2021, we had 8,957 MBoe of proved reserves in the West Texas area, or 73% of our total proved reserves. We maintain an acreage position of approximately 17,228 gross (10,720 net) acres in the Permian Basin in West Texas, primarily in Reagan, Upton, Martin, and Midland counties and believe this acreage has significant resource potential for horizontal drilling in the Spraberry, Jo Mill, and Wolfcamp intervals. We operate a field service group in this region utilizing nine workover rigs, four hot oiler trucks, one kill truck, and two roustabout trucks. Services, including well service support, site preparation, and construction services for drilling and workover operations, are provided to third-party operators as well as utilized in our own operated wells and locations.
In the first half of 2022, the Company participated with 10.3% interest in the drilling of four
1.5-mile-long
horizontal wells in Irion County, Texas operated by SEM Operating Company, LLC. All four wells have been drilled and completed and are expected to start production in August of 2022.
In addition to the eight wells drilled in the first half of 2022, the Company has received proposals for 24 new horizontal wells in West Texas: fifteen planned for the second half of 2022 and eleven for the first quarter of 2023. In the fourth quarter of this year, we expect to participate with 27% interest in the drilling of five
2.5-mile-long
horizontal wells in Martin County, Texas with ConocoPhillips and to participate with 25% interest in the drilling of ten
2-mile-long
horizontals with Hibernia Energy III, LLC. In the first quarter of 2023, we anticipate the start of nine
2.5-mile-long
horizontals with BTA Oil Producers, LLC in Reagan County, and two
3-mile-long
horizontals with Apache Corporation in Upton County. The Company will participate with an average of approximately 42% interest in the BTA wells and 47% in the Apache wells. These proved undeveloped drilling plans were added in 2022 and therefore are not represented in the year-end
2021 reserves report.
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
At December 31, 2021, the Company had 159 Mboe of proved developed shut-in
reserves attributable to three horizontal wells drilled and completed in Canadian County, Oklahoma in December of 2021, but not yet online. Three of the four wells were successfully completed and online in January, 2022, while one well had completion issues and has been temporarily abandoned. Regarding the four drilled but uncompleted PUD wells in Grady County, Oklahoma noted in the paragraph above, reserves previously attributed to these wells were not included in the 2021 year-end
reserve report as the operator has no near-term plans for their completion.
In the first half of 2022, in our West Texas horizontal drilling program, we participated with 10.3% interest in the drilling of four horizontal wells with SEM Operating Company and have received proposals for an additional 24 horizontal wells, 15 of those to begin in the fourth quarter of this year. In total, the Company is likely to invest approximately $75 million in these 28 wells. In Oklahoma, thus far in 2022, the Company is participating for 9.38% interest with Ovintiv
Mid-Continent
in the drilling of four wells on our Bohlman tract in Canadian County, Oklahoma. These four wells and the four SEM wells in West Texas are anticipated to be online in August of this year. In the first quarter of 2023, we intent to participate with Apache in the drilling of two
3-mile-long
horizontals in Upton County, Texas and with BTA Oil Producers in the drilling of nine 2.5 mile-long horizontals in Reagan County, Texas. Additional drilling and future development plans will be established based on an expectation of available cash flows from operations and availability of funds under our revolving credit facility.
We employ technologies to establish proved reserves that have been demonstrated to provide consistent results capable of repetition. The technologies and economic data being used in the estimation of our proved reserves include, but are not limited to, electrical logs, radioactivity logs, geologic maps, production data, and well-test data. The estimated reserves of wells with sufficient production history are estimated using appropriate decline curves. Estimated reserves of producing wells with limited production history and for undeveloped locations are estimated using performance data from analogous wells in the area. These wells are considered analogous based on production performance from the same formation and with similar completion techniques.

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
Through the second quarter of 2022, the Company has participated with SEM Operating Company LLC in the drilling of four 7,900’ horizontal wells in Irion County, Texas with 10.3% interest, and participated with Ovintiv
Mid-Continent
Inc in the drilling of four 10,000’-long horizontal wells in Canadian County, Oklahoma with 9.38% interest. All eight of these wells are in the process of being completed and are expected to be producing in August of this year. An additional 15 wells are planned to begin development in the fourth quarter of 2022; five with ConocoPhillips, and ten with Hibernia Energy III. In the first quarter of 2023, we are planning the drilling of two horizontals in Upton County, Texas, with Apache Corporation and nine horizontals with BTA Oil Producers in Reagan County, Texas.
Since the start of our West Texas horizontal drilling program in 2015, we have participated in 81 wells and invested approximately $130 million in horizontal drilling in the Permian Basin. This includes the four wells currently in progress with SEM Operating Company in Irion County, Texas.
In Upton County, Texas, we are developing a contiguous 3,260 acre block with our joint venture partner, Apache Corporation. In this block the Company has 2,600 leasehold acres with interest between 14% and 56% depending on the particular lease and depth being developed. In 2018, eight successful wells were drilled horizontally by Apache Corporation in the Wolfcamp “B” of this block with the Company participating for 49% interest and this is believed to be full development of the Wolfcamp “B” reservoir. Together with Apache, we are planning development of the Upper Wolfcamp, Jo Mill, and Lower Spraberry reservoirs of this block. These shallower reservoirs have been proven-up
on our offset 1,300 acre Kashmir tract. It is expected that as many as 54 additional horizontals will be developed on this 3,260 acres in the near future. This development is estimated to cost approximately $370.6 million, with the Company’s share being approximately $170.8 million. Two
3-mile-long
horizontals have been slated for the first quarter of 2023. In addition to the 54 prospective wells to be drilled for these three reservoirs, a fourth target reservoir, the Middle Spraberry, is also prospective for future development. The potential of the Middle Spraberry on the 3,260 acre block is for 18 horizontal wells to be drilled and completed at a gross cost of approximately $126.3 million with the Company’s share being approximately $61.8 million. The actual number of wells that are eventually drilled as well as the cost and the timing of drilling will vary based upon many factors, including commodity market conditions.
In addition to the 3,260 acre block being developed, as described above, the Company has also been developing an offsetting 1,300 acre block in Upton County, Texas, with Apache Corporation as operator. In the second quarter of 2019 three horizontal wells were completed and brought on production from reservoirs above the Middle Wolfcamp: one in the Wolfcamp “A”, one in the Jo Mill, and one in the Lower Spraberry, confirming the economic viability of these reservoirs on our acreage. Prime holds 47.5% working interest in these reservoirs. As a result of the success of the initial three wells, nine additional horizontals followed and were completed in the third quarter of 2021. Our average 47.5% share of the cost of these nine horizontal wells was approximately $26.7 million in total. In addition to the Wolfcamp “A”, Jo Mill and Lower Spraberry, that are now considered fully developed on the tract, four locations in the Middle Spraberry will be considered for future development at an estimated gross cost of approximately $30.2 million with the Company’s share being approximately $14.2 million.
Also in the Permian Basin of West Texas, we are developing a 965 acre block with ConocoPhillips in Martin County, Texas. In 2016 and 2017, four horizontal wells were drilled, completed, and put on production. The Company owns 35% to 38% interest in this joint venture acreage where we have potential to drill as many as 36 additional wells.
As mentioned above, in West Texas, the Company is participating for 10.3% interest with SEM Operating Company in four 7,900’-long horizontal wells in Irion County, Texas. We anticipate an investment of $2.55 million in these wells and for them to begin production in August. Also planned for this year is the drilling of ten
2-mile-long
horizontals in Hibernia Energy, III, LLC, in Reagan County, Texas and the drilling of five 2.5 mile long horizontal wells with ConocoPhillips in Martin County. The Company intends to participate for approximately 25% interest in the ten wells with Hibernia and for 27% interest in the five wells with Connoco Phillips. Our expected investment in the drilling and completion of these wells is $32 million.

In Oklahoma, we are focused on development of our reserves in Canadian, Grady, Kingfisher, Garfield, Major, and Garvin counties where we have approximately 5,800 net leasehold acres in the Scoop/Stack Play. In 2019, we participated for an average of 4.6% interest with Newfield Exploration in twelve successful wells in Canadian County on our Slash and Wallace tracts. In 2021, we participated for 11.25% interest with Ovintiv
Mid-Continent
Inc. in four wells on our Peters tract, in Canadian County. Three of these wells were successfully completed in December 2021 and online in January 2022, while one well had completion issues and has been temporarily abandoned. At today’s product prices, payout of the Company’s $2.3 million investment in these four wells occurred in four months.
In April 2022, in Oklahoma, the Company and Ovintiv
Mid-Continent
began drilling four horizontal wells on our Bohlman tract in the same area as the successful Peters wells. All four of the Bohlman wells have been drilled, completed, and are flowing back. The Company is participating with 9.38% interest with an approximate investment $2.2 million
We believe our 5,800 net leasehold acres in Oklahoma have the resource potential to support the drilling of as many as 50 new horizontal wells based on an estimate of four wells per multi-section drilling unit: two in the Mississippian and two in the Woodford Shale. Should we choose to participate in future development, our share of the capital expenditures would be approximately $34.6 million at an average 10% ownership level; the Company will otherwise sell its rights for cash, or cash plus a royalty or working interest.
RESULTS OF OPERATIONS
2022 and 2021 Compared
We reported net income of $22.1 million, or $11.18 per share and $11 million, or $5.57 per share for the six and three months ended June 30, 2022, respectively, as compared to net losses of $3.9 million, or $1.93 per share and $2.4 million, or $1.20 per share for the six and three months ended June 30, 2021, respectively. Current year net income reflects increases in production and commodity price increases over the three and six months ended June 30, 2021, fluctuations in gains related to the sale of assets and changes related to the valuation of derivative instruments. The significant components of income and expense are discussed below.
Oil, gas and NGLs sales
increased $19.6 million, or 127.3% from $15.4 million for the three months ended June 30, 2021 to $34.9 million for the three months ended June 30, 2022, and $40.8 million, or 145.5% from $28.0 million for the six months ended June 30, 2021 to $68.8 million for the six months ended June 30, 2022.

The following tables summarizes the primary components of production volumes and average sales prices realized for the three and six months ended June 30, 2022 and 2021 (excluding realized gains and losses from derivatives).

		Six months ended June 30,
	2022	2021	Increase / (Decrease)	Increase / (Decrease)
Barrels of Oil Produced	508,000	328,000	180,000	54.9%
Average Price Received	$102.64	$60.77	$41.87	68.9%

Oil Revenue (In 000’s)	$52,143	$19,934	$32,209	161.6%

Mcf of Gas Sold	1,577,000	1,445,000	132,000	9.1%
Average Price Received	$5.35	$2.73	$2.62	96%

Gas Revenue (In 000’s)	$8,403	$3,950	$4,453	112.7%

Barrels of Natural Gas Liquids Sold	210,000	195,000	15,000	7.7%
Average Price Received	$39.40	$21.28	$18.12	85.2%

Natural Gas Liquids Revenue (In 000’s)	$8,273	$4,149	$4,124	99.4%

Total Oil & Gas Revenue (In 000’s)	$68,819	$28,033	$40,786	145.5%

		Three months ended June 30,
	2022	2021	Increase / (Decrease)	Increase / (Decrease)
Barrels of Oil Produced	235,000	165,000	70,000	42.4%
Average Price Received	$109.95	$64.63	$45.32	70.1%

Oil Revenue (In 000’s)	$25,838	$10,664	$15,174	142.3%

Mcf of Gas Sold	800,000	780,000	20,000	2.6%
Average Price Received	$5.86	$2.94	$2.92	99.3%

Gas Revenue (In 000’s)	$4,657	$2,292	$2,365	103.2%

Barrels of Natural Gas Liquids Sold	106,000	109,000	(3,000)	(2.8)%
Average Price Received	$41.72	$22.06	$19.66	89.1%

Natural Gas Liquids Revenue (In 000’s)	$4,422	$2,404	$2,018	83.9%

Total Oil & Gas Revenue (In 000’s)	$34,917	$15,360	$19,557	127.3%

Oil, Natural Gas and NGL Derivatives
We do not apply hedge accounting to any of our commodity based derivatives, thus changes in the fair market value of commodity contracts held at the end of a reported period, referred to as mark-to-market
adjustments, are recognized as unrealized gains and losses in the accompanying condensed consolidated statements of operations. As oil and natural gas prices remain volatile, mark-to-market
accounting treatment creates volatility in our revenues. The following table summarizes the results of our derivative instruments for the three and six months ended June 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
		($ in thousand)
Oil derivatives – realized losses	$(4,522)	$(484)	$(7,721)	$(636)
Oil derivatives – unrealized gains (losses)	1,951	(3,987)	(3,240)	(4,883)

Total losses on oil derivatives	$(2,571)	$(4,471)	$(10,961)	$(5,519)

Natural gas derivatives – realized losses	$(1,366)	$(217)	$(1,986)	$(277)
Natural gas derivatives – unrealized gains (losses)	982	(1,070)	(966)	(1,085)

Total losses on natural gas derivatives	$(384)	$(1,287)	$(2,952)	$(1,362)

Total losses on oil and natural gas derivatives	$(2,955)	$(5,758)	$(13,913)	$(6,881)

Prices received for the six months ended June 30, 2022 and 2021, respectively, including the impact of derivatives were:

	2022	2021
Oil Price	$87.44	$58.84
Gas Price	$4.09	$2.54
NGLS Price	$39.40	$21.28
Field service income
increased $1.3 million or 54.2% from $2.4 million for the second quarter 2021 to $3.7 million for the second quarter 2022 and increased $3.2 million, or 84.2% from $3.8 million for the six months ended June 30, 2021 to $7.0 million for the six months ended June 30, 2022. These changes reflect the increase in utilization and rates resulting from the oil and gas price increases during these periods. Workover rig services, hot oil treatments, saltwater hauling and disposal represent the bulk of our field service operations.
Lease operating expense
increased $4.8 million or 109.1% from $4.4 million for the second quarter 2021 to $9.2 million for the second quarter 2022 and increased $9.0 million or 101.1% from $8.9 million for the six months ended June 30, 2021 to $17.9 million for the six months ended June 30, 2022. This increase is primarily due to higher production taxes related to higher commodity prices during 2022 combined with workover expenses and lease operating expense related to higher lifting cost properties returned to production.
Field service expense
increased $1.7 million or 94.4% from $1.8 million for the second quarter 2021 to $3.5 million for the second quarter 2022 and increased $3.2 million, or 97.0% from $3.3 million for the six months ended June 30, 2021 to $6.5 million for the six months ended June 30, 2022. Field service expenses primarily consist of wages and vehicle operating expenses which have fluctuated during the three and six months ended June 30, 2022 compared with the same periods of 2021. These changes reflect the increase in utilization and rates resulting from the oil and gas price increases during these periods.
Depreciation, depletion, amortization and accretion on discounted liabilities increased $0.4 million, or 6.1% from $6.6 million for the second quarter 2021 to $7.0 million for the second quarter 2022 and $1.1 million, or 8.4% from $13.1 million for the six months ended June 30, 2021 to $14.2 million for the six months ended June 30, 2022. These increases reflect the change in the property basis combined with production increases in 2022.
General and administrative expense
increased $4.9 million, or 116.7% from $4.2 million for the six months ended June 30, 2021 to $9.1 million for the six months ended June 30, 2022, and increased $0.2 million, or 9.1% from $2.2 million for the three months ended June 30, 2021 to $2.4 million for the three months ended June 30, 2022. This increase in 2022 is primarily due to increased employee compensation and benefits.
Interest expense
decreased from $500 thousand for the second quarter 2021 to $150 thousand for the second quarter 2022 and from $1.0 million for the six months ended June 30, 2021 to $499 thousand for the six months ended June 30, 2022. This decrease reflects the increase in rates and lower current borrowings under our revolving credit agreement.
Income tax benefit
for the June 30, 2022 and 2021 periods varied due to the change in net income or loss for those periods.
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
Our primary sources of liquidity are cash generated from our operations, through our producing oil and gas properties, field services business and sales of acreage. Net cash provided by operating activities and proceeds from the sale of properties for the six months ended June 30, 2022 was $42.3 million, compared to $11.5 million in the prior year.
Excluding the effects of significant unforeseen expenses or other income, our cash flow from operations fluctuates primarily because of variations in oil and gas production and prices or changes in working capital accounts. Our oil and gas production will vary based on actual well performance but may be curtailed due to factors beyond our control7.

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

	2022	2023	2022	2023
Swap Agreements
Natural Gas (MMBTU)	591,000	254,000	$2.95	$3.60
Oil (barrels)	168,900	70,700	$61.66	$69.50
In the first quarter of 2022, the Company participated in the drilling of four wells with SEM Operating Company in Irion County, Texas for 10.3% interest and in April of this year began participating with Ovintiv
Mid-Continent
in four wells in Canadian County, Oklahoma with 9.38% interest. These eight wells have been completed and are expected to be on production in August of this year. In addition, the Company has received drilling proposals for an additional 24 horizontal wells to be drilled in West Texas with 15 of these slated to begin drilling this year. In total the Company is likely to invest approximately $77 million in these 32 wells. Additional drilling and future development plans will be established based on an expectation of available cash flows from operations and availability of funds under our revolving credit facility.
The Company maintains a Credit Agreement providing for a reserves-based line of credit totaling $300 million, with a current borrowing base of $75 million. As of August 15, 2022, the Company has no outstanding borrowings under this line. The bank reviews the borrowing base semi-annually and, at their discretion, may decrease or propose an increase to the borrowing base relative to a re-determined
estimate of proved oil and gas reserves. The next borrowing base review is scheduled for December 2022. Our oil and gas properties are pledged as collateral for the line of credit and we are subject to certain financial and operational covenants defined in the agreement. We are currently in compliance with these covenants and expect to be in compliance over the next twelve months. If we do not comply with these covenants on a continuing basis, the lenders have the right to refuse to advance additional funds under the facility and/or declare all principal and interest immediately due and payable. Our borrowing base may decrease as a result of lower natural gas or oil prices, operating difficulties, declines in reserves, lending requirements or regulations, the issuance of new indebtedness or for other reasons set forth in our revolving credit agreement. In the event of a decrease in our borrowing base due to declines in commodity prices or otherwise, our ability to borrow under our revolving credit facility may be limited and we could be required to repay any indebtedness in excess of the re-determined
borrowing base.
In the first quarter of 2022, the Company sold 1,809 net leasehold acres in Regan and Midland Counties, Texas through two transactions receiving gross proceeds of $14.0 million and retaining certain over-riding royalty interests.
In the second quarter of 2022, the Company sold 241 net acres in Canadian County, Oklahoma for proceeds of $845,000 and a retained over-riding royalty interest.
The majority of our capital spending is discretionary, and the ultimate level of expenditures will be dependent on our assessment of the oil and gas business environment, the number and quality of oil and gas prospects available, the market for oilfield services, and oil and gas business opportunities in general.
The Company has a stock repurchase program in place, spending under this program during the first six months of 2022 was $3.2 million. The Company expects continued spending under the stock repurchase program in 2022.

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
There were no changes in the Company’s internal control over financial reporting that occurred during the first six months of 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
None.

Item 1A.	RISK FACTORS
The Company is a smaller reporting company and no response is required pursuant to this Item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no sales of equity securities by the Company during the period covered by this report.

2022 Month	Number of Shares	Average Price Paid per share	Maximum Number of Shares that May Yet Be Purchased Under The Program at Month—End (1)
January	2,981	$76.21	144,740
February	5,948	$73.26	138,792
March	2,259	$75.36	136,533
April	3,426	$74.82	133,107
May	5,963	$82.37	127,144
June	18,855	$85.18	108,289

Total/Average	39,432	$80.82

(1)
In December 1993, we announced that the Board of Directors authorized a stock repurchase program whereby we may purchase outstanding shares of the common stock from time-to-time,
in open market transactions or negotiated sales. On October 31, 2012 and June 13, 2018, the Board of Directors of the Company approved an additional 500,000 and 200,000 shares respectively, of the Company’s stock to be included in the stock repurchase program. A total of 3,700,000 shares have been authorized, to date, under this program. Through June 30, 2022, a total of 3,593,811 shares have been repurchased under this program for $78,266,619 at an average price of $ 21.78 per share. Additional purchases of shares may occur as market conditions warrant. We expect future purchases will be funded with internally generated cash flow or from working capital.

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

10.22.6
FOURTH AMENDED AND RESTATED CREDIT AGREEMENT
dated as of July 5, 2022, is among PRIMEENERGY RESOURCES CORPORATION, a Delaware corporation (the “Borrower”), each of the Lenders from time to time party hereto and CITIBANK, N.A. (in its individual capacity, “Citibank”), as administrative agent for the Lenders (in such capacity, together with its successors in such capacity, the “Administrative Agent”).

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

PrimeEnergy Resources Corporation
(Registrant)

August 18, 2022	/s/ Charles E. Drimal, Jr.
(Date)	Charles E. Drimal, Jr.
President
Principal Executive Officer

/s/ Beverly A. Cummings
August 18, 2022	Beverly A. Cummings
Executive Vice President
Principal Financial Officer