Form 10-Q
period 2022-09-30
PRIMEENERGY RESOURCES CORP
filed 2022-11-21
CIK 56868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
of the Exchange Act).    Yes ☐    No ☒
The number of shares outstanding of each class of the Registrant’s Common Stock as of November 18, 2022 was: Common Stock, $0.10 par value 1,920,500 shares.

PrimeEnergy Resources Corporation

Index to Form 10-Q

September 30, 2022

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
PRIMEENERGY RESOURCES CORPORATION
C
ONDENSED
C
ONSOLIDATED
B
ALANCE
S
HEETS
– Unaudited
(Thousands of dollars)

	September 30, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$24,059	$10,347
Accounts receivable, net	16,943	14,208
Prepaid obligations	783	733
Other current assets	348	40

Total Current Assets	42,133	25,328
Property and Equipment
Oil and gas properties at cost	545,345	539,484
Less: Accumulated depletion and depreciation	(380,287)	(359,742)

	165,058	179,742

Field and office equipment at cost	28,013	27,080
Less: Accumulated depreciation	(23,041)	(22,159)

	4,972	4,921

Total Property and Equipment, Net	170,030	184,663
Derivative asset long-term and other assets	736	923

Total Assets	$212,899	$210,914

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$6,168	$7,282
Accrued liabilities	10,526	7,821
Due to related parties	113	52
Current portion of asset retirement and other long-term obligations	1,438	1,630
Derivative liability short-term	3,975	4,935

Total Current Liabilities	22,220	21,720
Long-Term Bank Debt	—	36,000
Asset Retirement Obligations	12,460	13,222
Derivative Liability Long-Term	—	650
Deferred Income Taxes	47,518	38,743
Other Long-Term Obligations	1,323	1,488

Total Liabilities	83,521	111,823
Commitments and Contingencies
Equity
Common stock, $.10 par value; 2022 and 2021: Authorized: 2,810,000 shares, outstanding 2022: 1,930,700 shares; outstanding 2021: 1,992,077 shares.	281	281
Additional paid-in capital	7,555	7,555
Retained earnings	164,181	128,902
Treasury stock, at cost; 2022: 879,300 shares; 2021: 817,923 shares	(42,639)	(37,647)

Total Equity	129,378	99,091

Total Liabilities and Equity	$212,899	$210,914

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION
C
ONDENSED
C
ONSOLIDATED
S
TATEMENTS
OF
O
PERATIONS
– Unaudited
Three and nine months ended September 30, 2022 and 2021
(Thousands of dollars, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Oil sales	$23,403	$10,442	$75,546	$30,376
Natural gas sales	6,359	3,998	14,762	7,948
Natural gas liquids sales	4,204	3,632	12,477	7,781
Realized (loss) on derivative instruments, net	(4,285)	(1,983)	(13,992)	(2,896)
Field service income	3,846	2,415	10,822	6,215
Unrealized gain (loss) on derivative instruments, net	6,124	(1,194)	1,918	(7,162)
Other income	—	1	29	30

Total Revenues	39,651	17,311	101,562	42,292
Costs and Expenses
Lease operating expense	8,679	6,396	26,613	15,298
Field service expense	3,005	2,925	9,545	6,180
Depreciation, depletion, amortization and accretion on discounted liabilities	7,732	6,883	21,931	19,990
General and administrative expense	2,453	1,984	11,543	6,183

Total Costs and Expenses	21,869	18,188	69,632	47,651
Gain on Sale and Exchange of Assets	494	5	15,330	111

Income (Loss) from Operations	18,276	(872)	47,260	(5,248)
Other Income (Expense)
Interest Income	8	—	8	—
Interest Expense	(253)	(462)	(752)	(1,469)

Income (Loss) Before Income Taxes	18,031	(1,334)	46,516	(6,717)
Income Taxes Expense (Benefit)	4,877	(186)	11,237	(1,700)

Net Income (Loss)	13,154	(1,148)	35,279	(5,017)
Less: Net Income Attributable to Non-Controlling Interests	—	15	—	4

Net Income (Loss) Attributable to PrimeEnergy	$13,154	$(1,163)	$35,279	$(5,021)

Basic Income (Loss) Per Common Share	$6.79	$(0.58)	$17.95	$(2.52)

Diluted Income (Loss) Per Common Share	$4.88	$(0.58)	$12.96	$(2.52)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION
C
ONDENSED
C
ONSOLIDATED
S
TATEMENTS
OF
E
QUITY
– Unaudited
Nine months Ended September 30, 2022 and 2021
(Thousands of dollars)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity – PrimeEnergy	Non- Controlling Interest	Total Equity
Balance at December 31, 2021	1,992,077	$281	$7,555	$128,902	$(37,647)	$99,091	$—	$99,091
Purchase 61,377 shares of Common stock	(61,377)	—	—	—	(4,992)	(4,992)	—	(4,992)
Net Income	—	—	—	35,279	—	35,279	—	35,279
Balance at September 30, 2022	1,930,700	$281	$7,555	$164,181	$(42,639)	$129,378	$—	$129,378

Balance at December 31, 2020	1,994,177	$281	$7,541	$126,804	$(37,502)	$97,124	$874	$97,998
Net (Loss) Income				(5,021)		(5,021)	4	(5,017)
Purchase of non- controlling interest	—	—	19	—	—	19	(25)	(6)

Balance at September 30, 2021	1,994,177	$281	$7,560	$121,783	$(37,502)	$92,122	$853	$92,975

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION
C
ONDENSED
C
ONSOLIDATED
S
TATEMENTS
OF
C
ASH
F
LOWS
–
Unaudited
Nine months ended September 30, 2022 and 2021
(Thousands of dollars)

	2022	2021
Cash Flows from Operating Activities:
Net Income (Loss)	$35,279	$(5,017)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion on discounted liabilities	21,931	19,990
Gain on sale of properties	(15,330)	(111)
Unrealized (gain) loss on derivative instruments, net	(1,918)	7,162
Provision for deferred income taxes	8,775	(1,700)
Changes in operating assets and liabilities:
Accounts receivable	(2,735)	(7,120)
Due to related parties	61	(4)
Other assets	(308)	(655)
Accounts payable	(1,114)	6,170
Accrued liabilities	2,705	109

Net Cash Provided by Operating Activities	47,346	18,824

Cash Flows from Investing Activities:
Capital expenditures	(7,972)	(11,301)
Proceeds from sale of properties and equipment	15,330	111

Net Cash Provided by (Used in) Investing Activities	7,358	(11,190)

Cash Flows from Financing Activities:
Purchase of stock for treasury	(4,992)	—
Purchase of non-controlling interests	—	(6)
Proceeds from long-term bank debt and other long-term obligations	—	3,000
Repayment of long-term bank debt and other long-term obligations	(36,000)	(8,000)

Net Cash (Used in) Financing Activities	(40,992)	(5,006)

Net Increase in Cash and Cash Equivalents	13,712	2,628
Cash and Cash Equivalents at the Beginning of the Period	10,347	996

Cash and Cash Equivalents at the End of the Period	$24,059	$3,624

Supplemental Disclosures:
Income taxes paid	$61	$—
Interest paid	$714	$1,384

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION
N
OTES
TO
C
ONDENSED
C
ONSOLIDATED
F
INANCIAL
S
TATEMENTS
September 30, 2022
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
for the year ended December 31, 2021. In the opinion of management, the accompanying interim condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, and the condensed consolidated statements of operations, equity and cash flows for the nine months ended September 30, 2022 and 2021.
As of September 30, 2022, PrimeEnergy’s significant accounting policies are consistent with those discussed in Note 1—Description of Operations and Significant Accounting Policies of its consolidated financial statements contained in PrimeEnergy’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2021. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation. The results for interim periods are not necessarily indicative of annual results. For purposes of disclosure in the condensed consolidated financial statements, subsequent events have been evaluated through the date the statements were issued and included in Footnote 2.
(2) Acquisitions and Dispositions:
In
 the first quarter of 2022, the Company sold
1,809
net leasehold acres in Reagan and Midland Counties, Texas through two separate transactions receiving gross proceeds of $
14.0
 million.
In
the second quarter of 2022, the Company sold
241
net acres in Canadian County, Oklahoma for $
845,000
.
In

the third quarter of 2022, the Company sold an additional
113
net acres in Canadian County, Oklahoma for $
423,700
.
On

November 14, 2022, the Company completed an acreage exchange of approximately 725 net acres in the Midland Basin creating a block of
1,200
contiguous acres. The Company entered into an agreement, including this acreage, to create a
2,560
-acre
AMI for the joint development of horizontal wells. As part of the agreement, the Company sold a portion of its interest in this acreage to the joint development partner for proceeds of $
16.1
 million.
(3) Additional Balance Sheet Information:
Certain balance sheet amounts are comprised of the following:

(Thousands of dollars)	September 30, 2022	December 31, 2021
Accounts Receivable:
Joint interest billing	$2,338	$1,902
Trade receivables	1,780	1,429
Oil and gas sales	13,095	11,154
Other	101	94

	17,314	14,579
Less: Allowance for doubtful accounts	(371)	(371)

Total	$16,943	$14,208

Accounts Payable:
Trade	$1,428	$2,390
Royalty and other owners	3,605	2,802
Partner advances	1,062	1,209
Other	73	881

Total	$6,168	$7,282

(Thousands of dollars)	September 30, 2022	December 31, 2021
Accrued Liabilities:
Compensation and related expenses	$4,211	$3,919
Property costs	3,011	2,901
Taxes	3,213	893
Other	91	108

Total	$10,526	$7,821

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
As of September 30, 2022 the Company had
 no borrowings outstanding under its current revolving credit facility.
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

Operating
 lease costs for the nine months ended September 30, 2022 were $
468
 thousand. Cash payments included in the operating lease costs for the nine months ended September 30, 2022 were $
499
 thousand. The remaining operating lease terms range between
6
to
30
months.
The Company amended certain leases for office space in Texas providing for remaining payments of $174,000 in 2022, $251,000 in 2023, $107,000 in 2024 and $27,000 in 2025.
Office
 space rent expense for the nine months ended September 30, 2022 and 2021 was $563,000 and $441,000, respectively.
The payment schedule for the Company’s operating lease obligations as of September 30, 2022 is as follows:

(Thousands of dollars)	Operating Leases
2022	174
2023	251
2024	107
2025	27

Total undiscounted lease payments	$559
Less: Amount associated with discounting	(54)

Net operating lease liabilities	$505

Asset Retirement Obligation:
A reconciliation of the liability for plugging and abandonment costs for the nine months ended September 30, 2022 is as follows:

(Thousands of dollars)	September 30, 2022
Asset retirement obligation at December 31, 2021	$14,295
Liabilities incurred	11
Liabilities settled	(1,276)
Accretion expense	503

Asset retirement obligation at September 30, 2022	$13,533

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
(7) Stock Options and Other Compensation:
In May 1989,
non-statutory
stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. At September 30, 2022 and 2021, remaining options held by two key executive officers on 767,500 shares were outstanding and exercisable at prices ranging from $1.00 to $1.25. According to their terms, the options have no expiration date.
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
The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021:

September 30, 2022	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2022
(Thousands of dollars)
Assets
Commodity derivative contracts	$—	$—	$308	$308

Total assets	$—	$—	$308	$308

Liabilities
Commodity derivative contracts	$—	$—	$(3,975)	$(3,975)

Total liabilities	$—	$—	$(3,975)	$(3,975)

December 31, 2021	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2021
(Thousands of dollars)
Assets
Commodity derivative contracts	$—	$—	$—	$—

Total assets	$—	$—	$—	$—

Liabilities

Total liabilities	$—	$—	$(5,585)	$(5,585)

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
The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the nine months ended September 30, 2022.

(Thousands of dollars)
Net Liabilities – December 31, 2021	$(5,585)
Total realized and unrealized (gains) losses:
Included in earnings (a)	(12,074)
Purchases, sales, issuances and settlements	13,992

Net Liabilities - September 30, 2022	$(3,667)

(a)	Derivative instruments are reported in revenues as realized gain/loss and on a separately reported line item captioned unrealized gain/loss on derivative instruments.

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
The following table sets forth the effect of derivative instruments on the consolidated balance sheets at September 30, 2022 and December 31, 2021:

		Fair Value
(Thousands of dollars)	Balance Sheet Location	September 30, 2022	December 31, 2021
Asset Derivatives:
Derivatives not designated as cash-flow hedging instruments:
Crude oil commodity contracts	Derivative asset short-term	$308	$—

Total		$308	$—

Liability Derivatives:
Derivatives not designated as cash-flow hedging instruments:
Crude oil commodity contracts	Derivative liability short-term	$(2,072)	$(3,992)
Natural gas commodity contracts	Derivative liability short-term	(1,903)	(943)
Crude oil commodity contracts	Derivative liability long-term	—	(490)
Natural gas commodity contracts	Derivative liability long-term	—	(160)

Total derivative instruments		$(3,975)	$(5,585)

Total derivative instruments		$(3,667)	$(5,585)

The following table sets forth the effect of derivative instruments on the consolidated statements of operations for the nine months ended September 30, 2022 and 2021:

		Amount of gain/loss recognized in income
(Thousands of dollars)	Location of gain/loss recognized in income	2022	2021
Derivatives not designated as cash-flow hedge instruments:
Natural gas commodity contracts	Unrealized (loss) on derivative instruments, net	$(800)	$(2,418)
Crude oil commodity contracts	Unrealized gain (loss) on derivative instruments, net	2,718	(4,744)
Natural gas commodity contracts	Realized (loss) on derivative instruments, net	(3,603)	(1,009)
Crude oil commodity contracts	Realized (loss) on derivative instruments, net	(10,389)	(1,887)

		$(12,074)	$(10,058)

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

	Nine Months Ended September 30,
	2022			2021
	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Loss (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount
Basic	$35,279	1,965,334	$17.95	$(5,021)	1,994,177	$(2.52)
Effect of dilutive securities:
Options (a)	—	757,218	—

Diluted	$35,279	2,722,522	$12.96	$(5,021)	1,994,177	$(2.52)

	Three Months Ended September 30,
	2022			2021
	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Loss (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount
Basic	$13,154	1,937,091	$6.79	$(1,163)	1,994,177	$(0.58)
Effect of dilutive securities:
Options (a)	—	757,815	—	—	—	—

Diluted	$13,154	2,694,906	$4.88	$(1,163)	1,994,177	$(0.58)

(a)	The effect of the 767,500 outstanding stock options is antidilutive for the nine and three months ended September 30, 2021 due to net loss for these periods.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist you in understanding our results of operations and our present financial condition. Our Condensed Consolidated Financial Statements and the accompanying Notes to the Condensed Consolidated Financial Statements included elsewhere in this Report contain additional information that should be referred to when reviewing this material.

OVERVIEW

We are an independent oil and natural gas company engaged in acquiring, developing, and producing oil and natural gas. We presently own producing and non-producing properties located primarily in Texas, and Oklahoma. We also own a 12.5% overriding royalty interest in over 30,000 acres in the state of West Virginia. We are currently not receiving revenue from this asset, as development has not begun. In addition, we own well-servicing equipment and, through a wholly owned offshore company, a 60-mile-long pipeline offshore on the shallow shelf of Texas not currently in use. We also hold a 33.3% interest in a limited partnership that owns a 138,000-square-foot retail shopping center on ten acres in Prattville, Alabama. There is currently no debt on the shopping center and it has approximately $500,000 of working capital on its balance sheet. All of our oil and gas properties and interests are located in the United States. Assets in our principal focus areas include mature properties with long-lived reserves and significant development opportunities, as well as, newer properties with development and exploration potential. We believe our balanced portfolio of assets positions us well for both the current commodity price environment and future potential upside as we develop our attractive resource opportunities. Our primary sources of liquidity are cash generated from our operations, our credit facility and existing cash on our balance sheet.

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

Our cash flows depend on many factors, including the price of oil and gas, the success of our acquisition and drilling activities, and the operational performance of our producing properties. We use derivative instruments to manage our commodity price risk. This practice may prevent us from receiving the full advantage of any increases in oil and gas prices above the maximum fixed amount specified in the derivative agreements and subjects us to the credit risk of the counterparties to such agreements. Since our derivative contracts are accounted for under mark-to-market accounting, we expect continued volatility in gains and losses on mark-to-market derivative contracts in our consolidated statement of operations as changes occur in the NYMEX price indices. Our existing derivative instruments expire in March of 2023 and at this time we do not intend to enter into future derivative contracts unless required for our bank line of credit.

Our financial results depend on many factors, particularly the price of natural gas and crude oil and our ability to market our production on economically attractive terms. Commodity prices are affected by many factors outside of our control, including changes in market supply and demand, which are impacted by weather conditions, pipeline capacity constraints, inventory storage levels, basis differentials and other factors. In addition, our realized prices are further impacted by our derivative and hedging activities when used to manage commodity price risk. As mentioned above, our existing contracts are set to expire in March of 2023 and we currently do not intend to use future derivative contracts unless required by our bank loan.

We derive our revenue and cash flow principally from the sale of oil, natural gas, and NGLs. As a result, our revenues are determined, to a large degree, by prevailing prices for crude oil, natural gas, and NGLs. We sell our oil and natural gas on the open market at prevailing market prices or through forward delivery contracts. Because some of our operations are located outside major markets, we are directly impacted by regional prices regardless of Henry Hub, WTI or other major market pricing. The market price for oil, natural gas, and NGLs is dictated by supply and demand; consequently, we cannot accurately predict or control the price we may receive for our oil, natural gas, and NGLs. Index prices for oil, natural gas, and NGL’s are higher than in the recent past, however, prices may be volatile and, consequently, we cannot determine with any degree of certainty what effect increases or decreases in these prices will have on our capital program, production volumes or revenue.

We are the operator of the majority of our developed and undeveloped acreage which is nearly all held by production. In the Permian Basin of West Texas and eastern New Mexico the Company maintains an acreage position of approximately 16,960 gross (10,640 net) acres, 96.5% of which is located in Reagan, Upton, Martin, and Midland counties of Texas where our current West Texas horizontal drilling activities are focused. We believe this acreage has significant resource potential in the Spraberry and Wolfcamp intervals for additional horizontal drilling that could support the drilling of as many as 250 additional horizontal wells. In Oklahoma we maintain an acreage position of approximately 47,120 gross (10,300 net) acres. Our Oklahoma horizontal development is focused primarily in Canadian, Kingfisher, Grady, and Garvin counties. We believe approximately 5,800 net acres in these counties hold significant additional resource potential that could support the drilling of as many as 50 new horizontal wells based on an estimate of four wells per multi-section drilling unit, two in the Mississippian and two in the Woodford Shale. Should we choose to participate with a working interest in future development, our share of these future capital expenditures would be approximately $34.6 million at an average 10% ownership level.

Future development plans are established based on various factors, including the expectation of available cash flows from operations and availability of funds under our revolving credit facility.

District Information

The following table represents certain reserves and well information as of December 31, 2021.

Proved Reserves as of December 31, 2021 (MBoe)	Gulf Coast	Mid- Continent	West Texas	Other	Total
Developed	906	2,383	8,957	6	12,252
Undeveloped Total	—	—	—	—	—
Average Net Daily Production (Boe per day)	336	747	2,878	3	3,964
Gross Productive Wells (Working Interest and ORRI Wells)	207	549	576	200	1,532
Gross Productive Wells (Working Interest Only)	189	400	530	88	1,207
Net Productive Wells (Working Interest Only)	105	189	263	6	564
Gross Operated Productive Wells	137	195	321	—	653
Gross Operated Water Disposal, Injection and Supply wells	7	44	6	—	57

In several of our producing regions we have field service groups to service our operated wells and locations as well as third-party operators. These services consist of well service support, site preparation and construction services for drilling and workover operations. Our operations are performed utilizing workover or swab rigs, water transport trucks, saltwater disposal facilities, various land excavating equipment and trucks we own and that are operated by our field employees.

Gulf Coast Region

Our activities in the Gulf Coast region are primarily production and development of our existing operated properties concentrated in east and southeast Texas. This region is managed from our office in Houston, Texas. Principal producing intervals are in the Wilcox, San Miguel, Olmos, and Yegua formations at depths ranging from 3,000 to 12,500 feet. As of December 31, 2021, we had 207 producing wells (105 net) in the Gulf Coast region, of which 137 wells are operated by us. The Average net daily production in our Gulf Coast Region in 2021 was 336 Boe. At December 31, 2021, we had 906 MBoe of proved reserves in the Gulf Coast region, which represented 7% of our total proved reserves. We maintain an acreage position of over 10,700 gross (3,215 net) acres in this region, primarily in Dimmit and Polk counties. We operate a field service group in this region from a field office in Carrizo Springs, Texas utilizing four workover rigs, twenty-three water transport trucks, two saltwater disposal wells and several trucks and excavating equipment. Services including well service support, site preparation and construction services for drilling and workover operations are provided to third-party operators as well as utilized in our own operated wells and locations. The Company also owns, through its wholly-owned offshore company, a 60-mile-long pipeline on the shallow shelf of Texas that is currently idle but may someday have value. As of September 30, 2022, the Gulf Coast region has no operated wells in the process of being drilled, no waterfloods in the process of being installed and no other related activities of material importance.

Mid-Continent Region

Our Mid-Continent activities are concentrated in central Oklahoma. This region is managed from our office in Oklahoma City, Oklahoma. As of December 31, 2021, we had 549 producing wells (189 net) in the Mid-Continent area, of which 195 wells are operated by us. Principal producing intervals are in the Roberson, Avant, Skinner, Sycamore, Bromide, McLish, Hunton, Mississippian, Oswego, Red Fork, and Chester formations at depths ranging from 1,100 to 10,500 feet. Average net daily production in our Mid-Continent Region in 2021 was 747 Boe. On December 31, 2021, we had 2,383 MBoe of proved reserves in the Mid-Continent area, representing 20% of our total proved reserves. We maintain an acreage position of approximately 47,120 gross (10,300 net) acres in this region, primarily in Canadian, Kingfisher, Grant, Major, and Garvin counties. Our Mid-Continent region is actively participating with third-party operators in the horizontal development of lands that include Company owned interests in several counties in the Stack and Scoop plays of Oklahoma where drilling primarily targets reservoirs of the Mississippian and Woodford formations.

In the first half of 2022, in the Mid-Continent region, the Company participated with 9.38% interest in the drilling of four horizontal wells in Canadian County, Oklahoma operated by Ovintiv Mid-Continent Inc. All four wells have been completed and are online as of August 1st. The resulting production is an addition to our 2021 year-end proved producing reserve base. The Company divested of 354 non-strategic acres in Canadian County, year-to-date, with proceeds of $1.269 million.

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

As of December 31, 2021, we had 576 wells (263 net) in the West Texas area, of which 321 wells are operated by us. The average net daily production in Our West Texas Region in 2021 was 2,878 Boe. On December 31, 2021, we had 8,957 MBoe of proved reserves in the West Texas area, or 73% of our total proved reserves. We maintain an acreage position of approximately 16,960 gross (10,640 net) acres in the Permian Basin in West Texas, primarily in Reagan, Upton, Martin, and Midland counties, and believe this acreage has significant resource potential for horizontal drilling in the Spraberry, Jo Mill, and Wolfcamp intervals. We operate a field service group in this region utilizing nine workover rigs, four hot oiler trucks, one kill truck, and two roustabout trucks. Services, including well service support, site preparation, and construction services for drilling and workover operations, are provided to third-party operators as well as utilized for our operated wells and locations.

In the first half of 2022, the Company participated with 10.3% interest in the drilling of four 1.5-mile-long horizontal wells in Irion County, Texas operated by SEM Operating Company, LLC. All four wells have been drilled and completed and began production in early August.

In the fourth quarter of 2022, the Company completed an acreage exchange agreement with a large independent oil & gas operator to exchange approximately 725 net acres in the Midland Basin. In combination with existing acreage, this newly acquired acreage results in the Company having 100% working interest in approximately 1,200 contiguous acres and therefore the ability to efficiently and cost-effectively develop the Wolfcamp formation and other prospective reservoirs through 2-mile-long horizontal laterals.

Along with the 1,200 contiguous acres created from the acreage exchange, the Company has completed an agreement with a separate prominent independent oil & gas operator to create a 2,560-acre AMI for the joint development of horizontal wells. As part of the agreement, the Company has divested of a portion of its interest to operator for $16.1 million with the ability to acquire additional acreage from the operator located within the AMI. These exchanges should result in an approximately 50/50 ownership of the development with the operator. This newly formed 2,560 acreage-block will allow the Company to reinvest approximately $90 million of its cash flow in the drilling of as many as 18 new wells in a very promising area of the Wolfcamp and Spraberry horizontal trend.

In the fourth quarter of this year, we plan to participate with 20.8% interest in the drilling of five 2.5-mile-long horizontal wells in Martin County, Texas operated by ConocoPhillips, and to participate with 25% interest in the drilling of ten 2-mile-long horizontals in Reagan County, Texas with Hibernia Energy III, LLC.    In the first quarter of 2023, BTA Oil Producers, LLC has indicated plans to drill nine 2.5-mile-long horizontals in Reagan County, Texas in which the Company will have an average 42 % interest. In addition, we plan to participate for 47% interest in two 3-mile-long horizontals with Apache Corporation in Upton County.    In total, the Company will invest approximately $87 million in these 26 new wells with completions expected in the Spring of 2023 and all to be on production by mid-year 2023.

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

	Reserve Category
	Proved Developed				Proved Undeveloped				Total
As of December 31,	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf)	Total (MBoe)	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf)	Total (MBoe)	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf)	Total (MBoe)
2019	4,381	2,914	19,995	10,628	1,833	1,017	4,547	3,608	6,214	3,931	24,542	14,235
2020	2,684	2,258	13,633	7,214	1,784	787	3,897	3,221	4,468	3,045	17,530	10,435
2021	5,386	2,882	23,902	12,252	—	—	—	—	5,386	2,882	23,902	12,252

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

During 2022, in our West Texas horizontal drilling program, we participated with 10.3% interest in the drilling of four horizontal wells with SEM Operating Company and have received proposals for an additional 24 horizontal wells, 15 of those to begin in the fourth quarter of this year. In total, the Company is likely to invest approximately $75 million in these 28 wells. In Oklahoma, thus far in 2022, the Company is participating for 9.38% interest with Ovintiv Mid-Continent in the drilling of four wells on our Bohlman tract in Canadian County, Oklahoma. These four wells and the four SEM wells in West Texas were placed in production during August of this year. In the first quarter of 2023, we intent to participate with Apache in the drilling of two 3-mile-long horizontals in Upton County, Texas and with BTA Oil Producers in the drilling of nine 2.5 mile-long horizontals in Reagan County, Texas. Additional drilling and future development plans will be established based on an expectation of available cash flows from operations and availability of funds under our revolving credit facility.

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

Natural gas prices, based on the twelve-month average of the first of the month Henry Hub index price, were $3.598 per MMBtu in 2021 as compared to $1.985 per MMBtu in 2020, and $2.581 per MMBtu in 2019. Through November 1, 2022, the twelve-month average of the first of the month Henry Hub index price is $6.166 per MMBtu. Oil prices, based on the NYMEX first of the month average price, were $66.56 per barrel in 2021 as compared to $39.57 per barrel in 2020, and $55.69 per barrel in 2019. Through November 1, 2022, the NYMEX first of the month average price was $92.37. Since January 1, 2021, we have not filed any estimates of our oil and gas reserves with, nor were any such estimates included in any reports to, any federal authority or agency, other than the Securities and Exchange Commission.

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

In the second quarter of 2022, the Company participated with SEM Operating Company LLC in the drilling of four 7,900’ horizontal wells in Irion County, Texas with 10.3% interest. These four wells began their production in August. Also in the second quarter of 2022, the Company participated in the drilling of four 10,000’-long horizontal wells in Canadian County, Oklahoma with 9.38% interest. These four wells, operated by Ovintiv Mid-Continent, were also put into production in early August of this year. In the fourth quarter of this year another fifteen wells are planned to be spud.

Since the start of our West Texas horizontal drilling program in 2015, we have participated in 81 wells and invested approximately $130 million in horizontal drilling in the Permian Basin. This includes the four wells currently in progress with SEM Operating Company in Irion County, Texas.

In Upton County, Texas, we are developing a contiguous 3,260-acre block with our joint venture partner, Apache Corporation. In this block the Company has 2,600 leasehold acres with interest between 14% and 56% depending on the particular lease and depth being developed. In 2018, eight successful wells were drilled horizontally by Apache Corporation in the Wolfcamp “B” of this block with the Company participating for 49% interest and this is believed to be full development of the Wolfcamp “B” reservoir. Together with Apache, we are planning development of the Upper Wolfcamp, Jo Mill, and Lower Spraberry reservoirs of this block. These shallower reservoirs have been proven-up on our offset 1,300-acre Kashmir tract. It is expected that as many as 36 additional horizontals will be developed on this 3,260-acres in the near future. This development is estimated to cost approximately $387.0 million, with the Company’s share being approximately $174.4 million. Two 3-mile-long horizontals have been slated for the first quarter of 2023. In addition to the 36 prospective wells to be drilled for these three reservoirs, a fourth target reservoir, the Middle Spraberry, is also prospective for future development. The potential of the Middle Spraberry on the 3,260-acre block is for 12 horizontal wells to be drilled and completed at a gross cost of approximately $138.0 million with the Company’s share being approximately $63.0 million. The actual number of wells that are eventually drilled as well as the cost and the timing of drilling will vary based upon many factors, including commodity market conditions.

In addition to the 3,260-acre block being developed, as described above, the Company has also been developing an offsetting 1,300-acre block in Upton County, Texas, with Apache Corporation as operator. In the second quarter of 2019 three horizontal wells were completed and brought on production from reservoirs above the Middle Wolfcamp: one in the Wolfcamp “A”, one in the Jo Mill, and one in the Lower Spraberry, confirming the economic viability of these reservoirs on our acreage. Prime holds 47.5% working interest in these reservoirs. As a result of the success of the initial three wells, nine additional horizontals followed and were completed in the third quarter of 2021. Our average 47.5% share of the cost of these nine horizontal wells was approximately $26.7 million in total. In addition to the Wolfcamp “A”, Jo Mill and Lower Spraberry, that are now considered fully developed on the tract, four locations in the Middle Spraberry will be considered for future development at an estimated gross cost of approximately $40.0 million with the Company’s share being approximately $18.8 million.

Also in the Permian Basin of West Texas, we are developing a 965-acre block with ConocoPhillips in Martin County, Texas. In 2016 and 2017, four horizontal wells were drilled, completed, and put on production. The Company owns 35% to 38% interest in this joint venture acreage where we have the potential to drill as many as 36 additional wells.

As mentioned above, in West Texas, the Company participated for 10.3% interest with SEM Operating Company in four 7,900’-long horizontal wells in Irion County, Texas. We anticipate an investment of $2.55 million in these wells which have been producing since August. Also planned for this year is the drilling of ten 2-mile-long horizontals in Hibernia Energy, III, LLC, in Reagan County, Texas and the drilling of five 2.5-mile-long horizontal wells with ConocoPhillips in Martin County. The Company intends to participate for approximately 25% interest in the ten wells with Hibernia and for 20.8% interest in five wells with Conoco Phillips. Our expected investment in the drilling and completion of these wells is $36.3 million.

In the fourth quarter of 2022, the Company completed an acreage exchange agreement with a large independent oil & gas operator to exchange approximately 725 net acres in the Midland Basin. In combination with existing acreage, this newly acquired acreage results in the Company having 100% working interest in approximately 1,200 contiguous acres and therefore the ability to efficiently and cost-effectively develop the Wolfcamp formation and other prospective reservoirs through 2-mile-long horizontal laterals.

Along with the 1,200 contiguous acres created from the acreage exchange, the Company has completed an agreement with a separate prominent independent oil & gas operator to create a 2,560-acre AMI for the joint development of horizontal wells. As part of the agreement, the Company has divested of a portion of its interest to operator for $16.1 million with the ability to acquire additional acreage from the operator located within the AMI. These exchanges should result in an approximately 50/50 ownership of the development with the operator. This newly formed 2,560 acreage-block will allow the Company to reinvest approximately $90 million of its cash flow in the drilling of as many as 18 new wells in a very promising area of the Wolfcamp and Spraberry horizontal trend.

In Oklahoma, we are focused on the development of our reserves in Canadian, Grady, Kingfisher, Garfield, Major, and Garvin counties where we have approximately 5,800 net leasehold acres in the Scoop/Stack Play. In 2019, we participated for an average of 4.6% interest with Newfield Exploration in twelve successful wells in Canadian County on our Slash and Wallace tracts. In 2021, we participated for 11.25% interest with Ovintiv Mid-Continent Inc. in four wells on our Peters tract, in Canadian County. Three of these wells were successfully completed in December 2021 and online in January 2022, while one well had completion issues and has been temporarily abandoned. At today’s product prices, payout of the Company’s $2.3 million investment in these four wells occurred in four months.

In April 2022, in Oklahoma, the Company and Ovintiv Mid-Continent began drilling four horizontal wells on our Bohlman tract in the same area as the successful Peters wells. All four of the Bohlman wells have been drilled, completed, and were placed on production in early August.. The Company is participating with 9.38% interest in these wells with an approximate investment $2.45 million. In May, we sold 241 acres in Canadian County, Oklahoma for proceeds of $845,000, and in August another 113 acres for $423,700. Both of these sales were of non-strategic acreage and the Company retained its interest in existing wells and a small overriding royalty interest in future development.

We believe our 5,800 net leasehold acres in Oklahoma have the resource potential to support the drilling of as many as 50 new horizontal wells based on an estimate of four wells per multi-section drilling unit: two in the Mississippian and two in the Woodford Shale. Should we choose to participate in future development, our share of the capital expenditures would be approximately 34.6 million at a 10% ownership level; the Company will otherwise sell its rights for cash or cash plus a royalty or working interest.

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

Our primary sources of liquidity are cash generated from our operations, through our producing oil and gas properties, field services business and sales of acreage. Net cash provided by operating activities and proceeds from the sale of properties for the nine months ended September 30, 2022 was $47.3 million, compared to $18.8 million in the prior period.

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

	2022	2023	2022	2023
Swap Agreements
Natural Gas (MMBTU)	279,000	254,000	$	$3.60
Oil (barrels)	79,300	70,700	$	$69.50

In the first quarter of 2022, the Company participated in the drilling of four wells with SEM Operating Company in Irion County, Texas for 10.3% interest and in April of this year began participating with Ovintiv Mid-Continent in four wells in Canadian County, Oklahoma with 9.38% interest.

These eight wells have been completed and were put on production in early August. In addition, the Company has received drilling proposals for an additional 26 horizontal wells to be drilled in West Texas with 15 of these slated to begin drilling this year. In total, the Company is likely to invest approximately $86 million in these 26 wells. Additional drilling and future development plans will be established based on an expectation of available cash flows from operations and availability of funds under our revolving credit facility.

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

In the first quarter of 2022, the Company sold 1,809 net leasehold acres in Reagan and Midland Counties, Texas through three transactions receiving gross proceeds of $14.1 million and retaining certain over-riding royalty interests.

In the second quarter of 2022, the Company sold 241 net acres in Canadian County, Oklahoma for proceeds of $845,000 and a retained over-riding royalty interest.

In the third quarter of 2022, the Company sold an additional 113 net acres in Canadian County, Oklahoma for $423,700.

In November of 2022, the Company completed an acreage exchange with a large independent oil & gas operator to exchange approximately 725 net acres in the Midland Basin. When combined with currently held acreage, this acreage exchange results in the Company having 100% working interest in approximately 1,200 contiguous acres and therefore the ability to efficiently and cost-effectively develop the Wolfcamp and other prospective reservoirs through 2-mile-long horizontal laterals. In addition to this exchange, the Company has completed an agreement with a separate prominent independent oil & gas operator to create a 2,560-acre AMI for the joint development of horizontal wells. As part of the plan, the Company has divested a portion of its interest to the operator for $16.1 million and has the right to acquire additional acreage from the operator within the AMI. These exchanges should result in an approximate 50/50 ownership of the AMI development with the operator. This newly formed 2,560 acreage block will allow the Company to reinvest approximately $90 million of its cash flow in the drilling of as many as 18 new wells in a very promising area of the Wolfcamp and Spraberry horizontal trend.

The majority of our capital spending is discretionary, and the ultimate level of expenditures will be dependent on our assessment of the oil and gas business environment, the number and quality of oil and gas prospects available, the market for oilfield services, and oil and gas business opportunities in general.

The Company has a stock repurchase program in place, spending under this program during the first nine months of 2022 was $5.0 million. The Company expects continued spending under the stock repurchase program in 2022.

RESULTS OF OPERATIONS

2022 and 2021 Compared

We reported net income of $35.3 million, or $17.95 per share and $13.2 million, or $6.79 per share for the nine and three months ended September 30, 2022, respectively, as compared to net losses of $1.2 million, or $(0.58) per share and $5.0 million, or $(2.52) per share for the three and nine months ended September 30, 2021, respectively. Current year net income reflects increases in production and commodity price increases over the three and nine months ended September 30, 2022, fluctuations in gains related to the sale of assets and changes related to the valuation of derivative instruments. The significant components of income and expense are discussed below.

Oil, gas and NGLs sales increased $15.9 million, or 87.8% from $18.1 million for the three months ended September 30, 2021 to $34.0 million for the three months ended September 30, 2022, and $56.7 million, or 122.9% from $46.1 million for the nine months ended September 30, 2021 to $102.8 million for the nine months ended September 30, 2022

The following tables summarizes the primary components of production volumes and average sales prices realized for the three and nine months ended September 30, 2022 and 2021 (excluding realized gains and losses from derivatives).

		Nine months ended September 30,
	2022	2021	Increase / (Decrease)	Increase / (Decrease)
Barrels of Oil Produced	752,500	480,000	272,500	56.8%
Average Price Received	$100.39	$63.28	$37.11	58.6%

Oil Revenue (In 000’s)	$75,546	$30,376	$45,170.00	148.7%

Mcf of Gas Sold	2,456,800	2,395,000	61,800	2.6%
Average Price Received	$6.01	$3.32	$2.69	81.0%

Gas Revenue (In 000’s)	$14,762	$7,948	$6,814.00	85.7%

Barrels of Natural Gas Liquids Sold	332,400	298,000	34,400	11.5%
Average Price Received	$37.54	$26.11	$11.43	43.8%

Natural Gas Liquids Revenue (In 000’s)	$12,477	$7,781	$4,696	60.4%

Total Oil & Gas Revenue (In 000’s)	$102,785	$46,105	$56,680	122.9%

		Three months ended September 30,
	2022	2021	Increase / (Decrease)	Increase / (Decrease)
Barrels of Oil Produced	244,500	152,000	92.500	60.9%
Average Price Received	$95.72	$68.70	$27.02	39.3%

Oil Revenue (In 000’s)	$23,403	$10.442	$12,961	124.1%

Mcf of Gas Sold	879,800	950,000	(70,200)	(7.39)%
Average Price Received	$7.23	$4.21	$3.02	71.7%

Gas Revenue (In 000’s)	$6,359	$3,998	$2,361	59.1%

Barrels of Natural Gas Liquids Sold	122,400	103,000	19,400	18.8%
Average Price Received	$34.35	$35.26	$(0.91)	(2.59)%

Natural Gas Liquids Revenue (In 000’s)	$4,204	$3,632	$572	15.7%

Total Oil & Gas Revenue (In 000’s)	$33,966	$18,072	$15,894	87.9%

Oil, Natural Gas and NGL Derivatives We do not apply hedge accounting to any of our commodity-based derivatives, thus changes in the fair market value of commodity contracts held at the end of a reported period, referred to as mark-to-market adjustments, are recognized as unrealized gains and losses in the accompanying condensed consolidated statements of operations. As oil and natural gas prices remain volatile, mark-to-market accounting treatment creates volatility in our revenues.

Field service income increased $1.4 million or 58.3% from $2.4 million for the third quarter 2021 to $3.8 million for the third quarter 2022 and increased $4.6 million, or 74.2% from $6.2 million for the nine months ended September 30, 2021 to $10.8 million for the nine months ended September 30, 2022. These changes reflect the increase in utilization and rates resulting from the oil and gas price increases during these periods. Workover rig services, hot oil treatments, saltwater hauling and disposal represent the bulk of our field service operations.

Lease operating expense increased $2.3 million or 35.9% from $6.4 million for the third quarter 2021 to $8.7 million for the third quarter 2022 and increased $11.3 million or 73.9% from $15.3 million for the nine months ended September 30, 2021 to $26.6 million for the nine months ended September 30, 2022. This increase is primarily due to higher production taxes related to higher commodity prices during 2022 combined with workover expenses and lease operating expense related to higher lifting cost properties returned to production as commodity prices increased.

Field service expense increased $0.1 million or 3.4% from $2.9 million for the third quarter 2021 to $3.0 million for the third quarter 2022 and increased $3.3 million, or 53.2% from $6.2 million for the nine months ended September 30, 2021 to $9.5 million for the nine months ended September 30, 2022. Field service expenses primarily consist of wages and vehicle operating expenses which have fluctuated during the three and nine months ended September 30, 2022 compared with the same periods of 2021. These changes reflect the increase in utilization resulting from the oil and gas price increases during these periods.

Depreciation, depletion, amortization and accretion on discounted liabilities increased $0.8 million, or 11.6% from $6.9 million for the third quarter 2021 to $7.7 million for the third quarter 2022 and $1.9 million, or 9.5% from $20.0 million for the nine months ended September 30, 2021 to $21.9 million for the nine months ended September 30, 2022. These increases reflect the change in the property basis combined with production increases in 2022.

General and administrative expense increased $5.3 million, or 85.5% from $6.2 million for the nine months ended September 30, 2021 to $11.5 million for the nine months ended September 30, 2022, and increased $0.5 million, or 25.0% from $2.0 million for the three months ended September 30, 2021 to $2.5 million for the three months ended September 30, 2022. This increase in 2022 is primarily due to increased employee compensation and benefits.

Interest expense decreased from $0.5 million for the third quarter 2021 to $0.3 million for the third quarter 2022 and from $1.5 million for the nine months ended September 30, 2021 to $0.8 million for the nine months ended September 30, 2022. This decrease reflects the increase in rates and reduced borrowings under our revolving credit agreement.

Income tax benefit/expense for the September 30, 2022 and 2021 periods varied due to the change in net income or loss for those periods.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the first nine months of 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	RISK FACTORS

The Company is a smaller reporting company and no response is required pursuant to this Item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities by the Company during the period covered by this report.

During the nine months ended September 30, 2022, the Company purchased the following shares of common stock as treasury shares.

2022 Month	Number of Shares	Average Price Paid per share	Maximum Number of Shares that May Yet Be Purchased Under The Program at Month—End (1)
January	2,981	$76.21	144,740
February	5,948	$73.26	138,792
March	2,259	$75.36	136,533
April	3,426	$74.82	133,107
May	5,963	$82.37	127,144
June	18,855	$85.18	108,289
July	15,645	$79.68	92,644
August	5,500	$87.99	87,144
September	800	$92.80	86,344

Total/Average	61,377	$81,33

(1)

In December 1993, we announced that the Board of Directors authorized a stock repurchase program whereby we may purchase outstanding shares of the common stock from time-to-time, in open market transactions or negotiated sales. On October 31, 2012 and June 13, 2018, the Board of Directors of the Company approved an additional 500,000 and 200,000 shares respectively, of the Company’s stock to be included in the stock repurchase program. A total of 3,700,000 shares have been authorized, to date, under this program. Through September 30, 2022, a total of 3,615,756 shares have been repurchased under this program for $78,266,619 at an average price of $22,15 per share. Additional purchases of shares may occur as market conditions warrant. We expect future purchases will be funded with internally generated cash flow or from working capital.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	RESERVED

Item 5.	OTHER INFORMATION

Non

Item 6.	EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit No.

3.1	Certificate of Incorporation of PrimeEnergy Resources Corporation, as amended and restated of December 21, 2018, (filed as Exhibit 3.1 of PrimeEnergy Resources Corporation Form 8-K on December 27, 2018, and incorporated herein by reference).

3.2	Bylaws of PrimeEnergy Resources Corporation as amended and restated as of April 24, 2020 (filed as Exhibit 3.2 of PrimeEnergy Resources Corporation Form 8-K on April 27, 2020 and incorporated herein by reference).

10.18	Composite copy of Non-Statutory Option Agreements (Incorporated by reference to Exhibit 10.18 of PrimeEnergy Resources Corporation Form 10-K for the year ended December 31, 2004).

10.22.6	FOURTH AMENDED AND RESTATED CREDIT AGREEMENT dated as of July 5, 2022, is among PRIMEENERGY RESOURCES CORPORATION, a Delaware corporation (the “Borrower”), each of the Lenders from time to time party hereto and CITIBANK, N.A. (in its individual capacity, “Citibank”), as administrative agent for the Lenders (in such capacity, together with its successors in such capacity, the “Administrative Agent”) (filed as exhibit 10.22.6 of PrimeEnergy Resources Corporation Form 10-Q for the Quarter Ended June 30 2022, and incorporated by reference).

14	PrimeEnergy Resources Corporation Code of Business Conduct and Ethics, as amended December 16, 2011 (Incorporated by reference to Exhibit 14 of PrimeEnergy Resources Corporation Form 10-K for the year ended December 31, 2011).

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	Inline XBRL (eXtensible Business Reporting Language) Instance Document (filed herewith)

101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMEENERGY RESOURCES CORPORATION

Dated: November 21, 2022	By:	/s/ Charles E. Drimal, Jr.
Charles E. Drimal, Jr.
Chairman, President