Form 10-K
period 2022-12-31
PRIMEENERGY RESOURCES CORP
filed 2023-04-17
CIK 56868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
(
713)
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
The aggregate market value of the voting stock of the Registrant held by non-affiliates,
computed by reference to the average bid and asked price of such common equity as of the last business day of the Registrant’s most recently completed second fiscal quarter, was $59,992,464.
The number of shares outstanding of each class of the Registrant’s Common Stock as of April 10, 2023 was 1,867,500 Common Stock, $0.10 par value.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s proxy statement to be furnished to stockholders in connection with its Annual Meeting of Stockholders to be held on June 7, 2023, are incorporated by reference in Part III hereof.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements that involve risks and uncertainties. When used in this document, the words “believes,” “plans,” “expects,” “anticipates,” “forecasts,” “models,” “intends,” “continue,” “may,” “will,” “could,” “should,” “future,” “potential,” “estimate,” or the negative of such terms and similar expressions as they relate to the Company are intended to identify forward-looking statements, which are generally not historical in nature. The forward-looking statements are based on the Company’s current expectations, assumptions, estimates and projections about the Company and the industry in which the Company operates. Although the Company believes that the expectations and assumptions reflected in the forward-looking statements are reasonable as and when made, they involve risks and uncertainties that are difficult to predict and, in many cases, beyond the Company’s control. In addition, the Company may be subject to currently unforeseen risks that may have a materially adverse effect on it. These risks and uncertainties include, among other things, volatility of commodity prices; product supply and demand; the impact of armed conflict (including the war in Ukraine) and political instability on economic activity and oil and gas supply and demand; competition; the ability to obtain drilling, environmental and other permits and the timing thereof; the effect of future regulatory or legislative actions on the Company or the industry in which it operates, including potential changes to tax laws; the ability to obtain approvals from third parties and negotiate agreements with third parties on mutually acceptable terms; potential liability resulting from pending or future litigation; the costs, including the potential impact of cost increases due to inflation and supply chain disruptions, and results of development and operating activities; the impact of a widespread outbreak of an illness, such as the COVID-19 pandemic, on global and U.S. economic activity, oil and gas demand, and global and U.S. supply chains; the risk of new restrictions with respect to development activities, including potential changes to regulations resulting in limitations on the Company’s ability to dispose of produced water; availability of equipment, services, resources and personnel required to perform the Company’s development and operating activities; access to and availability of transportation, processing, fractionation, refining, storage and export facilities; the Company’s ability to replace reserves, implement its business plans or complete its development activities as scheduled; access to and cost of capital; the financial strength of counterparties to the Company’s credit facility, derivative contracts, and purchasers of the Company’s oil, NGL and gas production; uncertainties about estimates of reserves, identification of drilling locations and the ability to add proved reserves in the future; the assumptions underlying forecasts, including forecasts of production, operating cash flow, well costs, capital expenditures, rates of return, expenses; tax rates; quality of technical data; environmental and weather risks, including the possible impacts of climate change on the Company’s operations and demand for its products; cybersecurity risks; the risks associated with the ownership and operation of the Company’s well services business and acts of war or terrorism. In addition, the Company may be subject to currently unforeseen risks that may have a materially adverse effect on it. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward-looking statements. See Items 1 and 2—Business and Properties—Estimated Proved Reserves and Future Net Cash Flows, Item 1A—Risk Factors, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Form 10-K for descriptions of various factors that could materially affect the ability of the Company to achieve the anticipated results described in the forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements. Except as required by law, we assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

PrimeEnergy Resources Corporation

FORM 10-K ANNUAL REPORT

For the Fiscal Year Ended

December 31, 2022

PART I

Item 1.	BUSINESS.

General

PrimeEnergy Resources Corporation (the “Company”) was organized in March 1973, under the laws of the State of Delaware. We are an independent oil and natural gas company engaged in acquiring, developing, and producing oil and natural gas. We presently own producing and non-producing properties located primarily in Texas, and Oklahoma. All of our oil and gas properties and interests are located in the United States. Through our subsidiaries Prime Operating Company, Eastern Oil Well Service Company, and EOWS Midland Company, we act as operator and provide well-servicing support operations for many of the onshore oil and gas wells we operate, as well as for third parties. We are also active in the acquisition of producing oil and gas properties through joint ventures with industry partners. In addition, we own a 12.5% overriding royalty interest in over 30,000 acres in the state of West Virginia. We are currently not receiving revenue from this asset, as development has not begun. In addition, through a wholly owned offshore company, we own a 60-mile-long pipeline offshore on the shallow shelf of Texas, not currently in use. We also hold a 33.3% interest in a limited partnership that owns a 138,000-square-foot retail shopping center on ten acres in Prattville, Alabama, which is on our books for $40 thousand. There is currently no debt on the shopping center and it has approximately $500,000 of working capital on its balance sheet.

Additional Information

PrimeEnergy files or furnishes annual, quarterly and current reports, proxy statements and other documents with the SEC under the Securities Exchange Act of 1934 (the “Exchange Act”). The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers, including PrimeEnergy, that file electronically with the SEC.

The Company makes available, free of charge, through its website (www.primeenergy.com) its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. In addition to the reports filed or furnished with the SEC, Pioneer publicly discloses information from time to time in its press releases. Such information, including information posted on or connected to the Company’s website, is not a part of, or incorporated by reference in, this Report or any other document the Company files with or furnishes to the SEC.

Exploration, Development, and Recent Activities

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

Maintaining a strong balance sheet and ample liquidity are key components of our business strategy. In 2023, we will continue our focus on preserving financial flexibility and ample liquidity as we manage the risks facing our industry. Our capital budget for the year is reflective of current commodity prices and has been established based on an expectation of available cash flows, with any cash flow deficiencies expected to be funded by borrowings under our revolving credit facility. As we have done historically to preserve or enhance liquidity, we may adjust our capital program throughout the year, divest non-strategic assets, or enter into strategic joint ventures.

We are actively developing our leasehold acreage in West Texas and in Oklahoma and on track to drill and complete approximately 40 wells in 2023. The following is a description of recent, current, and expected near-term drilling activities.

In 2021, The Company participated for 47.5% interest with Apache Corporation in the drilling of nine two-mile-long horizontal wells in Upton County, Texas, and with Ovintiv Mid-Continent for 11.25% interest in four two-mile horizontal wells in Canadian County, Oklahoma. Twelve of these horizontal wells were completed and placed into production in the fourth quarter of 2021. One of the Ovintiv wells, however, had a casing leak issue and has been temporarily abandoned. The Company invested approximately $32 million in these thirteen wells.

In the first three quarters of 2022, the Company participated in eight horizontal wells. Four of these wells are located in Irion County, West Texas, operated by SEM Operating Company, and four are located in Canadian County, Oklahoma, operated by Ovintiv Mid-Continent, Inc. Our investment in these eight wells was approximately $4 million and all were brought on production in August of 2022.

In the fourth quarter of 2022, we began participation in the drilling of 20 horizontal wells located in West Texas operated by three different operators. In Martin County, we are participating with ConocoPhillips in five 2.5-mile-long horizontal wells in which the Company has 20.83% interest with a planned capital investment of $12.1 million. In Reagan County, we are participating with Hibernia Energy III in 10 two-mile horizontals with 25% interest and an expected investment of $25.6 million. Also in Reagan County, we are participating with Double Eagle (DE IV) in five two-mile-long horizontals with nearly 50% interest, carrying an expected net capital outlay of $23.4 million. All twenty of these West Texas wells are currently drilling or have been completed. All are expected to be on line in the second quarter of 2023.

January of 2023, the Company joined Ovintiv USA, Inc. in the spudding of three 3-mile-long horizontal wells in Canadian County, Oklahoma with 1.96% interest and an expected investment of $645,000. Production is expected to begin in May 2023. In addition, in March of 2023, Apache Corporation spud two 3-mile-long horizontals in Upton County, Texas in which the Company has 49.4% interest with an expected total capital investment of $16.1 million. We anticipate completion of these two 15,000’ long horizontals in Upton County in May and production to occur in June of 2023.

In total, the Company expects to invest $78 million in these 25 horizontal wells. In December 2022, we prepaid $32 million toward drilling costs, and the remaining $46 million in estimated drilling and completion expenses will be incurred in 2023. All 25 wells are expected to be completed and on-line in the second quarter of 2023.

We anticipate that success from the 22 horizontals in West Texas described above will lead to additional near-term horizontal drilling covering five leasehold blocks in three counties of West Texas: 26 additional 10,000’ long horizontals in Reagan County from Hibernia, Double Eagle, and BTA Oil Producers (or its successor in the South Stiles Project), ten additional 12,500’ long horizontals in Martin County by ConocoPhillips, and six additional 15,000’ long horizontals in Upton County by Apache. These anticipated additional 42 drilling proposals will target various proven pay intervals of the Wolfcamp and Spraberry formations and will require an estimated $200 million in net capital investment through 2024. We have also identified 27 horizontal locations that would be a natural progression of development for three of these project areas in Upton and Reagan counties. These 27 wells are anticipated to be drilled in the 2025-2026 timeframe and would require net investment of approximately $100 million. In total, with the $78 million current investment in 22 wells, the $200,000 near-term investment in 42 wells, and the $100 million in 27 subsequent drill sites, we are planning for an investment of approximately $400 million in horizontal development over the next several years.

In the Permian Basin of West Texas and eastern New Mexico we maintain an acreage position of approximately 16,940 gross (9,969 net) acres, 96.5% of which is located in Reagan, Upton, Martin, and Midland counties of Texas where our current West Texas horizontal drilling activities are focused. We believe this acreage has the resource potential to support the drilling of as many as 190 future horizontal wells following the active 22 and anticipated 42 horizontal wells described above.

In Oklahoma, we are focused on the development of our reserves in Canadian, Grady, Kingfisher, Garfield, Major, and Garvin counties where we have approximately 4,113 net leasehold acres in the Scoop/Stack Play. Of this acreage, we believe 2,355 net leasehold acres hold significant additional resource potential that could support the drilling of as many as 46 new horizontal wells based on an estimate of four wells per multi-section drilling unit, two in the Mississippian and two in the Woodford Shale. In the near term, we anticipate nine new drilling proposals to be received with an estimated net expense of $5.2 million covering 338 net leasehold acres. Proposals may be received on the remaining 2,017 acres, however, rather than participate we may choose to sell the acreage or farm-out, receiving cash and retaining an over-riding royalty interest.

Significant Activity

As of December 31, 2022, we had net capitalized costs related to proved oil and gas properties of $169.5 million. Total expenditures for the acquisition, exploration, and development of our properties during 2022 were $14.0 million as we continue development under the programs discussed above. Proved reserves as of December 31, 2022, were 16,718 MBOE which consisted of 62% proved developed reserves and 38% proved undeveloped reserves.

During the first three quarters of 2022, the Company participated in the drilling and completion of eight completed horizontal wells put into production in August 2022. The Company participated with a 9% interest in four horizontals located in Canadian County, Oklahoma, operated by Ovintiv Mid-Continent, Inc., and with a 10.13% interest in four wells located in Irion County, Texas, operated by SEM Operating Company. The Company is actively participating in 25 horizontals, 22 of which are in the West Texas Spraberry and Wolfcamp trend and three of which are in the Oklahoma Scoop Stack play. In total, the Company will invest approximately $78 million in these 25 horizontals that are expected to be in production in the second quarter of 2023. Additional development on these same leasehold blocks and adjacent Company owned blocks is anticipated in the second half of 2023 and 2024.

In 2022, the Company entered into an agreement with Double Eagle to create a 2,560-acre AMI for the joint development of horizontal wells; as part of this agreement, the Company sold a portion of its interest in this acreage for proceeds of $16.1 million. In addition, in 2022, we sold 240 net acres in Reagan County to BTA Oil Producers for proceeds of $1.8 million, and we sold 353 net acres in Canadian County, Oklahoma to Paloma Partners, IV, Inc. for $1.3 million. Through three other transactions, we divested a minor tract in Lea County, NM for a nominal cash consideration and assigned nine wellbores in West Texas to a third-party operator in exchange for a reduction in our future plugging liability. In this same year, the Company acquired 3.2 net mineral acres in Upton County, Texas for $16,000.

We believe that our diversified portfolio approach to our drilling activities produces more consistent and predictable economic results than would otherwise be experienced with a less diversified or higher-risk drilling program profile.

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

We presently own producing and non-producing properties located primarily in Texas, and Oklahoma, and we own a substantial amount of well-servicing equipment.

We do not own any refinery or marketing facilities and do not currently own or lease any bulk storage facilities or pipelines other than adjacent to and used in connection with producing wells and the interests in certain gas gathering systems. All of our oil and gas properties and interests are located in the United States.

In the past, the supply of gas has exceeded demand on a cyclical basis, and we are subject to a combination of shut-ins and/or reduced takes of gas production during summer months. Prolonged shut-ins could result in reduced field operating income from properties in which we act as operator.

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

Well Operations

Our operations are conducted through our principal offices in Houston, Texas, and district offices in Houston and Midland, Texas, and Oklahoma City, Oklahoma. We currently operate 628 wells, including producing, saltwater disposal, injection, and supply wells: 96 through the Houston office, 316 through the Midland office, and 216 through the Oklahoma City office. We own a majority interest in nearly all of our operated wells.

We operate wells according to operating agreements that govern the relationship between us, as operator, and the other owners of working interests in the properties and joint venture participants. For each operated well, we receive monthly fees that are competitive in the areas of operations and we also are reimbursed for expenses incurred in connection with well operations.

The Partnerships, Trusts and Joint Ventures

Since 1975, PEMC acted as managing general partner of various partnerships, trusts and joint ventures. As we entered into 2021, we had one partnership and one trust remaining. During 2021 the remaining partnership and trust were liquidated

Regulation

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

To the extent that the Company enters into transportation contracts with pipelines that are subject to the United States Federal Energy Regulatory Commission (“FERC”) regulation, the Company is subject to FERC requirements related to use of such capacity. Any failure on the Company’s part to comply with FERC’s regulations and policies related to pipeline transportation, reporting requirements or other regulations, and any failure to comply with a FERC-related pipeline’s tariff, could result in the imposition of civil and criminal penalties. In addition, any changes in FERC or state regulations or requirements on pipeline transportation may result in increased transportation costs on pipelines that are subject to such regulation, thereby negatively impacting the Company’s profitability.

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

Although we have not experienced any material adverse effect from compliance with environmental requirements, there is no assurance that this will continue. We did not have any material capital or other non-recurring expenditures in connection with complying with environmental laws or environmental remediation matters in 2022, nor do we anticipate that such expenditures will be material in 2023.

Competition and Markets

The business of acquiring producing properties and non-producing leases suitable for exploration and development is highly competitive. Our competition, in our efforts to acquire both producing and non-producing properties, include oil and gas companies, independent concerns, income programs and individual producers and operators, many of which have financial resources, staffs and facilities substantially greater than those available to us. Furthermore, domestic producers of oil and gas must not only compete with each other in marketing their output, but must also compete with producers of imported oil and gas and alternative energy sources such as coal, nuclear power and hydroelectric power. Competition among petroleum companies for favorable oil and gas properties and leases can be expected to increase. The Company also faces competition from companies that supply alternative sources of energy, such as wind, solar and other renewables. Competition will increase as alternative energy technology becomes more reliable and governments throughout the world support or mandate the use of such alternative energy,

The availability of a ready market for any oil and gas produced by us at acceptable prices per unit of production will depend upon numerous factors beyond our control, including the extent of domestic production and importation of oil and gas, the proximity of our producing properties to gas pipelines and the availability and capacity of such pipelines, the marketing of other competitive fuels, fluctuation in demand, governmental regulation of production, refining, transportation and sales, general national and worldwide economic conditions, and use and allocation of oil and gas and their substitute fuels. There is no assurance that we will be able to market all of the oil or gas produced by us or that favorable prices can be obtained for the oil and gas production.

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

Oil and Gas Industry Considerations

The COVID-19 pandemic resulted in a severe worldwide economic downturn, significantly disrupting the demand for oil throughout the world, and created significant volatility, uncertainty and turmoil in the oil and gas industry. The decrease in demand for oil, combined with excess supply of oil and related products, resulted in oil prices declining significantly beginning in late February 2020. Since mid-2020, oil prices have improved, with demand steadily increasing despite the uncertainties surrounding the COVID-19 variants, and related responses by governments worldwide with regards to travel restrictions, business closures and other restrictions, which have continued to inhibit a full global demand recovery. In addition, worldwide oil inventories, from a historical perspective, remain low and concerns exist with the ability of OPEC and other oil producing nations to meet forecasted future oil demand growth, with many OPEC countries not able to produce at their OPEC agreed upon quota levels due to their limited capital investments directed towards developing incremental oil supplies over the past few years. Furthermore, sanctions, import bans and price caps on Russia have been implemented by various countries in response to the war in Ukraine, further impacting global oil supply. As a result of these and other oil and gas supply constraints, the world has experienced significant increases in energy costs. During December 2022, OPEC announced a continuation of its 2 MMBOPD production cut that started in November 2022 related to the uncertainty surrounding the global economy and future oil demand. As a result of the current global supply and demand imbalances, oil and gas prices have remained strong with average NYMEX oil and NYMEX gas prices for the three months ended December 31, 2022 being $82.64 per Bbl and $6.26 per Mcf, respectively, as compared to $77.19 per Bbl and $5.84 per Mcf, respectively, for the same period in 2021. In addition, the ongoing pandemic, combined with the Russia/Ukraine conflict, has resulted in global supply chain disruptions, which has led to significant cost inflation and the potential for a global recession. Specifically, the Company’s 2022 capital program was impacted by higher than expected inflation in steel, diesel and chemical prices, among other items. Global oil price levels and inflationary pressures will ultimately depend on various factors that are beyond the Company’s control, such as (i) the ability of OPEC and other oil producing nations to manage the global oil supply, (ii) the impact of sanctions and import bans on production from Russia, (iii) the timing and supply impact of any Iranian sanction relief on their ability to export oil, (iv) the effectiveness of responses by businesses and governments to combat any additional outbreaks of the COVID-19 virus and their impact on domestic and worldwide demand, (v) the global supply chain constraints associated with manufacturing and distribution delays, (vi) oilfield service demand and cost inflation, (vii) political stability of oil consuming countries and (viii) increasing expectations that the world may be heading into a global recession.

The Company continues to assess and monitor the impact of these factors and consequences on the Company and its operations.

Major Customers

The Company sells its oil and gas production to a number of direct purchasers under direct contracts or through other operators under joint operating agreements. Listed below are the percent of the Company’s total oil and gas sales made which represented more than 10% of the Company’s oil and gas sales in the year 2022.

Oil Purchasers:
Apache Corporation	55%
Plains All American Inc.	16%
Gas Purchasers:
Apache Corporation	58%
Targa Pipeline Mid-Continent West Tex, LLC	11%

Although there are no long-term purchasing agreements with these purchasers, we believe that they will continue to purchase our oil and gas products and, if not, could be readily replaced by other purchasers.

Employees

At December 31, 2022, we had 114 full time employees, 28 of whom were employed at our principal offices in Houston, Texas, at the offices of Prime Operating Company, Eastern Oil Well Service Company and EOWS Midland Company, and 86 employees who were primarily involved in our district operations in Midland, Texas, Elmore City and Oklahoma City, Oklahoma.

Item 1A.	RISK FACTORS.

The prices of oil, NGL and gas are highly volatile. A sustained decline in these commodity prices could materially and adversely affect the Company’s business, financial condition and results of operations.

Our revenues, operating results, financial condition and ability to borrow funds or obtain additional capital depend substantially on prevailing prices for natural gas and oil. Lower commodity prices may reduce the amount of natural gas and oil that we can produce economically. Natural gas prices, based on the twelve-month average of the first of the month Henry Hub index price, were $6.358 per MMBTU in 2022 as compared to $3.598 per MMBTU in 2021, and have averaged $5.954 per MMBTU for the first three months of 2023. Oil prices, based on West Texas Intermediate(WTI) Light Sweet Crude first of the month prices, averaged $93.67 per barrel in 2022 as compared to $66.56 per barrel in 2022, and in the first three months of 2023, the first of the month price has averaged $90.97 per barrel.

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

Our production depends, in part, upon our wells that are capable of commercial production not being shut-in (i.e., suspended from production). The lack of availability of capacity on third-party systems and facilities or the shut-in of an oil field’s production could result in the shut-in of our wells

The producing wells in which we have an interest occasionally experience reduced or terminated production. These curtailments can result from mechanical failures, contract terms, pipeline and processing plant interruptions, market conditions, operator priorities, and weather conditions. These curtailments can last from a few days to many months, any of which could have an adverse effect on our results of operations.

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

The borrowing base under our revolving credit facility is currently $60 million, and lender commitments under our revolving credit facility are $300 million. The borrowing base is redetermined semi-annually under the terms of the revolving credit facility. In addition, either we or the lenders may request an interim redetermination twice a year or in conjunction with certain acquisitions or sales of oil and gas properties. Our borrowing base may decrease as a result of lower natural gas or oil prices, operating difficulties, declines in reserves, lending requirements or regulations, the issuance of new indebtedness or for other reasons set forth in our revolving credit agreement. In the event of a decrease in our borrowing base due to declines in commodity prices or otherwise, our ability to borrow under our revolving credit facility may be limited and we could be required to repay any indebtedness in excess of the redetermined borrowing base. In addition, we may be unable to access the equity or debt capital markets to meet our obligations, including any such debt repayment obligations.

Strategic determinations, including the allocation of capital and other resources to strategic opportunities, are challenging, and our failure to appropriately allocate capital and resources among our strategic opportunities may adversely affect our financial condition and reduce our growth rate.

Our future growth prospects are dependent upon our ability to identify optimal strategies for our business. In developing our business plan, we considered allocating capital and other resources to various aspects of our businesses including well-development (primarily drilling), reserve acquisitions, exploratory activity, corporate items and other alternatives. We also considered our likely sources of capital. Notwithstanding the determinations made in the development of our 2023 plan, business opportunities not previously identified periodically come to our attention, including possible acquisitions and dispositions. If we fail to identify optimal business strategies, or fail to optimize our capital investment and capital raising opportunities and the use of our other resources in furtherance of our business strategies, our financial condition and growth rate may be adversely affected. Moreover, economic or other circumstances may change from those contemplated by our 2023 plan, and our failure to recognize or respond to those changes may limit our ability to achieve our objectives.

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

We maintain for our operations total excess liability insurance with limits of $20 million per occurrence and in the aggregate covering certain general liability and certain “sudden and accidental” environmental risks with a deductible of $100,000 per occurrence, subject to all terms, restrictions and sub-limits of the policies. We also maintain general liability insurance limits of $1 million per occurrence and $2 million in the aggregate.

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

The following table sets forth the exploratory and development drilling experience with respect to wells in which we participated during the three years ended December 31, 2022.

	2022		2021		2020
	Gross	Net	Gross	Net	Gross	Net
Exploratory:
Oil	—	—	—	—	—	—
Gas	—	—	—	—	—	—
Dry	—	—	—	—	—	—
Development:
Oil	8	0.76	13	4.73	1	0.1
Gas	—	—	—	—	—	—
Dry	—	—	—	—	—	—
Total:
Oil	8	0.76	13	4.73	1	0.1
Gas	—	—	—	—	—	—
Dry	—	—	—	—	—	—

	8	0.76	13	4.73	1	0.1

Oil and Gas Production

As of December 31, 2022, we had ownership interest in the following number of gross and net producing oil and gas wells(1).

	Gross	Net
Producing Wells(1)	1,108	498

(1)	A gross well is a well in which a working interest is owned. A net well is the sum of the fractional revenue interests owned in gross wells.

The following table shows our net production of oil, NGL and natural gas for each of the three years ended December 31, 2022. “Net” production is net after royalty interests of others are deducted and is determined by multiplying the gross production volume of properties in which we have an interest by the percentage of the leasehold, mineral or royalty interest owned by us.

	2022	2021	2020
Oil (barrels)	939,000	738,000	727,000
NGL (barrels)	417,000	416,000	435,000
Gas (Mcf)	3,325,000	3,236,000	3,374,000

The following table sets forth our average sales prices together with our average production costs per unit of production for the three years ended December 31, 2022.

	2022	2021	2020
Average sales price per barrel of oil	$96.70	$68.39	$38.02
Average sales price per barrel of NGL	$35.70	$26.97	$11.22
Average sales price per Mcf of natural gas	$5.54	$3.53	$1.24
Average production costs per net equivalent barrel of oil(1)	$16.07	$13.76	$12.25

(1)	Net equivalent barrels are computed at a rate of 6 Mcf per barrel and costs exclude production taxes.

Average oil, NGL and gas prices received including the impact of derivatives were:

	2022	2021	2020
Average sales price per barrel of oil	$87.77	$64.04	$45.79
Average sales price per barrel of NGL	$35.70	$26.97	$11.22
Average sales price per Mcf of natural gas	$4.44	$2.97	$1.38

Acreage

The following table sets forth the approximate gross and net undeveloped acreage in which we have leasehold and mineral interests as of December 31, 2022. “Undeveloped acreage” is that acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves.

	Developed		Undeveloped		Total
	Gross	Net	Gross	Net	Gross	Net
Leasehold acreage	88,599	24,029	—	—	88,599	24,029
Mineral fee acreage	1,640	117	19,257	417	20,897	534

Total	90,239	24,146	19,257	417	109,496	24,563

Total Net Undeveloped Acreage Expiration

In the event that production is not established, or we take no action to extend or renew the terms of our leases, our net undeveloped acreage that will expire over the next three years, as of December 31, 2022, is zero acres for the year ending December 31, 2023, zero in 2024, and zero acres in 2025.

Reserves

Our interests in proved developed and undeveloped oil and gas properties have been evaluated by Ryder Scott Company, L.P. for each of the three years ended December 31, 2022. The professional qualifications of the technical persons primarily responsible for overseeing the preparation of the reserve estimates can be found in Exhibit 99.1, the Ryder Scott Company, L.P. Report on Registrant’s Reserves Estimates. In matters related to the preparation of our reserve estimates, our district managers report to the Engineering Data manager, who maintains oversight and compliance responsibility for the internal reserve estimate process and provides oversight for the annual preparation of reserve estimates of 100% of our year-end reserves by our independent third-party engineers, Ryder Scott Company, L.P. The members of our district and central groups consist of degreed engineers and geologists with between approximately twenty and thirty-five years of industry experience, and between eight and twenty-five years of experience managing our reserves. Our Engineering Data manager, the technical person primarily responsible for overseeing the preparation of reserves estimates, has over thirty years of experience, holds a Bachelor degree in Geology and an MBA in finance and is a member of the Society of Petroleum Engineers and American Association of Petroleum Geologist. See Part II, Item 8 “Financial Statements and Supplementary Data”, for additional discussions regarding proved reserves and their related cash flows. All of our reserves are located within the continental United States. The following table summarizes our oil and gas reserves at each of the respective dates:

	Reserve Category
	Proved Developed				Proved Undeveloped				Total
As of December 31,	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf)	Total (MBoe)	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf)	Total (MBoe)	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf)	Total (MBoe)
2020	2,684	2,258	13,633	7,214	1,784	787	3,897	3,221	4,468	3,045	17,530	10,435
2021	5,386	2,882	23,902	12,252	—	—	—	—	5,386	2,882	23,902	12,252
2022	4,143	2,497	22,277	10,353	3,028	1,833	9,030	6,366	7,171	4,330	31,307	16,719

(a)

In computing total reserves on a barrels of oil equivalent (Boe) basis, gas is converted to oil based on its relative energy content at the rate of six Mcf of gas to one barrel of oil and NGLs are converted based upon volume; one barrel of natural gas liquids equals one barrel of oil.

In 2020, in West Texas we participated in the drilling of seven wells: one with Pioneer Natural Resources for 8.6% interest which was brought into production in July of 2020, and six wells with Apache on our Kashmir tract with an average 47.5% interest that were drilled but not completed at year-end and therefore classified as Proved Undeveloped in the year-end 2020 reserve report. The Company invested approximately $8.0 million in these seven wells in 2020. Also in 2020, reserves were added in West Texas through the addition of 11 horizontal wells completed in Midland County, Texas, in which we receive 0.56% to 1% over-riding royalty interest. In our Gulf Coast Region, in 2020, we successfully recompleted one operated well in the Segno field of Polk County, Texas with a 72.5% interest.

At December 31, 2020, in total, the Company had 3,221 Mboe of proved undeveloped reserves attributable to 13 wells operated by others, 10 of which were drilled but not completed by year-end 2020, and three that were not drilled until 2021. The three new horizontals along with the six uncompleted wells at year-end were brought online in late September and early October of 2021. These successful new wells are on our Kashmir tract in Upton County, Texas operated by Apache Corporation. These nine PUD wells at year-end 2020 accounted for 3,127 Mboe of the total undeveloped. The four other PUD wells, drilled but not completed at year-end 2020, are located in Grady County, Oklahoma, and accounted for 95 Mboe of the total undeveloped reserves.

In 2021, in West Texas, we participated with Apache in the drilling of three additional horizontals on the Kashmir Tract in Upton County, Texas and completed these three wells in September of 2021 along with six other wells drilled in 2020 on the same lease that were drilled but uncompleted at year-end. The Company has an average of 47.8% interest in these nine wells and invested approximately $30 million in these horizontal wells. Also in 2021, the Company participated with Ovintiv Mid-Continent for 11.25% interest in four two-mile horizontal wells in Canadian County, Oklahoma. Twelve of these thirteen horizontal wells were successfully completed and placed into production in the fourth quarter of 2021. One of the Ovintiv wells had a casing leak issue and has been temporarily abandoned. The Company invested approximately $32 million in these thirteen wells. In addition, in 2021, the Company added minor reserves through over-riding royalty interest in two wells drilling and completed in Grady County, Oklahoma.

At December 31, 2021, the Company had 159 Mboe of proved developed shut-in reserves attributable to three horizontals drilled and completed in Canadian County, Oklahoma, but not yet online at year-end. These reserves were converted to proved producing in the first quarter of 2022. At year-end 2021, we did not include proved undeveloped reserves in our reserve report because we had not yet received definitive drilling proposals from third-party operators for the more than fifteen horizontal wells that we planned to participate in located primarily in West Texas.

In 2022, the Company participated in eight horizontal wells that were drilled and completed; four located in Irion County, West Texas, operated by SEM Operating Company, in which we have 10.13% interest, and four located in Canadian County, Oklahoma, operated by Ovintiv Mid-Continent, Inc., in which we have an average 9% interest. Our investment in these eight wells was approximately $4 million and all were brought on production in August of 2022. In addition, the Company added reserves through 15 wells in which we have various minor over-riding royalty interest. Eight of these wells are located in West Texas and seven are located in Oklahoma.

In the fourth quarter of 2022, we began participation in the drilling of 20 horizontal wells located in West Texas operated by three different operators. In Martin County, we are participating with ConocoPhillips in five 2.5-mile-long horizontal wells in which the Company has 20.83% interest with a planned capital investment of $12.1 million. In Reagan County, we are participating with Hibernia Energy III in 10 two-mile horizontals with 25% interest and an expected investment of $25.6 million. Also in Reagan County, we are participating with Double Eagle (DE IV) in five two-mile-long horizontals with nearly 50% interest, carrying an expected net capital outlay of $23.4 million. All twenty of these West Texas wells are currently drilling or have been completed. All are expected to be online in the second quarter of 2023.

In January of 2023, the Company joined Ovintiv USA, Inc. in the spudding of three 3-mile-long horizontal wells in Canadian County, Oklahoma with 1.96% interest and an expected investment of $645,000. Production is expected to begin in May 2023. In addition, in March of 2023, Apache Corporation spud two 3-mile-long horizontals in Upton County, Texas in which the Company has 49.4% interest with an expected total capital investment of $16.1 million. We anticipate completion of these two 15,000’ long horizontals in Upton County in May and production to occur in June of 2023.

At December 31, 2022, the Company had 6,366 Mboe of proved undeveloped reserves attributable to the 25 horizontal wells described above. In total, the Company expects to invest $78 million in these 25 horizontal wells, all of which are expected to be completed and online in the second quarter of 2023.

The estimated future net revenue (using current prices and costs as of those dates) and the present value of future net revenue (at a 10% discount for estimated timing of cash flow) for our proved developed and proved undeveloped oil and gas reserves at the end of each of the three years ended December 31, 2022, are summarized as follows (in thousands of dollars):

	Proved Developed		Proved Undeveloped		Total
As of December 31,	Future Net Revenue	Present Value 10 Of Future Net Revenue	Future Net Revenue	Present Value 10 Of Future Net Revenue	Future Net Revenue	Present Value 10 Of Future Net Revenue	Present Value 10 Of Future Income Taxes	Standardized Measure of Discounted Cash flow
2020	$43,886	$34,717	$37,346	$21,823	$81,232	$56,539	$14,920	$41,619
2021	$275,227	$171,906	$—	$—	$275,227	$171,906	$36,100	$135,806
2022	$320,146	$192,688	$200,790	$118,081	$520,936	$310,769	$66,233	$244,536

The PV10 Value represents the discounted future net cash flows attributable to our proved oil and gas reserves before income tax, discounted at 10%. Although this measure is not in accordance with U.S. generally accepted accounting principles (“GAAP”), we believe that the presentation of the PV10 Value is relevant and useful to investors because it presents the discounted future net cash flow attributable to proved reserves prior to taking into account corporate future income taxes and the current tax structure. We use this measure when assessing the potential return on investment related to oil and gas properties. The PV10 of future income taxes represents the sole reconciling item between this non-GAAP PV10 Value versus the GAAP measure presented in the standardized measure of discounted cash flow. A reconciliation of these values is presented in the last three columns of the table above. The standardized measure of discounted future net cash flows represents the present value of future cash flows attributable to proved oil and natural gas reserves after income tax, discounted at 10%.

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

Natural gas prices, based on the twelve-month average of the first of the month Henry Hub index price, were $6.358 per MMBtu in 2022 as compared to $3.598 per MMBtu in 2021, and $1.985 per MMBtu in 2020. Oil prices, based on the West Texas Intermediate (WTI) Light Sweet Crude first of the month average spot price, were $93.67 per barrel in 2022 as compared to $66.56 per barrel in 2021, and $39.57 per barrel in 2020. Since January 1, 2022, we have not filed any estimates of our oil and gas reserves with, nor were any such estimates included in any reports to, any federal authority or agency, other than the Securities and Exchange Commission.

District Information

The following table represents certain reserves and well information as of December 31, 2022.

	Gulf Coast	Mid- Continent	West Texas	Other	Total
Proved Reserves as of December 31, 2022 (MBoe)
Developed	790	2,549	7,001	13	10,353
Undeveloped	—	110	6,256	—	6,366
Total	790	2,659	13,257	13	16,719
Average Net Daily Production (Boe per day)	227	897	3,257	4	4,385
Gross Productive Wells (Working Interest and ORRI Wells)	150	508	557	151	1,373
Gross Productive Wells (Working Interest Only)	132	383	511	82	1,108
Net Productive Wells (Working Interest Only)	69	169	254	6	498
Gross Operated Productive Wells	89	176	310	—	575
Gross Operated Water Disposal, Injection and Supply wells	7	40	6	—	53

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

Gulf Coast Region

Our development, exploitation, exploration and production activities in the Gulf Coast region are primarily concentrated in southeast Texas. This region is managed from our office in Houston, Texas. Principal producing intervals are in the Wilcox, San Miguel, Olmos, and Yegua formations at depths ranging from 3,000 to 12,500 feet. We had 150 producing wells (69 net) in the Gulf Coast region as of December 31, 2022, of which 89 wells are operated by us. Average net daily production in our Gulf Coast Region at year-end 2022 was 227 Boe. At December 31, 2022, we had 790 MBoe of proved reserves in the Gulf Coast region, which represented 4.7% of our total proved reserves. We maintain an acreage position of over 10,700 gross (3,215 net) acres in this region, primarily in Dimmit and Polk counties. We operate a field service group in this region from a field office in Carrizo Springs, Texas utilizing four workover rigs, twenty water transport trucks, two saltwater disposal wells and several trucks and excavating equipment. Services including well service support, site preparation and construction services for drilling and workover operations are provided to third-party operators as well as utilized in our own operated wells and locations. As of March 31, 2023, the Gulf Coast region has no operated wells in the process of being drilled, no waterfloods in the process of being installed and no other related activities of material importance.

Mid-Continent Region

Our Mid-Continent activities are concentrated in central Oklahoma. This region is managed from our office in Oklahoma City, Oklahoma. As of December 31, 2022, we had 508 producing wells (169 net) in the

Mid-Continent area, of which 176 wells are operated by us. Principal producing intervals are in the Robberson, Avant, Skinner, Sycamore, Bromide, McLish, Hunton, Mississippian, Oswego, Red Fork, and Chester formations at depths ranging from 1,100 to 10,500 feet. Average net daily production in our Mid-Continent Region in 2022 was 897 Boe. At December 31, 2022, we had 2,659 MBoe of proved reserves in the Mid-Continent area, representing 16% of our total proved reserves. We maintain an acreage position of approximately 47,120 gross (10,297 net) acres in this region, primarily in Canadian, Kingfisher, Grant, Major, and Garvin counties. Our Mid-Continent region is actively participating with third-party operators in the horizontal development of lands that include Company owned interest in several counties in the Stack and Scoop plays of Oklahoma where drilling is primarily targeting reservoirs of the Mississippian, and Woodford formations.

As of March 31, 2023, in the Mid-Continent region, the Company is participating with 1.96% interest in the drilling of three 15,000’ long horizontal wells in Canadian County, Oklahoma operated by Ovintiv Mid-Continent Inc. All three wells were spud in January and completions are expected in April of this year. These proved undeveloped drilling plans and their reserves are included in the 2022 year-end reserve report as proved undeveloped.

West Texas Region

Our West Texas activities are concentrated in the Permian Basin in Texas and New Mexico. The Spraberry field was discovered in 1949, encompasses eight counties in West Texas and the Company believes it is the largest oil field in the United States. The field is approximately 150 miles long and 75 miles wide at its widest point. The oil produced is West Texas Intermediate Sweet, and the gas produced is casing-head gas with an average energy content of 1,400 Btu. The oil and gas are produced primarily from five intervals; the Upper and Lower Spraberry, the Wolfcamp, the Strawn, and the Atoka, at depths ranging from 6,700 feet to 11,300 feet. This region is managed from our office in Midland, Texas. As of December 31, 2022, we had 557 wells (254 net) in the West Texas area, of which 310 wells are operated by us. Principal producing intervals are in the Spraberry, Wolfcamp, and San Andres formations at depths ranging from 4,200 to 12,500 feet. Average net daily production in Our West Texas Region at year end 2022 was 3,257 Boe. At December 31, 2022, we had 13,256 MBoe of proved reserves in the West Texas area, or 79.3 % of our total proved reserves. We maintain an acreage position of approximately 16,939 gross (9,969 net) acres in the Permian Basin in West Texas, primarily in Reagan, Upton, Martin and Midland counties and believe this acreage has significant resource potential for horizontal drilling in the Spraberry, Jo Mill, and Wolfcamp intervals. We operate a field service group in this region utilizing nine workover rigs, three hot oiler trucks, one kill truck and two roustabout trucks. Services, including well service support, site preparation and construction services for drilling and workover operations, are provided to third-party operators as well as utilized in our own operated wells and locations.

As of March 31, 2023, the Company was participating in the drilling of 15 two-mile-long horizontal wells in Reagan County, Texas with 49.7% interest in five wells operated by Double Eagle and 25% interest in ten wells operated by Hibernia Energy. In Upton County, Texas, the Company was also participating with Apache in the drilling of two 3-mile-long horizontals with 47.52% ownership. In Martin County, Texas, the Company is participating with ConocoPhillips in the drilling of five 2.5-mile-long horizontal with 20.83% interest. Combined, we expect to spend approximately $78 million in the drilling and completion of these 22 West Texas horizontals and their associated facilities. These 22 wells and their forecast reserves are included in the 2022 year-end reserve report as proved undeveloped. Additional development of each of these project areas is anticipated in the near future.

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

	High	Low
2022
First Quarter	$89.51	$66.61
Second Quarter	105.00	69.48
Third Quarter	100.00	75.23
Fourth Quarter	89.00	69.84
2021
First Quarter	$98.00	$34.33
Second Quarter	53.72	39.89
Third Quarter	73.80	45.20
Fourth Quarter	71.71	58.50

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

As of April 10, 2023 there were 207 registered holders of the common stock.

Provisions of our line of credit agreement restrict our ability to pay dividends. Such dividends may be declared out of funds legally available therefore, when and as declared by our Board of Directors.

`Issuer Purchases of Equity Securities

There were no sales of equity securities by the Company during the period covered by this report. There was no purchase of equity securities by the Company during the period covered by this report.

2022 Month	Number of Shares	Average Price Paid per share	Maximum Number of Shares that May Yet Be Purchased Under The Program at Month—End(1)
January	2,981	$76.21	144,740
February	5,948	$73.26	138,792
March	2,259	$75.36	136,533
April	3,426	$74.82	133,107
May	5,963	$82.37	127,144
June	18,855	$85.18	108,289
July	15,645	$79.68	92,644
August	5,500	$87.99	87,144
September	800	$92.80	86,344
October	537	$74.07	85,807
November	15,263	$80.14	70,544
December	13,900	$82.56	56,644

Total/Average	91,077	$81.27

(1)

In December 1993, we announced that the Board of Directors authorized a stock repurchase program whereby we may purchase outstanding shares of the common stock from time-to-time, in open market transactions or negotiated sales. On October 31, 2012 and June 13, 2018, the Board of Directors of the Company approved an additional 500,000 and 200,000 shares respectively, of the Company’s stock to be included in the stock repurchase program. A total of 3,700,000 shares have been authorized, to date, under this program. Through December 31, 2022, a total of 3,645,456 shares have been repurchased under this program for $82,481,928 at an average price of $ 22.63 per share. Additional purchases of shares may occur as market conditions warrant. We expect future purchases will be funded with internally generated cash flow or from working capital.

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

Asset Retirement Obligation (ARO):

The Company has significant obligations to remove tangible equipment and restore land at the end of oil and gas production operations. The Company’s removal and restoration obligations are primarily associated with plugging and abandoning wells. Estimating the future restoration and removal costs is difficult and requires management to make estimates and judgments. Asset removal technologies and costs are constantly changing, as are regulatory, political, environmental, safety, and public relations considerations. ARO associated with retiring tangible long-lived assets is recognized as a liability in the period in which the legal obligation is incurred and becomes determinable. The liability is offset by a corresponding increase in the underlying asset. The ARO liability reflects the estimated present value of the amount of dismantlement, removal, site reclamation, and similar activities associated with the Company’s oil and gas properties. The Company utilizes current retirement costs to estimate the expected cash outflows for retirement obligations. Inherent in the present value calculation are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit-adjusted discount rates, timing of settlement, and changes in the legal, regulatory, environmental, and political environments. Accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value

Liquidity and Capital Resources:

Our primary sources of liquidity are cash generated from our operations, through our producing oil and gas properties, field services business and sales of acreage.

Net cash provided by operating activities for the year ended December 31, 2022 was $33.1 million, compared to $28.6 million in the prior year. Excluding the effects of significant unforeseen expenses or other income, our cash flow from operations fluctuates primarily because of variations in oil and gas production and prices or changes in working capital accounts. Our oil and gas production will vary based on actual well performance but may be curtailed due to factors beyond our control.

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

Maintaining a strong balance sheet and ample liquidity are key components of our business strategy. For 2023, we will continue our focus on preserving financial flexibility and ample liquidity as we manage the risks facing our industry. Our 2023 capital budget is reflective of commodity prices and has been established based on an expectation of available cash flows, with any cash flow deficiencies expected to be funded by borrowings under our revolving credit facility. As we have done historically to preserve or enhance liquidity, we may adjust our capital program throughout the year, divest assets, or enter into strategic joint ventures.

The Company maintains a Credit Agreement with a maturity date of June 1, 2026, providing for a credit facility totaling $300 million, with a borrowing base of $60 million. As of March 31, 2023, the Company has no outstanding borrowings and $60 million in availability under this facility. The bank reviews the borrowing base semi-annually and, at their discretion, may decrease or propose an increase to the borrowing base relative to a re-determined estimate of proved oil and gas reserves. The next borrowing base review is scheduled for May 2023. Our oil and gas properties are pledged as collateral for the line of credit and we are subject to certain financial and operational covenants defined in the agreement. We are currently in compliance with these covenants and expect to be in compliance over the next twelve months. If we do not comply with these covenants on a continuing basis, the lenders have the right to refuse to advance additional funds under the facility and/or declare all principal and interest immediately due and payable. Our borrowing base may decrease as a result of lower natural gas or oil prices, operating difficulties, declines in reserves, lending requirements or regulations, the issuance of new indebtedness or for other reasons set forth in our revolving credit agreement. In the event of a decrease in our borrowing base due to declines in commodity prices or otherwise, our ability to borrow under our revolving credit facility may be limited and we could be required to repay any indebtedness in excess of the re-determined borrowing base.

Our credit agreement required us to hedge a portion of our production as forecasted for the PDP reserves included in our borrowing base review engineering reports. Accordingly, the Company has in place the following swap agreements for oil and natural gas.

	2023	2023
Swap Agreements
Natural Gas (MMBTU)	377,000	$3.87
Oil (barrels)	114,200	$74.07

The Company’s activities include development and exploratory drilling. Our strategy is to develop a balanced portfolio of drilling prospects that includes lower risk wells with a high probability of success and higher risk wells with greater economic potential. Horizontal development of our resource base provides superior returns relative to vertical development due to the ability of each horizontal wellbore to come in contact with a greater volume of reservoir rock across a greater distance, more efficiently draining the reserves with less infrastructure and thus at a lower cost per acre.

In 2022 the Company participated with SEM Operating Company, LLC in four horizontal wells in Irion County, Texas with 10.3% interest for approximately $2.35 million and with Ovintiv Mid-Continent, Inc. in four horizontal wells in Canadian County with an average of 9% interest for $1.77 million. All eight wells were put into production in August of 2022.

In the fourth quarter of 2022, we began participation in the drilling of 20 horizontal wells located in West Texas operated by three different operators. In Martin County, we are participating with ConocoPhillips in five 2.5-mile-long horizontal wells in which the Company has 20.83% interest with a planned capital expense of $12.1 million. In Reagan County we are participating with Hibernia Energy III in 10 two-mile horizontals with 25% interest and an expected investment of $25.6 million. Also in Reagan County, we are participating with Double Eagle (DE IV) in five two-mile-long horizontals with nearly 50% interest, carrying an expected net capital outlay of $23.4 million. All twenty of these West Texas wells are currently drilling or have been completed. All are expected to be on line in the second quarter of 2023.

In January of 2023, the Company joined Ovintiv USA, Inc. in the spudding of three 3-mile-long horizontal wells in Canadian County, Oklahoma with 1.96% interest and an expected investment of $645,000. Production is expected to begin in May, 2023. In addition, in March of 2023, Apache Corporation has spud two 3-mile-long horizontals in Upton County, Texas in which the Company has 49.4% interest with an expected total capital investment of $16,1 million. We anticipate completion of these two 15,000’ long horizontals in Upton County in May and production to occur in June of 2023.

In total, the Company expects to invest $78 million dollars in these 25 horizontal wells. We prepaid drilling costs of $32 million in December of 2022 and the remaining $46 million estimated drilling and completion expenditures will occur in 2023. All 25 wells are expected to be completed and on-line in the second quarter of 2023.

We anticipate that success from the 22 horizontals in West Texas described above will lead to additional near-term horizontal drilling covering five leasehold blocks in three counties of West Texas: 29 additional 10,000’ long horizontals in Reagan County with Hibernia, Double Eagle and BTA Oil Producers, ten additional 12,500’ long horizontals in Martin County with ConocoPhillips, and six additional 15,000’ long horizontals in Upton County with Apache. These anticipated additional 42 drilling proposals will target various proven pay intervals of the Wolfcamp and Spraberry formations and will require an estimated $200 million in net capital investment. In addition, we have more than 200 drilling locations that could potentially be developed.

In West Texas the Company maintains an acreage position of 16,940 gross (9,969 net) acres, primarily in Reagan, Upton, Martin, and Midland counties where our horizontal activity is focused. We believe this acreage has significant resource potential in as many as 10 reservoirs, including benches of the Spraberry, Jo Mill, and Wolfcamp that support the potential drilling of as many as 200 additional horizontal wells.

In Oklahoma, the Company’s horizontal activity is primarily focused in Canadian, Grady, Kingfisher, Garfield, Major, and Garvin counties where we have approximately 4,113 net leasehold acres in the Scoop/Stack Play. Of this acreage we believe 2,355 net acres holds significant additional resource potential that could support the drilling of as many as 46 new horizontal wells based on an estimate of four wells per multi-section drilling unit, two in the Mississippian and two in the Woodford Shale. In the near term, we anticipate nine new drilling proposals to be received with an estimated net expense of $5.2 million covering 338 net leasehold acres. Proposals may be received on the remaining 2,017 acres, however, rather than participate we may choose to sell the acreage or farm-out receiving cash and retaining an over-riding royalty interest.

During 2022, to supplement cash flow and finance our future drilling programs, the Company entered into an agreement with Double Eagle to create a 2,560-acre AMI for the joint development of horizontal wells; as part of this agreement, the Company sold a portion of its interest in this acreage for proceeds of $16.1 million. In addition, in 2022, we sold 240 net acres in Reagan County to BTA Oil Producers for proceeds of $1.8 million, and we sold 353 net acres in Canadian County, Oklahoma to Paloma Partners, IV, Inc. for $1.3 million. Through three other transactions, we divested a minor tract in Lea County, NM for a nominal cash consideration and assigned nine wellbores in West Texas to a third-party operator in exchange for a reduction in our future plugging liability. In this same year, the Company acquired 3.2 net mineral acres in Upton County, Texas for $16,000.

These sales along with our cash flow have allowed the Company to eliminate its bank debt as of March 31, 2023, with the right to borrow up to $60 million under its current revolving line of credit.

The majority of our capital spending is discretionary, and the ultimate level of expenditures will be dependent on our assessment of the oil and gas business environment, the number and quality of oil and gas prospects available, the market for oilfield services, and oil and gas business opportunities in general.

The Company has a stock repurchase program in place, spending under this program in 2022 and 2021 was $7.4 million and $145 thousand, respectively. The Company expects continued spending under the stock repurchase program in 2023.

Results of Operations:

2022 and 2021 Compared

We reported a net income of $48.7 million for 2022, or $24.91 per share, compared to $2.1 million, or $1.05 per share for 2021. The current year net income reflects production and commodity price increases, partially offset by losses related to derivative instruments. The significant components of income and expense are discussed below.

Oil, NGL and gas sales increased $51.1 million, or 69.7% to $124.1 million for the year ended December 31, 2022 from $73.1 million for the year ended December 31, 2021. Crude oil, NGL and natural gas sales vary due to changes in volumes of production sold and realized commodity prices. Our realized prices at the well head increased an average of $28.31 per barrel, or 41.40% on crude oil, increased an average of $8.73 per barrel, or 32.37% on NGL and increased $2.01 per Mcf, or 57.00% on natural gas during 2022 as compared to 2021.

Our crude oil production increased by 201,000 barrels, or 27.24% to 939,000 barrels for the year ended December 31, 2022 from 738,000 barrels for the year ended December 31, 2021. Our NGL production increased by 1,000 or 0.24% to 417,000 for the year ended December 31, 2022 from 416,000 barrels for the year ended

December 31, 2021. Our natural gas production increased by 89 MMcf, or 2.75% to 3,325 MMcf for the year ended December 31, 2022 from 3,236 MMcf for the year ended December 31, 2021. The changes in crude oil, NGL and natural gas production volumes are a result of new wells placed in production offset by the natural decline of existing properties.

The following table summarizes the primary components of production volumes and average sales prices realized for the years ended December 31, 2022 and 2021 (excluding realized gains and losses from derivatives).

	Years ended December 31,		Increase / (Decrease)	Increase / (Decrease)
	2022	2021
Barrels of Oil Produced	939,000	738,000	201,000	27.24%
Average Price Received	$96.70	$68.39	$28.31	41.40%

Oil Revenue (In 000’s)	$90,803	$50,474	$40,329	79.90%

Mcf of Gas Sold	3,325,000	3,236,000	89,000	2.75%
Average Price Received	$5.54	$3.53	$2.01	57.00%

Gas Revenue (In 000’s)	$18,428	$11,432	$6,996	1.20%

Barrels of Natural Gas Liquids Sold	417,000	416,000	1,000	0.24%
Average Price Received	$35.70	$26.97	$8.73	32.37%

Natural Gas Liquids Revenue (In 000’s)	$14,887	$11,220	$3,667	32.68%

Total Oil & Gas Revenue (In 000’s)	$124,118	$73,126	$50,992	69.73%

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

The following table summarizes the results of our derivative instruments for the years ended December 2022 and 2021:

	Years ended December 31,
	2022	2021
Oil derivatives – realized gains (losses)	$(12,101)	$(3,212)
Oil derivatives – unrealized (losses) gains	3,713	(4,055)

Total (losses) gains on oil derivatives	$(8,388)	$(7,267)
Natural gas derivatives – realized (losses) gains	(4,543)	(1,833)
Natural gas derivatives – unrealized gains (losses)	892	(859)

Total (losses) gains on natural gas derivatives	$(3,651)	$(2,692)

Total (losses) gains on oil and natural gas	$(12,039)	$(9,959)

Prices received for the years ended December 31, 2022 and 2021, respectively, including the impact of derivatives were:

	2022	2021	Increase / (Decrease)	Increase / (Decrease)
Oil Price	$87.77	$64.04	$23.73	37.05%
Gas Price	$4.44	$2.97	$1.47	49.64%
NGL Price	$35.70	$26.97	$8.73	32.37%

Field service expense increased $1.9 million, or 20.7% to $11.1 million for the year ended December 31, 2022 from $9.2 million for the year ended December 31, 2021. Field service expenses primarily consist of wages and vehicle operating expenses which have increased during 2022 related to increased utilization of our equipment services.

Depreciation, depletion, amortization and accretion on discounted liabilities increased $1.8 million, or 6.8% to $28.1 million for the year ended December 31, 2022 from $26.3 million for the year ended December 31, 2021. The DD&A expense is primarily attributable to our properties in West Texas and Oklahoma, reflecting the addition of new properties offset by the declining cost basis of existing properties.

General and administrative expense increased $11.1 million, or 122.0% to $20.2 million for the year ended December 31, 2022 from $9.1 million for the year ended December 31, 2021. This increase in 2022 is primarily due to increased employee count, compensation and benefits

Gain on sale and exchange of assets of $31.8 million for the year ended December 31, 2022 and $1.5 million for the year ended December 31, 2021 consists principally of sales of deep rights in undeveloped acreage in West Texas.

Interest expense decreased $1.1 million, or 55.0% to $0.9 million for the year ended December 31, 2022 from $2.0 million for the year ended December 31, 2021. This decrease reflects the reduced borrowings under our revolving credit agreement offset by an increase in rates.

Tax expense of $10.3 million and $2.5 million were recorded for the years ended December 31, 2022 and 2021, respectively. The change in our income tax provision was primarily due to the increase in pre-tax income for the year ended December 31, 2022.

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

Members of our management, including our chief executive officer and chief financial officer, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of December 31, 2022 the end of the period covered by this Report. Based upon that evaluation, these officers concluded that our disclosure controls and procedures were effective as of December 31, 2022.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2022.

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

There have been no changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	OTHER INFORMATION.

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information relating to the Company’s Directors, nominees for Directors and executive officers will be included in the Company’s definitive proxy statement relating the Company’s Annual Meeting of Stockholders to be held in June 7, 2023, and which is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION.

Information relating to executive compensation will be included in the Company’s definitive proxy statement relating to the Company’s Annual Meeting of Stockholders to be held in June 7, 2023, and which is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information relating to security ownership of certain beneficial owners and management will be included in the Company’s definitive proxy statement relating to the Company’s Annual Meeting of Stockholders to be held in June 7, 2023, and which is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information relating to certain transactions by Directors and executive officers of the Company will be included in the Company’s definitive proxy statement relating to the Company’s Annual Meeting of Stockholders to be held in June 7, 2023, and which is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information relating to principal accountant fees and services will be included in the Company’s definitive proxy statement relating to the Company’s Annual Meeting of Stockholders to be held in June 7, 2023, and which is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this Report:

1.	Financial statements (Index to Consolidated Financial Statements at page F-1 of this Report)

2.	Financial Statement Schedules (Index to Consolidated Financial Statements – Supplementary Information at page F-1 of this Report)

3.	Exhibits:

3.1	Certificate of Incorporation of PrimeEnergy Resources Corporation, as amended and restated of December 21, 2018, (filed as Exhibit 3.1 of PrimeEnergy Resources Corporation Form 8-K on December 27, 2018, and incorporated herein by reference).

3.2	Bylaws of PrimeEnergy Resources Corporation as amended and restated as of April 24, 2020 (filed as Exhibit 3.2 of PrimeEnergy Resources Corporation Form 8-K on April 27, 2020 and incorporated herein by reference).

10.18	Composite copy of Non-Statutory Option Agreements (Incorporated by reference to Exhibit 10.18 of PrimeEnergy Resources Corporation Form 10-K for the year ended December 31, 2004).

10.22.6	FOURTH AMENDED AND RESTATED CREDIT AGREEMENT dated as of July 5, 2022, is among PRIMEENERGY RESOURCES CORPORATION, a Delaware corporation (the “Borrower”), each of the Lenders from time to time party hereto and CITIBANK, N.A. (in its individual capacity, “Citibank”), as administrative agent for the Lenders (in such capacity, together with its successors in such capacity, the “Administrative Agent”) (filed as exhibit 10.22.6 of PrimeEnergy Resources Corporation Form 10-Q for the Quarter Ended June 30 2022, and incorporated by reference).

10.22.6.1	FIRST AMENDMENT TO FOURTH AMENDED AND RESTATED CREDIT AGREEMENT, dated as of October 31, 2022 (the “First Amendment Effective Date”), is among PRIMEENERGY RESOURCES CORPORATION, a Delaware corporation (the “Borrower”), CITIBANK, N.A., as administrative agent (in such capacity, the “Administrative Agent”) and as Issuing Bank, each Guarantor party hereto and the financial institutions party hereto as Lenders (filed herewith).

14	PrimeEnergy Resources Corporation Code of Business Conduct and Ethics, as amended December 16, 2011 (Incorporated by reference to Exhibit 14 of PrimeEnergy Resources Corporation Form 10-K for the year ended December 31, 2011).

21	Subsidiaries (filed herewith).

23	Consent of Ryder Scott Company, L.P. (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Summary Reserve Report dated March 7, 2023, of Ryder Scott Company, L.P. (filed herewith).

101.INS	Inline XBRL (eXtensible Business Reporting Language) Instance Document (filed herewith)

101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of April, 2023.

PrimeEnergy Resources Corporation

By:	/s/ Charles E. Drimal, Jr.
Charles E. Drimal, Jr.
Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 17th, day of April, 2023.

/s/ Charles E. Drimal, Jr. Charles E. Drimal, Jr.	Chairman, Chief Executive Officer and President; The Principal Executive Officer

/s/ Beverly A. Cummings Beverly A. Cummings	Director, Executive Vice President and Treasurer; The Principal Financial Officer

/s/ Clint Hurt Clint Hurt	Director	/s/ Thomas S. T. Gimbel Thomas S. T. Gimbel	Director

/s/ H. Gifford Fong H. Gifford Fong	Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Financial Statements
Consolidated Balance Sheets – As of December 31, 2022 and 2021	F-6
Consolidated Statements of Income – For the years ended December 31, 2022 and 2021	F-7
Consolidated Statements of Equity – For the years ended December 31, 2022 and 2021	F-8
Consolidated Statements of Cash Flows – For the years ended December 31, 2022 and 2021	F-9
Notes to Consolidated Financial Statements	F-10
Supplementary Information:
Capitalized Costs Relating to Oil and Gas Producing Activities, years ended December 31, 2022 and 2021	F-24
Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities, years ended December 31, 2022 and 2021	F-24
Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves, years ended December 31, 2022 and 2021	F-24
Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves, years ended December 31, 2022 and 2021	F-25
Reserve Quantity Information, years ended December 31, 2022 and 2021	F-26
Results of Operations from Oil and Gas Producing Activities, years ended December 31, 2022 and 2021	F-26
Notes to Supplementary Information	F-27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
PrimeEnergy Resources Corporation and Subsidiaries:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of PrimeEnergy Resources Corporation and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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

Depreciation, Depletion and Amortization and Impairment of Property and Equipment

Description of the Matter	At December 31, 2022, the carrying value of the Company’s property and equipment was $174.0 million, and depreciation, depletion and amortization (DD&A) expense was $28.1 million for the year then ended. As described in Note 1, the Company follows the “successful efforts” method of accounting for its oil and gas properties. Under the “successful efforts” method, costs of acquiring undeveloped oil and gas leasehold acreage, including lease bonuses, brokers’ fees and other related costs, are capitalized. Provisions for impairment of undeveloped oil and gas leases are based on periodic evaluations. Annual lease rentals and exploration expenses, including geological and geophysical expenses and exploratory dry hole costs, are charged against income as incurred. Costs of drilling and equipping productive wells, including development of dry holes and related production facilities, are capitalized. All other property and equipment are carried at cost. Depreciation and depletion of oil and gas production equipment and properties are determined under the
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

Our audit procedures included, among others, evaluating the professional qualifications and objectivity of the Company’s independent petroleum engineers responsible for the preparation of the proved oil and gas reserve estimates for select properties. We also utilized the services of an independent auditor-engaged specialist to ensure the methodologies and assumptions utilized by the Company’s independent engineers were reasonable and in accordance with industry standards. In addition, we compared the Company’s recent production with its reserve estimates for properties that have significant production or significant reserve quantities and inquired of disproportionate ratios that did not align with our expectations. We also tested the mathematical accuracy of the DD&A and impairment calculations, including comparing the oil and gas reserve amounts used in the calculations to the Company’s reserve reports.

Accounting for Asset Retirement Obligations

Description of the Matter	At December 31, 2022, the asset retirement obligation (ARO) balance totaled $15.4 million. As further described in Note 1, the Company’s ARO primarily represents the estimated present value of the amount the Company will incur to plug, abandon, and remediate producing properties at the end of their productive lives, in accordance with applicable state laws. The Company determined its asset retirement obligation by calculating the present value of estimated cash flows related to the liability. The asset retirement obligation is recorded as a liability at its estimated present value at its inception, with an offsetting increase to producing properties. Periodic accretion of discount of the estimated liability is recorded as an expense in the statements of income.

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

How We Addressed the Matter in Our Audit	We obtained an understanding and evaluated the design of the Company’s internal controls over its ARO estimation process, including management’s review of the significant assumptions that have a material effect on the determination of the obligations. Based on our evaluation, we designed our audit procedures to include, among others, assessing the significant assumptions and inputs used in the valuation, such as retirement cost estimates and timing of settlement assumptions. Additionally, we compared the ARO against historical results, reviewed the reasonableness of the discount rate utilized in the estimate, considered the reasonableness of the current and long-term portion of the obligation by comparing the accretion expense trends, and considered the completeness of the properties included in the estimate by comparing to the Company’s reserve reports.
/s/ GRASSI & CO., CPAs, P.C.
We have served as the Company’s auditor since 1989.
New York, New York
April 14, 2023

PRIMEENERGY RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except share data)

	As of December 31,
	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$26,543	$10,347
Accounts receivable, net	12,147	14,208
Prepaid obligations	32,839	733
Due from related parties	388	—
Derivative asset short-term	210	—
Other current assets	38	40

Total Current Assets	72,165	25,328
Property and Equipment
Oil and gas properties at cost	555,280	539,484
Less: Accumulated depletion and depreciation	(385,811)	(359,742)

	169,469	179,742

Field and office equipment at cost	27,246	27,080
Less: Accumulated depreciation	(22,728)	(22,159)

	4,518	4,921

Total Property and Equipment, Net	173,987	184,663
Other assets	985	923

Total Assets	$247,137	$210,914

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$11,451	$7,282
Accrued liabilities	25,750	7,821
Due to related parties	—	52
Current portion of asset retirement and other long-term obligations	2,566	1,630
Derivative liability short-term	1,190	4,935

	40,957	21,720

Long-Term Bank Debt	11,000	36,000
Asset Retirement Obligations	13,525	13,222
Derivative Liability Long-Term	—	650
Deferred Income Taxes	39,968	38,743
Other Long-Term Obligations	1,334	1,488

Total Liabilities	106,784	111,823
Commitments and Contingencies
Equity
Common stock, $.10 par value; 2022 and 2021: Authorized: 2,810,000 shares, outstanding 2022: 1,901,000 shares; outstanding 202 1 : 1,992,077 shares.	281	281
Paid-in capital	7,555	7,555
Retained earnings	177,566	128,902
Treasury stock, at cost; 2022: 909,000 shares; 2021: 817,923	(45,049)	(37,647)

Total Stockholders’ Equity	140,353	99,091

Total Liabilities and Equity	$247,137	$210,914

The accompanying Notes are an integral part of these Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Thousands of dollars, except per share amounts)

	For the Years Ended December 31,
	2022	2021
Revenues
Oil sales	$90,803	$50,474
Natural gas sales	18,428	11,432
Natural gas liquids sales	14,887	11,220
Realized gain (loss) on derivative instruments, net	(16,644)	(5,045)
Field service income	12,978	9,262
Unrealized (loss) on derivative instruments	4,605	(4,914)
Other income	30	29

Total Revenues	125,087	72,458
Costs and Expenses
Lease operating expense	37,816	24,419
Field service expense	11,094	9,152
Depreciation, depletion, amortization and accretion on discounted liabilities	28,068	26,325
General and administrative expense	20,233	9,084

Total Costs and Expenses	97,211	68,980
Gain on Sale and Exchange of Assets	31,789	1,478

Income from Operations	59,665	4,956

Other Income and Expenses
Less: Interest expense	(909)	(2,007)
Add: Interest income	237	—
Add: PPP Loan Forgiveness	—	1,693

Income Before Provision Income Taxes	58,993	4,642
Income Tax Expense	10,329	2,516

Net Income	48,664	2,126
Less: Net Income Attributable to Non-Controlling Interest	—	28

Net Income Attributable to PrimeEnergy	$48,664	$2,098

Basic Income Per Common Share	$24.91	$1.05

Diluted Income Per Common Share	$17.95	$0.76

The accompanying Notes are an integral part of these Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Thousands of dollars, except share amounts)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity – PrimeEnergy	Non- Controlling Interest	Total Equity
Balance at December 31, 2020	1,994,177	$281	$7,541	$126,804	$(37,502)	$97,124	$874	$97,998
Purchase 2,100 shares of common stock	(2,100)	—	—	—	(145)	(145)	—	(145)
Net Income	—	—	—	2,098	—	2,098	28	2,126
Purchase of non-controlling interest	—	—	14	—	—	14	(58)	(44)
Distributions to non-controlling interest	—	—	—	—	—	—	(844)	(844)

Balance at December 31, 2021	1,992,077	$281	$7,555	$128,902	$(37,647)	$99,091	$—	$99,091
Purchase 91,077 shares of common stock	(91,077)	—	—	—	(7,402)	(7,402)	—	(7,402)
Net Income	—	—	—	48,664	—	48,664	—	48,664

Balance at December 31, 2022	1,901,000	$281	$7,555	$177,566	$(45,049)	$140,353	$—	$140,353

The accompanying Notes are an integral part of these Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)

	For the Years Ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net Income	$48,664	$2,126
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion on discounted liabilities	28,068	26,325
Gain on sale of properties	(31,789)	(1,478)
Unrealized (gain) loss on derivative instruments	(4,605)	4,914
PPP Loan forgiveness	—	(1,693)
Provision for deferred income taxes	1,225	2,376
Changes in assets and liabilities:
Accounts receivable	2,096	(6,760)
Allowance for doubtful accounts	(35)	(227)
Due from related parties	(388)	44
Due to related parties	(52)	(30)
Prepaid obligations	(32,106)	(143)
Other current assets	2	64
Accounts payable	4,169	2,065
Accrued liabilities	17,929	1,034
Other assets	100	—
Other long-term liabilities	(151)	—

Net Cash Provided by Operating Activities	33,127	28,617

Cash Flows from Investing Activities:
Capital expenditures, including exploration expense	(15,974)	(20,726)
Proceeds from sale of properties and equipment	31,445	1,478

Net Cash Provided by (Used in) Investing Activities	15,471	(19,248)

Cash Flows from Financing Activities:
Purchase of stock for treasury	(7,402)	(145)
Purchase of non-controlling interests	—	(676)
Increase in long-term bank debt and other long-term obligations	11,000	11,209
Repayment of long-term bank debt and other long-term obligations	(36,000)	(10,209)
Distribution to non-controlling interest	—	(197)

Net Cash Used in Financing Activities	(32,402)	(18)

Net Increase in Cash and Cash Equivalents	16,196	9,351
Cash and Cash Equivalents at the Beginning of the Year	10,347	996

Cash and Cash Equivalents at the End of the Year	$26,543	$10,347

Supplemental Disclosures:
Income taxes paid during the year	$539	$343
Interest paid during the year	$842	$1,957
Non-Cash Disclosures:
Purchase of non-controlling interest	$—	$14
Distribution of non-controlling interest in liquidated partnerships	$—	$647
The accompanying Notes are an integral part of these Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Operations and Significant Accounting Policies
Nature of Operations:
PrimeEnergy Resources Corporation (“PERC”), a Delaware corporation, was organized in March 1973 and is engaged in the development, acquisition and production of oil and natural gas properties. PrimeEnergy Resources Corporation and its subsidiaries are herein referred to as the “Company.” The Company owns leasehold, mineral and royalty interests in producing and non-producing
oil and gas properties across the United States, primarily in Oklahoma, and Texas. The Company operates approximately 630 active wells and owns non-operating
interests and royalties in approximately 800 additional wells. Additionally, the Company provides well-servicing support operations, site-preparation and construction services for oil and gas drilling and reworking operations, both in connection with the Company’s activities and providing contract services for third parties. The Company is publicly traded on the NASDAQ under the symbol “PNRG.” PERC owns Eastern Oil Well Service Company (“EOWSC”) and EOWS Midland Company (“EMID”) which perform oil and gas field servicing. PERC also owns Prime Operating Company (“POC”), which serves as operator for most of the producing oil and gas properties owned by the Company and affiliated entities. The markets for the Company’s products are highly competitive, as oil and gas are commodity products and prices depend upon numerous factors beyond the control of the Company, such as economic, political and regulatory developments and competition from alternative energy sources.
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
Subsequent Events:
Subsequent events have been evaluated through the date that the consolidated financial statements were issued. During this period, there were no material subsequent items requiring disclosure, other than as stated in Footnote 4, to these consolidated financial statements.
Use of Estimates:
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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
Oil and gas properties:
The Company utilizes the successful efforts method of accounting for its oil and gas properties. Under this method, all costs associated with productive wells and nonproductive development wells are capitalized while nonproductive explorat ion costs an
d geological and geophysical expenditures are expensed. Oil and gas leasehold acquisition costs are capitalized when incurred and included as unproved oil and gas properties in the consolidated balance sheets. The Company does not carry the costs of drilling an exploratory well as an asset in its consolidated balance sheets following the completion of drilling unless both of the following conditions are met: (i) the well has found a sufficient quantity of reserves to justify its completion as a producing well and (ii) the Company is making sufficient progress assessing the reserves and the economic and operating viability of the project. The Company’s exploratory wells include extension wells that extend the limits of a known reservoir. Due to the capital intensive nature and the geographical location of certain projects, it may take an extended period of time to evaluate the future potential of an exploration project and the economics associated with making a determination on its commercial viability. In these instances, the project’s feasibility is not contingent upon price improvements or advances in technology, but rather the Company’s ongoing efforts and expenditures related to accurately predicting the hydrocarbon recoverability based on well information, gaining access to other companies’ production data in the area, transportation or processing facilities, and/or getting partner approval to drill additional appraisal wells. These activities are ongoing and being pursued constantly. Consequently, the Company’s assessment of suspended exploratory/extension well costs is continuous until a decision can be made that the project has found sufficient proved reserves to sanction the project or is determined to be noncommercial and is charged to exploration and abandonments expense. As of December 31, 2022, the Company had no such suspended well costs.
The capitalized costs of proved properties are depleted using the unit-of-production
method based on proved reserves. Costs of significant nonproducing properties, wells in the process of being drilled and in-process
development projects are excluded from depletion until the related project is completed and proved reserves are established or, if unsuccessful, abandonments expense is recognized. Proceeds from the sales of individual properties and the capitalized costs of individual properties sold or abandoned are credited and charged, respectively, to accumulated depletion, depreciation and amortization, if doing so does not materially impact the depletion rate of its amortization base. Generally, no gain or loss is recorded until an entire amortization base is sold. However, gain or loss is recorded from the sale of less than an entire amortization base if the disposition is significant enough to materially impact the depletion rate of the remaining properties in the amortization base.
Field and office Equipment:
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
Revenue recognition:
The majority of the Company’s production is operated by third party operators where we elect to market our products under the joint operating agreements. Accordingly, we receive our proportionate share of revenue proceeds for production sold by the operator under the operator’s marketing agreements. The Company recognizes revenue and any costs indicated by the operator in the related production period.
The Company recognizes revenue related to production from properties operated by the Company when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.
Oil sales.
The Company recognizes oil sales revenue when (i) control/custody transfers to the purchaser and (ii) the agreed-upon index price, net of any price differentials, is fixed and determinable. Any costs incurred prior to the transfer of control to the customer, such as gathering and transportation costs, are recognized as oil and gas production costs.
NGL and gas sales
. Under the majority of the Company’s gas processing contracts, gas is delivered to a midstream processing entity and the Company recognizes revenue when the products are delivered to the midstream gathering or processing entity at a specified index price, net of downstream gathering and processing fees.

Asset Retirement Obligation:
The asset retirement obligation primarily represents the estimated present value of the amount the Company will incur to plug, abandon and remediate producing properties at the end of their productive lives, in accordance with applicable state laws. The Company determined its asset retirement obligation by calculating the present value of estimated cash flows related to the liability. The asset retirement obligation is recorded as a liability at its estimated present value at its inception, with an offsetting increase to producing properties. Periodic accretion of discount of the estimated liability is recorded as an expense in the statements of income.
Income Taxes:
The Company follows the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recorded for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the tax rate in effect for the year in which those temporary differences are expected to turn around. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the year of the enacted rate change. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that the related tax benefits will not be realized. As of December 31, 2022 and 2021, The Company had no valuation allowance.
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
The financial instruments are accounted for in accordance with applicable accounting standards for derivative instruments and hedging activities. Such standards require that applicable derivative instruments be measured at fair market value and recognized as assets or liabilities in the balance sheet. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation is generally established at the inception of a derivative. For derivatives designated as cash flow hedges and meeting applicable effectiveness guidelines, changes in fair value, to the extent effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value of a derivative resulting from ineffectiveness or an excluded component of the gain/loss is recognized immediately in the statements of income.
2. Acquisitions and Dispositions
2022 Transactions
:
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
AMI for the joint development of horizontal wells. As part of the agreement, the Company sold a portion of its interest in this acreage to the joint development partner for proceeds of $16.1 million.
2021 Transaction
s
:
During 2021 the Company acquired
5.9
net acres, located in Midland county, Texas, for approximately $
29,500
and sold or farmed out interests in certain
non-core
undeveloped and developed oil and natural gas properties in Oklahoma. In Texas, the Company divested approximately 116 net mineral acres (NMA) located in Martin County, Texas for proceeds of $
1.45
 million.
During 2021 the Company liquidated partnerships for total cash payments of $632,000, resulting in the non-cash
distribution of
non-controlling
interest of $647,000. Effective December 31, 2021, all managed partnerships and trusts were liquidated.
3. Additional Balance Sheet Information
Accounts receivable, net at December 31, 2022 and 2021 consisted of the following:

	December 31,
(Thousands of dollars)	2022	2021
Joint interest billings	$1,806	$1,902
Trade receivables	1,762	1,429
Oil and gas sales	8,894	11,154
Other	21	94

	12,483	14,579
Less: Allowance for doubtful accounts	(336)	(371)

Total	$12,147	$14,208

Accounts payable at December 31, 2022 and 2021 consisted of the following:

	December 31,
(Thousands of dollars)	2022	2021
Trade	$5,142	$2,390
Royalty and other owners	3,600	2,802
Partner advances	1,111	1,209
Other	1,598	881

Total	$11,451	$7,282

Accrued liabilities at December 31, 2022 and 2021 consisted of the following:

	December 31,
(Thousands of dollars)	2022	2021
Compensation and related expenses	$9,743	$3,919
Property costs	6,413	2,901
Taxes	9,352	893
Other	242	108

Total	$25,750	$7,821

4. Long-Term Debt
Bank Debt:
On February 15, 2017, the Company and its lenders entered into a Third Amended and Restated Credit Agreement (the “2017 Credit Agreement”) with a maturity date of February 15, 2021. Under the 2017 Credit Agreement, the Company had a revolving line of credit and letter of credit facility of up to $300 million subject to a borrowing base that is determined semi-annually by the lenders based upon the Company’s consolidated financial statements and the estimated value of the Company’s oil and gas properties, in accordance with the Lenders’ customary practices for oil and gas loans. The credit facility is secured by substantially all of the Company’s oil and gas properties. The 2017 Credit Agreement includes terms and covenants that require the Company to maintain a minimum current ratio and total indebtedness to EBITDAX (earnings before depreciation, depletion, amortization, taxes, interest expense and exploration costs) ratio, as defined, and restrictions are placed on the payment of dividends, the amount of treasury stock the Company may purchase, commodity hedge agreements, and loans and investments in its consolidated subsidiaries and limited partnerships.
On December 20, 2021 the company entered into a Seventh Amendment to the 2017 Credit Agreement and Citibank N.A was appointed as successor administrative agent replacing PNC Bank. Under this amendment the Company’s borrowing base was $50 million. Borrowings under the 2017 Credit Agreement would bear interest at alternate base rate (ABR) plus an applicable margin ranging from 2.00% to 3.00% or at the Company’s option, at a rate equal to the secured overnight financing rate (SOFR rate) as administered by the SOFR Administrator, in this case the Federal Reserve Bank of New York, plus an applicable margin ranging from 3.00% to 4.00%. The 2017 Credit Agreement was set to mature on February 11, 2023. On December 31, 2021, the Company had a total of $36 million of borrowings outstanding under its revolving credit and $14 million was available for future borrowings. The 2017 Credit Agreement was terminated on July 5th, 2022 with the issuance of the Fourth Amended and Restated Credit Agreement.
On July 5, 2022 , the Company and its lenders entered into a Fourth Amended and Restated Credit Agreement (the “2022 Credit Agreement”) with a maturity date of June 1, 2026. Under the 2022 Credit Agreement, the Company has a revolving line of credit and letter of credit facility of up to $300 million subject

to a borrowing base that is determined semi-annually by the lenders based upon the Company’s consolidated financial statements and the estimated value of the Company’s oil and gas properties, in accordance with the Lenders’ customary practices for oil and gas loans. The initial borrowing base of the agreement is
$75 million. The credit facility is secured by substantially all of the Company’s oil and gas properties. The 2022 Credit Agreement includes terms and covenants that require the Company to maintain a minimum current ratio and total indebtedness to EBITDAX (earnings before depreciation, depletion, amortization, taxes, interest expense and exploration costs) ratio, as defined, and restrictions are placed on the payment of dividends, the amount of treasury stock the Company may purchase, and commodity hedge agreements.
On December 31, 2022, the Company had a total of $11 million of borrowings outstanding under its revolving credit facility and $64 million was available for future borrowings.
Effective January 20, 2023 , in lieu of a formal amendment, a borrowing base letter authorized by all lenders and Prime of the 2022 Credit Agreement resulted in an adjustment to decrease the amount of the Borrowing Base available from $75 million to $60 million until such time as the next redetermination date as required by the agreement.
As of March 31, 2023, the borrowing base was $60 million and the Company no outstanding borrowings under the Credit Facility.
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
The PPP loans have been approved for forgiveness by the Small Business Administration ( SBA) in conjunction with our lender PNC Bank. The effective date of February 18, 2022 for Eastern Oil Well Service Company in the amount of $481 thousand in principal and interest paid to our lender PNC Bank. The effective date of March 16, 2022 for Prime Operating Company in the amount of $1.2 million in principal and interest to our lender PNC Bank. Effective December 31, 2021, PPP debt and any accrued interest were reclassed from the consolidated balance sheet and recorded in other income on the consolidated statements of income.

(5) Other Long-Term Obligations and Commitments:
Operating Leases:
The Company leases office facilities under operating leases and recognizes lease expense on a straight-line basis over the lease term. Lease assets and liabilities are initially recorded at commencement date based on the present value of lease payments over the lease term. A new finance lease for office equipment is included in Property and equipment, Current portion of asset retirement and Other Long-Term Obligations in 2022. As most of the Company’s lease contracts do not provide an implicit discount rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The weighted average discount rate used was 7.54%. Certain leases may contain variable costs above the minimum required payments and are not included in the right-of-use
assets or liabilities. Leases may include renewal, purchase or termination options that can extend or shorten the term of the lease. The exercise of those options is at the Company’s sole discretion and is evaluated at inception and throughout the contract to determine if a modification of the lease term is required. Leases with an initial term of 12 months or less are not recorded on the balance sheet.
Operating lease costs for the years ended December 31, 2022 and 2021 were $628 thousand and $577 thousand, respectively. Cash payments included in the operating lease cost for years ended December 31, 2022 and 2021 were $673 thousand and $599 thousand, respectively. The weighted-average remaining operating lease terms for the years ended December 31, 2022 and 2021 were 11 months and 15 months, respectively. The Company acquired and amended certain leases for office space in Texas providing for payments of $673,000 in 2022, $684,000 in 2023, $202,000 in 2024 and $27,000 in 2025.
Rent expense for office space the years ended December 31, 2022 and 2021 was $755,000 and $653,000, respectively.
The payment schedule for the Company’s operating lease obligations as of December 31, 2022 is as follows:

(Thousands of dollars)	Operating Leases
2023	$684
2024	202
2025	27

Total undiscounted lease payments	$913
Less: Amount associated with discounting	(61)

Total net operating lease liabilities	$852
Less: Current portion included in Other current liabilities	647

Non-current portion included in Other liabilities	$205

Asset Retirement Obligation:
A reconciliation of the liability for plugging and abandonment costs for the years ended December 31, 2022 and 2021 is as follows:

	Years Ended December 31,
(Thousands of dollars)	2022	2021
Asset retirement obligation at beginning of period	$14,295	$13,660
Net wells placed on production	11	724
Liabilities settled	(1,407)	(1,047)
Dispositions	(344)	(52)
Accretion expense	666	642
Revisions in estimated liabilities	2,222	368

Asset retirement obligation at end of period	$15,443	$14,295
Less: Current portion included in Current portion of asset retirement and other long-term obligations	1,918	1,073

Long-term Asset Retirement Obligations included in Asset Retirement Obligations	$13,525	$13,222

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

8. Income Taxes
The components of the provision for income taxes for the years ended December 31, 2022 and 2021 are as follows:

	Years Ended December 31,
(Thousands of dollars)	2022	2021
Current:
Federal	$8,330	$81
State	774	59

Total current	9,104	140
Deferred:
Federal	886	1,802
State	339	574

Total deferred	1,225	2,376

Total income tax provision	$10,329	$2,516

	At December 31,
(Thousands of dollars)	2022	2021
Deferred Tax Assets:
Accrued liabilities	$353	$80
Allowance for doubtful accounts	77	85
Derivative Contracts	223	1,272
Partnership basis difference	90	98
State Net operating loss carry-forwards	283	470

Total deferred tax assets	1,026	2,005
Deferred Tax Liabilities:
Depletion and depreciation	40,994	40,748

Total deferred tax liabilities	40,994	40,748

Net deferred tax liabilities	$39,968	$38,743

The total provision for income taxes for the years ended December 31, 2022 and 2021 varies from the federal statutory tax rate as a result of the following:

	Years Ended December 31,
(Thousands of dollars)	2022	2021
Expected tax expense	$12,389	$975
Net changes in deferred assets and liabilities	1,225	2,376
Permanent differences	870	(677)
State income tax, net of federal benefit	612	47
Provision to return adjustment	(4,765)	744
Tax Credits	—	(948)
Other, net	(2)	(1)

Total income tax provision	$10,329	$2,516

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
The Company has not recorded any provision for uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The 2004, 2005, 2006, 2009 and 2017 federal income tax returns have been audited by the Internal Revenue Service. Returns for unexamined earlier years may be examined and adjustments made to the amount of percentage depletion and AMT credit carryforwards flowing from those years into an open tax year, although in general no assessment of income tax may be made for those years on which the statute has closed. Federal and State returns for the years 2020 through 2022 remain open for examination by the relevant taxing authorities.
Enactment of the Inflation Reduction Act of 2022
. On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IRA”), which includes, among other things, a corporate alternative minimum tax (the “CAMT”). Under the CAMT, a 15 percent minimum tax will be imposed on certain adjusted financial statement income of “applicable corporations,” which is effective for tax years beginning after December 31, 2022. The CAMT generally treats a corporation as an “applicable corporation” in any taxable year in which the “average annual adjusted financial statement income” of the corporation and certain of its subsidiaries and affiliates for a three taxable-year period ending prior to such taxable year exceeds $1 billion. The IRA also establishes a one percent excise tax on stock repurchases made by publicly traded U.S. corporations. The excise tax is effective for any stock repurchases after December 31, 2022. The IRA did not impact the Company’s current year tax provision or the Company’s consolidated financial statements, but the new provisions could impact future periods.
Enactment of the Consolidated Appropriations Act, 2021
. On December 27, 2020, President Trump signed into law the Consolidated Appropriations Act, 2021 (the “Act”). The Act includes many tax provisions, including the extension of various expiring provisions, extensions and expansions of certain earlier pandemic tax relief provisions, among other things. The Act did not have a material impact on the Company’s tax provisions or the Company’s consolidated financial statements.
Enactment of the Coronavirus Aid, Relief and Economic Security Act.
On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. Under the CARES Act the refundable portion of AMT credits was increased to 100% therefore the Company received a full refund of such credits in 2020.
9. Segment Information and Major Customers
The Company operates in one industry – oil and gas exploration, development, operation and servicing. The Company’s oil and gas activities are entirely in the United States. The Company sells its oil and natural gas and liquids production to a number of direct purchasers under direct contracts or through other operators under joint operating agreements. Listed below are the purchasers of the Company’s production which represented more than 10% of the Company’s sales for the years ended 2022 and 2021.

	2022	2021
Oil:
APA Corporation	55%	48%
Plains All American Inc.	16%	18%
Natural gas and liquids:
APA Corporation	58%	52%
Targa Pipeline Mid-Continent West Tex, LLC	11%	19%
Although there are no long-term oil and gas purchasing agreements with these purchasers, the Company believes that they will continue to purchase its oil and gas products and, if not, could be replaced by other purchasers.
10. Financial Instruments
Fair Value Measurements:
Authoritative guidance on fair value measurements defines fair value, establishes a framework for measuring fair value and stipulates the related disclosure requirements. The Company follows a three-level hierarchy, prioritizing and defining the types of inputs used to measure fair value. The fair values of the Company’s interest rate swaps, natural gas and crude oil price collars and swaps are designated as Level 3. The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2022 and December 31, 2021:

December 31, 2022	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2022
(Thousands of dollars)
Assets
Commodity derivative contracts	$—	$—	$210	$210

Total assets	$—	$—	$210	$210

Liabilities
Commodity derivative contracts	$—	$—	$(1,190)	$(1,190)

Total liabilities	$—	$—	$(1,190)	$(1,190)

December 31, 2021	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2021
(Thousands of dollars)
Assets
Commodity derivative contracts	$—	$—	$—	$—

Total assets	$—	$—	$—	$—

Liabilities
Commodity derivative contract	$—	$—	$(5,585)	$(5,585)

Total liabilities	$—	$—	$(5,585)	$(5,585)

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
The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the year ended December 2022.

(Thousands of dollars)
Net Liabilities – December 31, 2021	$(5,585)
Total realized and unrealized gains (losses):
Included in earnings (a)	(12,039)
Purchases, sales, issuances and settlements	16,644

Net Liabilities – December 31, 2022	$(980)

(a)	Derivative instruments are reported in revenues as realized gain/loss and on a separately reported line item captioned unrealized gain/loss on derivative instruments.
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
The following table sets forth the effect of derivative instruments on the consolidated balance sheets at December 31, 2022 and 2021:

		Fair Value
(Thousands of dollars)	Balance Sheet Location	December 31, 2022	December 31, 2021
Asset Derivatives:
Derivatives not designated as cash-flow hedging instruments:
Crude oil commodity contract	Other current assets	$162	$—
Natural gas commodity contract	Other current assets	48	—

Total		$210	$—

Liability Derivatives:
Derivatives not designated as cash-flow hedging instruments:
Crude oil commodity contracts	Derivative liability short-term	$(931)	$(3,992)
Natural gas commodity contracts	Derivative liability short-term	(259)	(943)
Crude oil commodity contracts	Derivative liability long-term	—	(490)
Natural gas commodity contracts	Derivative liability long-term	—	(160)

Total		$(1,190)	$(5,585)

Total derivative instruments		$(980)	$(5,585)

The following table sets forth the effect of derivative instruments on the consolidated statements of income for the years ended December 31, 2022 and 2021:

	Location of gain/loss recognized in income	Amount of gain/loss recognized in income
(Thousands of dollars)		2022	2021
Derivatives not designated as cash-flow hedge instruments:
Natural gas commodity contracts	Unrealized gain (loss) on derivative instruments, net	892	(859)
Crude oil commodity contracts	Unrealized (loss) gain on derivative instruments, net	3,713	(4,055)
Natural gas commodity contracts	Realized gain (loss) on derivative instruments, net	(4,543)	(1,833)
Crude oil commodity contracts	Realized (loss) on derivative instruments, net	(12,101)	(3,212)

		$(12,039)	$(9,959)

11. Related Party Transactions
During 2021 the Company, as managing general partner or managing trustee, repurchased the interests of the partners and trust unit holders in certain of the Partnerships or Trusts in an amount totaling $676,000. Effective December 31, 2021, all managed partnerships and trusts were liquidated.
Amounts due to or from related parties primarily represent receipts or expenses, related to oil and gas properties, collected or paid by the Company as agent for the joint venture partners, which may include members of the Company’s Board of Directors.
12. Salary Deferral Plan
The Company maintains a salary deferral plan (the “Plan”) in accordance with Internal Revenue Code Section 401(k), as amended. The Plan provides for matching contributions, of which $301,837 and $304,955 were made in 2022 and 2021, respectively
13. Earnings per Share
Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock in gain periods. The following reconciles amounts reported in the consolidated financial statements:

	Years Ended December 31,
	2022			2021
	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount
Basic	$48,664	1,953,916	$24.91	$2,098	1,992,077	$1.05

Effect of dilutive securities:
Options	—	757,254			752,085

Diluted	$48,664	2,711,170	$17.95	$2,098	2,744,162	$0.76

PRIMEENERGY RESOURCES CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION

CAPITALIZED COSTS RELATING TO
OIL AND GAS PRODUCING ACTIVITIES
(Unaudited)

	As of December 31,
(Thousands of dollars)	2022	2021
Proved Developed oil and gas properties	$555,280	$539,484
Proved Undeveloped oil and gas properties	—	—

Total Capitalized Costs	555,280	539,484
Accumulated depreciation, depletion and valuation allowance	(385,811)	(359,742)

Net Capitalized Costs	$169,469	$179,742

COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION,
EXPLORATION AND DEVELOPMENT ACTIVITIES
(Unaudited)

	Years Ended December 31,
(Thousands of dollars)	2022	2021
Development Costs	$13,598	$18,678

STANDARDIZED MEASURE OF DISCOUNTED FUTURE
NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES
(Unaudited)

	As of December 31,
(Thousands of dollars)	2022	2021
Future cash inflows	$994,842	$501,431
Future production costs	(378,160)	(207,697)
Future development costs	(95,746)	(18,507)
Future income tax expenses	(110,439)	(57,798)

Future Net Cash Flows	410,497	217,429
10% annual discount for estimated timing of cash flows	(165,961)	(81,623)

Standardized Measure of Discounted Future Net Cash Flows	$244,536	$135,806

See accompanying Notes to Supplementary Information

PRIMEENERGY RESOURES CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION

STANDARDIZED MEASURE OF DISCOUNTED FUTURE
NET CASH FLOWS AND CHANGES THEREIN
RELATING TO PROVED OIL AND GAS RESERVES
(Unaudited)
The following are the principal sources of change in the standardized measure of discounted future net cash flows during 2022 and 2021:

	Years Ended December 31,
(Thousands of dollars)	2022	2021
Sales of oil and gas produced, net of production costs	$(86,302)	$(45,322)
Net changes in prices and production costs	72,640	143,750
Extensions, discoveries and improved recovery	126,029	6,440
Revisions of previous quantity estimates	(10,902)	18,991
Net change in development costs	(2,814)	(12,904)
Reserves sold	(818)	(136)
Reserves purchased	—	—
Accretion of discount	13,581	4,162
Net change in income taxes	(8,435)	(21,180)
Changes in production rates (timing) and other	5,751	386

Net change	108,730	94,187
Standardized measure of discounted future net cash flow:
Beginning of year	135,806	41,619

End of year	$244,536	$135,806

See accompanying Notes to Supplementary Information

PRIMEENERGY RESOURCES CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION

RESERVE QUANTITY INFORMATION
Years Ended December 31, 2022 and 2021
(Unaudited)

	As of December 31,
	2022			2021
	Oil (MBbls)	NGL’s (MBbls)	Gas (MMcf)	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf)
Proved Developed Reserves:
Beginning of year	5,386	2,882	23,902	2,684	2,258	13,633
Extensions, discoveries and improved recovery	99	74	464	69	1	628
Revisions of previous estimates	(375)	(37)	1,309	1,639	813	11,836
Converted from undeveloped reserves	—	—	—	1,747	231	1,067
Reserves sold	(28)	(5)	(73)	(15)	(5)	(26)
Reserve purchased	—	—	—	—	—	—
Production	(939)	(417)	(3,325)	(738)	(416)	(3,236)

End of year	4,143	2,497	22,277	5,386	2,882	23,902

Proved Undeveloped Reserves:
Beginning of year	—	—	—	1,784	787	3,897
Extensions, discoveries and improved recovery	3,028	1,833	9,030	(61)	(557)	(2,726)
Revisions of previous estimates	—	—	—	31	4	386
Converted to developed reserves	—	—	—	(1,747)	(231)	(1,067)
Reserves Sold	—	—	—	(7)	(4)	(489)

End of year	3,028	1,833	9,030	—	—	—

Total Proved Reserves at the End of the Year	7,171	4,330	31,307	5,386	2,882	23,902

RESULTS OF OPERATIONS FROM OIL AND GAS PRODUCING ACTIVITIES
Years Ended December 31, 2022 and 2021
(Unaudited)

	Years Ended December 31,
(Thousands of dollars)	2022	2021
Revenue:
Oil and gas sales	$124,118	$73,126
Costs and Expenses:
Lease operating expenses	37,816	27,804
Depreciation, depletion and accretion	28,068	26,325
Income tax expense	10,329	3,989

Total Costs and Expenses	76,213	58,118

Results of Operations from Producing Activities (excluding corporate overhead and interest costs)	$47,905	$15,008

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

5. Changes in Reserves
The 2022 and 2021 extensions and discoveries reflect the drilling activity in the Company’s West Texas and
Mid-Continent
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