Form 10-K/A
period 2022-12-31
PRIMEENERGY RESOURCES CORP
filed 2023-04-18
CIK 56868

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
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
Auditor PCAOB ID Number: 606 Auditor Name: Grassi & Co., CPA’s, P.C. Auditor Location, New York NY
The aggregate market value of the voting stock of the Registrant held by non-affiliates,
computed by reference to the average bid and asked price of such common equity as of the last business day of the Registrant’s most recently completed second fiscal quarter, was $59,992,464.
The number of shares outstanding of each class of the Registrant’s Common Stock as of April 10, 2023, was 1,867,500 Common Stock, $0.10 par value

EXPLANATORY NOTE
PrimeEnergy Resources Corporation (“the Company”), is filing this amendment (“the amendment”) to its Annual Report on Form
10-K
filed on April 17, 2023, (“the original Form
10-K),
solely to disclose that the Audit Opinion Letter reflected the date of April 14, 2023, rather than April 17, 2023.
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
paragraphs 3, 4 and 5, the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.
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
10-K.
Change to the following item is included in this amendment:
Part II – Item 8 – Page
F-2
– Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To The Board of Directors and Stockholders of
PrimeEnergy Resources Corporation and Subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of PrimeEnergy Resources Corporation and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and 2021, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
April 17, 2023

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

PRIMEENERGY RESOURCES CORPORATION

Dated: April 18, 2023	By:	/s/ Charles E. Drimal, Jr.
Charles E. Drimal, Jr.
Chairman, President