Form 10-Q
period 2023-06-30
PRIMEENERGY RESOURCES CORP
filed 2023-08-15
CIK 56868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023
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
☒
The number of shares outstanding of each class of the Registrant’s Common Stock as of August
15
, 2023 was: Common Stock, $0.10 par value
1,835,300
shares.

PrimeEnergy Resources Corporation

Index to Form 10-Q

June 30, 2023

Definitions of Certain Terms and Conventions Used Herein

Within this Report, the following terms and conventions have specific meanings:

Measurements.

•	“Bbl” means a standard barrel containing 42 United States gallons.

•

“BOE” means a barrel of oil equivalent and is a standard convention used to express oil and gas volumes on a comparable oil equivalent basis. Gas equivalents are determined under the relative energy content method by using the ratio of six thousand cubic feet of gas to one Bbl of oil or natural gas liquid.

•	“BOEPD” means BOE per day.

•	“Btu” means British thermal unit, which is a measure of the amount of energy required to raise the temperature of one pound of water one degree Fahrenheit.

•	“MBbl” means one thousand Bbls.

•	“MBOE” means one thousand BOEs.

•	“Mcf” means one thousand cubic feet and is a measure of gas volume.

•	“MMcf” means one million cubic feet.

Indices.

•	“Brent” means Brent oil price, a major trading classification of light sweet oil that serves as a benchmark price for oil worldwide.

•	“WAHA” is a benchmark pricing hub for West Texas gas.

•	“WTI” means West Texas Intermediate, a light sweet blend of oil produced from fields in western Texas and is a grade of oil used as a benchmark in oil pricing. General terms and conventions.

•	“DD&A” means depletion, depreciation and amortization.

•	“ESG” means environmental, social and governance.

•	“GAAP” means accounting principles generally accepted in the United States of America.

•	“GHG” means greenhouse gases.

•	“LNG” means liquefied natural gas.

•	“NGLs” means natural gas liquids, which are the heavier hydrocarbon liquids that are separated from the gas stream; such liquids include ethane, propane, isobutane, normal butane and natural gasoline.

•	“NYMEX” means the New York Mercantile Exchange.

•	“OPEC” means the Organization of Petroleum Exporting Countries.

•	“PrimeEnergy” or the “Company” means PrimeEnergy Resources Corporation and its subsidiaries.

•

“Proved developed reserves” means reserves that can be expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well.

•

“Proved reserves” means those quantities of oil and gas, which, by analysis of geosciences and engineering data, can be estimated with reasonable certainty to be economically producible – from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations – prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

(i)

The area of the reservoir considered as proved includes: (A) The area identified by drilling and limited by fluid contacts, if any, and (B) Adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible oil or gas on the basis of available geoscience and engineering data.

(ii)

In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons as seen in a well penetration unless geoscience, engineering or performance data and reliable technology establishes a lower contact with reasonable certainty.

(iii)

Where direct observation from well penetrations has defined a highest known oil elevation and the potential exists for an associated gas cap, proved oil reserves may be assigned in the structurally higher portions of the reservoir only if geoscience, engineering or performance data and reliable technology establish the higher contact with reasonable certainty.

(iv)

Reserves which can be produced economically through application of improved recovery techniques (including, but not limited to, fluid injection) are included in the proved classification when: (A) Successful testing by a pilot project in an area of the reservoir with properties no more favorable than in the reservoir as a whole, the operation of an installed program in the reservoir or an analogous reservoir, or other evidence using reliable technology establishes the reasonable certainty of the engineering analysis on which the project or program was based; and (B) The project has been approved for development by all necessary parties and entities, including governmental entities.

(v)

Existing economic conditions include prices and costs at which economic producibility from a reservoir is to be determined. The price shall be the average during the 12-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.

•

“Proved undeveloped reserves” means reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

(i)

Reserves on undrilled acreage shall be limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances.

(ii)

Undrilled locations can be classified as having proved undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances, justify a longer time.

(iii)

Under no circumstances shall estimates for proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, or by other evidence using reliable technology establishing reasonable certainty.

•	“SEC” means the United States Securities and Exchange Commission.

•

“Standardized Measure” means the after-tax present value of estimated future net cash flows of proved reserves, determined in accordance with the rules and regulations of the SEC, using prices and costs employed in the determination of proved reserves and a 10 percent discount rate.

•	“U.S.” means United States.

•

With respect to information on the working interest in wells, drilling locations and acreage, “net” wells, drilling locations and acres are determined by multiplying “gross” wells, drilling locations and acres by the Company’s working interest in such wells, drilling locations or acres. Unless otherwise specified, wells, drilling locations and acreage statistics quoted herein represent gross wells, drilling locations or acres.

•	“WASP” means weighted average sales price.

•	All currency amounts are expressed in U.S. dollars.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This information in this Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements that involve risks and uncertainties. When used in this document, the words “believes,” “plans,” “expects,” “anticipates,” “forecasts,” “models,” “intends,” “continue,” “may,” “will,” “could,” “should,” “future,” “potential,” “estimate,” or the negative of such terms and similar expressions as they relate to the Company are intended to identify forward-looking statements, which are generally not historical in nature. The forward-looking statements are based on the Company’s current expectations, assumptions, estimates and projections about the Company and the industry in which the Company operates. Although the Company believes that the expectations and assumptions reflected in the forward-looking statements are reasonable as and when made, they involve risks and uncertainties that are difficult to predict and, in many cases, beyond the Company’s control. In addition, the Company may be subject to currently unforeseen risks that may have a materially adverse effect on it.

These risks and uncertainties include, among other things, volatility of commodity prices; product supply and demand; the impact of armed conflict (including the war in Ukraine) and related political instability on economic activity and oil and gas supply and demand; competition; the ability to obtain drilling, environmental and other permits and the timing thereof; the effect of future regulatory or legislative actions on PrimeEnergy or the industry in which it operates, including potential changes to tax laws; the ability to obtain approvals from third parties and negotiate agreements with third parties on mutually acceptable terms; potential liability resulting from pending or future litigation; the costs, including the potential impact of cost increases due to inflation and supply chain disruptions, and results of development and operating activities; the impact of a widespread outbreak of an illness, such as the COVID19 pandemic, on global and U.S. economic activity, oil and gas demand, and global and U.S. supply chains; the risk of new restrictions with respect to development activities, including potential changes to regulations resulting in limitations on the Company’s ability to dispose of produced water; availability of equipment, services, resources and personnel required to perform the Company’s development and operating activities; access to and availability of transportation, processing, fractionation, refining, storage and export facilities; PrimeEnergy’s ability to replace reserves, implement its business plans or complete its development activities as scheduled; the Company’s ability to achieve its emissions reductions, flaring and other ESG goals; access to and cost of capital; the financial strength of (i) counterparties to PrimeEnergy’s credit facility and derivative contracts, (ii) issuers of PrimeEnergy’s investment securities and (iii) purchasers of PrimeEnergy’s oil, NGL and gas production and downstream sales of purchased commodities; uncertainties about estimates of reserves, identification of drilling locations and the ability to add proved reserves in the future; the assumptions underlying forecasts, including forecasts of production, operating cash flow, well costs, capital expenditures, rates of return, expenses, and cash flow from downstream purchases and sales of oil and gas, net of firm transportation commitments; tax rates; quality of technical data; environmental and weather risks, including the possible impacts of climate change on the Company’s operations and demand for its products; cybersecurity risks; the risks associated with the ownership and operation of the Company’s water services business and acts of war or terrorism. In addition, the Company may be subject to currently unforeseen risks that may have a materially adverse effect on it.

Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward-looking statements. See “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Part 1, Item 3. Quantitative and Qualitative Disclosures About Market Risk” and “Part II, Item 1A. Risk Factors” in this Report and “Part I, Item 1. Business — Competition,” “Part I, Item 1. Business —Regulation,” “Part I, Item 1A. Risk Factors,” “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for a description of various factors that could materially affect the ability of to achieve the anticipated results described in the forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. PrimeEnergy undertakes no duty to publicly update these statements except as required by law.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
PRIMEENERGY RESOURCES CORPORATION
C
ONSOLIDATED
B
ALANCE
S
HEETS
(in Thousands, except share data)

	June 30, 2023 (Unaudited)	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$5,053	$26,543
Accounts receivable, net	26,788	12,147
Prepaid obligations	5,268	32,839
Due from related parties	203	388
Derivative asset	—	210
Other current assets	38	38

Total current assets	37,350	72,165
Properties and equipment:
Proved oil and gas properties, using the successful efforts method of accounting	600,881	555,280
Other property	26,948	27,246
Accumulated depletion and depreciation	(422,195)	(408,539)

Total properties, net	205,634	173,987
Right-of-use assets	636	852
Other assets	132	133

Total Assets	$243,752	$247,137

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$16,999	$11,451
Accrued liabilities	21,100	25,750
Current portion of asset retirement and other long-term obligations	1,621	2,566
Derivative liability	—	1,190

Total current liabilities	39,720	40,957
Long-term bank debt	—	11,000
Asset retirement obligations	13,755	13,525
Deferred income taxes	42,539	39,968
Other long-term obligations	1,249	1,334

Total Liabilities	97,263	106,784
COMMITMENTS AND CONTINGENCIES
Equity:
Common stock, $.10 par value; 2,810,000 shares authorized, 1,840,500 and 1,901,000 shares outstanding as of June 30, 2023 and December 31, 2022 respectively	281	281
Additional paid in capital	7,555	7,555
Retained earnings	189,066	177,566
Treasury stock, at cost; 969,500 and 909,000 shares as of June 30, 2023 and December 31, 2022, respectively	(50,413)	(45,049)

Total Equity	146,489	140,353

Total Liabilities and Equity	$243,752	$247,137

The financial information included as of June 30, 2023 has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements

PRIMEENERGY RESOURCES CORPORATION
C
ONSOLIDATED
S
TATEMENTS
OF
O
PERATIONS
– Unaudited
Three and six months ended June 30, 2023 and 2022
(Thousands of dollars, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Oil	$20,968	$25,838	$35,546	$52,143
Natural gas	1,228	4,657	2,980	8,403
Natural gas liquids	2,780	4,422	5,174	8,273
Field service	4,631	3,530	8,105	6,488
Realized loss on derivative instruments, net	—	(5,888)	(566)	(9,707)
Unrealized gain (loss) on derivative instruments, net	—	2,933	980	(4,206)
Other income	—	—	38	29

Total revenues	29,607	35,492	52,257	61,423
Costs and expenses:
Oil and gas production	7,718	7,317	13,273	13,877
Production and ad valorem taxes	1,444	1,895	3,863	4,054
Field service	3,367	3,335	6,534	6,055
Depreciation, depletion and amortization	7,511	6,852	13,933	13,860
Accretion of discount on asset retirement obligations	184	169	367	339
General and administrative	2,270	2,418	5,372	9,090

Total costs and expenses	22,494	21,986	47,275	47,275
Gain on sale and exchange of assets	6,053	845	6,104	14,836

Income from operations	13,166	14,351	15,019	28,984
Other income (expense)
Interest expense	(113)	(150)	(295)	(499)
Interest income	59	—	173	—

Income before income taxes	13,112	14,201	14,897	28,485
Income tax provision	3,022	3,218	3,397	6,360

Net income	$10,090	$10,983	$11,500	$22,125

Net income per share attributable to common stockholders:
Basic	$5.35	$5.57	$6.14	$11.18
Diluted	$3.82	$4.02	$4.37	$8.08
Weighted average shares outstanding:			,
Basic	1,885,684	1,972,979	1,871,474	1,979,690
Diluted	2,643,952	2,730,164	2,629,771	2,736,569
The financial information included as of June 30, 2023 has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements

PRIMEENERGY RESOURCES CORPORATION
C
ONSOLIDATED
S
TATEMENT
OF
E
QUITY
– Unaudited
Three and six months Ended June 30, 2023 and 2022
(Thousands of dollars, except share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Equity
	Shares Outstanding	Common Stock
Balance at December 31, 2022	1,901,000	$281	$7,555	$177,566	$(45,049)	$140,353
Purchase of treasury stock	(31,440)	—	—	—	(2,748)	(2,748)
Net income	—	—	—	1,410	—	1,410

Balance at March 31, 2023	1,869,560	$281	$7,555	$178,976	$(47,797)	$139,015
Purchase of treasury stock	(29,060)	—	—	—	(2,616)	(2,616)
Net income	—	—	—	10,090	—	10,090

Balance at June 30, 2023	1,840,500	$281	$7,555	$189,066	$(50,413)	$146,489

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Equity
	Shares Outstanding	Common Stock
Balance at December 31, 2021	1,992,077	$281	$7,555	$128,902	$(37,647)	$99,091
Purchase of treasury stock	(11,188)				(833)	833
Net income	—	—	—	11,142	—	11,142

Balance at March 31, 2022	1,980,889	$281	$7,555	$140,044	$(38,480)	$109,400
Purchase of treasury stock	(28,244)	—	—	—	(2,354)	(2,354)
Net income	—	—	—	10,983	—	10,983

Balance at June 30, 2022	1,952,645	$281	$7,555	$151,027	$(40,834)	$118,029

The financial information included as of June 30, 2023 has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements

PRIMEENERGY RESOURCES CORPORATION
C
ONSOLIDATED
S
TATEMENTS
OF
C
ASH
F
LOWS
– Unaudited
Six Months Ended June 30, 2023 and 2022
(Thousands of dollars)

	2023	2022
Cash Flows from Operating Activities:
Net Income	$11,500	$22,125
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion on discounted liabilities	13,933	13,860
Gain on sale and exchange of assets	(6,104)	(14,836)
Accretion of discount on asset retirement obligations	367	339
Unrealized (gain) loss on derivative instruments, net	(980)	4,206
Deferred income taxes	2,571	6,285
Changes in assets and liabilities:
Accounts receivable	(14,641)	(3,443)
Due from related parties	185	—
Due to related parties	—	(40)
Prepaids obligations	27,571	251
Accounts payable	5,548	(927)
Accrued liabilities	(4,650)	(340)
Right-of-use and other assets	217	—
Other long-term liabilities	(85)	—

Net Cash Provided by Operating Activities	35,432	27,480

Cash Flows from Investing Activities:
Capital expenditures, including exploration expense	(47,017)	(2,409)
Proceeds from sale of properties and equipment	6,459	14,836

Net Cash Provided by (Used in) Investing Activities	(40,558)	12,427

Cash Flows from Financing Activities:
Purchase of stock for treasury	(5,364)	(3,187)
Proceeds from long-term bank debt and other long-term obligations	4,000	—
Repayment of long-term bank debt and other long-term obligations	(15,000)	(36,000)

Net Cash Used in Financing Activities	(16,364)	(39,187)

Net (Decrease) Increase in Cash and Cash Equivalents	(21,490)	720
Cash and Cash Equivalents at the Beginning of the Period	26,543	10,347

Cash and Cash Equivalents at the End of the Period	$5,053	$11,067

Supplemental Disclosures:
Income taxes paid	$9,000	$75
Interest paid	$337	$481
The financial information included as of June 30, 2023 has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements

PRIMEENERGY RESOURCES CORPORATION
N
OTES
TO
C
ONSOLIDATED
F
INANCIAL
S
TATEMENTS
June 30, 2023
(1) Basis of Presentation:
The accompanying consolidated financial statements of PrimeEnergy Resources Corporation (“PrimeEnergy” or the “Company”) have not been audited by independent public accountants. Pursuant to applicable Securities and Exchange Commission (“SEC”) rules and regulations, the accompanying interim financial statements do not include all disclosures presented in annual financial statements and the reader should refer to the Company’s Form
10-K
for the year ended December 31, 2022. In the opinion of management, the accompanying interim consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s consolidated balance sheets as of June 30, 2023, and December 31, 2022, the consolidated results of operations, cash flows and equity for the six months ended June 30, 2023, and 2022.
As of June 30, 2023, PrimeEnergy’s significant accounting policies are consistent with those discussed in Note 1—Description of Operations and Significant Accounting Policies of its consolidated financial statements contained in PrimeEnergy’s Annual Report on Form
10-K
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
2023 Transactions
:
In the first quarter of 2023, the Company sold 7.8 surface acres in Midland County, Texas receiving gross proceeds of $436,050 and recognizing a gain of $47,000.
In the second quarter of 2023, the Company acquired 55 net acres in the South Stiles area of Reagan County, Texas for $605,000 and in a separate agreement also in Reagan County, the Company sold 320 non-core
acres for proceeds of $6,000,000.
In July 2023, the Company sold a
non-core
leasehold tract in Martin County, Texas for proceeds of $899,000.
2022 Transactions
:
In the first quarter of 2022, the Company sold 1,809 net leasehold acres in Reagan and Midland Counties, Texas through two separate transactions receiving gross proceeds of $14.0 million.
In the second quarter of 2022, the Company sold 241 net acres in Canadian County, Oklahoma for $845,000.
(3) Additional Balance Sheet Information:
Certain balance sheet amounts are comprised of the following:

(Thousands of dollars)	June 30, 2023	December 31, 2022
Accounts Receivable:
Joint interest billing	$1,793	$1,806
Trade receivables	2,170	1,762
Oil and gas sales	17,137	8,894
Other	6,025	21

	27,125	12,483
Less: Allowance for doubtful accounts	(337)	(336)

Total	$26,788	$12,147

Accounts Payable:
Trade	$10,945	$5,142
Royalty and other owners	3,512	3,600
Partner advances	1,111	1,111
Other	1,431	1,598

Total	$16,999	$11,451

(Thousands of dollars)	June 30, 2023	December 31, 2022
Accrued Liabilities:
Compensation and related expenses	$4,966	$9,743
Property costs	15,408	6,413
Taxes	486	9,352
Other	240	242

Total	$21,100	$25,750

(4) Long-Term Debt:
Bank Debt:
The Company maintains a revolving corporate credit facility (the “Credit Facility”) with a group of financial institutions with aggregate loan commitments of $
300
 million, subject to a borrowing base that is determined semi-annually, with a maturity date of
June 1, 2026
. As of December 31, 2022, the borrowing base was $
75
 million and the Company had $
11
 million outstanding borrowings under the Credit Facility.
The Credit Facility requires the Company to maintain a minimum current ratio and total indebtedness to EBITDAX (earnings before depreciation, depletion, amortization, taxes, interest expense and exploration costs) ratio, and places restrictions on the payment of dividends, the amount of treasury stock the Company may purchase, and commodity hedge agreements. As of
June 30
, 2023, the Company was in compliance with its debt covenants. Borrowings bear interest, at the option of the Company, based on a rate per annum equal to the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Rate in effect on such day plus
0.50
% and (c) Adjusted Term SOFR (secured overnight financing rate as administered by the Federal Reserve Bank of New York) for a one-month
tenor in effect on such day plus
1.00
%, or a Term SOFR. Both options are subject to an additional margin, determined based upon the utilization of the borrowing base then in effect, ranging from
2.25
% to
4.25
% per annum. The Company also pays commitment fees on undrawn amounts under the Credit Facility of
0.50
% per annum. Borrowings under the Credit Facility are secured by substantially all of the Company’s oil and gas properties.
Effective January 20, 2023, in lieu of a formal amendment, a borrowing base letter authorized by all lenders and Prime of the 2022 Credit Agreement resulted in an adjustment to decrease the amount of the Borrowing Base available from $
75
 million to $
60
 million until such time as the next redetermination date as required by the agreement.
As of June 30, 2023, the borrowing base was $
60
 million and the Company had
no
outstanding borrowings under the Credit Facility.
Effective July 24, 2023 the borrowing base was increased to $
65
 million and as of August 1
4
, 2023 the Company had
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
Certain leases may contain variable costs above the minimum required payments and are not included in the right-of-use assets or liabilities. Leases may include renewal, purchase or termination options that can extend or shorten the term of the lease. The exercise of those options is at the Company’s sole discretion and is evaluated at inception and throughout the contract to determine if a modification of the lease term is required. Leases with an initial term of less than 12 months are not recorded on the balance sheet.
Operating lease costs for the six months ended June 30, 2023 and 2022 were $347 thousand and $306 thousand, respectively. Cash payments included in the operating lease cost for the six months ended June 30, 2023 and 2022 were $365 thousand and $324 thousand, respectively. The weighted-average remaining operating lease terms as of June 30, 2023 and 2022 were 8.18 months and 9 months, respectively. The Company acquired and amended certain leases for office space in Texas providing for payments of $374,000 in 2023, $275,000 in 2024 and $45,000 in 2025.
Rent expense for office space for the six months ended June 30, 2023 and 2022 was $346,000 and $392,000, respectively.

The payment schedule for the Company’s operating lease obligations as of June 30, 2023 is as follows:

(Thousands of dollars)	Operating Leases
2023	$374
2024	275
2025	45

Total undiscounted lease payments	$694
Less: Amount associated with discounting	(58)

Total net operating lease liabilities	$636
Less: Current portion included in current portion of asset retirement and other long-term obligations	520

Non-current portion included in other long-term obligations	$116

Asset Retirement Obligation:
A reconciliation of the liability for plugging and abandonment costs for the six months ended June 30, 2023 is as follows:

(Thousands of dollars)	June 30, 2023
Asset retirement obligation at December 31, 2022	$15,443
Additions	16
Liabilities settled	(970)
Accretion of discount	367

Asset retirement obligation at June 30, 2023	$14,856
Less current portion of asset retirement obligations	1,101

Asset retirement obligations, long-term	$13,755

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
(7) Stock Options and Other Compensation:
In May 1989,
non-statutory
stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. At June 30, 2023 and 2022, remaining options held by two key executive officers on 767,500 shares were outstanding and exercisable at prices ranging from $1.00 to $1.25. According to their terms, the options have no expiration date.
(8) Related Party Transactions:
Amounts due to or from related parties primarily represent receipts or expenses, related to oil and gas properties, collected or paid by the Company as agent for the joint venture partners, which may include members of the Company’s Board of Directors.

(9) Financial Instruments
Fair Value Measurements:
Authoritative guidance on fair value measurements defines fair value, establishes a framework for measuring fair value and stipulates the related disclosure requirements. The Company follows a three-level hierarchy, prioritizing and defining the types of inputs used to measure fair value. The fair values of the Company’s interest rate swaps, natural gas and crude oil price collars and swaps are designated as Level 3. The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022:

June 30, 2023	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2023
(Thousands of dollars)
Assets
Commodity derivative contracts	$—	$—	$—	$—

Total assets	$—	$—	$—	$—

Liabilities
Commodity derivative contracts	$—	$—	$—	$—

Total liabilities	$—	$—	$—	$—

December 31, 2022	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2022
(Thousands of dollars)
Assets
Commodity derivative contracts	$—	$—	$210	$210

Total assets	$—	$—	$210	$210

Liabilities
Commodity derivative contracts	$—	$—	$(1,190)	$(1,190)

Total liabilities	$—	$—	$(1,190)	$(980)

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
The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the six months ended June 30, 2023.

(Thousands of dollars)
Net Liabilities – December 31, 2022	$(980)
Total realized and unrealized gains (losses):
Included in earnings (a)	414
Purchases, sales, issuances and settlements	566

Net Liabilities — June 30, 2023	$—

(a)	Derivative instruments are reported in revenues as realized gain/loss and on a separately reported line item captioned unrealized gain/loss on derivative instruments.

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
The following table sets forth the effect of derivative instruments on the consolidated balance sheets at June 30, 2023 and December 31, 2022:

		Fair Value
(Thousands of dollars)	Balance Sheet Location	June 30, 2023	December 31, 2022
Asset Derivatives:
Derivatives not designated as cash-flow hedging instruments:
Crude oil commodity contract	Derivative asset	$—	$162
Natural gas commodity contract	Derivative asset	—	48

Total		$—	$210

Liability Derivatives:
Derivatives not designated as cash-flow hedging instruments:
Crude oil commodity contracts	Derivative liability	$—	$(931)
Natural gas commodity contracts	Derivative liability	—	(259)

Total		$—	$(1,190)

Total derivative instruments		$—	$(980)

The following tab
l
e sets forth the effect of derivative instruments on the consolidated statements of operations for the six months ended June 30, 2023 and 2022:

		Amount of gain/loss recognized in income
(Thousands of dollars)	Location of gain/loss recognized in income	2023	2022
Derivatives not designated as cash-flow hedge instruments:
Natural gas commodity contracts	Unrealized gain (loss) on derivative instruments, net	211	(966)
Crude oil commodity contracts	Unrealized gain (loss) on derivative instruments, net	769	(3,240)
Natural gas commodity contracts	Realized gain (loss) on derivative instruments, net	24	(1,986)
Crude oil commodity contracts	Realized loss on derivative instruments, net	(590)	(7,721)

		$414	$(13,913)

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

	Six Months Ended June 30,
	2023			2022
	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount
Basic	$11,500	1,871,474	$6.14	$22,125	1,979,690	$11.18
Effect of dilutive securities:
Options	—	758,297		—	756,879

Diluted	$11,500	2,629,771	$4.37	$22,125	2,736,569	$8.08

	Three Months Ended June 30,
	2023			2022
	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount
Basic	$10,090	1,885,684	$5.35	$10,983	1,972,979	$5.57
Effect of dilutive securities:
Options	—	758,268		—	757,185

Diluted	$10,090	2,643,952	$3.82	$10,983	2,730,164	$4.02

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist you in understanding our results of operations and our present financial condition. Our Consolidated Financial Statements and the accompanying Notes to the Consolidated Financial Statements included elsewhere in this Report contain additional information that should be referred to when reviewing this material.

OVERVIEW

We are an independent oil and natural gas company engaged in acquiring, developing, and producing oil and natural gas. We own producing and non-producing properties located primarily in Texas, and Oklahoma. All of our oil and gas properties and interests are located in the United States. Assets in our principal focus areas include mature properties with long-lived reserves and significant development opportunities as well as more recently developed horizontal properties with relatively high flow rates. The Company also owns a 12.5% overriding royalty interest in over 30,000 acres in the state of West Virginia, although we are currently not receiving revenue from this asset as development has not begun. In Texas, we own well-servicing equipment that is used to service our operated properties as well as to provide oil field services to third-party operators. In addition, we own a 60-mile-long pipeline offshore on the shallow shelf of Texas that is currently idle but that we believe has future value for producers in the area. We also hold a 33.3% interest in a limited partnership that owns a 138,000-square-foot retail shopping center on ten acres in Prattville, Alabama. There is currently no debt on the shopping center and it has approximately $500,000 of working capital on its balance sheet. We believe our balanced portfolio of oil and gas assets positions us well for both the current commodity price environment and future potential upside as we develop our attractive resource opportunities. Our primary sources of liquidity are cash generated from operations, our credit facility, and existing cash on our balance sheet.

In addition to developing our oil and natural gas reserves, we continue to actively pursue the acquisition of producing properties. We attempt to assume the position of operator in all acquisitions of producing properties and will continue to evaluate properties for leasehold acquisition and exploration and development. To diversify and broaden our asset base, we will consider acquiring the assets or stock in other entities in the oil and gas business. Our main objective in making any such acquisitions will be to acquire income-producing assets or developable leasehold acreage to build stockholder value.

Our cash flows depend on many factors, including the price of oil and gas, the success of our acquisition and drilling activities, and the operational performance of our producing properties. On occasion, we will use derivative instruments to manage our commodity price risk. This practice may prevent us from receiving the full advantage of increases in oil and gas prices above the maximum fixed amount specified in the derivative agreements and subjects us to the credit risk of the counterparties to such agreements. When used, our derivative contracts are accounted for under mark-to-market accounting and we can expect volatility in gains and losses on contracts in our consolidated statement of operations as changes occur in the NYMEX price indices. Our most recent derivative instruments expired in March of 2023 and at this time we do not intend to enter into future derivative contracts unless required for our bank line of credit.

Our financial results depend on many factors, particularly the price of natural gas and crude oil and our ability to market our production on economically attractive terms. Commodity prices are affected by many factors outside of our control, including changes in market supply and demand, which are impacted by weather conditions, pipeline capacity constraints, inventory storage levels, basis differentials and other factors. In addition, our realized prices are further impacted by our derivative and hedging activities when used to manage commodity price risk. As mentioned above, our most recent contracts expired in March of 2023 and we currently do not intend to use future derivative contracts unless required by our bank loan.

We derive our revenue and cash flow principally from the sale of oil, natural gas, and NGLs. As a result, our revenues are determined, to a large degree, by prevailing prices for crude oil, natural gas, and NGLs. We sell our oil and natural gas on the open market at prevailing market prices or through forward delivery contracts. Because some of our operations are located outside major markets, we are directly impacted by regional prices regardless of Henry Hub, WTI, or other major market pricing. The market price for oil, natural gas, and NGLs is dictated by supply and demand; consequently, we cannot accurately predict or control the price we may receive for our oil, natural gas, and NGLs. Index prices for oil, natural gas, and NGLs may be volatile and, consequently, we cannot determine with any degree of certainty what effect increases or decreases in these prices will have on our capital program, production volumes or revenue.

The Company is actively developing additional reserves of its leasehold acreage positions in Texas and Oklahoma. In the Permian Basin of West Texas and eastern New Mexico the Company maintains an acreage position of approximately 15,849 gross (9,236 net) acres, 97% of which is located in Reagan, Upton, Martin, and Midland counties of Texas where our current horizontal drilling activity is focused. We believe this acreage has significant resource potential in the Spraberry and Wolfcamp intervals for additional horizontal drilling that could support the drilling of as many as 250 additional horizontal wells. In Oklahoma we maintain an acreage position of approximately 46,960 gross (10,137 net) acres. Our Oklahoma horizontal development is focused primarily in Canadian, Kingfisher, Grady, and Garvin counties. We believe approximately 4,113 net acres in these counties hold significant additional resource potential that could support the drilling of as many as 43 new horizontal wells based on an estimate of four wells per section, two in the Mississippian and two in the Woodford Shale. Should we choose to participate with a working interest in future development, our share of these future capital expenditures would be approximately $33 million at an average 10% ownership level.

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

In our West Texas and Gulf Coast producing regions we have field service groups that service our operated wells and provide well-site services to third-party operators. These services are performed primarily utilizing workover or swab rigs, water transport trucks, hot-oil trucks, and saltwater disposal facilities that we own and that are operated by our field employees.

Gulf Coast Region

Our production activities in the Gulf Coast region are concentrated in east and southeast Texas. This region is managed from our office in Houston, Texas. Principal producing intervals are in the Wilcox, San Miguel, Olmos, and Yegua formations at depths ranging from 3,000 to 12,500 feet. We had 150 producing wells (69 net) in the Gulf Coast region as of December 31, 2022, of which 89 wells are operated by us. Average net daily production in our Gulf Coast Region at year-end 2022 was 227 Boe. At December 31, 2022, we had 790 MBoe of proved reserves in the Gulf Coast region, which represented 4.7% of our total proved reserves. We maintain an acreage position of over 8,707 gross (1,215 net) acres in this region, primarily in Dimmit and Polk counties. We operate a field service group in this region from a field office in Carrizo Springs, Texas utilizing four workover rigs, twenty water transport trucks, two saltwater disposal wells, and several trucks and excavating equipment. Services, including well service support, site preparation and construction for drilling and workover operations, are provided to third-party operators as well as utilized for our own operated wells and locations. As of June 30, 2023, the Gulf Coast region has no operated wells in the process of being drilled, no waterfloods in the process of being installed and no other related activities of material importance.

Mid-Continent Region

Our Mid-Continent activities are concentrated in central Oklahoma. This region is managed from our office in Oklahoma City, Oklahoma. As of December 31, 2022, we had 508 producing wells (169 net) in the Mid-Continent area, of which 176 wells are operated by us. Principal producing intervals are in the Robberson, Avant, Skinner, Sycamore, Bromide, McLish, Hunton, Mississippian, Oswego, Red Fork, and Chester formations at depths ranging from 1,100 to 10,500 feet. Average net daily production in our Mid-Continent Region in 2022 was 897 Boe. At December 31, 2022, we had 2,659 MBoe of proved reserves in the Mid-Continent area, representing 16% of our total proved reserves. We currently maintain an acreage position of approximately 47,120 gross (10,297 net) acres in this region, primarily in Canadian, Kingfisher, Grant, Major, and Garvin counties. Our Mid-Continent region is actively participating with third-party operators in the horizontal development of lands that include Company owned interest in several counties in the Stack and Scoop plays of Oklahoma where drilling is primarily targeting reservoirs of the Mississippian, and Woodford formations. On July 1, 2023 we divested of 38 marginally-productive operated wells in various counties of Oklahoma reducing our future plugging liability without a significant change in value of our producing reserves.

As of June 30, 2023, in the Mid-Continent region, the Company is participating with 1.96% interest in three 15,000’ long horizontal wells in Canadian County, Oklahoma operated by Ovintiv Mid-Continent Inc. All three wells were brought on production June 6th and are currently flowing. The expected reserves of these three wells were included in the 2022 year-end reserve report as proved undeveloped.

West Texas Region

Our West Texas activities are concentrated in the Permian Basin where much of the United States’ oil reserves are produced from the prolific Wolfcamp and Spraberry reservoirs. The oil is West Texas Intermediate Sweet and the produced casing-head gas has a high BTU content making it the primary source of our natural gas liquids. The oil and gas are primarily from five producing intervals; the Upper and Lower Spraberry, the Wolfcamp, the Strawn, and the Atoka, at depths ranging from 6,700 feet to 11,300 feet. This region is managed from our office in Midland, Texas. As of December 31, 2022, we had 557 wells (254 net) in the West Texas area, of which 310 wells are operated by us. Average net daily production in Our West Texas Region at year-end 2022 was 3,257 Boe. At December 31, 2022, we had 13,256 MBoe of proved reserves in the West Texas area, or 79.3 % of our total proved reserves. We maintain an acreage position of approximately 15,849 gross (9,236 net) acres in the Permian Basin in West Texas, primarily in Reagan, Upton, Martin and Midland counties and believe this acreage has significant resource potential for horizontal drilling in the Spraberry, Jo Mill, and Wolfcamp intervals. We operate a field service group in this region utilizing nine workover rigs, three hot oiler trucks, and one kill truck. Services, including well service support, site preparation and construction services for drilling and workover operations, are provided to third-party operators as well as utilized in our own operated wells and locations.

As of June 30, 2023, the Company was participating in the flowback of 15 two-mile-long horizontal wells in Reagan County, Texas brought on-line in the second quarter. The Company has 49.7% interest in five wells operated by Double Eagle and 25% interest in ten wells operated by Hibernia Energy. In Upton County, Texas, the Company was also participating with Apache in two 3-mile-long horizontals with 47.52% ownership. These two wells were cased after reaching TD and are being completed. In Martin County, Texas, the Company is participating with ConocoPhillips in the drilling of five 2.5-mile-long horizontals with 20.83% interest. These five wells are in the process of being completed and are expected to be on-line in late August. Combined, we expect to spend approximately $78 million in the drilling and completion of these 22 West Texas horizontals and their associated facilities. These 22 wells and their forecast reserves were included in the 2022 year-end reserve report as proved undeveloped. The 10 wells operated by Hibernia were placed on production in late April 2023 and based on the success of these wells Hibernia has indicated their intent to spud an additional 16 wells on adjacent acreage late in the fourth quarter of this year. These additional wells are slated to be in production in the first quarter of 2024. Our share of these 16 wells will be between 37.5% and 50% with an average of 41.1% and an investment of approximately $75 million. In addition, Double Eagle has notified us of their plans to drill six 10,000’ horizontal wells in Reagan County with spud dates in July and production start expected in the fourth quarter of 2023. These six wells are being drilled on an acreage block that is an extension to Double Eagle’s Hughes Alpine development described above and where the Company holds leasehold acreage giving us the right to participate for approximately 6.8% interest in these two-mile-long horizontals. Our share of the total investment in these wells will be approximately $3.5 million. The Company is also planning for participation in 12 additional wells operated by DE IV Operating, LLC (Double Eagle) in the Hughes Alpine area with spud dates as early as July, 2023. The Company will have 23% working interest in these additional 12 wells and invest approximately $26 million in the drilling, completion, and their facilities. These additional wells will increase our development budget to over $100 million in 2023.

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

In 2020, in West Texas we participated in the drilling of seven wells: one with PrimeEnergy Resources Corporation for 8.6% interest which was brought into production in July of 2020, and six wells with Apache on our Kashmir tract with an average 47.5% interest that were drilled but not completed at year-end and therefore classified as Proved Undeveloped in the year-end 2020 reserve report. The Company invested approximately $8.0 million in these seven wells in 2020. Also in 2020, reserves were added in West Texas through the addition of 11 horizontal wells completed in Midland County, Texas, in which we receive 0.56% to 1% over-riding royalty interest. In our Gulf Coast Region, in 2020, we successfully recompleted one operated well in the Segno field of Polk County, Texas with a 72.5% interest.

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

In the fourth quarter of 2022, we began participation in the drilling of 20 horizontal wells located in West Texas operated by three different operators. In Martin County, we are participating with ConocoPhillips in five 2.5-mile-long horizontal wells in which the Company has 20.83% interest with a planned capital investment of $12.1 million. In Reagan County, we are participating with Hibernia Energy III in 10 two-mile horizontals with 25% interest and an expected investment of $25.6 million. Also in Reagan County, we are participating with Double Eagle (DE IV) in five two-mile-long horizontals with nearly 50% interest, carrying an expected net capital outlay of $23.4 million. All twenty of these West Texas wells are either producing or are in the process of being completed. All 10 of the wells drilled by Hibernia Energy III in the first quarter were put on production in late April 2023. The five active horizontal wells operated by Double Eagle were put on production in June of 2023. The remaining five wells with ConocoPhillips are in the process of being completed and expected to be on production in August of 2023.

In January of 2023, the Company joined Ovintiv USA, Inc. in the spudding of three 3-mile-long horizontal wells in Canadian County, Oklahoma with 1.96% interest and an expected investment of $645,000. These wells began production in early June.

In March of 2023, Apache Corporation spud two 3-mile-long horizontals in Upton County, Texas in which the Company has 49.4% interest with an expected total capital investment of $16.1 million. We anticipate completion of these two 15,000’ long horizontals to begin in July, and initial production to occur in the third quarter of 2023.

At December 31, 2022, the Company had 6,366 Mboe of proved undeveloped reserves attributable to the 25 horizontal wells described above. In total, the Company expects to invest $78 million in these 25 horizontal wells, all of which, as of July 15, 2023, have been drilled, with 20 fully completed, 18 of these on production and the remaining seven to be on production in the third quarter of 2023. Additional anticipated development mentioned in this report is not included in the 2022 year-end reserve report.

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

In the fourth quarter of 2022, we began participation in the drilling of 20 horizontal wells located in West Texas operated by three different operators. In Martin County, we are participating with ConocoPhillips in five 2.5-mile-long horizontal wells in which the Company has 20.83% interest with a planned capital investment of $12.1 million. In Reagan County, we are participating with Hibernia Energy III in 10 two-mile horizontals with 25% interest and an expected investment of $25.6 million. Also in Reagan County, we are participating with Double Eagle (DE IV) in five two-mile-long horizontals with nearly 50% interest, carrying an expected net capital outlay of $23.4 million. Fifteen of these West Texas wells are producing and the remaining five are in the process of being completed. All 10 of the wells operated by Hibernia Energy III were put on production in late April 2023. The five wells operated by Double Eagle are also on production as of early June of 2023. The remaining five wells with ConocoPhillips are in the process of being completed and expected to be on production in August of 2023.

In January of 2023, the Company joined Ovintiv USA, Inc. in the spudding of three 3-mile-long horizontal wells in Canadian County, Oklahoma with 1.96% interest and an expected investment of $645,000. Production began June 6, 2023. In addition, in March of 2023, Apache Corporation spud two 3-mile-long horizontals in Upton County, Texas in which the Company has 49.4% interest with an expected total capital investment of $16.1 million. These two horizontals are cased and as of July 25 are waiting on a frac crew. We anticipate completion of these two 15,000’ long horizontals in July and initial production to occur in the third quarter of 2023.

In total, the Company expects to invest $78 million in these 25 horizontal wells in West Texas. In December 2022, we prepaid $32 million toward drilling costs, and the remaining $46 million in estimated drilling and completion expenses will be incurred in 2023.

We anticipate that success from the 22 horizontals in West Texas described above will lead to additional near-term horizontal drilling proposals across five leasehold blocks in three counties of West Texas: 26 additional 10,000’ long horizontals in Reagan County with Hibernia or Double Eagle, ten additional 12,500’ long horizontals in Martin County with ConocoPhillips, and six additional 15,000’ long horizontals in Upton County with Apache.

In addition to these anticipated 26 additional wells in West Texas, Hibernia has indicated their intent to drill 16 10,000’ long horizontal wells this year in Regan County with spud dates to occur late in the fourth quarter and production to begin in the second quarter of 2024. Our interest in these wells will be from 37.5% to 50% with an average of 41.18% and our investment will be approximately $75 million. In addition, Double Eagle has notified us of their plans to drill six 10,000’ horizontal wells in Reagan County with spud dates in July and production start expected in December 2023. These six wells will be drilled on an acreage block that is an extension to Double Eagle’s Hughes Alpine development described above and where the Company has leasehold acreage giving us the right to participate for approximately 6.8% interest in these two-mile-long horizontals. Our share of the investment in these wells will be approximately $4 million.

All 48 of the current and near-term drilling proposals described above will target pay intervals of the Wolfcamp and Spraberry formations and in total will require an estimated $200 million in net capital investment through 2024. We have also identified 27 horizontal locations that would be a natural progression of development for three of these project areas in Upton and Reagan counties. These 27 wells are anticipated to be drilled in the 2025-2026 timeframe and would require net investment of approximately $100 million. In total, with the $78 million current investment in 22 wells, the $200 million investment in 48 near-term wells in Upton and Reagan counties, the $100 million in 27 subsequent drill sites, and additional drilling not yet scheduled, we are expecting to invest approximately $400 million in horizontal development over the next several years.

In the Permian Basin of West Texas and eastern New Mexico, we maintain an acreage position of approximately 15,849 gross (9,236 net) acres, 96.5% of which is located in Reagan, Upton, Martin, and Midland counties of Texas where our current West Texas horizontal drilling activities are focused. We believe this acreage has the resource potential to support the drilling of as many as 190 future horizontal wells following the active 22 and anticipated 42 horizontal wells described above.

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

RESULTS OF OPERATIONS:

We reported net income of $11.5 million, or $6.14 per share and $10.1 million, or $5.35 per share for the six and three months ended June 30, 2023, respectively, as compared to $22.1 million, or $11.18 per share and $11 million, or $5.57 per share for the six and three months ended June 30, 2022, respectively. Current year net income reflects changes in production and commodity prices over the three and six months ended June 30, 2022, fluctuations in gains related to the sale of assets and changes related to the valuation of derivative instruments. The significant components of income and expense are discussed below.

Oil, gas and NGLs sales decreased $9.9 million, or 28.5% from $34.9 million for the three months ended June 30, 2022 to $25.0 million for the three months ended June 30, 2023, and $25.1 million, or 36.5% from $68.8 million for the six months ended June 30, 2022 to $43.7 million for the six months ended June 30, 2023. Sales vary due to changes in volumes of production sold and realized commodity prices. Our oil production reflects the natural decline in production from our previously existing offset by the new wells placed in production during May and June of 2023.

The following tables summarizes the primary components of production volumes and average sales prices realized for the three and six months ended June 30, 2023 and 2022 (excluding realized gains and losses from derivatives).

		Six months ended June 30,
	2023	2022	Increase / (Decrease)	Increase / (Decrease)
Barrels of Oil Produced	490,373	508,000	(17,627)	(3.5)%
Average Price Received	$72.49	$102.64	$(30.15)	(29.4)%

Oil Revenue (In 000’s)	$35,546	$52,143	$(16,597)	(31.8)%

Mcf of Gas Sold	1,685,540	1,577,000	108,540	6.9%
Average Price Received	$1.77	$5.35	$(3.58)	(66.9)%

Gas Revenue (In 000’s)	$2,980	$8,403	$(5,423)	(64.5)%

Barrels of Natural Gas Liquids Sold	251,484	210,000	41,484	19.8%
Average Price Received	$20.57	$39.40	$(18.83)	(47.8)%

Natural Gas Liquids Revenue (In 000’s)	$5,174	$8,273	$(3,099)	(37.5)%

Total Oil & Gas Revenue (In 000’s)	$43,700	$68,819	$(25,119)	(36.5)%

		Three months ended June 30,
	2023	2022	Increase / (Decrease)	Increase / (Decrease)
Barrels of Oil Produced	297,022	235,000	62,022	26.4%
Average Price Received	$70.59	$109.95	$(39.36)	(3.58)%

Oil Revenue (In 000’s)	$20,968	$25,838	$(4,870)	(18.8)%

Mcf of Gas Sold	884,456	800,000	84,456	10.6%
Average Price Received	$1.39	$5.86	$(4.47)	(76.3)%

Gas Revenue (In 000’s)	$1,228	$4,657	$(3,429)	(73.6)%

Barrels of Natural Gas Liquids Sold	145,659	106,000	39,659	37.4%
Average Price Received	$19.09	$41.72	$(22.63)	(54.3)%

Natural Gas Liquids Revenue (In 000’s)	$2,780	$4,422	$(1,642)	(37.1)%

Total Oil & Gas Revenue (In 000’s)	$24,976	$34,917	$(9,941)	(28.5)%

Oil, Natural Gas and NGL Derivatives We do not apply hedge accounting to any of our commodity based derivatives, thus changes in the fair market value of commodity contracts held at the end of a reported period, referred to as mark-to-market adjustments, are recognized as unrealized gains and losses in the accompanying consolidated statements of operations. As oil and natural gas prices remain volatile, mark-to-market accounting treatment creates volatility in our revenues. The following table summarizes the results of our derivative instruments for the three and six months ended June 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Oil derivatives – realized losses	$—	$(4,522)	$(590)	$(7,721)
Oil derivatives – unrealized gains (losses)	—	1,951	769	(3,240)

Total losses on oil derivatives	$—	$(2,571)	$179	$(10,961)

Natural gas derivatives – realized losses	$—	$(1,366)	$24	$(1,986)
Natural gas derivatives – unrealized gains (losses)	—	982	211	(966)

Total losses on natural gas derivatives	$—	$(384)	$235	$(2,952)

Total losses on oil and natural gas derivatives	$—	$(2,955)	$414	$(13,913)

Prices received for the six months ended June 30, 2023 and 2022, respectively, including the impact of derivatives were:

	2023	2022
Oil Price	$71.28	$87.44
Gas Price	$1.78	$4.09
NGLS Price	$20.57	$39.40

Oil and gas production expense increased $0.4 million, or 5.5% from $7.3 million for the three months ended June 30, 2022 to $7.7 million for the three months ended June 30, 2023, and decreased $0.6 million, or 4.3% from $13.9 million for the six months ended June 30, 2022 to $13.3 million for the six months ended June 30, 2023. These changes reflect the cost savings related to wells that have been plugged offset by rising service costs and additional costs related to the new wells that have been placed on production.

Production and ad valorem taxes decreased $0.5 million, or 26.3% from $1.9 million for the three months ended June 30, 2022 to $1.4 million for the three months ended June 30, 2023, and decreased $0.2 million, or 4.9% from $4.1 million for the six months ended June 30, 2022 to $3.9 million for the six months ended June 30, 2023. These decreases reflect the changes in oil and gas revenues in the related periods.

Field service income increased $1.1 million or 31.4% from $3.5 million for the second quarter 2022 to $4.6 million for the second quarter 2023 and increased $1.6 million, or 24.6% from $6.5 million for the six months ended June 30, 2022 to $8.1 million for the six months ended June 30, 2023. Workover rig services, hot oil treatments, saltwater hauling and disposal represent the bulk of our field service operations. These changes reflect increases in equipment utilization and service rates during these periods.

Field service expense increased $0.1 million or 3.0% from $3.3 million for the second quarter 2022 to $3.4 million for the second quarter 2023 and increased $0.4 million, or 6.6% from $6.1 million for the six months ended June 30, 2022 to $6.5 million for the six months ended June 30, 2023. Field service expenses primarily consist of wages and vehicle operating expenses which have fluctuated during the three and six months ended June 30, 2023 compared with the same periods of 2022. These changes reflect increases in equipment utilization during these periods.

Depreciation, depletion and amortization expense remained flat at $3.9 million for the six months ended 2022 and 2023 as expense related to the new wells placed on production were offset by a decrease in costs on existing properties. Expense increased $0.6 million, or 8.7% from $6.9 million for the second quarter 2022 to $7.5 million for the second quarter 2023. This increase reflects the expense related to the new wells placed on production in May and June 2023.

General and administrative expense decreased $3.7 million, or 40.7% from $9.1 million for the six months ended June 30, 2022 to $5.4 million for the six months ended June 30, 2023, and decreased $0.1 million, or 4.2% from $2.4 million for the three months ended June 30, 2022 to $2.3 million for the three months ended June 30, 2023. This decrease in 2023 is primarily due to decreased employee compensation and benefits.

Interest expense decreased from $100 thousand to $100 thousand for the second quarter 2023 from $200 thousand for the second quarter 2022, and decreased $200 thousand from $500 thousand for the six months ended June 30, 2022 to $300 thousand for the six months ended June 2023. This decrease reflects the increase in rates and lower current borrowings under our revolving credit agreement.

Income tax expense for the June 30, 2023 and 2022 periods varied due to the change in net income.

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

Our primary sources of liquidity are cash generated from our operations, through our producing oil and gas properties, field services business and sales of acreage. Net cash provided by operating activities and proceeds from the sale of properties for the six months ended June 30, 2023 was $41.9 million, compared to $42.3 million in the prior year.

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

The Company maintains a Credit Agreement providing for a reserves-based line of credit totaling $300 million, with a current borrowing base of $65 million. As of August 14, 2023, the Company has no outstanding borrowings under this line. The bank reviews the borrowing base semi-annually and, at their discretion, may decrease or propose an increase to the borrowing base relative to a re-determined estimate of proved oil and gas reserves. The next borrowing base review is scheduled for December 2023. Our oil and gas properties are pledged as collateral for the line of credit and we are subject to certain financial and operational covenants defined in the agreement. We are currently in compliance with these covenants and expect to be in compliance over the next twelve months. If we do not comply with these covenants on a continuing basis, the lenders have the right to refuse to advance additional funds under the facility and/or declare all principal and interest immediately due and payable. Our borrowing base may decrease as a result of lower natural gas or oil prices, operating difficulties, declines in reserves, lending requirements or regulations, the issuance of new indebtedness or for other reasons set forth in our revolving credit agreement. In the event of a decrease in our borrowing base due to declines in commodity prices or otherwise, our ability to borrow under our revolving credit facility may be limited and we could be required to repay any indebtedness in excess of the re-determined borrowing base.

The majority of our capital spending is discretionary, and the ultimate level of expenditures will be dependent on our assessment of the oil and gas business environment, the number and quality of oil and gas prospects available, the market for oilfield services, and oil and gas business opportunities in general.

The Company has a stock repurchase program in place, spending under this program during the first six months of 2023 was $5.3 million. The Company expects continued spending under the stock repurchase program in 2023.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the first six months of 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

2023 Month	Number of Shares	Average Price Paid per share	Maximum Number of Shares that May Yet Be Purchased Under The Program at Month—End (1)
January	9,500	$90.36	45,044
February	3,000	$90.32	42,044
March	18,940	$85.44	23,104
April	10,560	$86.21	12,544
May	11,000	86.69	1,544
June	7,500	$94.59	294,044

Total/Average	60,500	$87.95

(1)

In December 1993, we announced that the Board of Directors authorized a stock repurchase program whereby we may purchase outstanding shares of the common stock from time-to-time, in open market transactions or negotiated sales. On October 31, 2012, June 13, 2018 and June 7 2023, the Board of Directors of the Company approved an additional 500,000, 200,000 and 300,000 shares respectively, of the Company’s stock to be included in the stock repurchase program. A total of 4,000,000 shares have been authorized to date under this program. Through June 30, 2023, a total of 3,705,956 shares have been repurchased under this program for $87,846,189 at an average price of $23.70 per share. Additional purchases of shares may occur as market conditions warrant. We expect future purchases will be funded with internally generated cash flow or from working capital.

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

PrimeEnergy Resources Corporation
(Registrant)

August 15, 2023	/s/ Charles E. Drimal, Jr.
(Date)	Charles E. Drimal, Jr.
President
Principal Executive Officer

/s/ Beverly A. Cummings
August 15, 2023	Beverly A. Cummings
Executive Vice President
Principal Financial Officer