Form 10-Q
period 2023-09-30
PRIMEENERGY RESOURCES CORP
filed 2023-11-17
CIK 56868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2023
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
of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of each class of the Registrant’s Common Stock as of November 13, 2023 was: Common Stock, $0.10 par value 1,820,576 shares.

PrimeEnergy Resources Corporation

Index to Form 10-Q

September 30, 2023

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
PRIMEENERGY RESOURCES CORPORATION
C
ONSOLIDATED
B
ALANCE
S
HEETS
(in Thousands, except share data)

	September 30, 2023 (Unaudited)	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$19,790	$26,543
Accounts receivable, net	17,372	12,147
Prepaid obligations	413	32,839
Due from related parties	—	388
Derivative asset	—	210
Other current assets	38	38

Total current assets	37,613	72,165
Properties and equipment:
Proved oil and gas properties, using the successful efforts method of accounting	610,655	555,280
Other property	27,004	27,246
Accumulated depletion and depreciation	(422,558)	(408,539)

Total properties, net	215,101	173,987
Right-of-use assets	458	852
Other assets	403	133

Total Assets	$253,575	$247,137

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$11,900	$11,451
Accrued liabilities	28,450	25,750
Current portion of asset retirement and other long-term obligations	936	2,566
Due to related parties	398	—
Derivative liability	—	1,190

Total current liabilities	41,684	40,957
Long-term bank debt	—	11,000
Asset retirement obligations	11,567	13,525
Deferred income taxes	43,288	39,968
Other long-term obligations	1,035	1,334

Total Liabilities	97,574	106,784
COMMITMENTS AND CONTINGENCIES
Equity:
Common stock, $.10 par value; 2,810,000 shares authorized, 1,828,500 and 1,901,000 shares outstanding as of September 30, 2023 and December 31, 2022 respectively	281	281
Additional paid in capital	7,555	7,555
Retained earnings	199,786	177,566
Treasury stock, at cost; 981,500 and 909,000 shares as of September 30, 2023 and December 31, 2022, respectively	(51,621)	(45,049)

Total Equity	156,001	140,353

Total Liabilities and Equity	$253,575	$247,137

The financial information included as of September 30, 2023 and 2022 has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements

PRIMEENERGY RESOURCES CORPORATION
C
ONSOLIDATED
S
TATEMENTS
O
F
O
PERATIONS
– Unaudited
Three and nine months ended September 30, 2023 and 2022
(Thousands of dollars, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Oil	$26,402	$23,403	$61,948	$75,546
Natural gas	2,472	6,359	5,452	14,762
Natural gas liquids	3,149	4,204	8,323	12,477
Field service	3,337	3,509	11.442	9,998
Realized loss on derivative instruments, net	—	(4,285)	(566)	(13,992)
Unrealized gain on derivative instruments, net	—	6,124	980	1,918
Other income	—	—	38	29

Total revenues	35,360	39,314	87,617	100,738
Costs and expenses:
Oil and gas production	7,898	6,476	21,171	20,888
Production and ad valorem taxes	1,445	2,201	5,308	5,721
Field service	3,166	2,670	9,700	8,725
Depreciation, depletion and amortization	8,924	7,569	22,857	21,386
Accretion of discount on asset retirement obligations	183	163	550	545
General and administrative	2,714	2,453	8,086	11,543

Total costs and expenses	24,330	21,532	67,672	68,808
Gain on sale and exchange of assets	2,102	494	8,206	15,330

Income from operations	13,132	18,276	28,151	47,260
Other income (expense)
Interest expense	(133)	(253)	(428)	(752)
Interest income	113	8	286	8

Income before income taxes	13,112	18,031	28,009	46,516
Income tax provision	2,392	4,877	5,789	11,237

Net income	$10,720	$13,154	$22,220	$35,279

Net income per share attributable to common stockholders:
Basic	$5.84	$6.79	$11.95	$17.95
Diluted	$4.13	$4.88	$8.49	$12.96
Weighted average shares outstanding:
Basic	1,834,709	1,937,091	1,859,084	1,965,334
Diluted	2,593,924	2,694,906	2,617,758	2,722,522
The financial information included as of September 30, 2023 and 2022 has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements

PRIMEENERGY RESOURCES CORPORATION
C
ONSOLIDATED
S
TATEMENT
O
F
E
QUITY
– Unaudited
Three and nine months Ended September 30, 2023 and 2022
(Thousands of dollars, except share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Equity
	Shares Outstanding	Common Stock
Balance at December 31, 2022	1,901,000	$281	$7,555	$177,566	$(45,049)	$140,353
Purchase of treasury stock	(31,440)	—	—	—	(2,748)	(2,748)
Net income	—	—	—	1,410	—	1,410

Balance at March 31, 2023	1,869,560	$281	$7,555	$178,976	$(47,797)	$139,015
Purchase of treasury stock	(29,060)	—	—	—	(2,616)	(2,616)
Net income	—	—	—	10,090	—	10,090

Balance at June 30, 2023	1,840,500	$281	$7,555	$189,066	$(50,413)	$146,489
Purchase of treasury stock	(12,000)	—	—	—	(1,208)	(1,208)
Net income	—	—	—	10,720	—	10,720

Balance at September 30, 2023	1,828,500	$281	$7,555	$199,786	$(51,621)	$156,001

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Equity
	Shares Outstanding	Common Stock
Balance at December 31, 2021	1,992,077	$281	$7,555	$128,902	$(37,647)	$99,091
Purchase of treasury stock	(11,188)				(833)	833
Net income	—	—	—	11,142	—	11,142

Balance at March 31, 2022	1,980,889	$281	$7,555	$140,044	$(38,480)	$109,400
Purchase of treasury stock	(28,244)	—	—	—	(2,354)	(2,354)
Net income	—	—	—	10,983	—	10,983

Balance at June 30, 2022	1,952,645	$281	$7,555	$151,027	$(40,834)	$118,029
Purchase of treasury stock	(21,945)	—	—	—	(1,805)	(1,805)
Net income	—	—	—	13,154	—	13,154

Balance at September 30, 2022	1,930,700	$281	$7,555	$164,181	$(42,639)	$129,378

The financial information included as of September 30, 2023 and 2022 has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements

PRIMEENERGY RESOURCES CORPORATION
C
ONSOLIDATED
S
TATEMENTS
O
F
C
ASH
F
LOWS
– Unaudited
Nine Months Ended September 30, 2023 and 2022
(Thousands of dollars)

	2023	2022
Cash Flows from Operating Activities:
Net Income	$22,220	$35,279
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	22,857	21,386
Gain on sale and exchange of assets	(8,206)	(15,330)
Accretion of discount on asset retirement obligations	550	545
Unrealized gain on derivative instruments, net	(980)	(1,918)
Deferred income taxes	3,320	8,775
Changes in assets and liabilities:
Accounts receivable	(5,225)	(2,735)
Due from related parties	388	—
Due to related parties	398	61
Prepaids obligations	32,426	(308)
Accounts payable	449	(1,114)
Accrued liabilities	2,700	2,705
Other, net	(173)	—

Net Cash Provided by Operating Activities	70,724	47,346

Cash Flows from Investing Activities:
Capital expenditures, including exploration expense	(67,069)	(7,972)
Proceeds from sale of properties and equipment	7,434	15,330

Net Cash Provided by (Used in) Investing Activities	(59,635)	7,358

Cash Flows from Financing Activities:
Purchase of stock for treasury	(6,572)	(4,992)
Repayment of long-term bank debt and other long-term obligations	(11,270)	(36,000)

Net Cash Used in Financing Activities	(17,842)	(40,992)

Net (Decrease) Increase in Cash and Cash Equivalents	(6,753)	13,712
Cash and Cash Equivalents at the Beginning of the Period	26,543	10,347

Cash and Cash Equivalents at the End of the Period	$19,790	$24,059

Supplemental Disclosures:
Income taxes paid	$9,288	$61
Interest paid	$450	$714
The financial information included as of September 30, 2023 and 2022 has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements

PRIMEENERGY RESOURCES CORPORATION
N
OTES
TO
C
ONSOLIDATED
F
INANCIAL
S
TATEMENTS
September 30, 2023
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
for the year ended December 31, 2022. In the opinion of management, the accompanying interim consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s consolidated balance sheets as of September 30, 2023, and December 31, 2022, the consolidated results of operations, cash flows and equity for the nine months ended September 30, 2023, and 2022.
As of September 30, 2023, PrimeEnergy’s significant accounting policies are consistent with those discussed in Note 1—Description of Operations and Significant Accounting Policies of its consolidated financial statements contained in PrimeEnergy’s Annual Report on Form
10-K
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
In the second quarter of 2023, the Company acquired 55 net acres in the South Stiles area of Reagan County, Texas for $605,000, and in a separate agreement also in Reagan County, the Company sold 320 non-core
acres for proceeds of $6,000,000. In addition, the Company sold 36.51% interest in one well in Midland County, Texas for proceeds of $60,000.
In the third quarter of 2023, the Company sold a
non-core
38.25-acre
leasehold tract in Martin County, Texas for proceeds of $899,000 and sold 3 surface acres in Liberty County, Texas for net proceeds of $37,053. Also in the third quarter, in various counties of Oklahoma, the Company divested its interest in 39 wells, reducing its future plugging liability by approximately $1.5 million. Effective July 1, 2023, the Company acquired the operations of 36 wells from DE Permian and 50% of DE Permian’s original ownership in such wells. In addition, in Reagan County, Texas, the Company acquired 114.52 net acres from DE Permian for $1,700,853 and assigned to them 203.23 net acres.
In November 2023, the Company sold 136 surface acres in Oklahoma for proceeds of $306,000.
2022 Transactions
:
In the first quarter of 2022, the Company sold 1,809 net leasehold acres in Reagan and Midland Counties, Texas through two separate transactions receiving gross proceeds of $14.0 million.
In the second quarter of 2022, the Company sold 241 net acres in Canadian County, Oklahoma for $845,000.
In the third quarter of 2022, the Company sold an additional 113 net acres in Canadian County, Oklahoma for $423,700.
(3) Additional Balance Sheet Information:
Certain balance sheet amounts are comprised of the following:

(Thousands of dollars)	September 30, 2023	December 31, 2022
Accounts Receivable:
Joint interest billing	$1,931	$1,806
Trade receivables	2,193	1,762
Oil and gas sales	13,523	8,894
Other	63	21

	17,710	12,483

(Thousands of dollars)	September 30, 2023	December 31, 2022
Less: Allowance for doubtful accounts	(338)	(336)

Total	$17,372	$12,147

Accounts Payable:
Trade	$7,188	$5,142
Royalty and other owners	3,276	3,600
Partner advances	954	1,111
Other	482	1,598

Total	$11,900	$11,451

(Thousands of dollars)	September 30, 2023	December 31, 2022
Accrued Liabilities:
Compensation and related expenses	$4,837	$9,743
Property costs	17,889	4,718
Taxes	3,024	9,352
Operating costs	2,322	1,695
Other	378	242

Total	$28,450	$25,750

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
The Credit Facility requires the Company to maintain a minimum current ratio and total indebtedness to EBITDAX (earnings before depreciation, depletion, amortization, taxes, interest expense and exploration costs) ratio, and places restrictions on the payment of dividends, the amount of treasury stock the Company may purchase, and commodity hedge agreements. As of June 30, 2023, the Company was in compliance with its debt covenants. Borrowings bear interest, at the option of the Company, based on a rate per annum equal to the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Rate in effect on such day plus 0.50% and (c) Adjusted Term SOFR (secured overnight financing rate as administered by the Federal Reserve Bank of New York) for a one-month
tenor in effect on such day plus 1.00%, or a Term SOFR. Both options are subject to an additional margin, determined based upon the utilization of the borrowing base then in effect, ranging from 2.25% to 4.25% per annum. The Company also pays commitment fees on undrawn amounts under the Credit Facility of 0.50% per annum. Borrowings under the Credit Facility are secured by substantially all of the Company’s oil and gas properties.
Effective January 20, 2023, in lieu of a formal amendment, a borrowing base letter authorized by all lenders and Prime of the 2022 Credit Agreement resulted in an adjustment to decrease the amount of the Borrowing Base available from $75 million to $60 million until such time as the next redetermination date as required by the agreement.
Effective July 24, 2023 the borrowing base was increased to $65 million. The borrowing base as of September 30, 2023 remained at $65 million and the Company hand no outstanding borrowings under the Credit Facility at that time.
As of November 15, 2023 the Company had no outstanding borrowings under the Credit Facility.
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
Operating lease costs for the nine months ended September 30, 2023 and 2022 were $525,000 and $468,000, respectively. Cash payments included in the operating lease cost for the nine months ended September 30, 2023 and 2022 were $552,000 and $499,000, respectively. The weighted-average remaining operating lease terms as of September 30, 2023 and 2022 were 7.88 months and 6.33 months, respectively. The Company acquired and amended certain leases for office space in Texas providing for payments of $187,000 in 2023, $275,000 in 2024 and $45,000 in 2025.
Rent expense for office space for the nine months ended September 30, 2023 and 2022 was $555,000 and $563,000, respectively.
The payment schedule for the Company’s operating lease obligations as of September 30, 2023 is as follows:

(Thousands of dollars)	Operating Leases
2023	$187
2024	275
2025	45

Total undiscounted lease payments	$507
Less: Amount associated with discounting	(49)

Total net operating lease liabilities	$458
Less: Current portion included in current portion of asset retirement and other long-term obligations	381

Non-current portion included in other long-term obligations	$77

Asset Retirement Obligation:
A reconciliation of the liability for plugging and abandonment costs for the nine months ended September 30, 2023 is as follows:

(Thousands of dollars)	September 30, 2023
Asset retirement obligation at December 31, 2022	$15,443
Additions	16
Dispositions	(1,161)
Liabilities settled	(2,727)
Accretion of discount	550

Asset retirement obligation at September 30, 2023	$12,121
Less current portion of asset retirement obligations	554

Asset retirement obligations, long-term	11,567

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
(7) Stock Options and Other Compensation:
In May 1989,
non-statutory
stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. At September 30, 2023 and 2022, the remaining options held by two key executive officers on 767,500 shares were outstanding and exercisable at prices ranging from $1.00 to $1.25. According to their terms, the options have no expiration date.
(8) Related Party Transactions:
Amounts due to or from related parties primarily represent receipts or expenses, related to oil and gas properties, collected or paid by the Company as agent for the joint venture partners, which may include members of the Company’s Board of Directors.
(9) Financial Instruments
Fair Value Measurements:
Authoritative guidance on fair value measurements defines fair value, establishes a framework for measuring fair value and stipulates the related disclosure requirements. The Company follows a three-level hierarchy, prioritizing and defining the types of inputs used to measure fair value. The fair values of the Company’s interest rate swaps, natural gas and crude oil price collars and swaps are designated as Level 3. The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022:

September 30, 2023	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2023
(Thousands of dollars)
Assets
Commodity derivative contracts	$—	$—	$—	$—

Total assets	$—	$—	$—	$—

Liabilities
Commodity derivative contracts	$—	$—	$—	$—

Total liabilities	$—	$—	$—	$—

December 31, 2022	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2022
(Thousands of dollars)
Assets
Commodity derivative contracts	$—	$—	$210	$210

Total assets	$—	$—	$210	$210

Liabilities
Commodity derivative contracts	$—	$—	$(1,190)	$(1,190)

Total liabilities	$—	$—	$(1,190)	$(1,190)

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

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the nine months ended September 30, 2023.

(Thousands of dollars)
Net Liabilities – December 31, 2022	$(980)
Total realized and unrealized gains (losses):
Included in earnings (a)	414
Purchases, sales, issuances and settlements	566

Net Liabilities — September 30, 2023	$—

(a)	Derivative instruments are reported in revenues as realized gain/loss and on a separately reported line item captioned unrealized gain/loss on derivative instruments.
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
The following table sets forth the effect of derivative instruments on the consolidated balance sheets at September 30, 2023 and December 31, 2022:

		Fair Value
(Thousands of dollars)	Balance Sheet Location	September 30, 2023	December 31, 2022
Asset Derivatives:
Derivatives not designated as cash-flow hedging instruments:
Crude oil commodity contract	Derivative asset	$—	$162
Natural gas commodity contract	Derivative asset	—	48

Total		$—	$210

Liability Derivatives:
Derivatives not designated as cash-flow hedging instruments:
Crude oil commodity contracts	Derivative liability	$—	$(931)
Natural gas commodity contracts	Derivative liability	—	(259)

Total		$—	$(1,190)

Total derivative instruments		$—	$(980)

The following table sets forth the effect of derivative instruments on the consolidated statements of operations for the nine months ended September 30, 2023 and 2022:

		Amount of gain (loss) recognized in in o me
(Thousands of dollars)	Location of gain/loss recognized in income	2023	2022
Derivatives not designated as cash-flow hedge instruments:
Natural gas commodity contracts	Unrealized gain (loss) on derivative instruments, net	211	(800)
Crude oil commodity contracts	Unrealized gain on derivative instruments, net	769	2,718
Natural gas commodity contracts	Realized gain (loss) on derivative instruments, net	24	(3,603)
Crude oil commodity contracts	Realized loss on derivative instruments, net	(590)	(10,389)

		$414	$(12,074)

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

	Nine Months Ended September 30,
	2023			2022
	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Loss (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount
Basic	$22,220	1,859,084	$11.95	$35,279	1,965,334	$17.95
Effect of dilutive securities:
Options (a)	—	758,674		—	757,218	—

Diluted	$22,220	2,617,758	$8.49	$35,279	2,722,522	$12.96

	Three Months Ended September 30,
	2023			2022
	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Loss (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount
Basic	$10,720	1,834,709	$5.84	$13,154	1,937,091	$6.79
Effect of dilutive securities:
Options (a)	—	759,214		—	757,815	—

Diluted	$10,720	2,593,924	$4.13	$13,154	2,694,906	$4.88

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist you in understanding our results of operations and our present financial condition. Our Consolidated Financial Statements and the accompanying Notes to the Consolidated Financial Statements included elsewhere in this Report contain additional information that should be referred to when reviewing this material.

OVERVIEW

We are an independent oil and natural gas company engaged in acquiring, developing, and producing oil and natural gas. We own producing and non-producing properties located primarily in Texas, and Oklahoma. All of our oil and gas properties and interests are located in the United States. Assets in our principal focus areas include mature properties with long-lived reserves and significant development opportunities as well as more recently developed horizontal properties with relatively high flow rates. The Company also owns a 12.5% overriding royalty interest in over 30,000 acres in the state of West Virginia, although we are currently not receiving revenue from this asset as development has not begun. In Texas, we own well-servicing equipment that is used to service our operated properties as well as to provide oil field services to third-party operators. In addition, we own a 60-mile-long pipeline offshore on the shallow shelf of Texas that is currently idle but that we believe has future value for producers in the area. In Oklahoma, we own 649 acres of land with an estimated value of approximately $848,000, however, in November of this year have agreed to sell 136 acres for $306,000. Also, in Prattville, Alabama, we hold a 33.3% interest in a limited partnership that owns a 138,000-square-foot retail shopping center on ten acres. There is currently no debt on the shopping center and it has approximately $500,000 of working capital on its balance sheet. We believe our portfolio of oil and gas assets positions us well for both the current commodity price environment and future potential upside as we develop our attractive resource opportunities. Our primary sources of liquidity are cash generated from operations, our credit facility, and existing cash on our balance sheet.

In addition to developing our oil and natural gas reserves, we continue to actively pursue the acquisition of producing properties. We attempt to assume the position of operator in all acquisitions of producing properties and will continue to evaluate properties for leasehold acquisition, exploration and development. To diversify and broaden our asset base, we will consider acquiring the assets or stock in other entities in the oil and gas business. Our main objective in making any such acquisitions will be to acquire income-producing assets or developable leasehold acreage to build stockholder value.

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

We derive our revenue and cash flow principally from the sale of oil, natural gas, and NGLs. As a result, our revenues are determined, to a large degree, by prevailing prices for crude oil, natural gas, and NGLs. We sell our oil and natural gas on the open market at prevailing market prices or through forward delivery contracts. Because some of our operations are located outside major markets, we are directly impacted by regional prices regardless of Henry Hub, WTI, or other major market pricing. The market price for oil, natural gas, and NGLs is dictated by supply and demand; consequently, we cannot accurately predict or control the price we may receive for our oil, natural gas, and NGLs. Index prices for oil, natural gas, and NGLs may be volatile, therefore, we cannot determine with any degree of certainty what effect increases or decreases in these prices will have on our capital program, production volumes, or revenue.

The Company is actively developing non-producing reserves of its leasehold acreage positions in Texas and Oklahoma. In the Permian Basin of West Texas, the Company maintains an acreage position of approximately 9,266 net acres, 97% of which is located in Reagan, Upton, Martin, and Midland counties of Texas where our current horizontal drilling activity is focused. In addition to the recent 22 horizontal wells completed so far in 2023 in West Texas, we believe this acreage has significant resource potential in the Spraberry, Jo Mill, and Wolfcamp reservoirs for additional drilling that could support as many as 250 additional horizontal wells. In Oklahoma, our horizontal development is focused primarily in Canadian, Kingfisher, Grady, and Garvin counties where we have approximately 4,113 net acres with additional resource potential that could support the drilling of as many as 43 new horizontal wells based on an estimate of four wells per section: two in the Mississippian and two in the Woodford Shale. Should we choose to participate with a working interest in such future development, our share of capital expenditures would be approximately $33 million at an average 10% ownership level.

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

Gulf Coast Region

Our production activities in the Gulf Coast region are concentrated in east and southeast Texas. This region is managed from our office in Houston, Texas. Principal producing intervals are in the Wilcox and Yegua formations at depths ranging from 5,000 to 11,000 feet. On December 31, 2022, we had 790 MBoe of proved reserves in the Gulf Coast region, which represented 4.7% of our total proved reserves. As of that date, we had 150 producing wells (69 net) in the Gulf Coast region. Focus during the past year has been on the plug and abandonment of non-performing assets and we currently operate 29 wells in the region and have a working interest in an additional 43 non-operated wells. We maintain an acreage position of over 8,707 gross (3,782 net) acres in this region, primarily in Polk County. We operate a field service group in this region from a field office in Carrizo Springs, Texas utilizing four workover rigs, water transport trucks, two commercial saltwater disposal wells, hot oil trucks, and plugging equipment. As of September 30, 2023, the Gulf Coast region has no operated wells in the process of being drilled, no waterfloods in the process of being installed, and no other related activities of material importance.

Mid-Continent Region

Our Mid-Continent activities are concentrated in central Oklahoma. This region is managed from our office in Oklahoma City, Oklahoma. As of December 31, 2022, we had 508 producing wells (169 net) in the Mid-Continent area, of which 176 wells are operated by us. Principal producing intervals are in the Robberson, Avant, Skinner, Sycamore, Bromide, McLish, Hunton, Mississippian, Oswego, Red Fork, and Chester formations at depths ranging from 1,100 to 10,500 feet. The average net daily production in our Mid-Continent Region in 2022 was 897 Boe. On December 31, 2022, we had 2,659 MBoe of proved reserves in this region, representing 16% of our total proved reserves. We currently maintain an acreage position of approximately 46,960 gross (10,137 net) acres in this region, primarily in Canadian, Kingfisher, Grant, Major, and Garvin counties. Our Mid-Continent region is actively participating with third-party operators in the horizontal development of lands that include Company owned interest in several counties in the Stack and Scoop plays of Oklahoma where drilling is primarily targeting reservoirs of the Mississippian and Woodford formations. On July 1, 2023, we divested of 38 marginally productive operated wells and one well on September 1, 2023 located in various counties of Oklahoma reducing our future plugging liability without a significant change in value of our producing reserves.

Year-to-date, in the Mid-Continent region, the Company has participated with 1.96% interest in the drilling and completion of three 3-mile-long horizontal wells in Canadian County, Oklahoma operated by Ovintiv Mid-Continent Inc. All three wells were brought on production in June of this year. The expected reserves of these three wells were included in the 2022 year-end reserve report as proved undeveloped. The Company has added additional proved-producing reserves through various over-riding royalty interests in 12 horizontal wells, totaling 5.78% net revenue interest.

West Texas Region

Our West Texas activities are concentrated in the Permian Basin where much of the United States’ oil reserves are produced from the prolific Wolfcamp and Spraberry reservoirs. The oil is West Texas Intermediate Sweet and the produced casing-head gas has a high BTU content making it the primary source of our natural gas liquids. The oil and gas are primarily from five producing intervals; the Upper and Lower Spraberry, the Wolfcamp, the Strawn, and the Atoka, at depths ranging from 6,700 feet to 11,300 feet. This region is managed from our office in Midland, Texas. As of December 31, 2022, we had 557 wells (254 net) in the West Texas area, of which 310 wells are operated by us. The average net daily production in Our West Texas Region at year-end 2022 was 3,257 Boe. As of December 31, 2022, we had 13,256 MBoe of proved reserves in the West Texas area, or 79.3 % of our total proved reserves. We maintain an acreage position of approximately 16,171 gross (9,266 net) acres in the Permian Basin in West Texas, primarily in Reagan, Upton, Martin, and Midland counties, and believe this acreage has significant resource potential for additional horizontal drilling in the Spraberry, Jo Mill, and Wolfcamp pay intervals. We operate a field service group in this region utilizing nine workover rigs, three hot oiler trucks, and one kill truck. Services, including well service support, site preparation, and construction services for drilling and workover operations, are provided to third-party operators as well as utilized in our own operated wells and locations.

In the first three quarters of 2023, the Company has added 22 completed horizontal wells to its West Texas proved-producing portfolio through our participation in 15 wells in Reagan County, five in Martin County, and two in Upton County. Ten of the 15 wells in Reagan County are operated by Civitas Resources (formerly Hibernia Energy III, LLC), located on our Brynn Tract, and five are operated by DE IV Operating, LLC (Double Eagle), located on our Prime East Tract. The five wells in Martin County are operated by ConocoPhillips on our Schenecker A Tract, and the two in Upton County, operated by Apache Corporation, are our Mt. Moran wells. The Company has invested approximately $78 million in these 22 horizontals and owns an average 32.2% working interest.

In the fourth quarter of 2023, the Company is participating in an additional 18 horizontal wells operated by Double Eagle, located in our Hughes Alpine area of Reagan County (Studley Tracts): we are participating with 6.82% working interest in 6 two-mile-long horizontals that are expected to be on production in December of this year, and participating with 20% interest in 12 two and a half-mile-long laterals that are expected to be on production in February of 2024. In total, the Company is investing approximately $27 million in these 18 new horizontals and their associated facilities.

As a result of the recent success of wells completed by Double Eagle and Civitas in Reagan County, as well as existing analogs and relatively high oil prices, both of these companies have accelerated their development plans in the area where we have significant leasehold acreage. Double Eagle and Civitas each have three rigs running in the area and in the fourth quarter of 2023, we expect to begin drilling an additional 20 wells with Double Eagle and 14 wells with Civitas. The Company has an average of approximately 50% interest in six wells (Prime West), 8.3% interest in twelve wells (Kramer and O’Bannon), less than 1% interest in two wells (State Pink Floyd), and an average of 41% interest in 14 wells (Christi). In total, we expect to invest $84 million in these 34 wells that are all expected to be on production in the second quarter of 2024.

In addition to the drilling activity described above, we expect another 12 wells, operated by Double Eagle, to begin drilling on adjacent or nearby acreage in the first quarter of 2024 with an expected investment by the Company of $48 million for our 50% interest in these wells.

In summary, we are investing approximately $27 million in 18 horizontal wells operated by Double Eagle in Reagan County that are expected to begin production by February 2024, and preparing to invest $84 million in 14 wells with Civitas Resources and 20 wells with Double Eagle in Reagan County that are expected to begin drilling in the fourth quarter of 2023 and have production starts in the second quarter of 2024. In addition, we expect the drilling of 12 more horizontal wells to begin in the first quarter of 2024, carrying a net capital requirement of approximately $48 million. Therefore, the total capital commitment for wells to spud by the end of the first quarter of 2024 is approximately $159 million.

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

The following table summarizes our oil and gas reserves at each of the respective dates:

	Reserve Category
	Proved Developed				Proved Undeveloped				Total
As of December 31,	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf)	Total (MBoe)	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf)	Total (MBoe)	Oil (MBbls)	NGL (MBbls)	Gas (MMcf)	Total (MBoe)
2020	2,684	2,258	13,633	7,214	1,784	787	3,897	3,221	4,468	3,045	17,530	10,435
2021	5,386	2,882	23,902	12,252	—	—	—	—	5,386	2,882	23,902	12,252
2022	4,143	2,497	22,277	10,353	3,028	1,833	9,030	6,366	7,171	4,330	31,307	16,719

(a)

In computing total reserves on a barrels of oil equivalent (Boe) basis, gas is converted to oil based on its relative energy content at the rate of six Mcf of gas to one barrel of oil and NGLs are converted based upon volume; one barrel of natural gas liquids equals one barrel of oil.

In 2020, in West Texas we participated in the drilling of seven wells: one with PrimeEnergy Resources Corporation for 8.6% interest which was brought into production in July of 2020, and six wells with Apache on our Kashmir tract with an average of 47.5% interest that were drilled but not completed at year-end and therefore classified as Proved Undeveloped in the year-end 2020 reserve report. The Company invested approximately $8.0 million in these seven wells in 2020. Also in 2020, reserves were added in West Texas through the addition of 11 horizontal wells completed in Midland County, Texas, in which we receive 0.56% to 1% over-riding royalty interest. In our Gulf Coast Region, in 2020, we successfully recompleted one operated well in the Segno field of Polk County, Texas with a 72.5% interest.

On December 31, 2020, in total, the Company had 3,221 Mboe of proved undeveloped reserves attributable to 13 wells operated by others, 10 of which were drilled but not completed by year-end 2020, and three that were not drilled until 2021. The three new horizontals along with the six uncompleted wells at year-end were brought online in late September and early October of 2021. These successful new wells are on our Kashmir tract in Upton County, Texas operated by Apache Corporation. These nine PUD wells at year-end 2020 accounted for 3,127 Mboe of the total undeveloped. The four other PUD wells, drilled but not completed at year-end 2020, are located in Grady County, Oklahoma, and accounted for 95 Mboe of the total undeveloped reserves.

In 2021, in West Texas, we participated with Apache in the drilling of three additional horizontals on the Kashmir Tract in Upton County, Texas, and completed these three wells in September of 2021 along with six other wells drilled in 2020 on the same lease that were drilled but uncompleted at year-end. The Company has an average of 47.8% interest in these nine wells and invested approximately $30 million in these horizontal wells. Also in 2021, the Company participated with Ovintiv Mid-Continent for 11.25% interest in four two-mile horizontal wells in Canadian County, Oklahoma. Twelve of these thirteen horizontal wells were completed and placed into production in the fourth quarter of 2021. One of the Ovintiv wells had a casing leak issue and has been temporarily abandoned. The Company invested approximately $32 million in these thirteen wells. In addition, in 2021, the Company added minor reserves through over-riding royalty interest in two wells drilling and completed in Grady County, Oklahoma.

On December 31, 2021, the Company had 159 Mboe of proved-developed shut-in reserves attributable to three horizontals drilled and completed in Canadian County, Oklahoma, but not yet online at year-end. These reserves were converted to proved producing in the first quarter of 2022. At year-end 2021, we did not include proved-undeveloped reserves in our reserve report because we had not yet received definitive drilling proposals from third-party operators the fifteen horizontal wells that we planned to participate in located primarily in West Texas.

In 2022, the Company completed eight horizontal wells: four located in Irion County, West Texas, operated by SEM Operating Company, in which we have 10.13% interest, and four located in Canadian County, Oklahoma, operated by Ovintiv Mid-Continent, Inc., in which we have an average 9% interest. Our investment in these eight wells was approximately $4 million and all were brought on production in August of 2022. In addition, the Company added reserves through 15 wells in which we have various minor over-riding royalty interests; eight of these are located in West Texas and seven are located in Oklahoma.

In the fourth quarter of 2022, we began participation in the drilling of 20 horizontal wells located in West Texas: In Martin County, we participated with ConocoPhillips in the drilling of five 2.5-mile-long horizontal laterals (Schenecker A Tract) in which the Company has 20.83% interest with a capital investment of approximately $12.1 million. In Reagan County, we participated with Hibernia Energy III in 10 two-mile horizontals (Brynn Tract) with 25% interest with an investment of approximately $25.6 million. Also in Reagan County, we participated with Double Eagle (DE IV) in five two-mile-long horizontals (Prime East Tract) with nearly 50% interest and carried a net capital outlay of approximately $23.4 million. All twenty of these West Texas wells were brought on production by the end of the third quarter of 2023.

In the first quarter of 2023, the Company joined Ovintiv USA, Inc. in the drilling of three 3-mile-long horizontal wells in Canadian County, Oklahoma with 1.96% interest, investing approximately $645,000 (Redhead tract). These three wells were put online in June of 2023. Also in the first quarter, the Company began participation with Apache Corporation in the drilling of two 3-mile-long horizontals in Upton County, Texas (Mt. Moran). We have 49.4% interest in these wells and have made a capital investment of approximately $16.1 million, and both were brought online in October.

At year-end 2022, the Company had 6,366 Mboe of proved undeveloped reserves all attributable to the 25 horizontal wells described above. In total, the Company will have invested $78 million in these 25 horizontal wells, all of which have been completed and began producing by mid-October.

Summarized in the table below (in thousands of dollars) are the estimated future net revenue (using current prices and costs as of those dates) and the present value of future net revenue (at a 10% discount for estimated timing of cash flow) for our proved developed and proved undeveloped oil and gas reserves at the end of each of the three years ended December 31, 2022:

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

Natural gas prices, based on the twelve-month average of the first of the month Henry Hub index price, were $6.358 per MMBtu in 2022 as compared to $3.598 per MMBtu in 2021, and $1.985 per MMBtu in 2020. Oil prices, based on the West Texas Intermediate (WTI) Light Sweet Crude first-of-the-month average spot price, were $93.67 per barrel in 2022 as compared to $66.56 per barrel in 2021, and $39.57 per barrel in 2020. Since January 1, 2022, we have not filed any estimates of our oil and gas reserves with, nor were any such estimates included in any reports to, any federal authority or agency, other than the Securities and Exchange Commission.

RECENT ACTIVITIES

The Company’s activities include development and exploratory drilling. Our strategy is to develop the Company’s oil and gas reserves primarily through horizontal drilling. This strategy includes targeting reservoirs with high initial production rates and cash flow as well as targeting reservoirs with somewhat lower average initial production rates but steady production and higher expected return on investment. We believe that today’s horizontal drilling and completion technologies provide superior economic results compared to vertical development delivering higher production rates through greater contact and stimulation of a larger volume of reservoir rock while minimizing the surface footprint required to develop those same reserves.

Maintaining a strong balance sheet and ample liquidity are key components of our business strategy. In 2023, we intend to continue our focus on preserving financial flexibility and ample liquidity as we manage the risks facing our industry. Our capital budget for the year is reflective of current commodity prices and has been established based on an expectation of available cash flows, with any cash flow deficiencies expected to be funded by borrowings under our revolving credit facility. As we have done historically to preserve or enhance liquidity, we may adjust our capital program throughout the year, divest non-strategic assets, or enter into strategic joint ventures.

We are actively developing our leasehold acreage in West Texas and Oklahoma and in 2023, through the third quarter, we have brought on production 25 new horizontal wells. Current activity includes the drilling of 18 wells in Reagan County, and an additional 34 wells anticipated to spud by year-end. The following is a description of recent, current, and expected near-term drilling activities.    Note, the drilling activities described below were previously described on a district basis in the District Information section above.

In the fourth quarter of 2022, we began participation in 20 horizontal wells in West Texas that have been completed and put on production in 2023: in Martin County, we participated with ConocoPhillips in five 2.5-mile-long horizontal wells (Schenecker A Tract) with 20.83% interest, investing approximately $12.1 million, in Reagan County, we participated with Hibernia Energy III in 10 two-mile horizontals (Brynn Tract) with 25% interest, investing approximately $25.6 million, and, also in Reagan County, we partnered with Double Eagle (DE IV) in five two-mile-long horizontals (Prime East Tract) with nearly 50% interest and invested approximately $23.4 million. All 20 of these West Texas wells were put into production in 2023.

In the first quarter of 2023, the Company joined Ovintiv USA, Inc. in the drilling of three 3-mile-long horizontal wells in Canadian County, Oklahoma with 1.96% interest and invested approximately $645,000. Production of these three wells began in June. Also in the first quarter of 2023, the Company began participation with Apache Corporation in the drilling of two 3-mile-long horizontals in Upton County, Texas (Mt. Moran wells). The Company has a 49.4% interest in these two wells, has invested approximately $16.1 million and the wells were brought on production in October.

In total, the Company has invested approximately $78 million in these 25 horizontal wells and their associated facilities. In December of 2022, we prepaid $32 million toward drilling costs, and the remaining $46 million in estimated drilling, completion and facilities expenses will be incurred as billed in 2023.

The success of the 22 horizontals in West Texas described above is leading to additional near-term horizontal drilling across five leasehold blocks in three counties. Both Civitas Resources and Double Eagle have accelerated their development plans and have six rigs running in the area. We are currently participating with Double Eagle in 18 wells in Reagan County and will invest an estimated $27 million in these wells that are expected to be completed and online in February 2024. In addition, we have received AFEs from Double Eagle for 20 additional horizontals in Reagan County. We will have varying interests in these 20 wells and will make an estimated capital investment of $34 million in them. Also expected soon are AFEs from Civitas for 14 wells in Reagan County where we will have an average of 41% working interest and will invest approximately $50 million. The total of these two near-term projects is $84 million.    In addition, we expect drilling proposals from four operators for the development of an additional 35 horizontal wells in West Texas expected to spud in the first three quarters of 2024. Our interest in these 35 wells will vary from 20% to 50% and we expect a capital outlay related to these wells and their facilities of approximately $143 million.

All of the current and expected near-term activities described above encompass the drilling, completion, stimulation, and facilities of 90 new horizontal wells to be added to our proved-producing portfolio. These 90 wells will require an estimated $260 million net capital investment over the next two years. In addition, we have identified 27 horizontal locations that are a natural progression of development for three project areas in Upton and Reagan counties and are anticipated to be drilled in the 2025-2026 timeframe and will require a net investment of approximately $100 million.

In summary, we have invested $78 million in 25 new horizontals this year that are all producing, and we plan to invest about $400 million in horizontal development over the next several years. Included in this $400 million estimate are the above-described investment of $27 million for 18 wells currently in the process of being completed, the $84 million in near-term development drilling for 34 wells (20 wells with Double Eagle and 14 wells with Civitas), the $143 million in expected investment for 35 wells to spud in the first three quarters of 2024, the $100 million investment in 27 drill-sites that are a natural progression of leasehold development, plus approximately $40 million in additional investments for proved and probable drill-sites that are not yet scheduled for development.

RESULTS OF OPERATIONS:

We reported net income of $22.2 million, or $11.95 per share and $10.7 million, or $5.84 per share for the nine and three months ended September 30, 2023, respectively, as compared to $35.3 million, or $17.95 per share and $13.2 million, or $6.79 per share for the nine and three months ended September 30, 2022, respectively. Current year net income reflects changes in production and commodity prices over the three and nine months ended September 30, 2022, fluctuations in gains related to the sale of assets and changes related to the valuation of derivative instruments. The significant components of income and expense are discussed below.

Oil, gas and NGLs sales decreased $2.0 million, or 5.9% from $34.0 million for the three months ended September 30, 2022 to $32.0 million for the three months ended September 30, 2023, and $27.1 million, or 26.4% from $102.8 million for the nine months ended September 30, 2022 to $75.7 million for the nine months ended September 30, 2023. Sales vary due to changes in volumes of production sold and realized commodity prices. Our oil production reflects the natural decline in production from our previously existing wells offset by the new wells placed in production during 2023.

The following tables summarizes the primary components of production volumes and average sales prices realized for the three and six months ended September 30, 2023 and 2022 (excluding realized gains and losses from derivatives).

		Nine months ended September 30,
	2023	2022	Increase / (Decrease)	Increase / (Decrease)
Barrels of Oil Produced	813,561	752,500	61,061	8.1%
Average Price Received	$76.14	$100.39	$(24.25)	(24.2)%

Oil Revenue (In 000’s)	$61,948	$75,546	$(13,598)	(18.0)%

Mcf of Gas Sold	2,766,128	2,456,800	309,328	12.6%
Average Price Received	$1.97	$6.01	$(4.04)	(67.2)%

Gas Revenue (In 000’s)	$5,452	$14,762	$(9,310)	(63.1)%

Barrels of Natural Gas Liquids Sold	412,487	332,400	80,087	24.1%
Average Price Received	$20.18	$37.54	$(17.36)	(46.2)%

Natural Gas Liquids Revenue (In 000’s)	$8,323	$12,477	$(4,154)	(33.3)%

Total Oil & Gas Revenue (In 000’s)	$75,723	$102,785	$(27,062)	(26.3)%

		Three months ended September 30,
	2023	2022	Increase / (Decrease)	Increase / (Decrease)
Barrels of Oil Produced	323,188	244,500	78,688	32.2%
Average Price Received	$81.69	$95.72	$(14.03)	(14.7)%

Oil Revenue (In 000’s)	$26,402	$23,403	$2,999	12.8%

Mcf of Gas Sold	1,080,588	879,800	200,788	22.8%
Average Price Received	$2.29	$7.23	$(4.94)	(68.3)%

Gas Revenue (In 000’s)	$2,472	$6,359	$(3,887)	(61.1)%

Barrels of Natural Gas Liquids Sold	161,003	122,400	38,603	31.5%
Average Price Received	$19.56	$34.35	$(14.79)	(43.1)%

Natural Gas Liquids Revenue (In 000’s)	$3,149	$4,204	$(1,055)	(25.1)%

Total Oil & Gas Revenue (In 000’s)	$32,023	$33,966	$(1,943)	(5.7)%

Oil, Natural Gas and NGL Derivatives We do not apply hedge accounting to any of our commodity based derivatives, thus changes in the fair market value of commodity contracts held at the end of a reported period, referred to as mark-to-market adjustments, are recognized as unrealized gains and losses in the accompanying consolidated statements of operations. As oil and natural gas prices remain volatile, mark-to-market accounting treatment creates volatility in our revenues. The following table summarizes the results of our derivative instruments for the three and nine months ended September 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Oil derivatives – realized losses	$—	$(2,668)	$(590)	$(10,389)
Oil derivatives – unrealized gains	—	5,958	769	2,718

Total gains (losses) on oil derivatives	$—	$3,290	$179	$(7,671)

Natural gas derivatives – realized gains (losses)	$—	$(1,617)	$24	$(3,603)
Natural gas derivatives – unrealized gains (losses)	—	166	211	(800)

Total gains (losses) on natural gas derivatives	$—	$(1,451)	$235	$(4,403)

Total gains (losses) on oil and natural gas derivatives	$—	$1,839	$414	$(12,074)

Prices received for the nine months ended September 30, 2023 and 2022, respectively, including the impact of derivatives were:

	2023	2022
Oil Price	$75.42	$86.59
Gas Price	$1.98	$4.54
NGLS Price	$20.18	$37.54

Oil and gas production expense increased $1.4 million, or 21.5% from $6.5 million for the three months ended September 30, 2022 to $7.9 million for the three months ended September 30, 2023, and increased $0.3 million, or 1.4% from $20.9 million for the nine months ended September 30, 2022 to $21.2 million for the nine months ended September 30, 2023. These changes reflect the cost savings related to wells that have been plugged offset by rising service costs and additional costs related to the new wells that have been placed on production.

Production and ad valorem taxes decreased $0.8 million, or 36.4% from $2.2 million for the three months ended September 30, 2022 to $1.4 million for the three months ended September 30, 2023, and decreased $0.4 million, or 7.0% from $5.7 million for the nine months ended September 30, 2022 to $5.3 million for the nine months ended September 30, 2023. These decreases reflect the changes in oil and gas revenues in the related periods.

Field service income decreased $0.2 million or 5.7% from $3.5 million for the third quarter 2022 to $3.3 million for the third quarter 2023 and increased $1.4 million, or 14.0% from $10.0 million for the nine months ended September 30, 2022 to $11.4 million for the nine months ended September 30, 2023. Workover rig services, hot oil treatments, saltwater hauling and disposal represent the bulk of our field service operations. These changes reflect the variance in equipment utilization and service rates during these periods.

Field service expense increased $0.5 million or 18.5% from $2.7 million for the third quarter 2022 to $3.2 million for the third quarter 2023 and increased $1.0 million, or 11.5% from $8.7 million for the nine months ended September 30, 2022 to $9.7 million for the nine months ended September 30, 2023. Field service expenses primarily consist of wages and vehicle operating expenses which have fluctuated during the three and nine months ended September 30, 2023 compared with the same periods of 2022. These changes reflect the variance in equipment utilization during these periods.

Depreciation, depletion and amortization expense increased $1.3 million or 17.1% from $7.6 million for the third quarter 2022 to $8.9 million for the third quarter 2023 and increased $1.5 million, or 7.0% from $21.4 million for the nine months ended September 30, 2022 to $22.9 million for the nine months ended September 30, 2023. This increase reflects the expense related to the new wells placed on production in 2023.

General and administrative expense decreased $3.4 million, or 29.6% from $11.5 million for the nine months ended September 30, 2022 to $8.1 million for the nine months ended September 30, 2023, and increased $0.2 million, or 8.0% from $2.5 million for the three months ended September 30, 2022 to $2.7 million for the three months ended September 30, 2023. These changes are primarily related to employee compensation and benefits.

Interest expense decreased $0.4 million, or 50.0% from $0.8 million for the nine months ended September 30, 2022 to $0.4 million for the nine months ended September 30, 2023, and decreased $0.2 million, or 66.7% from $0.3 million for the three months ended September 30, 2022 to $0.1 million for the three months ended September 30, 2023. This decrease reflects the increase in rates and lower current borrowings under our revolving credit agreement.

Income tax expense for the September 30, 2023 and 2022 periods varied due to the change in net income.

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

Our primary sources of liquidity are cash generated from our operations, through our producing oil and gas properties, field services business and sales of acreage. Net cash provided by operating activities and proceeds from the sale of properties for the nine months ended September 30, 2023 was $78.1 million, compared to $62.7 million in the prior year.

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

The Company maintains a Credit Agreement providing for a reserves-based line of credit totaling $300 million, with a current borrowing base of $65 million. As of November 15, 2023, the Company has no outstanding borrowings under this line. The bank reviews the borrowing base semi-annually and, at their discretion, may decrease or propose an increase to the borrowing base relative to a re-determined estimate of proved oil and gas reserves. The next borrowing base review is scheduled for December 2023. Our oil and gas properties are pledged as collateral for the line of credit and we are subject to certain financial and operational covenants defined in the agreement. We are currently in compliance with these covenants and expect to be in compliance over the next twelve months. If we do not comply with these covenants on a continuing basis, the lenders have the right to refuse to advance additional funds under the facility and/or declare all principal and interest immediately due and payable. Our borrowing base may decrease as a result of lower natural gas or oil prices, operating difficulties, declines in reserves, lending requirements or regulations, the issuance of new indebtedness or for other reasons set forth in our revolving credit agreement. In the event of a decrease in our borrowing base due to declines in commodity prices or otherwise, our ability to borrow under our revolving credit facility may be limited and we could be required to repay any indebtedness in excess of the re-determined borrowing base.

The majority of our capital spending is discretionary, and the ultimate level of expenditures will be dependent on our assessment of the oil and gas business environment, the number and quality of oil and gas prospects available, the market for oilfield services, and oil and gas business opportunities in general.

The Company has a stock repurchase program in place, spending under this program during the first nine months of 2023 was $6.6 million. The Company expects continued spending under the stock repurchase program in 2023.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the first nine months of 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

2023 Month	Number of Shares	Average Price Paid per share	Maximum Number of Shares that May Yet Be Purchased Under The Program at Month—End (1)
January	9,500	$90.36	45,044
February	3,000	$90.32	42,044
March	18,940	$85.44	23,104
April	10,560	$86.21	12,544
May	11,000	$86.69	1,544
June	7,500	$100.35	294,044
July	4,000	$94.00	290,044
August	4,000	$98.09	286,044
September	4,000	$109.73	282,044

Total/Average	72,500	$90.64

(1)

In December 1993, we announced that the Board of Directors authorized a stock repurchase program whereby we may purchase outstanding shares of the common stock from time-to-time, in open market transactions or negotiated sales. On October 31, 2012, June 13, 2018 and June 7, 2023, the Board of Directors of the Company approved an additional 500,000, 200,000 and 300,000 shares respectively, of the Company’s stock to be included in the stock repurchase program. A total of 4,000,000 shares have been authorized to date under this program. Through September 30, 2023, a total of 3,717,956 shares have been repurchased under this program for $89,053,479 at an average price of $23.95 per share. Additional purchases of shares may occur as market conditions warrant. We expect future purchases will be funded with internally generated cash flow or from working capital.

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

PrimeEnergy Resources Corporation
(Registrant)

November 17, 2023	/s/ Charles E. Drimal, Jr.
(Date)	Charles E. Drimal, Jr.
President
Principal Executive Officer

/s/ Beverly A. Cummings
November 17, 2023	Beverly A. Cummings
Executive Vice President
Principal Financial Officer