Form 10-K
period 2023-12-31
PRIMEENERGY RESOURCES CORP
filed 2024-04-15
CIK 56868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                  to                .

is Commission File Number 0-7406

PrimeEnergy Resources Corporation

(Exact name of registrant as specified in its charter)

Delaware	84-0637348
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9821 Katy Freeway, Houston, Texas	77024
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 735-0000

Securities registered pursuant to Section 12(g) of the Act

Title of each class	Trading Symbol	Name of each Exchange on which registered
Common Stock, par value $0.10 (per share)	PNRG	Nasdaq Stock Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Auditor PCAOB ID Number: 606	Auditor Name: Grassi & Co., CPAs, P.C.	Auditor Location: New York, NY

The aggregate market value of the voting stock of the registrant held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter, was $65,081,697.

The number of shares outstanding of the registrant’s Common Stock, par value $0.10 per share, as of April 15, 2024, was 1,790,245.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be furnished to stockholders in connection with its Annual Meeting of Stockholders to be held on June 5, 2024, are incorporated by reference in Part III hereof.

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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This information in this Annual Report on Form 10-K (this “Report”) contains forward-looking statements that involve risks and uncertainties. When used in this document, the words “believes,” “plans,” “expects,” “anticipates,” “forecasts,” “models,” “intends,” “continue,” “may,” “will,” “could,” “should,” “future,” “potential,” “estimate,” or the negative of such terms and similar expressions as they relate to the Company are intended to identify forward-looking statements, which are generally not historical in nature. The forward-looking statements are based on PrimeEnergy Resources Corporation “The Company” current expectations, assumptions, estimates and projections about the Company and the industry in which the Company operates. Although the Company believes that the expectations and assumptions reflected in the forward-looking statements are reasonable as and when made, they involve risks and uncertainties that are difficult to predict and, in many cases, beyond the Company’s control. In addition, the Company may be subject to currently unforeseen risks that may have a material adverse effect on it.

These risks and uncertainties include, among other things, volatility of commodity prices; product supply and demand; the impact of armed conflict (including the conflicts in Ukraine and the Middle East) or political instability on economic activity and oil and gas supply and demand; competition; the ability to obtain drilling, environmental and other permits and the timing thereof; the effect of future regulatory or legislative actions on The Company or the industry in which it operates, including potential changes to tax rates or laws, new restrictions on development activities or potential changes in regulations limiting produced water disposal; the ability to obtain approvals from third parties and negotiate agreements with third parties on mutually acceptable terms; potential liability resulting from pending or future litigation; the costs, including the potential impact of cost increases due to inflation and supply chain disruptions, and results of development and operating activities; the impact of a widespread outbreak of an illness on global and U.S. economic activity, oil and gas demand, and global and U.S. supply chains; availability of equipment, services, resources and personnel required to perform the Company’s development and operating activities; access to and availability of transportation, processing, fractionation, refining, storage and export facilities; The Company’s ability to replace reserves, implement its business plans or complete its development activities as scheduled; the Company’s ability to achieve its emissions reductions, flaring and other ESG goals; access to and cost of capital; the financial strength of (i) counterparties to The Company’s credit facility and derivative contracts, (ii) issuers of The Company’s investment securities and (iii) purchasers of The Company’s oil, NGL and gas production and downstream sales of purchased commodities; uncertainties about estimates of reserves, identification of drilling locations and the ability to add proved reserves in the future; the assumptions underlying forecasts, including forecasts of production, operating cash flow, well costs, capital expenditures, rates of return, expenses, and cash flow from downstream purchases and sales of oil and gas, net of firm transportation commitments; quality of technical data; environmental and weather risks, including the possible impacts of climate change on the Company’s operations and demand for its products; cybersecurity risks; the risks associated with the ownership and operation of the Company’s well services business and acts of war or terrorism. In addition, the Company may be subject to currently unforeseen risks that may have a materially adverse effect on it.

Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward-looking statements. See “Part I, Item 1. Business — Competition,” “Part I, Item 1. Business —Regulation,” “Part I, Item 1A. Risk Factors,” “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in this Report for a description of various factors that could materially affect the ability of to achieve the anticipated results described in the forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no duty to publicly update these statements except as required by law.

PrimeEnergy Resources Corporation

FORM 10-K ANNUAL REPORT

For the Fiscal Year Ended

December 31, 2023

PART I

Item 1.	BUSINESS.

General

PrimeEnergy Resources Corporation (the “Company”) was organized in March 1973, under the laws of the State of Delaware. We are an independent oil and natural gas company engaged in acquiring, developing, and producing oil and natural gas. We presently own producing and non-producing properties located primarily in Texas, and Oklahoma. All of our oil and gas properties and interests are located in the United States. Through our subsidiaries Prime Operating Company, Eastern Oil Well Service Company, and EOWS Midland Company, we act as operator and provide well-servicing support operations for many of the onshore oil and gas wells we operate, as well as for third parties. We are also active in the acquisition of producing oil and gas properties through joint ventures with industry partners. In addition, we own a 12.5% overriding royalty interest in over 30,000 acres in the state of West Virginia. We are currently not receiving revenue from this asset, as development has not begun. In addition, through a wholly owned offshore company, we own a 60-mile-long pipeline offshore on the shallow shelf of Texas, not currently in use. We also hold a 33.3% interest in a limited partnership that owns a 138,000-square-foot retail shopping center on ten acres in Prattville, Alabama, which is on our books for $40,000 as of December 31, 2023. There is currently no debt on the shopping center and it has approximately $500,000 of working capital on its balance sheet.

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

The Company makes available, free of charge, through its website (www.primeenergy.com) its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. In addition to the reports filed or furnished with the SEC, the Company publicly discloses information from time to time in its press releases. Such information, including information posted on or connected to the Company’s website, is not a part of, or incorporated by reference in, this Report or any other document the Company files with or furnishes to the SEC.

Information contained on the Company’s website is not part of or incorporated into this Report or any other filings with the SEC.

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

Maintaining a strong balance sheet and ample liquidity are key components of our business strategy. In 2024, we will continue our focus on preserving financial flexibility and liquidity as we manage the risks facing our industry. Our capital budget for the year is reflective of current commodity prices and has been established based on an expectation of available cash flows, with any cash flow deficiencies expected to be funded by borrowings under our revolving credit facility. As we have done historically to preserve or enhance liquidity, we may adjust our capital program throughout the year, divest non-strategic assets, or enter into strategic joint ventures.

Horizontal development of our leasehold acreage is continuing at a fast pace, particularly in West Texas, where in 2023 we participated with Double Eagle, Apache, Civitas, and ConocoPhillips in the drilling and completion of 32 new horizontal wells and in 2024 are on track to complete 54 new horizontals. In Oklahoma, in 2023, we participated with Ovintiv MidContinent with a minor interest in three 3-mile-long horizontal laterals. Now, in the first quarter of 2024, we are participating with Double Eagle in 20 wells and with Civitas in 14 wells located in Reagan County, Texas. These 34 new horizontals are in the process of being drilled or are already being facture-stimulated, and we have additional new-drills slated for drilling later in 2024. The following is a detailed description of the recent, current, and expected near-term drilling activities.

In 2023, the Company participated with five operators in the drilling and completion of 35 horizontal wells: 32 of these are located in West Texas and three in Oklahoma. In total, including the cost of facilities, the Company invested approximately $91 million, 99% of which is attributable to the wells in West Texas where we have been drilling horizontal wells targeting various proven pay intervals in the Wolfcamp and Spraberry formations.

In Reagan County, in 2023, we participated with Hibernia Energy II (Now Civitas) in ten 2-mile-long horizontals having 25% interest and investing $25.6 million in our “Brynn” wells that began production in April 2023. Also in Reagan County, we participated with DE IV, LLC (Double Eagle) in 15 horizontals: five 2-mile-long laterals in which we have nearly 50% interest, called the “Prime East” wells that were placed on production in May 2023, another six 2-mile-long laterals in which we have 7% interest, our “Studley AV” wells, that were brought on production in December 2023, and four 2.5-mile laterals with 20% interest, part of our “Studley CKO” wells, that were completed in December 2023 but not put online until January 2024. All twelve Studley CKO wells were brought on production in January 2024 and were therefore included in the 2023 year-end reserve report as proved developed non-producing.

Also in 2023, in Upton County, Texas we participated for 50% interest in two 3-mile-long horizontals operated by Apache. These wells were brought into production in October 2023 and we invested approximately $17 million in these wells and their associated facilities. In Martin County, Texas we participated with ConocoPhillips for 20.8% interest in five 2.5-mile-long horizontal laterals, investing approximately $12 million. These five wells were completed and brought online in September 2023. Also in 2023, in Oklahoma, the Company joined Ovintiv USA, Inc. in the drilling of three 3-mile-long horizontals located in Canadian County with 2% interest, invested approximately $645,000.

In the first quarter of 2024, in Reagan County, Texas, we have completed eight “Studley CKO” 2.5-mile horizontals with an average 19.7% interest, investing $15.5 million. We are also participating in another 34 horizontal wells that are actively drilling or in the process of being stimulated. Of these 34 wells, twenty are operated by Double Eagle: the “Prime West”, “Pink Floyd”, “Kramer”, and “O’Bannion” wells. In the six Prime West wells we have 50% interest and will invest $24 million, in the 12 Kramer and O’Bannion wells we have an average 8.3% interest and are investing approximately $9.9 million, and in the two Pink Floyd wells we have less than 1% interest and will invest approximately $175,500. With Civitas, we are currently drilling 14 “Christi” wells in Reagan County, Texas, with an average of 39% interest and expect to invest $43 million. Fourteen of the 34 wells now drilling are 2.5-mile-long laterals, while 20 are 2-mile-long laterals. All 34 are expected to be on production in the second quarter of 2024. Additionally, we have 12 horizontals slated to begin drilling in the second quarter of 2024 and be on production in the third quarter of 2024.

In 2024, we expect to complete 54 new horizontal wells, investing approximately $140 million. We are also preparing to invest approximately $95 million in another 23 horizontal wells to be drilled and completed in 2025. In addition, we have identified 28 horizontal locations for future development in West Texas that we anticipate to be drilled in the 2026-2027 timeframe and would require a net investment of approximately $67 million. In total, we are planning to invest in excess of $300 million in horizontal development in West Texas over the next several years.

In the Permian Basin of West Texas and eastern New Mexico we maintain an acreage position of approximately 16,407 gross (9,341 net) acres, 96.4% of which is located in Reagan, Upton, and Martin counties of Texas where our current West Texas horizontal drilling activities are focused. In addition to the wells currently being drilled or completed, we believe this acreage has the resource potential to support the drilling of as many as 190 future horizontal wells.

In Oklahoma, we are focused on the development of our reserves in Canadian, Grady, Kingfisher, Garfield, Major, and Garvin counties where we have approximately 4,113 net leasehold acres in the Scoop/Stack Play. Of this acreage, we believe 2,355 net leasehold acres hold significant additional resource potential that could support the drilling of as many as 43 new horizontal wells based on an estimate of four wells per multi-section drilling unit, two in the Mississippian and two in the Woodford Shale. Proposals may be received on the remaining 2,017 acres, however, rather than participate we may choose to sell the acreage or farm-out, receiving cash and retaining an over-riding royalty interest. In regard to 13 newly drilled wells in 2023, we chose to farm-out our interest and own an over-riding-royalty interest in these wells.

Significant Activity

As of December 31, 2023, we had net capitalized costs related to proved oil and gas properties of $252.9 million. Total expenditures for the acquisition, exploration, and development of our properties during 2023 were $113.8 million as we continue development under the programs discussed above. Proved reserves as of December 31, 2023, were 29,046 MBOE which consisted of 47% proved developed reserves and 53% proved undeveloped reserves.

The Company is actively participating in 34 horizontals that targeted the West Texas Spraberry and Wolfcamp producing intervals. In total, the Company will invest approximately $96 million in these wells that are expected to be in production in the second quarter of 2024. Additional development on these same leasehold blocks and adjacent Company owned blocks is anticipated in the second half of 2024 and in 2025.

In 2023, the Company sold acreage for proceeds of approximately $8 million, and acquired acreage for future development at an expense of $2.3 million. Please see Note 2. Acquisitions and Dispositions of Notes to the Consolidated Financial Statements, included elsewhere in this Report, for details.

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

Well Operations

Our operations are conducted through our principal offices in Houston, Texas, and district offices in Houston and Midland, Texas, and Oklahoma City, Oklahoma. We currently operate 542 wells, including producing, saltwater disposal, injection, and supply wells: 33 through the Houston office, 342 through the Midland office, and 167 through the Oklahoma City office. We own a majority interest in nearly all of our operated wells.

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

To the extent that the Company enters into transportation contracts with pipelines that are subject to FERC regulation, the Company is subject to FERC requirements related to use of such capacity. Any failure on the Company’s part to comply with FERC’s regulations and policies related to pipeline transportation, reporting requirements or other regulations, and any failure to comply with a FERC-related pipeline’s tariff, could result in the imposition of civil and criminal penalties. In addition, any changes in FERC or state regulations or requirements on pipeline transportation may result in increased transportation costs on pipelines that are subject to such regulation, thereby negatively impacting the Company’s profitability.

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

Water Discharges

The Federal Water Pollution Control Act, or the Clean Water Act (the “CWA”), and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States. The discharge of pollutants into regulated waters, including wetland areas, is prohibited, except in accordance with the terms of a permit issued by the EPA, the U.S. Army Corps of Engineers (the “USACE”) or an analogous state agency. In September 2015, the EPA and the USACE issued a final rule outlining federal jurisdictional reach under the CWA over waters of the U.S., including wetlands, which has since been subject to several revisions. In May 2023, the Supreme Court decided Sackett v. EPA, which significantly narrowed the scope of “waters of the United States.” Under Sackett, the word “waters” refers only to “those relatively permanent, standing or continuously flowing bodies of water forming geographic features that are described in ordinary parlance as streams, oceans, rivers, and lakes” and to “wetlands that are as a practical matter indistinguishable from waters of the United States.” In August 2023, the EPA finalized a rule amending the definition of “waters of the United States” to conform with the recent Supreme Court decision in Sackett. However, litigation challenging aspects of the January 2023 definition not addressed by Sackett is ongoing. To the extent future changes expand the scope of the CWA’s jurisdiction, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas. In addition, federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations. We do not expect the costs to comply with the requirements of the CWA to have a material adverse effect on our operations.

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

Given the long-term trend toward increasing regulation, these and future laws and air pollution control and permitting requirements have the potential to delay the development of oil and natural gas projects and increase our costs of development and production, which costs could be significant. We do not believe that compliance with such requirements, however, will have a material adverse effect on our operations.

Regulation of Greenhouse Gas Emissions

In response to findings that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) endanger public health and the environment, the EPA has adopted regulations under existing provisions of the Clean Air Act that, among other things, establish Prevention of Significant Deterioration (“PSD”), construction and Title V operating permit reviews for certain large stationary sources. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards for these emissions. EPA rulemakings related to GHG emissions could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified sources. In addition, the EPA has adopted rules requiring the annual reporting of GHG emissions from certain petroleum and natural gas system sources in the U.S., including, among others, onshore and offshore production facilities, which include certain of our operations. In December 2023, the EPA finalized New Source Performance Standard (“NSPS”) Subpart OOOOb, which seeks to reduce methane and volatile organic compound emissions from the oil and natural gas source category and NSPS Subpart OOOOc, which create, for the first-time, emission guidelines for existing oil and natural gas sources that would be included in individual states’ implementation plans. These standards expand upon previously issued NSPS Subparts OOOO and OOOOa published by the EPA in 2012 and 2016, respectively. In January 2024, the EPA issued a proposed rule implementing a methane fee required under the Inflation Reduction Act of 2022.

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

At the federal level, the EPA has asserted federal regulatory authority pursuant to the Safe Drinking Water Act over certain hydraulic fracturing activities involving the use of diesel fuels and published permitting guidance in February 2014 addressing the performance of such activities. Further, the EPA finalized regulations under the CWA in June 2016 that prohibit wastewater discharges from hydraulic fracturing and certain other natural gas operations to publicly owned wastewater treatment plants. Also, in December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources. The final report concluded that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources under certain limited circumstances. Also, the federal Bureau of Land Management (“BLM”) published a final rule in 2015 that established new or more stringent standards for performing hydraulic fracturing on federal and Indian lands; however, the BLM rescinded the 2015 rule in 2017.

At the state level, several states have adopted or are considering legal requirements that could impose more stringent permitting, disclosure and well construction requirements on hydraulic fracturing activities, or prohibit hydraulic fracturing or high volume hydraulic fracturing altogether. For example, in May 2013, the RRC adopted new rules governing well casing, cementing and other standards for ensuring that hydraulic fracturing operations do not contaminate nearby water resources. Local governments also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of, or prohibiting, drilling or hydraulic fracturing activities. We believe that we follow applicable standard industry practices and legal requirements for groundwater protection in our hydraulic fracturing activities. Nonetheless, if new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we may be required to incur significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development or production activities and perhaps even be precluded from drilling wells.

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

Endangered Species Act and Migratory Birds

The federal Endangered Species Act (“ESA”) and (in some cases) comparable state laws were established to protect endangered and threatened species. Pursuant to the ESA, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species’ habitat. We may conduct operations on oil and natural gas leases in areas where certain species that are listed as threatened or endangered are known to exist and where other species, such as the sage grouse, that potentially could be listed as threatened or endangered under the ESA may exist. The U.S. Fish and Wildlife Service (the “FWS”) may designate critical habitat and suitable habitat areas that it believes are necessary for the survival of a threatened or endangered species. A critical habitat or suitable habitat designation could result in further material restrictions to federal land use and may materially delay or prohibit land access for oil and natural gas development. Moreover, as a result of a 2011 settlement agreement, the FWS was required to make a determination on listing of more than 250 species as endangered or threatened under the FSA by no later than completion of the agency’s 2017 fiscal year. The FWS missed the deadline but reportedly continues to review new species for protected status under the ESA pursuant to the settlement agreement. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act. In 2023, Recently, the FWS proposed that the dunes sagebrush lizard, whose habitat includes portions of the Permian Basin, be listed as endangered under the ESA. The designation as threatened or endangered of previously unprotected species in areas where we operate could cause us to incur increased costs arising from species protection measures or could result in limitations on our development and production activities that could have a material adverse impact on our ability to develop and produce our reserves. If we were to have a portion of our leases designated as critical or suitable habitat, it could adversely impact the value of our leases.

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

Although we have not experienced any material adverse effect from compliance with environmental requirements, there is no assurance that this will continue. We did not have any material capital or other non-recurring expenditures in connection with complying with environmental laws or environmental remediation matters in 2023, nor do we anticipate that such expenditures will be material in 2024.

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

Oil and Gas Industry Considerations

The COVID-19 pandemic resulted in a severe worldwide economic downturn, significantly disrupting the demand for oil throughout the world, and created significant volatility, uncertainty and turmoil in the oil and gas industry. Since mid-2020, while oil prices have improved with demand steadily increasing, worldwide oil inventories, from a historical perspective, remain low. In addition, concerns exist with the ability of OPEC and other oil producing nations to meet forecasted future oil demand growth, with many OPEC countries not able to produce at their OPEC agreed upon quota levels due to their limited capital investments directed towards developing incremental oil supplies over the past few years. Furthermore, sanctions, import bans and price caps on Russia have been implemented by various countries in response to the war in Ukraine, further impacting global oil supply. As a result of these and other oil and gas supply constraints, the world has experienced significant increases in energy costs. In March 2024, OPEC announced a continuation of its 2.2 MMBOPD production cut that started in July 2023 related to the uncertainty surrounding the global economy and future oil demand. As a result of the global supply and demand imbalances experienced in 2023, oil and gas prices remained strong with average NYMEX oil and NYMEX gas prices for the three months ended December 31, 2023 being $78.41 per Bbl and $2.84 per Mcf, respectively, as compared to $82.79 per Bbl and $5.76 per Mcf, respectively, for the same period in 2022. In addition, economic volatility and geopolitical tensions have resulted in global supply chain disruptions, which has led to significant cost inflation. Global oil price levels and inflationary pressures will ultimately depend on various factors that are beyond the Company’s control, such as (i) the ability of OPEC and other oil producing nations to manage the global oil supply, (ii) the impact of sanctions and import bans on production from Russia, (iii) the timing and supply impact of any Iranian sanction relief on their ability to export oil, (iv) the global supply chain constraints associated with manufacturing and distribution delays, (v) oilfield service demand and cost inflation, and (vi) political stability of oil consuming countries and oil producing regions. The Company continues to assess and monitor the impact of these factors and consequences on the Company and its operations.

Major Customers

The Company sells its oil and gas production to a number of direct purchasers under direct contracts or through other operators under joint operating agreements. Listed below are the percent of the Company’s total oil and gas sales made which represented more than 10% of the Company’s oil and gas sales in the year 2023.

Oil Purchasers:
APA Corporation	22%
Crivitas Resources Inc.	20%
Plains All American Inc.	19%
DE IV Operating, LLC.	14%

Gas Purchasers:
APA Corporation	17%
Civitas Resources Inc.	10%

Although there are no long-term purchasing agreements with these purchasers, we believe that they will continue to purchase our oil and gas products and, if not, could be readily replaced by other purchasers.

Employees

At December 31, 2023, we had 115 full time employees, 25 of whom were employed at our principal offices in Houston, Texas, at the offices of Prime Operating Company, Eastern Oil Well Service Company and EOWS Midland Company, and 90 employees who were primarily involved in our district operations in Midland and Carrizo Springs, Texas, Elmore City and Oklahoma City, Oklahoma.

Item 1A.	RISK FACTORS

General Risk Factors

The prices of oil, NGL and gas are highly volatile. A sustained decline in these commodity prices could materially and adversely affect the Company’s business, financial condition and results of operations.

Our revenues, operating results, financial condition and ability to borrow funds or obtain additional capital depend substantially on prevailing prices for natural gas and oil. Lower commodity prices may reduce the amount of natural gas and oil that we can produce economically. Natural gas prices, based on the twelve-month average of the first of the month Henry Hub index price, were $2.637 per MMBTU in 2023 as compared to $6.358 per MMBTU in 2022, and have averaged $2.446 per MMBTU for the first three months of 2024. Oil prices, based on West Texas Intermediate(WTI) Light Sweet Crude first of the month prices, averaged $78.22 per barrel in 2023 as compared to $93.67 per barrel in 2022, and in the first three months of 2024, the first of the month price has averaged $77.48 per barrel.

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

Prices for natural gas and oil are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for natural gas and oil, market uncertainty and a variety of additional factors that are beyond our control. These factors include:

●	the level of consumer product demand;

●	the domestic and foreign supply of natural gas and oil

●	weather conditions and natural disasters;

●	political conditions in natural gas and oil producing regions, including the Middle East, Russia, Africa and South America;

●	actions by the members of the Organization of Petroleum Exporting Countries with respect to oil production levels and announcements of potential changes in such levels;

●	the price levels and quantities of foreign imports to the United States;

●	actions of governmental authorities;

●	the availability, proximity and capacity of gathering, transportation, processing and/or refining facilities in regional or localized areas that may affect the realized price for natural gas and oil;

●	inventory storage levels;

●	the nature and extent of domestic and foreign governmental regulations and taxation, including environmental and climate change regulation;

●	the price, availability and acceptance of alternative fuels;

●	technological advances affecting energy consumption;

●	speculation by investors in oil and natural gas;

●	variations between product prices at sales points and applicable index prices;

●	conservation and environmental protection efforts, including activities by non-governmental organizations to restrict the exploration, development and production of natural gas and oil;

●	overall economic conditions; and

●	global or national health concerns, including the outbreak of pandemic or contagious disease.

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

Concerns over global economic conditions, energy costs, geopolitical issues, inflation, the availability and cost of credit, the European, Asian and the United States financial markets have in the past contributed, and may in the future contribute, to economic uncertainty and diminished expectations for the global economy. In addition, ongoing conflict in Ukraine and the Middle East, the occurrence or threat of terrorist attacks in the United States or other countries and global or national health concerns could adversely affect the global economy. These factors, combined with volatility in commodity prices, business and consumer confidence and unemployment rates, may precipitate an economic slowdown. Concerns about global economic growth may have an adverse impact on global financial markets and commodity prices. If the economic climate in the United States or abroad deteriorates, worldwide demand for petroleum products could diminish, which could impact the price at which we can sell our production, affect the ability of our vendors, suppliers and customers to continue operations and ultimately adversely impact our results of operations, liquidity and financial condition. These factors and the volatile nature of the energy markets make it impossible to predict with any certainty the future prices of natural gas and oil. If natural gas and oil prices decline significantly for a sustained period of time, the lower prices may adversely affect our ability to make planned expenditures, raise additional capital or meet our financial obligations.

Financial difficulties encountered by our oil and natural gas purchasers, third-party operators or other third parties could decrease cash flow from operations and adversely affect our exploration and development activities.

We derive essentially all of our revenues from the sale of our oil, natural gas and NGLs to unaffiliated third-party purchasers, independent marketing companies and midstream companies. Any delays in payments from such purchasers caused by their financial difficulties, including those resulting from continued volatility in both credit and commodity markets, will have an immediate negative effect on our results of operations and cash flows.

Additionally, liquidity and cash flow problems encountered by our working interest co-owners or the third- party operators of our non-operated properties may prevent or delay the drilling of a well or the development of a project. Our working interest co-owners may be unwilling or unable to pay their share of the costs of projects as they become due. In the case of a working interest owner, we could be required to pay the working interest owner’s share of the project costs.

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

Negative public perception regarding us and/or our industry resulting from, among other things, concerns raised by advocacy groups about hydraulic fracturing, oil spills, GHG emissions, climate change or methane emissions and explosions of natural gas transmission lines, may lead to increased regulatory scrutiny, which may, in turn, lead to new state and federal safety and environmental laws, regulations, guidelines and enforcement interpretations. These actions may cause operational delays or restrictions, increased operating costs, additional regulatory burdens and increased risk of litigation. Moreover, governmental authorities exercise considerable discretion in the timing and scope of permit issuance and the public may engage in the permitting process, including through intervention in the courts. Negative public perception could cause the permits we need to conduct our operations to be withheld, delayed, or burdened by requirements that restrict our ability to profitably conduct our business. In addition, investors currently focused on the potential effectives of climate change may elect to shift some or all of their investments into non-fossil fuel energy related investments. Limitation of investments in and financings for fossil fuel energy could restrict the availability of capital, resulting in the restriction, delay, or cancellation of development and production activities.

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

The sale of our natural gas and oil production depends on a number of factors beyond our control, including the availability and capacity of transportation and processing facilities. If there were insufficient capacity available on these facilities, if these facilities were unavailable to the Company or if access to these facilities were to become commercially unreasonable, the price offered for the Company's production could be significantly depressed, or the Company could be forced to shut in some production or delay or discontinue drilling plans and commercial production following a discovery of hydrocarbons while it constructs its own facility or awaits the availability of third party facilities. The Company also relies (and expects to rely in the future) on facilities developed and owned by third parties in order to gather, store, process, transport, fractionate, refine, export and sell its oil, NGL and gas production. The Company's plans to develop and sell production from its oil and gas reserves could be materially and adversely affected by the inability or unwillingness of third parties to provide sufficient gathering, transportation, storage, processing, fractionation, refining or export facilities to the Company, especially in areas of planned expansion where such facilities do not currently exist. Our failure to obtain these services on acceptable terms could materially harm our business.

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

A failure of technology systems, data breach or cyber incident could materially affect our operations.

Our information technology systems may be vulnerable to security breaches, including those involving cyberattacks using viruses, worms or other destructive software, process breakdowns, phishing or other malicious activities, or any combination of the foregoing. Such breaches could result in unauthorized access to information, including customer, employee, or other confidential data. We do not carry insurance against these risks, although we do invest in security technology, perform penetration tests, and design our business processes to attempt to mitigate the risk of such breaches. However, there can be no assurance that security breaches will not occur. Moreover, cyber and other security threats are constantly evolving, thereby making it more difficult to successfully defend against them or to implement adequate preventative measures. The development and maintenance of these measures requires continuous monitoring as technologies change and security measures evolve. We have experienced, and expect to continue to experience, cyber threats and incidents, none of which has been material to us to date. However, a successful breach or attack could have a material negative impact on our operations or business reputation and subject us to consequences such as litigation and direct costs associated with incident response.

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

In addition to the risks presented to our systems and networks, cyber attacks affecting oil and natural gas distribution systems maintained by third parties, or the networks and infrastructure on which they rely, could delay or prevent delivery of our production to markets. Further, cyber attacks on a communications network or power grid could cause operational disruption resulting in loss of revenues. A cyber attack of this nature would be outside our control, but could have a material, adverse effect on our business, financial condition and results of operations.

Risks Related to our Business

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

Our growth is materially dependent upon the success of our drilling program. Drilling for natural gas and oil involves numerous risks, including the risk that no commercially productive natural gas or oil reservoirs will be encountered. The cost of drilling, completing and operating wells is substantial and uncertain, and drilling operations may be curtailed, delayed or cancelled as a result of a variety of factors beyond our control, including:

●	decreases in natural gas and oil prices;

●	unexpected drilling conditions, pressure or irregularities in formations;

●	equipment failures or accidents;

●	adverse weather conditions;

●	loss of title or other title related issues;

●	surface access restrictions;

●	lack of available gathering or processing facilities or delays in the construction thereof;

●	lack of available capacity on interconnecting transmission pipelines;

●	lack of available drilling and production equipment or availability of oil field labor;

●	compliance with, or changes in, governmental requirements and regulation, including with respect to wastewater disposal, discharge of GHGs and fracturing; and

●	shortages or delays in the availability of required goods or services such as drilling rigs or crews, the delivery of equipment and the availability of sufficient water for drilling operations.

Our future drilling activities may not be successful and, if unsuccessful, such failure will have an adverse effect on our future results of operations and financial condition. Our overall drilling success rate or our drilling success rate within a particular geographic area may decline. We may be unable to lease or drill identified or budgeted prospects within our expected time frame, or at all. We may be unable to lease or drill a particular prospect because, in some cases, we identify a prospect or drilling location before seeking an option or lease rights in the prospect or location. Similarly, our drilling schedule may vary from our capital budget. The final determination with respect to the drilling of any scheduled or budgeted wells will be dependent on a number of factors, including:

●	the results of exploration efforts and the acquisition, review and analysis of the seismic data;

●	the availability of sufficient capital resources to us and the other participants for the drilling of the prospects;

●	the approval of the prospects by other participants after additional data has been compiled;

●	economic and industry conditions at the time of drilling, including prevailing and anticipated prices for natural gas and oil and the availability of drilling rigs and crews;

●	our financial resources and results; and

●	the availability of leases and permits on reasonable terms for the prospects.

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

Reserve engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact manner. The process of estimating quantities of proved reserves is complex and inherently uncertain, and the reserve data included in this document are only estimates. The process relies on interpretations of available geologic, geophysical, engineering and production data. As a result, estimates of different engineers may vary. In addition, the extent, quality and reliability of this technical data can vary. The differences in the reserve estimation process are substantially due to the geological conditions in which the wells are drilled. The process also requires certain economic assumptions, some of which are mandated by the SEC, such as natural gas and oil prices. Additional assumptions include drilling and operating expenses, capital expenditures, taxes and availability of funds. The accuracy of a reserve estimate is a function of:

●	the quality and quantity of available data;

●	the interpretation of that data;

●	the accuracy of various mandated economic assumptions; and

●	the judgment of the persons preparing the estimate.

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

Exploration, development and exploitation activities involve numerous risks that may result in dry holes, the failure to produce natural gas and oil in commercial quantities and the inability to fully produce discovered reserves. In addition, there are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves, actual future production rates and associated costs and the assumption of potential liabilities with respect to prospective acquisition targets. Actual results may vary substantially from those assumed in the estimates.

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

Our future growth prospects are dependent upon our ability to identify optimal strategies for our business. In developing our business plan, we considered allocating capital and other resources to various aspects of our businesses including well-development (primarily drilling), reserve acquisitions, exploratory activity, corporate items and other alternatives. We also considered our likely sources of capital. Notwithstanding the determinations made in the development of our 2024 plan, business opportunities not previously identified periodically come to our attention, including possible acquisitions and dispositions. If we fail to identify optimal business strategies, or fail to optimize our capital investment and capital raising opportunities and the use of our other resources in furtherance of our business strategies, our financial condition and growth rate may be adversely affected. Moreover, economic or other circumstances may change from those contemplated by our 2024 plan, and our failure to recognize or respond to those changes may limit our ability to achieve our objectives.

We face a variety of hazards and risks that could cause substantial financial losses.

Our business involves a variety of operating risks, including:

●	blowouts, cratering and explosions;

●	mechanical problems;

●	uncontrolled flows of natural gas, oil or well fluids;

●	formations with abnormal pressures;

●	pollution and other environmental risks; and

●	natural disasters.

Our operation of natural gas gathering and pipeline systems also involves various risks, including the risk of explosions and environmental hazards caused by pipeline leaks and ruptures. Any of these risks could adversely affect our ability to conduct operations or result in substantial losses to the Company due to injury or loss of life, damage to or destruction of wells, production facilities, other property or natural resources, clean-up responsibilities, regulatory investigations and penalties and suspension of operations.

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

The put options used to establish floor prices for a fixed volume of production during a certain time period. They provide for payments from the counterparties if the index price falls below the floor. The swap agreements call for payments to, or receipts from, counterparties based on whether the index price for the period is greater or less than the fixed price established for that period when the swap is put in place. These arrangements limit the benefit to us of increases in prices. In addition, these arrangements expose us to risks of financial loss in a variety of circumstances, including when:

●	a counterparty is unable to satisfy its obligations

●	production is less than expected; or

●	there is an adverse change in the expected differential between the underlying price in the derivative instrument and actual prices received for our production.

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

Legal and Regulatory Risks

Laws and regulations regarding hydraulic fracturing, as well as governmental reviews of such activities, could result in increased costs and additional operating restrictions, delays or cancellations and have a material adverse effect on the Company’s production.

Hydraulic fracturing is a common practice that is used to stimulate production of hydrocarbons from tight formations. The Company conducts hydraulic fracturing in its drilling and completion programs. The process involves the injection of water, sand or other proppants and additives under pressure into targeted subsurface formations to stimulate oil and gas production. The process is typically regulated by state oil and gas commissions or similar agencies, but in recent years, several federal agencies have conducted investigations or asserted regulatory authority over certain aspects of the process. For example, in 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources under certain circumstances. Additionally, the EPA has asserted regulatory authority pursuant to the SDWA’s UIC program over hydraulic fracturing activities involving the use of diesel and has issued guidance covering such activities. Moreover, the EPA has published an Advance Notice of Proposed Rulemaking to collect data on chemicals used in hydraulic fracturing under the Toxic Substances Control Act and has implemented a final rule under the CWA prohibiting the discharge of wastewater from onshore unconventional oil and gas extraction facilities to publicly-owned wastewater treatment plants. Also, the BLM published a final rule in 2015 that established new or more stringent standards for performing hydraulic fracturing on federal and Indian lands. The BLM rescinded the 2015 rule in late 2017; however, new or more stringent regulations may be promulgated in the future.

From time to time, the U.S. Congress has considered adopting legislation intended to provide for federal regulation of hydraulic fracturing and to require disclosure of the additives used in the hydraulic-fracturing process. In addition, certain states, including Texas where the Company operates, have adopted, and other states are considering adopting, regulations that could impose new or more stringent permitting, disclosure, disposal and well-construction requirements on hydraulic-fracturing operations. For example, in April 2019, Colorado passed legislation reforming exploration and production activities by the oil and gas industry in the state including, among other things, revising the mission of the state oil and gas agency from fostering energy development in the state to instead focusing on regulating the industry in a manner that is protective of public health and safety and the environment, as well as authorizing cities and counties to regulate oil and gas operations within their jurisdictions as they do other development. While the Company does not conduct operations in Colorado, passage or enactment of similar legislation in other states in which it does operate could significantly increase the Company’s operating costs and have a significant adverse effect on the Company’s ability to conduct operations. States could elect to prohibit hydraulic fracturing or high volume hydraulic fracturing altogether, following the approach taken by the states of Vermont, Maryland, Washington and New York. Also, local land use restrictions, such as city ordinances, may be adopted to restrict or prohibit drilling in general or hydraulic fracturing in particular. In Texas, legislation was adopted providing that the regulation of oil and gas operations in Texas is under the exclusive jurisdiction of the state and thus preempts local regulation of those operations. Nonetheless, municipalities and political subdivisions in Texas continue to have the right to enact “commercially reasonable” regulations for surface activities.

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

In connection with its operations, the Company must obtain and maintain numerous environmental and oil and gas-related permits, approvals and certificates from various federal, state and local governmental authorities, and may incur substantial costs in doing so. The need to obtain permits has the potential to delay, curtail or cease the development of oil and gas projects. The Company may in the future be charged royalties on gas emissions or required to incur certain capital expenditures for air pollution control equipment or other air emissions related issues. For example, in 2015, the EPA issued a final rule under the CAA lowering the National Ambient Air Quality Standard (“NAAQS”) for ground-level ozone from 75 parts per billion to 70 parts per billion under standards to provide protection of public health and welfare. In subsequent years, the EPA has issued area designations with respect to ground-level ozone and final requirements that apply to state, local and tribal air agencies for implementing the 2015 NAAQS for ground-level ozone. State implementation of the revised NAAQS could, among other things, require installation of new emission controls on some of the Company’s equipment, resulting in longer permitting timelines, and significantly increase the Company’s capital expenditures and operating costs. In another example, the EPA and U.S. Army Corps of Engineers (the “Corps”) released a final rule in 2015 outlining federal jurisdictional reach under the CWA over waters of the U.S., including wetlands, which has since been subject to several revisions. In August 2023, the EPA finalized a rule amending the definition of “waters of the United States” to conform with the recent Supreme Court decision in Sackett v. EPA. However, litigation challenging aspects of the January 2023 definition not addressed by Sackett is ongoing. To the extent that future changes to the definition expand the scope of the CWA’s jurisdiction in areas where the Company conducts operations, the Company could incur (i) delays, restrictions or prohibitions in the issuance of necessary permits, (ii) restrictions or cessations in the development or expansion of projects, or (iii) increases in the Company’s capital expenditures and operating expenses by, for example, requiring installation of new emission controls on some of the Company’s equipment, any one or more of which developments could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, following the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the CAA, the EPA has adopted regulations that, among other things, (i) establish construction and operating permit reviews for GHG emissions from certain large stationary sources, (ii) require the monitoring and annual reporting of GHG emissions from certain petroleum and gas system sources in the United States, (iii) implement CAA emission standards directing the reduction of methane from certain new, modified, or reconstructed facilities in the oil and gas sector, and (iv) together with the DOT, implement GHG emissions limits on vehicles manufactured for operation in the United States. For example, in December 2023, the EPA finalized NSPS Subpart OOOOb, which seeks to reduce methane and volatile organic compound emissions from the oil and natural gas source category and NSPS Subpart OOOOc, which create, for the first-time, emission guidelines for existing oil and natural gas sources that would be included in individual states’ implementation plans. These standards expand upon previously issued NSPS Subparts OOOO and OOOOa published by the EPA in 2012 and 2016, respectively. Additionally, various states, groups of states, and other countries have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, there is a non-binding agreement, the United Nations sponsored “Paris Agreement,” for nations to limit their GHG emissions through individually-determined reduction goals every five years after 2020. The United States withdrew from the Paris Agreement in November 2020 but reentered the agreement in February 2021. In April 2021, the Biden administration announced a new goal to reduce GHG emissions by 50% to 52% economy-wide by 2030 compared to 2005 levels. In August 2022, President Biden signed into law the Inflation Reduction Act, which created a methane emissions reduction program, provided significant funding to reduce emissions of methane from the oil and gas sector, and requires the EPA to impose a charge on certain oil and gas sources.

Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the United States. President Biden and the Democratic Party have identified climate change as a priority, and it is possible that additional executive orders and/or regulatory action targeting GHG emissions, or prohibiting or restricting oil and gas development activities in certain areas, will be proposed and/or promulgated during the Biden Administration. Litigation risks are also increasing, as a number of cities, local governments or other persons have sought to bring suit against oil and gas exploration and production companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to global warming effects, such as rising sea levels, and therefore are responsible for roadway and infrastructure damages, or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors by failing to adequately disclose those impacts.

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

The adoption and implementation of new or more stringent international, federal or state regulations or other regulatory initiatives that impose more stringent standards for GHG emissions from the oil and gas sector or otherwise restrict the areas in which this sector may produce oil and gas or generate GHG emissions could result in increased compliance and consumption costs, and thereby reduce demand for the oil and gas the Company produces. Additionally, political, litigation and financial risks could result in the restriction or cancellation of production activities, incurring liability for infrastructure damages as a result of climate change, or impairing the Company’s ability to continue to operate in an economic manner. Finally, if increasing concentrations of GHGs in the Earth’s atmosphere were to result in significant physical effects, such as increased frequency and severity of storms, floods, droughts and other extreme climatic events, then such effects could have a material adverse effect on the Company’s exploration and production operations.

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

Increasing scrutiny and changing expectations from investors, lenders and other market participants with respect to our Environmental, Social and Governance (“ESG”) policies may impose additional costs on us or expose us to additional risks.

Companies across all industries are facing increasing scrutiny relating to their ESG policies. Investor advocacy groups, certain institutional investors, investment funds, lenders and other market participants are increasingly focused on ESG practices and in recent years have placed increasing importance on the implications and social cost of their investments. The increased focus and activism related to ESG and similar matters may hinder access to capital, as investors and lenders may decide to reallocate capital or not to commit capital as a result of their assessment of a company’s ESG practices. Companies that do not adapt to or comply with investor, lender or other industry shareholder expectations and standards, which are evolving, or which are perceived to have not responded appropriately to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, may suffer from reputational damage and the business, financial condition or stock price of such a company could be materially and adversely affected.

We may face increasing pressures from investors, lenders and other market participants, who are increasingly focused on climate change, to prioritize sustainable energy practices, reduce our carbon footprint and promote sustainability. As a result, we may be required to implement more stringent ESG procedures or standards so that our existing and future investors and lenders remain invested in us and make further investments in us. If we do not meet these standards, our business or our ability to access capital could be harmed.

Additionally, certain investors and lenders have and may continue to exclude companies engaged in exploration and production activity, such as us, from their investing portfolios altogether due to ESG factors. These limitations in both the debt and equity capital markets may affect our ability to grow as our plans for growth may include accessing those markets. If those markets are unavailable, or if we are unable to access alternative means of financing on acceptable terms, or at all, we may be unable to implement our business strategy, which would have a material adverse effect on our financial condition and results of operations and impair our ability to service our indebtedness. At the same time, some stakeholders and regulators have increasingly expressed or pursued opposing views, legislation, and investment expectations with respect to ESG, including the enactment or proposal of “anti-ESG” legislation or policies.

Further, it is likely that we will incur additional costs and require additional resources to monitor, report and comply with wide ranging ESG requirements, including the SEC climate change disclosure rules. Similarly, these policies may negatively impact the ability of our customers to access debt and capital markets. The occurrence of any of the foregoing could have a material adverse effect on our business and financial condition.

Changes to the U.S. federal tax laws could adversely affect our financial position, results of operations and cash flow.

Our future effective tax rates could be adversely affected by changes in tax laws, both domestically and internationally, or the interpretation or application thereof. From time to time, U.S. and foreign tax authorities, including state and local governments consider legislation that could increase our effective tax rate.

The IRA includes a 1% tax on publicly traded corporations on the fair market value of stock repurchased during any taxable year. Such tax applies to the extent such buybacks exceed $1 million during such year, which buyback value may be offset by other stock issuances.

Further, the U.S. Congress has advanced a variety of tax legislation proposals, and while the final form of any legislation is uncertain, the current proposals, if enacted, could have a material effect on our effective tax rate. Additionally, in recent years, lawmakers and the U.S. Department of the Treasury have proposed certain significant changes to U.S. tax laws applicable to oil and gas companies. These changes include, but are not limited to; (i) the repeal of the percentage depletion allowance for oil and gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, and (iii) an extension of the amortization period for certain geological and geophysical expenditures. No accurate prediction can be made as to whether any such legislative changes will be proposed or enacted in the future or, if enacted, what the specific provisions or the effective date of any such legislation would be. This legislation or any future similar changes in U.S. federal income tax laws, as well as any similar changes in state law, could eliminate or postpone certain tax deductions that currently are available with respect to natural gas and oil exploration and production, which could negatively affect our results of operations and financial condition.

Item 1B.	UNRESOLVED STAFF COMMENTS.

We are a smaller reporting company and therefore no response is required pursuant to this Item.

Item 1C.	CYBERSECURITY

As an oil and gas producer, the Company is dependent on digital technology in many areas of its business and operations. Additionally, the Company gathers and safeguards sensitive information as a part of its regular business activities. The Company continually evaluates and integrates new processes, systems and resources to enhance its defenses against cybersecurity threats.

Governance

The Board is responsible for overseeing the Company’s enterprise risk management processes and has delegated oversight of cybersecurity and other information technology risks to the Executive Committee, a standing committee of the Board. The Executive Committee oversees management’s implementation and execution of the Company’s Cybersecurity Program and IRP. The Executive Committee receives in-depth annual reports from the Director of Information Technology (DIT) or Assistant Director of Information Technology (ADIT)detailing relevant cybersecurity risks to the Company and, as necessary, timely periodic updates based on circumstances, regarding any significant cybersecurity incidents or developments. The Executive Committee reports to the Board regarding its activities, including those related to cybersecurity.

At the management level, the Company's cybersecurity governance includes a Cybersecurity Steering Committee which is comprised of a subset of the Company's Executive Committee and other key officers, leaders, and subject matter experts from various disciplines across the Company. The Cybersecurity Steering Committee meets quarterly to receive updates from the DIT and/or ADIT on Company-related cyber risks, monitor compliance with the Company's Cyber Security Program, and to review cybersecurity policies.

The Company’s cybersecurity risk management and strategy processes are managed by the DIT and the ADIT who have 40 and 20 years of work experience, respectively, in various roles involving systems security, operations and compliance. These individuals are informed about and monitor the prevention, detection, mitigation and remediation of cybersecurity incidents through their management of internal information technology personnel and retained third-party personnel involved in the cybersecurity risk management and strategy processes described above, including the operation of the IRP.

Cybersecurity Program Management

The Company has developed and implemented an information security program (the Cybersecurity Program), which includes various processes and controls intended to protect the confidentiality, integrity and availability of the Company's systems and information. We have also implemented an incident response plan (the IRP) that applies in the event of a cybersecurity threat or incident to provide a standardized framework for responding to security incidents. The IRP sets out a coordinated approach to investigating, containing, documenting and mitigating incidents, including reporting findings and keeping senior management and other key stakeholders informed and involved as appropriate.

The Company’s Cybersecurity Program and incident response processes were primarily designed and assessed to align with the cybersecurity framework published by the National Institute of Standards and Technology. In addition to our internal cybersecurity capabilities, the Company retains or engages various third-parties in connection with design, implementation and monitoring of certain cybersecurity-related processes and controls.

Key aspects of the Company’s Cybersecurity Program include:

■	Risk assessments designed to help identify material cybersecurity risks to critical systems and the company-wide information technology environment;
■	Continuous monitoring of Company systems and conducting periodic penetration tests;
■	An IRP that includes procedures for responding to cybersecurity incidents;
■

Required cybersecurity trainings for employees, incident response personnel, and management related to physical security of assets, data privacy and other information security policies and procedures; and

■	A third-party risk management process for its service providers, suppliers, vendors and other business associates.

The Cybersecurity Program is integrated into the Company’s overall enterprise risk management process and shares common methodologies, reporting channels, and governance processes that apply across the enterprise risk management process to other legal, compliance, strategic, operational, and financial risk areas. Cyber risks identified in the overall enterprise risk management process are reviewed annually by the Executive Committee.

Risks from Cybersecurity Threat

As of the date of this Annual Report on Form 10-K, the Company has not identified any cybersecurity incidents, including any prior cybersecurity incidents, that have materially affected the Company's operations, business strategy, results of operations and cash flows. The Company faces various ongoing risks from cybersecurity threats that, if realized, are reasonably likely to lead to losses of sensitive information, critical infrastructure or capabilities essential to the Company's operations and could have a material adverse effect on the Company's reputation, financial position, results of operations and cash flows. See "Item 1A. Risk Factors - The Company's business could be materially and adversely affected by security threats, including cybersecurity threats, and other disruptions" for additional information.

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

The following table sets forth the exploratory and development drilling experience with respect to wells in which we participated during the three years ended December 31, 2023.

	2023		2022		2021
	Gross	Net	Gross	Net	Gross	Net
Exploratory:
Oil	—	—	—	—	—	—
Gas	—	—	—	—	—	—
Dry	—	—	—	—	—	—
Development:
Oil	35	8.37	8	0.76	13	4.73
Gas	—	—	—	—	—	—
Dry	—	—	—	—	—	—
Total:
Oil	35	8.37	8	0.76	13	4.73
Gas	—	—	—	—	—	—
Dry	—	—	—	—	—	—

	35	8.37	8	0.76	13	4.73

Oil and Gas Production

As of December 31, 2023, we had ownership interest in the following number of gross and net producing oil and gas wells(1).

	Gross	Net
Producing Oil Wells(1)	898	400
Producing Gas Wells(1)	220	33

(1)	A gross well is a well in which a working interest is owned. A net well is the sum of the fractional working interests owned in gross wells.

The following table shows our net production of oil, NGL and natural gas for each of the three years ended December 31, 2023. “Net” production is net after royalty interests of others are deducted and is determined by multiplying the gross production volume of properties in which we have an interest by the percentage of the leasehold, mineral or royalty interest owned by us.

	2023	2022	2021
Oil (barrels)	1,144,000	939,000	738,000
NGL (barrels)	606,000	417,000	416,000
Gas (Mcf)	4,127,000	3,325,000	3,236,000

The following table sets forth our average sales prices together with our average production costs per unit of production for the three years ended December 31, 2023.

	2023	2022	2021
Average sales price per barrel of oil	$76.84	$96.70	$68.39
Average sales price per barrel of NGL	$19.64	$35.70	$26.97
Average sales price per Mcf of natural gas	$1.93	$5.54	$3.53
Average production costs per net equivalent barrel of oil(1)	$12.98	$16.07	$13.76

(1)	Net equivalent barrels are computed at a rate of 6 Mcf per barrel and costs exclude production taxes.

Average oil, NGL and gas prices received including the impact of derivatives were:

	2023	2022	2021
Average sales price per barrel of oil	$76.33	$87.77	$64.04
Average sales price per barrel of NGL	$19.64	$35.70	$26.97
Average sales price per Mcf of natural gas	$1.93	$4.44	$2.97

Acreage

The following table sets forth the approximate gross and net undeveloped acreage in which we have leasehold and mineral interests as of December 31, 2023. “Undeveloped acreage” is acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves.

	Developed		Undeveloped		Total
	Gross	Net	Gross	Net	Gross	Net
Leasehold acreage	84,668	24,725	—	—	84,668	24,725
Mineral fee acreage	1,640	117	19,257	417	20,897	534
Total	86,308	24,842	19,257	417	105,565	25,259

Total Net Undeveloped Acreage Expiration

In the event that production is not established, or we take no action to extend or renew the terms of our leases, our net undeveloped acreage that will expire over the next three years, as of December 31, 2023, is zero acres for the year ending December 31, 2024, zero in 2025, and zero acres in 2026.

Reserves

All of our interests in proved developed and undeveloped oil and gas properties have been evaluated by Ryder Scott Company, L.P. for each of the three years ended December 31, 2023. The professional qualifications of the technical persons primarily responsible for overseeing the preparation of the reserve estimates can be found in Exhibit 99.1, the Ryder Scott Company, L.P. Report on Registrant’s Reserves Estimates. In matters related to the preparation of our reserve estimates, our district managers report to the Engineering Data manager, who maintains oversight and compliance responsibility for the internal reserve estimate process and provides oversight for the annual preparation of reserve estimates of 100% of our year-end reserves by our independent third-party engineers, Ryder Scott Company, L.P. The members of our districts consist of degreed engineers and geologists with over twenty-five years of industry experience and between ten and twenty-five years of experience managing our reserves. Our Engineering Data manager, the technical person primarily responsible for overseeing the preparation of reserves estimates, has over thirty years of experience, holds a Bachelor degree in Geology and an MBA in finance and is a member of the Society of Petroleum Engineers and American Association of Petroleum Geologist. See Part II, Item 8 “Financial Statements and Supplementary Data”, for additional discussions regarding proved reserves and their related cash flows. All of our reserves are located within the continental United States. The following table summarizes our oil and gas reserves at each of the respective dates:

	Reserve Category
	Proved Developed				Proved Undeveloped				Total
As of December 31,	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf)	Total (MBoe)	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf)	Total (MBoe)	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf)	Total (MBoe)
2021	5,386	2,882	23,902	12,252	—	—	—	—	5,386	2,882	23,902	12,252
2022	4,143	2,497	22,277	10,353	3,028	1,833	9,030	6,366	7,171	4,330	31,307	16,719
2023	5,757	3,676	24,749	13,558	6,254	5,156	24,470	15,488	12,011	8,832	49,219	29,046

(a)

In computing total reserves on a barrels of oil equivalent (Boe) basis, gas is converted to oil based on its relative energy content at the rate of six Mcf of gas to one barrel of oil and NGLs are converted based upon volume; one barrel of natural gas liquids equals one barrel of oil.

During 2021, in West Texas, we participated with Apache in the drilling of three additional horizontals on the Kashmir Tract in Upton County, Texas and completed these three wells in September of 2021 along with six other wells drilled in 2020 on the same lease that were drilled but uncompleted at year-end. The Company has an average of 47.8% interest in these nine wells and invested approximately $30 million in these horizontal wells. Also in 2021, the Company participated with Ovintiv Mid-Continent for 11.25% interest in four two-mile horizontal wells in Canadian County, Oklahoma. Twelve of these thirteen horizontal wells were successfully completed and placed into production in the fourth quarter of 2021. One of the Ovintiv wells had a casing leak issue and has been temporarily abandoned. The Company invested approximately $32 million in these thirteen wells. In addition, in 2021, the Company added minor reserves through over-riding royalty interest in two wells drilling and completed in Grady County, Oklahoma.

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

In the fourth quarter of 2022, we began participation in the drilling of 20 horizontal wells located in West Texas operated by three different operators. In Martin County, we participated with ConocoPhillips in five 2.5-mile-long horizontal wells in which the Company has 20.83% interest and had capital investment of $12.1 million. In Reagan County, we participated with Hibernia Energy III (now Civitas Resources) in 10 two-mile horizontals with 25% interest and an investment of approximately $25.6 million. Also in Reagan County, we participated with Double Eagle (DE IV) in five two-mile-long horizontals with nearly 50% interest, carrying a net capital outlay of $23.4 million. All twenty of these West Texas wells were completed and online in the second quarter of 2023.

At year-end 2022, the Company had 6,366 Mboe of proved undeveloped reserves attributable to the 25 horizontal wells described above.

In 2023, the Company participated with five operators in the drilling and completion of 35 horizontal wells: 32 of these are located in West Texas and three are located in Oklahoma. In total, including the cost of facilities, the Company invested approximately $91 million, 99% of which is attributable to the wells in West Texas where we have been drilling horizontal wells targeting various proven pay intervals in the Wolfcamp and Spraberry formations. At December 31, 2023, we had 12 wells completed but not producing that were all brought into production in January of 2024. These 12 wells account for 1,278 MBOE of proved developed reserves at year-end. In addition, as of December 31, 2023, the Company was in the process of drilling and completing 34 wells in West Texas, 28 of which are considered proved undeveloped, and six of which are considered probable undeveloped. The year-end reserve report includes only proved reserves, therefore expected reserves from the six probable undeveloped wells are not included in the reserve report.

At year-end 2023, the Company had 15,489 MBOE of proved undeveloped reserves that are attributable to 52 undeveloped wells, 28 of which were in the process of being drilled or completed at year-end.

The estimated future net revenue (using current prices and costs as of those dates) and the present value of future net revenue (at a 10% discount for estimated timing of cash flow) for our proved developed and proved undeveloped oil and gas reserves at the end of each of the three years ended December 31, 2023, are summarized as follows (in thousands of dollars):

	Proved Developed		Proved Undeveloped		Total
As of December 31,	Future Net Revenue	Present Value 10 Of Future Net Revenue	Future Net Revenue	Present Value 10 Of Future Net Revenue	Future Net Revenue	Present Value 10 Of Future Net Revenue	Present Value 10 Of Future Income Taxes	Standardized Measure of Discounted Cash flow
2021	$275,227	$171,906	$—	$—	$275,227	$171,906	$36,100	$135,806
2022	$320,146	$192,688	$200,790	$118,081	$520,936	$310,769	$66,233	$244,536
2023	$314,415	$213,281	$253,959	$138,679	$568,374	$351,960	$73,912	$278,048

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

Natural gas prices, based on the twelve-month average of the first of the month Henry Hub index price, were $2.64 per MMBtu in 2023 as compared to $6.36 per MMBtu in 2022 and $3.60 per MMBtu in 2021. Oil prices, based on the West Texas Intermediate (WTI) Light Sweet Crude first of the month average spot price, were $78.22 per barrel in 2023 as compared to $93.67 per barrel in 2022, and $66.56 per barrel in 2021. Since January 1, 2023, we have not filed any estimates of our oil and gas reserves with, nor were any such estimates included in any reports to, any federal authority or agency, other than the Securities and Exchange Commission.

District Information

The following table represents certain reserves and well information as of December 31, 2023.

	Gulf Coast	Mid- Continent	West Texas	Other	Total
Proved Reserves as of December 31, 2023 (MBoe)
Developed	563	2,210	10,778	7	13,558
Undeveloped	—	—	15,488	—	15,488
Total	563	2,210	26,266	7	29,046

Average Net Daily Production (Boe per day)	173	831	6,172	4	7,181
Gross Productive Wells (Working Interest and ORRI Wells)	114	511	647	222	1,494
Gross Productive Wells (Working Interest Only)	72	361	541	144	1,118
Net Productive Wells (Working Interest Only)	21	132	275	5	433
Gross Operated Productive Wells	28	128	334	—	490
Gross Operated Water Disposal, Injection and Supply wells	5	39	8	—	52

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

Gulf Coast Region

Our development, exploitation, exploration and production activities in the Gulf Coast region are primarily concentrated in southeast Texas. This region is managed from our office in Houston, Texas. Principal producing intervals are in the Wilcox, San Miguel, Olmos, and Yegua formations at depths ranging from 3,000 to 12,500 feet. We had 114 producing wells (21 net) in the Gulf Coast region as of December 31, 2023, of which 28 wells are operated by us. Average net daily production in our Gulf Coast Region at year-end 2023 was 173 Boe. At December 31, 2023, we had 563 MBoe of proved reserves in the Gulf Coast region, which represented 2% of our total proved reserves. We maintain an acreage position of over 7,468 gross (4,699 net) acres in this region, primarily in Colorado, Newton, and Polk counties. We operate a field service group in this region from a field office in Carrizo Springs, Texas utilizing two workover rigs, twenty water transport trucks, two hot-oil trucks, a cement truck, and two saltwater disposal wells to provide oil field services for third-party operators in South Texas. As of March 31, 2024, the Gulf Coast region has no operated wells in the process of being drilled, no waterfloods in the process of being installed and no other related activities of material importance.

Mid-Continent Region

Our Mid-Continent activities are concentrated in central Oklahoma. This region is managed from our office in Oklahoma City, Oklahoma. As of December 31, 2023, we had 511 producing wells (132 net) in the Mid-Continent area, of which 128 wells are operated by us. Principal producing intervals are in the Robberson, Avant, Skinner, Sycamore, Bromide, McLish, Hunton, Mississippian, Oswego, Red Fork, and Chester formations at depths ranging from 1,100 to 10,500 feet. Average net daily production in our Mid-Continent Region in 2023 was 831 Boe. At December 31, 2023, we had 2,210 MBoe of proved reserves in the Mid-Continent area, representing 8% of our total proved reserves. We maintain an acreage position of approximately 46,960 gross (10,137 net) acres in this region, primarily in Canadian, Kingfisher, Grant, Major, and Garvin counties. Our Mid-Continent region is actively participating with third-party operators in the horizontal development of lands that include Company owned interest in several counties in the Stack and Scoop plays of Oklahoma where drilling is primarily targeting reservoirs of the Mississippian, and Woodford formations.

West Texas Region

Our West Texas activities are concentrated in the Permian Basin in Texas and New Mexico. The oil and gas in this basin are produced primarily from five intervals; the Upper and Lower Spraberry, the Wolfcamp, the Strawn, and the Atoka, at depths ranging from 6,700 feet to 11,300 feet. This region is managed from our office in Midland, Texas. As of December 31, 2023, we had 647 wells (275 net) in the West Texas area, of which 334 wells are operated by us. Principal producing intervals are in the Spraberry, Wolfcamp, and San Andres formations at depths ranging from 4,200 to 12,500 feet. Average net daily production in Our West Texas Region at year-end 2023 was 6,172 Boe. At December 31, 2023, we had 26,267 MBoe of proved reserves in the West Texas area, or 90% of our total proved reserves. We maintain an acreage position of approximately 16,407 gross (9,341 net) acres in the Permian Basin in West Texas, primarily in Reagan, Upton, Martin and Midland counties and believe this acreage has significant resource potential for horizontal drilling in the Spraberry, Jo Mill, and Wolfcamp intervals. We operate a field service group in this region utilizing nine workover rigs, three hot oiler trucks, and one kill truck. Oil field support is provided for drilling and workover operations both to third-party operators as well as for our own operated wells and locations.

As of March 31, 2024, the Company was participating in the drilling or completion of 34 horizontal wells in Reagan County, Texas with an average of 39% interest in 14 wells, 8.3% in 12 wells, 50% in six wells and less than 1% in two wells. Combined, we expect to spend approximately $80 million in these horizontals and their associated facilities. Twenty-eight of these 34 wells and their forecast reserves are included in the 2023 year-end reserve report as proved undeveloped, whereas the reserves of six wells are considered probable undeveloped and not included in the reserve report. Additionally, we have 12 horizontals slated to begin drilling in the second quarter of 2024 and be on production in the third quarter.

In 2024, we expect to complete 54 new horizontal wells, investing approximately $140 million. We are also preparing to invest approximately $95 million in another 23 horizontal wells to be drilled and completed in 2025. In addition, we have identified 28 horizontal locations for future development in West Texas that we anticipate to be drilled in the 2026-2027 timeframe and would require a net investment of approximately $67 million.

Item 3.	LEGAL PROCEEDINGS.

In the ordinary course of conducting our business, we become involved in litigation and other claims from private party actions, as well as judicial and administrative proceedings involving governmental authorities at the federal, state, and local levels. While the outcome of litigation or other proceedings against us cannot be predicted with certainty, management does not expect that any loss resulting from such litigation or other proceedings, in excess of any amounts accrued or covered by insurance, will have a material adverse impact on our consolidated financial statements.

Item 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II—OTHER INFORMATION

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed and principally traded on the Nasdaq Stock Market under the ticker symbol “PNRG”.

As of April 4, 2024 there were 200 registered holders of the common stock.

We have not paid any dividends during the three most recent fiscal years or any subsequent interim period, and we do not intend to pay any cash dividends in the foreseeable future. Provisions of our line of credit agreement restrict our ability to pay dividends. Such dividends may be declared out of funds legally available therefore, when and as declared by our Board of Directors.

Issuer Sales and Purchases of Equity Securities

There were no sales of equity securities by the Company during the period covered by this report. The following table details the Company’s purchases of shares for the three months ended December 31, 2023.

2023 Month	Total Number of Shares Purchased	Average Price Paid per share	Maximum Number of Shares That May Yet Be Purchased Under The Program at Month-End (1)
October	7,000	$110.43	275,044
November	1,000	$107.39	274,044
December	400	$109.35	273,644
Total/Average	8,400	$100.02

(1)         In December 1993, we announced that the Board of Directors authorized a stock repurchase program whereby we may purchase outstanding shares of the common stock from time-to-time, in open market transactions or negotiated sales. On October 31, 2012, June 13, 2018 and June 7, 2023, the Board of Directors of the Company approved an additional 500,000, 200,000 and 300,000 shares respectively, of the Company’s stock to be included in the stock repurchase program. A total of 4,000,000 shares have been authorized to date under this program. Through December 31, 2023, a total of 3,726,356 shares have been repurchased under this program for $89,987,612 at an average price of $24.15 per share. The stock repurchase program has no specific term. Additional purchases of shares may occur as market conditions warrant. We expect future purchases will be funded with internally generated cash flow or from working capital.

` PART II—OTHER INFORMATION

`

Item 6.	RESERVED

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our primary sources of liquidity are cash generated from our operations, through our producing oil and gas properties, field services business and sales of acreage, and available capacity under our revolving credit facility.

Net cash provided by operating activities for the year ended December 31, 2023 was $109.0 million compared to $33.1 million in the prior year. Excluding the effects of significant unforeseen expenses or other income, our cash flow from operations fluctuates primarily because of variations in oil and gas production and prices or changes in working capital accounts. Our oil and gas production will vary based on actual well performance but may be curtailed due to factors beyond our control.

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

Maintaining a strong balance sheet and ample liquidity are key components of our business strategy. For 2024, we will continue our focus on preserving financial flexibility and liquidity as we manage the risks facing our industry. Our 2024 capital budget is reflective of commodity prices and has been established based on an expectation of available cash flows, with any cash flow deficiencies expected to be funded by borrowings under our revolving credit facility. As we have done historically to preserve or enhance liquidity, we may adjust our capital program throughout the year, divest assets, or enter into strategic joint ventures.

The Company maintains a Credit Agreement with a maturity date of June 1, 2026, providing for a credit facility totaling $300 million, with a borrowing base of $85 million. As of March 31, 2024, the Company had $4 million in outstanding borrowings and $81 million in availability under this facility. The bank reviews the borrowing base semi-annually and, at its discretion, may decrease or propose an increase to the borrowing base relative to a re-determined estimate of proved oil and gas reserves. The next borrowing base review is scheduled for May 2024. Our oil and gas properties are pledged as collateral for the line of credit and we are subject to certain financial and operational covenants defined in the agreement. We are currently in compliance with these covenants and expect to be in compliance over the next twelve months. If we do not comply with these covenants on a continuing basis, the lenders have the right to refuse to advance additional funds under the facility and/or declare all principal and interest immediately due and payable. Our borrowing base may decrease as a result of lower natural gas or oil prices, operating difficulties, declines in reserves, lending requirements or regulations, the issuance of new indebtedness or for other reasons set forth in our revolving credit agreement. In the event of a decrease in our borrowing base due to declines in commodity prices or otherwise, our ability to borrow under our revolving credit facility may be limited and we could be required to repay any indebtedness in excess of the re-determined borrowing base.

Our credit agreement requires us to hedge a portion of our production as forecasted for the PDP reserves included in our borrowing base review engineering reports. The credit agreement requires that as of the last day of any fiscal quarter, if the borrowing base utilization percentage on such a date is less than the 15%, then the borrower shall not be required to enter into any swap agreements. As of the quarter ended December 31, 2023, the Company had no outstanding borrowings. Accordingly, the Company had no swap agreements in place for oil and natural gas.

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

In 2023, including 20 wells spud in the fourth quarter of 2023, the Company participated with five operators in 35 wells: 32 of these are located in West Texas and three are located in Oklahoma. The Company invested approximately $91 million in these wells, including in their production facilities, almost all attributable to wells drilled and completed in West Texas where we are focused on horizontal development of various proven pay intervals in the Wolfcamp and Spraberry formations. On December 31, 2023, we had 12 wells completed that were all brought into production in January of 2024. In addition to $7.9 million of the $91 million invested in these wells in 2023, the Company had an additional $15.5 million investment in these 12 wells. Also at year-end 2023, the Company was in the process of drilling and completing 34 wells in West Texas that carry an expense of $80.6 million, and planning for a 50% participation in an additional 12 wells to be drilled in 2024 that will require an investment of approximately $43 million. In total, the Company expects to invest $140 million in 54 wells in 2024 and, in 2025, to invest $95 million in an additional 23 wells in West Texas.

During 2023, to supplement cash flow and finance our future drilling programs, the Company sold 368 net mineral acres as well as 7.8 surface acres in Midland County, Texas receiving gross proceeds of $436,050 and recognizing a gain of $47,000.

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

In the fourth quarter of 2023, the Company sold 136 surface acres in Oklahoma for net proceeds of $306,000 and in Midland Texas sold 9.35 net acres for proceeds of $280,423.

Proceeds from these sales in 2023, along with our cash flow, were used to eliminate the Company’s outstanding bank debt as of March 31, 2023. As noted above, as of March 31, 2024, the Company had $4 million outstanding borrowings and $81 million in availability under this facility.

The majority of our capital spending is discretionary, and the ultimate level of expenditures will be dependent on our assessment of the oil and gas business environment, the number and quality of oil and gas prospects available, the market for oilfield services, and oil and gas business opportunities in general.

The Company has a stock repurchase program in place, spending under this program in 2023 and 2022 was $7.5 million and $7.4 million, respectively. The Company expects continued spending under the stock repurchase program in 2024.

Results of Operations

2023 and 2022 Compared

We reported a net income of $28.1 million for 2023, or $15.19 per share, compared to $48.7 million, or $24.91 per share for 2022. The current year net income reflects production increases offset by commodity price decreases. The significant components of income and expense are discussed below.

Oil, NGL and gas sales decreased $16.4 million, or 13.19% to $107.7 million for the year ended December 31, 2023 from $124.1 million for the year ended December 31, 2022. Crude oil, NGL and natural gas sales vary due to changes in volumes of production sold and realized commodity prices. Our realized prices at the well head decreased an average of $19.86 per barrel, or 20.54% on crude oil, decreased an average of $16.06 per barrel, or 44.99% on NGL and decreased $3.62 per Mcf, or 65.34% on natural gas during 2023 as compared to 2022.

Our crude oil production increased by 205,000 barrels, or 21.83% to 1,144,000 barrels for the year ended December 31, 2023 from 939,000 barrels for the year ended December 31, 2022. Our NGL production increased by 189,000 or 45.32% to 606,000 for the year ended December 31, 2023 from 417,000 barrels for the year ended December 31, 2022. Our natural gas production increased by 802 MMcf, or 24.12% to 4,127 MMcf for the year ended December 31, 2023 from 3,325 MMcf for the year ended December 31, 2022. The changes in crude oil, NGL and natural gas production volumes are a result of new wells placed in production offset by the natural decline of existing properties.

The following table summarizes the primary components of production volumes and average sales prices realized for the years ended December 31, 2023 and 2022 (excluding realized gains and losses from derivatives).

	Years ended December 31,		Increase /	Increase /
	2023	2022	(Decrease)	(Decrease)
Barrels of Oil Produced	1,144,000	939,000	205,000	21.83%
Average Price Received	$76.84	$96.70	$(19.86)	(20.54)%
Oil Revenue (In 000’s)	$87,906	$90,803	$(2,897)	(3.19)%
Mcf of Gas Sold	4,127,000	3,325,000	802,000	24.12%
Average Price Received	$1.92	$5.54	$(3.62)	(65.34)%
Gas Revenue (In 000’s)	$7,935	$18,428	$(10,493)	(56.94)%
Barrels of Natural Gas Liquids Sold	606,000	417,000	189,000	45.32%
Average Price Received	$19.64	$35.70	$(16.06)	(44.99)%
Natural Gas Liquids Revenue (In 000’s)	$11,901	$14,887	$(2,986)	(20.06)%
Total Oil & Gas Revenue (In 000’s)	$107,742	$124,118	$(16,376)	(13.19)%

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

The following table summarizes the results of our derivative instruments for the years ended December 2023 and 2022:

	Years ended December 31,
	2023	2022
Oil derivatives - realized gains (losses)	$179	$(12,101)
Oil derivatives – unrealized gains	--	3,713
Total gains (losses) on oil derivatives	$179	$(8,388)
Natural gas derivatives – realized gains (losses)	235	(4,543)
Natural gas derivatives – unrealized gains	--	892
Total gains (losses) on natural gas derivatives	$235	$(3,651)
Total gains (losses) on oil and natural gas	$414	$(12,039)

Prices received for the years ended December 31, 2023 and 2022, respectively, including the impact of derivatives were:

	2023	2022	Increase / (Decrease)	Increase / (Decrease)
Oil Price	$76.33	$87.77	$(11.44)	(13.03)%
Gas Price	$1.93	$4.44	$(2.51)	(56.53)%
NGL Price	$19.64	$35.70	$(16.06)	(44.99)%

Oil and gas production expense increased $1.0 million, or 4.0% to 3.11% for the year ended December 31, 2023 from $31.7 million for the year ended December 31, 2022. These changes reflect the cost savings related to wells that have been plugged offset by rising service costs and additional costs related to the new wells that have been placed on production.

Field service income increased $2.4 million or 18.5% to $15.4 million for the year ended December 31, 2023 from $13.0 million for the year ended December 31, 2022. Workover rig services, hot oil treatments, saltwater hauling and disposal represent the bulk of our field service operations. These changes reflect the variance in equipment utilization and service rates during these periods.

Field service expense increased $0.6 million, or 5.4% to $11.7 million for the year ended December 31, 2023 from $11.1 million for the year ended December 31, 2022. Field service expenses primarily consist of wages and vehicle operating expenses. The changes reflect the variance in equipment utilization during the periods represented.

Depreciation, depletion, and amortization increased $3.6 million, or 13.1% to $31 million for the year ended December 31, 2023 from $27.4 million for the year ended December 31, 2022. The DD&A expense is primarily attributable to our properties in West Texas and Oklahoma, reflecting the addition of new properties offset by the declining cost basis of existing properties.

General and administrative expense decreased $4.6 million, or 22.7% to $15.6 million for the year ended December 31, 2023 from $20.2 million for the year ended December 31, 2021. These changes are primarily related to employee compensation and benefits.

Gain on sale and exchange of assets of $8.9 million for the year ended December 31, 2023 consists of sales of net mineral and surface acres in various locations in Texas and Oklahoma. The $31.8 million for the year ended December 31, 2022 consists principally of sales of deep rights in undeveloped acreage in West Texas.

Interest expense decreased $0.4 million, or 41.0% to $0.5 million for the year ended December 31, 2023 from $0.9 million for the year ended December 31, 2022. This decrease reflects the increase in rates combined with reduced borrowings under our revolving credit agreement

Tax expense of $6.1 million and $10.3 million were recorded for the years ended December 31, 2023 and 2022, respectively. The change in our income tax provision was primarily due to the decrease in pre-tax income for the year ended December 31, 2023.

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

Members of our management, including our chief executive officer and chief financial officer, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of December 31, 2023 the end of the period covered by this Report. Based upon that evaluation, these officers concluded that our disclosure controls and procedures were effective as of December 31, 2023.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

As a result of this assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

There have been no changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	OTHER INFORMATION.

None.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information relating to the Company’s Directors, nominees for Directors and executive officers will be included in the Company’s definitive proxy statement relating the Company’s Annual Meeting of Stockholders to be held in June 5, 2024, and which is incorporated herein by reference.

Code of Conduct and Ethics

We have adopted a Code of Business Ethics and Conduct (the “Code”) that applies to all officers and employees. The Code is publicly available under the governance tab of our website at www.primeenergy.com. Any amendments to, or waivers of, the Code with respect to our principal executive officer, principal financial officer or principal accounting officer or controller, or persons performing similar functions, will be disclosed on our website within four business days following the date of the amendment or waiver. Copies of the Code may also be requested in print by writing to PrimeEnergy Resources Corporation, 9821 Katy Freeway, Suite 1050, Houston, TX 77024.

Item 11.	EXECUTIVE COMPENSATION.

Information relating to executive compensation will be included in the Company’s definitive proxy statement relating to the Company’s Annual Meeting of Stockholders to be held in June 5, 2024, and which is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information relating to security ownership of certain beneficial owners and management will be included in the Company’s definitive proxy statement relating to the Company’s Annual Meeting of Stockholders to be held in June 5, 2024, and which is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information relating to certain transactions by Directors and executive officers of the Company will be included in the Company’s definitive proxy statement relating to the Company’s Annual Meeting of Stockholders to be held in June 5, 2024, and which is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information relating to principal accountant fees and services will be included in the Company’s definitive proxy statement relating to the Company’s Annual Meeting of Stockholders to be held in June 5, 2024, and which is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this Report:

1.	Financial statements (Index to Consolidated Financial Statements at page F-1 of this Report)

2.

Financial Statement Schedules - All Financial Statement Schedules have been omitted because the required information is included in the Consolidated Financial Statements or the notes thereto, or because it is not required.

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

4.1	PrimeEnergy Resources Corporation Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, filed herewith.

10.18	Composite copy of Non-Statutory Option Agreements (Incorporated by reference to Exhibit 10.18 of PrimeEnergy Resources Corporation Form 10-K for the year ended December 31, 2004).

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

10.22.6.1

FIRST AMENDMENT TO FOURTH AMENDED AND RESTATED CREDIT AGREEMENT, dated as of October  31, 2022 (the “First Amendment Effective Date”), is among PRIMEENERGY RESOURCES CORPORATION, a Delaware corporation (the “Borrower”), CITIBANK, N.A., as administrative agent (in such capacity, the “Administrative Agent”) and as Issuing Bank, each Guarantor party hereto and the financial institutions party hereto as Lenders and incorporated by reference.

10.22.6.2

Second Amendment to Fourth Amended and Restated Credit Agreement, dated as of February 9, 2024, among PrimeEnergy Resources Corporation, Citibank, N.A., as administrative agent, the guarantors and the lenders party thereto (filed as exhibit 10.22.6.2) of PrimeEnergy Resources Corporation Form 8-K on February 13, 2024, and incorporated by reference.

21	Subsidiaries (filed herewith).

23	Consent of Ryder Scott Company, L.P. (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

97.1	PrimeEnergy Resources Corporation Compensation Recoupment (CLAWBACK) Policy, (filed herewith).

99.1	Summary Reserve Report dated March 7, 2023, of Ryder Scott Company, L.P. (filed herewith).

101.INS	Inline XBRL (eXtensible Business Reporting Language) Instance Document (filed herewith)

101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Item 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of April, 2024.

PrimeEnergy Resources Corporation

By:	/s/ Charles E. Drimal, Jr.
Charles E. Drimal, Jr.
Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 8th, day of April, 2024.

/s/ Charles E. Drimal, Jr.	Chairman, Chief Executive Officer and President;
Charles E. Drimal, Jr.	The Principal Executive Officer

/s/ Beverly A. Cummings	Director, Executive Vice President and Treasurer;
Beverly A. Cummings	The Principal Financial Officer

/s/ Clint Hurt	Director	/s/ Thomas S. T. Gimbel	Director
Clint Hurt		Thomas S. T. Gimbel

/s/ H. Gifford Fong	Director
H. Gifford Fong

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Financial Statements
Consolidated Balance Sheets – As of December 31, 2023 and 2022	F-4
Consolidated Statements of Income – For the years ended December 31, 2023 and 2022	F-5
Consolidated Statements of Equity – For the years ended December 31, 2023 and 2022	F-6
Consolidated Statements of Cash Flows – For the years ended December 31, 2023 and 2022	F-7
Notes to Consolidated Financial Statements	F-8
Supplementary Information:
Capitalized Costs Relating to Oil and Gas Producing Activities, years ended December 31, 2023 and 2022	F-19
Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities, years ended December 31, 2023 and 2022	F-19
Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves, years ended December 31, 2023 and 2022	F-19
Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves, years ended December 31, 2023 and 2022	F-20
Reserve Quantity Information, years ended December 31, 2023 and 2022	F-21
Results of Operations from Oil and Gas Producing Activities, years ended December 31, 2023 and 2022	F-21
Notes to Supplementary Information	F-22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

PrimeEnergy Resources Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PrimeEnergy Resources Corporation and Subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, equity and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Depreciation, Depletion and Amortization of Oil and Gas Properties

Critical Audit Matter Description

At December 31, 2023, the carrying value of the Company’s oil and gas properties was $252.9 million, and depreciation, depletion and amortization (“DD&A”) expense was $31.0 million for the year then ended. As described in Note 1, under the successful efforts method of accounting, capitalized costs of proved properties are depleted using the units of production method based on proved reserves, as estimated by independent petroleum engineers. Proved reserve estimates are impacted by various inputs, including historical production, oil and gas price assumptions, and future operating and capital cost assumptions, among other factors. Because of the complexity involved in estimating oil and gas reserves, the Company utilized independent petroleum engineers for the year ended December 31, 2023.

Auditing the Company’s DD&A calculations is complex because of the use of independent petroleum engineers and the evaluation of management’s determination of the inputs described above used by the engineers in estimating oil and gas reserves.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the evaluation of DD&A of oil and gas properties included the following, among others:

●

We obtained an understanding and evaluated the design of the Company’s controls over its process to calculate DD&A, including management’s controls over the completeness and accuracy of the financial data utilized by the engineers in estimating oil and gas reserves.

●

We evaluated the professional qualifications and objectivity of the Company’s independent petroleum engineers responsible for the preparation of the proved oil and gas reserve estimates for select properties.

●	We evaluated the methodologies and assumptions utilized by the Company’s independent engineers to ensure they were reasonable and in accordance with industry standards.
●

We compared the Company’s recent production with its reserve estimates for properties that have significant production or significant reserve quantities and inquired of disproportionate ratios that did not align with our expectations.

●	We tested the mathematical accuracy of the DD&A calculations, including comparing the oil and gas reserve amounts used in the calculations to the Company’s reserve reports.

Accounting for Asset Retirement Obligations

Critical Audit Matter Description

At December 31, 2023, the asset retirement obligation (“ARO”) balance totaled $15.2 million. As further described in Note 1, the Company’s ARO primarily represents the estimated present value of the amount the Company will incur to plug, abandon, and remediate producing properties at the end of their productive lives, in accordance with applicable state laws. The Company’s liability is determined using significant assumptions, including current estimates of plugging and abandonment costs, annual inflation of these costs, the productive life of wells and a risk-adjusted interest rate. Changes in any of these assumptions can result in significant revisions to the estimated asset retirement obligation. Because of the subjectivity of assumptions and the relatively long life of most of the Company’s wells, the costs to ultimately retire the wells may vary significantly from previous estimates.

Auditing the Company’s ARO is complex and highly judgmental because of the significant estimation by management in determining the obligation. In particular, the estimate was sensitive to significant subjective assumptions such as retirement cost estimates and the estimated timing of settlements, which are both affected by expectations about future market and economic conditions.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the evaluation of the accounting for the ARO included the following, among others:

●

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

●

We compared the ARO against historical results, reviewed the reasonableness of the discount rate utilized in the estimate, considered the reasonableness of the current and long-term portion of the obligation by comparing the accretion expense trends, and considered the completeness of the properties included in the estimate by comparing to the Company’s reserve reports.

/s/ GRASSI & CO., CPAs, P.C.

We have served as the Company's auditor since 1989.

Jericho, New York

April 15, 2024

PRIMEENERGY RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands of dollars, except share data)

	As of December 31,
	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$11,061	$26,543
Accounts receivable, net	20,301	12,147
Prepaid obligations	376	32,839
Due from related parties	--	388
Derivative asset short-term	--	210
Other current assets	38	38
Total Current Assets	31,776	72,165
Property and Equipment
Oil and gas properties at cost	659,792	555,280
Less: Accumulated depletion and depreciation	(406,913)	(385,811)
	252,879	169,469
Field and office equipment at cost	26,955	27,246
Less: Accumulated depreciation	(23,715)	(22,728)
	3,240	4,518
Total Property and Equipment, Net	256,119	173,987
Other assets	673	985
Total Assets	$288,568	$247,137

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$15,424	$11,451
Accrued liabilities	48,613	25,750
Due to related parties	80	—
Current portion of asset retirement and other long-term obligations	692	2,566
Derivative liability short-term	--	1,190
	64,809	40,957

Long-Term Bank Debt	--	11,000
Asset Retirement Obligations	14,707	13,525
Deferred Income Taxes	47,236	39,968
Other Long-Term Obligations	866	1,334
Total Liabilities	127,618	106,784
Commitments and Contingencies
Equity
Common stock, $.10 par value; 2023 and 2022: Authorized: 2,810,000 shares, outstanding 2023: 1,820,100 shares; outstanding 2022: 1,901,000 shares.	281	281
Paid-in capital	7,555	7,555
Retained earnings	205,669	177,566
Treasury stock, at cost; 2023: 989,900 shares; 2022: 909,000	(52,555)	(45,049)
Total Stockholders’ Equity	160,950	140,353
Total Liabilities and Equity	$288,568	$247,137

The accompanying Notes are an integral part of these Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Thousands of dollars, except per share amounts)

	For the Years Ended December 31,
	2023	2022
Revenues and other income:
Oil	$87,906	$90,803
Natural gas	7,935	18,428
Natural gas liquids	11,901	14,887
Field service	15,383	12,978
Interest and other income, net	417	267
Gain (loss) on derivative instruments, net	414	(12,039)
Gain on disposition of assets, net	8,854	31,789
	132,810	157,113
Costs and expenses:
Oil and gas production	31,892	30,702
Production and advalorem taxes	7,112	7,114
Field service	11,744	11,094
Depreciation, depletion and amortization	30,976	27,401
Accretion of discount on asset retirement obligations	684	667
General and administrative	15,645	20,233
Interest	535	909
	98,588	98,120
Income before income taxes	34,222	58,993
Income tax provision	6,119	10,329
Net income attributable to common stockholders	$28,103	$48,664
Net Income per share attributable to Common Stockholders:
Basic	$15.19	$24.91
Diluted	$10.77	$17.95
Weighted average shares Outstanding:
Basic	1,849,780	1,953,916
Diluted	2,608,786	2,711,170

The accompanying Notes are an integral part of these Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Thousands of dollars, except share amounts)

	Common Stock		Additional
	Shares Outstanding	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2021	1,992,077	$281	$7,555	$128,902	$(37,647)	$99,091
Purchase of treasury stock	(91,077)	—	—	—	(7,402)	(7,402)
Net income	—	—	—	48,664	—	48,664
Balance at December 31, 2022	1,901,000	$281	$7,555	$177,566	$(45,049)	$140,353
Purchase of treasury stock	(80,900)	—	—	—	(7,506)	(7,506)
Net income	—	—	—	28,103	—	28,103
Balance at December 31, 2023	1,820,100	$281	$7,555	$205,669	$(52,555)	$160,950

The accompanying Notes are an integral part of these Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of dollars)

	For the Years Ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net Income	$28,103	$48,664
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	30,976	27,401
Accretion of discount on asset retirement obligations	684	667
Gain on sale and exchange of assets	(8,854)	(31,789)
Unrealized gain on derivative instruments	--	(4,605)
Non cash realized gain on derivative instruments, net	(980)	--
Provision for deferred income taxes	7,268	1,225
Changes in assets and liabilities:
Accounts receivable	(8,492)	2,096
Allowance for doubtful accounts	338	(35)
Due from related parties	388	(388)
Due to related parties	80	(52)
Prepaid obligations	32,463	(32,106)
Other current assets	--	2
Accounts payable	3,973	4,169
Accrued liabilities	22,863	17,929
Other assets	673	100
Other long-term liabilities	(468)	(151)
Net Cash Provided by Operating Activities	109,015	33,127
Cash Flows from Investing Activities:
Capital expenditures, including exploration expense	(113,779)	(15,974)
Proceeds from sale of properties and equipment	8,082	31,445
Net Cash (Used in) Provided by Investing Activities	(105,697)	15,471
Cash Flows from Financing Activities:
Purchase of stock for treasury	(7,506)	(7,402)
Increase in long-term bank debt and other long-term obligations	--	11,000
Repayment of long-term bank debt and other long-term obligations	(11,294)	(36,000)
Net Cash Used in Financing Activities	(18,800)	(32,402)
Net (Decrease) Increase in Cash and Cash Equivalents	(15,482)	16,196
Cash and Cash Equivalents at the Beginning of the Year	26,543	10,347
Cash and Cash Equivalents at the End of the Year	$11,061	$26,543
Supplemental Disclosures:
Income taxes paid during the year	$9,009	$539
Interest paid during the year	$569	$842

The accompanying Notes are an integral part of these Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Operations and Significant Accounting Policies

Nature of Operations:

PrimeEnergy Resources Corporation (“PERC”), a Delaware corporation, was organized in March 1973 and is engaged in the development, acquisition and production of oil and natural gas properties. PrimeEnergy Resources Corporation and its subsidiaries are herein referred to as the “Company.” The Company owns leasehold, mineral and royalty interests in producing and non-producing oil and gas properties across the United States, primarily in Oklahoma, and Texas. The Company operates approximately 534 active wells and owns non-operating interests and royalties in approximately 952 additional wells. Additionally, the Company provides well-servicing support operations, site-preparation and construction services for oil and gas drilling and reworking operations, both in connection with the Company’s activities and providing contract services for third parties. The Company is publicly traded on the Nasdaq stock market under the symbol “PNRG.” PERC owns Eastern Oil Well Service Company (“EOWSC”) and EOWS Midland Company (“EMID”) which perform oil and gas field servicing. PERC also owns Prime Operating Company (“POC”), which serves as operator for producing oil and gas properties owned by the Company. The markets for the Company’s products are highly competitive, as oil and gas are commodity products and prices depend upon numerous factors beyond the control of the Company, such as economic, political and regulatory developments and competition from alternative energy sources.

Consolidation and Presentation

The consolidated financial statements include the accounts of PrimeEnergy Resources Corporation, and its subsidiaries. All significant intercompany balances and transactions are eliminated in preparing the consolidated financial statements.

Subsequent Events:

Subsequent events have been evaluated through the date that the consolidated financial statements were issued. During this period, there were no material subsequent items requiring disclosure, other than as stated in Footnote 4 and Footnote 5, to these consolidated financial statements.

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

Cash and cash equivalents:

The Company's cash and cash equivalents include cash on hand and short-term investments, such as money market deposits or similar type instruments, with a maturity of three months or less when purchased.

Accounts receivable, net:

The Company's net accounts receivable balance is primarily comprised of oil and gas sales receivables, joint interest receivables and other receivables for which the Company does not require collateral security. The Company's share of oil and gas production is sold to various purchasers and under various joint operating agreements. The Company records allowances for doubtful accounts based on historical collection experience, current and future economic and market conditions, the length of time that the accounts receivables have been outstanding and the financial condition of its purchasers. The Company's credit risk related to collecting accounts receivables is mitigated by using credit and other financial criteria to evaluate the credit standing of the entity obligated to make payment on the accounts receivable, and where appropriate, the Company obtains assurances of payment, such as a guarantee by the parent company of the counterparty, letters of credit or other credit support.

The Company considers forward-looking information to estimate expected credit losses. The Company establishes allowances for bad debts equal to the estimable portions of accounts receivable for which failure to collect is expected to occur. The Company estimates uncollectible amounts for joint interest receivables based on the length of time that the accounts receivables have been outstanding, historical collection experience and current and future economic and market conditions. Allowances for doubtful accounts are recorded as reductions to the carrying values of the receivables included in the Company's consolidated balance sheets and are recorded in expense in the consolidated statements of operations in the accounting periods during which failure to collect an estimable portion is determined to be probable. The Company's allowance for doubtful accounts totaled $674 thousand and $336 thousand as of December 31, 2023 and 2022, respectively.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard’s main goal is to improve financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets in scope. This guidance is effective for Smaller Reporting Companies for fiscal years beginning after December 15, 2022, including interim periods within those fiscal periods. The Company adopted this standard effective January 1, 2023. The adoption and implementation of this ASU did not have a material impact on the Company’s financial statements.

Oil and gas properties:

The Company utilizes the successful efforts method of accounting for its oil and gas properties. Under this method, all costs associated with productive wells and nonproductive development wells are capitalized while nonproductive exploration costs and geological and geophysical expenditures are expensed. Oil and gas leasehold acquisition costs are capitalized when incurred and included as unproved oil and gas properties in the consolidated balance sheets. The Company does not carry the costs of drilling an exploratory well as an asset in its consolidated balance sheets following the completion of drilling unless both of the following conditions are met: (i) the well has found a sufficient quantity of reserves to justify its completion as a producing well and (ii) the Company is making sufficient progress assessing the reserves and the economic and operating viability of the project. The Company’s exploratory wells include extension wells that extend the limits of a known reservoir. Due to the capital intensive nature and the geographical location of certain projects, it may take an extended period of time to evaluate the future potential of an exploration project and the economics associated with making a determination on its commercial viability. In these instances, the project’s feasibility is not contingent upon price improvements or advances in technology, but rather the Company’s ongoing efforts and expenditures related to accurately predicting the hydrocarbon recoverability based on well information, gaining access to other companies’ production data in the area, transportation or processing facilities, and/or getting partner approval to drill additional appraisal wells. These activities are ongoing and being pursued constantly. Consequently, the Company’s assessment of suspended exploratory/extension well costs is continuous until a decision can be made that the project has found sufficient proved reserves to sanction the project or is determined to be noncommercial and is charged to exploration and abandonments expense. As of December 31, 2023, the Company had no such suspended well costs.

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

Field and Office Equipment:

Field and office equipment is carried at cost. Depreciation of all other equipment is determined under the straight-line method using various rates based on useful lives generally ranging from 5 to 10 years. The cost of assets and related accumulated depreciation is removed from the accounts when such assets are disposed of, and any related gains or losses are reflected in current earnings.

Leases:

The Company enters into operating leases for its office space in Houston and Midland, Texas. The Company recognizes lease expense on a straight-line basis over the lease term. Lease right-of-use assets and liabilities are initially recorded on the lease commencement date based on the present value of lease payments over the lease term. As the Company's lease contracts do not provide an implicit discount rate, the Company uses its incremental borrowing rate, which is determined based on information available at the commencement date of a lease. Leases may include renewal, purchase or termination options that can extend or shorten the term of the lease. The exercise of those options is at the Company's sole discretion and is evaluated at inception and throughout the contract to determine if a modification of the lease term is required. Leases with an initial term of 12 months or less are not recorded as a lease right-of-use asset and liability. See Note 5 for additional information.

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

NGL and gas sales. Under the majority of the Company’s gas processing contracts, gas is delivered to a midstream processing entity and the Company recognizes revenue when the products are delivered to the midstream gathering or processing entity at a specified index price, net of downstream gathering and processing fees.

Field service income. The majority of the Company’s services are performed under Master Service Agreements. The Company recognizes revenue when the products and services are provided to the customer.

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

Income Taxes:

The Company follows the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recorded for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the tax rate in effect for the year in which those temporary differences are expected to turn around. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the year of the enacted rate change. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that the related tax benefits will not be realized. As of December 31, 2023 and 2022, the Company had no valuation allowance.

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

New accounting standards. In November 2023, the FASB issued Accounting Standards Update 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," which is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024 with early adoption permitted. The amendments in this Accounting Standards Update are focused on reportable segment disclosure requirements, primarily related to significant segment expenses, and are required to be applied retrospectively to all prior periods presented in a company's consolidated financial statements.

In December 2023, the FASB issued Accounting Standards Update 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The amendments in this Accounting Standards Update are focused on income tax disclosure requirements, primarily related to the income tax rate reconciliation and income taxes paid, with prospective application to a company's consolidated financial statements recommended.

The Company is currently assessing the impacts of these new accounting standards on its disclosures.

2. Acquisitions and Dispositions

2023 Transactions:

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

In the fourth quarter of 2023, the Company sold 136 surface acres in Oklahoma for net proceeds of $306,000 and in Midland Texas sold 9.35 net acres for proceeds of $280,423.

2022 Transactions:

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

3. Additional Balance Sheet Information

Accounts receivable, net at December 31, 2023 and 2022 consisted of the following:

	December 31,
(Thousands of dollars)	2023	2022
Joint interest billings	$2,560	$1,806
Trade receivables	2,345	1,762
Oil and gas sales	14,457	8,894
Taxes	1,458	--
Other	155	21
	20,975	12,483
Less: Allowance for credit losses	(674)	(336)
Total	$20,301	$12,147

Accounts payable at December 31, 2023 and 2022 consisted of the following:

	December 31,
(Thousands of dollars)	2024	2022
Trade	$9,847	$5,142
Royalty and other owners	4,405	3,600
Partner advances	946	1,111
Other	226	1,598
Total	$15,424	$11,451

Accrued liabilities at December 31, 2023 and 2022 consisted of the following:

	December 31,
(Thousands of dollars)	2023	2022
Compensation and related expenses	$10,324	$9,743
Property costs	33,264	6,413
Taxes	929	9,352
Lease operating costs	3,898	1,695
Other	198	242
Total	$48,613	$25,750

4. Long-Term Debt

Bank Debt:

On July 5, 2022, the Company and its lenders entered into a Fourth Amended and Restated Credit Agreement (the “2022 Credit Agreement”) with a maturity date of June 1, 2026. Under the 2022 Credit Agreement, the Company has a revolving line of credit and letter of credit facility of up to $300 million subject to a borrowing base that is determined semi-annually by the lenders based upon the Company’s consolidated financial statements and the estimated value of the Company’s oil and gas properties, in accordance with the Lenders’ customary practices for oil and gas loans. The initial borrowing base of the agreement is $75 million. The credit facility is secured by substantially all of the Company’s oil and gas properties. The 2022 Credit Agreement includes terms and covenants that require the Company to maintain a minimum current ratio and total indebtedness to EBITDAX (earnings before depreciation, depletion, amortization, taxes, interest expense and exploration costs) ratio, as defined, and restrictions are placed on the payment of dividends, the amount of treasury stock the Company may purchase, and commodity hedge agreements.

On December 31, 2022, the Company had a total of $11 million of borrowings outstanding under its revolving credit facility and $64 million was available for future borrowings.

Effective January 20, 2023, in lieu of a formal amendment, a borrowing base letter authorized by all lenders and the Company of the 2022 Credit Agreement resulted in an adjustment to decrease the amount of the Borrowing Base available from $75 million to $60 million until such time as the next redetermination date as required by the agreement.

Effective July 24, 2023, in lieu of a formal amendment, a borrowing base letter authorized by all lenders and the Company of the 2022 Credit Agreement resulted in an adjustment to increase the amount of the Borrowing Base available from $60 million to $65 million until such time as the next redetermination date as required by the agreement.

As of December 31, 2023, the borrowing base was $65 million and the Company had no outstanding borrowings under the Credit Facility.

Effective February 9, 2024, the Company and its lenders entered into the Second Amendment to the 2022 Credit Agreement. This amendment included an increase of the Borrowing Base from $65 million to $85 million and will remain in effect until the next scheduled redetermination date in accordance with the Credit Agreement. As of March 31, 2024 the Company had $4 million of outstanding borrowings and $81 million available under the credit facility.

5. Other Long-Term Obligations and Commitments:

Operating Leases:

The Company leases office facilities under operating leases and recognizes lease expense on a straight-line basis over the lease term. Lease assets and liabilities are initially recorded at commencement date based on the present value of lease payments over the lease term. As most of the Company’s lease contracts do not provide an implicit discount rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The weighted average discount rate used was 6.96%. Certain leases may contain variable costs above the minimum required payments and are not included in the right-of-use assets or liabilities. Leases may include renewal, purchase or termination options that can extend or shorten the term of the lease. The exercise of those options is at the Company’s sole discretion and is evaluated at inception and throughout the contract to determine if a modification of the lease term is required. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

Operating lease costs for the years ended December 31, 2023 and 2022 were $700 thousand and $628 thousand, respectively. Cash payments included in the operating lease cost for years ended December 31, 2023 and 2022 were $739 thousand and $673 thousand, respectively. The weighted-average remaining operating lease terms for the years ended December 31, 2023 and 2022 were 11 months and 11 months, respectively. As of 2023, the Company had certain leases for office space in Texas which included future payments of $275,000 in 2024 and $45,000 in 2025.

On March 4, 2024 the Company entered into a twelve-month lease extension agreement, effective March 1, 2024, with the landlord of the Company's Houston office. Rent expense for office space for the years ended December 31, 2023 and 2022 was $767,000 and $755,000, respectively.

The payment schedule for the Company’s operating lease obligations as of December 31, 2023 is as follows:

(Thousands of dollars)	Operating Leases

2024	275
2025	45
Total undiscounted lease payments	$320
Less: Amount associated with discounting	(36)
Total net operating lease liabilities	$284
Less: Current portion included in Current portion of Asset Retirement and Other Long-Term Obligations	246
Non-current portion included in Other Long-Term Obligations	$38

Asset Retirement Obligation:

A reconciliation of the liability for plugging and abandonment costs for the years ended December 31, 2023 and 2022 is as follows:

	Years Ended December 31,
(Thousands of dollars)	2023	2022
Asset retirement obligation at beginning of period	$15,443	$14,295
Net wells placed on production	254	11
Liabilities settled	(2,706)	(1,407)
Dispositions	(1,161)	(344)
Accretion expense	684	667
Revisions in estimated liabilities	2,639	2,221
Asset retirement obligation at end of period	$15,153	$15,443
Less: Current portion included in Current portion of asset retirement and other long-term obligations	446	1,918
Long-term Asset Retirement Obligations included in Asset Retirement Obligations	$14,707	$13,525

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

7. Stock Options and Other Compensation

In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. At December 31, 2023 and 2022, options on 767,500 shares were outstanding and exercisable at prices ranging from $1.00 to $1.25. According to their terms, the options have no expiration date.

8. Income Taxes

The components of the provision for income taxes for the years ended December 31, 2023 and 2022 are as follows:

	Years Ended December 31,
(Thousands of dollars)	2023	2022
Current:
Federal	$(891)	$8,330
State	(258)	774
Total current	(1,149)	9,104
Deferred:
Federal	6,544	886
State	724	339
Total deferred	7,268	1,225
Total income tax provision	$6,119	$10,329

The components of net deferred tax assets and liabilities are as follows:

	At December 31,
(Thousands of dollars)	2023	2022
Deferred Tax Assets:
Accrued liabilities	$349	$353
Allowance for doubtful accounts	154	77
Derivative Contracts	-	223
Partnership basis difference	106	90
State Net operating loss carry-forwards	278	283
Total deferred tax assets	887	1,026
Deferred Tax Liabilities:
Depletion and depreciation	48,123	40,994
Total deferred tax liabilities	48,123	40,994
Net deferred tax liabilities	$47,236	$39,968

The total provision for income taxes for the years ended December 31, 2023 and 2022 varies from the federal statutory tax rate as a result of the following:

	Years Ended December 31,
(Thousands of dollars)	2023	2022
Expected tax expense	$7,187	$12,389
Permanent differences	221	870
State income tax, net of federal benefit	204	612
Provision to return adjustment	(1,534)	(3,540)
Other, net	41	(2)
Total income tax provision	$6,119	$10,329

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

The Company is allowed a credit against the Texas Franchise Tax based on net operating losses incurred in prior periods. The credits allowed are $89 thousand in the years 2023 through 2026. Any credits not utilized in a given year due to the allowable credit exceeding the tax liability may be carried forward. No credit may be carried forward past 2026. The value of the credit is calculated net of the federal income tax effect.

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

Enactment of the Inflation Reduction Act of 2022.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IRA”), which includes, among other things, a corporate alternative minimum tax (the “CAMT”). Under the CAMT, a 15 percent minimum tax will be imposed on certain adjusted financial statement income of “applicable corporations,” which is effective for tax years beginning after December 31, 2022. The CAMT generally treats a corporation as an “applicable corporation” in any taxable year in which the “average annual adjusted financial statement income” of the corporation and certain of its subsidiaries and affiliates for a three taxable-year period ending prior to such taxable year exceeds $1 billion. The IRA also establishes a one percent excise tax on stock repurchases made by publicly traded U.S. corporations. The excise tax is effective for any stock repurchases after December 31, 2022. The value of share repurchases subject to the excise tax is reduced by the fair market value of any shares issued during the tax year, including the fair market value of any shares issued or provided to employees or specified affiliates. During the year ended December 31, 2023, the Company recorded $74 thousand related to the IRA excise tax payable on share repurchases.

9. Segment Information and Major Customers

The Company operates in one industry – oil and gas exploration, development, operation and servicing. The Company’s oil and gas activities are entirely in the United States. The Company sells its oil and natural gas and liquids production to a number of direct purcchasers under direct contracts or through other operators under joint operating agreements. Listed below are the purchasers of the Company’s production which represented more than 10% of the Company’s sales for the years ended 2023 and 2022.

	2023	2022
Oil:
APA Corporation	22%	55%
Civitas Resources Inc.	20%	--%
Plains All American Inc.	19%	16%
DE IV Operating, LLC.	14%	--%

Natural gas and liquids:
APA Corporation	17%	58%
Civitas Resources Inc.	10%	--%
Targa Pipeline Mid-Continent West Tex, LLC	--%	11%

Although there are no long-term oil and gas purchasing agreements with these purchasers, the Company believes that they will continue to purchase its oil and gas products and, if not, could be replaced by other purchasers.

10. Financial Instruments

Fair Value Measurements:

Authoritative guidance on fair value measurements defines fair value, establishes a framework for measuring fair value and stipulates the related disclosure requirements. The Company follows a three-level hierarchy, prioritizing and defining the types of inputs used to measure fair value. The fair values of the Company’s interest rate swaps, natural gas and crude oil price collars and swaps are designated as Level 3. The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2022:

December 31, 2022	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2022
(Thousands of dollars)
Assets
Commodity derivative contracts	$—	$—	$210	$210
Total assets	$—	$—	$210	$210
Liabilities
Commodity derivative contract	$—	$—	$(1,190)	$(1,190)
Total liabilities	$—	$—	$(1,190)	$(1,190)

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

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the year ended December 2023.

(Thousands of dollars)
Net Liabilities – December 31, 2022	$(980)
Total realized and unrealized gains	980
Net Liabilities – December 31, 2023	$—

(a)	Derivative instruments are reported in revenues as realized gain/loss and on a separately reported line item captioned unrealized gain/loss on derivative instruments.

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

The following table sets forth the effect of derivative instruments on the consolidated balance sheets at December 31, 2023 and 2022:

		Fair Value
(Thousands of dollars)	Balance Sheet Location	December 31, 2023	December 31, 2022
Asset Derivatives:
Derivatives not designated as cash-flow hedging instruments:
Crude oil commodity contract	Other current assets	$—	$162
Natural gas commodity contract	Other current assets	—	48
Total		$—	$210

Liability Derivatives:
Derivatives not designated as cash-flow hedging instruments:
Crude oil commodity contracts	Derivative liability short-term	$—	$(931)
Natural gas commodity contracts	Derivative liability short-term	—	(259)
Total		$—	$(1,190)
Total derivative instruments		$—	$(980)

The following table sets forth the effect of derivative instruments on the consolidated statements of income for the years ended December 31, 2023 and 2022:

		Amount of gain/loss recognized in income
(Thousands of dollars)	Location of gain/loss recognized in income	2023	2022
Derivatives not designated as cash-flow hedge instruments:
Natural gas commodity contracts	Unrealized gain on derivative instruments, net	—	892
Crude oil commodity contracts	Unrealized gain on derivative instruments, net	—	3,713
Natural gas commodity contracts	Realized gain (loss) on derivative instruments, net	235	(4,543)
Crude oil commodity contracts	Realized gain (loss) on derivative instruments, net	179	(12,101)
		$414	$(12,039)

11. Related Party Transactions

Amounts due to or from related parties primarily represent receipts or expenses, related to oil and gas properties, collected or paid by the Company as agent for the joint venture partners, which may include members of the Company’s Board of Directors.

12. Salary Deferral Plan

The Company maintains a salary deferral plan (the “Plan”) in accordance with Internal Revenue Code Section 401(k), as amended. The Plan provides for matching contributions, of which $362,756 and $301,837 were made in 2023 and 2022, respectively.

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

	Years Ended December 31,
	2023			2022
	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount
Basic	$28,103	1,849,780	$15.19	$48,664	1,953,916	$24.91
Effect of dilutive securities:
Options	—	759,006		—	757,254
Diluted	$28,103	2,608,786	$10.77	$48,664	2,711,170	$17.95

PRIMEENERGY RESOURCES CORPORATION AND SUBSIDIARIES

SUPPLEMENTARY INFORMATION

CAPITALIZED COSTS RELATING TO

OIL AND GAS PRODUCING ACTIVITIES

(Unaudited)

	As of December 31,
(Thousands of dollars)	2023	2022
Proved Developed oil and gas properties	$659,792	$555,280
Proved Undeveloped oil and gas properties	—	—
Total Capitalized Costs	659,792	555,280
Accumulated depreciation, depletion and valuation allowance	(406,913)	(385,811)
Net Capitalized Costs	$252,879	$169,469

COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION,

EXPLORATION AND DEVELOPMENT ACTIVITIES

(Unaudited)

	Years Ended December 31,
(Thousands of dollars)	2023	2022
Development Costs	$110,700	$13,598

STANDARDIZED MEASURE OF DISCOUNTED FUTURE

NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

(Unaudited)

	As of December 31,
(Thousands of dollars)	2023	2022
Future cash inflows	$1,219,605	$994,842
Future production costs	(437,408)	(378,160)
Future development costs	(213,823)	(95,746)
Future income tax expenses	(119,359)	(110,439)
Future Net Cash Flows	449,015	410,497
10% annual discount for estimated timing of cash flows	(170,967)	(165,961)
Standardized Measure of Discounted Future Net Cash Flows	$278,048	$244,536

See accompanying Notes to Supplementary Information

PRIMEENERGY RESOURES CORPORATION AND SUBSIDIARIES

SUPPLEMENTARY INFORMATION

STANDARDIZED MEASURE OF DISCOUNTED FUTURE

NET CASH FLOWS AND CHANGES THEREIN

RELATING TO PROVED OIL AND GAS RESERVES

(Unaudited)

The following are the principal sources of change in the standardized measure of discounted future net cash flows during 2023 and 2022:

	Years Ended December 31,
(Thousands of dollars)	2023	2022
Sales of oil and gas produced, net of production costs	$(107,742)	$(86,302)
Net changes in prices and production costs	(98,132)	72,640
Extensions, discoveries and improved recovery	178,960	126,029
Revisions of previous quantity estimates	(3,877)	(10,902)
Net change in development costs	66,552	(2,814)
Reserves sold	(398)	(818)
Reserves purchased	—	—
Accretion of discount	24,454	13,581
Net change in income taxes	4,532	(8,435)
Changes in production rates (timing) and other	(30,836)	5,751
Net change	33,512	108,730
Standardized measure of discounted future net cash flow:
Beginning of year	244,536	135,806
End of year	$278,048	$244,536

See accompanying Notes to Supplementary Information

PRIMEENERGY RESOURCES CORPORATION AND SUBSIDIARIES

SUPPLEMENTARY INFORMATION

RESERVE QUANTITY INFORMATION

Years Ended December 31, 2023 and 2022

(Unaudited)

	As of December 31,
	2023			2022
	Oil (MBbls)	NGL’s (MBbls)	Gas (MMcf)	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf)
Proved Developed Reserves:
Beginning of year	4,143	2,497	22,277	5,386	2,882	23,902
Extensions, discoveries and improved recovery	843	467	2,391	99	74	464
Revisions of previous estimates	(1,101)	(515)	(4,796)	(375)	(37)	1,309
Converted from undeveloped reserves	3,028	1,833	9,030	—	—	—
Reserves sold	(12)	—	(26)	(28)	(5)	(73)
Reserve purchased	—	—	—	—	—	—
Production	(1,144)	(606)	(4,127)	(939)	(417)	(3,325)
End of year	5,757	3,676	24,749	4,143	2,497	22,277
Proved Undeveloped Reserves:
Beginning of year	3,028	1,833	9,030	—	—	—
Extensions, discoveries and improved recovery	6,254	5,156	24,470	3,028	1,833	9,030
Revisions of previous estimates	—	—	—	—	—	—
Converted to developed reserves	(3,028)	(1,833)	(9,030)	—	—	—
Reserves Sold	—	—	—	—	—	—
End of year	6,254	5,156	24,470	3,028	1,833	9,030
Total Proved Reserves at the End of the Year	12,011	8,832	49,219	7,171	4,330	31,307

RESULTS OF OPERATIONS FROM OIL AND GAS PRODUCING ACTIVITIES

Years Ended December 31, 2023 and 2022

(Unaudited)

	Years Ended December 31,
(Thousands of dollars)	2023	2022
Revenue:
Oil and gas sales	$107,742	$124,118
Costs and Expenses:
Lease operating expenses	39,004	37,816
Depreciation, depletion and accretion	31,660	28,068
Income tax expense	5,797	10,329
Total Costs and Expenses	76,461	76,213
Results of Operations from Producing Activities (excluding corporate overhead and interest costs)	$31,281	$47,905

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

5. Changes in Reserves

The 2023 and 2022 extensions and discoveries reflect the drilling activity in the Company’s West Texas and Mid-Continent areas. The Company is employing technologies to establish proved reserves that have been demonstrated to provide consistent results capable of repetition. The technologies and economic data being used in the estimation of its proved reserves include, but are not limited to, electrical logs, radioactivity logs, geologic maps, production data and well test data. The estimated reserves of wells with sufficient production history are estimated using appropriate decline curves. Estimated reserves of producing wells with limited production history and for undeveloped locations are estimated using performance data from analogous wells in the area. These wells are considered analogous based on production performance from the same formation and with similar completion techniques. Future development plans are reflective of the current commodity prices and have been established based on an expectation of available cash flows from operations and availability under our revolving credit facility.