Form 10-Q
period 2024-03-31
PRIMEENERGY RESOURCES CORP
filed 2024-05-17
CIK 56868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

The number of shares outstanding of each class of the Registrant’s Common Stock as of May 13, 2024 was: Common Stock, $0.10 par value 1,784,851 shares.

PrimeEnergy Resources Corporation

Index to Form 10-Q

March 31, 2024

Page

Definitions of Certain Terms and Conventions Used Herein
Cautionary Statement Concerning Forward-Looking Statements
Part I—Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets – March 31, 2024 and December 31, 2023	1
Consolidated Statements of Income – For the three months ended March 31, 2024 and 2023	2
Consolidated Statements of Equity – For the three months ended March 31, 2024 and 2023	3
Consolidated Statements of Cash Flows – For the three months ended March 31, 2024 and 2023	4
Notes to Consolidated Financial Statements – March 31, 2024	5-8
Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operation	9-17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	17
Item 4. Controls and Procedures	17
Part II - Other Information
Item 1. Legal Proceedings	18
Item 1A. Risk Factors	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3. Defaults Upon Senior Securities	18
Item 4. Reserved	18
Item 5. Other Information	18
Item 6. Exhibits	19
Signatures	20

Definitions of Certain Terms and Conventions Used Herein

Within this Report, the following terms and conventions have specific meanings:

Measurements.

●	“Bbl” means a standard barrel containing 42 United States gallons.

●

“BOE” means a barrel of oil equivalent and is a standard convention used to express oil and gas volumes on a comparable oil equivalent basis. Gas equivalents are determined under the relative energy content method by using the ratio of six thousand cubic feet of gas to one Bbl of oil or natural gas liquid.

●	“BOEPD” means BOE per day.

●	“Btu” means British thermal unit, which is a measure of the amount of energy required to raise the temperature of one pound of water one degree Fahrenheit.

●	“MBbl” means one thousand Bbls.

●	“MBOE” means one thousand BOEs.

●	“Mcf” means one thousand cubic feet and is a measure of gas volume.

●	“MMcf” means one million cubic feet.

Indices.

●	“Brent” means Brent oil price, a major trading classification of light sweet oil that serves as a benchmark price for oil worldwide.

●	“WAHA” is a benchmark pricing hub for West Texas gas.

●	“WTI” means West Texas Intermediate, a light sweet blend of oil produced from fields in western Texas and is a grade of oil used as a benchmark in oil pricing. General terms and conventions.

●	“DD&A” means depletion, depreciation and amortization.

●	“ESG” means environmental, social and governance.

●	“GAAP” means accounting principles generally accepted in the United States of America.

●	“GHG” means greenhouse gases.

●	“LNG” means liquefied natural gas.

●	“NGLs” means natural gas liquids, which are the heavier hydrocarbon liquids that are separated from the gas stream; such liquids include ethane, propane, isobutane, normal butane and natural gasoline.

●	“NYMEX” means the New York Mercantile Exchange.

●	“OPEC” means the Organization of Petroleum Exporting Countries.

●	“PrimeEnergy” or the “Company” means PrimeEnergy Resources Corporation and its subsidiaries.

●

“Proved developed reserves” means reserves that can be expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well.

●

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

●

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

●	“SEC” means the United States Securities and Exchange Commission.

●

“Standardized Measure” means the after-tax present value of estimated future net cash flows of proved reserves, determined in accordance with the rules and regulations of the SEC, using prices and costs employed in the determination of proved reserves and a 10 percent discount rate.

●	“U.S.” means United States.

●

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

●	“WASP” means weighted average sales price.

●	All currency amounts are expressed in U.S. dollars.

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

PART I—FINANCIAL INFORMATION

Item 1.         FINANCIAL STATEMENTS

PRIMEENERGY RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS – Unaudited

(Thousands of dollars, except share data)

	March 31, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$1,750	$11,061
Accounts receivable, net	29,534	20,301
Prepaid obligations	791	376
Other current assets	38	38
Total Current Assets	32,113	31,776
Property and Equipment
Oil and gas properties at cost	713,352	659,792
Less: Accumulated depletion and depreciation	(416,964)	(406,913)
	296,388	252,879
Field and office equipment at cost	27,298	26,955
Less: Accumulated depreciation	(23,984)	(23,715)
	3,314	3,240
Total Property and Equipment, Net	299,702	256,119
Other Assets	1,081	673
Total Assets	$332,896	$288,568

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$11,595	$15,424
Accrued property cost	61,945	33,264
Accrued liabilities	13,754	15,349
Due to related parties	44	80
Current portion of asset retirement and other long-term obligations	1,138	692
Total Current Liabilities	88,476	64,809
Long-Term Bank Debt	4,000	-
Asset Retirement Obligations	14,649	14,707
Deferred Income Taxes	55,523	47,236
Other Long-Term Obligations	828	866
Total Liabilities	163,476	127,618
Commitments and Contingencies
Equity
Common stock, $.10 par value; 2024 and 2023: Authorized: 2,810,000 shares, outstanding 2024: 1,790,245; outstanding 2023: 1,820,100 shares	281	281
Paid-in capital	7,555	7,555
Retained earnings	216,988	205,669
Treasury stock, at cost; 2024: 1,019,755 shares; 2023: 989,900	(55,404)	(52,555)
Total Equity	169,420	160,950
Total Liabilities and Equity	$332,896	$288,568

The accompanying Notes are an integral part of these Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME – Unaudited

Three Months Ended March 31, 2024 and 2023

(Thousands of dollars, except per share amounts)

	2024	2023
Revenues and other income:
Oil	$33,299	$14,578
Natural gas	1,358	1,752
Natural gas liquids	4,365	2,394
Field service	3,399	3,474
Interest and other income, net	138	152
Gain on derivative instruments, net	-	414
Gain on disposition of assets, net	431	51
	42,990	22,815
Costs and expenses:
Oil and gas production	9,130	5,470
Production and advalorem taxes	2,953	2,504
Field service	2,801	3,167
Depreciation, depletion and amortization	10,320	6,422
Accretion of discount on asset retirement obligations	171	183
General and administrative	3,057	3,102
Interest	215	182
	28,647	21,030
Income before income taxes	14,343	1,785
Income tax provision	3,024	375
Net income attributable to common stockholders	$11,319	$1,410
Net Income per share attributable to Common Stockholders:
Basic	$6.27	$0.75
Diluted	$4.41	$0.53
Weighted average shares Outstanding:
Basic	1,806,687	1,888,895
Diluted	2,565,951	2,647,220

The accompanying Notes are an integral part of these Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY – Unaudited

Three Months Ended March 31, 2024 and 2023

(Thousands of dollars, except share amounts)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2022	1,901,000	$281	$7,555	$177,566	$(45,049)	$140,353
Purchase of treasury stock	(31,440)	—	—	—	(2,748)	(2,748)
Net Income	—	—	—	1,410	—	1,410
Balance at March 31, 2023	1,869,560	$281	$7,555	$178,976	$(47,797)	$139,015
Balance at December 31, 2023	1,820,100	$281	$7,555	$205,669	$(52,555)	$160,950
Purchase of treasury stock	(29,855)	—	—	—	(2,849)	(2,849)
Net Income	—	—	—	11,319	—	11,319
Balance at March 31, 2024	1,790,245	$281	$7,555	$216,988	$(55,404)	$169,420

The accompanying Notes are an integral part of these Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

Three Months Ended March 31, 2024 and 2023

(Thousands of dollars)

	2024	2023
Cash Flows from Operating Activities:
Net Income	$11,319	$1,410
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion on discounted liabilities	10,320	6,422
Accretion of discount on asset retirement obligations	171	183
Gain on sale and exchange of assets	(431)	(51)
Unrealized gain on derivative instruments, net	-	(980)
Deferred income taxes	8,287	419
Changes in assets and liabilities:	-
Accounts receivable	(9,233)	996
Due from related parties	-	15
Due to related parties	(36)	-
Prepaids obligations	(415)	16,700
Accounts payable	(3,829)	4,484
Accrued property costs	28,681	4,520
Accrued liabilities	(1,595)	(4,135)
Other long-term liabilities	(38)	654

Net Cash Provided by Operating Activities	43,201	30,637
Cash Flows from Investing Activities:
Capital expenditures, including exploration expense	(54,094)	(30,149)
Proceeds from sale of properties and equipment	431	440
Net Cash (Used in) Investing Activities	(53,663)	(29,709)
Cash Flows from Financing Activities:
Purchase of stock for treasury	(2,849)	(2,748)
Proceeds from long-term bank debt	14,000	-
Repayment of long-term bank debt and other long-term obligations	(10,000)	(11,000)
Net Cash Provided by (Used in) Financing Activities	1,151	(13,748)
Net (Decrease) in Cash and Cash Equivalents	(9,311)	(12,820)
Cash and Cash Equivalents at the Beginning of the Period	11,061	26,543
Cash and Cash Equivalents at the End of the Period	$1,750	$13,723
Supplemental Disclosures:
Income taxes paid during the year	$-	$-
Interest paid	$170	$167

The accompanying Notes are an integral part of these Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(1) Basis of Presentation:

The accompanying condensed consolidated financial statements of PrimeEnergy Resources Corporation (“PrimeEnergy” or the “Company”) have not been audited by independent public accountants. Pursuant to applicable Securities and Exchange Commission (“SEC”) rules and regulations, the accompanying interim financial statements do not include all disclosures presented in annual financial statements and the reader should refer to the Company’s Form 10-K for the year ended December 31, 2023. In the opinion of management, the accompanying interim consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s consolidated balance sheets as of March 31, 2024, and December 31, 2023, the consolidated results of operations, cash flows and equity for the three months ended March 31, 2024, and 2023.

As of March 31, 2024, PrimeEnergy’s significant accounting policies are consistent with those discussed in Note 1—Description of Operations and Significant Accounting Policies of its consolidated financial statements contained in PrimeEnergy’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation. The results for interim periods are not necessarily indicative of annual results. For purposes of disclosure in the consolidated financial statements, subsequent events have been evaluated through the date the statements were issued.

(2) Acquisitions and Dispositions

In the first quarter of 2024, the Company sold 48 net acres in Lea County, New Mexico, along with minor working interest in 23 wells, receiving gross proceeds of $375,600, and early in the second quarter of 2024, the Company has sold an additional 12 net acres in Lea County for proceeds of $150,600.

In the first quarter of 2023, the Company sold 7.8 surface acres in Midland County, Texas receiving gross proceeds of $436,050 and recognizing a gain of $47,000.

(3) Additional Balance Sheet Information:

Certain balance sheet amounts are comprised of the following:

(Thousands of dollars)	March 31, 2024	December 31, 2023
Accounts Receivable:
Joint interest billing	$2,794	$2,560
Trade receivables	2,197	2,345
Oil and gas sales	18,699	14,457
Taxes	6,341	1,458
Other	177	155
	30,208	20,975
Less: Allowance for credit losses	(674)	(674)
Total	$29,534	$20,301
Accounts Payable:
Trade	$6,042	$9,847
Royalty and other owners	4,372	4,405
Partner advances	946	946
Other	235	226
Total	$11,595	$15,424
Accrued Liabilities:
Compensation and related expenses	$8,943	$10,324
Taxes	795	929
Lease operating costs	3,745	3,898
Other	271	198
Total	$13,754	$15,349

(4) Long-Term Debt:

Bank Debt:

On July 5, 2022, the Company and its lenders entered into a Fourth Amended and Restated Credit Agreement (the “2022 Credit Agreement”) with a maturity date of June 1, 2026. Under the 2022 Credit Agreement, the Company has a revolving line of credit and letter of credit facility of up to $300million subject to a borrowing base that is determined semi-annually by the lenders based upon the Company’s consolidated financial statements and the estimated value of the Company’s oil and gas properties, in accordance with the Lenders’ customary practices for oil and gas loans. The initial borrowing base of the agreement is $75million. The credit facility is secured by substantially all of the Company’s oil and gas properties. The 2022 Credit Agreement includes terms and covenants that require the Company to maintain a minimum current ratio and total indebtedness to EBITDAX (earnings before depreciation, depletion, amortization, taxes, interest expense and exploration costs) ratio, as defined, and restrictions are placed on the payment of dividends, the amount of treasury stock the Company may purchase, and commodity hedge agreements.

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

As of March 31, 2024 the Company had $4 million of outstanding borrowings and $81 million available under the credit facility. As of May 15, 2024, the Company had $2 million of outstanding borrowings and $83 million available under the credit facility.

(5) Other Long-Term Obligations and Commitments:

Operating Leases:

The Company leases office facilities under operating leases and recognizes lease expense on a straight-line basis over the lease term. Lease assets and liabilities are initially recorded at commencement date based on the present value of lease payments over the lease term. As most of the Company’s lease contracts do not provide an implicit discount rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The weighted average discount rate used was 9.71%. Certain leases may contain variable costs above the minimum required payments and are not included in the right-of-use assets or liabilities. Leases may include renewal, purchase or termination options that can extend or shorten the term of the lease. The exercise of those options is at the Company’s sole discretion and is evaluated at inception and throughout the contract to determine if a modification of the lease term is required.

Operating lease costs for the three months ended March 31, 2024 and 2023 were $179,000 and $165,000, respectively. Cash payments included in the operating lease cost for the three months ended March 31, 2024 and 2023 were $191,000 and $178,000, respectively. The weighted-average remaining operating lease terms as of March 31, 2024 and 2023 were 7.81 months and 9.63 months, respectively. As of March 31, 2024, the Company had certain leases for office space in Texas which included future payments of $601,000 for 2024 and $149,000 for 2025.

All current leases have been included within the current balance sheet and the Company has not entered into any new leases since the reporting date. Rent expense for office space for the three months ended March 31, 2024 and 2023 was $204,000 and $141,000, respectively.

The payment schedule for the Company’s operating lease obligations as of March 31, 2024 is as follows:

(Thousands of dollars)	Operating Leases
2024	$601
2025	149

Total undiscounted lease payments	$750
Less: Amount associated with discounting	(58)
Total net operating lease liabilities	$692
Less: Current portion asset retirement and other long-term obligations	692
Non-current portion included in Other long-term obligations	$-

Asset Retirement Obligation:

A reconciliation of the liability for plugging and abandonment costs for the three months ended March 31, 2024 is as follows:

(Thousands of dollars)	March 31, 2024
Asset retirement obligation at December 31, 2023	$15,153
Liabilities settled	(229)
Accretion of discount	171
Asset retirement obligation at March 31, 2024	$15,095
Less current portion of asset retirement obligations	446
Asset retirement obligations, long-term	$14,649

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

(7) Stock Options and Other Compensation:

In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. At March 31, 2024 and 2023, remaining options held by two key executive officers on 767,500 shares were outstanding and exercisable at prices ranging from $1.00 to $1.25. According to their terms, the options have no expiration date.

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

The derivative contracts were measured based on quotes from the Company’s counterparties. Such quotes have been derived using valuation models that consider various inputs including current market and contractual prices for the underlying instruments, quoted forward prices for natural gas and crude oil, volatility factors and interest rates, such as a curve for a similar length of time as the derivative contract term as applicable. These estimates are verified using comparable NYMEX futures contracts or are compared to multiple quotes obtained from counterparties for reasonableness.

The significant unobservable inputs for Level 3 derivative contracts include basis differentials and volatility factors. An increase (decrease) in these unobservable inputs would result in an increase (decrease) in fair value, respectively. The Company does not have access to the specific assumptions used in its counterparties’ valuation models. Consequently, additional disclosures regarding significant Level 3 unobservable inputs would not be provided. As of the balance sheet reporting dates of March 31, 2024 and December 31, 2023, the Company had no active derivative instruments.

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

The following table sets forth the effect of derivative instruments on the consolidated statements of income for the three months ended March 31, 2024 and 2023:

		Amount of gain/loss recognized in income
(Thousands of dollars)	Location of gain/loss recognized in income	2024	2023
Derivatives not designated as cash-flow hedge instruments:
Natural gas commodity contracts	Gain on derivative instruments, net	-	235
Crude oil commodity contracts	Gain on derivative instruments, net	-	179
		$-	$414

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

	Quarter Ended March 31,
	2024			2023
	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount
Basic	$11,319	1,806,687	$6.27	$1,410	1,888,895	$0.75
Effect of dilutive securities:
Options		759,264			758,325
Diluted	$11,319	2,565,951	$4.41	$1,410	2,647,220	$0.53

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

Our cash flows depend on many factors, including the price of oil and gas, the success of our acquisition and drilling activities, and the operational performance of our producing properties. On occasion, we will use derivative instruments to manage our commodity price risk. This practice may prevent us from receiving the full advantage of increases in oil and gas prices above the maximum fixed amount specified in the derivative agreements and subjects us to the credit risk of the counterparties to such agreements. When used our derivative contracts are accounted for under mark-to-market accounting and we can expect volatility in gains and losses on contracts in our consolidated statement of operations as changes occur in the NYMEX price indices. We currently have no derivative contracts and do not intend to enter into future derivative contracts unless required to do so for our bank line of credit, or we believe we would significantly benefit from near term price stability.

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

The Company is actively developing additional reserves of its leasehold acreage positions in Texas and Oklahoma. In the Permian Basin of West Texas and eastern New Mexico the Company maintains an acreage position of approximately 16,407 gross (9,341 net) acres, 96% of which is located in Reagan, Upton, Martin, and Midland counties of Texas where our current horizontal drilling activity is focused. We believe this acreage has significant resource potential in the Spraberry and Wolfcamp intervals for additional horizontal drilling that could support the drilling of as many as 190 additional horizontal wells. In Oklahoma we maintain an acreage position of approximately 46,960 gross (10,137 net) acres. Our Oklahoma horizontal development is focused primarily in Canadian, Kingfisher, Grady, and Garvin counties. We believe approximately 2,355 net acres in these counties hold significant additional resource potential that could support the drilling of as many as 43 new horizontal wells based on an estimate of four wells per section, two in the Mississippian and two in the Woodford Shale. Should we choose to participate with a working interest in future development, our share of these future capital expenditures would be approximately $33 million at an average 10% ownership level.

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

Gulf Coast Region

Our development, exploitation, exploration and production activities in the Gulf Coast region are primarily concentrated in southeast Texas. This region is managed from our office in Houston, Texas. Principal producing intervals are in the Yegua and Wilcox formations at depths ranging from 3,000 to 12,500 feet. We had 114 producing wells (21 net) in the Gulf Coast region as of December 31, 2023, of which 28 wells are operated by us. Average net daily production in our Gulf Coast Region at year-end 2023 was 173 Boe. At December 31, 2023, we had 563 MBoe of proved reserves in the Gulf Coast region, which represented 2% of our total proved reserves. We maintain an acreage position of over 7,468 gross (4,699 net) acres in this region, primarily in Colorado, Newton, and Polk counties. We operate a field service group in this region from a field office in Carrizo Springs, Texas utilizing two workover rigs, twenty water transport trucks, two hot-oil trucks, a cement truck, and two saltwater disposal wells to provide oil field services for third-party operators in South Texas. As of March 31, 2023, the Gulf Coast region has no operated wells in the process of being drilled, no waterfloods in the process of being installed and no other related activities of material importance.

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

At year-end 2023, the Company had 15,488 MBOE of proved undeveloped reserves that are attributable to 52 undeveloped wells, 28 of which were in the process of being drilled or completed at year-end.

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

Horizontal development of our leasehold acreage has continued at a fast pace, particularly in West Texas, where in 2023 we participated with Double Eagle, Apache, Civitas, and ConocoPhillips in the drilling and completion of 32 new horizontal wells and in 2024 we are on track to complete 54 new horizontal wells. In Oklahoma, in 2023, we participated with Ovintiv MidContinent with a minor interest in three 3-mile-long horizontal laterals.

In 2023, the Company participated with five operators in the drilling and completion of 35 horizontal wells: 32 of these are located in West Texas and three in Oklahoma. In total, including the cost of facilities, the Company invested approximately $91 million in these wells, 99% of which is attributable to the wells in West Texas where we have been targeting proven pay intervals in the Wolfcamp and Spraberry formations.

In Reagan County, in 2023, we participated with Hibernia Energy II (Now Civitas) in ten 2-mile-long horizontals having 25% interest and investing $25.6 million in our “Brynn” wells that began production in April 2023. Also in Reagan County, we participated with DE IV, LLC (Double Eagle) in 15 horizontals: five 2-mile-long laterals in which we have nearly 50% interest, called the “Prime East” wells that were placed on production in May 2023, another six 2-mile-long laterals in which we have 7% interest, our “Studley AV” wells, that were brought on production in December 2023, and four 2.5-mile laterals with 20% interest, part of our “Studley CKO” wells, that were completed in December 2023 but not put online until January 2024. All twelve Studley CKO wells were brought on production in January 2024 and were included in the 2023 year-end reserve report as proved developed non-producing.

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

In the first quarter of 2024, in Reagan County, Texas, with Double Eagle, we have completed eight “Studley CKO” 2.5-mile horizontals with an average 19.7% interest, investing $15.5 million, as well as three O’Bannon horizontals with 8.2% interest and two Pink Floyd horizontals with less than 1% interest. These five are also 2.5-mile-long laterals and we have invested approximately $2.6 million in them. With Civitas Resources an additional nine 2-mile-long horizontals were completed in the first quarter. In these “Christi” wells we have approximately 40% working interest and invested $29 million. All 12 Studley CKO wells were brought into production in the first quarter.

In the Second Quarter of 2024, as of the writing of this report, the Company has completed nine additional wells in Reagan County, Texas: three more O’Bannon wells and six Kramer wells. In these nine 2.5-mile-long-horizontals the Company has an average 8.3% ownership and invested approximately $7.5 million. These nine wells, along with the three O’Bannon wells completed in the first quarter, were brought on line in April. Also in April nine Christi wells were brough on production. In addition to these wells brought on production in April, the Company is participating with 37.5% interest in five more “Christi” wells operated by Civitas and with 50% interest in six “Prime West” wells operated by Double Eagle. The estimated cost for the remaining five Christi wells and the six Prime West wells is $14 million and $23.9 million respectively. These 11 wells are in the process of being stimulated and are expected to be on production later in the second quarter. In April of this year, also with Double Eagle, the Company spud 12 new wells in Reagan County, Texas. In these “Honey RF” wells the Company has 50% working interest and will invest approximately $43.5 million. We expect these wells to be finished with completion and be brought on production in the third quarter of 2024.

Also in 2024, we have added plans to drill a 2-mile-long horizontal well in Reagan County, Texas that will target the Wolfcamp “D” interval which is promising but has had few production tests. We will have approximately 6% interest in this initial well, but if successful in establishing economically viable reserves from this interval it would potentially set-up development of as many as 25 additional horizontals on our acreage in Reagan County. In these wells the Company would have a range of interest from 6% to 50% that will average approximately 26% and require future investment of approximately $65 million.

In total, in 2024, we expect to complete 54 new horizontal wells, investing approximately $140 million. We are also preparing to invest approximately $95 million in another 23 horizontal wells to be drilled partially this year and completed in 2025. In addition, we have identified 28 horizontal locations for future development in West Texas that we anticipate to be drilled in the 2026-2027 timeframe and would require a net investment of approximately $67 million. In total, we are planning to invest in excess of $300 million in horizontal development in West Texas over the next several years.

In the Permian Basin of West Texas and eastern New Mexico, we maintain an acreage position of approximately 16,407 gross (9,341 net) acres, 96.4% of which is located in Reagan, Upton, and Martin counties of Texas where our current West Texas horizontal drilling activities are focused. In addition to the wells currently being drilled or completed, we believe this acreage has the resource potential to support the drilling of as many as 190 future horizontal wells.

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

RESULTS OF OPERATIONS

We reported net income of $11.3 million, $6.27 per share, for the three months ended March 2024 compared with $1.4 million, $0.75 per share, for the same period of 2023. The current year net income reflects changes in oil, gas and NGLs sales related to increases in production combined with slightly increased oil commodity prices and lower gas and natural gas liquid commodity prices. The significant components of income and expense are discussed below.

Oil, gas and NGLs sales increased 108.4% to $39 million for the three months ended March 2024 from $18.7 million in the same period of 2023. Sales vary due to changes in volumes of production sold and realized commodity prices. Our oil production increased due to the additional West Texas wells added in the second half of 2023 and the new wells added in the first quarter of 2024. The changes in volumes and prices are presented in the table below. The following table summarizes the primary components of production volumes and average sales prices realized for the three months ended March 31, 2024 and 2023 (excluding realized gains and losses from derivatives).

		Three Months Ended March 31,
	2024	2023	Increase / (Decrease)	Increase / (Decrease)
Barrels of Oil Produced	431,000	193,351	237,649	122.91%
Average Price Received	$77.26	$75.40	$1.86	2.47%
Oil Revenue (In 000’s)	$33,299	$14,578	$18,721	128.42%
Mcf of Gas Sold	1,157,000	801,084	355,916	44.43%
Average Price Received	$1.17	$2.19	$(1.02)	(46.58)%
Gas Revenue (In 000’s)	$1,358	$1,752	$(394)	(22.49)%
Barrels of Natural Gas Liquids Sold	206,000	105,825	100,175	94.66%
Average Price Received	$21.19	$22.62	$(1.43)	(6.32)%
Natural Gas Liquids Revenue (In 000’s)	$4,365	$2,394	$1,971	82.33%
Total Oil & Gas Revenue (In 000’s)	$39,022	$18,724	$20,298	108.41%

Gains or Losses on derivative instruments We do not apply hedge accounting to any of our commodity-based derivatives, thus changes in the fair market value of commodity contracts held at the end of a reported period, referred to as mark-to-market adjustments, are recognized as unrealized gains and losses in the accompanying condensed consolidated statements of operations. As oil and natural gas prices remain volatile, mark-to-market accounting treatment creates volatility in our revenues. Unrealized and realized losses by product are presented in the table below for the three months ended March 31, 2024 and 2023. The Company has no active derivative instruments as of the filing of this report.

	2024	2023
Oil derivatives – gains, net	$-	$179
Natural gas derivatives – gains, net	-	235
Total gains on oil and natural gas derivatives	$-	414

Average oil and gas prices received for the three months ended March 31, including the impact of derivatives were:

	2024	2023
Average sales prices per barrel of oil	$77.26	$76.32
Average sales prices per MCF of gas	$1.17	$2.48
Average sales price Natural Gas Liquids	$21.19	$22.62

Oil and Gas, production and ad valoreum taxes increased $4.1 million or 51.2% from $8 million for the first quarter 2023 to $12.1 million for the first quarter 2024. The change in the overall expenses is reflective of the increase in production costs due to the additional West Texas wells added in the second half of 2023 and the new wells added in the first quarter of 2024.

Field service income decreased $0.1 million or 2.16% for the first quarter 2024 to $3.4 million from $3.5 million for the first quarter 2023 reflects no changes in the current utilization of the field equipment.

Field service expense decreased $0.4 million or 11.6% to $2.8 million for the first quarter 2024 from $3.2 million for the first quarter 2023 due to streamlined overhead operations.

Depreciation, depletion and amortization increased $3.9 million or 60.7% from $6.4 million for the first quarter 2023 to $10.3 million for the first quarter 2024 reflecting the increase production and basis due to the additional West Texas wells added in the second half of 2023 and the new wells added in the first quarter of 2024.

General and administrative expense decreased $0.05 million or 1.5% from $3.1 million for the three months ended March 31, 2024 to $3.05 million for the three months ended March 31, 2024. The costs associated with this caption period remained unchanged.

Interest expense increased $0.03 million or 18.1% from $0.18 million for the first quarter 2023 to $0.21 million for the first quarter 2024. This increase reflects the company’s current borrowings applied to higher interest rates under our revolving credit agreement.

Income tax expense for the March 31, 2024 and 2023 quarters varied due to the change in net income.

LIQUIDITY AND CAPITAL RESOURCES

Maintaining a strong balance sheet and ample liquidity are key components of our business strategy. For 2024, we will continue our focus on preserving financial flexibility and ample liquidity as we manage the risks facing our industry. Our 2024 capital budget is reflective of commodity prices and has been established based on an expectation of available cash flows, with any cash flow deficiencies expected to be funded by borrowings under our revolving credit facility. As we have done historically to preserve or enhance liquidity, we may adjust our capital program throughout the year, divest assets, or enter into strategic joint ventures.

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

Our credit agreement requires us to hedge a portion of our production as forecasted for the PDP reserves included in our borrowing base review engineering reports. If the borrowing base utilization percentage is less than 15% of total available borrowings, the Company is not required to enter into any hedge agreements. As of May 10, 2024, the Company is not required to enter into any hedge agreements. Additional drilling and future development plans will be established based on an expectation of available cash flows from operations and availability of funds under our revolving credit facility.

The Company maintains a Credit Agreement providing for a reserves-based line of credit totaling $300 million, with a current borrowing base of $85 million. As of May 15, 2024, the Company’s outstanding borrowings under this line are $2 million. The bank reviews the borrowing base semi-annually and, at their discretion, may decrease or propose an increase to the borrowing base relative to a re-determined estimate of proved oil and gas reserves. The next borrowing base review is scheduled for June 2024. Our oil and gas properties are pledged as collateral for the line of credit and we are subject to certain financial and operational covenants defined in the agreement. We are currently in compliance with these covenants and expect to be in compliance over the next twelve months. If we do not comply with these covenants on a continuing basis, the lenders have the right to refuse to advance additional funds under the facility and/or declare all principal and interest immediately due and payable. Our borrowing base may decrease as a result of lower natural gas or oil prices, operating difficulties, declines in reserves, lending requirements or regulations, the issuance of new indebtedness or for other reasons set forth in our revolving credit agreement. In the event of a decrease in our borrowing base due to declines in commodity prices or otherwise, our ability to borrow under our revolving credit facility may be limited and we could be required to repay any indebtedness in excess of the re-determined borrowing base.

The majority of our capital spending is discretionary, and the ultimate level of expenditures will be dependent on our assessment of the oil and gas business environment, the number and quality of oil and gas prospects available, the market for oilfield services, and oil and gas business opportunities in general.

The Company has a stock repurchase program in place, spending under this program during the first quarter of 2024 was $2.85 million. The Company expects continued spending under the stock repurchase program in 2024.

The Company’s activities include development and exploratory drilling. Our strategy is to develop a balanced portfolio of drilling prospects that includes lower-risk wells with a high probability of success and higher-risk wells with greater economic potential. Horizontal development of our resource base provides superior returns relative to vertical development due to the ability of each horizontal wellbore to come in contact with a greater volume of reservoir rock across a greater distance, more efficiently draining the reserves with less infrastructure and thus at a lower cost per acre.

In 2023, including 20 wells spud in the fourth quarter of 2023, the Company participated in the drilling of 35 horizontal wells with five operators, 32 of which are located in West Texas and three located in Oklahoma. The Company invested approximately $91 million in these wells and their production facilities, nearly all of which was toward the drilling and completions of the wells in West Texas where we are focused on horizontal drilling of proven pay intervals in the Wolfcamp and Spraberry formations.

On December 31, 2023, we had 12 wells completed that were brought into production in January of 2024. In addition to the $7.9 million invested in these 12 wells in 2023, the Company invested an additional $15.5 million in 2024. Also at the start of 2024, the Company was in the process of drilling and completing 34 wells in West Texas that carry an expense of $80.6 million, and we are planning to participate for 50% in an additional 12 wells to be drilled in 2024 that will require an investment of approximately $43 million. In total, the Company expects to invest $140 million in 54 wells this year and, in 2025, to invest $95 million in an additional 23 wells in West Texas.

During 2023, to supplement cash flow and finance our future drilling programs, the Company sold 368 net mineral acres as well as 7.8 surface acres in Midland County, Texas receiving gross proceeds of $436,050 and recognizing a gain of $47,000. In the first two quarters of 2024, the Company has sold 60 net acres in Lea County, New Mexico, along with minor working interest in 23 wells, receiving gross proceeds of $526,200.

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

Proceeds from these sales in 2023, along with our cash flow, were used to eliminate the Company’s outstanding bank debt as of March 31, 2023. As noted above, as of March 31, 2024, the Company had $4 million in outstanding borrowings and $81 million in availability under this facility.

In the first quarter of 2024, the Company sold 48 net acres in Lea County, New Mexico, along with minor working interest in 23 wells, receiving gross proceeds of $375,600, and early in the second quarter of 2024, the Company sold an additional 12 net acres in Lea County for proceeds of $150,600.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the first three months of 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.         LEGAL PROCEEDINGS

None.

Item 1A.         RISK FACTORS

The Company is a smaller reporting company and no response is required pursuant to this Item.

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities by the Company during the period covered by this report. The following table details the Company’s purchase of shares for the three months ended March 31, 2024.

2024 Month	Number of Shares	Average Price Paid per share	Maximum Number of Shares that May Yet Be Purchased Under The Program at Month—End (1)
January	5,059	$101.73	268,585
February	6,711	$95.58	261,874
March	18,085	$92.04	243,789
Total/Average	29,855	$94.48

(1)

In December 1993, we announced that the Board of Directors authorized a stock repurchase program whereby we may purchase outstanding shares of the common stock from time-to-time, in open market transactions or negotiated sales. On October 31, 2012, June 13, 2018 and June 7, 2023, the Board of Directors of the Company approved an additional 500,000, 200,000 and 300,000 shares respectively, of the Company’s stock to be included in the stock repurchase program. A total of 4,000,000 shares have been authorized to date under this program. Through March 31, 2024, a total of 3,756,211 shares have been repurchased under this program for $92,808,168 at an average price of $24.71 per share. Additional purchases of shares may occur as market conditions warrant. We expect future purchases will be funded with internally generated cash flow or from working capital.

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

4.1

PrimeEnergy Resources Corporation Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, (filed as exhibit 4.1 of PrimeEnergy Resources Corporation Form 10-K for the year Ended December 31, 2023, and incorporated by reference).

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

97.1

PrimeEnergy Resources Corporation Compensation Recoupment (CLAWBACK) Policy, filed as exhibit 97.1 of PrimeEnergy Resources Corporation Form 10-K for the Year Ended December 31, 2023, and incorporated by reference).

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

PrimeEnergy Resources Corporation
(Registrant)

May 17, 2024	/s/ Charles E. Drimal, Jr.
(Date)	Charles E. Drimal, Jr.
President
Principal Executive Officer

/s/ Beverly A. Cummings
May 17, 2024	Beverly A. Cummings
Executive Vice President
Principal Financial Officer