Form 10-Q
period 2024-06-30
PRIMEENERGY RESOURCES CORP
filed 2024-08-14
CIK 56868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

The number of shares outstanding of each class of the Registrant’s Common Stock as of August 14, 2024 was: Common Stock, $0.10 par value 1,751,771 shares.

PrimeEnergy Resources Corporation

Index to Form 10-Q

June 30, 2024

Page

Definitions of Certain Terms and Conventions Used Herein
Cautionary Statement Concerning Forward-Looking Statements
Part I—Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets – June 30, 2024 and December 31, 2023	1
Consolidated Statements of Income – For the three and six months ended June 30, 2024 and 2023	2
Consolidated Statements of Equity – For the three and six months ended June 30, 2024 and 2023	3
Consolidated Statements of Cash Flows – For the six months ended June 30, 2024 and 2023	4
Notes to Consolidated Financial Statements – June 30, 2024	5-8
Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operation	9-18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	18
Item 4. Controls and Procedures	18
Part II - Other Information
Item 1. Legal Proceedings	19
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults Upon Senior Securities	19
Item 4. Reserved	19
Item 5. Other Information	19
Item 6. Exhibits	20
Signatures	21

Definitions of Certain Terms and Conventions Used Herein

Within this Report, the following terms and conventions have specific meanings:

Measurements.

●	“Bbl” means a standard barrel containing 42 United States gallons.

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

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

PRIMEENERGY RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS – Unaudited

(Thousands of dollars, except share data)

	June 30, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$2,015	$11,061
Accounts receivable, net	45,488	20,301
Prepaid obligations	1,402	376
Other current assets	5	38
Total Current Assets	48,910	31,776
Property and Equipment
Oil and gas properties at cost	713,764	659,792
Less: Accumulated depletion and depreciation	(431,920)	(406,913)
	281,844	252,879
Field and office equipment at cost	27,089	26,955
Less: Accumulated depreciation	(23,972)	(23,715)
	3,117	3,240
Total Property and Equipment, Net	284,961	256,119
Other Assets	890	673
Total Assets	$334,761	$288,568

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$19,511	$15,424
Accrued property cost	44,422	33,264
Accrued liabilities	15,652	15,349
Due to related parties	141	80
Current portion of asset retirement and other long-term obligations	816	692
Total Current Liabilities	80,542	64,809
Asset Retirement Obligations	14,779	14,707
Deferred Income Taxes	52,316	47,236
Other Long-Term Obligations	829	866
Total Liabilities	148,466	127,618
Commitments and Contingencies
Equity
Common stock, $.10 par value; 2024 and 2023: Authorized: 2,810,000 shares, outstanding 2024: 1,762,054; shares outstanding 2023: 1,820,100 shares	281	281
Paid-in capital	7,555	7,555
Retained earnings	236,720	205,669
Treasury stock, at cost; 2024: 1,047,946 shares; 2023: 989,900 shares	(58,261)	(52,555)
Total Equity	186,295	160,950
Total Liabilities and Equity	$334,761	$288,568

The accompanying Notes are an integral part of these Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME – Unaudited

Three and Six Months Ended June 30, 2024 and 2023

(Thousands of dollars, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Oil	$56,234	$20,968	$89,533	$35,546
Natural gas	82	1,228	1,440	2,980
Natural gas liquids	5,374	2,780	9,739	5,174
Field service income	2,911	4,631	6,310	8,105
Interest and other income, net	19	59	157	211
Gain on derivative instruments, net	0	0	0	414
Gain on disposition of assets, net	205	6,053	636	6,104
Total revenues	64,825	35,719	107,815	58,534

Costs and expenses:
Oil and gas production	12,416	7,718	21,546	13,273
Production and ad valorem taxes	3,698	1,444	6,651	3,863
Field service	2,472	3,367	5,273	6,534
Depreciation, depletion and amortization	17,294	7,511	27,614	13,933
Accretion of discount on asset retirement obligations	171	184	342	367
General and administrative expense	3,863	2,270	6,920	5,372
Interest	236	113	451	295
Total costs and expenses	40,150	22,607	68,797	43,637

Income before taxes	24,675	13,112	39,018	14,897
Income tax provision	4,943	3,022	7,967	3,397
Net income	$19,732	$10,090	$31,051	$11,500

Net income per share attributable to common stockholders:
Basic	$11.08	$5.35	$17.31	$6.14
Diluted	$7.77	$3.82	$12.16	$4.37
Weighted average shares outstanding:
Basic	1,780,593	1,885,684	1,793,640	1,871,474
Diluted	2,540,322	2,643,952	2,553,147	2,629,771

The accompanying Notes are an integral part of these Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY – Unaudited

Three and Six Months Ended June 30, 2024 and 2023

(Thousands of dollars, except share amounts)

	Common Stock		Additional
	Shares Outstanding	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2023	1,820,100	$281	$7,555	$205,669	$(52,555)	$160,950
Purchase of treasury stock	(29,855)	—	—	—	(2,849)	(2,849)
Net income	—	—	—	11,319	—	11,319
Balance at March 31, 2024	1,790,245	$281	$7,555	$216,988	$(55,404)	$169,420
Purchase of treasury stock	(28,191)	—	—	—	(2,857)	(2,857)
Net income	—	—	—	19,732	—	19,732
Balance at June 30, 2024	1,762,054	$281	$7,555	$236,720	$(58,261)	$186,295

	Common Stock		Additional
	Shares Outstanding	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2022	1,901,000	$281	$7,555	$177,566	$(45,049)	$140,353
Purchase of treasury stock	(31,440)			--	(2,748)	(2,748)
Net income	—	—	—	1,410	—	1,410
Balance at March 31, 2023	1,869,560	$281	$7,555	$178,976	$(47,797)	$139,015
Purchase of treasury stock	(29,060)	—	—	—	(2,616)	(2,616)
Net income	—	—	—	10,090	—	10,090
Balance at June 30, 2023	1,840,500	$281	$7,555	$189,066	$(50,413)	$146,489

The accompanying Notes are an integral part of these Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

Six Months Ended June 30, 2024 and 2023

(Thousands of dollars)

	2024	2023
Cash Flows from Operating Activities:
Net Income	$31,051	$11,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	27,614	13,933
Accretion of discount on asset retirement obligations	342	367
Gain on sale and exchange of assets	(636)	(6,104)
Unrealized gain on derivative instruments, net	0	(980)
Provision for deferred income taxes	5,080	2,571
Changes in assets and liabilities:
Accounts receivable	(25,187)	(14,641)
Due from related parties	0	185
Due to related parties	61	0
Prepaids obligations	(1,026)	27,571
Other current assets	33	0
Accounts payable	4,087	5,548
Accrued property costs	11,158	8,995
Accrued liabilities	303	(13,645)
Other long-term liabilities	(470)	(85)
Net Cash Provided by Operating Activities	52,410	35,432

Cash Flows from Investing Activities:
Capital expenditures, including exploration expense	(56,386)	(47,017)
Proceeds from sale of properties and equipment	636	6,459
Net Cash Used in Investing Activities	(55,750)	(40,558)

Cash Flows from Financing Activities:
Purchase of stock for treasury	(5,706)	(5,364)
Proceeds from long-term bank debt	30,500	4,000
Repayment of long-term bank debt and other long-term obligations	(30,500)	(15,000)
Net Cash Used in Financing Activities	(5,706)	(16,364)
Net Decrease in Cash and Cash Equivalents	(9,046)	(21,490)
Cash and Cash Equivalents at the Beginning of the Period	11,061	26,543
Cash and Cash Equivalents at the End of the Period	$2,015	$5,053

Supplemental Disclosures:
Income taxes paid during the year	$101	$9,000
Interest paid during the year	$390	$337

The accompanying Notes are an integral part of these Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(1)	Basis of Presentation:

The accompanying condensed consolidated financial statements of PrimeEnergy Resources Corporation (“PrimeEnergy” or the “Company”) have not been audited by independent public accountants. Pursuant to applicable Securities and Exchange Commission (“SEC”) rules and regulations, the accompanying interim financial statements do not include all disclosures presented in annual financial statements and the reader should refer to the Company’s Form 10-K for the year ended December 31, 2023. In the opinion of management, the accompanying interim consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s consolidated balance sheets as of June 30, 2024, and December 31, 2023, the consolidated results of operations, cash flows and equity for the six months ended June 30, 2024, and 2023.

As of June 30, 2024, PrimeEnergy’s significant accounting policies are consistent with those discussed in Note 1—Description of Operations and Significant Accounting Policies of its consolidated financial statements contained in PrimeEnergy’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation. The results for interim periods are not necessarily indicative of annual results. For purposes of disclosure in the consolidated financial statements, subsequent events have been evaluated through the date the statements were issued.

(2)	Acquisitions and Dispositions

In the first quarter of 2024, the Company sold 48 net acres in Lea County, New Mexico, along with minor working interest in 23 non-operated wells, receiving gross proceeds of $375,600, and in the second quarter of 2024, sold an additional 12 net acres in Lea County for proceeds of $150,600. Also in the second quarter of 2024, we farmed out certain acreage in east Texas for $55,000.

In the first quarter of 2023, the Company sold 7.8 surface acres in Midland County, Texas receiving gross proceeds of $436,050 and recognizing a gain of $47,000 and in the second quarter of 2023, the Company acquired 55 net acres in the South Stiles area of Reagan County, Texas for $605,000, and in a separate agreement also in Reagan County, the Company sold 320 non-core acres for proceeds of $6,000,000.

(3) Additional Balance Sheet Information:

Certain balance sheet amounts are comprised of the following:

(Thousands of dollars)	June 30, 2024	December 31, 2023
Accounts Receivable:
Joint interest billing	$2,750	$2,560
Trade receivables	1,843	2,345
Oil and gas sales	40,465	14,457
Taxes	1,078	1,458
Other	26	155
	46,162	20,975
Less: Allowance for credit losses	(674)	(674)
Total	$45,488	$20,301
Accounts Payable:
Trade	$14,067	$9,847
Royalty and other owners	4,237	4,405
Partner advances	976	946
Other	231	226
Total	$19,511	$15,424
Accrued Liabilities:
Compensation and related expenses	$5,813	$10,324
Taxes	5,259	929
Lease operating costs	4,266	3,898
Other	314	198
Total	$15,652	$15,349

(4)	Long-Term Debt:

Bank Debt:

On July 5, 2022, the Company and its lenders entered into a Fourth Amended and Restated Credit Agreement (the “2022 Credit Agreement”) with a maturity date of June 1, 2026. Under the 2022 Credit Agreement, the Company has a revolving line of credit and letter of credit facility of up to $300 million subject to a borrowing base that is determined semi-annually by the lenders based upon the Company’s consolidated financial statements and the estimated value of the Company’s oil and gas properties, in accordance with the Lenders’ customary practices for oil and gas loans. The initial borrowing base of the agreement was $75 million. The credit facility is secured by substantially all of the Company’s oil and gas properties. The 2022 Credit Agreement includes terms and covenants that require the Company to maintain a minimum current ratio and total indebtedness to EBITDAX (earnings before depreciation, depletion, amortization, taxes, interest expense and exploration costs) ratio, as defined, and restrictions are placed on the payment of dividends, the amount of treasury stock the Company may purchase, and commodity hedge agreements.

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

Effective February 9, 2024, the Company and its lenders entered into the Second Amendment to the 2022 Credit Agreement. This amendment included an increase of the Borrowing Base from $65 million to $85 million.

As of June 30, 2024, the borrowing base was $85 million and the Company had no outstanding borrowings under the Credit Facility.

Effective July 29, 2024, the Company and its lenders entered into the Third Amendment to the 2022 Credit Agreement. This amendment included an increase of the Borrowing Base from $85 million to $115 million and will remain in effect until the next scheduled redetermination date in accordance with the Credit Agreement.

As of August 14, 2024, the Company had $10 million of outstanding borrowings and $105 million available under the credit facility.

(5)	Other Long-Term Obligations and Commitments:

Operating Leases:

The Company leases office facilities under operating leases and recognizes lease expense on a straight-line basis over the lease term. Lease assets and liabilities are initially recorded at commencement date based on the present value of lease payments over the lease term. As most of the Company’s lease contracts do not provide an implicit discount rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The weighted average discount rate used was 9.69%. Certain leases may contain variable costs above the minimum required payments and are not included in the right-of-use assets or liabilities. Leases may include renewal, purchase or termination options that can extend or shorten the term of the lease. The exercise of those options is at the Company’s sole discretion and is evaluated at inception and throughout the contract to determine if a modification of the lease term is required.

Operating lease costs for the six months ended June 30, 2024 and 2023 were $370 thousand and $347 thousand, respectively. Cash payments included in the operating lease cost for the six months ended June 30, 2024 and 2023 were $391 thousand and $365 thousand, respectively. The weighted-average remaining operating lease terms as of June 30, 2024 and 2023 were 5.19 months and 8.18 months, respectively. The Company acquired and amended certain leases for office space in Texas providing for future payments of $401 thousand in 2024, and $149 thousand in 2025.

Rent expense for office space for the six months ended June 30, 2024 and 2023 was $441 thousand and $346 thousand, respectively.

The payment schedule for the Company’s operating lease obligations as of June 30, 2024 is as follows:

(Thousands of dollars)	Operating Leases
2024	$401
2025	149

Total undiscounted lease payments	$550
Less: Amount associated with discounting	(49)
Total net operating lease liabilities	$501
Less: Current portion asset retirement and other long-term obligations	(501)
Non-current portion included in Other long-term obligations	$0

Asset Retirement Obligation:

A reconciliation of the liability for plugging and abandonment costs for the months ended June 30, 2024 is as follows:

(Thousands of dollars)	June 30, 2024
Asset retirement obligation at December 31, 2023	$15,153
Net wells placed on production	70
Liabilities settled	(471)
Accretion of discount	342
Asset retirement obligation at June 30, 2024	$15,094
Less current portion of asset retirement obligations	(315)
Asset retirement obligations, long-term	$14,779

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

In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. At June 30, 2024 and 2023, remaining options held by two key executive officers on 767,500 shares were outstanding and exercisable at prices ranging from $1.00 to $1.25. According to their terms, the options have no expiration date.

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

The significant unobservable inputs for Level 3 derivative contracts include basis differentials and volatility factors. An increase (decrease) in these unobservable inputs would result in an increase (decrease) in fair value, respectively. The Company does not have access to the specific assumptions used in its counterparties’ valuation models. Consequently, additional disclosures regarding significant Level 3 unobservable inputs would not be provided. As of the balance sheet reporting dates of June 30, 2024 and December 31, 2023, the Company had no active derivative instruments.

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

The following table sets forth the effect of derivative instruments on the consolidated statements of income for the six months ended June 30, 2024 and 2023:

		Amount of gain/loss recognized in income
(Thousands of dollars)	Location of gain/loss recognized in income	2024	2023
Derivatives not designated as cash-flow hedge instruments:
Natural gas commodity contracts	Gain on derivative instruments, net	0	235
Crude oil commodity contracts	Gain on derivative instruments, net	0	179
		$0	$414

(10)	Earnings Per Share:

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

	Six Months Ended June 30,
	2024			2023
	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Loss (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount
Basic	$31,051	1,793,640	$17.31	$11,500	1,871,474	$6.14
Effect of dilutive securities:
Options (a)		759,507		—	758,297

Diluted	$31,051	2,553,147	$12.16	$11,500	2,629,771	$4.37

	Three Months Ended June 30,
	2024			2023
	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Loss (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount
Basic	$19,732	1,780,593	$11.08	$10,983	1,885,684	$5.35
Effect of dilutive securities:
Options (a)	0	759,729		0	758,268

Diluted	$19,732	2,540,322	$7.77	$10,983	2,643,952	$3.82

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our cash flows depend on many factors, including the price of oil and gas, the success of our acquisition and drilling activities, and the operational performance of our producing properties. On occasion, we will use derivative instruments to manage our commodity price risk. This practice may prevent us from receiving the full advantage of increases in oil and gas prices above the maximum fixed amount specified in the derivative agreements and subjects us to the credit risk of the counterparties to such agreements. When used, our derivative contracts are accounted for under mark-to-market accounting and we can expect volatility in gains and losses on contracts in our consolidated statement of operations as changes occur in the NYMEX price indices. We currently have no derivative contracts and do not intend to enter into future derivative contracts unless required to do so for our bank line of credit, or we believe we would significantly benefit from near-term price stability.

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

The Company is actively developing additional reserves of its leasehold acreage positions in Texas and Oklahoma. In the Permian Basin of West Texas and eastern New Mexico the Company maintains an acreage position of approximately 16,491 gross (9,383 net) acres, 96% of which is located in Reagan, Upton, Martin, and Midland counties of Texas where our current horizontal drilling activity is focused. We believe this acreage has significant resource potential in the Spraberry and Wolfcamp intervals for additional horizontal drilling that could support the drilling of as many as 190 additional horizontal wells. In Oklahoma, we maintain an acreage position of approximately 46,960 gross (10,097 net) acres. Our Oklahoma horizontal development is focused primarily in Canadian, Kingfisher, Grady, and Garvin counties. We believe approximately 2,355 net acres in these counties hold significant additional resource potential that could support the drilling of as many as 38 new horizontal wells based on an estimate of four wells per section, two in the Mississippian and two in the Woodford Shale. Should we choose to participate with a working interest in future development, our share of these future capital expenditures would be approximately $30 million at an average 10% ownership level.

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

In two of our producing regions we have field service groups to service our operated wells and locations as well as third-party operators in the area. These services consist of well service support, site preparation and construction services for drilling and workover operations. Our operations are performed utilizing workover or swab rigs, water transport trucks, saltwater disposal facilities, various land excavating equipment and trucks we own and that are operated by our field employees.

Gulf Coast Region

Our development, exploitation, exploration and production activities in the Gulf Coast region are primarily concentrated in southeast Texas. This region is managed from our office in Houston, Texas. Principal producing intervals are in the Yegua and Wilcox formations at depths ranging from 3,000 to 12,500 feet. We had 114 producing wells (21 net) in the Gulf Coast region as of December 31, 2023, of which 28 wells are operated by us. Average net daily production in our Gulf Coast Region at year-end 2023 was 173 Boe. At December 31, 2023, we had 563 MBoe of proved reserves in the Gulf Coast region, which represented 2% of our total proved reserves. We maintain an acreage position of over 7,468 gross (4,699 net) acres in this region, primarily in Colorado, Newton, and Polk counties. We operate a field service group in this region from a field office in Carrizo Springs, Texas utilizing two workover rigs, twenty water transport trucks, two hot-oil trucks, a cement truck, and two saltwater disposal wells to provide oil field services for third-party operators in South Texas. At this time, the Gulf Coast region has no operated wells in the process of being drilled, no waterfloods in the process of being installed and no other related activities of material importance.

Mid-Continent Region

Our Mid-Continent activities are concentrated in central Oklahoma. This region is managed from our office in Oklahoma City, Oklahoma. As of December 31, 2023, we had 511 producing wells (132 net) in the Mid-Continent area, of which 128 wells are operated by us. Principal producing intervals are in the Robberson, Avant, Skinner, Sycamore, Bromide, McLish, Hunton, Mississippian, Oswego, Red Fork, and Chester formations at depths ranging from 1,100 to 10,500 feet. The average net daily production in our Mid-Continent Region in 2023 was 831 Boe. On December 31, 2023, we had 2,210 MBoe of proved reserves in the Mid-Continent area, representing 8% of our total proved reserves. We maintain an acreage position of approximately 46,960 gross (10,097 net) acres in this region, primarily in Canadian, Kingfisher, Garfield, Major, and Garvin counties. Our Mid-Continent region is actively participating with third-party operators in the horizontal development of lands that include Company-owned interest in several counties in the Stack and Scoop plays of Oklahoma where drilling is primarily targeting reservoirs of the Mississippian and Woodford formations. These Oklahoma counties that are our primary focus for horizontal development are Canadian, Kingfisher, Grady, and Garvin.

West Texas Region

West Texas activities are concentrated in the Permian Basin in Texas and New Mexico. The oil and gas in this basin are produced primarily from five intervals; the Upper and Lower Spraberry, the Wolfcamp, the Strawn, and the Atoka, at depths ranging from 6,700 feet to 11,300 feet. This region is managed from our office in Midland, Texas. As of December 31, 2023, we had 647 wells (275 net) in the West Texas area, of which 334 wells are operated by us. Principal producing intervals are in the Spraberry, Wolfcamp, and San Andres formations at depths ranging from 4,200 to 12,500 feet. The average net daily production in Our West Texas Region at year-end 2023 was 6,172 Boe. On December 31, 2023, we had 26,267 MBoe of proved reserves in the West Texas area, or 90% of our total proved reserves. We maintain an acreage position of approximately 16,491 gross (9,383 net) acres in the Permian Basin in West Texas, primarily in Reagan, Upton, Martin, and Midland counties and believe this acreage has significant resource potential for horizontal drilling in the Spraberry, Jo Mill, and Wolfcamp intervals. We operate a field service group in this region utilizing nine workover rigs, three hot oiler trucks, and one kill truck. Oil field support is provided for drilling and workover operations both to third-party operators as well as for our own operated wells and locations.

As of June 30, 2024, the Company was participating in the completion of 12 horizontal wells in Reagan County, Texas with an average 50% interest and 4.08% in one well in Upton County, Texas. Combined, we expect to spend approximately $44 million in these horizontals and their associated facilities. These wells will be put on production in the third quarter.

In total in 2024, we expect to complete 56 new horizontal wells, investing approximately $141 million. We are also preparing to invest approximately $84 million in another 30 horizontal wells to be drilled and completed in 2025. In addition, we have identified 21 horizontal locations for future development in West Texas that we anticipate to be drilled in the 2026-2027 timeframe and would require a net investment of approximately $69 million.

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

During 2021, in West Texas, we participated with Apache in the drilling of three additional horizontals on the Kashmir Tract in Upton County, Texas and completed these three wells in September of 2021 along with six other wells drilled in 2020 on the same lease that were drilled but uncompleted at year-end. The Company has an average of 47.8% interest in these nine wells and invested approximately $30 million in these horizontal wells. Also in 2021, the Company participated with Ovintiv USA for 11.25% interest in four two-mile horizontal wells in Canadian County, Oklahoma. Twelve of these thirteen horizontal wells were successfully completed and placed into production in the fourth quarter of 2021. One of the Ovintiv wells had a casing leak issue and has been temporarily abandoned. The Company invested approximately $32 million in these thirteen wells. In addition, in 2021, the Company added minor reserves through over-riding royalty interest in two wells drilling and completed in Grady County, Oklahoma.

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

In 2022, the Company participated in eight horizontal wells that were drilled and completed; four located in Irion County, West Texas, operated by SEM Operating Company, in which we have 10.13% interest, and four located in Canadian County, Oklahoma, operated by Ovintiv USA, in which we have an average 9% interest. Our investment in these eight wells was approximately $4 million and all were brought on production in August of 2022. In addition, the Company added reserves through 15 wells in which we have various minor over-riding royalty interest. Eight of these wells are located in West Texas and seven are located in Oklahoma.

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

At year-end 2022, the Company had 6,366 Mboe of proved undeveloped reserves attributable to 25 horizontal wells, including the 20 West Texas wells spud in the fourth quarter of 2022 described above, three Ovintiv “Redhead” wells not yet drilled in Canadian County, Oklahoma, and two Apache “MT. Moran” wells planned in Upton County, Texas.

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

Natural gas prices, based on the twelve-month average of the first of the month Henry Hub index price, were $2.64 per MMBtu in 2023 as compared to $6.36 per MMBtu in 2022 and $3.60 per MMBtu in 2021. Oil prices, based on the West Texas Intermediate (WTI) Light Sweet Crude first-of-the-month average spot price, were $78.22 per barrel in 2023 as compared to $93.67 per barrel in 2022, and $66.56 per barrel in 2021. Since January 1, 2023, we have not filed any estimates of our oil and gas reserves with, nor were any such estimates included in any reports to, any federal authority or agency, other than the Securities and Exchange Commission.

RECENT ACTIVITIES

The Company’s activities include development and exploratory drilling. Our strategy is to develop the Company’s extensive oil and gas reserves primarily through horizontal drilling. This strategy includes targeting reservoirs with high initial production rates and cash flow as well as targeting reservoirs with lower initial production rates but with higher expected return on investment. We believe that with today’s technology horizontal development of our reserves provides superior economic results as compared to vertical development by delivering higher production rates through greater contact and stimulation of a larger volume of reservoir rock while minimizing the surface footprint required to develop those same reserves.

Maintaining a strong balance sheet and ample liquidity are key components of our business strategy. Through 2024, we will focus on preserving financial flexibility and liquidity as we manage the risks facing our industry. Our capital budget for the year is reflective of current commodity prices and has been established based on an expectation of available cash flows, with any cash flow deficiencies expected to be funded by borrowings under our revolving credit facility. As we have done historically to preserve or enhance liquidity, we may adjust our capital program throughout the year, divest non-strategic assets, or enter into strategic joint ventures.

Horizontal development of our leasehold acreage has continued at a fast pace, particularly in West Texas, where in 2023 we participated with Double Eagle, Apache, Civitas, and ConocoPhillips in the drilling and completion of 32 new horizontal wells, and in Oklahoma in 2023, participated with Ovintiv USA with a minor interest in three 3-mile-long horizontal laterals. Now in 2024, we are on track to complete 56 new horizontal wells and participate in an additional six wells expected to be spud in the fourth quarter.

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

In Reagan County, in 2023, we participated with Hibernia Energy II (Now Civitas) in ten 2-mile-long horizontals having 25% interest and investing $25.6 million in our “Brynn” wells that began production in April 2023. Also in Reagan County, we participated with DE IV, LLC (Double Eagle) in 15 horizontals: five 2-mile-long laterals in which we have nearly 50% interest, called the “Prime East” wells that were placed on production in May 2023, another six 2-mile-long laterals in which we have 7% interest, our “Studley AV” wells, that were brought on production in December 2023, and four 2.5-mile laterals with 20% interest, part of our “Studley CKO” wells, that were completed in December 2023 but not put online until January 2024. All twelve “Studley CKO” wells were brought on production in January 2024 and were included in the 2023 year-end reserve report as proved developed non-producing.

Also in 2023, in Upton County, Texas we participated for 50% interest in two 3-mile-long horizontals operated by Apache. These wells were brought into production in October 2023 and we invested approximately $17 million in these wells and their associated facilities. In Martin County, Texas we participated with ConocoPhillips for 20.8% interest in five 2.5-mile-long horizontal laterals, investing approximately $12 million. These five wells were completed and brought online in September 2023. Also in 2023, in Oklahoma, the Company joined Ovintiv USA in the drilling of three 3-mile-long horizontals located in Canadian County with 2% interest, invested approximately $645,000.

In the first quarter of 2024, in Reagan County, Texas, with Double Eagle, we have completed eight “Studley CKO” 2.5-mile horizontals with an average 19.7% interest, investing $15.5 million, as well as three “O’Bannon” horizontals with 8.2% interest and two “Pink Floyd” horizontals with less than 1% interest. These five are also 2.5-mile-long laterals and in them we have invested approximately $2.6 million. Also in the first quarter, participating with Civitas Resources, an additional nine 2-mile-long horizontals were completed. In these “Christi” wells we have approximately 40% working interest and invested $29 million. All 12 “Studley CKO” wells were brought into production in the first quarter.

In the Second Quarter of 2024, the Company has completed nine additional wells in Reagan County, Texas: three more “O’Bannon” wells, and six “Kramer” wells. In these nine 2.5-mile-long-horizontals, the Company has an average 8.3% ownership and invested approximately $7.5 million. These nine wells, along with the three “O’Bannon” wells completed in the first quarter, were brought on line in April. Also in April nine “Christi” wells were brought on production. In addition to these wells brought on production in April, the Company is participating with 37.5% interest in five more “Christi” wells operated by Civitas and with 50% interest in six “Prime West” wells operated by Double Eagle. The estimated cost for the remaining five “Christi” wells and the six Prime West wells is $14 million and $23.9 million respectively. These 11 wells were stimulated and put on production in May. In April of this year, participating with Double Eagle, the Company spud 12 wells in Reagan County, Texas. In these 12 “Honey RF” wells the Company has 50% working interest and will invest approximately $43.5 million. These wells are in the process of being stimulated and we anticipate them to be finished with completion and on production in the third quarter of 2024.

In May, together with Double Eagle, we spud a 2-mile-long horizontal test well in Reagan County, Texas targeting the Wolfcamp “D” interval which showed promise but had few production tests. This well began production in mid-June, however, it will take three to six months or more to determine if it has confirmed the Wolfcamp “D” as an economically viable target.

In this well we have approximately 6% interest. If commercially viable, this interval would potentially set-up the development of as many as 25 additional horizontals on our acreage in Reagan County. In such a development program, the Company would have a range of interest from 6% to 50%, with an average of approximately 26%, and require future investment of approximately $65 million.

In total, in 2024, we expect to complete 56 new horizontal wells, investing approximately $141 million. We are also preparing to invest approximately $84 million in another 30 horizontal wells to be spud in 2024 or 2025 and be completed and put on production in 2025. In addition, we have identified 21 horizontal locations for future development in West Texas that we anticipate to be drilled in the 2026-2027 timeframe which would require a net investment of approximately $69 million. In total, we anticipate investing more than $300 million in horizontal development in West Texas from January 2024 through December 2027.

In the Permian Basin of West Texas and eastern New Mexico, we maintain an acreage position of approximately 16,491 gross (9,383 net) acres, 96.4% of which is located in Reagan, Upton, and Martin counties of Texas where our current West Texas horizontal drilling activities are focused. In addition to the wells currently being drilled or completed, we believe this acreage has the resource potential to support the drilling of as many as 190 future horizontal wells.

In Oklahoma, we are focused on the development of our reserves in Canadian, Kingfisher, Grady, and Garvin counties where we have approximately 4,073 net leasehold acres in the Scoop/Stack Play. Of this acreage, we believe 2,355 net leasehold acres hold significant additional resource potential that could support the drilling of as many as 38 new horizontal wells based on an estimate of four wells per multi-section drilling unit, two in the Mississippian and two in the Woodford Shale. Proposals may be received on the remaining 2,017 acres, however, rather than participate we may choose to sell the acreage or farm-out, receiving cash and retaining an over-riding royalty interest. In regard to 14 newly drilled wells in 2023, for which we chose to farm-out our working interest, five of these wells were completed in March 2024 and put on production, and the other nine wells are being completed at present and should be put on production in late August 2024. Thus far in 2024, there have been no additional development wells proposed.

RESULTS OF OPERATIONS

We reported net income of $31.05 million, or $17.31 per share, and $19.73 million, or $11.08 per share for the six and three months ended June 30, 2024, respectively, as compared to $11.5 million, or $6.14 per share and $10.1 million, or $5.35 per share for the six and three months ended June 30, 2023, respectively. Current year net income reflects increases in production and oil commodity prices combined with lower gas and natural gas liquid commodity prices over the three and six months ended June 30, 2024~~.~~ The significant components of income and expense are discussed below.

Oil, gas and NGLs sales increased $36.7 million, or 147.00% to $61.69 million for the three months ended June 30, 2024, from $24.98 million for the three months ended June 30, 2023, and $57.01 million, or 130.46% to $100.70 million for the six months ended June 30, 2024, from $43.7 million for the six months ended June 30, 2023. Sales vary due to changes in volumes of production sold and realized commodity prices. As discussed within our recent activities the Company had a significant number of wells come online throughout the first six months of the year which greatly enhanced our production.

The following tables summarize the primary components of production volumes and average sales prices realized for the three and six months ended June 30, 2024 and 2023 (excluding realized gains and losses from derivatives).

		Six months ended June 30,
	2024	2023	Increase / (Decrease)	Increase / (Decrease)
Barrels of Oil Produced	1,126,000	490,373	635,627	129.62%
Average Price Received	$79.51	$72.49	$7.02	9.68%
Oil Revenue (In 000’s)	$89,533	$35,546	$53,987	151.88%
Mcf of Gas Sold	2,886,000	1,685,540	1,200,460	71.22%
Average Price Received	$0.50	$1.77	$(1.27)	(71.75)%
Gas Revenue (In 000’s)	$1,440	$2,980	$(1,540)	(51.68)%
Barrels of Natural Gas Liquids Sold	480,000	251,484	228,516	90.87%
Average Price Received	$20.29	$20.57	$(0.28)	(1.36)%
Natural Gas Liquids Revenue (In 000’s)	$9,739	$5,174	$4,565	88.23%
Total Oil & Gas Revenue (In 000’s)	$100,712	$43,700	$57,012	130.46%

		Three months ended June 30,
	2024	2023	Increase / (Decrease)	Increase / (Decrease)
Barrels of Oil Produced	695,000	297,022	397,978	133.99%
Average Price Received	$80.91	$70.59	$10.32	14.62%
Oil Revenue (In 000’s)	$56,234	$20,968	$35,266	168.19%
Mcf of Gas Sold	1,729,000	884,456	844,544	95.49%
Average Price Received	$0.05	$1.39	$(1.34)	(96.40)%
Gas Revenue (In 000’s)	$82	$1,228	$(1,146)	(93.32)%
Barrels of Natural Gas Liquids Sold	274,000	145,659	128,341	88.11%
Average Price Received	$19.61	$19.09	$0.52	2.72%
Natural Gas Liquids Revenue (In 000’s)	$5,374	$2,780	$2,594	93.31%
Total Oil & Gas Revenue (In 000’s)	$61,690	$24,976	$36,714	147.00%

Oil, Natural Gas and NGL Derivatives. We do not apply hedge accounting to any of our commodity-based derivatives, thus changes in the fair market value of commodity contracts held at the end of a reported period, referred to as mark-to-market adjustments, are recognized as unrealized gains and losses in the accompanying consolidated statements of income. As oil and natural gas prices remain volatile, mark-to-market accounting treatment creates volatility in our revenues. Unrealized and realized losses by product are presented in the table below for the six months ended June 30, 2024 and 2023. The Company has no active derivative instruments as of the filing of this report.

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Oil derivatives – gains, net	$0	$179
Natural gas derivatives – gains, net	0	235
Total gains on oil and natural gas derivatives	$0	$414

Average oil and gas prices received for the six months ended June 30, 2024 and 2023, including the impact of derivatives were:

	2024	2023
Average sales prices per barrel of oil	$79.51	$71.28
Average sales prices per MCF of gas	$0.50	$1.78
Average sales price Natural Gas Liquids	$20.29	$20.57

Oil and gas production expense increased $4.7 million, or 60.87% to $12.4 million for the three months ended June 30, 2024 from $7.7 million for the three months ended June 30, 2023, and $8.3 million, or 62.33% to $21.6 million for the six months ended June 30, 2024 from $13.3 million for the six months ended June 30, 2023. These changes reflect the cost savings related to wells that have been plugged offset by rising service costs and additional costs related to the new wells that have been placed on production.

Production and ad valorem taxes increased $2.3 million, or 156.09% to $3.7million for the three months ended June 30, 2024 from $1.4 million for the three months ended June 30, 2023, and $2.8 million, or 72.17% to $6.7 million for the six months ended June 30, 2024 from $3.9 million for the six months ended June 30, 2023. These increased reflect the increases in oil and natural gas liquid revenues partially offset by lower gas revenues in the related periods.

Field service income decreased $1.7 million or 37.14% to $2.9 million for the second quarter 2024 from $4.6 million for the second quarter 2023 and $1.8 million, or 22.15% to $6.3 million for the six months ended June 30, 2024 from $8.1 million for the six months ended June 30, 2023. Workover rig services, hot oil treatments, saltwater hauling, and disposal represent the bulk of our field service operations. These changes reflect decreases in equipment utilization.

Field service expense decreased $0.9 million or 26.58% to $2.5 million for the second quarter 2024 from $3.4 million for the second quarter 2023 and $1.3 million, or 19.30% to $5.2 million for the six months ended June 30, 2024 from $6.5 million for the six months ended June 30, 2023. Field service expenses primarily consist of wages and vehicle operating expenses which have declined as a reflection of decreased equipment utilization.

Depreciation, depletion and amortization expense increased $13.7 million or 98.19% to $27.6 million for the six months ended June 30, 2024 from $13.9 million for the six months ending June 30, 2023 and increased $9.8 million, or 130.25% to $17.3 million for the second quarter 2024 from $7.5 million for the second quarter 2023. This increase reflects the expense related to the new wells placed on production during both quarters of 2024.

General and administrative expense increased $1.5 million, or 28.82% to $6.9 million for the six months ended June 30, 2024 from $5.4 million for the six months ended June 30, 2023, and $ 1.6 million, or 70.18% to $3.9 million for the three months ended June 30, 2024 from $2.3 million for the three months ended June 30, 2023. This increase is primarily due to employee compensation, benefits and other corporate costs.

Interest expense increased $0.1 million to $0.2 million for the second quarter 2024 from $0.1 million for the second quarter 2023, and $0.2 million to $0.5 for the six months ended June 30, 2024 from $0.3 million for the six months ended June 2023. This increase reflects the higher interest and fee rates partially offset by lower current borrowings during the six months of 2024 under our revolving credit agreement.

Income tax expense for the June 30, 2024 and 2023 periods varied due to the change in net income.

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

Our credit agreement requires us to hedge a portion of our production as forecasted for the PDP reserves included in our borrowing base review engineering reports. If the borrowing base utilization percentage is less than 15% of total available borrowings, the Company is not required to enter into any hedge agreements. As of August 14, 2024, the Company is not required to enter into any hedge agreements. Additional drilling and future development plans will be established based on an expectation of available cash flows from operations and availability of funds under our revolving credit facility.

The Company maintains a Credit Agreement providing for a reserves-based line of credit totaling $300 million, with a current borrowing base of $115 million. As of August 14, 2024, the Company’s outstanding borrowings under this line are $10 million. The bank reviews the borrowing base semi-annually and, at their discretion, may decrease or propose an increase to the borrowing base relative to a re-determined estimate of proved oil and gas reserves. The next borrowing base review is scheduled for December 2024. Our oil and gas properties are pledged as collateral for the line of credit and we are subject to certain financial and operational covenants defined in the agreement. We are currently in compliance with these covenants and expect to be in compliance over the next twelve months. If we do not comply with these covenants on a continuing basis, the lenders have the right to refuse to advance additional funds under the facility and/or declare all principal and interest immediately due and payable. Our borrowing base may decrease as a result of lower natural gas or oil prices, operating difficulties, declines in reserves, lending requirements or regulations, the issuance of new indebtedness or for other reasons set forth in our revolving credit agreement. In the event of a decrease in our borrowing base due to declines in commodity prices or otherwise, our ability to borrow under our revolving credit facility may be limited and we could be required to repay any indebtedness in excess of the re-determined borrowing base.

The majority of our capital spending is discretionary, and the ultimate level of expenditures will be dependent on our assessment of the oil and gas business environment, the number and quality of oil and gas prospects available, the market for oilfield services, and oil and gas business opportunities in general.

The Company has a stock repurchase program in place, spending under this program during the first six months of 2024 was $5.7 million. The Company expects continued spending under the stock repurchase program in 2024.

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

In 2023, the Company spud 58 wells, fifteen of these were completed by year-end, and the remaining 43 wells will all be complete in 2024: 22 of these were completed in the first quarter, 20 were completed in the second quarter, and one is in the process of being stimulated. Also in the second quarter of 2024, the Company participated with Double Eagle in a new well spud in May that was completed in mid-June. The Company invested approximately $27 million in the 15 wells completed in 2023, $50.6 million in the 22 wells completed in the first quarter of 2024, and $46 million in the 21 wells completed in the second quarter of 2024. All but three wells drilled in 2023 are horizontal wells drilled in West Texas, primarily in Reagan County.

In March of this year the Company spud 12 “Honey RF” wells in West Texas with Double Eagle, in which the Company has 50% working interest and will invest approximately $43.5 million. These wells are being stimulated and are expected to be on production by the end of the third quarter of 2024. In addition, in the later-half of 2024, the Company anticipates drilling six three-mile-long horizontals in Upton County, Texas to be operated by Apache Corporation. In these six wells, the Company will have an average of 47.5% interest and will invest approximately $35 million.

In total, the Company expects to have invested $141 million in 56 wells completed in 2024, and to invest $84 million in an additional 30 horizontal wells in West Texas to be completed in 2025.

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

In the first quarter of 2024, the Company sold 48 net acres in Lea County, New Mexico, along with minor working interest in 23 wells, receiving gross proceeds of $375,600, and in the second quarter of 2024, the Company sold an additional 12 net acres in Lea County for proceeds of $150,600. Also in the second quarter of 2024, in addition to the 12 acres mentioned above, we sold 2.29 surface acres in Odessa, Texas for $68,000.

On July 1st, 2024 the company sold six wells in New Mexico in exchange for future plugging liabilities. With this sale completed, the company is no longer an operator in the state of New Mexico. Also, early in the third quarter of 2024, the Company is in negotiations to sell 7.8 surface acres in Midland County, Texas for $429,000.

As noted above, as of August 14 2024, the Company had $10 million in outstanding borrowings and $105,000 million in availability under this facility.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the first six months of 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	RISK FACTORS

The Company is a smaller reporting company and no response is required pursuant to this Item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities by the Company during the period covered by this report. The following table details the Company’s purchase of shares for the six months ended June 30, 2024.

2024 Month	Number of Shares	Average Price Paid per share	Maximum Number of Shares that May Yet Be Purchased Under The Program at Month—End (1)
January	5,059	$101.73	268,585
February	6,711	$95.58	261,874
March	18,085	$92.04	243,789
April	2,452	$101.39	241,337
May	2,972	$105.50	238,365
June	22,767	$100.82	215,598
Total/Average	58,046	$98.31

(1)

In December 1993, we announced that the Board of Directors authorized a stock repurchase program whereby we may purchase outstanding shares of the common stock from time-to-time, in open market transactions or negotiated sales. On October 31, 2012, June 13, 2018 and June 7, 2023, the Board of Directors of the Company approved an additional 500,000, 200,000 and 300,000 shares respectively, of the Company’s stock to be included in the stock repurchase program. A total of 4,000,000 shares have been authorized to date under this program. Through June 30, 2024, a total of 3,784,402 shares have been repurchased under this program for $95,693,954 at an average price$25.29 per share. Additional purchases of shares may occur as market conditions warrant. We expect future purchases will be funded with internally generated cash flow or from working capital.

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

10.22.6.3

THIRD AMENDMENT TO FOURTH AMENDED AND RESTATED CREDIT AGREEMENT, dated as of July 29, 2024, among PRIMEENERGY RESOURCES CORPORATION, a Delaware corporation (the “Borrower”), CITIBANK, N.A., as administrative agent (in such capacity, the “Administrative Agent”), each Guarantor party hereto, the Existing Lenders and the New Lender and incorporated by reference.

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

PrimeEnergy Resources Corporation
(Registrant)

August 14, 2024	/s/ Charles E. Drimal, Jr.
Charles E. Drimal, Jr.
President
Principal Executive Officer

/s/ Beverly A. Cummings
August 14, 2024	Beverly A. Cummings
Executive Vice President
Principal Financial Officer