Form 10-Q
period 2024-09-30
PRIMEENERGY RESOURCES CORP
filed 2024-11-14
CIK 56868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

The number of shares outstanding of each class of the Registrant’s Common Stock as of November 14, 2024 was: Common Stock, $0.10 par value 1,717,500 shares.

PrimeEnergy Resources Corporation

Index to Form 10-Q

September 30, 2024

Page

Definitions of Certain Terms and Conventions Used Herein
Cautionary Statement Concerning Forward-Looking Statements
Part I—Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets – September 30, 2024 and December 31, 2023	1
Consolidated Statements of Income – For the three and nine months ended September 30, 2024 and 2023	2
Consolidated Statements of Equity – For the three and nine months ended September 30, 2024 and 2023	3
Consolidated Statements of Cash Flows – For the nine months ended September 30, 2024 and 2023	4
Notes to Consolidated Financial Statements – September 30, 2024	5-9
Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operation	10-19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	19
Item 4. Controls and Procedures	19
Part II - Other Information
Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Reserved	20
Item 5. Other Information	20
Item 6. Exhibits	21
Signatures	23

Definitions of Certain Terms and Conventions Used Herein

Within this Report, the following terms and conventions have specific meanings:

Measurements.

●	“Bbl” means a standard barrel containing 42 United States gallons.

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

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

PRIMEENERGY RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

(Thousands of dollars, except share data)

	September 30, 2024	December 31, 2023
	Unaudited
ASSETS
Current Assets
Cash and cash equivalents	$1,582	$11,061
Accounts receivable, net	34,304	20,301
Prepaid obligations	1,133	376
Other current assets	5	38
Total Current Assets	37,024	31,776
Property and Equipment
Oil and gas properties at cost	754,703	659,792
Less: Accumulated depletion and depreciation	(448,881)	(406,913)
	305,822	252,879
Field and office equipment at cost	14,642	26,955
Less: Accumulated depreciation	(12,603)	(23,715)
	2,039	3,240
Total Property and Equipment, Net	307,861	256,119
Other Assets	703	673
Total Assets	$345,588	$288,568

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$42,177	$15,424
Accrued property cost	7,133	33,264
Accrued liabilities	18,057	15,349
Due to related parties	28	80
Current portion of asset retirement and other long-term obligations	630	692
Total Current Liabilities	68,025	64,809
Long-Term Bank Debt	3,000	0
Asset Retirement Obligations	14,578	14,707
Deferred Income Taxes	55,313	47,236
Other Long-Term Obligations	834	866
Total Liabilities	141,750	127,618
Commitments and Contingencies
Equity
Common stock, $.10 par value; 2024 and 2023: Authorized: 2,810,000 shares, outstanding 2024: 1,726,970; shares outstanding 2023: 1,820,100 shares	281	281
Paid-in capital	7,555	7,555
Retained earnings	258,796	205,669
Treasury stock, at cost; 2024: 1,083,030 shares; 2023: 989,900 shares	(62,794)	(52,555)
Total Equity	203,838	160,950
Total Liabilities and Equity	$345,588	$288,568

The accompanying Notes are an integral part of these Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME – Unaudited

Three and Nine Months Ended September 30, 2024 and 2023

(Thousands of dollars, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Oil	$56,194	$26,402	$145,727	$61,948
Natural gas	638	2,472	2,078	5,452
Natural gas liquids	7,176	3,149	16,915	8,323
Field service income	2,657	3,337	8,967	11,442
Interests and other income, net	15	113	172	324
Gain on derivative instruments, net	0	0	0	414
Gain on disposition of assets, net	2,775	2,102	3,411	8,206
Total revenues	69,455	37,575	177,270	96,109

Costs and expenses:
Oil and gas production	12,878	7,898	34,424	21,171
Production and ad valorem taxes	2,650	1,445	9,301	5,308
Field service	3,103	3,166	8,376	9,700
Depreciation, depletion and amortization	18,231	8,924	45,845	22,857
Accretion of discount on asset retirement obligations	172	183	514	550
General and administrative	3,943	2,714	10,863	8,086
Interest	414	133	865	428
Total costs and expenses	41,391	24,463	110,188	68,100

Income before taxes	28,064	13,112	67,082	28,009
Income tax provision	5,988	2,392	13,955	5,789
Net income	$22,076	$10,720	$53,127	$22,220

Net income per share attributable to common stockholders:
Basic	$12.63	$5.84	$29.88	$11.95
Diluted	$8.80	$4.13	$20.93	$8.49
Weighted average shares outstanding:
Basic	1,747,727	1,834,709	1,778,224	1,859,084
Diluted	2,508,631	2,593,924	2,538,268	2,617,758

The accompanying Notes are an integral part of these Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY – Unaudited

Three and Nine Months Ended September 30, 2024 and 2023

(Thousands of dollars, except share amounts)

	Common Stock		Additional
	Shares Outstanding	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2023	1,820,100	$281	$7,555	$205,669	$(52,555)	$160,950
Purchase of treasury stock	(29,855)	0	0	0	(2,849)	(2,849)
Net income	0	0	0	11,319	0	11,319
Balance at March 31, 2024	1,790,245	$281	$7,555	$216,988	$(55,404)	$169,420
Purchase of treasury stock	(28,191)	0	0	0	(2,857)	(2,857)
Net income	0	0	0	19,732	0	19,732
Balance at June 30, 2024	1,762,054	$281	$7,555	$236,720	$(58,261)	$186,295
Purchase of treasury stock	(35,084)	0	0	0	(4,533)	(4,533)
Net income	0	0	0	22,076	0	22,076
Balance at September 30, 2024	1,726,970	$281	$7,555	$258,796	$(62,794)	$203,838

	Common Stock		Additional
	Shares Outstanding	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2022	1,901,000	$281	$7,555	$177,566	$(45,049)	$140,353
Purchase of treasury stock	(31,440)			0	(2,748)	(2,748)
Net income	0	0	0	1,410	0	1,410
Balance at March 31, 2023	1,869,560	$281	$7,555	$178,976	$(47,797)	$139,015
Purchase of treasury stock	(29,060)	0	0	0	(2,616)	(2,616)
Net income	0	0	0	10,090	0	10,090
Balance at June 30, 2023	1,840,500	$281	$7,555	$189,066	$(50,413)	$146,489
Purchase of treasury stock	(12,000)	0	0	0	(1,208)	(1,208)
Net income	0	0	0	10,720	0	10,720
Balance at September 30, 2023	1,828,500	$281	$7,555	$199,786	$(51,621)	$156,001

The accompanying Notes are an integral part of these Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

Nine Months Ended September 30, 2024 and 2023

(Thousands of dollars)

	2024	2023
Cash Flows from Operating Activities:
Net Income	$53,127	$22,220
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	45,845	22,857
Accretion of discount on asset retirement obligations	514	550
Gain on sale and exchange of assets	(3,411)	(8,206)
Unrealized gain on derivative instruments, net	0	(980)
Provision for deferred income taxes	8,077	3,320
Changes in assets and liabilities:
Accounts receivable	(14,003)	(5,225)
Due from related parties	0	388
Due to related parties	(52)	398
Prepaids obligations	(757)	32,426
Other current assets	33	0
Accounts payable	26,753	449
Accrued property costs	(26,131)	0
Accrued liabilities	2,708	2,700
Right of use and other assets	(701)	0
Other long-term liabilities	0	(173)
Net Cash Provided by Operating Activities	92,002	70,724

Cash Flows from Investing Activities:
Capital expenditures, including exploration expense	(98,395)	(67,069)
Proceeds from sale of properties and equipment	4,153	7,434
Net Cash Used in Investing Activities	(94,242)	(59,635)

Cash Flows from Financing Activities:
Purchase of stock for treasury	(10,239)	(6,572)
Proceeds from long-term bank debt	57,500	0
Repayment of long-term bank debt and other long-term obligations	(54,500)	(11,270)
Net Cash Used in Financing Activities	(7,239)	(17,842)
Net Decrease in Cash and Cash Equivalents	(9,479)	(6,753)
Cash and Cash Equivalents at the Beginning of the Period	11,061	26,543
Cash and Cash Equivalents at the End of the Period	$1,582	$19,790

Supplemental Disclosures:
Income taxes paid	$101	$9,288
Interest paid	$782	$450

The accompanying Notes are an integral part of these Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(1)	Basis of Presentation:

The accompanying condensed consolidated financial statements of PrimeEnergy Resources Corporation (“PrimeEnergy” or the “Company”) have not been audited by independent public accountants. Pursuant to applicable Securities and Exchange Commission (“SEC”) rules and regulations, the accompanying interim financial statements do not include all disclosures presented in annual financial statements and the reader should refer to the Company’s Form 10-K for the year ended December 31, 2023. In the opinion of management, the accompanying interim consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s consolidated balance sheets as of September 30, 2024, and December 31, 2023, the consolidated results of operations, cash flows and equity for the nine months ended September 30, 2024, and 2023.

As of September 30, 2024, PrimeEnergy’s significant accounting policies are consistent with those discussed in Note 1—Description of Operations and Significant Accounting Policies of its consolidated financial statements contained in PrimeEnergy’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The results for interim periods are not necessarily indicative of annual results. For purposes of disclosure in the consolidated financial statements, subsequent events have been evaluated through the date the statements were issued.

New Pronouncements Issued But Not Yet Adopted:

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40),” which expands disclosures around a public entity’s costs and expenses of specific items (i.e. employee compensation, DD&A), requires the inclusion of amounts that are required to be disclosed under GAAP in the same disclosure as other disaggregation requirements, requires qualitative descriptions of amounts remaining in expense captions that are not separately disaggregated quantitatively, and requires disclosure of total selling expenses, and in annual periods, the definition of selling expenses. The amendment does not change or remove existing disclosure requirements. The amendment is effective for fiscal years beginning after December 15, 2026, and interim periods with fiscal years beginning after December 15, 2027. Early adoption is permitted, and the amendment can be adopted prospectively or retrospectively to any or all periods presented in the financial statements. The Company is currently assessing the impact of adopting this standard.

(2)	Acquisitions and Dispositions

2024 Transactions:

In the first quarter of 2024, the Company 48 net acres in Lea County, New Mexico, along with minor working interest in 23 non-operated wells, receiving gross proceeds of $375,600, and in the second quarter of 2024, sold an additional 12 net acres in Lea County for proceeds of $150,600. Also in the second quarter of 2024, we farmed out certain acreage in east Texas for $55,000.

In the third quarter of 2024, acreage transactions included the acquisition of 100.27 net acres in Reagan County for a purchase price of $1,109,785, the sale of 7.8 surface acres in Midland County, Texas for proceeds of $427,760 and the sale of 44.58 net acres of leasehold interest in Roger Mills County Oklahoma for proceeds of $89,159. In New Mexico we sold our working interests in seven properties in Lea and Eddy Counties $220,000. Effective September 1, 2024 the Company sold its interest in Eastern Oil Well Service Company, a south Texas well-servicing business, for net proceeds of $2,800,000, regonizing a gain of $1,921,000.

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

(3)	Additional Balance Sheet Information:

Certain balance sheet amounts are comprised of the following:

(Thousands of dollars)	September 30, 2024	December 31, 2023
Accounts Receivable:
Joint interest billing	$3,340	$2,560
Trade receivables	1,483	2,345
Oil and gas sales	28,970	14,457
Taxes	1,078	1,458
Other	452	155
	35,323	20,975
Less: Allowance for credit losses	(1,019)	(674)
Total	$34,304	$20,301
Accounts Payable:
Trade	$36,574	$9,847
Royalty and other owners	4,391	4,405
Partner advances	976	946
Other	236	226
Total	$42,177	$15,424
Accrued Liabilities:
Compensation and related expenses	$5,890	$10,324
Taxes	7,246	929
Lease operating costs	4,540	3,898
Other	381	198
Total	$18,057	$15,349

(4)	Long-Term Debt:

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

As of September 30, 2024, the Company had $3 million in outstanding borrowings and $112 million in available under the credit facility.

(5)	Other Long-Term Obligations and Commitments:

Operating Leases:

The Company leases office facilities under operating leases and recognizes lease expense on a straight-line basis over the lease term. Lease assets and liabilities are initially recorded at commencement date based on the present value of lease payments over the lease term. As most of the Company’s lease contracts do not provide an implicit discount rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The weighted average discount rate used was 8.97%. Certain leases may contain variable costs above the minimum required payments and are not included in the right-of-use assets or liabilities. Leases may include renewal, purchase or termination options that can extend or shorten the term of the lease. The exercise of those options is at the Company’s sole discretion and is evaluated at inception and throughout the contract to determine if a modification of the lease term is required.

Operating lease costs for the nine months ended September 30, 2024 and 2023 were $557 thousand and $525 thousand, respectively. Cash payments included in the operating lease cost for the nine months ended September 30, 2024 and 2023 were $592 thousand and $552 thousand, respectively. The weighted-average remaining operating lease terms as of September 2024 and 2023 were 3.0 months and 7.88 months, respectively. The Company acquired and amended certain leases for office space in Texas providing for future payments of $200 thousand in 2024, and $149 thousand in 2025.

Rent expense for office space for the nine months ended September 30, 2024 and 2023 was $668 thousand and $522 thousand, respectively.

The payment schedule for the Company’s operating lease obligations as of September 30, 2024 is as follows:

(Thousands of dollars)	Operating Leases
2024	$200
2025	149

Total undiscounted lease payments	$349
Less: Amount associated with discounting	(35)
Total net operating lease liabilities	$314
Less: Current portion asset retirement and other long-term obligations	(314)
Non-current portion included in Other long-term obligations	$0

Asset Retirement Obligation:

A reconciliation of the liability for plugging and abandonment costs for the nine months ended September 30, 2024 is as follows:

(Thousands of dollars)	September 30, 2024
Asset retirement obligation at December 31, 2023	$15,153
Net wells placed on production	70
Liabilities settled	(706)
Liabilities divested	(137)
Accretion of discount	514
Asset retirement obligation at September 30, 2024	$14,894
Less current portion of asset retirement obligations	(316)
Asset retirement obligations, long-term	$14,578

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

In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. At September 30, 2024 and 2023, remaining options held by two key executive officers on 767,500 shares were outstanding and exercisable at prices ranging from $1.00 to $1.25. According to their terms, the options have no expiration date.

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

The significant unobservable inputs for Level 3 derivative contracts include basis differentials and volatility factors. An increase (decrease) in these unobservable inputs would result in an increase (decrease) in fair value, respectively. The Company does not have access to the specific assumptions used in its counterparties’ valuation models. Consequently, additional disclosures regarding significant Level 3 unobservable inputs would not be provided. As of the balance sheet reporting dates of September 30, 2024 and December 31, 2023, the Company had no active derivative instruments.

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

The following table sets forth the effect of derivative instruments on the consolidated statements of income for the nine months ended September 30, 2024 and 2023:

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

	Nine Months Ended September 30,
	2024			2023
	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Loss (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount
Basic	$53,127	1,778,224	$29.88	$22,220	1,859,084	$11.95
Effect of dilutive securities:
Options (a)	0	760,044		0	758,674

Diluted	$53,127	2,538,268	$20.93	$22,220	2,617,758	$8.49

	Three Months Ended September 30,
	2024			2023
	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Loss (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount
Basic	$22,076	1,747,727	$12.63	$10,720	1,834,709	$5.84
Effect of dilutive securities:
Options (a)	0	760,904			759,215

Diluted	$22,076	2,508,631	$8.80	$10,720	2,593,924	$4.13

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

We are an independent oil and natural gas company engaged in acquiring, developing, and producing oil and natural gas. We presently own producing and non-producing properties located primarily in Texas and Oklahoma. All of our oil and gas properties and interests are located in the United States. Assets in our principal focus areas include mature properties with long-lived reserves and significant development opportunities as well as newer properties with development and exploration potential. We also own a 12.5% overriding royalty interest in over 30,000 acres in the state of West Virginia, although we are currently not receiving revenue from this asset as development has not begun. In Texas, we own well-servicing equipment that is used to service our operated properties as well as to provide oil field services to third-party operators. In addition, we own a 60-mile-long pipeline offshore on the shallow shelf of Texas that is currently idle but that may possibly have future value for producers in the area. We also hold a 33.3% interest in a limited partnership that owns a 138,000-square-foot retail shopping center on ten acres in Prattville, Alabama. There is currently no debt on the shopping center and it has approximately $700,000 of working capital on its balance sheet. We believe our balanced portfolio of assets positions us well for both the current commodity price environment and future potential upside as we develop our attractive resource opportunities. Our primary sources of liquidity are cash generated from operations, our credit facility, and existing cash on our balance sheet.

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

The Company is actively developing non-producing reserves of its leasehold acreage positions in Texas and Oklahoma. In the Permian Basin of West Texas, the Company maintains an acreage position of approximately 17,138 gross (9,484 net) acres, 97% of which is located in Reagan, Upton, Martin, and Midland counties of Texas where our current horizontal drilling activity is focused. We believe this acreage has significant resource potential in the Spraberry, Jo Mill and Wolfcamp intervals for additional horizontal drilling that could support the drilling of as many as 190 additional horizontal wells. In Oklahoma, we maintain an acreage position of approximately 45,715 gross (10,102 net) acres. Our Oklahoma horizontal development is focused primarily in Canadian, Kingfisher, Grady, and Garvin counties. We believe approximately 2,355 net acres in these counties hold additional resource potential that could support the drilling of as many as 38 new horizontal wells based on an estimate of four wells per section, two in the Mississippian and two in the Woodford Shale. Should we choose to participate with a working interest in future development, our share of these future capital expenditures would be approximately $30 million at an average 10% ownership level, but in this current natural price environment we would not likely participate with a working interest, but would instead sell or farm-out our interest.

Future development plans are established based on various factors, including the expectation of available cash flows from operations and the availability of funds under our revolving credit facility.

District Information

The following table represents certain reserves and well information as of December 31, 2023.

	Gulf Coast	Mid- Continent	West Texas	Other	Total
Proved Reserves as of December 31, 2023 (MBoe)
Developed	563	2,210	10,778	7	13,558
Undeveloped	0	0	15,488	0	15,488
Total	563	2,210	26,266	7	29,046

Average Net Daily Production (Boe per day)	173	831	6,172	4	7,181
Gross Productive Wells (Working Interest and ORRI Wells)	114	511	647	222	1,494
Gross Productive Wells (Working Interest Only)	72	361	541	144	1,118
Net Productive Wells (Working Interest Only)	21	132	275	5	433
Gross Operated Productive Wells	28	128	334	0	490
Gross Operated Water Disposal, Injection and Supply wells	5	39	8	0	52

In the West Texas region, we have field service groups to service our operated wells and locations as well as third-party operators in the area. These services consist of well service support, site preparation and construction services for drilling and workover operations. Our operations are performed utilizing workover or swab rigs, water transport trucks, saltwater disposal facilities, various land excavating equipment and trucks we own and that are operated by our field employees.

Gulf Coast Region

Our development, exploitation, exploration and production activities in the Gulf Coast region are primarily concentrated in southeast Texas. This region is managed from our office in Houston, Texas. Principal producing intervals are in the Yegua and Wilcox formations at depths ranging from 3,000 to 12,500 feet. We had 114 producing wells (21 net) in the Gulf Coast region as of December 31, 2023, of which 28 wells were operated by us. Average net daily production in our Gulf Coast Region at year-end 2023 was 173 Boe. At December 31, 2023, we had 563 MBoe of proved reserves in the Gulf Coast region, which represented 2% of our total proved reserves. We maintain an acreage position of over 7,468 gross (4,699 net) acres in this region, primarily in Colorado, Newton, and Polk counties. At this time, the Gulf Coast region has no operated wells in the process of being drilled, no waterfloods in the process of being installed, but we do have plans for the recompletion of one well in the Segno field of Polk County, in which the Company has a 72.5% working interest.

Mid-Continent Region

Our Mid-Continent activities are concentrated in central Oklahoma. This region is managed from our office in Oklahoma City, Oklahoma. As of December 31, 2023, we had 511 producing wells (132 net) in the Mid-Continent area, of which 128 wells are operated by us. Principal producing intervals are in the Robberson, Avant, Skinner, Sycamore, Bromide, McLish, Hunton, Mississippian, Oswego, Red Fork, and Chester formations at depths ranging from 1,100 to 10,500 feet. The average net daily production in our Mid-Continent Region in 2023 was 831 Boe. On December 31, 2023, we had 2,210 MBoe of proved reserves in the Mid-Continent area, representing 8% of our total proved reserves. We maintain an acreage position of approximately 45,715 gross (10,102 net) acres in this region, primarily in Canadian, Kingfisher, Garfield, Major, and Garvin counties. Our Mid-Continent region is actively participating with third-party operators in the horizontal development of lands that include Company-owned interest in several counties in the Stack and Scoop plays of Oklahoma where drilling is primarily targeting reservoirs of the Mississippian and Woodford formations. These Oklahoma counties that are our primary focus for horizontal development are Canadian, Kingfisher, Grady, and Garvin.

West Texas Region

West Texas activities are concentrated in the Permian Basin in Texas. The oil and gas in this basin are produced primarily from five intervals; the Upper and Lower Spraberry, the Wolfcamp, the Strawn, and the Atoka, at depths ranging from 6,700 feet to 11,300 feet. This region is managed from our office in Midland, Texas. As of December 31, 2023, we had 647 wells (275 net) in the West Texas area, of which 334 wells are operated by us. Principal producing intervals are in the Spraberry, Wolfcamp, and San Andres formations at depths ranging from 4,200 to 12,500 feet. The average net daily production in Our West Texas Region at year-end 2023 was 6,172 Boe. On December 31, 2023, we had 26,267 MBoe of proved reserves in the West Texas area, or 90% of our total proved reserves. We maintain an acreage position of approximately 17,138 gross (9,484 net) acres in the Permian Basin in West Texas, primarily in Reagan, Upton, Martin, and Midland counties and believe this acreage has significant resource potential for horizontal drilling in the Spraberry, Jo Mill, and Wolfcamp intervals. We operate a field service group in this region utilizing nine workover rigs, three hot oiler trucks, and one kill truck. Oil field support is provided for drilling and workover operations both to third-party operators as well as for our own operated wells and locations.

As of September 30, 2024, the Company was participating in the completion of 6 horizontal wells in Upton County, Texas with an average 47.52% interest. In total, we expect to spend approximately $35 million in these horizontals and their associated facilities. are in the process of being completed and expect to be on production in the first quarter of 2025

In 2024, we have completed 56 new horizontal wells, investing approximately $141 million. We are also preparing to invest approximately $84 million in another 30 horizontal wells to be drilled and completed in 2025. In addition, we have identified 21 horizontal locations for future development in West Texas that we anticipate to be drilled in the 2026-2027 timeframe and would require a net investment of approximately $69 million.

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

	Reserve Category
	Proved Developed				Proved Undeveloped				Total
As of December 31,	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf)	Total (MBoe)	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf)	Total (MBoe)	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf)	Total (MBoe)
2021	5,386	2,882	23,902	12,252	0	0	0	0	5,386	2,882	23,902	12,252
2022	4,143	2,497	22,277	10,353	3,028	1,833	9,030	6,366	7,171	4,330	31,307	16,719
2023	5,757	3,676	24,749	13,558	6,254	5,156	24,470	15,488	12,011	8,832	49,219	29,046

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

In the fourth quarter of 2022, we began participation in the drilling of 20 horizontals located in West Texas operated by three different operators. In Martin County, we participated with ConocoPhillips in five 2.5-mile-long horizontal wells in which the Company has 20.83% interest and had capital investment of $12.1 million. In Reagan County, we participated with Hibernia Energy III (now Civitas Resources) in 10 two-mile horizontals with 25% interest and an investment of approximately $25.6 million. Also in Reagan County, we participated with Double Eagle (DE IV) in five two-mile-long horizontals with nearly 50% interest, carrying a net capital outlay of $23.4 million. All twenty of these West Texas wells were completed and online in the second quarter of 2023.

At year-end 2022, the Company had 6,366 Mboe of proved undeveloped reserves attributable to 25 horizontal wells, including the 20 West Texas wells spud in the fourth quarter of 2022 described above, three Ovintiv “Redhead” wells not yet drilled in Canadian County, Oklahoma, and two Apache “MT. Moran” wells planned in Upton County, Texas.

In 2023, the Company participated with five operators in the drilling and completion of 35 horizontal wells: 32 of these are located in West Texas and three are located in Oklahoma. In total, including the cost of facilities, the Company invested approximately $91 million, 99% of which is attributable to the wells in West Texas where we have been drilling horizontal wells targeting various proven pay intervals in the Wolfcamp and Spraberry formations. At December 31, 2023, we had 12 wells completed but not producing that were all brought into production in January of 2024. These 12 wells account for 1,278 MBOE of proved developed reserves at year-end. In addition, as of December 31, 2023, the Company was in the process of drilling and completing 34 wells in West Texas, 28 of which are considered proved undeveloped, and six of which are considered probable undeveloped. The year-end reserve report includes only proved reserves, therefore expected reserves from the six probable undeveloped wells are not 999 included in the reserve report.

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

In the Second Quarter of 2024, the Company completed nine additional wells in Reagan County, Texas: three more “O’Bannon” wells, and six “Kramer” wells. In these nine 2.5-mile-long-horizontals, the Company has an average 8.3% ownership and invested approximately $7.5 million. These nine wells, along with the three “O’Bannon” wells completed in the first quarter, were brought on line in April. Also, in April nine “Christi” wells were brought on production. In addition to these wells brought on production in April, the Company is participating with 37.5% interest in five more “Christi” wells operated by Civitas and with 50% interest in six “Prime West” wells operated by Double Eagle. The estimated cost for the remaining five “Christi” wells and the six Prime West wells is $14 million and $23.9 million respectively. These 11 wells were stimulated and put on production in May. In April of this year, participating with Double Eagle, the Company spud 12 wells in Reagan County, Texas. In these 12 “Honey RF” wells the Company has 50% working interest and has invested approximately $43.6 million. These wells were all completed in the third quarter and on production by mid-September 2024.

In May 2024, together with Double Eagle, we spud a 2-mile-long horizontal test well in Reagan County, Texas targeting the Wolfcamp D interval. In this well the Company has approximately 6% interest. The well had a respectable initial production rate of 1000 barrels of oil per day, but declined rather quickly in the first two months, so it may be three months or more of additional production before we know if this well has confirmed the Wolfcamp D as an economically viable target in the immediate area. Civitas Resources has also been targeting the Wolfcamp D interval and in their November 2024 third quarter reports have highlighted strong results from their 16 new Wolfcamp D wells in Reagan and Upton counties. Both Civitas Resources and Diamondback Energy have stated plans for additional Wolfcamp D drilling in southern Midland Basin. This additional drilling target for the Company would potentially set-up the development of as many as 36 horizontals on our acreage in Reagan County. In such a development program, the Company would have a range of interest from 6% to 50%, with an average of approximately 29%, and investment of approximately $94 million.

In total, in 2024, we completed 56 new horizontal wells, investing approximately $141 million and the six wells with Apache in Upton County, Texas that are in the process of being completed are expected to come on line after the first of the year. We are also actively investing or preparing to invest approximately $84 million in 30 new horizontal wells, including six 3-mile-long horizontals with Apache now in the process of being completed in Upton County, Texas, that are expected to be completed and put on production in 2025. In addition, we have identified 21 horizontal locations for future development of the Upper Wolfcamp and Spraberry, primarily in Martin and Upton Counties that we anticipate will be drilled in the 2026-2027 timeframe which would require a net investment of approximately $69 million. In total, we anticipate investing more than $300 million in horizontal development in West Texas from January 2024 through December 2027. The Wolfcamp D target interval could potentially add 36 drilling locations and investment potential of $94 million to what is already expected through 2027.

In the Permian Basin of West Texas, we maintain an acreage position of approximately 17,138 gross (9,484 net) acres, 97% of which is located in Reagan, Upton, and Martin counties of Texas where our current West Texas horizontal drilling activities are focused. In addition to the wells currently being drilled or completed, we believe this acreage has the resource potential to support the drilling of as many as 190 future horizontal wells.

In Oklahoma, we are focused on the development of our reserves in Canadian, Kingfisher, Grady, and Garvin counties where we have approximately 4,073 net leasehold acres in the Scoop/Stack Play. Of this acreage, we believe 2,355 net leasehold acres hold significant additional resource potential that could support the drilling of as many as 38 new horizontal wells based on an estimate of four wells per multi-section drilling unit, two in the Mississippian and two in the Woodford Shale. Proposals may be received on the remaining 2,017 acres, however, rather than participate we may choose to sell the acreage or farm-out, receiving cash and retaining an over-riding royalty interest. Regarding 15 newly drilled wells in 2023, in which we elected to farm our working interest and retain an ORRI, five were completed and put on production in March 2024, another five were completed and put on production in September 2024, and the remaining five were completed and brought on production mid to late October 2024. Thus far in 2024, there have been no additional development wells proposed.

RESULTS OF OPERATIONS

We reported net income of $53.13 million, or $29.88 per share, and $22.10 million, or $12.63 per share for the nine and three months ended September 30, 2024, respectively, as compared to $22.22 million, or $11.95 per share and $10.72 million, or $5.84 per share for the nine and three months ended September 30, 2024, respectively. Current year net income reflects increases in production and oil commodity prices combined with lower gas and natural gas liquid commodity prices over the three and nine months ended September 30, 2024~~.~~ The significant components of income and expense are discussed below.

Oil, gas and NGLs sales increased $31.99 million, or 99.88% to $64.01 million for the three months ended September 30, 2024, from $32.02 million for the three months ended September 30, 2023, and $88.99 million, or 117.53% to $164.72 million for the nine months ended September 30, 2024, from $75.72 million for the nine months ended September 30, 2023. These increases reflect the additional wells placed on line during the nine months ended September 30, 2024.

The following tables summarize the primary components of production volumes and average sales prices realized for the three and nine months ended September 30, 2024 and 2023 (excluding realized gains and losses from derivatives).

		Nine months ended September 30,
	2024	2023	Increase / (Decrease)	Increase / (Decrease)
Barrels of Oil Produced	1,883,000	814,000	1,069,000	131.33%
Average Price Received	$77.39	$76.10	$1.29	1.70%
Oil Revenue (In 000’s)	$145,727	$61,948	$83,779	135.24%
Mcf of Gas Sold	5,030,000	2,766,000	2,264,000	81.85%
Average Price Received	$0.41	$1.97	$(1.56)	(79.19)%
Gas Revenue (In 000’s)	$2,078	$5,452	$(3,374)	(61.89)%
Barrels of Natural Gas Liquids Sold	874,000	412,000	462,000	112.14%
Average Price Received	$19.35	$20.20	$(0.85)	(4.21)%
Natural Gas Liquids Revenue (In 000’s)	$16,915	$8,323	$8,592	103.23%
Total Oil & Gas Revenue (In 000’s)	$164,720	$75,723	$88,997	117.53%

		Three months ended September 30,
	2024	2023	Increase / (Decrease)	Increase / (Decrease)
Barrels of Oil Produced	757,000	323,000	434,000	134.37%
Average Price Received	$74.23	$81.73	$(7.50)	(9.18)%
Oil Revenue (In 000’s)	$56,194	$26,402	$29,792	112.84%
Mcf of Gas Sold	2,144,000	1,081,000	1,063,000	98.41%
Average Price Received	$0.30	$2.29	$(1.99)	(86.90)%
Gas Revenue (In 000’s)	$638	$2,472	$(1,834)	(74.19)%
Barrels of Natural Gas Liquids Sold	394,000	161,000	233,00	144.72%
Average Price Received	$18.21	$19.56	$(1.35)	(6.90)%
Natural Gas Liquids Revenue (In 000’s)	$7,176	$3,149	$4,027	127.88%
Total Oil & Gas Revenue (In 000’s)	$64,008	$32,023	$31,985	99.88%

Oil, Natural Gas and NGL Derivatives. We do not apply hedge accounting to any of our commodity-based derivatives, thus changes in the fair market value of commodity contracts held at the end of a reported period, referred to as mark-to-market adjustments, are recognized as unrealized gains and losses in the accompanying consolidated statements of income. As oil and natural gas prices remain volatile, mark-to-market accounting treatment creates volatility in our revenues. Unrealized and realized losses by product are presented in the table below for the nine months ended September 30, 2024 and 2023. The Company has no active derivative instruments as of the filing of this report.

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Oil derivatives – gains, net	$0	$179
Natural gas derivatives – gains, net	0	235
Total gains on oil and natural gas derivatives	$0	$414

Average oil and gas prices received for the nine months ended September 30, 2024 and 2023, including the impact of derivatives were:

	2024	2023
Average sales prices per barrel of oil	$77.39	$75.42
Average sales prices per MCF of gas	$0.41	$1.98
Average sales price Natural Gas Liquids	$19.35	$20.18

Oil and gas production expense increased $5.0 million, or 63.29% to $12.9 million for the three months ended September 30, 2024 from $7.9 million for the nine months ended September 30, 2023, and $13.2 million, or 62.26% to $34.4 million for the nine months ended September 30, 2024 from $21.2 million for the nine months ended September 30, 2023. These changes reflect the cost savings related to wells that have been plugged offset by rising service costs and additional costs related to the new wells that have been placed on production.

Production and ad valorem taxes increased $1.2 million, or 83.39% to $2.6 million for the three months ended September 30, 2024 from $1.4 million for the three months ended September 30, 2023, and $4.0 million, or 75.23% to $9.3 million for the Nine months ended September 30, 2024 from $5.3 million for the Nine months ended September 30, 2023. These increased reflect the increases in oil and natural gas liquid revenues partially offset by lower gas revenues in the related periods.

Field service income decreased $0.7 million or 20.38% to $2.6 million for the third quarter 2024 from $3.3 million for the third quarter 2023 and $2.5 million, or 21.63% to $8.9 million for the nine months ended September 30, 2024 from $11.4 million for the nine months ended September 30, 2023. Workover rig services, hot oil treatments, saltwater hauling, and disposal represent the bulk of our field service operations. These changes reflect decreases in equipment utilization.

Field service expense decreased $0.06 million or 1.99% to $3.10 million for the third quarter 2024 from $3.16 million for the third quarter 2023 and $1.3 million, or 13.65% to $8.4 million for the nine months ended September 30, 2024 from $9.7 million for the nine months ended September 30, 2023. Workover rig services, hot oil treatments, saltwater hauling, and disposal represent the bulk of our field service operations. These changes reflect decreases in equipment utilization.

Depreciation, depletion and amortization expense increased $22.9 million or 100.57% to $45.8 million for the nine months ended September 30, 2024, from $22.8 million for the nine months ending September 30, 2023, and increased $9.3 million, or 104.29% to $18.2 million for the third quarter 2024 from $8.9 million for the third quarter 2023. These increases reflect the expense related to the new wells placed on production during the nine months ended September 30, 2024.

General and administrative expense increased $2.8 million, or 34.34% to $10.8 million for the nine months ended September 30, 2024 from $8.1 million for the nine months ended September 30, 2023, and $ 1.2 million, or 45.28% to $3.9 million for the three months ended September 30, 2024 from $2.7 million for the three months ended September 30, 2023. This increase is primarily due to employee compensation, benefits and other corporate costs.

Interest expense increased $0.3 million to $0.4 million for the third quarter 2024 from $0.1 million for the third quarter 2023, and increased $0.4 million to $0.8 million for the nine months ended September 30, 2024 from $0.4 million for the nine months ended September 2023. This increase reflects the higher interest and fee rates combined with borrowings throughout the nine months of 2024 under our revolving credit agreement.

Income tax expense for September 30, 2024 and 2023 periods varied due to the change in net income

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

Our credit agreement requires us to hedge a portion of our production as forecasted for the PDP reserves included in our borrowing base review engineering reports. If the borrowing base utilization percentage is less than 15% of total available borrowings determined at the end of each quarter, the Company is not required to enter into any hedge agreements. As of November 14, 2024, the Company is not required to enter into any hedge agreements. Additional drilling and future development plans will be established based on an expectation of available cash flows from operations and availability of funds under our revolving credit facility.

The Company maintains a Credit Agreement providing for a reserves-based line of credit totaling $300 million, with a current borrowing base of $115 million. As of November 14, 2024, the Company’s outstanding borrowings under this line are $22.1 million. The bank reviews the borrowing base semi-annually and, at their discretion, may decrease or propose an increase to the borrowing base relative to a re-determined estimate of proved oil and gas reserves. The next borrowing base review is scheduled for December 2024. Our oil and gas properties are pledged as collateral for the line of credit and we are subject to certain financial and operational covenants defined in the agreement. We are currently in compliance with these covenants and expect to be in compliance over the next twelve months. If we do not comply with these covenants on a continuing basis, the lenders have the right to refuse to advance additional funds under the facility and/or declare all principal and interest immediately due and payable. Our borrowing base may decrease as a result of lower natural gas or oil prices, operating difficulties, declines in reserves, lending requirements or regulations, the issuance of new indebtedness or for other reasons set forth in our revolving credit agreement. In the event of a decrease in our borrowing base due to declines in commodity prices or otherwise, our ability to borrow under our revolving credit facility may be limited and we could be required to repay any indebtedness in excess of the re-determined borrowing base.

The majority of our capital spending is discretionary, and the ultimate level of expenditures will be dependent on our assessment of the oil and gas business environment, the number and quality of oil and gas prospects available, the market for oilfield services, and oil and gas business opportunities in general.

The Company has a stock repurchase program in place, spending under this program during the first nine months of 2024 was $10.2 million. The Company expects continued spending under the stock repurchase program in 2024.

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

In 2023, the Company spud 58 wells, fifteen of these were completed by year-end, and the remaining 43 wells will all be complete in 2024: 22 of these were completed in the first quarter of 2024, 20 were completed in the second quarter of 2024, and one was completed in the third quarter of 2024. Also in the second quarter of 2024, the Company participated with Double Eagle in the drilling of a new well spud in May that was completed in mid-June. The Company invested approximately $27 million in the 15 wells completed in 2023, $50.6 million in the 22 wells completed in the first quarter of 2024, and $46 million in the 21 wells completed in the second quarter of 2024. All but three wells drilled in 2023 are horizontal wells drilled in West Texas, primarily in Reagan County. In the third quarter of 2024, the Company completed 12 new “Honey RF” horizontals in Reagan County, Texas in which we have 50% working interest and have invested approximately $43.6 million.

In addition, the Company is participating in six three-mile-long horizontals in Upton County, Texas operated by Apache Corporation that are in various stages of completion. In these six wells, the Company has an average of 47.5% interest and through completion will invest approximately $35 million.

In total, the Company has invested $141 million in 56 wells that have all been completed by early September 2024. In addition, we are currently investing $35.2 million in six horizontal wells operated by Apache in Upton County, Texas that in the process of being completed. We expect to invest an additional $48.4 million in 24 new horizontal wells in West Texas drilled and completed in 2025.

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

In the third quarter of 2024, the Company sold 7.8 surface acres in Midland County, Texas for proceeds of $427,760 and divested of 44.58 net leasehold acres in Roger Mills County Oklahoma for total proceeds of $89,159. In addition, we divested of all of our working interest in the state of New Mexico which included six operated properties in Lea County and minor working interest in one non-operated well in Eddy County. These divestments were in exchange for $220,000 and future plugging obligations. In addition, in the third quarter, the Company sold its south Texas well-servicing business, Eastern Oil Well Service Company and two saltwater disposal wells for $2,800,000.

As noted above, as of November 14, 2024, the Company had $22.1 million in outstanding borrowings and $92.9 million in availability under this facility.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the first nine months of 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	RISK FACTORS

The Company is a smaller reporting company and no response is required pursuant to this Item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There was no purchase of equity securities by the Company during the period covered by this report. The following table details the Company’s purchase of shares for the nine months ended September 30, 2024.

2024 Month	Number of Shares	Average Price Paid per share	Maximum Number of Shares that May Yet Be Purchased Under The Program at Month—End (1)
January	5,059	$102.74	268,585
February	6,711	$96.54	261,874
March	18,085	$92.96	243,789
April	2,452	$101.39	241,337
May	2,972	$105.50	238,365
June	22,767	$100.82	215,598
July	7,505	$117.67	208,093
August	12,079	$129.14	196,014
September	15,500	$134.87	180,514
Total/Average	93,130	$109.95

(1)

In December 1993, we announced that the Board of Directors authorized a stock repurchase program whereby we may purchase outstanding shares of the common stock from time-to-time, in open market transactions or negotiated sales. On October 31, 2012, June 13, 2018 and June 7, 2023, the Board of Directors of the Company approved an additional 500,000, 200,000 and 300,000 shares respectively, of the Company’s stock to be included in the stock repurchase program. A total of 4,000,000 shares have been authorized to date under this program. Through September 30, 2024, a total of 3,819,486 shares have been repurchased under this program for $100,227,444 at an average price of $26.24 per share. Additional purchases of shares may occur as market conditions warrant. We expect future purchases will be funded with internally generated cash flow or from working capital.

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

PrimeEnergy Resources Corporation
(Registrant)

November 14, 2024	/s/ Charles E. Drimal, Jr.
Charles E. Drimal, Jr.
President
Principal Executive Officer

/s/ Beverly A. Cummings
November 14, 2024	Beverly A. Cummings
Executive Vice President
Principal Financial Officer