Form 10-K
period 2024-12-31
PRIMEENERGY RESOURCES CORP
filed 2025-04-15
CIK 56868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting stock of the registrant held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter, was $66,363,685. The number of shares outstanding of the registrant’s Common Stock, par value $0.10 per share, as of April 8, 2025, was 1,672,470.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be furnished to stockholders in connection with its Annual Meeting of Stockholders to be held on June 5, 2025, are incorporated by reference in Part III hereof.

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

These risks and uncertainties include, among other things, volatility of commodity prices; product supply and demand; the impact of armed conflict (including the ongoing conflicts in Ukraine and the Middle East) or political instability on economic activity and oil and gas supply and demand; competition; the ability to obtain drilling, environmental and other permits and the timing thereof; the effect of future regulatory or legislative actions on the Company or the industry in which it operates, including potential changes to tax rates or laws, new restrictions on development activities or potential changes in regulations limiting produced water disposal; the ability to obtain approvals from third parties and negotiate agreements with third parties on mutually acceptable terms; potential liability resulting from pending or future litigation; the costs, including the potential impact of cost increases due to inflation and supply chain disruptions, and results of development and operating activities; the impact of a widespread outbreak of an illness on global and U.S. economic activity, oil and gas demand, and global and U.S. supply chains; availability of equipment, services, resources and personnel required to perform the Company’s development and operating activities; access to and availability of transportation, processing, fractionation, refining, storage and export facilities; the Company’s ability to replace reserves, implement its business plans or complete its development activities as scheduled; the Company’s ability to achieve its emissions reductions, flaring and other ESG sustainability goals; access to and cost of capital; the financial strength of (i) counterparties to The Company’s credit facility and derivative contracts, (ii) issuers of the Company’s investment securities and (iii) purchasers of the Company’s oil, NGL and gas production and downstream sales of purchased commodities; uncertainties about estimates of reserves, identification of drilling locations and the ability to add proved reserves in the future; the assumptions underlying forecasts, including forecasts of production, operating cash flow, well costs, capital expenditures, rates of return, expenses, and cash flow from downstream purchases and sales of oil and gas, net of firm transportation commitments; quality of technical data; environmental and weather risks, including the possible impacts of climate change on the Company’s operations and demand for its products; cybersecurity risks; the risks associated with the ownership and operation of the Company’s well services business and acts of war or terrorism. In addition, the Company may be subject to currently unforeseen risks that may have a materially adverse effect on it.

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

December 31, 2024

PART I

Item 1.	BUSINESS.

General

PrimeEnergy Resources Corporation (the “Company”) was organized in March 1973, under the laws of the State of Delaware. We are an independent oil and natural gas company engaged in acquiring, developing, and producing oil and natural gas. We presently own producing and non-producing properties located primarily in Texas, and Oklahoma. All of our oil and gas properties and interests are located in the United States. Through our subsidiaries Prime Operating Company and EOWS Midland Company, we act as operator and provide well-servicing support operations for many of the onshore oil and gas wells we operate, as well as for third parties. We are also active in the acquisition of producing oil and gas properties through joint ventures with industry partners. In addition, we own a 12.5% overriding royalty interest in over 30,000 acres in the state of West Virginia. We are currently not receiving revenue from this asset, as development has not begun. In addition, through a wholly owned offshore company, we own a currently idle 60-mile-long pipeline offshore on the shallow shelf of Texas. We also hold a 33.3% interest in a limited partnership that owns a 138,000-square-foot retail shopping center on ten acres in Prattville, Alabama, which is on our books for $40,000 as of December 31, 2024. There is currently no debt on the shopping center and it has approximately $700,000 of working capital on its balance sheet.

Additional Information

PrimeEnergy files or furnishes annual, quarterly, and current reports, proxy statements, and other documents with the SEC under the Securities Exchange Act of 1934 (the “Exchange Act”). The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers, including PrimeEnergy, that file electronically with the SEC.

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

Exploration, Development, and Recent Activities

The Company’s goal is to responsibly develop its oil and gas reserves, predominantly through horizontal drilling. Our strategy includes targeting reservoirs with high initial production rates and cash flow as well as targeting reservoirs with lower initial production rates but with higher expected return on investment. We believe that with today’s technology, horizontal development of our reserves provides superior economic results as compared to vertical development, by delivering higher production rates through greater contact and stimulation of a larger volume of reservoir rock while minimizing the surface footprint required to develop those same reserves.

Maintaining a strong balance sheet and ample liquidity are key components of our business strategy. In 2025, we will continue our focus on preserving financial flexibility and liquidity as we manage the risks facing our industry. Our capital budget for the year is reflective of current commodity prices and has been established based on an expectation of available cash flows, with any cash flow deficiencies expected to be funded by borrowings under our revolving credit facility. As we have done historically to preserve or enhance liquidity, we may adjust our capital program throughout the year, divest non-strategic assets, or enter into strategic joint ventures.

Horizontal development of our leasehold acreage has continued at a fast pace, particularly in West Texas, where in 2024 we participated with Double Eagle, Pioneer, Civitas, and ConocoPhillips in the drilling and completion of 56 new horizontal wells targeting the Wolfcamp and Spraberry producing intervals. There are at least six pay intervals (“benches”) being developed in the Midland Basin, from the deeper Wolfcamp “D” up through the shallower Middle Spraberry. The economic variability from one area to another and from one well to another depends on geologic properties (thickness, porosity, permeability, and hydrocarbon maturity), lateral length, stimulation, and oil price, as well as the economies of scale and therefore cost advantages often achieved by the more active operators. Under our leasehold acreage in the Midland Basin, several of these benches have either never been tested, or not yet developed, however, near our acreage, some of these benches have just recently been aggressively developed. We estimate that our acreage in Reagan, Upton, and Martin counties has the potential for as many as 100 drilling locations for these benches that we believe will likely be drilled in the next several years. In particular, under our large acreage position in Reagan County, only the Wolfcamp “A” and “B” intervals have been developed so far, along with a one-well test of the Wolfcamp “D” on one block, which is encouraging. We, therefore, see significant potential for near-term development of one or more productive intervals in the Wolfcamp “D”, Jo Mill, Lower Sprabbery, and Middle Spraberry.

Currently, in Upton County, we are participating with Apache Corporation in six 3-mile-long horizontals that targeted the Upper Wolfcamp and the Jo Mill benches. These six wells were all completed before February 1, 2025, and are producing as of April 1, 2025. The following is a detailed description of the recent and expected near-term drilling activities.

In 2023, the Company completed 35 horizontal wells operated by five operators: 32 of these are located in West Texas and three in Oklahoma. In total, including the cost of facilities, the Company invested approximately $96 million, 99% of which was for wells in West Texas where we have been developing various proven pay intervals in the Wolfcamp and Spraberry formations. Below is a recap of our horizontal development activity in 2023.

In Reagan County, Texas we participated with Hibernia Energy II (Now Civitas) in ten 2-mile-long horizontals carrying 25% interest and investing $25.6 million. These ten wells on our “Brynn” tract began production in April 2023. Also in Reagan County in 2023, we participated with DE IV, LLC (Double Eagle) in 15 horizontals and invested approximately $34.8 million: five of these were 2-mile-long laterals on the “Prime East” tract that were placed on production in May 2023, in which we have nearly 50% interest, another six 2-mile-long laterals on the “Studley AV” tract that were brought on production in December 2023 in which we have 7% interest, and four 2.5-mile laterals on the “Studley CKO” tract that were completed in December 2023 in which we have 20% interest. These 25 Reagan County wells were all completed in 2023.

In Upton County, Texas, we participated for 50% interest in two 3-mile-long horizontals operated by Apache. These were brought into production in October 2023 and required an investment of approximately $17 million through completion of the wells and central facilities. In Martin County, Texas in 2023, we participated with ConocoPhillips for 20.8% interest in five 2.5-mile-long horizontal laterals, investing approximately $12 million. These five were completed and brought online in September 2023. Also in 2023, in Oklahoma, we joined Ovintiv USA, Inc. in the drilling of three 3-mile-long horizontals located in Canadian County with 2% interest and invested approximately $645,000.

In 2024, the Company invested $113 million in 48 horizontals in West Texas: 47 of these are located in Reagan County and one is located in Upton County. In Reagan County, the Company joined Double Eagle in drilling and completing 33 new horizontal wells: on the “Honey RF” tract we completed 12 horizontals each being two-mile-long laterals, and participated with 50% interest investing $37 million; on the “Prime West” tract we have 50% interest in six wells and invested $20.5 million; on both the “Kramer” and “O’Bannion” tracts we participated in six horizontals, each with an average 8.3% interest and we invested approximately $7.8 million; and on the “Pink Floyd” tract we have less than 1% interest in two wells in which we invested approximately $174,900; and on our“Studley AV” tract we participated with Double eagle in testing the Wolfcamp “D” interval; in this well we have about 6.3% interest and invested approximately $600,000. Also in Reagan County, we participated with Civitas in 14 horizontal wells on the “Christi” tract, carrying an average of 39% interest and investing roughly $46.7 million. Also in 2024, in Upton County, we participated with Pioneer Natural Resources in one 2-mile-long horizontal with 3.94% interest, investing approximately $425,800. Of these 48 wells, 32 are 2-mile-long laterals, 14 are 2.5-mile-long laterals, and two are 3-mile-long laterals.

         In addition to this activity, in June of 2024, we began participation with Apache in the drilling of six additional 3-mile-long laterals in Upton County on our “Mt. Moran” tract. Three of these wells were completed in late December 2024 and three were completed in January of 2025. All six new “Mt. Moran” wells are producing as of April 1, 2025. In these six Mt. Moran wells, the Company has an average of 51.16% interest and will in total invest approximately $40.5 million. In addition, in November of 2024, in Reagan County, we began participating with Double Eagle in 15 “OG” horizontal wells: eight are 2.5-mile-long laterals, and seven are 2-mile-long laterals. In each of these 15 “OG” wells the Company has approximately 23% interest and in total will invest roughly $29 million through completion of production facilities. These 15 horizontals are expected to be on production in mid to late April 2025. By the end of the second quarter of 2025, therefore, the Company will have invested approximately $70 million in these additional 21 horizontal wells.

In early March 2025, Ovintiv Mid-Continent spud two “Jennifer 1407” wells in Canadian County, Oklahoma; in these, we will participate for approximately 3.125% interest and invest $408,000. In the second and third quarters of 2025, we are anticipating the start of twenty new horizontals in the Midland Basin of West Texas: 15 wells operated by Double Eagle on our “Full House” tract in Reagan County in which the Company will participate with approximately 31% interest and invest $48.4 million, and five wells operated by ConocoPhillips on our “Schenecker” tract in Martin, County in which we plan to participate for 20.83% interest and invest $11.3 million. In total in these 22 wells, we will invest approximately $60 million.

The Company’s horizontal development activities in the last two years, along with our projected activity for 2025, can be summarized as follows: in 2023 we invested $96 million in 35 horizontals, in 2024 we invested $113 million in 48 horizontals, and in 2025, we expect to invest $129 million in 43 horizontals. Therefore, in total, since January 2023 and through 2025, the Company will have invested roughly $338 million in horizontal development, primarily in the Midland Basin of West Texas. It is also noteworthy, that since the start of our horizontal development activities in 2012 the Company has invested over $430 million in horizontal drilling in the Midland Basin of West Texas, and $45 million in Oklahoma, predominantly in the Scoop/Stack Play.

Additional future drilling activity on our leasehold acreage in West Texas is expected over the next few years. In particular, based on activity west of our acreage in Reagan County, and a recent deep test by Double Eagle on our joint leasehold, we anticipate that proposals will soon be put forward for the drilling of between 36 and 45 new horizontals that will target the Wolfcamp “D” pay zone in Reagan County, and perhaps an additional test well or two in one or more of the other undeveloped pay horizons. In this future activity, we would expect to invest over $100 million. In addition, the Company has identified 20 horizontal locations across our acreage in Upton and Martin counties that could be drilled in this same time frame. These additional 20 wells will require an investment of approximately $64 million. In total, therefore, with the $60 million investment in the wells expected to begin drilling in 2025, the $100 million in Wolfcamp “D” development, plus $64 million in 20 additional near-term wells expected to occur in the 2026-2027 timeframe, we anticipate investing approximately $224 million in horizontal drilling in West Texas over the next several years.

In West Texas and eastern New Mexico, we maintain an acreage position of approximately 17,138 gross (9,483 net) acres, 89.3% of which are located in Reagan, Upton, and Martin counties of Texas where our current West Texas horizontal drilling activities are focused. In addition to the wells currently being drilled or completed, we believe this acreage has the resource potential to support the drilling of as many as 100 future horizontal wells.

In Oklahoma, we are focused on the development of our reserves in Canadian, Grady, Kingfisher, Garfield, Major, and Garvin counties where we have approximately 4,113 net leasehold acres in the Scoop/Stack Play. Of this acreage, we believe 2,355 net leasehold acres hold significant additional resource potential that could support the drilling of as many as 43 new horizontal wells based on an estimate of four wells per multi-section drilling unit, two in the Mississippian and two in the Woodford Shale. Proposals may be received on the remaining 2,017 acres, however, rather than participate we may choose to sell the acreage or farm-out, receiving cash and retaining an over-riding royalty interest (ORRI). Regarding the 13 wells drilled in 2023, we chose to farm-out our interest and own an ORRI in these wells. The Company plans to participate with Ovintiv Mid-Continent in the drilling of two 2-mile-long horizontals in Canadian County, Oklahoma with 3.125% interest, investing roughly $408,000 through completion. Also in 2024, the Company earned an ORRI interest in five wells in Canadian County, with an average of 0.9% in each of three wells and 3% in two wells, and earned a 0.034% ORRI in one well in Major County.

Significant Activity

As of December 31, 2024, we had net capitalized costs related to proved oil and gas properties of $294 million. Total expenditures for the acquisition, exploration, and development of our properties during 2024 were $119 million as we continue development under the programs discussed above. Proved reserves as of December 31, 2024, were 26,512 MBOE which consisted of 76.5% proved developed reserves and 23.5% proved undeveloped reserves.

The Company is actively participating in 21 horizontals in West Texas spud in the middle of 2024 that have been drilled in Spraberry and Wolfcamp producing intervals. In total, the Company will invest an estimated $68.5 million in these 21 wells: Six operated by Apache, which were placed on production in March 2025 and the remaining 15, operated by Double Eagle, are to be on production in April 2025. In addition, in the first quarter of 2025, we began participating in two horizontals with Ovintiv Mid-Continent in Canadian County, Oklahoma with a working interest share of 3.125% interest and will invest approximately $408,000. In the second and third quarters of 2025, we expect to begin participation in two development projects in West Texas with 20.83% interest in the drilling of five wells in Martin County, operated by ConocoPhillips, and with 31% interest in 15 wells in Reagan County operated by Double Eagle. Total investment in these is estimated to be $48.5 million.

In 2024, the Company raised proceeds of $4.2 million from the sale of acreage, producing properties, and an equipment company subsidiary, and we acquired $3.88 million worth of acreage in West Texas for future development.

We believe that our diversified portfolio approach to our drilling activities produces more consistent and predictable economic results than would otherwise be experienced with a less diversified or higher-risk drilling program profile.

We attempt to assume the position of operator in all acquisitions of producing properties. We will continue to evaluate prospects for leasehold acquisition and exploration and development operations in areas in which we own interests and are actively pursuing the acquisition of producing properties. To diversify and broaden our asset base, we will consider acquiring the assets or stock in other entities and companies in the oil and gas business. Our main objective in making any such acquisitions will be to acquire income-producing assets to increase our net worth and increase our oil and gas reserve base.

We presently own producing and non-producing properties located primarily in Texas, and Oklahoma, and through a wholly owned subsidiary, we own a significant amount well-servicing equipment.

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

Well Operations

Our operations are conducted through our principal offices in Houston, Texas, and district offices in Houston and Midland, Texas, and Oklahoma City, Oklahoma. We currently operate 508 wells, including producing, saltwater disposal, injection, and supply wells: 32 through the Houston office, 321 through the Midland office, and 155 through the Oklahoma City office. We own a majority interest in nearly all of our operated wells.

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

Regulation Affecting Sales and Transportation of Commodities

Sales prices for oil, natural gas and NGLs are not currently regulated in the United States and therefore are dictated by the prevailing market prices. Although prices of these energy commodities are currently unregulated, Congress historically has been active in their regulation. We cannot predict whether new legislation to regulate oil and natural gas, or the prices charged for these commodities, might be proposed, what proposals, if any, might actually be enacted by Congress or the various state legislatures and what effect, if any, the proposals might have on our operations. Sales of oil and natural gas may be subject to certain state and federal reporting requirements.

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

Water Discharges

The Federal Water Pollution Control Act, or the Clean Water Act (the “CWA”), and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States. The discharge of pollutants into regulated waters, including wetland areas, is prohibited, except in accordance with the terms of a permit issued by the EPA, the U.S. Army Corps of Engineers (the “USACE”) or an analogous state agency. In September 2015, the EPA and the USACE issued a final rule outlining federal jurisdictional reach under the CWA over waters of the U.S., including wetlands, which has since been subject to several revisions. In May 2023, the Supreme Court decided Sackett v. EPA, which significantly narrowed the scope of “waters of the United States.” Under Sackett, the jurisdictional “waters” refers only to “those relatively permanent, standing or continuously flowing bodies of water forming geographic features that are described in ordinary parlance as streams, oceans, rivers, and lakes” and to “wetlands that are as a practical matter indistinguishable from waters of the United States.” In August 2023, the EPA finalized a rule amending the definition of “waters of the United States” to conform with the recent Supreme Court decision in Sackett. Litigation challenging the EPA’s rule and aspects of the January 2023 definition not addressed by Sackett is ongoing. To the extent future changes expand the scope of the CWA’s jurisdiction, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas. In addition, federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations. We do not expect the costs to comply with the requirements of the CWA to have a material adverse effect on our operations.

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

Regulation of Greenhouse Gas Emissions

In response to findings that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) endanger public health and the environment, the EPA has adopted regulations under existing provisions of the Clean Air Act that, among other things, establish Prevention of Significant Deterioration (“PSD”), construction and Title V operating permit reviews for certain large stationary sources. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards for these emissions. EPA rulemakings related to GHG emissions could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified sources. In addition, the EPA has adopted rules requiring the annual reporting of GHG emissions from certain petroleum and natural gas system sources in the U.S., including, among others, onshore and offshore production facilities, which include certain of our operations. In December 2023, the EPA finalized New Source Performance Standard (“NSPS”) Subpart OOOOb, which seeks to reduce methane and volatile organic compound emissions from the oil and natural gas source category and NSPS Subpart OOOOc, which create, for the first-time, emission guidelines for existing oil and natural gas sources that would be included in individual states’ implementation plans. These standards expand upon previously issued NSPS Subparts OOOO and OOOOa published by the EPA in 2012 and 2016, respectively. President Trump’s Administration has diverged, and is expected to continue to diverge, from the prior Biden Administration’s positions including by promulgating new or amended regulations that are supportive of oil and natural gas development

Substantial limitations on GHG emissions could adversely affect demand for the oil and natural gas we produce and lower the value of our reserves. Notwithstanding potential risks related to climate change, the International Energy Agency estimates that global energy demand will continue to represent a major share of global energy use through 2040, and other private sector studies project continued growth in demand for the next two decades. However, recent activism directed at shifting funding away from companies with energy-related assets could result in limitations or restrictions on certain sources of funding for the energy sector. Finally, it should also be noted that many scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods, droughts and other climatic events; if any such effects were to occur, they could have an adverse effect on our financial condition and results of operations.

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

Although we have not experienced any material adverse effect from compliance with environmental requirements, there is no assurance that this will continue. We did not have any material capital or other non-recurring expenditures in connection with complying with environmental laws or environmental remediation matters in 2024, nor do we anticipate that such expenditures will be material in 2025.

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

Oil and Gas Industry Considerations

Since the worldwide economic downturn in mid-2020, while oil prices have improved with demand steadily increasing, worldwide oil inventories, from a historical perspective, remain low. In addition, concerns exist with the ability of OPEC and other oil producing nations to meet forecasted future oil demand growth, with many OPEC countries not able to produce at their OPEC agreed upon quota levels due to their limited capital investments directed towards developing incremental oil supplies over the past few years. Furthermore, sanctions, import bans and price caps on Russia have been implemented by various countries in response to the ongoing war in Ukraine, further impacting global oil supply. As a result of these and other oil and gas supply constraints, the world has experienced significant increases in energy costs. In March 2025, OPEC and certain other oil-producing countries (“OPEC+”) announced a plan to start increasing crude oil output starting in April 2025, which includes the gradual unwinding beginning in April 2025 of OPEC’s MMBOPD production cut that started in July 2023. Economic volatility and geopolitical tensions have resulted in global supply chain disruptions, which has led to significant cost inflation. Global oil price levels and inflationary pressures will ultimately depend on various factors that are beyond the Company’s control, such as (i) the ability of OPEC and other oil producing nations to manage the global oil supply, (ii) the impact of sanctions, tariffs and import bans on production from Russia and other countries, (iii) the timing and supply impact of any Iranian sanction relief on their ability to export oil, (iv) the global supply chain constraints associated with manufacturing and distribution delays, (v) oilfield service demand and cost inflation, and (vi) political stability of oil consuming countries and oil producing regions. The Company continues to assess and monitor the impact of these factors and consequences on the Company and its operations.

Major Customers

The Company sells its oil and gas production to a number of direct purchasers under direct contracts or through other operators under joint operating agreements. Listed below are the percent of the Company’s total oil and gas sales made which represented more than 10% of the Company’s oil and gas sales in the year 2024.

Oil Purchasers:
DE IV Operating, LLC	44.09%
Civitas Resources Inc...	19.57%
APA Corporation.	11.90%

Gas Purchasers:
DE IV Operating, LLC	29.77%
Civitas Resources Inc	21.79%
APA Corporation.	18.64%

Although there are no long-term purchasing agreements with these purchasers, we believe that they will continue to purchase our oil and gas products and, if not, could be readily replaced by other purchasers.

Employees

At December 31, 2024, we had 78 full time employees, 30 of whom were employed at our principal offices in Houston, Texas, at the offices of Prime Operating Company, and EOWS Midland Company, and 48 employees who were primarily involved in our district operations in Midland, Texas and Elmore City and Oklahoma City, Oklahoma.

Item 1A.	RISK FACTORS

General Risk Factors

The prices of oil, NGL and gas are highly volatile. A sustained decline in these commodity prices could materially and adversely affect the Company’s business, financial condition and results of operations.

Our revenues, operating results, financial condition and ability to borrow funds or obtain additional capital depend substantially on prevailing prices for natural gas and oil. Lower commodity prices may reduce the amount of natural gas and oil that we can produce economically. Natural gas prices, based on the twelve-month average of the first of the month Henry Hub index price, were $2.13 per MMBTU in 2024 as compared to $2.637 per MMBTU in 2023, and have averaged $3.89 per MMBTU for the first three months of 2025. Oil prices, based on West Texas Intermediate(WTI) Light Sweet Crude first-of-the-month prices, averaged $75.48 per barrel in 2024 as compared to $78.22 per barrel in 2023, and in the first three months of 2025, the first-of-the-month price has averaged $69.67 per barrel.

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

Prices for natural gas and oil are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for natural gas and oil, market uncertainty and a variety of additional factors that are beyond our control. These factors include:

●	the level of consumer product demand;

●	the domestic and foreign supply of natural gas and oil

●	weather conditions and natural disasters;

●	political conditions in natural gas and oil producing regions, including the Middle East, Russia, Africa and South America;

●	actions by the members of the Organization of Petroleum Exporting Countries with respect to oil production levels and announcements of potential changes in such levels;

●	the price levels, including any changes to tariffs, and quantities of foreign imports to the United States;

●	actions of governmental authorities;

●	the availability, proximity and capacity of gathering, transportation, processing and/or refining facilities in regional or localized areas that may affect the realized price for natural gas and oil;

●	inventory storage levels;

●	the nature and extent of domestic and foreign governmental regulations and taxation, including environmental and climate change regulation;

●	the price, availability and acceptance of alternative fuels;

●	technological advances affecting energy consumption;

●	speculation by investors in oil and natural gas;

●	variations between product prices at sales points and applicable index prices;

●	conservation and environmental protection efforts, including activities by non-governmental organizations to restrict the exploration, development and production of natural gas and oil;

●	overall economic conditions; and

●	global or national health concerns, including the outbreak of pandemic or contagious disease.

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

In addition to the risks presented to our systems and networks, cyber-attacks affecting oil and natural gas distribution systems maintained by third parties, or the networks and infrastructure on which they rely, could delay or prevent delivery of our production to markets. Further, cyber-attacks on a communications network or power grid could cause operational disruption resulting in loss of revenues. A cyber-attack of this nature would be outside our control, but could have a material, adverse effect on our business, financial condition and results of operations.

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

The borrowing base under our revolving credit facility is currently $115 million, and lender commitments under our revolving credit facility are $300 million. The borrowing base is redetermined semi-annually under the terms of the revolving credit facility. In addition, either we or the lenders may request an interim redetermination twice a year or in conjunction with certain acquisitions or sales of oil and gas properties. Our borrowing base may decrease as a result of lower natural gas or oil prices, operating difficulties, declines in reserves, lending requirements or regulations, the issuance of new indebtedness or for other reasons set forth in our revolving credit agreement. In the event of a decrease in our borrowing base due to declines in commodity prices or otherwise, our ability to borrow under our revolving credit facility may be limited and we could be required to repay any indebtedness in excess of the redetermined borrowing base. In addition, we may be unable to access the equity or debt capital markets to meet our obligations, including any such debt repayment obligations.

Strategic determinations, including the allocation of capital and other resources to strategic opportunities, are challenging, and our failure to appropriately allocate capital and resources among our strategic opportunities may adversely affect our financial condition and reduce our growth rate.

Our future growth prospects are dependent upon our ability to identify optimal strategies for our business. In developing our business plan, we considered allocating capital and other resources to various aspects of our businesses including well-development (primarily drilling), reserve acquisitions, exploratory activity, corporate items and other alternatives. We also considered our likely sources of capital. Notwithstanding the determinations made in the development of our 2025 plan, business opportunities not previously identified periodically come to our attention, including possible acquisitions and dispositions. If we fail to identify optimal business strategies, or fail to optimize our capital investment and capital raising opportunities and the use of our other resources in furtherance of our business strategies, our financial condition and growth rate may be adversely affected. Moreover, economic or other circumstances may change from those contemplated by our 2025 plan, and our failure to recognize or respond to those changes may limit our ability to achieve our objectives.

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

From time to time, the U.S. Congress has considered adopting legislation intended to provide for federal regulation of hydraulic fracturing and to require disclosure of the additives used in the hydraulic-fracturing process. In addition, certain states, including Texas where the Company operates, have adopted, and other states are considering adopting, regulations that could impose new or more stringent permitting, disclosure, disposal and well-construction requirements on hydraulic-fracturing operations. For example, in April 2019, Colorado passed legislation reforming exploration and production activities by the oil and gas industry in the state including, among other things, revising the mission of the state oil and gas agency from fostering energy development in the state to instead focusing on regulating the industry in a manner that is protective of public health and safety and the environment, as well as authorizing cities and counties to regulate oil and gas operations within their jurisdictions as they do other development. While the Company does not conduct operations in Colorado, passage or enactment of similar legislation in other states in which it does operate could significantly increase the Company’s operating costs and have a significant adverse effect on the Company’s ability to conduct operations. In the absence of federal actions, states may elect to become more active in regulating or even could elect to prohibit hydraulic fracturing or high volume hydraulic fracturing altogether, following the approach taken by the states of Vermont, Maryland, Washington and New York. Also, local land use restrictions, such as city ordinances, may be adopted to restrict or prohibit drilling in general or hydraulic fracturing in particular. In Texas, legislation was adopted providing that the regulation of oil and gas operations in Texas is under the exclusive jurisdiction of the state and thus preempts local regulation of those operations. Nonetheless, municipalities and political subdivisions in Texas continue to have the right to enact “commercially reasonable” regulations for surface activities.

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

In connection with its operations, the Company must obtain and maintain numerous environmental and oil and gas-related permits, approvals and certificates from various federal, state and local governmental authorities, and may incur substantial costs in doing so. The need to obtain permits has the potential to delay, curtail or cease the development of oil and gas projects. The Company may in the future be charged royalties on gas emissions or required to incur certain capital expenditures for air pollution control equipment or other air emissions related issues. For example, in 2015, the EPA issued a final rule under the CAA lowering the National Ambient Air Quality Standard (“NAAQS”) for ground-level ozone from 75 parts per billion to 70 parts per billion under standards to provide protection of public health and welfare. In subsequent years, the EPA has issued area designations with respect to ground-level ozone and final requirements that apply to state, local and tribal air agencies for implementing the 2015 NAAQS for ground-level ozone. State implementation of the revised NAAQS could, among other things, require installation of new emission controls on some of the Company’s equipment, resulting in longer permitting timelines, and significantly increase the Company’s capital expenditures and operating costs. In another example, the EPA and U.S. Army Corps of Engineers (the “Corps”) released a final rule in 2015 outlining federal jurisdictional reach under the CWA over waters of the U.S., including wetlands, which has since been subject to several revisions. In August 2023, the EPA finalized a rule amending the definition of “waters of the United States” to conform with the recent Supreme Court decision in Sackett v. EPA. However, litigation challenging the EPA rulemaking and aspects of the January 2023 definition not addressed by Sackett is ongoing. To the extent that future changes to the definition expand the scope of the CWA’s jurisdiction in areas where the Company conducts operations, the Company could incur (i) delays, restrictions or prohibitions in the issuance of necessary permits, (ii) restrictions or cessations in the development or expansion of projects, or (iii) increases in the Company’s capital expenditures and operating expenses by, for example, requiring installation of new emission controls on some of the Company’s equipment, any one or more of which developments could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The Company’s operations are subject to a number of risks arising out of concerns regarding the threat of climate change.

The Company’s operations are subject to a number of risks arising out of concerns regarding the threat of climate change, including regulatory and litigation risks, that could, among other things, result in increased operating costs and costs of compliance, limit the areas in which oil and gas production may occur, expose the Company to the risk of increased activism or reduce demand for the oil and gas the Company produces.

In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, following the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the CAA, the EPA has adopted regulations that, among other things, (i) establish construction and operating permit reviews for GHG emissions from certain large stationary sources, (ii) require the monitoring and annual reporting of GHG emissions from certain petroleum and gas system sources in the United States, (iii) implement CAA emission standards directing the reduction of methane from certain new, modified, or reconstructed facilities in the oil and gas sector, and (iv) together with the DOT, implement GHG emissions limits on vehicles manufactured for operation in the United States. For example, in December 2023, the EPA finalized NSPS Subpart OOOOb, which seeks to reduce methane and volatile organic compound emissions from the oil and natural gas source category and NSPS Subpart OOOOc, which create, for the first-time, emission guidelines for existing oil and natural gas sources that would be included in individual states’ implementation plans. These standards expand upon previously issued NSPS Subparts OOOO and OOOOa published by the EPA in 2012 and 2016, respectively. Additionally, various states, groups of states, and other countries have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, there is a non-binding agreement, the United Nations sponsored “Paris Agreement,” for nations to limit their GHG emissions through individually-determined reduction goals every five years after 2020. In January 2025, President Trump signed an executive order to withdraw the United States from the Paris Agreement. While the current U.S. administration may diverge from the prior administration’s positions and could withdraw from or otherwise roll back existing GHG emissions regulations, it is not possible at this time to predict exactly which and to what extent such regulations will be modified, and how any such actions may impact our business. Further, such actions could prompt more activity from state and local legislative bodies and administrative agencies to pass stricter GHG emissions laws, regulations, and other binding commitments.

Litigation risks relating to GHG emissions and climate change are increasing, as a number of cities, local governments or other persons have sought to bring suit against oil and gas exploration and production companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to global warming effects, such as rising sea levels, and therefore are responsible for roadway and infrastructure damages, or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors by failing to adequately disclose those impacts.

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

Companies across all industries continue to face scrutiny relating to their ESG policies. Investor advocacy groups, certain institutional investors, investment funds, lenders and other market participants, often focus on ESG practices and in recent years have placed increasing importance on the implications and social cost of their investments. At the same time, some stakeholders and regulators have increasingly expressed or pursued opposing views, legislation, and investment expectations with respect to ESG, including the enactment or proposal of “anti-ESG” legislation or policies. Our ESG practices and related disclosures may be subject to increased scrutiny and may not satisfy the requirements of all stakeholders or their requirements may not be made known to us. The increased focus and activism related to ESG and similar matters may hinder access to capital, as investors and lenders may decide to reallocate capital or not to commit capital as a result of their assessment of a company’s ESG practices. Companies that do not adapt to or comply with investor, lender or other industry shareholder expectations and standards, which are evolving and may be conflicting, or which are perceived to have not responded appropriately to such stakeholder’s concern, regardless of whether there is a legal requirement to do so, may suffer from reputational damage and the business, financial condition or stock price of such a company could be materially and adversely affected.

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

Further, we may incur additional costs and require additional resources to monitor, report and comply with ESG requirements that may be adopted. The occurrence of any of the foregoing could have a material adverse effect on our business and financial condition.

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

Our executive offices, as well as offices of Prime Operating Company and EOWS Midland Company are located in leased premises in Houston, Texas.

We maintain district offices in Midland, Texas, and Oklahoma City, Oklahoma and have field offices in Midland, Texas, as well as, Garvin, Oklahoma.

Substantially all of our oil and gas properties are subject to a mortgage given to collateralize indebtedness or are subject to being mortgaged upon request by our lenders for additional collateral.

The information set forth below concerning our properties, activities, and oil and gas reserves includes our interests in affiliated entities.

The following table sets forth the exploratory and development drilling experience with respect to wells in which we participated during the three years ended December 31, 2024.

	2024		2023		2022
	Gross	Net	Gross	Net	Gross	Net
Exploratory:
Oil	—	—	—	—	—	—
Gas	—	—	—	—	—	—
Dry	—	—	—	—	—	—
Development:
Oil	59	18.74	35	8.37	8	0.76
Gas	—	—	—	—	—	—
Dry	—	—	—	—	—	—
Total:
Oil	59	18.74	35	8.37	8	0.76
Gas	—	—	—	—	—	—
Dry	—	—	—	—	—	—

	59	18.74	35	8.37	8	0.76

Oil and Gas Production

As of December 31, 2024, we had ownership interest in the following number of gross and net producing oil and gas wells(1).

	Gross	Net
Producing Oil Wells(1)	789	33
Producing Gas Wells(1)	206	384

(1)	A gross well is a well in which a working interest is owned. A net well is the sum of the fractional working interests owned in gross wells.

The following table shows our net production of oil, NGL and natural gas for each of the three years ended December 31, 2024. “Net” production is net after royalty interests of others are deducted and is determined by multiplying the gross production volume of properties in which we have an interest by the percentage of the leasehold, mineral or royalty interest owned by us.

	2024	2023	2022
Oil (barrels)	2,556,000	1,144,000	939,000
NGL (barrels)	1,284,000	606,000	417,000
Gas (Mcf)	7,766,000	4,127,000	3,325,000

The following table sets forth our average sales prices together with our average production costs per unit of production for the three years ended December 31, 2024.

	2024	2023	2022
Average sales price per barrel of oil	$75.80	$76.84	$96.70
Average sales price per barrel of NGL	$20.25	$19.64	$35.70
Average sales price per Mcf of natural gas	$0.43	$1.93	$5.54
Average production costs per net equivalent barrel of oil(1)	$9.29	$12.98	$16.07

(1)	Net equivalent barrels are computed at a rate of 6 Mcf per barrel and costs exclude production taxes.

Average oil, NGL and gas prices received including the impact of derivatives were:

	2024	2023	2022
Average sales price per barrel of oil	$75.80	$76.33	$87.77
Average sales price per barrel of NGL	$20.25	$19.64	$35.70
Average sales price per Mcf of natural gas	$0.43	$1.93	$4.44

Acreage

The following table sets forth the approximate gross and net undeveloped acreage in which we have leasehold and mineral interests as of December 31, 2024. “Undeveloped acreage” is acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves.

	Developed		Undeveloped		Total
	Gross	Net	Gross	Net	Gross	Net
Leasehold acreage	84,153	24,832	-	-	84,153	24,832
Mineral fee acreage	1,640	117	19,257	417	20,897	534
Total	85,793	24,949	19,257	417	105,050	25,366

Total Net Undeveloped Acreage Expiration

In the event that production is not established, or we take no action to extend or renew the terms of our leases, our net undeveloped acreage that will expire over the next three years, as of December 31, 2024, is zero acres for the year ending December 31, 2025, zero in 2026, and zero acres in 2027.

Reserves

All of our interests in proved developed and undeveloped oil and gas properties have been evaluated by Ryder Scott Company, L.P. for each of the three years ended December 31, 2024. The professional qualifications of the technical persons primarily responsible for overseeing the preparation of the reserve estimates can be found in Exhibit 99.1, the Ryder Scott Company, L.P. Report on Registrant’s Reserves Estimates. In matters related to the preparation of our reserve estimates, our district managers report to the Engineering Data manager, who maintains oversight and compliance responsibility for the internal reserve estimate process and provides oversight for the annual preparation of reserve estimates of 100% of our year-end reserves by our independent third-party engineers, Ryder Scott Company, L.P. The members of our districts consist of degreed engineers and geologists with over twenty-five years of industry experience and between ten and twenty-five years of experience managing our reserves. Our Engineering Data manager, the technical person primarily responsible for overseeing the preparation of reserves estimates, has over thirty years of experience, holds a Bachelor degree in Geology and an MBA in finance. See Part II, Item 8 “Financial Statements and Supplementary Data”, for additional discussions regarding proved reserves and their related cash flows. All of our reserves are located within the continental United States. The following table summarizes our oil and gas reserves at each of the respective dates:

	Reserve Category
	Proved Developed				Proved Undeveloped				Total
As of December 31,	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf)	Total (MBoe)	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf)	Total (MBoe)	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf)	Total (MBoe)
2022	4,143	2,497	22,277	10,353	3,028	1,833	9,030	6,366	7,171	4,330	31,307	16,719
2023	5,757	3,676	24,749	13,558	6,254	5,156	24,470	15,488	12,011	8,832	49,219	29,046
2024	7,444	6,597	37,489	20,288	3,166	1,670	8,326	6,224	10,610	8,267	45,815	26,512

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

At year-end 2022, the Company had 6,366 Mboe of proved undeveloped reserves attributable to 20 horizontal wells, located in West Texas that before year-end were in the process of being drilled by three separate operators: In Martin County, five 2.5-mile-long horizontal wells were being drilled in which the Company has 20.83% interest and an expected capital investment of $12.1 million; In Reagan County, the Company was participating in 10 two-mile horizontals operated by Hibernia Energy III (now Civitas Resources) in which the Company has a 25% interest and required approximately $25.6 million in investment and was also participating with Double Eagle (DE IV) in five two-mile-long horizontals with slightly less than 50% interest, carrying a net capital outlay of $23.4 million. All twenty of these West Texas horizontals were completed in 2023 and online in the second quarter of that year.

In 2023, the Company partnered with four operators in the drilling of 57 horizontal wells: 54 of these located in West Texas and three located in Oklahoma. At year-end 2023, 23 of these wells had been completed and the remaining 34 were completed in 2024. In those wells completed in 2023 the Company invested approximately $42.8 million and in the 34 remaining West Texas wells completed in 2024, the total investment, including central facilities, was approximately $81.3 million. At year-end 2023, six of the 34 wells completed in 2024 were categorized as probable undeveloped, therefore, their non-proved reserves were not included in the reserve report that reported only proved reserves. At year-end 2023, the Company had 15,489 MBOE of proved undeveloped reserves attributable to 52 undeveloped wells, 42 of which were in the process of being drilled or completed at year-end.

In 2024, the Company invested $113 million in drilling and completion of 48 new horizontals in West Texas: 47 of these are located in Reagan County, and one is located in Upton County. In Reagan County, the Company joined Double Eagle in 33 new horizontals with an average 28.2% interest and invested approximately $66 million. Also in Reagan County, we participated with Civitas in 14 horizontals on the “Christi” tract, carrying an average of 39% interest and investing roughly $46.7 million. Also in 2024, in Upton County, we participated with Pioneer Natural Resources in one 2-mile-long horizontal with 3.94% interest, investing approximately $425,700.

At year-end 2024, the Company was participating in 21 horizontals in West Texas. Of these 21 wells, six are located in Upton County, operated by Apache Corporation; three of the six were completed by year-end and three were completed after the first of the year and all were brought online in April, 2025. The remaining 15 of the 21 wells, located on our “OG” tracts and operated by Double Eagle, were in the process of being drilled or completed at year-end and are expected to be on production by June 2025. At year-end 2024, the Company had 6,224 MBOE of proved undeveloped reserves attributable to 33 undeveloped wells, 18 of which were in the process of being drilled or completed at year-end and 15 of which are slated for drilling in the third quarter of 2025.

The estimated future net revenue (using current prices and costs as of those dates) and the present value of future net revenue (at a 10% discount for estimated timing of cash flow) for our proved developed and proved undeveloped oil and gas reserves at the end of each of the three years ended December 31, 2024, are summarized as follows (in thousands of dollars):

	Proved Developed		Proved Undeveloped		Total
As of December 31,	Future Net Revenue	Present Value 10 Of Future Net Revenue	Future Net Revenue	Present Value 10 Of Future Net Revenue	Future Net Revenue	Present Value 10 Of Future Net Revenue	Present Value 10 Of Future Income Taxes	Standardized Measure of Discounted Cash flow
2022	$320,146	$192,688	$200,790	$118,081	$520,936	$310,769	$66,233	$244,536
2023	$314,415	$213,281	$253,959	$138,679	$568,374	$351,960	$73,912	$278,048
2024	$389,266	$280,595	$111,451	$65,030	$500,716	$345,626	$72,581	$273,045

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

Natural gas prices, based on the twelve-month average of the first-of-the-month Henry Hub index price, were $2.13 per MMBtu in 2024 as compared to $2.64 per MMBtu in 2023 and $6.36 per MMBtu in 2022. Oil prices, based on the West Texas Intermediate (WTI) Light Sweet Crude first-of-the-month average spot price, were $75.48 per barrel in 2024 as compared to $78.22 per barrel in 2023, and $93.67 per barrel in 2022. Since January 1, 2023, we have not filed any estimates of our oil and gas reserves with, nor were any such estimates included in any reports to, any federal authority or agency, other than the Securities and Exchange Commission.

District Information

The following table represents certain reserves and well information as of December 31, 2024.

	Gulf Coast	Mid- Continent	West Texas	Other	Total
Proved Reserves as of December 31, 2024 (MBoe)
Developed	452	2,643	17,159	35	20,288
Undeveloped	—	—	6,224	—	6,224
Total	452	2,643	23,383	35	26,512

Average Net Daily Production (Boe per day)	143	806	13,749	9	14,707
Gross Productive Wells (Working Interest and ORRI Wells)	124	518	652	219	1,513
Gross Productive Wells (Working Interest Only)	73	359	543	75	1,050
Net Productive Wells (Working Interest Only)	24	159	274	4	461
Gross Operated Productive Wells	28	117	315	—	460
Gross Operated Water Disposal, Injection and Supply wells	4	38	6	—	48

In West Texas, we have a field service group to service our operated wells and locations as well as third-party operators in the area. These services consist of well service support, site preparation and construction services for drilling and workover operations. Our operations are performed utilizing workover or swab rigs, saltwater disposal facilities, and trucks we own that are operated by our field employees.

Gulf Coast Region

Our production and development activities in the Gulf Coast region are concentrated in southeast and east Texas. This region is managed from our office in Houston, Texas. Principal producing intervals are in the Wilcox, Hackberry, and Yegua formations at depths ranging from 6,000 to 12,000 feet. We had 73 producing wells (24 net) in the Gulf Coast region as of December 31, 2024, of which 28 wells are operated by us. Average net daily production in our Gulf Coast Region at year-end 2024 was 143 Boe. At December 31, 2024, we had 452 MBoe of proved reserves in the Gulf Coast region, which represented 1.7% of our total proved reserves. We maintain an acreage position of over 7,468 gross (4,699 net) acres in this region, primarily in Colorado, Newton, and Polk counties. In October of 2024, on the San Pedro Ranch in Dimmit County, Texas, we finished plugging-out all of our wells, removing all surface equipment, and reclaiming the land. With assistance from an operator in the area, we were able to do so at minimal expense to the Company. By plugging out our wells on this property we were able to extinguish about $2.7 million in future plugging liability.

Currently, we are monitoring the drilling and near-term completion plans of a new well drilled by Ventex Operating, on acreage in the Segno field of Polk County, Texas where the Company farmed-out its 55% leasehold rights for cash and a 5.53% over-riding royalty interest (ORRI). The well was cased in February 2025 and the operator intends to test one or more prospective intervals in the well.

As of March 31, 2025, the Gulf Coast region has plans to recomplete three producing wells: the Wing #16, the Sarah F. Wing #80, and the Sarah F. Wing #85 wells in the Segno field of Polk County, Texas, at an expense of approximately $341,000 in total. Other than these recompletions, we currently have no operated wells in the process of being drilled, no waterfloods in the process of being installed and no other related activities of material importance.

Mid-Continent Region

Our Mid-Continent activities are concentrated in central Oklahoma. This region is managed from our office in Oklahoma City, Oklahoma. As of December 31, 2024, we had 359 producing wells (159 net) in the Mid-Continent area, of which 117 wells are operated by us. Principal producing intervals are in the Robberson, Avant, Skinner, Sycamore, Bromide, McLish, Hunton, Mississippian, Oswego, Red Fork, and Chester formations at depths ranging from 1,100 to 10,500 feet. The average net daily production in our Mid-Continent Region in 2024 was 806 Boe. On December 31, 2024, we had 2,643 MBoe of proved reserves in the Mid-Continent area, representing 10% of our total proved reserves. We maintain an acreage position of approximately 45,715 gross (10,102 net) acres in this region, primarily in Canadian, Kingfisher, Grant, Major, and Garvin counties.

Our Mid-Continent region is actively participating with third-party operators in the horizontal development of lands that include Company owned interest in several counties in the Scoop and Stack plays of Oklahoma where drilling is primarily targeting reservoirs of the Mississippian, and Woodford formations. In Canadian County, Oklahoma, we have agreed to participate with Ovintiv Mid-Continent in the drilling of two 2-mile-long horizontal wells which were spud in early March 2025. Our share of these wells will be 3.125% and the total investment will be on the order of $408,000. Also in Canadian County, we had a small ORRI in four wells drilled in the first quarter of 2025 by Camino Natural Resources.

West Texas Region

Our West Texas activities are concentrated in the Permian Basin in Texas. The oil and gas in this basin are produced primarily from five intervals; the Upper and Lower Spraberry, the Wolfcamp, the Strawn, and the Atoka, at depths ranging from 6,700 feet to 11,300 feet. This region is managed from our office in Midland, Texas. As of December 31, 2024, we had 543 wells (274 net) in the West Texas area, of which 315 wells are operated by us. Principal producing intervals are in the Spraberry, Wolfcamp, and San Andres formations at depths ranging from 4,200 to 12,500 feet. The average net daily production in our West Texas Region at year-end 2024 was 13,749 Boe. On December 31, 2024, we had 23,383 MBoe of proved reserves in the West Texas area, or 88.3% of our total proved reserves. We maintain an acreage position of approximately 17,138 gross (9,484 net) acres in the Permian Basin in West Texas, primarily in Reagan, Upton, Martin, and Midland counties and believe this acreage has significant resource potential for horizontal drilling in the Spraberry, Jo Mill, and Wolfcamp intervals. We operate a field service group in this region utilizing nine workover rigs, three hot oiler trucks, and one kill truck. Oil field support is provided for drilling and workover operations both to third-party operators as well as for our own operated wells and locations.

At year-end 2024, the Company was participating with Double Eagle in the drilling or completion of 15 horizontal wells in Reagan County, Texas with an average of 23% interest, and participating with Apache Corporation in six wells in Upton County, Texas with 51.2% interest. Three of the six Apache wells were completed by year-end and are categorized in the reserve report as proved developed non-producing and the other three, along with the 15 wells operated by Double Eagle, are categorized as proved undeveloped. In total, we expect to spend approximately $69.4 million in these 21 horizontals and their associated facilities.

Future drilling activity on our leasehold acreage in West Texas is expected in the next few years as well. In particular, based on activity west of our acreage in Reagan County, and a recent deep test by Double Eagle on our joint leasehold, we anticipate that proposals will soon be put forward for the drilling of between 36 and 45 new horizontals that will target the Wolfcamp “D” pay zone in Reagan County and perhaps an additional test well or two in one or more of the other undeveloped pay horizons. In this future activity, we would expect to invest in excess of $100 million. The Company is currently participating with 3.125% interest in two wells in Canadian County, Oklahoma, Operated by Ovintiv Mid-Continent, and plans to spend $408,000, Also, in 2025 we plan to join Double Eagle in the drilling of 15 wells in Reagan County, Texas with 31% interest, investing roughly $48.3 million, and in Martin County, Texas we plan to participate with Conoco-Phillips in the drilling of five wells with 20.8% interest, investing roughly 11.3 million. In addition, the Company has identified 20 horizontal locations across our acreage in Upton and Martin counties that could be drilled in this same time frame. These additional 20 wells will require an investment of approximately $64 million. In total, therefore, with approximately $60 million to be invested in the various wells drilling or to begin drilling in 2025, the $100 million in Wolfcamp “D” development, and the $64 million in 20 other near-term wells expected in the 2026-2027 timeframe, we anticipate investing approximately $224 million in horizontal drilling in West Texas over the next several years.

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

As of April 8, 2025 there were 189 registered holders of the common stock.

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

Issuer Sales and Purchases of Equity Securities

There were no sales of equity securities by the Company during the period covered by this report. The following table details the Company’s purchases of shares for the three months ended December 31, 2024.

2024 Month	Total Number of Shares Purchased	Average Price Paid per share	Maximum Number of Shares That May Yet Be Purchased Under The Program at Month-End (1)
October	9,500	$153.52	171,014
November	1,200	$200.49	169,814
December	7,800	$191.02	162,014
Total/Average	18,500	$172.38

(1)         In December 1993, we announced that the Board of Directors authorized a stock repurchase program whereby we may purchase outstanding shares of the common stock from time-to-time, in open market transactions or negotiated sales. On October 31, 2012, June 13, 2018 and June 7, 2023, the Board of Directors of the Company approved an additional 500,000, 200,000 and 300,000 shares respectively, of the Company’s stock to be included in the stock repurchase program. A total of 4,000,000 shares have been authorized to date under this program. Through December 31, 2024, a total of 3,837,986 shares have been repurchased under this program for $103,416,456 at an average price of $26.95 per share. The stock repurchase program has no specific term. Additional purchases of shares may occur as market conditions warrant. We expect future purchases will be funded with internally generated cash flow or from working capital.

PART II—OTHER INFORMATION

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

Market Conditions and Commodity Prices:

Our financial results depend on many factors, particularly the price of natural gas and crude oil and our ability to market our production on economically attractive terms. Commodity prices are affected by many factors outside of our control, including changes in market supply and demand, which are impacted by weather conditions, pipeline capacity constraints, inventory storage levels, basis differentials and other factors. In addition, our realized prices are further impacted by our derivative and hedging activities. We derive our revenue and cash flow principally from the sale of oil, natural gas and NGLs. As a result, our revenues are determined, to a large degree, by prevailing prices for crude oil, natural gas and NGLs. We sell our oil and natural gas on the open market at prevailing market prices or through forward delivery contracts. Because some of our operations are located outside major markets, we are directly impacted by regional prices regardless of Henry Hub, WTI or other major market pricing. The market price for oil, natural gas and NGLs is dictated by supply and demand; consequently, we cannot accurately predict or control the price we may receive for our oil, natural gas and NGLs. Index prices for oil, natural gas, and NGLs have been volatile in recent years and consequently cannot determine with any degree of certainty what effect increases or decreases in these prices will have on our capital program, production volumes or revenues.

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

Net cash provided by operating activities for the year ended December 31, 2024, was $115.9 million compared to $109.0 million in the prior year. Excluding the effects of significant unforeseen expenses or other income, our cash flow from operations fluctuates primarily because of variations in oil and gas production and prices or changes in working capital accounts. Our oil and gas production will vary based on actual well performance but may be curtailed due to factors beyond our control.

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

Maintaining a strong balance sheet and ample liquidity are key components of our business strategy. For 2025, we will continue our focus on preserving financial flexibility and liquidity as we manage the risks facing our industry. Our 2025 capital budget is reflective of commodity prices and has been established based on an expectation of available cash flows, with any cash flow deficiencies expected to be funded by borrowings under our revolving credit facility. As we have done historically to preserve or enhance liquidity, we may adjust our capital program throughout the year, divest assets, or enter into strategic joint ventures.

The Company maintains a Credit Agreement with a maturity date of December 20, 2028, providing for a credit facility totaling $300 million, with a borrowing base of $115 million. As of April 8, 2025, the Company had $17.5 million in outstanding borrowings and $97.5 million in availability under this facility. The bank reviews the borrowing base semi-annually and, at its discretion, may decrease or propose an increase to the borrowing base relative to a re-determined estimate of proved oil and gas reserves. The next borrowing base review is scheduled for June 2025. Our oil and gas properties are pledged as collateral for the line of credit and we are subject to certain financial and operational covenants defined in the agreement. We are currently in compliance with these covenants and expect to be in compliance over the next twelve months. If we do not comply with these covenants on a continuing basis, the lenders have the right to refuse to advance additional funds under the facility and/or declare all principal and interest immediately due and payable. Our borrowing base may decrease as a result of lower natural gas or oil prices, operating difficulties, declines in reserves, lending requirements or regulations, the issuance of new indebtedness or for other reasons set forth in our revolving credit agreement. In the event of a decrease in our borrowing base due to declines in commodity prices or otherwise, our ability to borrow under our revolving credit facility may be limited and we could be required to repay any indebtedness in excess of the re-determined borrowing base.

Our credit agreement requires us to hedge a portion of our production as forecasted for the PDP reserves included in our borrowing base review engineering reports. The credit agreement requires that as of the last day of any fiscal quarter, if the borrowing base utilization percentage on such a date is less than 15%, then the borrower shall not be required to enter into any swap agreements. As of the quarter ended December 31, 2024, the Company had $4 million in outstanding borrowings and $111 million in availability. Accordingly, the Company had no swap agreements in place for oil and natural gas.

Development and Other Activities

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

In 2024, the Company invested $113 million in 48 horizontals in West Texas: 47 of these are located in Reagan County and one is located in Upton County. In Reagan County, the Company joined Double Eagle in drilling and completing 33 new horizontal wells: on the “Honey RF” tract we completed 12 horizontals each being two-mile-long laterals, and participated with 50% interest investing $37 million; on the “Prime West” tract we have 50% interest in six wells and invested $20.5 million; on both the “Kramer” and “O’Bannion” tracts we participated in six horizontals, each with an average 8.3% interest and we invested approximately $7.8 million; and on the “Pink Floyd” tract we have less than 1% interest in two wells in which we invested approximately $174,900; and on our“Studley AV” tract we participated with Double eagle in testing the Wolfcamp “D” interval; in this well we have about 6.3% interest and invested approximately $600,000. Also in Reagan County, we participated with Civitas in 14 horizontal wells on the “Christi” tract, carrying an average of 39% interest and investing roughly $46.7 million. Also in 2024, in Upton County, we participated with Pioneer Natural Resources in one 2-mile-long horizontal with 3.94% interest, investing approximately $425,700. Of these 48 wells, 32 are 2-mile-long laterals, 14 are 2.5-mile-long laterals, and two are 3-mile-long laterals.

In addition to this activity, in June of 2024, we began participation with Apache in the drilling of six additional 3-mile-long laterals in Upton County on our “Mt. Moran” tract. Three of these wells were completed in late December 2024 and three were completed in January of 2025. All six new “Mt. Moran” wells are producing as of April 1, 2025. In these six Mt. Moran wells, the Company has an average of 51.16% interest and will in total invest approximately $40.5 million. In addition, in November of 2024, in Reagan County, we began participating with Double Eagle in 15 “OG” horizontal wells: eight are 2.5-mile-long laterals, and seven are 2-mile-long laterals. In each of these 15 “OG” wells the Company has approximately 23% interest and in total will invest roughly $29 million through completion of production facilities. These 15 horizontals are expected to be on production in mid to late April 2025. By the end of the second quarter of 2025, therefore, the Company will have invested approximately $70 million in these additional 21 horizontal wells.

In early March 2025, Ovintiv Mid-Continent spud two “Jennifer 1407” wells in Canadian County, Oklahoma; in these, we will participate for approximately 3.125% interest and invest $408,000. In the second and third quarters of 2025, we are anticipating the start of twenty new horizontals in the Midland Basin of West Texas: 15 wells operated by Double Eagle on our “Full House” tract in Reagan County in which the Company will participate with approximately 31% interest and invest $48.4 million, and five wells operated by ConocoPhillips on our “Schenecker” tract in Martin, County in which we plan to participate for 20.83% interest and invest $11.3 million. In total in these 22 wells, we will invest approximately $60 million.

During 2024, to supplement cash flow and finance our future drilling programs, the Company sold 120 net mineral acres and 10 surface acres in Midland and Ector counties, Texas. For these, we received $1,386,000 in gross proceeds. In addition, we divested 37 producing and two saltwater injection wells in various counties of New Mexico and Texas. These divestments have extinguished a substantial amount in future plugging liability.  Also in 2024, we sold our South Texas oil field services company, Eastern Oil Well Service, for proceeds of $2.8 million.  Included with this sale were extensive oil field service equipment and transport trucks, as well as two commercial saltwater disposal wells.  Acquisitions in 2024, entailed the purchase of 381 net leasehold acres in West Texas for approximately $3.9 million.

The majority of our capital spending is discretionary, and the ultimate level of expenditures will be dependent on our assessment of the oil and gas business environment, the number and quality of oil and gas prospects available, the market for oilfield services, and oil and gas business opportunities in general.

The Company has a stock repurchase program in place, spending under this program in 2024 and 2023 was $13.4 million and $7.5 million, respectively. The Company expects continued spending under the stock repurchase program in 2025.

Results of Operations

2024 and 2023 Compared

We reported a net income of $55.4 million for 2024, or $31.43 per share, compared to $28.1 million, or $15.19 per share for 2023. The current year net income reflects production increases offset by commodity price decreases. The significant components of income and expense are discussed below.

Oil, NGL and gas sales increased $115 million, or 107.01% to $223.1 million for the year ended December 31, 2024 from $107.7 million for the year ended December 31, 2023. Crude oil, NGL and natural gas sales vary due to changes in volumes of production sold and realized commodity prices. Our realized prices at the well head decreased an average of $1.04 per barrel, or 1.35% on crude oil, increased an average of $0.61 per barrel, or 3.11% on NGL and decreased $1.49 per Mcf, or 77.6% on natural gas during 2024 as compared to 2023.

Our crude oil production increased by 1,412,000 barrels, or 123.43% to 2,556,000 barrels for the year ended December 31, 2024 from 1,144,000 barrels for the year ended December 31, 2023. Our NGL production increased by 678,000 or 111.88% to 1,284,000 for the year ended December 31, 2024 from 606,000 barrels for the year ended December 31, 2023. Our natural gas production increased by 3,639 MMcf, or 88.18% 7,766 MMcf for the year ended December 31, 2024 from 4,127 MMcf for the year ended December 31, 2023. The changes in crude oil, NGL and natural gas production volumes are a result of new wells placed in production offset by the natural decline of existing properties.

The following table summarizes the primary components of production volumes and average sales prices realized for the years ended December 31, 2024 and 2023 (excluding realized gains and losses from derivatives).

	Years ended December 31,		Increase /	Increase /
	2024	2023	(Decrease)	(Decrease)
Barrels of Oil Produced	2,556,000	1,144,000	1,412,000	123.43%
Average Price Received	$75.80	$76.84	$(1.04)	(1.35)%
Oil Revenue (In 000’s)	$193,737	$87,906	$105,831	120.39%
Mcf of Gas Sold	7,766,000	4,127,000	3,639,000	88.18%
Average Price Received	$0.43	$1.92	$(1.49)	(77.60)%
Gas Revenue (In 000’s)	$3,309	$7,935	$(4,626)	(58.30)%
Barrels of Natural Gas Liquids Sold	1,284,000	606,000	678,000	111.88%
Average Price Received	$20.25	$19.64	$0.61	3.11%
Natural Gas Liquids Revenue (In 000’s)	$25,996	$11,901	$14,095	118.44%
Total Oil & Gas Revenue (In 000’s)	$223,042	$107,742	$115,300	107.01%

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

The following table summarizes the results of our derivative instruments for the years ended December 2024 and 2023:

	Years ended December 31,
	2024	2023
Oil derivatives - realized gains (losses)	$0	$179
Oil derivatives – unrealized gains	0	--
Total gains (losses) on oil derivatives	$0	$179
Natural gas derivatives – realized gains (losses)	0	235
Natural gas derivatives – unrealized gains	0	--
Total gains (losses) on natural gas derivatives	$0	$235
Total gains (losses) on oil and natural gas	$0	$414

Prices received for the years ended December 31, 2024 and 2023, respectively, including the impact of derivatives were:

	2024	2023	Increase / (Decrease)	Increase / (Decrease)
Oil Price	$75.80	$76.33	$(0.53)	(0.69)%
Gas Price	$0.43	$1.93	$(1.50)	(77.72)%
NGL Price	$20.25	$19.64	$0.61	3.11%

Oil and gas production expense increased $15.8 million, or 49.6% to $47.7 million for the year ended December 31, 2024 from $31.9 million for the year ended December 31, 2023. These changes reflect the cost savings related to wells that have been plugged offset by rising service costs and additional costs related to the new wells that have been placed on production.

Field service income decreased $4.5 million or 29.5% to $10.9 million for the year ended December 31, 2024 from $15.4 million for the year ended December 31, 2023. Workover rig services, hot oil treatments, saltwater hauling and disposal represent the bulk of our field service operations. These changes reflect decreases in equipment utilization related to the sale of Eastern Oil Well Service Company, effective August 31, 2024.

Field service expense decreased $2.6 million, or 22.4% to $9.1 million for the year ended December 31, 2024 from $11.7 million for the year ended December 31, 2023. Field service expenses primarily consist of wages and vehicle operating expenses. These changes reflect decreases in equipment utilization related to the sale of Eastern Oil Well Service Company, effective August 31, 2024.

Depreciation, depletion, and amortization increased $45.5 million, or 147.0% to $76.5 million for the year ended December 31, 2024 from $31.0 million for the year ended December 31, 2023. These increases reflect the expense related to the new wells placed on production during the twelve months ended December 31, 2024.

General and administrative expense increased $3.2 million, or 21.0% to $18.8 million for the year ended December 31, 2024 from $15.6 million for the year ended December 31, 2023. This increase is primarily due to employee compensation, benefits and other corporate costs.

Gain on sale and exchange of assets of $3.7 million for the year ended December 31, 2024 consists of sales of net mineral and surface acres in various locations in Texas and Oklahoma as well as the sale of our South Texas oilfield service company, Eastern Oil Well Service.

Interest expense increased $1.0 million, or 189.0% to $1.5 million for the year ended December 31, 2024 from $0.5 million for the year ended December 31, 2023. This increase reflects the higher interest and fee rates combined with borrowings throughout the twelve months of 2024 under our revolving credit agreement.

Tax expense of $15.8 million and $6.1 million were recorded for the years ended December 31, 2024 and 2023, respectively. The change in our income tax provision was primarily due to the increase in pre-tax income for the year ended December 31, 2024.

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

Members of our management, including our chief executive officer and chief financial officer, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of December 31, 2024 the end of the period covered by this Report. Based upon that evaluation, these officers concluded that our disclosure controls and procedures were effective as of December 31, 2024.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

As a result of this assessment, management concluded that, as of December 31, 2024, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

There have been no changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	OTHER INFORMATION.

None.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information relating to the Company’s Directors, nominees for Directors and executive officers and the Company’s insider trading policy will be included in the Company’s definitive proxy statement relating the Company’s Annual Meeting of Stockholders to be held in June 5, 2025, and which is incorporated herein by reference.

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

Information relating to executive compensation will be included in the Company’s definitive proxy statement relating to the Company’s Annual Meeting of Stockholders to be held in June 5, 2025, and which is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information relating to security ownership of certain beneficial owners and management will be included in the Company’s definitive proxy statement relating to the Company’s Annual Meeting of Stockholders to be held in June 5, 2025, and which is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information relating to certain transactions by Directors and executive officers of the Company will be included in the Company’s definitive proxy statement relating to the Company’s Annual Meeting of Stockholders to be held in June 5, 2025, and which is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information relating to principal accountant fees and services will be included in the Company’s definitive proxy statement relating to the Company’s Annual Meeting of Stockholders to be held in June 5, 2025, and which is incorporated herein by reference.

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

4.1

PrimeEnergy Resources Corporation Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, (filed as exhibit 4.1 of PrimeEnergy Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2023, and incorporated by reference).

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

10.22.6.3

THIRD AMENDMENT TO FOURTH AMENDED AND RESTATED CREDIT AGREEMENT, dated as of July 29, 2024, among PRIMEENERGY RESOURCES CORPORATION, a Delaware corporation (the “Borrower”), CITIBANK, N.A., as administrative agent (in such capacity, the “Administrative Agent”), each Guarantor party hereto, the Existing Lenders and the New Lender (filed as exhibit 10.22.6.3 of PrimeEnergy Resources Corporation Current Report on Form 8-K filed on August 1, 2024, and incorporated by reference.

10.22.6.4

FOURTH AMENDMENT TO FOURTH AMENDED AND RESTATED CREDIT AGREEMENT, dated as of December 20, 2024, among PRIMEENERGY RESOURCES CORPORATION, a Delaware corporation (the “Borrower”), CITIBANK, N.A., as administrative agent (in such capacity, the “Administrative Agent”), each Guarantor party hereto, the Existing Lenders (filed herewith)

19.1	Insider Trading Policy (filed herewith).

21	Subsidiaries (filed herewith).

23	Consent of Ryder Scott Company, L.P. (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

97.1

PrimeEnergy Resources Corporation Compensation Recoupment (CLAWBACK) Policy, (filed as exhibit 97.1 PrimeEnergy Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2023, and incorporated by reference).

99.1	Summary Reserve Report dated February 14, 2025, of Ryder Scott Company, L.P. (filed herewith).

101.INS	Inline XBRL (eXtensible Business Reporting Language) Instance Document (filed herewith)

101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Item 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15 day of April, 2025.

PrimeEnergy Resources Corporation

By:	/s/ Charles E. Drimal, Jr.
Charles E. Drimal, Jr.
Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 15, day of April, 2025.

/s/ Charles E. Drimal, Jr.	Chairman, Chief Executive Officer and President;
Charles E. Drimal, Jr.	The Principal Executive Officer

/s/ Beverly A. Cummings	Director, Executive Vice President and Treasurer;
Beverly A. Cummings	The Principal Financial Officer

/s/ Clint Hurt	Director	/s/ Thomas S. T. Gimbel	Director
Clint Hurt		Thomas S. T. Gimbel

/s/ H. Gifford Fong	Director
H. Gifford Fong

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Financial Statements
Consolidated Balance Sheets – As of December 31, 2024 and 2023	F-4
Consolidated Statements of Income – For the years ended December 31, 2024 and 2023	F-5
Consolidated Statements of Equity – For the years ended December 31, 2024 and 2023	F-6
Consolidated Statements of Cash Flows – For the years ended December 31, 2024 and 2023	F-7
Notes to Consolidated Financial Statements	F-8
Supplementary Information:
Capitalized Costs Relating to Oil and Gas Producing Activities, years ended December 31, 2024 and 2023	F-21
Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities, years ended December 31, 2024 and 2023	F-21
Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves, years ended December 31, 2024 and 2023	F-21
Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves, years ended December 31, 2024 and 2023	F-22
Reserve Quantity Information, years ended December 31, 2024 and 2023	F-23
Results of Operations from Oil and Gas Producing Activities, years ended December 31, 2024 and 2023	F-23
Notes to Supplementary Information	F-24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

PrimeEnergy Resources Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PrimeEnergy Resources Corporation and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, equity and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Depreciation, Depletion and Amortization of Oil and Gas Properties

Critical Audit Matter Description

At December 31, 2024, the carrying value of the Company’s oil and gas properties was $293.9 million, and depreciation, depletion and amortization (“DD&A”) expense was $76.5 million for the year then ended. As described in Note 1, under the successful efforts method of accounting, capitalized costs of proved properties are depleted using the units of production method based on proved reserves, as estimated by independent petroleum engineers. Proved reserve estimates are impacted by various inputs, including historical production, oil and gas price assumptions, and future operating and capital cost assumptions, among other factors. Because of the complexity involved in estimating oil and gas reserves, the Company utilized independent petroleum engineers for the year ended December 31, 2024.

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

Accounting for Asset Retirement Obligations

Critical Audit Matter Description

At December 31, 2024, the asset retirement obligation (“ARO”) balance totaled $13.9 million. As further described in Note 1, the Company’s ARO primarily represents the estimated present value of the amount the Company will incur to plug, abandon, and remediate producing properties at the end of their productive lives, in accordance with applicable state laws. The Company’s liability is determined using significant assumptions, including current estimates of plugging and abandonment costs, annual inflation of these costs, the productive life of wells and a risk-adjusted interest rate. Changes in any of these assumptions can result in significant revisions to the estimated asset retirement obligation. Because of the subjectivity of assumptions and the relatively long life of most of the Company’s wells, the costs to ultimately retire the wells may vary significantly from previous estimates.

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

April 15, 2025

PRIMEENERGY RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands of dollars, except share data)

	As of December 31,
	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$2,549	$11,061
Accounts receivable, net	24,338	20,301
Prepaid obligations	1,372	376
Other current assets	11	38
Total Current Assets	28,270	31,776
Property and Equipment
Oil and gas properties at cost	773,330	659,792
Less: Accumulated depletion and depreciation	(479,424)	(406,913)
	293,906	252,879
Field and office equipment at cost	14,643	26,955
Less: Accumulated depreciation	(12,712)	(23,715)
	1,931	3,240
Total Property and Equipment, Net	295,837	256,119
Other assets	515	673
Total Assets	$324,622	$288,568

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$16,329	$15,424
Accrued liabilities	33,092	48,613
Due to related parties	34	80
Current portion of asset retirement and other long-term obligations	200	692
	49,655	64,809

Long-Term Bank Debt	4,000	0
Asset Retirement Obligations	13,799	14,707
Deferred Income Taxes	53,405	47,236
Other Long-Term Obligations	838	866
Total Liabilities	121,697	127,618
Commitments and Contingencies
Equity
Common stock, $.10 par value; 2024 and 2023: Authorized: 2,810,000 shares, outstanding 2024: 1,708,470 shares; outstanding 2023: 1,820,100 shares.	281	281
Paid-in capital	7,555	7,555
Retained earnings	261,073	205,669
Treasury stock, at cost; 2024: 1,101,530 shares; 2023: 989,900	(65,984)	(52,555)
Total Stockholders’ Equity	202,925	160,950
Total Liabilities and Equity	$324,622	$288,568

The accompanying Notes are an integral part of these Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Thousands of dollars, except per share amounts)

	For the Years Ended December 31,
	2024	2023
Revenues and other income:
Oil	$193,737	$87,906
Natural gas	3,309	7,935
Natural gas liquids	25,996	11,901
Field service	10,852	15,383
Interest and other income, net	184	417
Gain on derivative instruments, net	0	414
Gain on disposition of assets, net	3,718	8,854
	237,796	132,810
Costs and expenses:
Oil and gas production	47,705	31,892
Production and advalorem taxes	12,148	7,112
Field service	9,112	11,744
Depreciation, depletion and amortization	76,496	30,976
Accretion of discount on asset retirement obligations	733	684
General and administrative	18,883	15,645
Interest	1,546	535
	166,623	98,588
Income before income taxes	71,173	34,222
Income tax provision	15,769	6,119
Net income attributable to common stockholders	$55,404	$28,103
Net Income per share attributable to Common Stockholders:
Basic	$31.43	$15.19
Diluted	$21.95	$10.77
Weighted average shares Outstanding:
Basic	1,762,644	1,849,780
Diluted	2,523,581	2,608,786

The accompanying Notes are an integral part of these Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Thousands of dollars, except share amounts)

	Common Stock		Additional
	Shares Outstanding	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2022	1,901,000	$281	$7,555	$177,566	$(45,049)	$140,353
Purchase of treasury stock	(80,900)	—	—	—	(7,506)	(7,506)
Net income	—	—	—	28,103	—	28,103
Balance at December 31, 2023	1,820,100	$281	$7,555	$205,669	$(52,555)	$160,950
Purchase of treasury stock	(111,630)				(13,429)	(13,429)
Net income				55,404		55,404
Balance at December 31, 2024	1,708,470	$281	$7,555	$261,073	$(65,984)	$202,925

The accompanying Notes are an integral part of these Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of dollars)

	For the Years Ended December 31,
	2024	2023
Cash Flows from Operating Activities:
Net Income	$55,404	$28,103
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	76,496	30,976
Accretion of discount on asset retirement obligations	733	684
Gain on sale and exchange of assets	(3,718)	(8,854)
Non cash realized gain on derivative instruments, net	0	(980)
Provision for deferred income taxes	6,169	7,268
Changes in assets and liabilities:
Accounts receivable	(3,777)	(8,492)
Allowance for credit losses	(260)	338
Due from related parties	0	388
Due to related parties	(46)	80
Prepaid obligations	(996)	32,463
Other current assets	27	--
Accounts payable	905	3,973
Accrued liabilities	(15,521)	22,863
Other assets	521	673
Other long-term liabilities	(28)	(468)
Net Cash Provided by Operating Activities	115,909	109,015
Cash Flows from Investing Activities:
Capital expenditures, including exploration expense	(119,239)	(113,779)
Proceeds from sale of properties and equipment	4,247	8,082
Net Cash (Used in) Investing Activities	(114,992)	(105,697)
Cash Flows from Financing Activities:
Purchase of stock for treasury	(13,429)	(7,506)
Increase in long-term bank debt and other long-term obligations	110,500	--
Repayment of long-term bank debt and other long-term obligations	(106,500)	(11,294)
Net Cash Used in Financing Activities	(9,429)	(18,800)
Net (Decrease) Increase in Cash and Cash Equivalents	(8,512)	(15,482)
Cash and Cash Equivalents at the Beginning of the Year	11,061	26,543
Cash and Cash Equivalents at the End of the Year	$2,549	$11,061
Supplemental Disclosures:
Income taxes paid during the year	$113	$9,009
Interest paid during the year	$1,033	$569

The accompanying Notes are an integral part of these Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Operations and Significant Accounting Policies

Nature of Operations:

PrimeEnergy Resources Corporation (“PERC”), a Delaware corporation, was organized in March 1973 and is engaged in the development, acquisition and production of oil and natural gas properties. PrimeEnergy Resources Corporation and its subsidiaries are herein referred to as the “Company.” The Company owns leasehold, mineral and royalty interests in producing and non-producing oil and gas properties across the United States, primarily in Oklahoma, and Texas. The Company operates approximately 507 active wells and owns non-operating interests and royalties in approximately 1054 additional wells. Additionally, the Company provides well-servicing support operations, site-preparation and construction services for oil and gas drilling and reworking operations, both in connection with the Company’s activities and providing contract services for third parties. The Company is publicly traded on the Nasdaq stock market under the symbol “PNRG.” PERC owns EOWS Midland Company (“EMID”) which perform oil and gas field servicing. PERC also owns Prime Operating Company (“POC”), which serves as operator for producing oil and gas properties owned by the Company. The markets for the Company’s products are highly competitive, as oil and gas are commodity products and prices depend upon numerous factors beyond the control of the Company, such as economic, political and regulatory developments and competition from alternative energy sources.

Consolidation and Presentation

The consolidated financial statements include the accounts of PrimeEnergy Resources Corporation, and its subsidiaries. All significant intercompany balances and transactions are eliminated in preparing the consolidated financial statements.

Segment Reporting:

The Company operates as one operating segment and one reportable segment which is engaged in the exploration, development, and production of oil, gas, and NGLs in Texas and Oklahoma, from which all of its revenues are derived and expenses incurred. All financial results are reviewed by the Chief Executive Officer (“CEO”), the Company’s Chief Operating Decision Maker (“CODM”), on a consolidated basis to evaluate performance of the Company. The single segment constitutes all the consolidated entity and the accompanying consolidated financial statements and the notes to the accompanying consolidated financial statements are representative of such amounts.

Subsequent Events:

Subsequent events have been evaluated through the date that the consolidated financial statements were issued. During this period, there were no material subsequent items requiring disclosure, other than as stated in Footnote 5, to these consolidated financial statements.

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

Accounts receivable, net:

The Company's net accounts receivable balance is primarily comprised of oil and gas sales receivables, joint interest receivables and other receivables for which the Company does not require collateral security. The Company's share of oil and gas production is sold to various purchasers and under various joint operating agreements. The Company records allowances for credit losses based on historical collection experience, current and future economic and market conditions, the length of time that the accounts receivables have been outstanding and the financial condition of its purchasers. The Company's credit risk related to collecting accounts receivables is mitigated by using credit and other financial criteria to evaluate the credit standing of the entity obligated to make payment on the accounts receivable, and where appropriate, the Company obtains assurances of payment, such as a guarantee by the parent company of the counterparty, letters of credit or other credit support.

The Company considers forward-looking information to estimate expected credit losses. The Company establishes allowances for credit losses equal to the estimable portions of accounts receivable for which failure to collect is expected to occur. The Company estimates uncollectible amounts for joint interest receivables based on the length of time that the accounts receivables have been outstanding, historical collection experience and current and future economic and market conditions. Allowances for credit losses are recorded as reductions to the carrying values of the receivables included in the Company's consolidated balance sheets and are recorded in expense in the consolidated statements of operations in the accounting periods during which failure to collect an estimable portion is determined to be probable. The Company's allowance for credit losses accounts totaled $414 thousand and $674 thousand as of December 31, 2024 and 2023, respectively.

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

Oil and gas properties:

The Company utilizes the successful efforts method of accounting for its oil and gas properties. Under this method, all costs associated with productive wells and nonproductive development wells are capitalized while nonproductive exploration costs and geological and geophysical expenditures are expensed. Oil and gas leasehold acquisition costs are capitalized when incurred and included as unproved oil and gas properties in the consolidated balance sheets. The Company does not carry the costs of drilling an exploratory well as an asset in its consolidated balance sheets following the completion of drilling unless both of the following conditions are met: (i) the well has found a sufficient quantity of reserves to justify its completion as a producing well and (ii) the Company is making sufficient progress assessing the reserves and the economic and operating viability of the project. The Company’s exploratory wells include extension wells that extend the limits of a known reservoir. Due to the capital intensive nature and the geographical location of certain projects, it may take an extended period of time to evaluate the future potential of an exploration project and the economics associated with making a determination on its commercial viability. In these instances, the project’s feasibility is not contingent upon price improvements or advances in technology, but rather the Company’s ongoing efforts and expenditures related to accurately predicting the hydrocarbon recoverability based on well information, gaining access to other companies’ production data in the area, transportation or processing facilities, and/or getting partner approval to drill additional appraisal wells. These activities are ongoing and being pursued constantly. Consequently, the Company’s assessment of suspended exploratory/extension well costs is continuous until a decision can be made that the project has found sufficient proved reserves to sanction the project or is determined to be noncommercial and is charged to exploration and abandonments expense. As of December 31, 2024 and 2023, the Company had no such suspended well costs.

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

Income Taxes:

The Company follows the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recorded for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the tax rate in effect for the year in which those temporary differences are expected to turn around. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the year of the enacted rate change. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that the related tax benefits will not be realized. As of December 31, 2024 and 2023, the Company had no valuation allowance.

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

Recently Adopted Accounting Standards:

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires significant segment disclosures on an annual and interim basis. Additionally, it requires disclosure of the title and position of the Chief Operating Decision Maker (“CODM”) and requires a public entity that has a single reportable segment to provide all disclosures required by the amendments in this ASU and all existing segment disclosures in Topic 280. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption of this ASU only impacted disclosures with no impact on the Company’s consolidated financial statements. The Company adopted this ASU effective December 31, 2024; see Segment Information above.

Recently Issued Accounting Standards:

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This standard requires that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s financial statements and related disclosures.

2. Acquisitions and Dispositions

2024 Transactions:

In the first quarter of 2024, the Company sold 48 net acres in Lea County, New Mexico, along with minor working interest in 23 non-operated wells, receiving gross proceeds of $375,600, and in the second quarter of 2024, sold an additional 12 net acres in Lea County for proceeds of $150,600 and sold 2.29 surface acres in Odessa, Texas for $68,036. Also in the second quarter of 2024, we farmed out certain acreage in east Texas for $55,000.

In the third quarter of 2024, acreage transactions included the acquisition of 100.27 net acres in Reagan County, Texas for a purchase price of $1,109,785 and another purchase of 281 net acres in Reagan County for $2,774,025. Also in the second quarter of 2024, we sold 7.8 surface acres in Midland County, Texas for proceeds of $427,760 and sold 44.58 net acres of leasehold interest in Roger Mills County Oklahoma for proceeds of $89,159. In New Mexico, we sold our remaining working interests in seven properties in Lea and Eddy Counties for $220,000. Effective September 1, 2024, the Company sold its interest in Eastern Oil Well Service Company, a south Texas well-servicing business, for net proceeds of $2,800,000, recognizing a gain on sale of $1,921,000.

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

In the fourth quarter of 2023, the Company sold 136 surface acres in Oklahoma for net proceeds of $306,000 and in Midland Texas sold 9.35 net acres for proceeds of $280,423, recognizing a gain on sale of $1,921,000.

3. Additional Balance Sheet Information

Accounts receivable, net at December 31, 2024 and 2023 consisted of the following:

	December 31,
(Thousands of dollars)	2024	2023
Joint interest billings	$2,413	$2,560
Trade receivables	958	2,345
Oil and gas sales	21,211	14,457
Taxes	0	1,458
Other	170	155
	24,752	20,975
Less: Allowance for credit losses	(414)	(674)
Total	$24,338	$20,301

Accounts payable at December 31, 2024 and 2023 consisted of the following:

	December 31,
(Thousands of dollars)	2024	2023
Trade	$12,038	$9,847
Royalty and other owners	3,607	4,405
Partner advances	511	946
Other	173	226
Total	$16,329	$15,424

Accrued liabilities at December 31, 2024 and 2023 consisted of the following:

	December 31,
(Thousands of dollars)	2024	2023
Compensation and related expenses	$10,668	$10,324
Property costs	7,578	33,264
Taxes	9,524	929
Lease operating costs	4,263	3,898
Other	1,059	198
Total	$33,092	$48,613

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

As of December 31, 2023, the borrowing base was $65 million and the Company had no outstanding borrowings under the Credit Facility. The prime rate in effect for December 2023 was 8.50%, and if the Company had loans designated as prime rate loans, it would have been subject to an effective rate of prime plus a borrowing base utilization percentage between 2.25% and 3.25%, depending on the outstanding borrowings of effective rates between 10.75% and 11.75%.

Effective February 9, 2024, the Company and its lenders entered into the Second Amendment to the 2022 Credit Agreement. This amendment included an increase of the Borrowing Base from $65 million to $85

Effective July 29, 2024, the Company and its lenders entered into the Third Amendment to the 2022 Credit Agreement, increasing the Borrowing Base from $85,000,000 to $115,000,000.

Effective December 20, 2024, the Company and its lenders entered into the Fourth Amendment to the 2022 Credit Agreement, reaffirming the credit agreement at $115,000,000. The Borrowing base will remain in effect until the next Redetermination Date, June 2025, or the date the Borrowing Base is next adjusted in accordance with the Credit Agreement. As of December 31, 2024, the Company had $4 million in outstanding borrowings and $111 million in availability. The prime rate in effect for December 2024, was 7.50%. The $4 million in outstanding borrowings was considered prime rate borrowings, and were subject to utilization percentage of 2.25%. The effective rate for this borrowing balance at December 31, 2024, was 9.75%.

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

Operating lease costs for the years ended December 31, 2024 and 2023 were $739 thousand and $700 thousand, respectively. Cash payments included in the operating lease cost for years ended December 31, 2024 and 2023 were $792 thousand and $739 thousand, respectively. The weighted-average remaining operating lease terms for the years ended December 31, 2024 and 2023 were 3 months and 11 months, respectively. As of December 2024, the Company had certain leases for office space in Texas which included future payments of $149 thousand in 2025. Rent expense for office space for the years ended December 31, 2024 and 2023 was $893,000 and $767,000, respectively.

On February 16, 2025, the Company entered into a twelve-month lease extension agreement, effective March 1, 2025, with the landlord of the Company's Houston office. On March 31, 2025, the Company entered into two additional leases for office space for Prime Operating’s Midland and EOWS Midland Company’s offices. These leases were effective April 1, 2025 and were for two-year and three-year terms, respectively. Additional rent expense, combined for the three new leases for the years ended December 31, 2025, 2026, 2027 and 2028, will be $671,000, $290,000, $127,000, and $27,000 respectively.

The payment schedule for the Company’s operating lease obligations as of December 31, 2024 is as follows:

(Thousands of dollars)	Operating Leases
2025	149
Total undiscounted lease payments	$149
Less: Amount associated with discounting	(17)
Total net operating lease liabilities	$132
Less: Current portion included in Current portion of Asset Retirement and Other Long-Term Obligations	132
Non-current portion included in Other Long-Term Obligations	$0

Asset Retirement Obligation:

A reconciliation of the liability for plugging and abandonment costs for the years ended December 31, 2024 and 2023 is as follows:

	Years Ended December 31,
(Thousands of dollars)	2024	2023
Asset retirement obligation at beginning of period	$15,153	$15,443
Net wells placed on production	210	254
Liabilities settled	(947)	(2,706)
Dispositions	(350)	(1,161)
Accretion expense	733	684
Revisions in estimated liabilities	(932)	2,639
Asset retirement obligation at end of period	$13,867	$15,153
Less: Current portion included in Current portion of asset retirement and other long-term obligations	68	446
Long-term Asset Retirement Obligations included in Asset Retirement Obligations	$13,799	$14,707

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

7. Stock Options and Other Compensation

In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. At December 31, 2024 and 2023, options on 767,500 shares were outstanding and exercisable at prices ranging from $1.00 to $1.25. According to their terms, the options have no expiration date.

8. Income Taxes

The components of the provision for income taxes for the years ended December 31, 2024 and 2023 are as follows:

	Years Ended December 31,
(Thousands of dollars)	2024	2023
Current:
Federal	$8,545	$(891)
State	1,055	(258)
Total current	9,600	(1,149)
Deferred:
Federal	6,080	6,544
State	89	724
Total deferred	6,169	7,268
Total income tax provision	$15,769	$6,119

The components of net deferred tax assets and liabilities are as follows:

	At December 31,
(Thousands of dollars)	2024	2023
Deferred Tax Assets:
Accrued liabilities	$279	$349
Allowance for credit losses	93	154
Partnership basis difference	114	106
State Net operating loss carry-forwards	212	278
Total deferred tax assets	698	887
Deferred Tax Liabilities:
Depletion and depreciation	54,103	48,123
Total deferred tax liabilities	54,103	48,123
Net deferred tax liabilities	$53,405	$47,236

The total provision for income taxes for the years ended December 31, 2024 and 2023 varies from the federal statutory tax rate as a result of the following:

	Years Ended December 31,
(Thousands of dollars)	2024	2023
Expected tax expense	$14,946	$7,187
Permanent differences	880	221
State income tax, net of federal benefit	834	204
Provision to return adjustment	(679)	(1,534)
Tax credits	(599)	0
Other, net	387	41
Total income tax provision	$15,769	$6,119

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

The Company is allowed a credit against the Texas Franchise Tax based on net operating losses incurred in prior periods. The credits allowed are $89 thousand in the years 2025 through 2026. Any credits not utilized in a given year due to the allowable credit exceeding the tax liability may be carried forward. No credit may be carried forward past 2026. The value of the credit is calculated net of the federal income tax effect.

The Company has not recorded any provision for uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The 2004, 2005, 2006, 2009 and 2017 federal income tax returns have been audited by the Internal Revenue Service. Returns for unexamined earlier years may be examined and adjustments made to the amount of percentage depletion and AMT credit carryforwards flowing from those years into an open tax year, although in general no assessment of income tax may be made for those years on which the statute has closed. Federal and State returns for the years 2021 through 2023 remain open for examination by the relevant taxing authorities.

Enactment of the Inflation Reduction Act of 2022.

On August 16, 2022, former President Biden signed into law the Inflation Reduction Act of 2022 (the “IRA”), which includes, among other things, a corporate alternative minimum tax (the “CAMT”). Under the CAMT, a 15 percent minimum tax is imposed on certain adjusted financial statement income of “applicable corporations,” which became effective for tax years beginning after December 31, 2022. The CAMT generally treats a corporation as an “applicable corporation” in any taxable year in which the “average annual adjusted financial statement income” of the corporation and certain of its subsidiaries and affiliates for a three taxable-year period ending prior to such taxable year exceeds $1 billion. The IRA also establishes a one percent excise tax on stock repurchases made by publicly traded U.S. corporations. The excise tax is effective for any stock repurchases after December 31, 2022. The value of share repurchases subject to the excise tax is reduced by the fair market value of any shares issued during the tax year, including the fair market value of any shares issued or provided to employees or specified affiliates. During the year ended December 31, 2023 and 2024, the Company recorded $74 thousand and $133 thousand respectively, related to the IRA excise tax payable on share repurchases.

9. Segment Information and Major Customers

The Company operates in one industry – oil and gas exploration, development, operation and servicing. The Company’s oil and gas activities are entirely in the United States. The Company sells its oil and natural gas and liquids production to a number of direct purchasers under direct contracts or through other operators under joint operating agreements. Listed below are the purchasers of the Company’s production which represented more than 10% of the Company’s sales for the years ended 2024 and 2023.

	2024	2023
Oil:
DE IV Operating, LLC.	44%	14%
Civitas Resources Inc.	20%	20%
APA Corporation.	12%	22%
Plains All American	6%	19%

Natural gas and liquids:
DE IV Operating, LLC.	30%	0%
Civitas Resources Inc.	22%	20%
APA Corporation.	19%	17%

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

The significant unobservable inputs for Level 3 derivative contracts include basis differentials and volatility factors. An increase (decrease) in these unobservable inputs would result in an increase (decrease) in fair value, respectively. The Company does not have access to the specific assumptions used in its counterparties’ valuation models. Consequently, additional disclosures regarding significant Level 3 unobservable inputs would not be provided. As of the balance sheet reporting dates of December 31, 2024 and 2023, the Company had no active derivative instruments.

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

The following table sets forth the effect of derivative instruments on the consolidated statements of income for the years ended December 2024 and 2023:

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

12. Salary Deferral Plan

The Company maintains a salary deferral plan (the “Plan”) in accordance with Internal Revenue Code Section 401(k), as amended. The Plan provides for matching contributions, of which $349,554 and $362,756 were made in 2024 and 2023, respectively.

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

	Years Ended December 31,
	2024			2023
	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount
Basic	$55,404	1,762,644	$31.43	$28,103	1,849,780	$15.19
Effect of dilutive securities:
Options		760,937		—	759,006
Diluted	$55,404	2,523,581	$21.95	$28,103	2,608,786	$10.77

PRIMEENERGY RESOURCES CORPORATION AND SUBSIDIARIES

SUPPLEMENTARY INFORMATION

CAPITALIZED COSTS RELATING TO

OIL AND GAS PRODUCING ACTIVITIES

(Unaudited)

	As of December 31,
(Thousands of dollars)	2024	2023
Proved Developed oil and gas properties	$773,330	$659,792
Proved Undeveloped oil and gas properties	—	—
Total Capitalized Costs	773,330	659,792
Accumulated depreciation, depletion and valuation allowance	(479,424)	(406,913)
Net Capitalized Costs	$293,906	$252,879

COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION,

EXPLORATION AND DEVELOPMENT ACTIVITIES

(Unaudited)

	Years Ended December 31,
(Thousands of dollars)	2024	2023
Development Costs	$117,424	$110,700

STANDARDIZED MEASURE OF DISCOUNTED FUTURE

NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

(Unaudited)

	As of December 31,
(Thousands of dollars)	2024	2023
Future cash inflows	$981,343	$1,219,605
Future production costs	(374,816)	(437,408)
Future development costs	(105,811)	(213,823)
Future income tax expenses	(105,150)	(119,359)
Future Net Cash Flows	395,566	449,015
10% annual discount for estimated timing of cash flows	(122,521)	(170,967)
Standardized Measure of Discounted Future Net Cash Flows	$273,045	$278,048

See accompanying Notes to Supplementary Information

PRIMEENERGY RESOURES CORPORATION AND SUBSIDIARIES

SUPPLEMENTARY INFORMATION

STANDARDIZED MEASURE OF DISCOUNTED FUTURE

NET CASH FLOWS AND CHANGES THEREIN

RELATING TO PROVED OIL AND GAS RESERVES

(Unaudited)

The following are the principal sources of change in the standardized measure of discounted future net cash flows during 2024 and 2023:

	Years Ended December 31,
(Thousands of dollars)	2024	2023
Sales of oil and gas produced, net of production costs	$(223,042)	$(107,742)
Net changes in prices and production costs	(40,024)	(98,132)
Extensions, discoveries and improved recovery	24,848	178,960
Revisions of previous quantity estimates	(39,149)	(3,877)
Net change in development costs	70,002	66,552
Reserves sold	(1,371)	(398)
Accretion of discount	27,805	24,454
Net change in income taxes	8,896	4,532
Changes in production rates (timing) and other	167,032	(30,836)
Net change	(5,003)	33,512
Standardized measure of discounted future net cash flow:
Beginning of year	278,048	244,536
End of year	$273,045	$278,048

See accompanying Notes to Supplementary Information

PRIMEENERGY RESOURCES CORPORATION AND SUBSIDIARIES

SUPPLEMENTARY INFORMATION

RESERVE QUANTITY INFORMATION

Years Ended December 31, 2024 and 2023

(Unaudited)

	As of December 31,
	2024			2023
	Oil (MBbls)	NGL’s (MBbls)	Gas (MMcf)	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf)
Proved Developed Reserves:
Beginning of year	5,757	3,676	24,749	4,143	2,497	22,277
Extensions, discoveries and improved recovery	186	132	859	843	467	2,391
Revisions of previous estimates	(745)	(385)	(983)	(1,101)	(515)	(4,796)
Converted from undeveloped reserves	4,854	4,509	20,791	3,028	1,833	9,030
Production	(2,556)	(1,284)	(7,766)	(1,144)	(606)	(4,127)
End of year	7,443	6,597	37,489	5,757	3,676	24,749
Proved Undeveloped Reserves:
Beginning of year	6,254	5,156	24,470	3,028	1,833	9,030
Extensions, discoveries and improved recovery	3,166	1,670	8,327	6,254	5,156	24,470
Revisions of previous estimates	(1,400)	(647)	(3,680)	—	—	—
Converted to developed reserves	(4,854)	(4,509)	(20,791)	(3,028)	(1,833)	(9,030)
Reserves Sold	—	—	—	—	—	—
End of year	3,166	1,670	8,326	6,254	5,156	24,470
Total Proved Reserves at the End of the Year	10,609	8,267	45,815	12,011	8,832	49,219

RESULTS OF OPERATIONS FROM OIL AND GAS PRODUCING ACTIVITIES

Years Ended December 31, 2024 and 2023

(Unaudited)

	Years Ended December 31,
(Thousands of dollars)	2024	2023
Revenue:
Oil and gas sales	$223,042	$107,742
Costs and Expenses:
Lease operating expenses	59,853	39,004
Depreciation, depletion and accretion	77,229	31,660
Income tax expense	16,884	5,797
Total Costs and Expenses	153,966	76,461
Results of Operations from Producing Activities (excluding corporate overhead and interest costs)	$69,076	$31,281

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

5. Changes in Reserves

The 2024 and 2023 extensions and discoveries reflect the drilling activity in the Company’s West Texas and Mid-Continent areas. The Company is employing technologies to establish proved reserves that have been demonstrated to provide consistent results capable of repetition. The technologies and economic data being used in the estimation of its proved reserves include, but are not limited to, electrical logs, radioactivity logs, geologic maps, production data and well test data. The estimated reserves of wells with sufficient production history are estimated using appropriate decline curves. Estimated reserves of producing wells with limited production history and for undeveloped locations are estimated using performance data from analogous wells in the area. These wells are considered analogous based on production performance from the same formation and with similar completion techniques. Future development plans are reflective of the current commodity prices and have been established based on an expectation of available cash flows from operations and availability under our revolving credit facility.