Form 10-Q
period 2025-03-31
PRIMEENERGY RESOURCES CORP
filed 2025-05-19
CIK 56868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

The number of shares outstanding of each class of the Registrant’s Common Stock as of May 14, 2025 was: Common Stock, $0.10 par value 1,660,500 shares.

PrimeEnergy Resources Corporation

Index to Form 10-Q

March 31, 2025

Check what removed from k	Page

Definitions of Certain Terms and Conventions Used Herein
Cautionary Statement Concerning Forward-Looking Statements
Part I—Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets – March 31, 2025 and December 31, 2024	1
Consolidated Statements of Income – For the three months ended March 31, 2025 and 2024	2
Consolidated Statements of Equity – For the three months ended March 31, 2025 and 2024	3
Consolidated Statements of Cash Flows – For the three months ended March 31, 2025 and 2024	4
Notes to Consolidated Financial Statements – March 31, 2025	5-9
Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operation	10-17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	17
Item 4. Controls and Procedures	17
Part II - Other Information
Item 1. Legal Proceedings	18
Item 1A. Risk Factors	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3. Defaults Upon Senior Securities	18
Item 4. Reserved	18
Item 5. Other Information	18
Item 6. Exhibits	19
Signatures	21

Definitions of Certain Terms and Conventions Used Herein

Within this Report, the following terms and conventions have specific meanings:

Measurements.

●	“Bbl” means a standard barrel containing 42 United States gallons.

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

PART I—FINANCIAL INFORMATION

Item 1.         FINANCIAL STATEMENTS

PRIMEENERGY RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS – Unaudited

(Thousands of dollars, except share data)

	March 31, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$2,099	$2,549
Accounts receivable, net	24,431	24,338
Prepaid obligations	1,412	1,372
Other current assets	14	11
Total Current Assets	27,956	28,270
Property and Equipment
Oil and gas properties at cost	807,871	773,330
Less: Accumulated depletion and depreciation	(499,685)	(479,424)
	308,186	293,906
Field and office equipment at cost	13,803	14,643
Less: Accumulated depreciation	(11,969)	(12,712)
	1,834	1,931
Total Property and Equipment, Net	310,020	295,837
Other Assets	1,357	515
Total Assets	$339,333	$324,622

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$14,386	$16,329
Accrued property costs	23,979	7,578
Accrued liabilities	18,283	25,514
Due to related parties	69	34
Current portion of asset retirement and other long-term obligations	798	200
Total Current Liabilities	57,515	49,655
Long-Term Bank Debt	6,500	4,000
Asset Retirement Obligations	13,863	13,799
Deferred Income Taxes	55,404	53,405
Other Long-Term Obligations	1,087	838
Total Liabilities	134,369	121,697
Commitments and Contingencies
Equity
Common stock, $.10 par value; 2025 and 2024: Authorized: 2,810,000 shares, outstanding 2025: 1,672,470; outstanding 2024: 1,708,470 shares	281	281
Paid-in capital	7,555	7,555
Retained earnings	270,207	261,073
Treasury stock, at cost; 2025: 1,137,530 shares; 2024: 1,101,530	(73,079)	(65,984)
Total Equity	204,964	202,925
Total Liabilities and Equity	$339,333	$324,622

The accompanying Notes are an integral part of these Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME – Unaudited

Three Months Ended March 31, 2025 and 2024

(Thousands of dollars, except per share amounts)

	2025	2024
Revenues and other income:
Oil	$32,666	$33,299
Natural gas	6,029	1,358
Natural gas liquids	8,529	4,365
Field service	2,145	3,399
Interest and other income, net	68	138
Gain on disposition of assets, net	619	431
	50,056	42,990
Costs and expenses:
Oil and gas production	9,519	9,130
Production and advalorem taxes	3,271	2,953
Field service	1,859	2,801
Depreciation, depletion and amortization	20,358	10,320
Accretion of discount on asset retirement obligations	183	171
General and administrative	2,903	3,057
Interest	590	215
	38,683	28,647
Income before income taxes	11,373	14,343
Income tax provision	2,239	3,024
Net income attributable to common stockholders	$9,134	$11,319
Net Income per share attributable to Common Stockholders:
Basic	$5.40	$6.27
Diluted	$3.72	$4.41
Weighted average shares Outstanding:
Basic	1,692,445	1,806,687
Diluted	2,456,003	2,565,951

The accompanying Notes are an integral part of these Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY – Unaudited

Three Months Ended March 31, 2025 and 2024

(Thousands of dollars, except share amounts)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2023	1,820,100	$281	$7,555	$205,669	$(52,555)	$160,950
Purchase of treasury stock	(29,855)	—	—	—	(2,849)	(2,849)
Net Income	—	—	—	11,319	—	11,319
Balance at March 31, 2024	1,790,245	$281	$7,555	$216,988	$(55,404)	$169,420

Balance at December 31, 2024	1,708,470	$281	$7,555	$261,073	$(65,984)	$202,925
Purchase of treasury stock	(36,000)	—	—	—	(7,095)	(7,095)
Net Income	—	—	—	9,134	—	9,134
Balance at March 31, 2025	1,672,470	$281	$7,555	$270,207	$(73,079)	$204,964

The accompanying Notes are an integral part of these Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

Three Months Ended March 31, 2025 and 2024

(Thousands of dollars)

	2025	2024
Cash Flows from Operating Activities:
Net Income	$9,134	$11,319
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion on discounted liabilities	20,358	10,320
Accretion of discount on asset retirement obligations	183	171
Gain on sale and exchange of assets	(619)	(431)
Deferred income taxes	1,999	8,287
Changes in assets and liabilities:
Accounts receivable	(93)	(9,233)
Due to related parties	35	(36)
Prepaids obligations	(40)	(415)
Other current assets	(3)	0
Accounts payable	(1,943)	(3,829)
Accrued property costs	16,401	28,681
Accrued liabilities	(7,231)	(1,595)
Other assets	(842)	0
Other long-term liabilities	847	(38)

Net Cash Provided by Operating Activities	38,186	43,201
Cash Flows from Investing Activities:
Capital expenditures, including exploration expense	(34,660)	(54,094)
Proceeds from sale of properties and equipment	619	431
Net Cash (Used in) Investing Activities	(34,041)	(53,663)
Cash Flows from Financing Activities:
Purchase of stock for treasury	(7,095)	(2,849)
Proceeds from long-term bank debt	24,000	14,000
Repayment of long-term bank debt and other long-term obligations	(21,500)	(10,000)
Net Cash (Used in) Provided by Financing Activities	(4,595)	1,151
Net (Decrease) in Cash and Cash Equivalents	(450)	(9,311)
Cash and Cash Equivalents at the Beginning of the Period	2,549	11,061
Cash and Cash Equivalents at the End of the Period	$2,099	$1,750
Supplemental Disclosures:
Income taxes paid during the period	$0	$0
Interest paid	$768	$170

The accompanying Notes are an integral part of these Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(1) Basis of Presentation:

The accompanying condensed consolidated financial statements of PrimeEnergy Resources Corporation (“PrimeEnergy” or the “Company”) have not been audited by independent public accountants. Pursuant to applicable Securities and Exchange Commission (“SEC”) rules and regulations, the accompanying interim financial statements do not include all disclosures presented in annual financial statements and the reader should refer to the Company’s Form 10-K for the year ended December 31, 2024. In the opinion of management, the accompanying interim consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s consolidated balance sheets as of March 31, 2025, and December 31, 2024, the consolidated results of operations, cash flows and equity for the three months ended March 31, 2025, and 2024.

As of March 31, 2025, PrimeEnergy’s significant accounting policies are consistent with those discussed in Note 1—Description of Operations and Significant Accounting Policies of its consolidated financial statements contained in PrimeEnergy’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The results for interim periods are not necessarily indicative of annual results. For purposes of disclosure in the consolidated financial statements, subsequent events have been evaluated through the date the statements were issued.

(2) Acquisitions and Dispositions

In the first quarter of 2024, the Company sold 48 net acres in Lea County, New Mexico, along with minor working interest in 23 wells, receiving gross proceeds of $375,600.

In the first quarter of 2025, the Company recognized a gain of $619,000 on the disposition of a workover rig related to our service company.

(3) Additional Balance Sheet Information:

Certain balance sheet amounts are comprised of the following:

(Thousands of dollars)	March 31, 2025	December 31, 2024
Accounts Receivable:
Joint interest billing	$2,096	$2,413
Trade receivables	694	958
Oil and gas sales	21,230	21,211
Other	825	170
	24,845	24,752
Less: Allowance for credit losses	(414)	(414)
Total	$24,431	$24,338
Accounts Payable:
Trade	$10,132	$12,038
Royalty and other owners	3,653	3,607
Partner advances	460	511
Other	141	173
Total	$14,386	$16,329
Accrued Liabilities:
Compensation and related expenses	$4,202	$10,668
Taxes	9,933	9,524
Lease operating costs	3,318	4,263
Other	830	1,059
Total	$18,283	$25,514

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

Effective July 29, 2024, the Company and its lenders entered into the Third Amendment to the 2022 Credit Agreement, increasing the Borrowing Base from $85 million to $115 million.

Effective December 20, 2024, the Company and its lenders entered into the Fourth Amendment to the 2022 Credit Agreement, reaffirming the credit agreement at $115 million. The Borrowing base will remain in effect until the next Redetermination Date, June 2025, or the date the Borrowing Base is next adjusted in accordance with the Credit Agreement. As of December 31, 2024, the Company had $4 million in outstanding borrowings and $111 million in availability. The prime rate in effect for December 2024, was 7.50%. The $4 million in outstanding borrowings were considered prime rate borrowings, and were subject to utilization percentage of 2.25%. The effective rate for this borrowing balance at December 31, 2024, was 9.75%.

As of March 31, 2025, the Company had $6.5 million in outstanding borrowings and $108.5 million in available under the credit facility. The funds outstanding were considered prime rate borrowings and were subject to an effective rate of 9.75%.

(5) Other Long-Term Obligations and Commitments:

Operating Leases:

The Company leases office facilities under operating leases and recognizes lease expense on a straight-line basis over the lease term. Lease assets and liabilities are initially recorded at commencement date based on the present value of lease payments over the lease term. As most of the Company’s lease contracts do not provide an implicit discount rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The weighted average discount rate used was 9.50%. Certain leases may contain variable costs above the minimum required payments and are not included in the right-of-use assets or liabilities. Leases may include renewal, purchase or termination options that can extend or shorten the term of the lease. The exercise of those options is at the Company’s sole discretion and is evaluated at inception and throughout the contract to determine if a modification of the lease term is required. Leases with an initial term of 12 months or less are not recorded on the consolidate balance sheets.

Operating lease costs for the three months ended March 31, 2025 and 2024 were $185 thousand and $179 thousand, respectively. Cash payments included in the operating lease cost for the three months ended March 31, 2025 and 2024 were $202 thousand and $191 thousand, respectively. The weighted-average remaining operating lease terms as of March 31, 2025 and 2024 were 9.87 months and 7.81 months, respectively. The Company acquired and amended certain leases for office space in Texas providing for payments of $618 thousand in 2025, $291 thousand in 2026, $127 thousand in 2027 and $27 thousand in 2028.

All current leases have been included with in the current balance sheet and the Company has not entered into any new leases since the reporting date. Rent expense for office space for the three months ended March 31, 2025 and 2024 was $221,000 and $204,000, respectively.

The payment schedule for the Company’s operating lease obligations as of March 31, 2025 is as follows:

(Thousands of dollars)	Operating Leases
2025	$618
2026	291
2027	127
2028	27
Total undiscounted lease payments	$1,063
Less: Amount associated with discounting	(89)
Total net operating lease liabilities	$974
Less: Current portion asset retirement and other long-term obligations	730
Non-current portion included in Other long-term obligations	$244

Asset Retirement Obligation:

A reconciliation of the liability for plugging and abandonment costs for the three months ended March 31, 2025 is as follows:

(Thousands of dollars)	March 31, 2025
Asset retirement obligation at December 31, 2024	$13,867
Net wells placed in production	28
Liabilities settled	(147)
Accretion of discount	183
Asset retirement obligation at March 31, 2025	$13,931
Less current portion of asset retirement obligations	68
Asset retirement obligations, long-term	$13,863

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

(7) Stock Options and Other Compensation:

In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. At March 31, 2025 and 2024, remaining options held by two key executive officers on 767,500 shares were outstanding and exercisable at prices ranging from $1.00 to $1.25. According to their terms, the options have no expiration date.

(8) Related Party Transactions:

Amounts due to or from related parties primarily represent receipts or expenses, related to oil and gas properties, collected or paid by the Company as agent for the joint venture partners, which may include members of the Company’s Board of Directors.

(9) Earnings Per Share:

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

	Quarter Ended March 31,
	2025			2024
	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount
Basic	$9,134	1,692,445	$5.40	$11,319	1,806,687	$6.27
Effect of dilutive securities:
Options		763,558			759,264
Diluted	$9,134	2,456,003	$3.72	$11,319	2,565,951	$4.41

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

The Company is actively developing additional reserves of its leasehold acreage positions in Texas and Oklahoma. In the Permian Basin of West Texas, the Company maintains an acreage position of approximately 17,138 gross (9,438 net) acres, 89.3% of which is located in Reagan, Upton, Martin, and Midland counties of Texas where our current horizontal drilling activity is focused. In addition to the wells currently being drilled or completed, we believe this acreage has the resource potential to support the drilling of as many as 100 additional horizontal wells.

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

District Information and Recent Activity

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

Gulf Coast Region

Our production and development activities in the Gulf Coast region are concentrated in southeast and east Texas. This region is managed from our office in Houston, Texas. Principal producing intervals are in the Wilcox, Hackberry, and Yegua formations at depths ranging from 6,000 to 12,000 feet. We had 73 producing wells (24 net) in the Gulf Coast region as of December 31, 2024, of which 28 wells are operated by us. Average net daily production in our Gulf Coast Region at year-end 2024 was 143 Boe. At December 31, 2024, we had 452 MBoe of proved reserves in the Gulf Coast region, which represented 1.7% of our total proved reserves. We maintain an acreage position of over 7,468 gross (4,699 net) acres in this region, primarily in Colorado, Newton, and Polk counties. In October of 2024, on the San Pedro Ranch in Dimmit County, Texas, we finished plugging-out all of our wells, removing all surface equipment, and reclaiming the land. With assistance from an operator in the area, we were able to do so at minimal expense to the Company. By plugging out our wells on this property we were able to extinguish a substantial amount of future plugging liability.

Currently, we are monitoring the drilling and near-term completion plans of a new well drilled by Ventex Operating, on acreage in the Segno field of Polk County, Texas where the Company farmed-out its 55% leasehold rights for cash and a 5.53% over-riding royalty interest (ORRI). The well was cased in February 2025 and is currently awaiting fracturing.

As of March 31, 2025, the Gulf Coast region has plans to recomplete three producing wells: the Wing #16, the Sarah F. Wing #80, and the Sarah F. Wing #85 wells in the Segno field of Polk County, Texas, at an expense of approximately $550,000 in total.

Mid-Continent Region

Our Mid-Continent activities are concentrated in central Oklahoma. This region is managed from our office in Oklahoma City, Oklahoma. As of December 31, 2024, we had 359 producing wells (159 net) in the Mid-Continent area, of which 117 wells are operated by us. Principal producing intervals are in the Robberson, Avant, Skinner, Sycamore, Bromide, McLish, Hunton,

Mississippian, Oswego, Red Fork, and Chester formations at depths ranging from 1,100 to 10,500 feet. The average net daily production in our Mid-Continent Region in 2024 was 806 Boe. On December 31, 2024, we had 2,643 MBoe of proved reserves in the Mid-Continent area, representing 10% of our total proved reserves. We maintain an acreage position of approximately 45,075 gross (10,050 net) acres in this region, primarily in Canadian, Kingfisher, Grant, Major, and Garvin counties.

Our Mid-Continent region is actively participating with third-party operators in the horizontal development of lands that include Company owned interest in several counties in the Scoop and Stack plays of Oklahoma where drilling is primarily targeting reservoirs of the Mississippian, and Woodford formations. In Canadian County, Oklahoma, we have agreed to participate with Ovintiv Mid-Continent in the drilling of two 2-mile-long horizontal wells which were spud in early March 2025. Our share of these wells will be 3.125% and the total investment will be on the order of $408,000. Also in Canadian County, we have a small over-riding royalty interest in four wells drilled in the first quarter of 2025 by Camino Natural Resources.

West Texas Region

Our West Texas activities are concentrated in the Permian Basin in Texas. The oil and gas in this basin are produced primarily from five intervals; the Upper and Lower Spraberry, the Wolfcamp, the Strawn, and the Atoka, at depths ranging from 6,700 feet to 11,300 feet. This region is managed from our office in Midland, Texas. As of December 31, 2024, we had 543 wells (274 net) in the West Texas area, of which 315 wells are operated by us. Principal producing intervals are in the Spraberry, Wolfcamp, and San Andres formations at depths ranging from 4,200 to 12,500 feet. The average net daily production in our West Texas Region at year-end 2024 was 13,749 Boe. On December 31, 2024, we had 23,383 MBoe of proved reserves in the West Texas area, or 88.3% of our total proved reserves. We maintain an acreage position of approximately 17,138 gross (9,484 net) acres in the Permian Basin in West Texas, primarily in Reagan, Upton, Martin, and Midland counties and believe this acreage has significant resource potential for horizontal drilling in the Spraberry, Jo Mill, and Wolfcamp intervals. We operate a field service group in this region utilizing eight workover rigs, three hot oiler trucks, and one kill truck. Oil field support is provided for drilling and workover operations both to third-party operators as well as for our own operated wells and locations.

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

In addition to this activity, in June of 2024, we began participation with Apache in the drilling of six additional 3-mile-long laterals in Upton County on our “Mt. Moran” tract. Three of these wells were completed in late December 2024 and three were completed in January of 2025. All six new “Mt. Moran” wells are producing as of April 1, 2025. In these six Mt. Moran wells, the Company has an average of 51.16% interest and will in total invest approximately $40.5 million. In addition, in November of 2024, in Reagan County, we began participating with Double Eagle in 15 “OG” horizontal wells: eight are 2.5-mile-long laterals, and seven are 2-mile-long laterals. In each of these 15 “OG” wells the Company has approximately 23% interest and in total will invest roughly $29 million through completion of production facilities. These 15 horizontals are expected to be on production in late May 2025. By the end of the second quarter of 2025, therefore, the Company will have invested approximately $70 million in these additional 21 horizontal wells.

In the second and third quarters of 2025, we are anticipating the start of 15 new horizontals in the Midland Basin of West Texas operated by Double Eagle on our “Full House” tract in Reagan County in which the Company will participate with approximately 31% interest and invest $48.4 million.

Future drilling activity on our leasehold acreage in West Texas is expected in the next few years as well. In particular, based on activity west of our acreage in Reagan County, and a recent deep test by Double Eagle on our joint leasehold, we anticipate that proposals will soon be put forward for the drilling of between 36 and 45 new horizontals that will target the Wolfcamp “D” pay zone in Reagan County and perhaps an additional test well or two in one or more of the other undeveloped pay horizons. In this future activity, we would expect to invest in excess of $100 million. In addition, the Company has identified 25 horizontal locations across our acreage in Upton and Martin counties that could be drilled in this same time frame. These additional wells will require an investment of approximately $76 million. In total, therefore, with approximately $48 million to be invested in the various wells drilling or to begin drilling in 2025, the $100 million in Wolfcamp “D” development, and the $76 million in 25 other near-term wells expected in the 2026-2027 timeframe, we anticipate investing approximately $224 million in horizontal drilling in West Texas over the next several years.

RESULTS OF OPERATIONS

We reported net income of $9.1 million, $5.40 per share, for the three months ended March 2025 compared with $11.3 million, $6.27 per share, for the same period of 2024. The current year net income reflects changes in oil, gas and NGLs sales related to increases in production combined with slightly decreased oil commodity prices and natural gas liquid commodity prices and increased gas commodity prices. The significant components of income and expense are discussed below.

Oil, gas and NGLs sales increased 21.02% to $47.2 million for the three months ended March 2025 from $39.0 million in the same period of 2024. Sales vary due to changes in volumes of production sold and realized commodity prices. Our oil production increased due to the additional West Texas wells added in the second half of 2024 and the new wells added in the first quarter of 2025. The changes in volumes and prices are presented in the table below. The following table summarizes the primary components of production volumes and average sales prices realized for the three months ended March 31, 2025 and 2024 (excluding realized gains and losses from derivatives).

		Three Months Ended March 31,
	2025	2024	Increase / (Decrease)	Increase / (Decrease)
Barrels of Oil Produced	457,000	431,000	26,000	6.03%
Average Price Received	$71.48	$77.26	$(5.78)	(7.48)%
Oil Revenue (In 000’s)	$32,666	$33,299	$(633)	(1.90)%
Mcf of Gas Sold	2,390,000	1,157,000	1,233,000	106.57%
Average Price Received	$2.52	$1.17	$1.35	115.38%
Gas Revenue (In 000’s)	$6,029	$1,358	$4,671	343.96%
Barrels of Natural Gas Liquids Sold	454,000	206,000	248,000	120.39%
Average Price Received	$18.79	$21.19	$(2.40)	(11.33)%
Natural Gas Liquids Revenue (In 000’s)	$8,529	$4,365	$4,164	95.40%
Total Oil & Gas Revenue (In 000’s)	$47,224	$39,022	$8,202	21.02%

Oil and Gas, production expense increased $0.4 million or 4.26% from $9.1 million for the first quarter 2024 to $9.5 million for the first quarter 2025. The change in the overall expenses is reflective of the increase in production costs due to the additional West Texas wells added in the second half of 2024 and the new wells added in the first quarter of 2025.

Production and ad valorem taxes increased $0.3 million or 10.77% from $3.0 million for the first quarter 2024 to $3.3 million for the first quarter 2025. This increase reflects the increase in gas and natural gas liquid revenues partially offset by lower oil revenues in the related periods.

Field service income decreased $1.3 million or 36.89% to $2.1 million for the first quarter 2025 from $3.4 million for the first quarter 2024 due to the sale of our South Texas service company in Q3 2024.

Field service expense decreased $0.9 million or 33.63% to $1.9 million for the first quarter 2025 from $2.8 million for the first quarter 2024 due to the sale of our South Texas service company in Q3 2024.

Depreciation, depletion and amortization increased $10.0 million or 97.3% from $10.3 million for the first quarter 2024 to $20.4 million for the first quarter 2025 reflecting the increase production and basis due to the additional West Texas wells added in the second half of 2024 and the new wells added in the first quarter of 2025.

General and administrative expense decreased $0.2 million or 5.0% from $3.1 million for the three months ended March 31, 2024 to $2.9 million for the three months ended March 31, 2025. The costs associated with this caption period remained unchanged.

Interest expense increased $0.4 million or 174.4% from $0.2 million for the first quarter 2024 to $0.6 million for the first quarter 2025. This increase reflects the company’s current borrowings applied to higher interest rates under our revolving credit agreement.

Income tax expense for the March 31, 2025 and 2024 quarters varied due to the change in net income.

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

Maintaining a strong balance sheet and ample liquidity are key components of our business strategy. For 2025, we will continue our focus on preserving financial flexibility and ample liquidity as we manage the risks facing our industry. Our 2025 capital budget is reflective of commodity prices and has been established based on an expectation of available cash flows, with any cash flow deficiencies expected to be funded by borrowings under our revolving credit facility. As we have done historically to preserve or enhance liquidity, we may adjust our capital program throughout the year, divest assets, or enter into strategic joint ventures.

The Company’s horizontal development activities in the last two years, along with our projected activity for 2025, can be summarized as follows: in 2023 we invested $96 million in 35 horizontals, in 2024 we invested $113 million in 48 horizontals, and in 2025, we expect to invest $118 million in 38 horizontals as discussed under district information and recent activity. Therefore, in total, since January 2023 and through 2025, the Company will have invested roughly $327 million in horizontal development, primarily in the Midland Basin of West Texas.

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

Our credit agreement requires us to hedge a portion of our production as forecasted for the PDP reserves included in our borrowing base review engineering reports. If the borrowing base utilization percentage is less than 15% of total available borrowings, the Company is not required to enter into any hedge agreements. As of May 14, 2025, the Company is not required to enter into any hedge agreements. Additional drilling and future development plans will be established based on an expectation of available cash flows from operations and availability of funds under our revolving credit facility.

The Company maintains a Credit Agreement providing for a reserves-based line of credit totaling $300 million, with a current borrowing base of $115 million. As of May 14, 2025, the Company’s outstanding borrowings under this line are $24.0 million. The bank reviews the borrowing base semi-annually and, at their discretion, may decrease or propose an increase to the borrowing base relative to a re-determined estimate of proved oil and gas reserves. The next borrowing base review is scheduled for June 2025. Our oil and gas properties are pledged as collateral for the line of credit and we are subject to certain financial and operational covenants defined in the agreement. We are currently in compliance with these covenants and expect to be in compliance over the next twelve months. If we do not comply with these covenants on a continuing basis, the lenders have the right to refuse to advance additional funds under the facility and/or declare all principal and interest immediately due and payable. Our borrowing base may decrease as a result of lower natural gas or oil prices, operating difficulties, declines in reserves, lending requirements or regulations, the issuance of new indebtedness or for other reasons set forth in our revolving credit agreement. In the event of a decrease in our borrowing base due to declines in commodity prices or otherwise, our ability to borrow under our revolving credit facility may be limited and we could be required to repay any indebtedness in excess of the re-determined borrowing base.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the first three months of 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.          LEGAL PROCEEDINGS

None.

Item 1A.          RISK FACTORS

The Company is a smaller reporting company and no response is required pursuant to this Item.

Item 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities by the Company during the period covered by this report. The following table details the Company’s purchase of shares for the three months ended March 31, 2025.

2025 Month	Number of Shares	Average Price Paid per share	Maximum Number of Shares that May Yet Be Purchased Under The Program at Month—End (1)
January	6,000	$209.12	156,014
February	14,000	$199.91	142,014
March	16,000	$190.11	126,014
Total/Average	36,000	$197.09

(1)

In December 1993, we announced that the Board of Directors authorized a stock repurchase program whereby we may purchase outstanding shares of the common stock from time-to-time, in open market transactions or negotiated sales. On October 31, 2012, June 13, 2018 and June 7, 2023, the Board of Directors of the Company approved an additional 500,000, 200,000 and 300,000 shares respectively, of the Company’s stock to be included in the stock repurchase program. A total of 4,000,000 shares have been authorized to date under this program. Through March 31, 2025, a total of 3,873,986 shares have been repurchased under this program for $110,511,719 at an average price of $28.53 per share. Additional purchases of shares may occur as market conditions warrant. We expect future purchases will be funded with internally generated cash flow or from working capital.

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

10.22.6.4

FOURTH AMENDMENT TO FOURTH AMENDED AND RESTATED CREDIT AGREEMENT, dated as of December 20, 2024, among PRIMEENERGY RESOURCES CORPORATION, a Delaware corporation (the “Borrower”), CITIBANK, N.A., as administrative agent (in such capacity, the “Administrative Agent”), each Guarantor party hereto, the Existing Lenders (filed as exhibit 10.22.6.4 of PrimeEnergy Resources Form 10-K for the year ended December 2024, and incorporated by reference)

19.1	Insider Trading Policy (filed as exhibit 19.1 of PrimeEnergy Resources Form 10-K for the year ended December 2024, and incorporated by reference)

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

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

PrimeEnergy Resources Corporation
(Registrant)

May 19, 2025	/s/ Charles E. Drimal, Jr.
(Date)	Charles E. Drimal, Jr.
President
Principal Executive Officer

/s/ Beverly A. Cummings
May 19, 2025	Beverly A. Cummings
Executive Vice President
Principal Financial Officer