Form 10-Q
period 2025-06-30
PRIMEENERGY RESOURCES CORP
filed 2025-08-19
CIK 56868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

The number of shares outstanding of each class of the Registrant’s Common Stock as of August 13, 2025 was: Common Stock, $0.10 par value 1,649,000 shares.

PrimeEnergy Resources Corporation

Index to Form 10-Q

June 30, 2025

Page

Definitions of Certain Terms and Conventions Used Herein
Cautionary Statement Concerning Forward-Looking Statements
Part I—Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets – June 30, 2025 and December 31, 2024	1
Consolidated Statements of Income – For the three and six months ended June 30, 2025 and 2024	2
Consolidated Statements of Equity – For the three and six months ended June 30, 2025 and 2024	3
Consolidated Statements of Cash Flows – For the six months ended June 30, 2025 and 2024	4
Notes to Consolidated Financial Statements – June 30, 2025	5-8
Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operation	9-17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	17
Item 4. Controls and Procedures	17
Part II - Other Information
Item 1. Legal Proceedings	18
Item 1A. Risk Factors	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3. Defaults Upon Senior Securities	18
Item 4. Reserved	18
Item 5. Other Information	18
Item 6. Exhibits	19
Signatures	21

Definitions of Certain Terms and Conventions Used Herein

Within this Report, the following terms and conventions have specific meanings:

Measurements.

●	“Bbl” means a standard barrel containing 42 United States gallons.

●

“BOE” means a barrel of oil equivalent and is a standard convention used to express oil and gas volumes on a comparable oil equivalent basis. Gas equivalents are determined under the relative energy content method by using the ratio of six thousand cubic feet of gas to one Bbl of oil or natural gas liquid.

●	“BOEPD” means BOE per day.

●	“Btu” means British thermal unit, which is a measure of the amount of energy required to raise the temperature of one pound of water one degree Fahrenheit.

●	“MBbl” means one thousand Bbls.

●	“MBOE” means one thousand BOEs.

●	“Mcf” means one thousand cubic feet and is a measure of gas volume.

●	“MMcf” means one million cubic feet.

Indices.

●	“Brent” means Brent oil price, a major trading classification of light sweet oil that serves as a benchmark price for oil worldwide.

●	“WAHA” is a benchmark pricing hub for West Texas gas.

●	“WTI” means West Texas Intermediate, a light sweet blend of oil produced from fields in western Texas and is a grade of oil used as a benchmark in oil pricing.

General terms and conventions.

●	“Borrowing Base” is the maximum amount a company can borrow under a reserve-based lending (RBL) facility, calculated primarily on the value of its proved reserves.

●	“DD&A” means depletion, depreciation and amortization.

●	“ESG” means environmental, social and governance.

●	“GAAP” means accounting principles generally accepted in the United States of America.

●	“GHG” means greenhouse gases.

●	“LNG” means liquefied natural gas.

●	“NGLs” means natural gas liquids, which are the heavier hydrocarbon liquids that are separated from the gas stream; such liquids include ethane, propane, isobutane, normal butane and natural gasoline.

●	“NYMEX” means the New York Mercantile Exchange.

●	“OPEC” means the Organization of Petroleum Exporting Countries.

●	“PrimeEnergy” or the “Company” means PrimeEnergy Resources Corporation and its subsidiaries.

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

●	“PV-10” (Present Value at 10%) measures the future net cash flows from proved reserves, discounted at a fixed 10% annual rate to account for the time value of money.

●	“SEC” means the United States Securities and Exchange Commission.

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

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

PRIMEENERGY RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

(Thousands of dollars, except share data)

	June 30, 2025 Unaudited	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$2,364	$2,549
Accounts receivable, net	28,919	24,338
Prepaid obligations	1,946	1,372
Other current assets	13	11
Total Current Assets	33,242	28,270
Property and Equipment
Oil and gas properties at cost	825,159	773,330
Less: Accumulated depletion, depreciation and amortization	(518,367)	(479,424)
	306,792	293,906
Field and office equipment at cost	13,330	14,643
Less: Accumulated depreciation	(11,494)	(12,712)
	1,836	1,931
Total Property and Equipment, Net	308,628	295,837
Other Assets	1,156	515
Total Assets	$343,026	$324,622

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$7,797	$16,329
Accrued property cost	33,317	7,578
Accrued liabilities	12,686	25,514
Due to related parties	80	34
Current portion of asset retirement and other long-term obligations	1,430	200
Total Current Liabilities	55,310	49,655
Long-Term Bank Debt	12,000	4,000
Asset Retirement Obligations	12,907	13,799
Deferred Income Taxes	56,510	53,405
Other Long-Term Obligations	1,050	838
Total Liabilities and Contingencies	137,777	121,697
Equity
Common stock, $.10 par value; 2025 and 2024: Authorized and Issued 2,810,000 shares, outstanding 2025: 2,810,000 shares, outstanding 2024: 2,810,000 shares	281	281
Paid-in capital	7,555	7,555
Retained earnings	273,435	261,073
Treasury stock, at cost; 2025: 1,154,500 shares; 2024: 1,101,530 shares	(76,022)	(65,984)
Total Equity	205,249	202,925
Total Liabilities and Equity	$343,026	$324,622

The accompanying Notes are an integral part of these Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME – Unaudited

Three and Six Months Ended June 30, 2025 and 2024

(Thousands of dollars, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Oil	$34,178	$56,234	$66,844	$89,533
Natural gas	43	82	6,072	1,440
Natural gas liquids	5,617	5,374	14,146	9,739
Field service income	1,975	2,911	4,120	6,310
Interest and other income	170	19	238	157
Gain on disposition of assets	0	205	619	636
Total revenues	41,983	64,825	92,039	107,815

Costs and expenses:
Oil and gas production	10,135	12,416	19,654	21,546
Production and ad valorem taxes	1,819	3,698	5,090	6,651
Field service	1,233	2,472	3,092	5,273
Depreciation, depletion and amortization	20,783	17,294	41,141	27,614
Accretion of discount on asset retirement obligations	152	171	335	342
General and administrative expense	2,971	3,863	5,874	6,920
Interest	710	236	1,300	451
Total costs and expenses	37,803	40,150	76,486	68,797

Income before taxes	4,180	24,675	15,553	39,018
Income tax provision	952	4,943	3,191	7,967
Net income	$3,228	$19,732	$12,362	$31,051

Net income per share attributable to common stockholders:
Basic	$1.94	$11.08	$7.37	$17.31
Diluted	$1.33	$7.77	$5.07	$12.16
Weighted average shares outstanding:
Basic	1,661,916	1,780,593	1,677,096	1,793,640
Diluted	2,424,723	2,540,322	2,440,305	2,553,147

The accompanying Notes are an integral part of these Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY – Unaudited

Three and Six Months Ended June 30, 2025 and 2024

(Thousands of dollars, except share amounts)

	Common Stock		Additional
	Shares	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2024	2,810,000	$281	$7,555	$261,073	$(65,984)	$202,925
Purchase of 36.600 shares, at cost	-	—	—	—	(7,095)	(7,095)
Net Income	—	—	—	9,134	—	9,134
Balance at March 31, 2025	2,810,000	281	7,555	270,207	(73,079)	204,964
Purchase of 16,970 shares, at cost	-	—	—	—	(2,943)	(2,943)
Net income	—	—	—	3,228	—	3,228
Balance at June 30, 2025	2,810,000	$281	$7,555	$273,435	$(76,022)	$205,249

	Common Stock		Additional
	Shares	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2023	2,810,000	$281	$7,555	$205,669	$(52,555)	$160,950
Purchase of 29,855 shares, at cost	-	—	—	—	(2,849)	(2,849)
Net income	—	—	—	11,319	—	11,319
Balance at March 31, 2024	2,810,000		7,555	216,988	(55,404)	169,420
Purchase of 28,191 shares, at cost	-	—	—	—	(2,857)	(2,857)
Net income	—	—	—	19,732	—	19,732
Balance at June 30, 2024	2,810,000	$281	$7,555	$236,720	$(58,261)	$186,295

The accompanying Notes are an integral part of these Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

Six Months Ended June 30, 2025 and 2024

(Thousands of dollars)

	2025	2024
Cash Flows from Operating Activities:
Net Income	$12,362	$31,051
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	41,141	27,614
Accretion of discount on asset retirement obligations	335	342
Gain on sale and exchange of assets	(619)	(636)
Provision for deferred income taxes	3,105	5,080
Changes in assets and liabilities:
Accounts receivable	(4,581)	(25,187)
Prepaids obligations	(574)	(1,026)
Other current assets	(2)	33
Accounts payable	(8,532)	4,087
Accrued liabilities	(12,828)	303
Due to related parties	46	61
Other long-term liabilities	10	(470)
Net Cash Provided by Operating Activities	29,863	41,252

Cash Flows from Investing Activities:
Property Expenditures	(28,629)	(45,228)
Proceeds from disposition of properties and equipment	619	636
Net Cash Used in Investing Activities	(28,010)	(44,592)

Cash Flows from Financing Activities:
Purchase of stock for treasury	(10,038)	(5,706)
Proceeds from long-term bank debt	52,500	30,500
Repayment of long-term bank debt and other long-term obligations	(44,500)	(30,500)
Net Cash Used in Financing Activities	(2,038)	(5,706)
Net Decrease in Cash and Cash Equivalents	(185)	(9,046)
Cash and Cash Equivalents at the Beginning of the Period	2,549	11,061
Cash and Cash Equivalents at the End of the Period	$2,364	$2,015

Supplemental Disclosures:
Income taxes paid during the year	$6,676	$101
Interest paid during the year	$1,418	$390

Non-cash financing and investing activities:
Change in Accrued Property Costs	$25,739	$11,158
Asset Retirement Obligations	$67	$70

The accompanying Notes are an integral part of these Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(1)	Basis of Presentation:

The accompanying condensed consolidated financial statements of PrimeEnergy Resources Corporation (“PrimeEnergy” or the “Company”) have not been audited by independent public accountants. Pursuant to applicable Securities and Exchange Commission (“SEC”) rules and regulations, the accompanying interim financial statements do not include all disclosures presented in annual financial statements and the reader should refer to the Company’s Form 10-K for the year ended December 31, 2024. In the opinion of management, the accompanying interim consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s consolidated balance sheets as of June 30, 2025, and December 31, 2024, the consolidated results of operations, cash flows and equity for the six months ended June 30, 2025, and 2024.

As of June 30, 2025, PrimeEnergy’s significant accounting policies are consistent with those discussed in Note 1—Description of Operations and Significant Accounting Policies of its consolidated financial statements contained in PrimeEnergy’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation. The results for interim periods are not necessarily indicative of annual results. For purposes of disclosure in the consolidated financial statements, subsequent events have been evaluated through the date the statements were issued.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 increases the transparency of expense information presented in the statement of operations through disclosures of expanded disaggregation of relevant expense captions including purchases of inventory, employee compensation, depletion, depreciation, and amortization. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027 with early adoption permitted. The Company is currently evaluating ASU 2024-03 and the impact it may have to the Company’s disclosures.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 enhances the transparency of income tax disclosures by expanding the income tax rate reconciliation disclosure and income taxes paid information. ASU 2023-09 also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating ASU 2023-09 and the impact it may have to the Company’s financial position, results of operations, cash flow or disclosures.

Other accounting pronouncements that have recently been issued by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations, cash flows or disclosures.

(2)	Acquisitions and Dispositions

In the first quarter of 2025, the Company recognized a gain of $619,000 on the disposition of a workover rig related to our service company that was fully depreciated.

In the first quarter of 2024, the Company sold 48 net acres in Lea County, New Mexico, along with minor working interest in 23 non-operated wells, receiving gross proceeds of $375,600, and in the second quarter of 2024, sold an additional 12 net acres in Lea County for proceeds of $150,600. Also in the second quarter of 2024, we farmed out certain acreage in east Texas for $54,800.

(3)	Additional Balance Sheet Information:

Certain balance sheet amounts are comprised of the following:

(Thousands of dollars)	June 30, 2025	December 31, 2024
Accounts Receivable:
Joint interest billings	$1,812	$2,413
Trade receivables	839	958
Oil and gas sales	26,653	21,211
Other	29	170
	29,333	24,752
Less: Allowance for credit losses	(414)	(414)
Total	$28,919	$24,338
Accounts Payable:
Trade	$3,636	$12,038
Royalty and other owners	3,841	3,607
Partner advances	311	511
Other	9	173
Total	$7,797	$16,329
Accrued Liabilities:
Compensation and related expenses	$4,605	$10,668
Taxes	3,070	9,524
Lease operating costs	4,033	4,263
Other	978	1,059
Total	$12,686	$25,514

(4)	Long-Term Debt:

On July 5, 2022, the Company and its lenders entered into a Fourth Amended and Restated Credit Agreement (the “2022 Credit Agreement”) with a maturity date of June 1, 2026. Under the 2022 Credit Agreement, the Company has a revolving line of credit and letter of credit facility of up to $300 million subject to a borrowing base that is determined semi-annually by the lenders based upon the Company’s consolidated financial statements and the estimated value of the Company’s oil and gas properties, in accordance with the Lenders’ customary practices for oil and gas loans. The initial borrowing base of the agreement was $75 million and adjusted to $65 million in July 2023. The credit facility is secured by substantially all of the Company’s oil and gas properties. The 2022Credit Agreement includes terms and covenants that require the Company to maintain a minimum current ratio and total indebtedness to EBITDAX (earnings before depreciation, depletion, amortization, taxes, interest expense and exploration costs) ratio, as defined, and restrictions are placed on the payment of dividends, the amount of treasury stock the Company may purchase, and commodity hedge agreements.

Effective February 9, 2024, the Company and its lenders entered into the Second Amendment to the 2022 Credit Agreement. This amendment included an increase of the Borrowing Base from $65 million to $85 million.

Effective July 29, 2024, the Company and its lenders entered into the Third Amendment to the 2022 Credit Agreement, increasing the Borrowing Base from $85 million to $115 million.

Effective December 20, 2024, the Company and its lenders entered into the Fourth Amendment to the 2022 Credit Agreement, reaffirming the credit agreement at $115 million and extending maturity to 2028. The Borrowing base will remain in effect until either the next scheduled Redetermination Date, June 2025, or the date the Borrowing Base is next adjusted in accordance with the Credit Agreement. As of December 31, 2024, the Company had $4 million in outstanding borrowings and $111 million in availability. The prime rate in effect for December 2024, was 7.50%. The $4 million in outstanding borrowings was considered prime rate borrowings, and were subject to utilization percentage of 2.25%. The effective rate for this borrowing balance at December 31, 2024, was 9.75%.

As of June 30, 2025, the Company had $12 million in outstanding borrowings and $103 million in available under the credit facility. The funds outstanding were considered prime rate borrowings and were subject to an effective rate of 9.75%. As of August 14, 2025, the company had no outstanding borrowings and $115 million in availability under the credit facility.

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

Operating lease costs for the six months ended June 30, 2025 and 2024 were $386 thousand and $370 thousand, respectively. Cash payments included in the operating lease cost for the six months ended June 30, 2025 and 2024 were $408 thousand and $391 thousand, respectively. The weighted-average remaining operating lease terms as of June 30, 2025 and 2024 were 8.63 months and 5.19 months, respectively. The Company acquired and amended certain leases for office space in Texas providing for future payments of $412 thousand for the remainder of 2025, and $291 thousand in 2026, $127 thousand in 2027 and $27 thousand in 2028.

All current leases have been included within the current balance sheet and the Company has not entered into any new leases since the reporting date of June 30, 2025. Rent expense for office space for the six months ended June 30, 2025 and 2024 was $438 thousand and $441 thousand, respectively.

The payment schedule for the Company’s operating lease obligations as of June 30, 2025 is as follows:

(Thousands of dollars)	Operating Leases
2025 (remainder of year)	$412
2026	291
2027	127
2028	27

Total undiscounted lease payments	$857
Less: Amount associated with discounting	(84)
Total net operating lease liabilities	$773
Less: Current portion of net operating lease liabilities	571
Non-current portion included in Other long-term obligations	$202

Asset Retirement Obligation:

A reconciliation of the liability for plugging and abandonment costs for the six months ended June 30, 2025 is as follows:

(Thousands of dollars)	June 30, 2025
Asset retirement obligation at December 31, 2024	$13,867
Net wells placed on production	67
Liabilities settled	(503)
Accretion of discount	335
Asset retirement obligation at June 30, 2025	$13,766
Less current portion of asset retirement obligations	859
Asset retirement obligations, long-term	$12,907

The Company’s liability is determined using significant assumptions, including current estimates of plugging and abandonment costs, annual inflation of these costs, the productive life of wells and a credit adjusted risk free interest rate. Changes in any of these assumptions can result in significant revisions to the estimated asset retirement obligation. Revisions to the asset retirement obligation are recorded with an offsetting change to producing properties, resulting in prospective changes to depreciation, depletion and amortization expense and accretion of discount. Because of the subjectivity of assumptions and the relatively long life of most of the Company’s wells, the costs to ultimately retire the wells may vary significantly from previous estimates.

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

In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. At June 30, 2025 and 2024, remaining options held by two key executive officers on 767,500 shares were outstanding and exercisable at prices ranging from $1.00 to $1.25. According to their terms, the options have no expiration date.

(8)	Related Party Transactions:

Amounts due to or from related parties primarily represent receipts or expenses, related to oil and gas properties, collected or paid by the Company as agent for the joint venture partners, which may include members of the Company’s Board of Directors.

(9)	Segment Information:

The Company operates in one industry – oil and gas exploration, development, operation and servicing. Net income (loss) before income taxes is the measure reported to the chief operating decision maker (CODM) for purposes of making decisions about allocating resources and assessing performance. This measure allows our management to effectively evaluate our operating performance and compare the results between periods. The CODM is our Chief Executive Officer.

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

	Six Months Ended June 30,
	2025			2024
	Net Income (In thousands)	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Income (In thousands)	Weighted Average Number of Shares Outstanding	Per Share Amount
Basic	$12,362	1,677,096	$7.37	$31,051	1,793,640	$17.31
Effect of dilutive securities:
Options		763,209			759,507

Diluted	$12,362	2,440,305	$5.07	$31,051	2,553,147	$12.16

	Three Months Ended June 30,
	2025			2024
	Net Income (In thousands)	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Income (In thousands)	Weighted Average Number of Shares Outstanding	Per Share Amount
Basic	$3,228	1,661,916	$1.94	$19,732	1,780,593	$11.08
Effect of dilutive securities:
Options		762,807			759,729

Diluted	$3,228	2,424,723	$1.33	$19,732	2,540,322	$7.77

(11)	Subsequent Event:

On July 4, 2025, President Trump signed the One Big Beautiful Bill Act (the “OBBBA”) into law. Among other things, the OBBBA indefinitely extends the 100% first-year depreciation allowance on qualified property placed in service after January 19, 2025, includes favorable modifications to the business interest expense limitation, and otherwise extends and enhances certain key provisions of the Tax Cuts & Jobs Act. The OBBBA has multiple effective dates with respect to its various provisions, with certain provisions effective in 2025. We are currently assessing the impacts of the OBBBA on our consolidated financial statements, and while we do not expect it to have a material impact on our results of operations, we do expect it to provide a benefit to our cash flows from operating activities.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist you in understanding our results of operations and our present financial condition. Our Condensed Consolidated Financial Statements and the accompanying Notes to the Condensed Consolidated Financial Statements included elsewhere in this Report contain additional information that should be referred to when reviewing this material. Our subsidiaries are listed in Note 1 to the Consolidated Financial Statements of our Annual Report.

We are an independent oil and natural gas company engaged in acquiring, developing, and producing oil and natural gas. We presently own producing and non-producing properties located primarily in Texas, and Oklahoma. All of our oil and gas properties and interests are located in the United States. Assets in our principal focus areas include mature properties with long-lived reserves and significant development opportunities as well as newer properties with development and exploration potential. We also own a 12.5% overriding royalty interest in over 30,000 acres in the state of West Virginia, although we are currently not receiving revenue from this asset as development has not begun. In Texas, we own well-servicing equipment that is used to service our operated properties as well as to provide oil field services to third-party operators. In addition, we own a 60-mile-long pipeline offshore on the shallow shelf of Texas that is currently idle but that we believe it could have future value for producers in the area. We believe our balanced portfolio of assets positions us well for both the current commodity price environment and future potential upside as we develop our attractive resource opportunities. Our primary sources of liquidity are cash generated from operations, our credit facility, and existing cash on our balance sheet.

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

The Company is actively developing additional reserves of its leasehold acreage positions in Texas and Oklahoma. In the Permian Basin of West Texas, the Company maintains an acreage position of approximately 17,138 gross (9,622 net) acres, 89.3% of which is located in Reagan, Upton, Martin, and Midland counties of Texas where our current horizontal drilling activity is focused. In addition to the wells currently being drilled or completed, we believe this acreage has the resource potential to support the drilling of as many as 100 additional horizontal wells.

In Oklahoma, we are focused on the development of our reserves in Canadian, Grady, Kingfisher, Garfield, Major, and Garvin counties where we have approximately 4,021 net leasehold acres in the Scoop/Stack Play.

Future development plans are established based on various factors, including the expectation of available cash flows from operations and the availability of funds under our revolving credit facility.

Recent Activity

All of our interests in proved developed and undeveloped oil and gas properties have been evaluated by Ryder Scott Company, L.P. for each of the three years ended December 31, 2024. In matters related to the preparation of our reserve estimates, our district managers report to the Engineering Data manager, who maintains oversight and compliance responsibility for the internal reserve estimate process and provides oversight for the annual preparation of reserve estimates of 100% of our year-end reserves by our independent third-party engineers. The members of our districts consist of degreed engineers with over twenty-five years of industry experience and between ten and twenty-five years of experience managing our reserves. All of our reserves are located within the continental United States. The following table summarizes our oil and gas reserves at each of the respective dates:

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

In accordance with SEC specifications and U.S. generally accepted accounting principles, product prices are determined using the twelve-month average oil and gas index prices, calculated as the unweighted arithmetic average for the first day of the month price for each month, adjusted for oilfield or gas gathering hub and wellhead price differentials (e.g. grade, transportation, gravity, sulfur, and basic sediment and water) as appropriate. Also, in accordance with SEC specifications and U.S. generally accepted accounting principles, changes in market prices subsequent to December 31 are not considered.

Natural gas prices, based on the twelve-month average of the first-of-the-month Henry Hub index price, were $2.13 per MMBtu in 2024 as compared to $2.64 per MMBtu in 2023 and $6.36 per MMBtu in 2022. Oil prices, based on the West Texas Intermediate (WTI) Light Sweet Crude first-of-the-month average spot price, were $75.48 per barrel in 2024 as compared to $78.22 per barrel in 2023, and $93.67 per barrel in 2022. When applying these prices to our reserves, they are further adjusted to take into consideration differentials.

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

Currently, we are monitoring the production from a new well drilled by Ventex Operating, on acreage in the Segno field of Polk County, Texas where the Company farmed-out its 55% leasehold rights for cash and a 5.53% over-riding royalty interest (ORRI). The well was cased in February 2025 and fraced in May 2025. Currently, the well is producing approximately 1700 Mcfd along with 75 Bcpd and 130 Bwpd.

In the Segno Field of Polk County, Texas, the Wing #16 was completed in May 2025 at an estimated cost of $400,000. First gas sales occurred in June 2025. Currently, the well is producing 240 Mcfd, 3 Bcpd, and 50 Bwpd. Gulf Coast also plans to recomplete the Sarah F. Wing #80 in the Segno field of Polk County, Texas, at an expense of approximately $100,000.

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

Our Mid-Continent region is actively participating with third-party operators in the horizontal development of lands that include Company owned interest in several counties in the Scoop and Stack plays of Oklahoma where drilling is primarily targeting reservoirs of the Mississippian and Woodford formations. In Canadian County, Oklahoma we participated with Ovintiv Mid-Continent in drilling of two 2-mile-long horizontal wells which were spud in March 2025 and completed in May 2025. Our share of these wells are around 3.1% and the total investment will be on the order of $402,000. We have also elected to participate with Devon in Kingfisher County, Oklahoma in drilling two 2-mile-long horizontal wells which should be spud in August 2025. Our share of these wells are around 9.95% and total investment will be on the order of $1,414,000.

West Texas Region

Our West Texas activities are concentrated in the Permian Basin in Texas. The oil and gas in this basin are produced primarily from five intervals; the Upper and Lower Spraberry, the Wolfcamp, the Strawn, and the Atoka, at depths ranging from 6,700 feet to 11,300 feet. This region is managed from our office in Midland, Texas. As of June 30, 2025, we had 543 wells (274 net) in the West Texas area, of which 304 wells are operated by us. Principal producing intervals are in the Spraberry, Wolfcamp, and San Andres formations at depths ranging from 4,200 to 12,500 feet. The average net daily production in our West Texas Region at year- end 2024 was 13,749 Boe. On December 31, 2024, we had 23,383 MBoe of proved reserves in the West Texas area, or 88.3% of our total proved reserves. We maintain an acreage position of approximately 17,138 gross (9,622 net) acres in the Permian Basin in West Texas, primarily in Reagan, Upton, Martin, and Midland counties and believe this acreage has significant resource potential for horizontal drilling in the Spraberry, Jo Mill, and Wolfcamp intervals. We operate a field service group in this region utilizing eight workover rigs, three hot oiler trucks, and one kill truck. Oil field support is provided for drilling and workover operations both to third-party operators as well as for our own operated wells and locations.

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

In 2024, the Company invested $113 million in 48 horizontals in West Texas: 47 of these are located in Reagan County and one is located in Upton County. In Reagan County, the Company joined Double Eagle in drilling and completing 33 new horizontal wells: on the “Honey RF” tract we completed 12 horizontals each being two-mile-long laterals, and participated with 50% interest investing $37 million; on the “Prime West” tract we have 50% interest in six wells and invested $20.5 million; on both the “Kramer” and “O’Bannion” tracts we participated in six horizontals, each with an average 8.3% interest and we invested approximately $7.8 million; and on the “Pink Floyd” tract we have less than 1% interest in two wells in which we invested approximately $174,900; and on our “Studley AV” tract we participated with Double eagle in testing the Wolfcamp “D” interval; in this well we have about 6.3% interest and invested approximately $600,000. Also in Reagan County, we participated with Civitas in 14 horizontal wells on the “Christi” tract, carrying an average of 39% interest and investing roughly $46.7 million. Also in 2024, in Upton County, we participated with Pioneer Natural Resources in one 2-mile-long horizontal with 3.94% interest, investing approximately $425,800. Of these 48 wells, 32 are 2-mile-long laterals, 14 are 2.5-mile-long laterals, and two are 3-mile-long laterals.

In addition to this activity, in June of 2024, we began participation with Apache in the drilling of six additional 3-mile-long laterals in Upton County on our “Mt. Moran” tract. Three of these wells were completed in late December 2024 and three were completed in January of 2025. All six new “Mt. Moran” wells are producing as of April 1, 2025. In these six Mt. Moran wells, the Company has an average of 51.16% interest and will in total invest approximately $40.5 million. In addition, in November of 2024, in Reagan County, we began participating with Double Eagle in 15 “OG” horizontal wells: eight are 2.5-mile-long laterals, and seven are 2-mile-long laterals. In each of these 15 “OG” wells the Company has approximately 23% interest and in total will invest roughly $23 million through completion of production facilities. Each of these 15 horizontals are on production as of June 1, 2025. By the end of the second quarter of 2025, therefore, the Company has invested approximately $64 million in these additional 21 horizontal wells.

In the second half of 2025, we are anticipating the start of 15 new horizontals in the Midland Basin of West Texas operated by Double Eagle on our “Full House” tract in Reagan County in which the Company will participate with approximately 27% interest and invest $30.1 million. Drilling has been completed on all 15 wells and completion is in progress as of August 1, 2025. These wells are expected to be on production late third quarter of this year. In addition to the Reagan County activity, the company is participating in eight (8) “Horseshoe” wells in Midland County with Vital Energy. Drilling activity with these wells began in the second quarter and will complete in early third quarter of 2025 with production early fourth quarter. The Company has an average of 8.2% interest in these eight (8) wells and will invest approximately $5.4 million in Midland County.

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

RESULTS OF OPERATIONS

We reported net income of $12.4 million, or $7.37 basic earnings per share, and $3.2 million, or $1.94 basic earnings per share for the six and three months ended June 30, 2025, respectively, as compared to $31.1 million, or $17.31 basic earnings per share, and $19.7 million, or $11.08 basic earnings per share for the six and three months ended June 30, 2024, respectively. Current year net income reflects increases in production and oil commodity prices combined with lower gas and natural gas liquid commodity prices over the three and six months ended June 30, 2025~~.~~ The significant components of income and expense are discussed below.

Oil, gas and NGLs sales decreased $21.9 million, or 35.4% to $39.8 million for the three months ended June 30, 2025, from $61.7 million for the three months ended June 30, 2024, and $13.7 million, or 13.6% to $87.1 million for the six months ended June 30, 2025, from $100.7 million for the six months ended June 30, 2024. Sales vary due to changes in volumes of production sold and realized commodity prices.

The following tables summarize the primary components of production volumes and average sales prices realized for the three and six months ended June 30, 2025 and 2024 (excluding realized gains and losses from derivatives).

		Six months ended June 30,
	2025	2024	Increase / (Decrease)	Increase / (Decrease)
Barrels of Oil Produced	1,057,000	1,126,000	(69,000)	(6.13)%
Average Price Received	$63.24	$79.51	$(16.27)	(20.46)%
Oil Revenue (In 000’s)	$66,844	$89,533	$(22,689)	(25.34)%
Mcf of Gas Sold	4,815,000	2,886,000	1,929,000	66.84%
Average Price Received	$1.26	$0.50	$0.76	152.00%
Gas Revenue (In 000’s)	$6,072	$1,440	$4,632	321.67%
Barrels of Natural Gas Liquids Sold	835,000	480,000	355,000	73.96%
Average Price Received	$16.94	$20.29	$(3.35)	(16.50)%
Natural Gas Liquids Revenue (In 000’s)	$14,146	$9,739	$4,407	45.25%
Total Oil & Gas Revenue (In 000’s)	$87,062	$100,712	$(13,650)	(13.55)%

		Three months ended June 30,
	2025	2024	Increase / (Decrease)	Increase / (Decrease)
Barrels of Oil Produced	600,000	695,000	(95,000)	(13.67)%
Average Price Received	$56.96	$80.91	$(23.95)	(29.60)%
Oil Revenue (In 000’s)	$34,178	$56,234	$(22,056)	(39.22)%
Mcf of Gas Sold	2,424,000	1,729,000	695,000	40.20%
Average Price Received	$0.02	$0.05	$(0.03)	(64.54)%
Gas Revenue (In 000’s)	$43	$82	$(39)	(47.56)%
Barrels of Natural Gas Liquids Sold	381,000	274,000	107,000	39.05%
Average Price Received	$14.74	$19.61	$(4.87)	(24.82)%
Natural Gas Liquids Revenue (In 000’s)	$5,617	$5,374	$243	4.52%
Total Oil & Gas Revenue (In 000’s)	$39,838	$61,690	$(21,852)	(35.42)%

Oil and gas production expense decreased $2.3 million, or 18.5% to $10.1 million for the three months ended June 30, 2025 from $12.4 million for the three months ended June 30, 2024, and $1.8 million, or 8.4% to $19.7 million for the six months ended June 30, 2025 from $21.5 million for the six months ended June 30, 2024. These changes reflect costs related to the new wells that have been placed on production offset by cost savings related to wells that have been plugged.

Production and ad valorem taxes decreased $1.9 million, or 51.4% to $1.8 million for the three months ended June 30, 2025 from $3.7 million for the three months ended June 30, 2024, and $1.6 million, or 23.9% to $5.1 million for the six months ended June 30, 2025 from $6.7 million for the six months ended June 30, 2024. These decreases reflect the changes in oil, natural gas and natural gas liquids revenues in the related periods.

Field service income decreased $0.9 million or 31.0% to $2.0 million for the three months ended June 30, 2025 from $2.9 million for the three months ended June 30, 2024 and $2.2 million, or 34.9% to $4.1 million for the six months ended June 30, 2025 from $6.3 million for the six months ended June 30, 2024. Workover rig services and hot oil treatments represent the bulk of our field service operations. These changes reflect the sale of our South Texas service company in Q3 2024.

Field service expense decreased $1.3 million or 52.0% to $1.2 million for the three months ended June 30, 2025 from $2.5 million for the three months ended June 30, 2024 and $2.2 million, or 41.5% to $3.1 million for the six months ended June 30, 2025 from $5.3 million for the six months ended June 30, 2024. Field service expenses primarily consist of wages and vehicle operating expenses. These changes reflect the sale of our South Texas service company in Q3 2024.

Depreciation, depletion and amortization expense increased $3.5 million or 20.2% to $20.8 million for the three months ended June 30, 2025 from $17.3 million for the three months ended June 30, 2024 and increased $13.5 million, or 48.9% to $41.1 million for the six months ended June 30, 2025 from $27.6 million for the six months ended June 30, 2024. This increase is due to an increase in production volumes added from new wells being placed on-line since June 30, 2024, and due to changes in the overall depletion rate resulting from the costs of these wells being added to the depletion base plus revisions to overall reserves in place.

General and administrative expense decreased $0.9 million or 23.1% to $3.0 million for the three months ended June 30, 2025 from $3.9 million for the three months ended June 30, 2024 and decreased $1.0 million, or 14.5% to $5.9 million for the six months ended June 30, 2025 from $6.9 million for the six months ended June 30, 2024. These changes are primarily due to lower employee compensation, benefits and other corporate costs.

Interest expense increased $0.5 million or 250.0% to $0.7 million for the three months ended June 30, 2025 from $0.2 million for the three months ended June 30, 2024 and increased $0.8 million, or 160.0% to $1.3 million for the six months ended June 30, 2025 from $0.5 million for the six months ended June 30, 2024.This increase reflects the higher borrowings during the six months of 2025 under our revolving credit agreement.

Income tax expense for the June 30, 2025 and 2024 periods varied due to the change in net income.

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

The Company’s horizontal development activities in the last two years, along with our projected activity for 2025, can be summarized as follows: in 2023 we invested $96 million in 35 horizontals, in 2024 we invested $113 million in 48 horizontals, and in 2025, we expect to invest $98 million in 44 horizontals as discussed under district information and recent activity. Therefore, in total, since January 2023 and through 2025, the Company will have invested roughly $307 million in horizontal development, primarily in the Midland Basin of West Texas.

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

Our credit agreement requires us to hedge a portion of our production as forecasted for the PDP reserves included in our borrowing base review engineering reports. If the borrowing base utilization percentage is less than 15% of total available borrowings, the Company is not required to enter into any hedge agreements. As of August 14, 2025, the Company is not required to enter into any hedge agreements. Additional drilling and future development plans will be established based on an expectation of available cash flows from operations and availability of funds under our revolving credit facility.

The Company maintains a Credit Agreement providing for a reserves-based line of credit totaling $300 million, with a current borrowing base of $115 million. As of August 14, 2025, there were no outstanding borrowings under this line. The bank reviews the borrowing base semi-annually and, at their discretion, may decrease or propose an increase to the borrowing base relative to a re-determined estimate of proved oil and gas reserves. The new borrowing base review is currently in progress and no change in the borrowing base is expected. Our oil and gas properties are pledged as collateral for the line of credit and we are subject to certain financial and operational covenants defined in the agreement. We are currently in compliance with these covenants and expect to be in compliance over the next twelve months. If we do not comply with these covenants on a continuing basis, the lenders have the right to refuse to advance additional funds under the facility and/or declare all principal and interest immediately due and payable. Our borrowing base may decrease as a result of lower commodity prices, operating difficulties, declines in reserves, lending requirements or regulations, the issuance of new indebtedness or for other reasons set forth in our revolving credit agreement. In the event of a decrease in our borrowing base due to declines in commodity prices or otherwise, our ability to borrow under our revolving credit facility may be limited and we could be required to repay any indebtedness in excess of the re-determined borrowing base.

The majority of our capital spending is discretionary, and the ultimate level of expenditures will be dependent on our assessment of the oil and gas business environment, the number and quality of oil and natural gas prospects available, the market for oilfield services, and oil and natural gas business opportunities in general.

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

There were no changes in the Company’s internal control over financial reporting that occurred since the last quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	RISK FACTORS

The Company is a smaller reporting company and no response is required pursuant to this Item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities by the Company during the period covered by this report.

2025 Month	Number of Shares	Average Price Paid per share	Maximum Number of Shares that May Yet Be Purchased Under The Program at Month—End (1)
April	11,970	$173.20	114,044
May	2,000	$192.17	112,044
June	3,000	$161.85	109,044
Total/Average	16,970	$173.43

(1)

In December 1993, we announced that the Board of Directors authorized a stock repurchase program whereby we may purchase outstanding shares of the common stock from time-to-time, in open market transactions or negotiated sales. On October 31, 2012, June 13, 2018 and June 7, 2023, the Board of Directors of the Company approved an additional 500,000, 200,000 and 300,000 shares respectively, of the Company’s stock to be included in the stock repurchase program. A total of 4,000,000 shares have been authorized to date under this program. Through June 30, 2025, a total of 3,890,956 shares have been repurchased under this program for $113,454,862 at an average price of $29.16 per share. Additional purchases of shares may occur as market conditions warrant. We expect future purchases will be funded with internally generated cash flow or from working capital.

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

PrimeEnergy Resources Corporation
(Registrant)

August 19, 2025	/s/ Charles E. Drimal, Jr.
Charles E. Drimal, Jr.
President
Principal Executive Officer

/s/ Beverly A. Cummings
August 19, 2025	Beverly A. Cummings
Executive Vice President
Principal Financial Officer