Form 10-Q
period 2025-09-30
PRIMEENERGY RESOURCES CORP
filed 2025-11-19
CIK 56868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

The number of shares outstanding of each class of the Registrant’s Common Stock as of November 12, 2025 was: Common Stock, $0.10 par value 1,635,000 shares.

PrimeEnergy Resources Corporation

Index to Form 10-Q

September 30, 2025

Page

Definitions of Certain Terms and Conventions Used Herein
Cautionary Statement Concerning Forward-Looking Statements
Part I—Financial Information
Item 1. Financial Statements
Condensed Consolidated Balance Sheets – September 30, 2025 (Unaudited) and December 31, 2024	1
Condensed Consolidated Statements of Income (Unaudited) – For the three and nine months ended September 30, 2025 and 2024	2
Condensed Consolidated Statements of Equity (Unaudited) – For the three and nine months ended September 30, 2025 and 2024	3
Condensed Consolidated Statements of Cash Flows (Unaudited) – For the nine months ended September 30, 2025 and 2024	4
Notes to Condensed Consolidated Financial Statements – September 30, 2025	5-8
Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operation	9-15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	15
Item 4. Controls and Procedures	15
Part II - Other Information
Item 1. Legal Proceedings	16
Item 1A. Risk Factors	16
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3. Defaults Upon Senior Securities	16
Item 4. Reserved	16
Item 5. Other Information	16
Item 6. Exhibits	17
Signatures	18

Definitions of Certain Terms and Conventions Used Herein

Within this Report, the following terms and conventions have specific meanings:

Measurements.

●	“Bbl” means a standard barrel containing 42 United States gallons.

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

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

PRIMEENERGY RESOURCES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of dollars, except share data)

	September 30, 2025	December 31, 2024
	Unaudited
ASSETS
Current Assets
Cash and cash equivalents	$3,689	$2,549
Accounts receivable:
Accounts receivable	19,509	24,752
Less Allowance for credit losses	(414)	(414)
	19,095	24,338
Prepaid obligations	1,242	1,372
Other current assets	10	11
Total Current Assets	24,036	28,270
Property and Equipment
Oil and gas properties, at cost	837,659	773,330
Less: Accumulated depletion, depreciation and amortization	(532,367)	(479,424)
	305,292	293,906
Field and office equipment, at cost	13,073	14,643
Less: Accumulated depreciation	(11,338)	(12,712)
	1,735	1,931
Total Property and Equipment, Net	307,027	295,837
Other Assets	955	515
Total Assets	$332,018	$324,622

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$27,114	$16,329
Accrued property cost	6,290	7,578
Accrued liabilities	10,535	25,514
Due to related parties	57	34
Current portion of asset retirement and other long-term obligations	1,273	200
Total Current Liabilities	45,269	49,655
Long-Term Bank Debt	-	4,000
Asset Retirement Obligations, net of current portion	12,640	13,799
Deferred Income Taxes	59,310	53,405
Other Long-Term Obligations	1,014	838
Total Liabilities and Contingencies	118,233	121,697
Commitments and Contingencies - Note 6
Equity
Common stock, $.10 par value; 2025 and 2024: Authorized and Issued 2,810,000 shares, outstanding 2025: 1,642,500 shares, outstanding 2024: 1,708,470 shares	281	281
Paid-in capital	7,555	7,555
Retained earnings	283,998	261,073
Treasury stock, at cost; 2025: 1,167,500 shares; 2024: 1,101,530 shares	(78,049)	(65,984)
Total Equity	213,785	202,925
Total Liabilities and Equity	$332,018	$324,622

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME – Unaudited

Three and Nine Months Ended September 30, 2025 and 2024

(Thousands of dollars, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Oil	$34,807	$56,194	$101,651	$145,727
Natural gas	1,968	638	8,040	2,078
Natural gas liquids	5,619	7,176	19,765	16,915
Field service income	2,270	2,657	6,390	8,967
Interests and other income, net	1,306	15	1,545	172
Gain on disposition of assets, net	-	2,775	619	3,411
Total revenues	45,970	69,455	138,010	177,270

Costs and expenses:
Oil and gas production	10,447	12,878	30,101	34,424
Production and ad valorem taxes	2,408	2,650	7,498	9,301
Field service	2,028	3,103	5,121	8,376
Depreciation, depletion and amortization	14,101	18,231	55,242	45,845
Accretion of discount on asset retirement obligations	166	172	501	514
General and administrative	3,039	3,943	8,913	10,863
Interest	482	414	1,782	865
Total costs and expenses	32,671	41,391	109,158	110,188

Income before income tax provision	13,299	28,064	28,852	67,082
Income tax provision	2,736	5,988	5,927	13,955
Net income	$10,563	$22,076	$22,925	$53,127

Net income per share attributable to common stockholders:
Basic	$6.41	$12.63	$13.75	$29.88
Diluted	$4.38	$8.80	$9.43	$20.93
Weighted average shares outstanding:
Basic	1,648,406	1,747,727	1,667,428	1,778,224
Diluted	2,410,878	2,508,631	2,430,409	2,538,268

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY – Unaudited

Three and Nine Months Ended September 30, 2025 and 2024

(Thousands of dollars, except share amounts)

	Common Stock		Additional
	Shares Outstanding	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2024	2,810,000	$281	$7,555	$261,073	$(65,984)	$202,925
Purchase of 36,000 shares, at cost	-	-	-	-	(7,095)	(7,095)
Net income	-	-	-	9,134	-	9,134
Balance at March 31, 2025	2,810,000	$281	$7,555	$270,207	$(73,079)	$204,964
Purchase of 16,970 shares, at cost	-	-	-	-	(2,943)	(2,943)
Net income	-	-	-	3,228	-	3,228
Balance at June 30, 2025	2,810,000	$281	$7,555	$273,435	$(76,022)	$205,249
Purchase 13,000 shares, at cost	-	-	-	-	(2,027)	(2,027)
Net income	-	-	-	10,563	-	10,563
Balance at September 30, 2025	2,810,000	$281	$7,555	$283,998	$(78,049)	$213,785

	Common Stock		Additional
	Shares Outstanding	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2023	2,810,000	$281	$7,555	$205,669	$(52,555)	$160,950
Purchase of 29,855 shares, at cost	-	-	-	-	(2,849)	(2,849)
Net income	-	-	-	11,319	-	11,319
Balance at March 31, 2024	2,810,000	$281	$7,555	$216,988	$(55,404)	$169,420
Purchase of 28,191 shares, at cost	-	-	-	-	(2,857)	(2,857)
Net income	-	-	-	19,732	-	19,732
Balance at June 30, 2024	2,810,000	$281	$7,555	$236,720	$(58,261)	$186,295
Purchase of 35,084 shares, at cost	-	-	-	-	(4,533)	(4,533)
Net income	-	-	-	22,076	-	22,076
Balance at September 30, 2024	2,810,000	$281	$7,555	$258,796	$(62,794)	$203,838

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

Nine Months Ended September 30, 2025 and 2024

(Thousands of dollars)

	2025	2024
Cash Flows from Operating Activities:
Net Income	$22,925	$53,127
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	55,242	45,845
Accretion of discount on asset retirement obligations	501	514
Gain on sale and exchange of assets	(619)	(3,411)
Provision for deferred income taxes	5,905	8,077
Changes in assets and liabilities:
Accounts receivable	5,243	(14,003)
Due to related parties	23	(52)
Prepaids obligations	130	(757)
Other current assets	1	33
Accounts payable	10,784	26,753
Accrued property costs	-	(26,131)
Accrued liabilities	(14,979)	2,708
Right of use and other assets	-	(701)
Other long-term liabilities	(614)	-
Net Cash Provided by Operating Activities	84,542	92,002

Cash Flows from Investing Activities:
Capital expenditures	(67,956)	(98,395)
Proceeds from sale of properties and equipment	619	4,153
Net Cash Used in Investing Activities	(67,337)	(94,242)

Cash Flows from Financing Activities:
Purchase of stock for treasury	(12,065)	(10,239)
Proceeds from long-term bank debt	79,500	57,500
Repayment of long-term bank debt and other long-term obligations	(83,500)	(54,500)
Net Cash Used in Financing Activities	(16,065)	(7,239)
Net Increase (Decrease) in Cash and Cash Equivalents	1,140	(9,479)
Cash and Cash Equivalents at the Beginning of the Period	2,549	11,061
Cash and Cash Equivalents at the End of the Period	$3,689	$1,582

Supplemental Disclosures:
Income taxes paid	$6,676	$101
Interest paid	$2,021	$782

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(1)	Basis of Presentation:

The accompanying condensed consolidated financial statements of PrimeEnergy Resources Corporation (“PrimeEnergy” or the “Company”) have not been audited by independent public accountants. Pursuant to applicable Securities and Exchange Commission (“SEC”) rules and regulations, the accompanying interim financial statements do not include all disclosures presented in annual financial statements and the reader should refer to the Company’s Form 10-K for the year ended December 31, 2024. In the opinion of management, the accompanying interim condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s consolidated balance sheets as of September 30, 2025, and December 31, 2024, the consolidated results of operations, cash flows and equity for the nine months ended September 30, 2025, and 2024.

As of September 30, 2025, PrimeEnergy’s significant accounting policies are consistent with those discussed in Note 1—Description of Operations and Significant Accounting Policies of its consolidated financial statements contained in PrimeEnergy’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation. The results for interim periods are not necessarily indicative of annual results. For purposes of disclosure in the consolidated financial statements, subsequent events have been evaluated through the date the statements were issued.

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

In the third quarter of 2024, the company sold 47 net acres in Roger Mills County, Oklahoma, receiving gross proceeds of $93,850 and retained ORRI on acreage.

(3)	Additional Balance Sheet Information:

Certain balance sheet amounts are comprised of the following:

(Thousands of dollars)	September 30, 2025	December 31, 2024
Accounts Receivable:
Joint interest billings	$1,154	$2,413
Trade receivables	827	958
Oil and gas sales	16,201	21,211
Other	1,327	170
Total	$19,509	$24,752
Accounts Payable:
Trade	$22,943	$12,038
Royalty and other owners	3,812	3,607
Other	359	684
Total	$27,114	$16,329
Accrued Liabilities:
Compensation and related expenses	$4,796	$10,668
Taxes	2,719	9,524
Lease operating costs	2,200	4,263
Other	820	1,059
Total	$10,535	$25,514

(4)	Long-Term Debt:

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

As of September 30, 2025, the Company had no outstanding borrowings and $115 million in availability under the credit facility. As of November 12, 2025, the Company had $20 million in outstanding borrowings and $95 million in availability under the credit facility. The funds have been split between borrowings types using SOFR or prime rate instruments with our effective rate between 7.4% and 9.5%.

(5)	Other Long-Term Obligations and Commitments:

Operating Leases:

The Company leases office facilities under operating leases and recognizes lease expense on a straight-line basis over the lease term. Lease assets and liabilities are initially recorded at commencement date based on the present value of lease payments over the lease term. As most of the Company’s lease contracts do not provide an implicit discount rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The weighted average discount rate used was 9.5%. Certain leases may contain variable costs above the minimum required payments and are not included in the right-of-use assets or liabilities. Leases may include renewal, purchase or termination options that can extend or shorten the term of the lease. The exercise of those options is at the Company’s sole discretion and is evaluated at inception and throughout the contract to determine if a modification of the lease term is required.

Operating lease costs for the nine months ended September 30, 2025 and 2024 were $583 thousand and $557 thousand, respectively. Cash payments included in the operating lease cost for the nine months ended September 30, 2025 and 2024 were $614 thousand and $592 thousand, respectively. The weighted-average remaining operating lease terms as of September 2025 and 2024 were 8.5 months and 3.0 months, respectively. The Company acquired and amended certain leases for office space in Texas providing for future payments of $206 thousand for the remainder of 2025, $291 thousand in 2026, $127 thousand in 2027 and $27 thousand in 2028.

All current leases have been included within the current balance sheet and the Company has not entered into any new leases since the reporting date of September 30, 2025. Rent expense for office space for the nine months ended September 30, 2025 and 2024 was $670 thousand and $668 thousand, respectively.

The payment schedule for the Company’s operating lease obligations as of September 30, 2025 is as follows

(Thousands of dollars)	Operating Leases
2025	$206
2026	291
2027	127
2028	27

Total undiscounted lease payments	$651
Less: Amount associated with discounting	(75)
Total net operating lease liabilities	$576
Less: Current portion asset retirement and other long-term obligations	413
Non-current portion included in Other long-term obligations	$163

Asset Retirement Obligation:

A reconciliation of the liability for plugging and abandonment costs for the nine months ended September 30, 2025 is as follows:

(Thousands of dollars)	September 30, 2025
Asset retirement obligation at December 31, 2024	$13,867
Net wells placed on production	67
Liabilities divested	(935)
Accretion of discount	501
Asset retirement obligation at September 30, 2025	$13,500
Less current portion of asset retirement obligations	860
Asset retirement obligations, long-term	$12,640

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

In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. At September 30, 2025 and 2024, remaining options held by two key executive officers on 767,500 shares were outstanding and exercisable at prices ranging from $1.00 to $1.25. According to their terms, the options have no expiration date.

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

	Nine Months Ended September 30,
	2025			2024
	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Loss (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount
Basic	$22,925	1,667,428	$13.75	$53,127	1,778,224	$29.88
Effect of dilutive securities:
Options		762,981			760,044

Diluted	$22,925	2,430,409	$9.43	$53,127	2,538,268	$20.93

	Three Months Ended September 30,
	2025			2024
	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Loss (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount
Basic	$10,563	1,648,406	$6.41	$22,076	1,747,727	$12.63
Effect of dilutive securities:
Options		762,472			760,904

Diluted	$10,563	2,410,878	$4.38	$22,076	2,508,631	$8.80

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company is actively developing additional reserves of its leasehold acreage positions in Texas and Oklahoma. In the Permian Basin of West Texas, the Company maintains an acreage position of approximately 17,138 gross (9,622 net) acres, 96.1% of which is located in Reagan, Upton, Martin, and Midland counties of Texas where our current horizontal drilling activity is focused. In addition to the wells currently being drilled or completed, we believe this acreage has the resource potential to support the drilling of as many as 100 additional horizontal wells.

In Oklahoma, we are focused on the development of our reserves in Canadian, Grady, Kingfisher, Garfield, Major, and Garvin counties where we have approximately 4,015 net leasehold acres in the Scoop/Stack Play.

Future development plans are established based on various factors, including the expectation of available cash flows from operations and the availability of funds under our revolving credit facility.

District Information and Recent Activity

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

Currently, we are monitoring the production from a new well drilled by Ventex Operating, on acreage in the Segno field of Polk County, Texas where the Company farmed-out its 55% leasehold rights for cash and a 5.53% over-riding royalty interest (ORRI). The well was cased in February 2025 and fraced in May 2025. Currently, the well is producing approximately 1100 Mcfd along with 40 Bcpd and 100 Bwpd.

In the Segno Field of Polk County, Texas, the Wing #16 was completed in May 2025 at an estimated cost of $400,000. First gas sales occurred in June 2025. Currently, the well is producing 160 Mcfd, 1 Bcpd, and 35 Bwpd. Gulf Coast will soon install gas lift/plunger lift to boost production. In the first quarter of 2026, Gulf Coast also plans to recomplete the Sarah F. Wing #80 in the Segno field at an expense of approximately $100,000.

Mid-Continent Region

Our Mid-Continent activities are concentrated in central Oklahoma. This region is managed from our office in Oklahoma City, Oklahoma. As of December 31, 2024, we had 359 producing wells (159 net) in the Mid-Continent area, of which 117 wells are operated by us. Principal producing intervals are in the Robberson, Avant, Skinner, Sycamore, Bromide, McLish, Hunton, Mississippian, Oswego, Red Fork, and Chester formations at depths ranging from 1,100 to 10,500 feet. The average net daily production in our Mid-Continent Region in 2024 was 806 Boe. On December 31, 2024, we had 2,643 MBoe of proved reserves in the Mid-Continent area, representing 10% of our total proved reserves. We maintain an acreage position of approximately 43,837 gross (10,062 net) acres in this region, primarily in Canadian, Kingfisher, Grant, Major, and Garvin counties.

Our Mid-Continent region is actively participating with third-party operators in the horizontal development of lands that include Company owned interest in several counties in the Scoop and Stack plays of Oklahoma where drilling is primarily targeting reservoirs of the Mississippian and Woodford formations. In Canadian County, Oklahoma we participated with Ovintiv Mid-Continent in drilling of two 2-mile-long horizontal wells which were spud in March 2025 and completed in May 2025. Our share of these wells is approximately 3.1% and the total investment will be approximately $402,000. We have also participated with Devon in Kingfisher County, Oklahoma to drill two 2-mile-long horizontal wells which were spud July 2025 and are presently being completed, therefore, we anticipate these wells to be producing in November 2025. Our share of these wells is approximately 9.95% and total investment will be approximately $1,414,000.

West Texas Region

Our West Texas activities are concentrated in the Permian Basin in Texas. The oil and gas in this basin are produced primarily from five intervals; the Upper and Lower Spraberry, the Wolfcamp, the Strawn, and the Atoka, at depths ranging from 6,700 feet to 11,300 feet. This region is managed from our office in Midland, Texas. As of September 30, 2025, we had 543 wells (274 net) in the West Texas area, of which 296 wells are operated by us. Principal producing intervals are in the Spraberry, Wolfcamp, and San Andres formations at depths ranging from 4,200 to 12,500 feet. The average net daily production in our West Texas Region at year- end 2024 was 13,749 Boe. On December 31, 2024, we had 23,383 MBoe of proved reserves in the West Texas area, or 88.3% of our total proved reserves. We maintain an acreage position of approximately 17,138 gross (9,622 net) acres in the Permian Basin in West Texas, primarily in Reagan, Upton, Martin, and Midland counties and believe this acreage has significant resource potential for horizontal drilling in the Spraberry, Jo Mill, and Wolfcamp intervals. We operate a field service group in this region utilizing eight workover rigs, three hot oiler trucks, and one kill truck. Oil field support is provided for drilling and workover operations both to third-party operators as well as for our own operated wells and locations.

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

In 2024, the Company invested $113 million in 48 horizontals in West Texas: 47 of these are located in Reagan County and one is located in Upton County. In Reagan County, the Company joined Double Eagle in drilling and completing 33 new horizontal wells: on the “Honey RF” tract we completed 12 horizontals each being two-mile-long laterals, and participated with 50% interest investing $37 million; on the “Prime West” tract we have 50% interest in six wells and invested $20.5 million; on both the “Kramer” and “O’Bannion” tracts we participated in six horizontals, each with an average 8.3% interest and we invested approximately $7.8 million; and on the “Pink Floyd” tract we have less than 1% interest in two wells in which we invested approximately $174,900; and on our “Studley AV” tract we participated with Double eagle in testing the Wolfcamp “D” interval; in this well we have approximately a 6.3% interest and invested approximately $600,000. Also in Reagan County, we participated with Civitas in 14 horizontal wells on the “Christi” tract, carrying an average of 39% interest and investing roughly $46.7 million. Also in 2024, in Upton County, we participated with Pioneer Natural Resources in one 2-mile-long horizontal with 3.94% interest, investing approximately $425,800. Of these 48 wells, 32 are 2-mile-long laterals, 14 are 2.5-mile-long laterals, and two are 3-mile-long laterals.

In addition to this activity, in June of 2024, we began participation with Apache in the drilling of six additional 3-mile-long laterals in Upton County on our “Mt. Moran” tract. Three of these wells were completed in late December 2024 and three were completed in January of 2025. All six new “Mt. Moran” wells are producing as of April 1, 2025. In these six Mt. Moran wells, the Company has an average of 51.16% interest and will in total invest approximately $40.5 million. In addition, in November of 2024, in Reagan County, we began participating with Double Eagle in 15 “OG” horizontal wells: eight are 2.5-mile-long laterals, and seven are 2-mile-long laterals. In each of these 15 “OG” wells the Company has approximately 23% interest and in total will invest roughly $23 million through completion of production facilities. Each of these 15 horizontals are on production as of September 30, 2025 and the Company has invested approximately $64 million in these additional 21 horizontal wells.

During the third quarter of 2025, we participated in the drilling and completion of 15 horizontal wells in the Midland Basin of West Texas operated by Double Eagle on our “Full House” tract in Reagan County.   Drilling and completion has been completed and as of the end of the third quarter 2025 each of the 15 wells were on production.  The company participated with approximately 27% interest, investing approximately $30.1 million. In addition to the Reagan County activity, the company is participating in eight (8) “Horseshoe” wells in Midland County with Vital Energy. Drilling activity with these wells began in the second quarter 2025 and completed in the third quarter of 2025 with production early fourth quarter 2025. The Company has an average of 8.2% interest in these eight (8) wells and investing approximately $5.4 million in Midland County.

Future drilling activity on our leasehold acreage in West Texas is expected in the next few years as well. In particular, based on activity west of our acreage in Reagan County, and a recent deep test by Double Eagle on our joint leasehold, we anticipate that proposals in the future will be put forward for the drilling of between 36 and 45 new horizontals that will target the Wolfcamp “D” pay zone in Reagan County and perhaps an additional test well or two in one or more of the other undeveloped pay horizons. In this future activity, we would expect to invest in excess of $100 million. In addition, the Company has identified 25 horizontal locations across our acreage in Upton and Martin counties that could be drilled in this same time frame. These additional wells will require an investment of approximately $76 million. In total, therefore, with approximately $48 million to be invested in the various wells drilling or to begin drilling in 2025, the $100 million in Wolfcamp “D” development, and the $76 million in 25 other near-term wells expected in the 2026-2027 timeframe, we anticipate investing approximately $224 million in horizontal drilling in West Texas over the next several years.

RESULTS OF OPERATIONS

We reported net income of $22.93 million, or $13.75 per share, and $10.56 million, or $6.41 per share for the nine and three months ended September 30, 2025, respectively, as compared to $53.13 million, or $29.88 per share and $22.08 million, or $12.63 per share for the nine and three months ended September 30, 2024, respectively. Current year net income reflects increases in gas and NGL combined with lower oil and natural gas liquid commodity prices over the three and nine months ended September 30, 2025. The significant components of income and expense are discussed below.

Oil, gas and NGLs sales decreased $21.61 million, or 33.77% to $42.39 million for the three months ended September 30, 2025, from $64.01 million for the three months ended September 30, 2024, and decreased $35.26 million, or 21.41% to $129.46 million for the nine months ended September 30, 2025, from $164.72 million for the nine months ended September 30, 2024. Sales vary due to changes in volumes of production and realized commodity prices.

The following tables summarize the primary components of production volumes and average sales prices realized for the three and nine months ended September 30, 2025 and 2024 (excluding realized gains and losses from derivatives).

		Nine months ended September 30,
	2025	2024	Increase / (Decrease)	Increase / (Decrease)
Barrels of Oil Sold	1,562,000	1,883,000	(321,000)	(17.05)%
Average Price Received	$65.08	$77.39	$(12.31)	(15.91)%
Oil Revenue (In 000’s)	$101,651	$145,727	$(44,076)	(30.25)%
Mcf of Gas Sold	7,101,000	5,030,000	2,071,000	41.17%
Average Price Received	$1.13	$0.41	$0.72	175.61%
Gas Revenue (In 000’s)	$8,040	$2,078	$5,962	286.91%
Barrels of Natural Gas Liquids Sold	1,197,000	874,000	323,000	36.96%
Average Price Received	$16.51	$19.35	$(2.84)	(14.68)%
Natural Gas Liquids Revenue (In 000’s)	$19,765	$16,915	$2,850	16.85%
Total Oil & Gas Revenue (In 000’s)	$129,456	$164,720	$(35,264)	(21.41)%

		Three months ended September 30,
	2025	2024	Increase / (Decrease)	Increase / (Decrease)
Barrels of Oil Sold	505,000	757,000	(252,000)	(33.29)%
Average Price Received	$68.92	$74.23	$(5.31)	(7.15)%
Oil Revenue (In 000’s)	$34,807	$56,194	$(21,387)	(38.06)%
Mcf of Gas Sold	2,286,000	2,144,000	142,000	6.62%
Average Price Received	$0.86	$0.30	$0.56	186,96%
Gas Revenue (In 000’s)	$1,968	$638	$1,330	208.46%
Barrels of Natural Gas Liquids Sold	362,000	394,000	(32,000)	(8.12)%
Average Price Received	$15.52	$18.21	$(2.69)	(14.76)%
Natural Gas Liquids Revenue (In 000’s)	$5,619	$7,176	$(1,557)	(21.70)%
Total Oil & Gas Revenue (In 000’s)	$42,394	$64,008	$(21,614)	(33.77)%

Oil and gas production expense decreased $2.4 million, or 18.88% to $10.5 million for the three months ended September 30, 2025 from $12.9 million for the three months ended September 30, 2024, and decreased $4.3 million, or 12.6% to $30.1 million for the nine months ended September 30, 2025 from $34.4 million for the nine months ended September 30, 2024. These changes are a reflection of fewer workover related costs completed in 2025.

Production and ad valorem taxes decreased $0.2 million, or 9.13% to $2.4 million for the three months ended September 30, 2025 from $2.6 million for the three months ended September 30, 2024, and decreased $1.8 million, or 19.39% to $7.5 million for the nine months ended September 30, 2025 from $9.3 million for the nine months ended September 30, 2024. These decreases reflect the lower oil revenues partially offset by higher gas and natural gas liquid revenues in the related periods.

Field service income decreased $0.4 million or 14.57% to $2.3 million for the third quarter 2025 from $2.7 million for the third quarter 2024 and decreased $2.6 million, or 28.74% to $6.4 million for the nine months ended September 30, 2025 from $9.0 million for the nine months ended September 30, 2024. Workover rig services, hot oil treatments, saltwater hauling, and disposal represent the bulk of our field service operations. These changes reflect the sale of our South Texas service company in Q3 2024.

Field service expense decreased $1.1 million or 34.64% to $2.0 million for the third quarter 2025 from $3.1 million for the third quarter 2024 and decreased $3.3 million, or 38.87% to $5.1 million for the nine months ended September 30, 2025 from $8.4 million for the nine months ended September 30, 2024. Workover rig services, hot oil treatments, saltwater hauling, and disposal represent the bulk of our field service operations. These changes reflect the sale of our South Texas service company in Q3 2024.

Depreciation, depletion and amortization expense decreased $4.1 million, or 22.65% to $14.1 million for the third quarter 2025 from $18.2 million for the third quarter 2024 and increased $9.4 million or 20.50% to $55.2 million for the nine months ended September 30, 2025, from $45.8 million for the nine months ending September 30, 2024. These fluctuations reflect production and reserves added from new wells brought on line offset by the decline of existing production.

General and administrative expense decreased $0.9 million, or 22.93% to $3.0 million for the three months ended September 30, 2025 from $3.9 million for the three months ended September 30, 2024, and decreased $1.9 million or 17.95% to $8.9 million for the nine months ended September 30, 2025 from $10.8 million for the nine months ended September 30, 2024. This decrease is primarily due to lower employee compensation, benefits and other corporate costs in 2025.

Interest expense increased $0.07 million to $0.48 million for the third quarter 2025 from $0.41 million for the third quarter 2024, and increased $0.9 million to $1.8 million for the nine months ended September 30, 2025 from increased $0.9 million for the nine months ended September 2024. This increase reflects the higher interest and fee rates combined with increased borrowings throughout the nine months of 2025 under our revolving credit agreement.

Interest and other income of $1.55 million for the nine months ending September 30, 2025 includes distributions from Alabama Shopping Center Associates limited partnership, generated by the partnership's sale of the Prattville, Alabama center.

Income tax expense for the three and nine month periods ending September 30, 2025 and 2024 varied due to the change in net income.

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

Our credit agreement requires us to hedge a portion of our production as forecasted for the PDP reserves included in our borrowing base review engineering reports. If the borrowing base utilization percentage is less than 25% of total available borrowings, the Company is not required to enter into any hedge agreements. As of November 12, 2025, the Company is not required to enter into any hedge agreements. Additional drilling and future development plans will be established based on an expectation of available cash flows from operations and availability of funds under our revolving credit facility.

The Company maintains a Credit Agreement providing for a reserves-based line of credit totaling $300 million, with a current borrowing base of $115 million. As of  November 12, 2025, the Company had $20 million in outstanding borrowings under this line of credit. The bank reviews the borrowing base semi-annually and, at their discretion, may decrease or propose an increase to the borrowing base relative to a re-determined estimate of proved oil and gas reserves. The new borrowing base review is currently in progress and no change in the borrowing base is expected. Our oil and gas properties are pledged as collateral for the line of credit and we are subject to certain financial and operational covenants defined in the agreement. We are currently in compliance with these covenants and expect to be in compliance over the next twelve months. If we do not comply with these covenants on a continuing basis, the lenders have the right to refuse to advance additional funds under the facility and/or declare all principal and interest immediately due and payable. Our borrowing base may decrease as a result of lower commodity prices, operating difficulties, declines in reserves, lending requirements or regulations, the issuance of new indebtedness or for other reasons set forth in our revolving credit agreement. In the event of a decrease in our borrowing base due to declines in commodity prices or otherwise, our ability to borrow under our revolving credit facility may be limited and we could be required to repay any indebtedness in excess of the re-determined borrowing base.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the first nine months of 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	RISK FACTORS

The Company is a smaller reporting company and no response is required pursuant to this Item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities by the Company during the period covered by this report.

2025 Month	Number of Shares	Average Price Paid per share	Maximum Number of Shares that May Yet Be Purchased Under The Program at Month—End (1)
July	5,500	$161.16	103,544
August	4,000	$149.84	99,544
September	3,500	$154.69	96,044
Total/Average	13,000	$155.94

(1)

In December 1993, we announced that the Board of Directors authorized a stock repurchase program whereby we may purchase outstanding shares of the common stock from time-to-time, in open market transactions or negotiated sales. On October 31, 2012, June 13, 2018 and June 7, 2023, the Board of Directors of the Company approved an additional 500,000, 200,000 and 300,000 shares respectively, of the Company’s stock to be included in the stock repurchase program. A total of 4,000,000 shares have been authorized to date under this program. Through September 30, 2025, a total of 3,903,956 shares have been repurchased under this program for $115,482,042 at an average price of $29.58 per share. Additional purchases of shares may occur as market conditions warrant. We expect future purchases will be funded with internally generated cash flow or from working capital.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	MINE SAFETY DISCLOSURE

Not Applicable

Item 5.	OTHER INFORMATION

(c) Trading Plans

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

PrimeEnergy Resources Corporation
(Registrant)

November 19, 2025	/s/ Charles E. Drimal, Jr.
Charles E. Drimal, Jr.
President
Principal Executive Officer

/s/ Beverly A. Cummings
November 19, 2025	Beverly A. Cummings
Executive Vice President
Principal Financial Officer