Form 10-K
period 2025-12-31
PRIMEENERGY RESOURCES CORP
filed 2026-04-16
CIK 56868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting stock of the registrant held by non-affiliates, computed by reference to the closing price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter, was $73,920,140. The number of shares outstanding of the registrant’s Common Stock, par value $0.10 per share, as of April 10, 2026, was 1,618,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be furnished to stockholders in connection with its 2026 Annual Meeting of Stockholders to be held to be filed pursuant to Regulation 14A within 120 days after the fiscal year end of December 31, 2025, are incorporated by reference in Part III hereof.

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

These risks and uncertainties include, among other things, volatility of commodity prices; product supply and demand; the impact of armed conflict (including the ongoing conflicts in Ukraine and the Middle East) or political instability on economic activity and oil and gas supply and demand; competition; the ability to obtain drilling, environmental and other permits and the timing thereof; the effect of future regulatory or legislative actions on the Company or the industry in which it operates, including potential changes to tax rates or laws, new restrictions on development activities or potential changes in regulations limiting produced water disposal; the ability to obtain approvals from third parties and negotiate agreements with third parties on mutually acceptable terms; potential liability resulting from pending or future litigation; the costs, including the potential impact of cost increases due to inflation and supply chain disruptions, and results of development and operating activities; the impact of a widespread outbreak of an illness on global and U.S. economic activity, oil and gas demand, and global and U.S. supply chains; availability of equipment, services, resources and personnel required to perform the Company’s development and operating activities; access to and availability of transportation, processing, fractionation, refining, storage and export facilities; the Company’s ability to replace reserves, implement its business plans or complete its development activities as scheduled; the Company’s ability to achieve its emissions reductions, flaring and other sustainability goals; access to and cost of capital; the financial strength of (i) counterparties to the Company’s credit facility and derivative contracts, (ii) issuers of the Company’s investment securities and (iii) purchasers of the Company’s oil, NGL and gas production and downstream sales of purchased commodities; uncertainties about estimates of reserves, identification of drilling locations and the ability to add proved reserves in the future; the assumptions underlying forecasts, including forecasts of production, operating cash flow, well costs, capital expenditures, rates of return, expenses, and cash flow from downstream purchases and sales of oil and gas, net of firm transportation commitments; quality of technical data; environmental and weather risks, including the possible impacts of climate change on the Company’s operations and demand for its products; cybersecurity risks; the risks associated with the ownership and operation of the Company’s well services business and acts of war or terrorism. In addition, the Company may be subject to currently unforeseen risks that may have a materially adverse effect on it.

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

December 31, 2025

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

Maintaining a strong balance sheet and ample liquidity are key components of our business strategy. In 2026, we plan to continue our focus on preserving financial flexibility and liquidity as we manage the risks facing our industry. Our capital budget for the year is reflective of current commodity prices and has been established based on an expectation of available cash flows, with any cash flow deficiencies expected to be funded by borrowings under our revolving credit facility. As we have done historically to preserve or enhance liquidity, we may adjust our capital program throughout the year, divest non-strategic assets, or enter into strategic joint ventures.

Horizontal development of our leasehold acreage has continued at a fast pace, particularly in West Texas, where in 2025 we participated with Double Eagle, and Vital in the drilling and completion of 23 new horizontal wells targeting the Wolfcamp and Spraberry producing intervals. There are at least six pay intervals (“benches”) being developed in the Midland Basin, from the deeper Wolfcamp “D” up through the shallower Middle Spraberry. The economic variability from one area to another and from one well to another depends on geologic properties (thickness, porosity, permeability, and hydrocarbon maturity), lateral length, stimulation, and oil price, as well as the economies of scale and therefore cost advantages often achieved by the more active operators. Under our leasehold acreage in the Midland Basin, several of these benches have either never been tested, or not yet developed, however, near our acreage, some of these benches have just recently been aggressively developed. We estimate that our acreage in Reagan, Upton, and Martin counties has the potential for as many as 100 drilling locations for these benches that we believe will likely be drilled in the next several years. In particular, under our large acreage position in Reagan County, only the Wolfcamp “A” and “B” intervals have been developed so far, along with a one-well test of the Wolfcamp “D” on one block.

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

In addition to this activity, in June of 2024, we participated with Apache in the drilling of six additional 3-mile-long laterals in Upton County on our “Mt. Moran” tract. Three of these wells were completed in late December 2024 and three were completed in January of 2025. All six new “Mt. Moran” wells are producing as of April 1, 2025. In these six Mt. Moran wells, the Company has an average of 51.16% interest and invested approximately $36.3 million. In addition, in November of 2024, in Reagan County, we participated with Double Eagle in 15 “OG” horizontal wells: eight are 2.5-mile-long laterals, and seven are 2-mile-long laterals. In each of these 15 “OG” wells the Company has approximately 23% interest and in total invested roughly $23 million. Each of these 15 horizontals were on production as of May 2025 and the Company has invested approximately $59.3 million in these additional 21 horizontal wells.

In early March 2025, Ovintiv Mid-Continent spud two “Jennifer 1407” wells in Canadian County, Oklahoma; we participated for approximately 3.14% interest and invested $405,000, these wells were completed in May 2025. In the second and third quarters of 2025, we participated in fifteen new horizontals in the Midland Basin of West Texas: these 15 wells are operated by Double Eagle on our “Full House” tract in Reagan County in which the Company participated with approximately 27% interest and invested approximately $30.1 million. In addition to the Reagan County activity, the Company participated in eight “Horseshoe” wells in Midland County with Vital Energy. Drilling activity with these wells began in the second quarter and the wells were put on production during the fourth quarter of 2025. The company has an average of 8.2% interest in these eight wells and invested approximately $5.4 million. We also participated with Devon Energy Production on two "Evelyn" wells in Kingfisher County, Oklahoma; we participated with approximately 9.95% interest and $1.4 million. These wells were drilled in July 2025 and completed November 2025. In total in these 27 wells, we invested approximately $37.3 million.

The Company’s horizontal development activities in the last three years, can be summarized as follows: in 2023 we invested $96 million in 35 horizontals, in 2024 we invested $113 million in 48 horizontals, and in 2025, we invested $96 million in 48 horizontals. Therefore, in total, since January 2023 and through 2025, the Company will have invested roughly $305 million in horizontal development, primarily in the Midland Basin of West Texas. It is also noteworthy, that since the start of our horizontal development activities in 2012 the Company has invested over $435 million in horizontal drilling in the Midland Basin of West Texas, and $47 million in Oklahoma, predominantly in the Scoop/Stack Play.

Additional future drilling activity on our leasehold acreage in West Texas is expected over the next few years. In particular, based on activity west of our acreage in Reagan County, and a recent deep test by Double Eagle on our joint leasehold, we anticipate that proposals could be put forward in the future for the drilling of between 36 and 45 new horizontals that will target the Wolfcamp “D” pay zone in Reagan County, and perhaps an additional test well or two in one or more of the other undeveloped pay horizons. In this future activity, we have the potential to invest over $100 million. In addition, the Company has identified 37 horizontal locations across our acreage in Upton and Martin counties that could be drilled in this same time frame. These additional 37 wells will require an investment of approximately $87 million. In total, therefore, with the $100 million in Wolfcamp “D” development, plus $87 million in 37 additional near-term wells expected to occur in the 2026-2027 timeframe, we have the potential to invest approximately $187 million in horizontal drilling in West Texas over the next several years.

In West Texas and eastern New Mexico, we maintain an acreage position of approximately 16,838 gross (9,420 net) acres, 97.6% of which are located in Reagan, Upton, and Martin counties of Texas where our current West Texas horizontal drilling activities are focused. In addition to the wells currently being drilled or completed, we believe this acreage has the resource potential to support the drilling of as many as 100 future horizontal wells.

In Oklahoma, we are focused on the development of our reserves in Canadian, Grady, Kingfisher, Garfield, Major, and Garvin counties where we have approximately 4,015 net leasehold acres in the Scoop/Stack Play. Of this acreage, we believe 2,145 net leasehold acres hold significant additional resource potential that could support the drilling of as many as 34 new horizontal wells based on an estimate of four wells per multi-section drilling unit, two in the Mississippian and two in the Woodford Shale. Proposals may be received on the remaining 1,870 acres, however, rather than participate we may choose to sell the acreage or farm-out, receiving cash and retaining an over-riding royalty interest (ORRI). In past 4 years as to farm-out of our interest, we have Horizontal development with ORRI as follows; 11 wells in 2022, 3 wells in 2023, 16 wells in 2024 and 2 wells in 2025. Also in 2025, we participated with Ovintiv Mid-Continent in the drilling of two 2-mile- long horizontals in Canadian County, Oklahoma with 3.14% interest, investing roughly $405,000 through completion and with Devon Energy Production in the drilling of two 2-mile-long horizontals in Kingfisher County, Oklahoma with 9.95% Interest and investing roughly $1,439,000. In 2026, we have plans to participate with Validus Energy II in the drilling of 1 3-mile long horizontal well in Grady County, Oklahoma with 3.47% interest, investing roughly $351,000 through completion, 1 well with Ovintiv Mid-Continent in the drilling of one 2.5-mile long horizontal in Garvin County, Oklahoma with 3.36% interest, investing roughly $291,000 through completion, and one 3-mile long horizontal in Garvin County, Oklahoma with a 2.27% interest, investing roughly $194,000 through completion.

Significant Activity

As of December 31, 2025, we had net capitalized costs related to proved oil and gas properties of $291 million. Total expenditures for the acquisition, exploration, and development of our properties during 2025 were $75 million as we continue development under the programs discussed above. Proved reserves as of December 31, 2025, were 28,388 MBOE which consisted of 82.3% proved developed reserves and 17.7% proved undeveloped reserves.

The Company participated in 21 horizontals in West Texas spud in the middle of 2024 that have been drilled in Spraberry and Wolfcamp producing intervals. In total, the Company invested an estimated $59.3 million in these 21 wells: Six operated by Apache, which were placed on production in March 2025 and the remaining 15, operated by Double Eagle, were on production in May 2025. In the second half of 2025, we participated in two development projects in West Texas with 8.2% interest in the drilling of eight wells in Midland County, operated by Vital Energy, and with 27% interest in 15 wells in Reagan County operated by Double Eagle. Total investment in these is estimated to be $35.5 million. In addition, during 2025, we participated in two horizontals developments in Oklahoma. In Canadian County with Ovintiv Mid- Continent we participated with 3.14% interest in two wells and invested approximately $405,000. In Kingfisher County, Oklahoma; we participated with approximately 9.95% interest and $1.4 million.

In 2025, the Company raised proceeds of $2.2 million from the sale of acreage, and commercial property

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

We do not own any refinery or marketing facilities and do not currently own or lease any bulk storage facilities other than adjacent to and used in connection with producing wells and the interests in certain gas gathering systems. All of our oil and gas properties and interests are located in the United States.

.

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

Well Operations

Our operations are conducted through our principal offices in Houston, Texas, and district offices in Houston and Midland, Texas, and Oklahoma City, Oklahoma. We currently operate 508 wells, including producing, saltwater disposal, injection, and supply wells: 30 through the Houston office, 323 through the Midland office, and 155 through the Oklahoma City office. We own a majority interest in nearly all of our operated wells.

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

Regulation of Greenhouse Gas Emissions

In response to findings that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) endanger public health and the environment, the EPA has adopted regulations under existing provisions of the Clean Air Act that, among other things, establish Prevention of Significant Deterioration (“PSD”), construction and Title V operating permit reviews for certain large stationary sources. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards for these emissions. EPA rulemakings related to GHG emissions could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified sources. In addition, the EPA has adopted rules requiring the annual reporting of GHG emissions from certain petroleum and natural gas system sources in the U.S., including, among others, onshore and offshore production facilities, which include certain of our operations. In December 2023, the EPA finalized New Source Performance Standard (“NSPS”) Subpart OOOOb, which seeks to reduce methane and volatile organic compound emissions from the oil and natural gas source category and NSPS Subpart OOOOc, which create, for the first-time, emission guidelines for existing oil and natural gas sources that would be included in individual states’ implementation plans. These standards expand upon previously issued NSPS Subparts OOOO and OOOOa published by the EPA in 2012 and 2016, respectively. President Trump’s Administration is expected to continue to promulgate new or amended regulations that are supportive of oil and natural gas development.

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

Although we have not experienced any material adverse effect from compliance with environmental requirements, there is no assurance that this will continue. We did not have any material capital or other non-recurring expenditures in connection with complying with environmental laws or environmental remediation matters in 2025, nor do we anticipate that such expenditures will be material in 2026.

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

Oil and Gas Industry Considerations

Since the worldwide economic downturn in mid-2020, while oil prices have improved with demand steadily increasing, worldwide oil inventories, from a historical perspective, remain low. In addition, concerns exist with the ability of OPEC and other oil producing nations to meet forecasted future oil demand growth, with many OPEC countries not able to produce at their OPEC agreed upon quota levels due to their limited capital investments directed towards developing incremental oil supplies over the past few years. Furthermore, sanctions, import bans and price caps on Russia have been implemented by various countries in response to the ongoing war in Ukraine, further impacting global oil supply. In addition, threatened and actual closing of oil shipping routes, including the Strait of Hormuz, have significantly impacted global oil supply. As a result of these and other oil and gas supply constraints, the world has experienced significant increases in energy costs. In March 2025, OPEC and certain other oil-producing countries (“OPEC+”) announced a plan to start increasing crude oil output starting in April 2025, which includes the gradual unwinding beginning in April 2025 of OPEC’s MMBOPD production cut that started in July 2023. Economic volatility and geopolitical tensions have resulted in global supply chain disruptions, which has led to significant cost inflation. Global oil price levels and inflationary pressures will ultimately depend on various factors that are beyond the Company’s control, such as (i) the ability of OPEC and other oil producing nations to manage the global oil supply, (ii) the impact of sanctions, tariffs and import bans on production from Russia and other countries, (iii) the timing and supply impact of any Iranian sanction relief on their ability to export oil, (iv) the global supply chain constraints associated with manufacturing and distribution delays, (v) oilfield service demand and cost inflation, and (vi) political stability of oil consuming countries and oil producing regions. The Company continues to assess and monitor the impact of these factors and consequences on the Company and its operations.

Major Customers

The Company sells its oil and gas production to a number of direct purchasers under direct contracts or through other operators under joint operating agreements. Listed below are the percent of the Company’s total oil and gas sales made which represented more than 10% of the Company’s oil and gas sales in the year 2025.

2025
Oil:
DE Central Operating, LLC.	53%
Civitas Resources Inc.	12%
APA Corporation.	18%

Natural gas and liquids:
DE Central Operating, LLC.	40%
Civitas Resources Inc.	26%
APA Corporation.	15%

Although there are no long-term purchasing agreements with these purchasers, we believe that they will continue to purchase our oil and gas products and, if not, could be readily replaced by other purchasers.

Employees

At December 31, 2025, we had 67 full time employees, 25 of whom were employed at our principal offices in Houston, Texas, at the offices of Prime Operating Company, and EOWS Midland Company, and 42 employees who were primarily involved in our district operations in Midland, Texas and Elmore City and Oklahoma City, Oklahoma.

Item 1A.	RISK FACTORS

General Risk Factors

The prices of oil, NGL and gas are highly volatile. A sustained decline in these commodity prices could materially and adversely affect the Company’s business, financial condition and results of operations.

Our revenues, operating results, financial condition and ability to borrow funds or obtain additional capital depend substantially on prevailing prices for natural gas and oil. Lower commodity prices may reduce the amount of natural gas and oil that we can produce economically. Natural gas prices, based on the twelve-month average of the first of the month Henry Hub index price, were $3.39 per MMBTU in 2025 as compared to $2.13 per MMBTU in 2024, and have averaged $3.64 per MMBTU for the first four months of 2026. Oil prices, based on West Texas Intermediate (WTI) Light Sweet Crude first-of-the-month prices, averaged $65.34 per barrel in 2025 as compared to $75.48 per barrel in 2024, and in the first three months of 2026, the first-of-the-month price has averaged $65.72 per barrel.

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

Our information technology systems may be vulnerable to security breaches, including those involving cyberattacks using viruses, worms or other destructive software, process breakdowns, phishing or other malicious activities, or any combination of the foregoing. Such breaches could result in unauthorized access to information, including customer, employee, or other confidential data. We do not carry insurance against these risks, although we do invest in security technology, perform penetration tests, and design our business processes to attempt to mitigate the risk of such breaches. However, there can be no assurance that security breaches will not occur. Moreover, cyber and other security threats are constantly evolving, thereby making it more difficult to successfully defend against them or to implement adequate preventative measures. The development and maintenance of these measures require continuous monitoring as technologies change and security measures evolve. We have experienced, and expect to continue to experience, cyber threats and incidents, none of which has been material to us to date. However, a successful breach or attack could have a material negative impact on our operations or business reputation and subject us to consequences such as litigation and direct costs associated with incident response.

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

The CFTC has promulgated regulations to implement statutory requirements for swap transactions. These regulations are intended to implement a regulated market in which most swaps are executed on registered exchanges or swap execution facilities and cleared through central counterparties. While we believe that our use of swap transactions exempts us from certain regulatory requirements, the changes to the swap market due to increased regulation could significantly increase the cost of entering into new swaps or maintaining existing swaps, materially alter the terms of new or existing swap transactions and/or reduce the availability of new or existing swaps. If we reduce our use of swaps as a result of the Dodd-Frank Act and regulations, our results of operations may become more volatile and our cash flows may be less predictable.

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

In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, following the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the CAA, the EPA has adopted regulations that, among other things, (i) establish construction and operating permit reviews for GHG emissions from certain large stationary sources, (ii) require the monitoring and annual reporting of GHG emissions from certain petroleum and gas system sources in the United States, (iii) implement CAA emission standards directing the reduction of methane from certain new, modified, or reconstructed facilities in the oil and gas sector, and (iv) together with the DOT, implement GHG emissions limits on vehicles manufactured for operation in the United States. For example, in December 2023, the EPA finalized NSPS Subpart OOOOb, which seeks to reduce methane and volatile organic compound emissions from the oil and natural gas source category and NSPS Subpart OOOOc, which create, for the first-time, emission guidelines for existing oil and natural gas sources that would be included in individual states’ implementation plans. These standards expand upon previously issued NSPS Subparts OOOO and OOOOa published by the EPA in 2012 and 2016, respectively. Additionally, various states, groups of states, and other countries have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, there is a non-binding agreement, the United Nations sponsored “Paris Agreement,” for nations to limit their GHG emissions through individually-determined reduction goals every five years after 2020. In January 2025, the U.S. initiated the process of withdrawing from the Paris Agreement in January 2025 and completed its withdrawal in January 2026, after previously reentering it in February 2021. While the current U.S. administration could withdraw from or otherwise roll back existing GHG emissions regulations, it is not possible at this time to predict exactly which and to what extent such regulations will be modified, and how any such actions may impact our business. Further, such actions could prompt more activity from state and local legislative bodies and administrative agencies to pass stricter GHG emissions laws, regulations, and other binding commitments.

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

The IRS includes a 1% tax on publicly traded corporations on the fair market value of stock repurchased during any taxable year. Such tax applies to the extent such buybacks exceed $1 million during such year, which buyback value may be offset by other stock issuances.

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

The following table sets forth the exploratory and development drilling experience with respect to wells in which we participated during the three years ended December 31, 2025.

	2025		2024		2023
	Gross	Net	Gross	Net	Gross	Net
Exploratory:
Oil	—	—	—	—	—	—
Gas	—	—	—	—	—	—
Dry	—	—	—	—	—	—
Development:
Oil	27	4.9	59	18.74	35	8.37
Gas	—	—	—	—	—	—
Dry	—	—	—	—	—	—
Total:
Oil	27	4.9	59	18.74	35	8.37
Gas	—	—	—	—	—	—
Dry	—	—	—	—	—	—

	27	4.9	59	18.74	35	8.37

Oil and Gas Production

As of December 31, 2025, we had ownership interest in the following number of gross and net producing oil and gas wells(1).

	Gross	Net
Producing Wells(1)	1,032	427

(1)	A gross well is a well in which a working interest is owned. A net well is the sum of the fractional working interests owned in gross wells.

The following table shows our net production of oil, NGL and natural gas for each of the three years ended December 31, 2025. “Net” production is net after royalty interests of others are deducted and is determined by multiplying the gross production volume of properties in which we have an interest by the percentage of the leasehold, mineral or royalty interest owned by us.

	2025	2024	2023
Oil (barrels)	2,286,000	2,556,000	1,144,000
NGL (barrels)	1,650,000	1,284,000	606,000
Gas (Mcf)	9,825,000	7,766,000	4,127,000

The following table sets forth our average sales prices together with our average production costs per unit of production for the three years ended December 31, 2025.

	2025	2024	2023
Average sales price per barrel of oil	$63.32	$75.80	$76.84
Average sales price per barrel of NGL	$15.32	$20.25	$19.64
Average sales price per Mcf of natural gas	$0.76	$0.43	$1.93
Average production costs per net equivalent barrel of oil(1)	$8.07	$9.29	$12.98

(1)	Net equivalent barrels are computed at a rate of 6 Mcf per barrel and costs exclude production taxes.

Acreage

The following table sets forth the approximate gross and net undeveloped acreage in which we have leasehold and mineral interests as of December 31, 2025. “Undeveloped acreage” is acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves.

	Developed		Undeveloped		Total
	Gross	Net	Gross	Net	Gross	Net
Leasehold acreage	81,510	24,561	-	-	81,510	24,561
Mineral fee acreage	1,640	117	19,257	417	20,987	534
Total	83,150	24,678	19,257	417	102,407	25,095

Total Net Undeveloped Acreage Expiration

In the event that production is not established, or we take no action to extend or renew the terms of our leases, our net undeveloped acreage that will expire over the next three years, as of December 31, 2025, is zero acres for the year ending December 31, 2026, zero acres in 2027, and zero acres in 2028.

Reserves

All of our interests in proved developed and undeveloped oil and gas properties have been evaluated by Ryder Scott Company, L.P. for each of the three years ended December 31, 2025. The professional qualifications of the technical persons primarily responsible for overseeing the preparation of the reserve estimates can be found in Exhibit 99.1, the Ryder Scott Company, L.P. Report on Registrant’s Reserves Estimates. In matters related to the preparation of our reserve estimates, our district managers report to the Engineering Data manager, who maintains oversight and compliance responsibility for the internal reserve estimate process and provides oversight for the annual preparation of reserve estimates of 100% of our year-end reserves by our independent third-party engineers, Ryder Scott Company, L.P. The members of our districts consist of degreed engineers with over twenty-five years of industry experience and between ten and twenty-five years of experience managing our reserves. Our Engineering manager, the technical person primarily responsible for overseeing the preparation of reserves estimates, holds a Bachelor degree in Petroleum Engineering and has over thirty years of experience in the oil and gas industry.

See Part II, Item 8 “Financial Statements and Supplementary Data”, for additional discussions regarding proved reserves and their related cash flows. All of our reserves are located within the continental United States. The following table summarizes our oil and gas reserves at each of the respective dates:

	Reserve Category
	Proved Developed				Proved Undeveloped				Total
As of December 31,	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf)	Total (MBoe)	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf)	Total (MBoe)	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf)	Total (MBoe)
2023	5,757	3,676	24,749	13,558	6,254	5,156	24,470	15,488	12,011	8,832	49,219	29,046
2024	7,444	6,597	37,489	20,288	3,166	1,670	8,326	6,224	10,610	8,267	45,815	26,512
2025	7,432	6,981	53,786	23,377	2,822	1,063	6,756	5,011	10,254	8,044	60,542	28,388

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

At year-end 2024, the Company participated in 21 horizontals in West Texas. Of these 21 wells, six are located in Upton County, operated by Apache Corporation; three of the six were completed by year-end and three were completed after the first of the year and all were brought online in May, 2025. The remaining 15 of the 21 wells, located on our “OG” tracts and operated by Double Eagle, were on production by September 2025. At year-end 2024, the Company had 6,224 MBOE of proved undeveloped reserves attributable to 33 undeveloped wells.

In early March 2025, Ovintiv Mid-Continent spud two “Jennifer 1407” wells in Canadian County, Oklahoma; we participated for approximately 3.14% interest and invested $405,000, these wells were completed in May 2025. In the second and third quarters of 2025, we participated in fifteen new horizontals in the Midland Basin of West Texas: these 15 wells are operated by Double Eagle on our “Full House” tract in Reagan County in which the Company participated with approximately 27% interest and invested approximately $30.1 million.   In addition to the Reagan County activity, the company participated in eight “Horseshoe” wells in Midland County with Vital Energy.  Drilling activity with these wells began in the second quarter and the wells were put on production during the fourth quarter of 2025.  The company has an average of 8.2% interest in these eight wells and invested approximately $5.4 million. We also participated with Devon Energy Production on two "Evelyn" wells in Kingfisher County, Oklahoma; we participated with approximately 9.95% interest and $1.4 million. These wells were drilled in July 2025 and completed November 2025.  In total in these 27 wells, we invested approximately $37.3 million.

At year-end 2025, the Company participated in 27 horizontals in West Texas and Oklahoma. Of these 27 wells, twenty three of the wells are located in West Texas and the remaining four in Oklahoma.  The West Texas wells consisted of eight wells located in Midland County and 15 wells located in Reagan County.  The four wells in Oklahoma were located in Canadian and Kingfisher Counties with each county having two wells.  At year-end 2025, the Company had 5,011 MBOE of proved undeveloped reserves attributable to 37 undeveloped wells.

The estimated future net revenue (using current prices and costs as of those dates) and the present value of future net revenue (at a 10% discount for estimated timing of cash flow) for our proved developed and proved undeveloped oil and gas reserves at the end of each of the three years ended December 31, 2025, are summarized as follows (in thousands of dollars):

	Proved Developed		Proved Undeveloped		Total
As of December 31,	Future Net Revenue	Present Value 10 Of Future Net Revenue	Future Net Revenue	Present Value 10 Of Future Net Revenue	Future Net Revenue	Present Value 10 Of Future Net Revenue	Present Value 10 Of Future Income Taxes	Standardized Measure of Discounted Cash flow
2023	$314,415	$213,281	$253,959	$138,679	$568,374	$351,960	$73,912	$278,048
2024	$389,266	$280,595	$111,451	$65,030	$500,716	$345,626	$72,581	$273,045
2025	$389,328	$268,440	$57,261	$20,405	$446,589	$288,845	$62,662	$226,183

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

Natural gas prices, based on the twelve-month average of the first-of-the-month Henry Hub index price, were $3.39 per MMBtu in 2025 as compared to $2.13 per MMBtu in 2024 and $2.64 per MMBtu in 2023. Oil prices, based on the West Texas Intermediate (WTI) Light Sweet Crude first-of-the-month average spot price, were $65.34 per barrel in 2025 as compared to $75.48 per barrel in 2024, and $78.22 per barrel in 2023. Since January 1, 2024, we have not filed any estimates of our oil and gas reserves with, nor were any such estimates included in any reports to, any federal authority or agency, other than the Securities and Exchange Commission.

District Information

The following table represents certain reserves and well information as of December 31, 2025.

	Gulf Coast	Mid- Continent	West Texas	Other	Total
Proved Reserves as of December 31, 2025 (MBoe)
Developed	429	1,401	21,544	3	23,377
Undeveloped	-	-	5,011	-	5,011
Total	429	1,401	26,555	3	28,388

Average Net Daily Production (Boe per day)	161	962	14,152	3	15,278
Gross Productive Wells (Working Interest and ORRI Wells)	96	677	791	72	1,636
Gross Productive Wells (Working Interest Only)	67	362	592	11	1,032
Net Productive Wells (Working Interest Only)	19	125	281	1	427
Gross Operated Productive Wells	26	117	317	-	460
Gross Operated Water Disposal, Injection and Supply wells	4	38	6	-	48

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

Gulf Coast Region

Our production and development activities in the Gulf Coast region are concentrated in southeast and east Texas. This region is managed from our office in Houston, Texas. Principal producing intervals are in the Wilcox, Hackberry, and Yegua formations at depths ranging from 6,000 to 12,000 feet. We had 96 producing wells (19 net) in the Gulf Coast region as of December 31, 2025, of which  26 wells are operated by us. Average net daily production in our Gulf Coast Region at year-end 2025 was  161Boe. At December 31, 2025, we had 429 MBoe of proved reserves in the Gulf Coast region, which represented 1,51%  of our total proved reserves. We maintain an acreage position of over 7,003 gross (4,532 net) acres in this region, primarily in Colorado, Newton, and Polk counties.

We are monitoring the production from a new well drilled by Ventex Operating, on acreage in the Segno field of Polk County, Texas where the Company farmed-out its 55% leasehold rights for cash and a 5.53% over-riding royalty interest (ORRI). The well was cased in February 2025 and placed on production in May 2025. Currently, the well is producing 800 Mcfd and 32 Bopd.

The Gulf Coast region has plans to recomplete two producing wells: Sarah F. Wing #80 and the Sarah F. Wing #85 wells in the Segno field of Polk County, Texas, at an expense of approximately $300,000 in total. The Wing #16 was recompleted to the Wilcox A in 2025 at an approximate expense of $500,000. Gas lift valves have been installed with testing currently under way. Other than these recompletions, we currently have no operated wells in the process of being drilled, no waterfloods in the process of being installed and no other related activities of material importance.

Mid-Continent Region

Our Mid-Continent activities are concentrated in central Oklahoma. This region is managed from our office in Oklahoma City, Oklahoma. As of December 31, 2025, we had 677 producing wells (125 net) in the Mid-Continent area, of which 117 wells are operated by us. Principal producing intervals are in the Robberson, Avant, Skinner, Sycamore, Bromide, McLish, Hunton, Mississippian, Oswego, Red Fork, and Chester formations at depths ranging from 1,100 to 10,500 feet. The average net daily production in our Mid-Continent Region in 2025 was 962 Boe. On December 31, 2025, we had 1,401 MBoe of proved reserves in the Mid-Continent area, representing 4.94% of our total proved reserves. We maintain an acreage position of approximately 43,837 gross (10,062 net) acres in this region, primarily in Canadian, Kingfisher, Grant, Major, and Garvin counties.

Our Mid-Continent region is actively participating with third-party operators in the horizontal development of lands that include Company owned interest in several counties in the Scoop and Stack plays of Oklahoma where drilling is primarily targeting reservoirs of the Mississippian, and Woodford formations. In Canadian County, Oklahoma, we have participated with Ovintiv Mid-Continent in the drilling of two 2-mile-long horizontal wells that was spud in early March 2025 and completed in May 2025. Our share of these wells is approximately 3.14% and the total investment is approximately $405,000. We also participated with Devon in Kingfisher County, Oklahoma to drill two 2-mile-long horizontal wells that were spud July 2025 and completed in November 2025. Our share of these wells is approximately 9.95% and total investment of approximately $1,439,000. In 2026, we have plans to participate with Validus Energy II in the drilling of one 3-mile long horizontal well in Grady County, Oklahoma with 3.47% interest, investing roughly $351,000 through completion, one well with Ovintiv Mid-Continent in the drilling of one 2.5-mile long horizontal in Garvin County, Oklahoma with 3.36% interest, investing roughly $291,000 through completion, and one 3-mile long horizontal in Garvin County, Oklahoma with a 2.27% interest, investing roughly $194,000 through completion.

West Texas Region

Our West Texas activities are concentrated in the Permian Basin in Texas. The oil and gas in this basin are produced primarily from five intervals; the Upper and Lower Spraberry, the Wolfcamp, the Strawn, and the Atoka, at depths ranging from 6,700 feet to 11,300 feet. This region is managed from our office in Midland, Texas. As of December 31, 2025, we had 791wells (281 net) in the West Texas area, of which 317 wells are operated by us. Principal producing intervals are in the Spraberry, Wolfcamp, and San Andres formations at depths ranging from 4,200 to 12,500 feet. The average net daily production in our West Texas Region at year-end 2025 was 14,152 Boe. On December 31, 2025, we had 21,544 MBoe of proved reserves in the West Texas area, or 93.54% of our total proved reserves. We maintain an acreage position of approximately 16,838 gross (9,420 net) acres in the Permian Basin in West Texas, primarily in Reagan, Upton, Martin, and Midland counties and believe this acreage has significant resource potential for horizontal drilling in the Spraberry, Jo Mill, and Wolfcamp intervals. We operate a field service group in this region utilizing nine workover rigs, three hot oiler trucks, and one kill truck. Oil field support is provided for drilling and workover operations both to third-party operators as well as for our own operated wells and locations.

During 2024, the Company participated with Double Eagle in the drilling or completion of 15 horizontal wells in Reagan County, Texas with an average of 23% interest, and participating with Apache Corporation in six wells in Upton County, Texas with 51.2% interest. In total, we spent approximately $59.3 million in these 21 horizontals and their associated facilities.

Future drilling activity on our leasehold acreage in West Texas is expected in the next few years as well. In particular, based on activity west of our acreage in Reagan County, and a recent deep test by Double Eagle on our joint leasehold, we anticipate that proposal could soon be put forward for the drilling of between 36 and 45 new horizontals that will target the Wolfcamp “D” pay zone in Reagan County and perhaps an additional test well or two in one or more of the other undeveloped pay horizons. In this future activity, we have the potential to invest in excess of $100 million. In addition, the Company has identified 37 horizontal locations across our acreage in Upton and Martin counties that could be drilled in this same time frame. These additional 37 wells will require an investment of approximately $87 million. In total, therefore, with the $100 million in Wolfcamp “D” development, and the $87 million in 37 other near-term wells expected in the 2026-2027 timeframe, we have the potential to invest approximately $187 million in horizontal drilling in West Texas over the next several years.

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

As of April 13, 2026 there were 176 registered holders of the common stock.

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

Issuer Sales and Purchases of Equity Securities

There were no sales of equity securities by the Company during the period covered by this report. The following table details the Company’s purchases of shares for the three months ended December 31, 2025.

2025 Month	Total Number of Shares Purchased	Average Price Paid per share	Maximum Number of Shares That May Yet Be Purchased Under The Program at Month-End(1)
October	6,000	$142.51	90,044
November	2,500	$146.65	87,544
December	1,500	$176.80	86,044
Total/Average	10,000	$148.69

(1)

In December 1993, we announced that the Board of Directors authorized a stock repurchase program whereby we may purchase outstanding shares of the common stock from time-to-time, in open market transactions or negotiated sales. On October 31, 2012, June 13, 2018 and June 7, 2023, the Board of Directors of the Company approved an additional 500,000, 200,000 and 300,000 shares respectively, of the Company’s stock to be included in the stock repurchase program. A total of 4,000,000 shares have been authorized to date under this program. Through December 31, 2025, a total of 3,913,956 shares have been repurchased under this program for $116,968,950 at an average price of $29.89 per share.

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

Net cash provided by operating activities for the year ended December 31, 2025, was $96.7 million compared to $115.9 million in the prior year.

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

Maintaining a strong balance sheet and ample liquidity are key components of our business strategy. For 2026, we will continue our focus on preserving financial flexibility and liquidity as we manage the risks facing our industry. Our 2026 capital budget is reflective of commodity prices and has been established based on an expectation of available cash flows, with any cash flow deficiencies expected to be funded by borrowings under our revolving credit facility. As we have done historically to preserve or enhance liquidity, we may adjust our capital program throughout the year, divest assets, or enter into strategic joint ventures.

The Company maintains a Credit Agreement with a maturity date of December 20, 2028, providing for a credit facility totaling $300 million, with a borrowing base of $115 million. As of April 15, 2026, the Company had no outstanding borrowings and $115 million in availability under this facility. The bank reviews the borrowing base semi-annually and, at its discretion, may decrease or propose an increase to the borrowing base relative to a re-determined estimate of proved oil and gas reserves. The next borrowing base review is scheduled for June 2026. Our oil and gas properties are pledged as collateral for the line of credit and we are subject to certain financial and operational covenants defined in the agreement. We are currently in compliance with these covenants and expect to be in compliance over the next twelve months. If we do not comply with these covenants on a continuing basis, the lenders have the right to refuse to advance additional funds under the facility and/or declare all principal and interest immediately due and payable. Our borrowing base may decrease as a result of lower natural gas or oil prices, operating difficulties, declines in reserves, lending requirements or regulations, the issuance of new indebtedness or for other reasons set forth in our revolving credit agreement. In the event of a decrease in our borrowing base due to declines in commodity prices or otherwise, our ability to borrow under our revolving credit facility may be limited and we could be required to repay any indebtedness in excess of the re-determined borrowing base.

Our credit agreement requires us to hedge a portion of our production as forecasted for the PDP reserves included in our borrowing base review engineering reports. The credit agreement requires that as of the last day of any fiscal quarter, if the borrowing base utilization percentage on such a date is less than 15%, then the borrower shall not be required to enter into any swap agreements. As of the quarter ended December 31, 2025, the Company had zero in outstanding borrowings and $115 million in availability. Accordingly, the Company had no swap agreements in place for oil and natural gas.

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

In addition to this activity, in June of 2024, we participated with Apache in the drilling of six additional 3-mile-long laterals in Upton County on our “Mt. Moran” tract. Three of these wells were completed in late December 2024 and three were completed in January of 2025. All six new “Mt. Moran” wells are producing as of April 1, 2025. In these six Mt. Moran wells, the Company has an average of 51.16% interest and in total invested approximately $36.3 million. In addition, in November of 2024, in Reagan County, we participated with Double Eagle in 15 “OG” horizontal wells: eight are 2.5-mile-long laterals, and seven are 2-mile-long laterals. In each of these 15 “OG” wells the Company has approximately 23% interest and in total invested roughly $23 million through completion of production facilities. These 15 horizontals were on production in May 2025. By the end of 2025, therefore, the Company has invested approximately $59.3 million in these additional 21 horizontal wells.

In early March 2025, Ovintiv Mid-Continent spud two “Jennifer 1407” wells in Canadian County, Oklahoma; in these, we participated with approximately 3.14% interest and invested $405,000, these wells were completed in May 2025. In the second and third quarters of 2025, we participated in fifteen new horizontals in the Midland Basin of West Texas: these 15 wells are on production as of September 2025 and are operated by Double Eagle on our “Full House” tract in Reagan County in which the Company participated with approximately 27% interest and invested approximately $30.1 million. In addition to the Reagan County activity, the company participated in eight “Horseshoe” wells in Midland County with Vital Energy. Drilling activity with these wells began in the second quarter and the well were put on production during the fourth quarter of 2025. The Company has an average of 8.2% interest in these eight wells and invested approximately $5.4 million. We also participated with Devon Energy Production on two "Evelyn" wells in Kingfisher County, Oklahoma; we participated with approximately 9.95% interest and $1.4 million. These wells were drilled in July 2025 and completed November 2025. In total in these 27 wells, we invested approximately $37.3 million.

In 2026, we have plans to participate with Validus Energy II in the drilling of one 3-mile long horizontal well in Grady County, Oklahoma with 3.47% interest, investing roughly $351,000 through completion, one well with Ovintiv Mid-Continent in the drilling of one 2.5-mile long horizontal in Garvin County, Oklahoma with 3.36% interest, investing roughly $291,000 through completion, and one 3-mile long horizontal in Garvin County, Oklahoma with a 2.27% interest, investing roughly $194,000 through completion.

During 2025, to supplement cash flow and finance our future drilling programs, the Company sold 76 net mineral acres in Glasscock County, Texas. For these mineral acres, we received $950,000 in gross proceeds. A limited partnership, in which the company has interest, sold a retail shopping center located in Prattville, Alabama, distributing $1.2 million to the Company from the proceeds of the sale.

The majority of our capital spending is discretionary, and the ultimate level of expenditures will be dependent on our assessment of the oil and gas business environment, the number and quality of oil and gas prospects available, the market for oilfield services, and oil and gas business opportunities in general.

The Company has a stock repurchase program in place, spending under this program in 2025 and 2024 was $13.6 million and $13.4 million, respectively.

Since 1990, including pursuant to the stock repurchase program authorized by the Board of Directors in December 1993, the Company has repurchased 6,071,995 shares at an average price of $20.16 per share. The Company has also repurchased 769,500 options at an average price of $0.79 per option. Under the current stock repurchase program authorized by the Board of Directors in December 1993, 86,044 shares remain available for repurchase.

Over time, these repurchases have meaningfully reduced the Company’s shares outstanding from approximately 7.6 million shares in 1987 to approximately 1.6 million shares currently. The Company believes that this sustained reduction in share count has contributed significantly to long-term per-share value creation for all shareholders.

As a result of the reduction in shares outstanding over time, the ownership percentage of certain long-term stockholders, including the Chairman and Chief Executive Officer, Charles Drimal, has increased. Mr. Drimal has not materially increased his ownership through open market purchases; rather, his ownership percentage has increased primarily as a result of the decrease in the number of shares outstanding. As of December 31, 2025, Mr. Drimal beneficially owns, including the effect of stock options and voting arrangements, approximately 55.4% of the Company’s fully diluted shares.

The Board of Directors regularly reviews and evaluates the Company’s capital allocation priorities. In doing so, the Board considers a variety of factors, including market conditions, the Company’s financial position, liquidity, and the impact of repurchases on the Company’s stockholder base. The Company expects continued spending under the stock repurchase program in 2026.

Results of Operations

2025 and 2024 Compared

We reported a net income of $26.3 million for 2025, or $15.85 per share, compared to $55.4 million for 2024, or $31.43 per share for 2024.

Oil, NGL and gas sales decreased $45.5 million, or 20.4% to $177.5 million for the year ended December 31, 2025 from $223 million for the year ended December 31, 2024. Crude oil, NGL and natural gas sales vary due to changes in volumes of production sold and realized commodity prices. Our realized prices at the well head decreased an average of $12.48 per barrel, or 16.5% on crude oil, decreased an average of $4.93 per barrel, or 24.4% on NGL and increased $0.33 per Mcf, or 77.3% on natural gas during 2025 as compared to 2024.

Our crude oil production decreased by 270,000 barrels, or 10.6% to 2,286,000 barrels for the year ended December 31, 2025 from 2,556,000 barrels for the year ended December 31, 2024. Our NGL production increased by 366,000 or 28.5% to 1,650,000 for the year ended December 31, 2025 from 1,284,000 barrels for the year ended December 31, 2024. Our natural gas production increased by 2,059 MMcf, or 26.5% to 9,825 MMcf for the year ended December 31, 2025 from 7,766 MMcf for the year ended December 31, 2024. The changes in crude oil, NGL and natural gas production volumes are a result of new wells placed in production offset by the natural decline of existing properties.

The following table summarizes the primary components of production volumes and average sales prices realized for the years ended December 31, 2025 and 2024 (excluding realized gains and losses from derivatives).

	Years ended December 31,		Increase /	Increase /
	2025	2024	(Decrease)	(Decrease)
Barrels of Oil Produced	2,286,000	2,556,000	(270,000)	(10.6)%
Average Price Received	$63.32	$75.80	$(12.48)	(16.5)%
Oil Revenue (In 000’s)	$144,749	$193,737	$(48,988)	(25.3)%
Mcf of Gas Sold	9,825,000	7,766,000	2,059,000	26.5%
Average Price Received	$0.76	$0.43	$0.33	77.3%
Gas Revenue (In 000’s)	$7,490	$3,309	$4,181	126.4%
Barrels of Natural Gas Liquids Sold	1,650,000	1,284,000	366,000	28.5%
Average Price Received	$15.32	$20.25	$(4.93)	(24.4)%
Natural Gas Liquids Revenue (In 000’s)	$25,274	$25,996	$(722)	(2.8)%
Total Oil & Gas Revenue (In 000’s)	$177,513	$223,042	$(45,529)	(20.4)%

Oil and gas production expense decreased $2.7 million, or 5.7% to $45.0 million for the year ended December 31, 2025 from $47.7 million for the year ended December 31, 2024. These changes reflect fewer workover related costs in 2025 offset by increases in service rates related to recurring lease operating expenses.

Production and ad valorem taxes decreased $2.1 million, or 17.7% to $10.0 million for the year ended December 31, 2025 from $12.1 million for the year ended December 31, 2024. This decrease reflect the lower oil and natural gas liquid revenues partially offset by higher gas revenues during the year.

Field service income decreased $2.5 million or 25.3% to $8.4 million for the year ended December 31, 2025 from $10.9 million for the year ended December 31, 2024. Workover rig services, hot oil treatments, water hauling and salt water disposal represent the bulk of our field service operations. These changes reflect decreases in equipment utilization related to the sale of Eastern Oil Well Service Company, effective August 31, 2024.

Field service expense decreased $2.9 million, or 32.0% to $6.2 million for the year ended December 31, 2025 from $9.1 million for the year ended December 31, 2024. Field service expenses primarily consist of wages and vehicle operating expenses. These changes reflect decreases in equipment utilization related to the sale of Eastern Oil Well Service Company, effective August 31, 2024.

Depreciation, depletion, and amortization decreased $0.8 million, or 1.0% to $75.7 million for the year ended December 31, 2025 from $76.5 million for the year ended December 31, 2024.

General and administrative expense decreased $0.5 million, or 2.7% to $18.4 million for the year ended December 31, 2025 from $18.9 million for the year ended December 31, 2024. This decrease is primarily related lower to employee compensation, benefits and other corporate costs.

Interest and other income of $1.54 million for the ended December 31, 2025 includes distributions from Alabama Shopping Center Associates limited partnership, generated by the partnership's sale of the Prattville, Alabama center.

Interest expense increased $0.7 million, or 44.3% to $2.2 million for the year ended December 31, 2025 from $1.5 million for the year ended December 31, 2024. This increase reflects the higher interest and fee rates combined with borrowings throughout the twelve months of 2025 under our revolving credit agreement.

Tax expense of $4.2 million and $15.8 million were recorded for the years ended December 31, 2025 and 2024, respectively. The change in our income tax provision was primarily due to the decrease in pre-tax income for the year ended December 31, 2025.

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

On June 27, 2025, the Audit Committee (the “Committee”) of the Board of Directors of PrimeEnergy Resources Corporation approved the dismissal of Grassi & Co., CPAs, P.C. (“Grassi”) as the Company’s independent registered public accounting firm. On June 27, 2025 (the “Dismissal Date”), the Company notified Grassi of its dismissal effective immediately.

Grassi’s reports on the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2024 and 2023 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the fiscal years ended December 31, 2024 and 2023 and in the subsequent interim period through the Dismissal Date, there were (i) no disagreements between the Company and Grassi on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Grassi, would have caused Grassi to make reference to the subject matter of the disagreement in its reports on the consolidated financial statements for such years and (ii) no “reportable events” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

(Also, on June 27, 2025 (the “Engagement Date”), the Committee approved the engagement of Withum Smith+Brown, PC (“Withum”) as the Company’s independent registered public accounting firm. Withum was formally engaged on June 27, 2025.

During the Company’s fiscal years ended December 31, 2024 and 2023 and the subsequent interim period through the Engagement Date, neither the Company nor anyone on its behalf has consulted with Withum regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that Withum concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing, or financial reporting issue or (ii) any matter that was either the subject of a “disagreement” (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a “reportable event” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

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

Members of our management, including our chief executive officer and chief financial officer, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of December 31, 2025 the end of the period covered by this Report. Based upon that evaluation, these officers concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

As a result of this assessment, management concluded that, as of December 31, 2025, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

There have been no changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	OTHER INFORMATION.

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information relating to the Company’s Directors, nominees for Directors and executive officers and the Company’s insider trading policy will be included in the Company’s definitive proxy statement relating the Company’s Annual Meeting of Stockholders to be held on June 10, 2026, and which is incorporated herein by reference.

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

Information relating to executive compensation will be included in the Company’s definitive proxy statement relating to the Company’s Annual Meeting of Stockholders to be held on June 10, 2026, and which is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information relating to security ownership of certain beneficial owners and management will be included in the Company’s definitive proxy statement relating to the Company’s Annual Meeting of Stockholders to be held on June 10, 2026, and which is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information relating to certain transactions by Directors and executive officers of the Company will be included in the Company’s definitive proxy statement relating to the Company’s Annual Meeting of Stockholders to be held on June 10, 2026, and which is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information relating to principal accountant fees and services will be included in the Company’s definitive proxy statement relating to the Company’s Annual Meeting of Stockholders to be held on June 10, 2026, and which is incorporated herein by reference.

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

10.22.6.4

FOURTH AMENDMENT TO FOURTH AMENDED AND RESTATED CREDIT AGREEMENT, dated as of December 20, 2024, among PRIMEENERGY RESOURCES CORPORATION, a Delaware corporation (the “Borrower”), CITIBANK, N.A., as administrative agent (in such capacity, the “Administrative Agent”), each Guarantor party hereto, the Existing Lenders (incorporated herein by reference)

10.22.6.5

FIFTH AMENDMENT TO FOURTH AMENDED AND RESTATED CREDIT AGREEMENT (this “Amendment”), dated as of February 24, 2026 (the “Fifth Amendment Effective Date”), is among PRIMEENERGY RESOURCES CORPORATION, a Delaware corporation (the “Borrower”), CITIBANK, N.A., as administrative agent (in such capacity, the “Administrative Agent”), filed as exhibit 10.1 of PrimeEnergy Resources Corporation Form 8-K filed on February 27, 2026 and incorporated by reference.

19.1	Insider Trading Policy (filed as Exhibit 19.1 to PrimeEnergy Resources Corporation Annul Report on Form 10-K for the year ended December 31, 2024 and incorporated by reference).

21	Subsidiaries (filed as Exhibit 21 to PrimeEnergy Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2024 and incorporated herein by reference).

23	Consent of Ryder Scott Company, L.P. (filed herewith).

23.1	Consent of Grassi & Co., CPA’s P.C. (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

97.1

PrimeEnergy Resources Corporation Compensation Recoupment (CLAWBACK) Policy, (filed as exhibit 97.1 PrimeEnergy Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2023, and incorporated by reference).

99.1	Summary Reserve Report, dated February 6, 2026, of Ryder Scott Company, L.P. (filed herewith).

101.INS	Inline XBRL (eXtensible Business Reporting Language) Instance Document (filed herewith)

101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Item 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of April, 2026.

PrimeEnergy Resources Corporation

By:	/s/ Charles E. Drimal, Jr.
Charles E. Drimal, Jr.
Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 15th day of April, 2026.

/s/ Charles E. Drimal, Jr.	Chairman, Chief Executive Officer and President;
Charles E. Drimal, Jr.	Principal Executive Officer

/s/ Beverly A. Cummings	Director, Executive Vice President and Treasurer;
Beverly A. Cummings	Principal Financial Officer and Principal Accounting Officer

/s/ Clint Hurt	Director	/s/ Thomas S. T. Gimbel	Director
Clint Hurt		Thomas S. T. Gimbel

/s/ H. Gifford Fong	Director
H. Gifford Fong

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firms	F-2
Financial Statements
Consolidated Balance Sheets – As of December 31, 2025 and 2024	F-8
Consolidated Statements of Income – For the years ended December 31, 2025 and 2024	F-9
Consolidated Statements of Equity – For the years ended December 31, 2025 and 2024	F-10
Consolidated Statements of Cash Flows – For the years ended December 31, 2025 and 2024	F-11
Notes to Consolidated Financial Statements	F-12
Supplementary Information:
Capitalized Costs Relating to Oil and Gas Producing Activities, years ended December 31, 2025 and 2024	F-23
Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities, years ended December 31, 2025 and 2024	F-24
Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves, years ended December 31, 2025 and 2024	F-25
Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves, years ended December 31, 2005 and 2024	F-25
Reserve Quantity Information, years ended December 31, 2025 and 2024	F-25
Results of Operations from Oil and Gas Producing Activities, years ended December 31, 2025 and 2024	F-25
Notes to Supplementary Information	F-25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

PrimeEnergy Resources Corporation and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of PrimeEnergy Resources Corporation and subsidiaries (the “Company”) as of December 31, 2025, and the related consolidated statements of income, equity and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis of Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

The Impact of Proved Oil and Natural Gas Reserves on Depletion, Depreciation, and Amortization (“DD&A”) and Impairment Calculation

Critical Audit Matter Description

At December 31, 2025, the carrying value of the Company’s oil and gas properties was $293.8 million, and depreciation, depletion and amortization (“DD&A”) expense was $75.7 million for the year then ended. As described in Note 1, under the successful efforts method of accounting, capitalized costs of proved properties are depleted using the units of production method based on total proved, and proved producing reserves, as estimated by independent petroleum engineers. The Company’s proved oil and natural gas properties are evaluated for impairment utilizing the Company’s proved oil and natural gas reserves in accordance with accounting principles generally accepted in the United States of America.

The Company engages an independent petroleum reservoir engineering firm and an independent petroleum engineer to serve as a management specialist and to assist with the estimation of proved oil and natural gas reserves. To estimate the volume of proved oil and natural gas reserves and associated future net cash flows, management and their specialists make significant estimates and assumptions including forecasting the production decline rate of producing properties and forecasting the timing and volume of production associated with the Company’s development plan for proved undeveloped properties (“PUDs”). Proved reserve estimates are impacted by various inputs, including historical production, oil and gas price assumptions, and future operating and capital cost assumptions, among other factors. Proved oil and natural gas reserves are impacted by management’s judgments and estimates regarding the financial performance of wells associated with proved reserves to determine if wells are expected, with reasonable certainty, to be economical under the appropriate pricing assumptions required. Changes in significant assumptions or engineering data could have a significant impact on the amount of DD&A and impairment recorded for the Company’s proved oil and natural gas properties. Because of the complexity involved in estimating oil and gas reserves, the Company utilized independent petroleum engineers for the year ended December 31, 2025.

We identified the impact of proved oil and natural gas reserves on DD&A and the impairment assessment as a critical audit matter due to use of significant judgment by management, including the use of independent petroleum engineers as specialists, when developing the estimates of proved oil and natural gas reserves. This in turn led to a high degree of auditor judgment, determination of the inputs described above used by the petroleum engineers in estimating proved oil and gas reserves, subjectivity, and effort in performing procedures and evaluating audit evidence related to the significant assumptions used in developing those estimates of proved oil and natural gas reserves.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the evaluation of DD&A of oil and gas properties included the following, among others:

-

We obtained an understanding and evaluated the design of the Company’s controls over its process to calculate DD&A, including management’s controls over the completeness and accuracy of the financial data utilized by the engineers in estimating oil and gas reserves.

-

We evaluated the professional qualifications and objectivity of the Company’s independent petroleum reservoir engineering firm and engineers and their relationship to the Company who are responsible for the preparation of the proved oil and gas reserve estimates.

-

We engaged an independent third-party petroleum engineering specialist to perform a technical review of the Company’s reserves report audited by Company’s independent petroleum engineers with an effective date of 01/01/2026.

-	We read the reserve study and evaluated the methodologies and assumptions utilized by the Company’s independent engineers to ensure they were reasonable and in accordance with industry standards.

-

We compared the Company’s recent production with its reserve estimates for properties that have significant production or significant reserve quantities and inquired of disproportionate ratios that did not align with our expectations. Performing analytical procedures on pricing, reserve quantities and cost estimates developed by management and its specialists. Those procedures entailed comparisons of:

●	prices to historical benchmark prices, adjusted for pricing differentials,
●	production forecasts to recent historical actual production,
●	projections of lease operating costs to costs incurred by property during the year ended December 31, 2025,
●	projected production taxes to recent historical taxes incurred and to statutory tax rates, and
●	assessed the reasonableness of forecasted capital expenditures by comparing to recent drilling costs.

-	We performed retrospective review of estimates of proved oil and natural gas reserves to historical estimates to identify potential management bias in estimates.

-	We tested the mathematical accuracy of the DD&A and impairment calculations, including comparing the oil and gas reserve amounts used in the calculations to the Company’s reserve reports.

Other Matter

The consolidated financial statements of the Company, including the accompanying consolidated balance sheet, as of December 31, 2024, and the related consolidated statements of income, changes of equity, and cash flows for the year ended December 31, 2024 and the related notes were audited by Grassi & Co., CPAs, P.C., and rendered their opinion on such statements on April 15, 2025.

/s/ WithumSmith+Brown, PC

Houston, Texas United States

April 15, 2026

PCAOB ID 100

We have served as the Company's auditor since 2025.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

PrimeEnergy Resources Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of PrimeEnergy Resources Corporation and Subsidiaries (the “Company”) as of December 31, 2024, the related consolidated statements of income, equity and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ GRASSI & CO., CPAs, P.C.

We have served as the Company's auditor from 1989 to 2025.

Jericho, New York

April 15, 2025

PRIMEENERGY RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands of dollars, except share data)

	As of December 31,
	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$7,425	$2,549
Accounts receivable, net of an allowance for credit losses of $558 and $414, respectively	19,412	24,338
Prepaid assets	865	1,372
Other current assets	5	11
Total Current Assets	27,707	28,270
Property and Equipment
Oil and gas properties at cost	846,559	773,330
Less: Accumulated depletion and depreciation	(552,756)	(479,424)
	293,803	293,906
Field and office equipment at cost	13,073	14,643
Less: Accumulated depreciation	(11,433)	(12,712)
	1,640	1,931
Total Property and Equipment, Net	295,443	295,837
Other Assets	745	515
Total Assets	$323,895	$324,622

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$10,979	$16,329
Accrued liabilities	26,169	33,092

Due to related parties	17	34
Current portion of other long-term obligations	260	132
Asset retirement obligations	-	68
	37,425	49,655

Long-Term Bank Debt	-	4,000
Asset Retirement Obligations, net of current portion	14,337	13,799
Deferred Income Taxes	55,468	53,405
Other Long-Term Obligations	980	838
Total Liabilities	108,210	121,697

Commitments and Contingencies

Equity
Common stock, $.10 par value; 2025 and 2024: Authorized: 2,810,000 shares, outstanding 2025: 1,632,500 shares; outstanding 2024: 1,708,470 shares.	281	281
Paid-in capital	7,555	7,555
Retained earnings	287,385	261,073
Treasury stock, at cost; 2025: 1,177,500 shares; 2024: 1,101,530 shares	(79,536)	(65,984)
Total Stockholders’ Equity	215,685	202,925
Total Liabilities and Equity	$323,895	$324,622

The accompanying Notes are an integral part of these Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Thousands of dollars, except per share amounts)

	For the Years Ended December 31,
	2025	2024
Revenues and other income:
Oil	$144,749	$193,737
Natural gas	7,490	3,309
Natural gas liquids	25,274	25,996
Field service	8,396	10,852
Interest and other income, net	1,536	184
Gain on disposition of assets, net	1,607	3,718
	189,052	237,796
Costs and expenses:
Oil and gas production	44,983	47,705
Production and Ad valorem taxes	10,000	12,148
Field service	6,197	9,112
Depreciation, depletion and amortization	75,725	76,496
Accretion of discount on asset retirement obligations	1,046	733
General and administrative	18,380	18,883
Interest	2,231	1,546
	158,562	166,623
Income before income tax provision	30,490	71,173
Income tax provision	4,178	15,769
Net income attributable to common stockholders	$26,312	$55,404
Net Income per share attributable to Common Stockholders:
Basic	$15.85	$31.43
Diluted	$10.86	$21.95
Weighted average shares Outstanding:
Basic	1,659,635	1,762,644
Diluted	2,422,433	2,523,581

The accompanying Notes are an integral part of these Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Thousands of dollars, except share amounts)

	Common Stock		Additional
	Shares Outstanding	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2023	1,820,100	$281	$7,555	$205,669	$(52,555)	$160,950
Purchase of treasury shares, at cost	(111,630)	-	-	-	(13,429)	(13,429)
Net income	-	-	-	55,404	-	55,404
Balance at December 31, 2024	1,708,470	281	7,555	261,073	(65,984)	202,925
Purchase of treasury shares, at cost	(75,970)	-	-	-	(13,552)	(13,552)
Net income	-	-	-	26,312	-	26,312
Balance at December 31, 2025	1,632,500	$281	$7,555	$287,385	$(79,536)	$215,685

The accompanying Notes are an integral part of these Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of dollars)

	For the Years Ended December 31,
	2025	2024
Cash Flows from Operating Activities:
Net Income	$26,312	$55,404
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	75,725	76,496
Accretion of discount on asset retirement obligations	1,046	733
Gain on sale and exchange of assets	(1,607)	(3,718)
Provision for deferred income taxes	2,063	6,169
Allowance for credit losses (recovery)	144	(260)
Changes in assets and liabilities:
Accounts receivable	4,782	(3,777)
Due to related parties	(17)	(46)
Prepaid assets	510	(996)
Other current assets	6	27
Accounts payable	(5,351)	905
Accrued liabilities	(6,216)	(15,521)
Other assets	(271)	521
Other long-term liabilities	(392)	(28)
Net Cash Provided by Operating Activities	96,734	115,909
Cash Flows from Investing Activities:
Property expenditures	(75,954)	(119,239)
Proceeds from sale of properties and equipment	1,648	4,247
Net Cash Used in Investing Activities	(74,306)	(114,992)
Cash Flows from Financing Activities:
Purchase of treasury shares	(13,552)	(13,429)
Proceeds from long-term bank debt	111,500	110,500
Repayment of long-term bank debt and other long-term obligations	(115,500)	(106,500)
Net Cash Used in Financing Activities	(17,552)	(9,429)
Net (Decrease) Increase in Cash and Cash Equivalents	4,876	(8,512)
Cash and Cash Equivalents at the Beginning of the Year	2,549	11,061
Cash and Cash Equivalents at the End of the Year	$7,425	$2,549
Supplemental Disclosures:
Income taxes paid during the year	$6,676	$113
Interest paid during the year	$2,591	$1,033
Non-cash investing Transactions
Increase(decrease) in accrued capital expenditures for oil and natural gas properties	$(707)	$25,704
Oil and natural gas property costs attributable to the recognition of asset
retirement obligations	$86	$(722)

The accompanying Notes are an integral part of these Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Operations and Significant Accounting Policies

Nature of Operations:

PrimeEnergy Resources Corporation (“PERC”), a Delaware corporation, was organized in March 1973 and is engaged in the development, acquisition and production of oil and natural gas properties. PrimeEnergy Resources Corporation and its subsidiaries are herein referred to as the “Company.” The Company owns leasehold, mineral and royalty interests in producing and non-producing oil and gas properties across the United States, primarily in Oklahoma, and Texas. The Company operates approximately 508 active wells and owns non-operating interests and royalties in approximately 1,128 additional wells. Additionally, the Company provides well-servicing support operations, site-preparation and construction services for oil and gas drilling and reworking operations, both in connection with the Company’s activities and providing contract services for third parties. The Company is publicly traded on the Nasdaq stock market under the symbol “PNRG.” PERC owns EOWS Midland Company (“EMID”) which perform oil and gas field servicing. PERC also owns Prime Operating Company (“POC”), which serves as operator for producing oil and gas properties owned by the Company. The markets for the Company’s products are highly competitive, as oil and gas are commodity products and prices depend upon numerous factors beyond the control of the Company, such as economic, political and regulatory developments and competition from alternative energy sources.

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

Subsequent Events:

Subsequent events have been evaluated through the date that the consolidated financial statements were issued. During this period, there were no material subsequent items requiring disclosure, other than as stated in notes 4 and 5, to these consolidated financial statements.

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

Oil and gas properties:

The Company utilizes the successful efforts method of accounting for its oil and gas properties. Under this method, all costs associated with productive wells and nonproductive development wells are capitalized while nonproductive exploration costs and geological and geophysical expenditures are expensed. Oil and gas leasehold acquisition costs are capitalized when incurred and included as unproved oil and gas properties in the consolidated balance sheets. The Company does not carry the costs of drilling an exploratory well as an asset in its consolidated balance sheets following the completion of drilling unless both of the following conditions are met: (i) the well has found a sufficient quantity of reserves to justify its completion as a producing well and (ii) the Company is making sufficient progress assessing the reserves and the economic and operating viability of the project. The Company’s exploratory wells include extension wells that extend the limits of a known reservoir. Due to the capital intensive nature and the geographical location of certain projects, it may take an extended period of time to evaluate the future potential of an exploration project and the economics associated with making a determination on its commercial viability. In these instances, the project’s feasibility is not contingent upon price improvements or advances in technology, but rather the Company’s ongoing efforts and expenditures related to accurately predicting the hydrocarbon recoverability based on well information, gaining access to other companies’ production data in the area, transportation or processing facilities, and/or getting partner approval to drill additional appraisal wells. These activities are ongoing and being pursued constantly. Consequently, the Company’s assessment of suspended exploratory/extension well costs is continuous until a decision can be made that the project has found sufficient proved reserves to sanction the project or is determined to be noncommercial and is charged to exploration and abandonments expense. As of December 31, 2025 and 2024, the Company had no such suspended well costs.

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

Revenue recognition:

The majority of the Company’s production is operated by third party operators where we elect to market our products under the joint operating agreements. Accordingly, we receive our proportionate share of revenue proceeds for production sold by the operator under the operator’s marketing agreements. The Company recognizes revenue net of any costs incurred by the operator or its purchasers in the related period of production. Revenues are also received net of production taxes which are recorded separately in other production and ad valorem taxes.

The Company recognizes revenue related to production from properties operated by the Company when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Revenues are recorded net to our interest and subject to royalties. Each unit of production typically represents a separate performance obligation; therefore, future volumes are wholly unsatisfied therefore the transaction price allocated to a remaining performance obligation is not required. The Company believes that the disaggregation of revenue into these three products as presented in the consolidated financial statements of income appropriately depicts how the nature, amount, timing and uncertainty of revenue and cashflows are affected by economic factors based on its geographic location.

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

Asset Retirement Obligation:

The asset retirement obligation primarily represents the estimated present value of the amount the Company will incur to plug, abandon and remediate producing properties at the end of their productive lives, in accordance with applicable state laws. The Company determined its asset retirement obligation by calculating the present value of estimated cash flows related to the liability. The asset retirement obligation is recorded as a liability at its estimated present value at its inception, with an offsetting increase to producing properties. Periodic accretion of discount of the estimated liability is recorded as an expense in the consolidated statements of income.

Income Taxes:

The Company follows the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recorded for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the tax rate in effect for the year in which those temporary differences are expected to turn around. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the year of the enacted rate change. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that the related tax benefits will not be realized. As of December 31, 2025 and 2024, the Company had no valuation allowance.

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

Earnings Per Common Share:

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the weighted average number of common shares outstanding adjusted for the weighted average effect of dilutive common stock equivalents using the treasury share method.

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

Recent Accounting Pronouncements:

In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning January 1, 2025, with early adoption permitted. The Company adopted ASU 2023-09 as of January 1, 2025, with retrospective application. The adoption did not have a material impact on the Company’s consolidated financial statements.

In November 2024, the Financial Accounting Standards Board (FASB) issued ASU 2024-03 “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” requiring disclosure of specified information about certain costs and expenses. ASU 2024-03 is effective for annual periods beginning January 1, 2027, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on its consolidated financial statement disclosures.

2. Acquisitions and Dispositions

2025 Transactions:

In the third quarter of 2025, the Company sold 76 net acres in Glasscock County, Texas, receiving gross proceeds of $950,000.

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

3. Additional Balance Sheet Information

Accounts receivable at December 31, 2025 and 2024 consisted of the following:

	December 31,		January 1,
(Thousands of dollars)	2025	2024	2024
Joint interest billings	$1,576	$2,413	$2,560
Trade receivables	693	958	2,345
Oil and gas sales	17,595	21,211	14,457
Taxes	0	0	1,458
Other	106	170	155
Allowance for credit losses	(558)	(414)	(674)
Total	$19,412	$24,338	$20,301

Accounts payable at December 31, 2025 and 2024 consisted of the following:

	December 31,
(Thousands of dollars)	2025	2024
Trade	$6,531	$12,038
Royalty and other owners	4,113	3,607
Partner advances	311	511
Other	24	173
Total	$10,979	$16,329

Accrued liabilities at December 31, 2025 and 2024 consisted of the following:

	December 31,
(Thousands of dollars)	2025	2024
Compensation and related expenses	$10,708	$10,668
Property costs	6,852	7,578
Taxes	4,546	9,524
Lease operating costs	3,492	4,263
Other	553	1,059
Total	$26,169	$33,092

4. Long-Term Debt

Bank Debt:

On July 5, 2022, the Company and its lenders entered into a Fourth Amended and Restated Credit Agreement (the “2022 Credit Agreement”) with a maturity date of June 1, 2026. Under the 2022 Credit Agreement, the Company has a revolving line of credit and letter of credit facility of up to $300 million subject to a borrowing base that is determined semi-annually by lenders based upon the Company’s consolidated financial statements and the estimated value of the Company’s oil and gas properties, in accordance with the Lenders’ customary practices for oil and gas loans. The initial borrowing base of the agreement is $75 million. The credit facility is secured by substantially all of the Company’s oil and gas properties. The 2022 Credit Agreement includes terms and covenants that require the Company to maintain a minimum current ratio and total indebtedness to EBITDAX (earnings before depreciation, depletion, amortization, taxes, interest expense and exploration costs) ratio, as defined, and restrictions are placed on the payment of dividends, the amount of treasury stock the Company may purchase, and commodity hedge agreements.

In 2023 , in lieu of formal amendments, a series of letter agreements authorized by all lenders of the 2022 Credit Agreement and the Company resulted in changes to the amount of the Borrowing Base available throughout the year. The Borrowing Base availability at December 31, 2023 was $ 65 million .

Effective February 9, 2024, the Company and its lenders entered into the Second Amendment to the 2022 Credit Agreement. This amendment included an increase of the Borrowing Base from $65 million to $85 million.

Effective July 29, 2024, the Company and its lenders entered into the Third Amendment to the 2022 Credit Agreement, increasing the Borrowing Base from $85 million to $115 million.

Effective December 20, 2024, the Company and its lenders entered into the Fourth Amendment to the 2022 Credit Agreement, reaffirming the credit agreement at $115 million. The Borrowing base remained in effect until the next Redetermination Date, June 2025, or the date the Borrowing Base is next adjusted in accordance with the Credit Agreement. As of December 31, 2024, the Company had $4 million in outstanding borrowings and $111 million in availability. The prime rate in effect for December 2024, was 7.50%. The $4 million in outstanding borrowings was considered prime rate borrowings, and were subject to utilization percentage of 2.25%. The effective rate for this borrowing balance at December 31, 2024, was 9.75%.

The prime rate in effect for December 2025, was 6.75%.  Any borrowings the Company entered into would be subject to effective rates that are equal to the current prime rate plus a utilization percentage as required by the 2022 Credit Agreement. As of December 31, 2025, the Company had no outstanding borrowings and $115 million in availability under the credit facility.

Effective February 24, 2026, the Company and its lenders entered into a Fifth Amendment to the 2022 Credit Agreement. All parties agreed to the reaffirmation of the Borrowing base of $115 million and the agreed amount will remain in effect until the next schedule redetermination or the date the Borrowing base is next adjusted in accordance with the credit agreement. The agreement also lowers the borrowing base utilization percentages and any term adjustment rates applied to SOFR or ABR loans as applicable.

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

On February 10, 2026, the Company entered into a twelve-month lease extension agreement, effective March 1, 2026, with the landlord of the Company’s Houston office. Additional future payments due for this new lease for the years ending December 31, 2026 and 2027 will be $538 thousand and $107 thousand, respectively.

The payment schedule for the Company’s operating lease obligations as of December 31, 2025 is as follows:

(Thousands of dollars)	Operating Leases
2026	$291
2027	127
2028	27

Total undiscounted lease payments	445
Less: Amount associated with discounting	(62)
Total net operating lease liabilities	383
Less: Current portion of other long-term obligations	260
Non-current portion included in Other long-term obligations	$123

Asset Retirement Obligation:

A reconciliation of the liability for plugging and abandonment costs for the years ended December 31, 2025 and 2024 is as follows:

	Years Ended December 31,
(Thousands of dollars)	2025	2024
Asset retirement obligation at beginning of period	$13,867	$15,153
Net wells placed on production	86	210
Liabilities settled	(654)	(947)
Dispositions	(8)	(350)
Accretion expense	1,046	733
Revisions in estimated liabilities	0	(932)
Asset retirement obligation at end of period	14,337	13,867
Less: Current portion included in Current portion of asset retirement and other long-term obligations	0	68
Long-term Asset Retirement Obligations	$14,337	$13,799

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

7. Stock Options and Other Compensation

In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. At December 31, 2025 and 2024, options on 767,500 shares were outstanding and exercisable at prices ranging from $1.00 to $1.25. According to their terms, the options have no expiration date.

8. Income Taxes

The components of the provision for income taxes for the years ended December 31, 2025 and 2024 are as follows:

	Years Ended December 31,
(Thousands of dollars)	2025	2024
Current:
Federal	$1,860	$8,545
State	255	1,055
Total current	2,115	9,600
Deferred:
Federal	1,939	6,080
State	124	89
Total deferred	2,063	6,169
Total income tax provision	$4,178	$15,769

The components of net deferred tax assets and liabilities are as follows:

	At December 31,
(Thousands of dollars)	2025	2024
*Deferred Tax Assets:
Accrued liabilities	$880	$279
Allowance for credit losses	126	93
Partnership basis difference	0	114
State Net operating loss carry-forwards	304	212
Total deferred tax assets	1,310	698
Deferred Tax Liabilities:
Depletion and depreciation	56,778	54,103
Total deferred tax liabilities	56,778	54,103
Net deferred tax liabilities	$55,468	$53,405

The total provision for income taxes for the years ended December 31, 2025 and 2024 varies from the federal statutory tax rate as a result of the following:

	December 31,		December 31,
(Thousands of dollars)	2025		2024
Expected tax expense	$6,403	21.0%	$14,946	21.0%
Permanent differences	763	2.5%	880	1.2%
State income tax, net of federal benefit	247	0.8%	834	1.2%
Provision to return adjustment	(2,624)	(8.6)	(679	(1.0)%
Tax credits	(461)	(1.5)%	(599	(0.8)%
Other, Net	(150)	(0.5)%	387	0.5%
Total income tax provision	$4,178	13.7%	$15,769	22.2%

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

The Company has not recorded any provision for uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The 2004, 2005, 2006, 2009 and 2017 federal income tax returns have been audited by the Internal Revenue Service. Returns for unexamined earlier years may be examined and adjustments made to the amount of percentage depletion and AMT credit carryforwards flowing from those years into an open tax year, although in general no assessment of income tax may be made for those years on which the statute has closed. Federal and State returns for the years 2022 through 2024 remain open for examination by the relevant taxing authorities.

9. Segment Information and Major Customers

The Company operates in one industry – oil and gas exploration, development, operation and servicing. The Company’s oil and gas activities are entirely in the United States. The Company sells its oil and natural gas and liquids production to a number of direct purchasers under direct contracts or through other operators under joint operating agreements. Listed below are the purchasers of the Company’s production which represented more than 10% of the Company’s sales for the years ended 2025 and 2024.

Net income (loss) before income taxes is the measure reported to the chief operating decision maker (CODM) for purposes of making decisions about allocating resources and assessing performance. This measure allows our management to effectively evaluate our operating performance and compare the results between periods. The CODM is our Chief Executive Officer.

	2025	2024
Oil:
DE Central Operating, LLC.	53%	44%
Civitas Resources Inc.	12%	20%
APA Corporation.	18%	12%

Natural gas and liquids:
DE Central Operating, LLC.	40%	30%
Civitas Resources Inc.	26%	22%
APA Corporation.	15%	19%

Although there are no long-term oil and gas purchasing agreements with these purchasers, the Company believes that they will continue to purchase its oil and gas products and, if not, could be replaced by other purchasers.

10. Related Party Transactions

Amounts due to or from related parties primarily represent receipts or expenses, related to oil and gas properties, collected or paid by the Company as agent for the joint venture partners, which may include members of the Company’s Board of Directors. Amounts due to related party were $17 thousand and $34 thousand, at December 31, 2025 and 2024, respectively.

11. Salary Deferral Plan

The Company maintains a salary deferral plan (the “Plan”) in accordance with Internal Revenue Code Section 401(k), as amended. The Plan provides for matching contributions, of which $320,916 and $349,554 were made in 2025 and 2024, respectively.

12. Earnings per Share

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

	Years Ended December 31,
	2025			2024
	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount
Basic	$26,312	1,659,635	$15.85	$55,404	1,762,644	$31.43
Effect of dilutive securities:
Options		762,798			760,937
Diluted	$26,312	2,422,433	$10.86	$55,404	2,523,581	$21.95

PRIMEENERGY RESOURCES CORPORATION AND SUBSIDIARIES

UNAUDITED SUPPLEMENTARY INFORMATION

Net Proved Oil, NGL and Natural Gas Reserves

The reserves engineers for Prime Energy Resources for the years ended December 31, 2025 and 2024, was Ryder Scott Company.

In accordance with SEC regulations, the reserves as of December 31, 2025 and 2024 were estimated using benchmark prices, which reflect adjustments to the benchmark prices for quality, certain transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price received at the delivery point. Prime Energy Resources reports reserves in three streams; crude oil, natural gas and NGLs.

The SEC has defined proved reserves as the estimated quantities of crude oil, natural gas, and NGLs that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. The process of estimating crude oil, natural gas and NGLs reserves is complex, requiring significant decisions in the evaluation of available geological, geophysical, engineering and economic data. The data for a given property may also change substantially over time as a result of numerous factors, including additional development activity, evolving production history and a continual reassessment of the viability of production under changing economic conditions. As a result, material revisions to existing reserve estimates occur from time to time. Although every reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the subjective decisions and variances in available data for various properties increase the likelihood of significant changes in these estimates. If such changes are material, they could significantly affect future amortization of capitalized costs and result in impairment of assets that may be material.

The following tables provide an analysis of the changes in estimated proved reserve quantities of crude oil, natural gas and NGLs for the years ended December 31, 2025 and 2024, all of which are located within the United States (in thousands):

	Year ended December 31, 2025
	Crude Oil	Natural Gas	Liquids	Total
	(Bbl)	(Mcf)	(Bbl)	Boe
Proved reserves as of December 31, 2024	10,609	45,815	8,267	26,512
Revisions of previous estimates	(1,115)	16,667	212	1,875
Extensions, discoveries and other additions	3,046	7,886	1,215	5,575
Production	(2,286)	(9,826)	(1,650)	(5,574)
Sales of minerals in place	―	―	―	―
Purchase of minerals in place	―	―	―	―
Proved reserves as of December 31, 2025	10,254	60,542	8,044	28,388
Proved developed reserves
Beginning of year	7,443	37,489	6,597	20,288
End of year	7,432	53,786	6,981	23,377
Proved undeveloped reserves
Beginning of year	3,166	8,326	1,670	6,224
End of year	2,822	6,756	1,063	5,011

PRIMEENERGY RESOURCES CORPORATION AND SUBSIDIARIES

UNAUDITED SUPPLEMENTARY INFORMATION

	Year ended December 31, 2024
	Crude Oil	Natural Gas	Liquids	Total
	(Bbl)	(Mcf)	(Bbl)	Boe
Proved reserves as of December 31, 2023	12,011	49,219	8,832	29,046
Revisions of previous estimates	(2,198)	(4,824)	(1,083)	(4,085)
Extensions, discoveries and other additions	3,352	9,186	1,802	6,685
Production	(2,556)	(7,766)	(1,284)	(5,134)
Sales of minerals in place	―	―	―	―
Purchase of minerals in place	―	―	―	―
Proved reserves as of December 31, 2024	10,609	45,815	8,267	26,512
Proved developed reserves
Beginning of year	5,757	24,749	3,676	13,558
End of year	7,443	37,489	6,597	20,288
Proved undeveloped reserves
Beginning of year	6,254	24,470	5,156	15,488
End of year	3,166	8,326	1,670	6,224

For the year ended December 31, 2025, Prime Energy Resources had positive revisions of previous estimates of 1.9 million BOE, primarily attributable to the netted positive gas and NGL volumes that contributed 3.0 million BOE and $36 million of PV 10 value. This was offset by 1.1 million BOE of netted negative oil that removed $18 million of PV 10. Known positive and known negative amounts were not significant.

For the year ended December 31, 2025, extensions, discoveries and other additions resulted primarily from 37 new proved undeveloped locations adding 5.0 million BOE. The remaining volumes added from proved producing wells was 563,401 BOE. The 2025 and 2024 extensions and discoveries reflect the drilling activity in the Company’s West Texas and Mid-Continent areas. The Company is employing technologies to establish proved reserves that have been demonstrated to provide consistent results capable of repetition. The technologies and economic data being used in the estimation of its proved reserves include, but are not limited to, electrical logs, radioactivity logs, geologic maps, production data and well test data. The estimated reserves of wells with sufficient production history are estimated using appropriate decline curves. Estimated reserves of producing wells with limited production history and for undeveloped locations are estimated using performance data from analogous wells in the area. These wells are considered analogous based on production performance from the same formation and with similar completion techniques. Future development plans are reflective of the current commodity prices and have been established based on an expectation of available cash flows from operations and availability under our revolving credit facility.

Standardized measure of discounted future net cash flows relating to proved crude oil and natural gas reserves

The standardized measure of discounted future net cash flows does not purport to be, nor should it be interpreted to present, the fair value of the oil, NGL and natural gas reserves of the property. An estimate of fair value would take into account, among other things, the recovery of reserves not presently classified as proved, the value of proved properties and consideration of expected future economic and operating conditions.

The estimates of future cash flows and future production and development costs as of December 31, 2025 and 2024 are based on realized prices, which reflect adjustments to the benchmark prices for quality, certain transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price received at the delivery point. All prices are held flat over the forecast period for all reserve categories in calculating the discounted future net cash flows. Any effect from the commodity hedges is excluded. In accordance with SEC regulations, the proved reserves were anticipated to be economically producible from the "as of date" forward based on existing economic conditions, including prices and costs at which economic producibility from a reservoir was determined. These costs, held flat over the forecast period, include development costs, operating costs, ad valorem and production taxes and abandonment costs after salvage. Future income tax expenses would have been computed using the appropriate year-end statutory tax rates applied to the future pretax net cash flows from proved oil, NGL and natural gas reserves, less the tax basis of the oil and natural gas properties of Prime Energy Resources. The estimated future net cash flows are then discounted at a rate of 10%.

PRIMEENERGY RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO SUPPLEMENTARY INFORMATION

(Unaudited)

The following table presents the standardized measure of discounted future net cash flows relating to proved oil, NGL and natural gas reserves for the periods presented (in thousands):

	December 31,
	2025	2024
Future cash inflows	$902,367	$981,343
Future production costs	(344,921)	(374,816)
Future development and abandonment costs	(110,857)	(105,811)
Future income taxes	(94,413)	(105,150)
Future net cash flows	352,176	395,566
10% annual discount for estimated timing of cash flows	(125,993)	(122,521)
Standardized measure of discounted future net cash flows	$226,183	$273,045

It is not intended that the FASB's standardized measure of discounted future net cash flows represent the fair market value of the proved reserves of Prime Energy Resources. Prime Energy Resources cautions that the disclosures shown are based on estimates of proved reserve quantities and future production schedules which are inherently imprecise and subject to revision, and the 10% discount rate is arbitrary. In addition, prices and costs as of the measurement date are used in the determinations, and no value may be assigned to probable or possible reserves.

The following table presents the changes in the standardized measure of discounted future net cash flows relating to proved oil, NGL and natural gas reserves for the periods presented (in thousands):

	December 31,
	2025	2024
Standardized measure of discounted future net cash flows at January 1	$273,045	$278,048
Net change in prices and production costs	(77,979)	(40,024)
Changes in estimated future development and abandonment costs	(4,461)	70,002
Sales of crude oil and natural gas produced, net of production costs	(122,530)	(223,042)
Extensions, discoveries and improved recoveries, less related costs	30,037	24,848
Purchases of minerals in place	―	―
Sales of minerals in place	―	(1,371)
Revisions of previous quantity estimates	17,537	(39,149)
Development costs incurred during the period	88,462	―
Change in income taxes	9,918	8,896
Accretion of discount	34,563	27,805
Change in timing of estimated future production and other	(22,409)	167,032
Net change	(46,862)	(5,003)
Standardized measure of discounted future net cash flows at December 31	$226,183	$273,045

Estimates of economically recoverable oil, NGL and natural gas reserves and of future net cash flows are based upon a number of variable factors and assumptions, all of which are, to some degree, subjective and may vary considerably from actual results. Therefore, actual production, revenues, development and operating expenditures may not occur as estimated. The reserve data are estimates only, are subject to many uncertainties and are based on data gained from production histories and on assumptions as to geologic formations and other matters. Actual quantities of oil, NGL and natural gas may differ materially from the amounts estimated.