Form 10-Q
period 2026-03-31
PRIMEENERGY RESOURCES CORP
filed 2026-05-20
CIK 56868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

The number of shares outstanding of each class of the Registrant’s Common Stock as of May 11, 2026 was: Common Stock, $0.10 par value 1,618,000 shares.

PrimeEnergy Resources Corporation

Index to Form 10-Q

March 31, 2026

Page

Definitions of Certain Terms and Conventions Used Herein
Cautionary Statement Concerning Forward-Looking Statements
Part I—Financial Information
Item 1. Financial Statements
Condensed Consolidated Balance Sheets – March 31, 2026 (unaudited) and December 31, 2025	1
Condensed Consolidated Statements of Income – For the three months ended March 31, 2026 and 2025 (unaudited)	2
Condensed Consolidated Statements of Equity – For the three months ended March 31, 2026 and 2025 (unaudited)	3
Condensed Consolidated Statements of Cash Flows – For the three months ended March 31, 2026 and 2025 (unaudited)	4
Notes to Condensed Consolidated Financial Statements – March 31, 2026 (unaudited)	5-9
Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operation	10-17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	17
Item 4. Controls and Procedures	17
Part II - Other Information
Item 1. Legal Proceedings	18
Item 1A. Risk Factors	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3. Defaults Upon Senior Securities	18
Item 4. Reserved	18
Item 5. Other Information	18
Item 6. Exhibits	19
Signatures	21

Definitions of Certain Terms and Conventions Used Herein

Within this Report, the following terms and conventions have specific meanings:

Measurements.

●	“Bbl” means a standard barrel containing 42 United States gallons.

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

PART I—FINANCIAL INFORMATION

Item 1.         FINANCIAL STATEMENTS

PRIMEENERGY RESOURCES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of dollars, except share data)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$19,373	$7,425
Accounts receivable, net of an allowance for credit losses of $558	20,584	19,412
Prepaid obligations	928	865
Other current assets	5	5
Total Current Assets	40,890	27,707
Property and Equipment
Oil and gas properties, at cost	847,837	846,559
Less: Accumulated depletion and depreciation	(569,379)	(552,756)
	278,458	293,803
Field and office equipment, at cost	13,207	13,073
Less: Accumulated depreciation	(11,426)	(11,433)
	1,781	1,640
Total Property and Equipment, Net	280,239	295,443
Other Assets	1,166	745
Total Assets	$322,295	$323,895

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$7,557	$10,979
Accrued liabilities	26,737	26,169
Due to related parties	22	17
Current portion of other long-term obligations	721	260
Asset retirement obligations	1,681	—
Derivative liability	1,936	—
Total Current Liabilities	38,654	37,425

Asset Retirement Obligations, net of current portion	12,921	14,337
Deferred Income Taxes	52,372	55,468
Other Long-Term Obligations, net of current portion	946	980
Total Liabilities	104,893	108,210
Commitments and Contingencies
Equity
Common stock, $.10 par value; 2026 and 2025: Authorized and issued: 2,810,000 shares, outstanding 2026: 1,618,000; outstanding 2025: 1,632,500 shares	281	281
Paid-in capital	7,555	7,555
Retained earnings	291,724	287,385
Treasury stock, at cost; 2026: 1,192,000 shares; 2025: 1,177,500	(82,158)	(79,536)
Total Equity	217,402	215,685
Total Liabilities and Equity	$322,295	$323,895

The accompanying Notes are an integral part of these Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME – Unaudited

Three Months Ended March 31, 2026 and 2025

(Thousands of dollars, except per share amounts)

	2026	2025
Revenues and other income:
Oil	$35,371	$32,666
Natural gas	(1,022)	6,029
Natural gas liquids	5,178	8,529
Field service	1,786	2,145
Interest and other income, net	11	68
Unrealized (loss) on derivative instruments	(1,936)	—
Gain on disposition of assets, net	16	619
	39,404	50,056
Costs and expenses:
Oil and gas production	9,714	9,519
Production and advalorem taxes	3,195	3,271
Field service	1,181	1,859
Depreciation, depletion and amortization	16,709	20,358
Accretion of discount on asset retirement obligations	265	183
General and administrative	2,839	2,903
Interest	270	590
	34,173	38,683
Income before income taxes	5,231	11,373
Income tax provision	892	2,239
Net income attributable to common stockholders	$4,339	$9,134
Net Income per share attributable to Common Stockholders:
Basic	$2.67	$5.40
Diluted	$1.82	$3.72
Weighted average shares Outstanding:
Basic	1,624,650	1,692,445
Diluted	2,387,911	2,456,003

The accompanying Notes are an integral part of these Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY – Unaudited

Three Months Ended March 31, 2026 and 2025

(Thousands of dollars, except share amounts)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2024	1,708,470	$281	$7,555	$261,073	$(65,984)	$202,925
Purchase of treasury stock	(36,000)	—	—	—	(7,095)	(7,095)
Net Income	—	—	—	9,134	—	9,134
Balance at March 31, 2025	1,672,470	$281	$7,555	$270,207	$(73,079)	$204,964

Balance at December 31, 2025	1,708,470	$281	$7,555	$287,385	$(79,536)	$215,685
Purchase of treasury stock	(14,500)	—	—	—	(2,622)	(2,622)
Net Income	—	—	—	4,339	—	4,339
Balance at March 31, 2026	1,693,970	$281	$7,555	$291,724	$(82,158)	$217,402

The accompanying Notes are an integral part of these Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

Three Months Ended March 31, 2026 and 2025

(Thousands of dollars)

	2026	2025
Cash Flows from Operating Activities:
Net Income	$4,339	$9,134
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization	16,709	20,358
Accretion of discount on asset retirement obligations	265	183
Gain on sale and exchange of assets	(16)	(619)
Unrealized loss on derivative instruments	1,936	—
Provision for deferred income taxes	(3,096)	1,999
Changes in assets and liabilities:
Accounts receivable	(1,172)	(93)
Prepaids assets	(63)	(40)
Other current assets	—	(3)
Other assets	(422)	(842)
Accounts payable	(3,422)	(1,943)
Accrued liabilities	568	9,170
Due to related parties	5	35
Other liabilities	426	847
Net Cash Provided by Operating Activities	16,057	38,186
Cash Flows from Investing Activities:
Property expenditures	(1,503)	(34,660)
Proceeds from sale of properties and equipment	16	619
Net Cash Used in Investing Activities	(1,487)	(34,041)
Cash Flows from Financing Activities:
Purchase of stock for treasury	(2,622)	(7,095)
Proceeds from long-term bank debt	—	24,000
Repayment of long-term bank debt and other long-term obligations	—	(21,500)
Net Cash Used in Provided by Financing Activities	(2,622)	(4,595)
Net increase (decrease) in Cash and Cash Equivalents	11,948	(450)
Cash and Cash Equivalents at the Beginning of the Period	7,425	2,549
Cash and Cash Equivalents at the End of the Period	$19,373	$2,099
Supplemental Disclosures:
Income taxes paid during the period	$—	$—
Interest paid	$359	$768

Non-Cash Investing Transactions
Increase (Decrease) in accrued capital expenditures for oil and natural gas properties	$(327)	$5

The accompanying Notes are an integral part of these Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(1) Basis of Presentation:

The accompanying condensed consolidated financial statements of PrimeEnergy Resources Corporation (“PrimeEnergy” or the “Company”) have not been audited by independent public accountants. Pursuant to applicable Securities and Exchange Commission (“SEC”) rules and regulations, the accompanying interim financial statements do not include all disclosures presented in annual financial statements and the reader should refer to the Company’s Form 10-K for the year ended December 31, 2025. In the opinion of management, the accompanying interim consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s consolidated balance sheets as of March 31, 2026, and December 31, 2025, the consolidated results of operations, cash flows and equity for the three months ended March 31, 2026, and 2025.

As of March 31, 2026, PrimeEnergy’s significant accounting policies are consistent with those discussed in Note 1—Description of Operations and Significant Accounting Policies of its consolidated financial statements contained in PrimeEnergy’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The results for interim periods are not necessarily indicative of annual results. For purposes of disclosure in the consolidated financial statements, subsequent events have been evaluated through the date the statements were issued.

(2) Acquisitions and Dispositions

In the first quarter of 2025, the Company recognized a gain of $619,000 on the disposition of a workover rig related to our service company.

In the first quarter of 2026, the Company had no significant acquisitions or dispositions.

(3) Additional Balance Sheet Information:

Certain balance sheet amounts are comprised of the following:

(Thousands of dollars)	March 31, 2026	December 31, 2025
Accounts Receivable:
Joint interest billing	$1,353	$1,576
Trade receivables	908	693
Oil and gas sales	18,854	17,595
Other	27	106
Less: Allowance for credit losses	(558)	(558)
Total	$20,584	$19,412
Accounts Payable:
Trade	$3,115	$6,531
Royalty and other owners	4,099	4,113
Partner advances	311	311
Other	32	24
Total	$7,557	$10,979
Accrued Liabilities:
Compensation and related expenses	$4,826	$10,708
Property costs	6,525	6,852
Taxes	9,792	4,564
Lease operating costs	5,112	3,492
Other	482	553
Total	$26,737	$26,169

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

Through a series of amendments since origination the borrowing base determination was adjusted to be $115 million during June 2025. The prime rate in effect for December 2025, was 6.75%.  Any borrowings the Company entered into would be subject to effective rates that are equal to the current prime rate plus a utilization percentage as required by the 2022 Credit Agreement. As of December 31, 2025, the Company had no outstanding borrowings and $115 million in availability under the credit facility.

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

The prime rate in effect through March 2026, remained at 6.75%. Any borrowings the Company entered into would be subject to effective rates that are equal to the current prime rate plus a utilization percentage as required by the 2022 Credit Agreement and subsequent amendments. As of March 31, 2026, the Company had no outstanding borrowings and $115 million in availability under the credit facility. Currently, through the date of this reported filing, the Company has no outstanding borrowings and no changes in the amount available for the Company’s under the credit facility.

(5) Other Long-Term Obligations and Commitments:

Operating Leases:

The Company leases office facilities under operating leases and recognizes lease expense on a straight-line basis over the lease term. Lease assets and liabilities are initially recorded at commencement date based on the present value of lease payments over the lease term. As most of the Company’s lease contracts do not provide an implicit discount rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The weighted average discount rate used was 9.17%. Certain leases may contain variable costs above the minimum required payments and are not included in the right-of-use assets or liabilities. Leases may include renewal, purchase or termination options that can extend or shorten the term of the lease. The exercise of those options is at the Company’s sole discretion and is evaluated at inception and throughout the contract to determine if a modification of the lease term is required. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

On February 10, 2026, the Company entered into a twelve-month lease extension agreement, effective March 1, 2026, with the landlord of the Company’s Houston office.

The payment schedule for the Company’s operating lease obligations as of March 31, 2026 is as follows:

(Thousands of dollars)	Operating Leases
2026 (remaining)	$622
2027	235
2028	27
Total undiscounted lease payments	884
Less: Amount associated with discounting	(78)
Total net operating lease liabilities	806
Less: Current portion of other long-term obligations	721
Non-current portion included in Other long-term obligations	$85

Asset Retirement Obligation:

A reconciliation of the liability for plugging and abandonment costs for the three months ended March 31, 2026 is as follows:

(Thousands of dollars)	March 31, 2026
Asset retirement obligations at December 31, 2025	$14,337
Net wells placed in production	-
Liabilities settled	-
Accretion of discount	265
Asset retirement obligations at March 31, 2026	$14,602
Less current portion of asset retirement obligations	1,681
Asset retirement obligations, long-term	$12,921

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

(7) Stock Options and Other Compensation:

In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. At March 31, 2026 and 2025, remaining options held by two key executive officers on 767,500 shares were outstanding and exercisable at prices ranging from $1.00 to $1.25. According to their terms, the options have no expiration date.

(8) Related Party Transactions:

Amounts due to or from related parties primarily represent receipts or expenses, related to oil and gas properties, collected or paid by the Company as agent for the joint venture partners, which may include members of the Company’s Board of Directors. Amounts due to related parties were $22 thousand and $17 thousand at March 31, 2026 and December 31, 2025, respectively.

(9) Fair Value Disclosures:

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company separates the fair value of its financial instruments using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy assigns the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Level 2 measurements are inputs that are observable for assets or liabilities, either directly or indirectly, other than quoted prices included within Level 1. The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placements within the fair value hierarchy levels. There were no derivative contracts at December 31, 2025. The following table provides fair value measurement information for the commodity derivatives measured at fair value on a recurring basis as of March 31, 2026 (in thousands):

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets
Assets from derivative contracts	$-	$-	$-	$-

Liabilities
Liabilities from derivative contracts	$-	$(1,936)	$-	$(1,936)

Derivative contracts classified as Level 2 include fixed-price swaps that are recorded at fair value. The Level 2 observable data include, but are not limited to, the contractual price of the underlying position, current market prices, and crude oil forward curves. There were no transfers between fair value hierarchy levels for any period presented. See Note 10, “Derivative Instruments,” for additional discussion of derivatives.

The Company’s derivative contracts are with major financial institutions with investment grade credit ratings which are believed to have minimal credit risk. As such, the Company is exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts; however, the Company does not anticipate such nonperformance.

10. Derivative Instruments

The Company is exposed to commodity price risks relating to its ongoing business operations. From time to time, the Company will manage commodity price risks by entering into certain derivative financial instruments. Derivative instruments are carried at fair value on the unaudited condensed consolidated balance sheets as assets or liabilities, with the changes in the fair value included in the unaudited condensed consolidated statements of income for the period in which the change occurs. With respect to the Company’s derivative assets and liabilities measured at fair value, refer to Note 9, “Fair Value Disclosures,” for discussion of their classification within the fair value hierarchy. The Company has elected not to designate any of its derivative contracts for hedge accounting. Accordingly, the Company records the net change in the mark-to-market valuation of these derivative contracts, as well as all payments and receipts on settled derivative contracts, in “unrealized (loss) on derivative instruments” on the unaudited condensed consolidated statements of income.

As of March 31, 2026, the Company’s derivative financial instruments consisted of fixed price swaps indexed to West Texas Intermediate (“WTI”) crude oil, whereby the Company receives or makes payments based on a differential between fixed and variable prices for the volumes under contract. The derivative agreements do not contain credit-risk-related contingent features. There are no amounts of related financial collateral received or pledged. The Company does not use any of its derivative instruments for speculative or trading purposes.

The following table summarizes the location and fair value amounts of all commodity derivative contracts in the unaudited condensed consolidated balance sheets as of March 31, 2026, and December 31, 2025 (in thousands):

Balance sheet location	March 31, 2026	December 31, 2025
Current assets	$-	$-
Noncurrent assets	-	-
Total assets	$-	$-

Current liabilities	$(1,936)	$-
Noncurrent liabilities	-	-
Total liabilities	$(1,936)	$-

The following table summarizes the location and amounts of the Company’s realized and unrealized gains and losses on derivative contracts in the Company’s unaudited condensed consolidated statements of income (in thousands):

	Location of gain (loss) on derivative contracts on Statement	Three Months Ended March 31,
Type	of Income	2026	2025
Commodity contracts:
	Unrealized (loss) on derivative instruments	$(1,936)	$-
Total net gain (loss)		$(1,936)	$-

As of March 31, 2026, the Company had the following open crude oil derivative contracts:

2026
NYMEX WTI Crude Swaps:
Total volumes (Bbls)	518,000
Weighted average price	$74.92

As of March 31, 2026, the Company is party to derivative contracts with one counterparty. The Company believes the counterparty is of acceptable credit risk, and the creditworthiness of the counterparty is subject to periodic review. The assets and liabilities are netted given that all positions are held by a single counterparty and subject to a master netting arrangement. The combined fair value of derivatives included in the unaudited condensed consolidated balance sheets as of March 31, 2026, and December 31, 2025, is summarized below (in thousands):

	Assets from Derivative Contracts		Liabilities from Derivative Contracts
Offsetting of Derivative Assets and Liabilities	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025

Gross amounts of recognized assets and liabilities	$2,557	$-	$(4,493)	$-
Gross amounts offset in the balance sheet	(2,557)	-	2,557	-
Net amounts of assets and liabilities presented in the balance sheet	$-	$-	$(1,936)	$-

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

	Three Months Ended March 31,
	2026			2025
	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Income (In 000’s)	Weighted Average Number of Shares Outstanding	Per Share Amount
Basic	$4,339	1,624,650	$2.67	$9,134	1,692,445	$5.40
Effect of dilutive securities:
Options	-	763,261			763,558
Diluted	$4,339	2,387,911	$1.82	$9,134	2,456,003	$3.72

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

The Company is actively developing additional reserves of its leasehold acreage positions in Texas and Oklahoma. In the Permian Basin of West Texas, the Company maintains an acreage position of approximately 16,838 gross (9,420 net) acres, 97.6% of which is located in Reagan, Upton, Martin, and Midland counties of Texas where our current horizontal drilling activity is focused. In addition to the wells currently being drilled or completed, we believe this acreage has the resource potential to support the drilling of as many as 100 future horizontal wells.

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

Reserves:

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

In 2026, we have plans to participate with Validus Energy II in the drilling of one 3-mile long horizontal well in Grady County, Oklahoma with 3.47% interest, investing roughly $351,000 through completion, one well with Ovintiv Mid-Continent in the drilling of one 2.5-mile long horizontal in Garvin County, Oklahoma with 3.36% interest, investing roughly $291,000 through completion, and one 3-mile long horizontal in Garvin County, Oklahoma with a 2.27% interest, investing roughly $194,000 through completion. Additional activity during 2026 in West Texas includes continued development in Martin and Upton County. Martin County development includes investing approximately $140,000 across 13 wells to be drilled by Oxyrock in Jo Mill and Middle Spraberry formations as well as the Barnett formation. Development in Upton County will be with Apache at an average of 41.8% ownership across 12 wells in Jo Mill, Lower Spraberry and Wolfcamp A formations. The estimated company investment for these wells is $50.6 million.

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

Gulf Coast Region

Our production and development activities in the Gulf Coast region are concentrated in southeast and east Texas. This region is managed from our office in Houston, Texas. Principal producing intervals are in the Wilcox, Hackberry, and Yegua formations at depths ranging from 6,000 to 12,000 feet. We had 96 producing wells (19 net) in the Gulf Coast region as of March 31, 2026, of which, 26 wells are operated by us. Average net daily production in our Gulf Coast Region at year-end 2025 was  161Boe. At December 31, 2025, we had 429 MBoe of proved reserves in the Gulf Coast region, which represented 1,51%  of our total proved reserves. We maintain an acreage position of over 7,003 gross (4,532 net) acres in this region, primarily in Colorado, Newton, and Polk counties.

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

Mid-Continent Region

Our Mid-Continent activities are concentrated in central Oklahoma. This region is managed from our office in Oklahoma City, Oklahoma. As of March 31, 2026, we had 677 producing wells (125 net) in the Mid-Continent area, of which 117 wells are operated by us. Principal producing intervals are in the Robberson, Avant, Skinner, Sycamore, Bromide, McLish, Hunton, Mississippian, Oswego, Red Fork, and Chester formations at depths ranging from 1,100 to 10,500 feet. The average net daily production in our Mid-Continent Region in 2025 was 962 Boe. On December 31, 2025, we had 1,401 MBoe of proved reserves in the Mid-Continent area, representing 4.94% of our total proved reserves. We maintain an acreage position of approximately 43,837 gross (10,062 net) acres in this region, primarily in Canadian, Kingfisher, Grant, Major, and Garvin counties.

Our Mid-Continent region is actively participating with third-party operators in the horizontal development of lands that include Company owned interest in several counties in the Scoop and Stack plays of Oklahoma where drilling is primarily targeting reservoirs of the Mississippian, and Woodford formations. In Canadian County, Oklahoma, we have participated with Ovintiv Mid-Continent in the drilling of two 2-mile-long horizontal wells that were spud in early March 2025 and completed in May 2025. Our share of these wells is approximately 3.14% and the total investment was approximately $405,000. We also participated with Devon in Kingfisher County, Oklahoma to drill two 2-mile-long horizontal wells that were spud July 2025 and completed in November 2025. Our share of these wells is approximately 9.95% and total investment of approximately $1,439,000. In 2026, we have plans to participate with Validus Energy II in the drilling of one 3-mile long horizontal well in Grady County, Oklahoma with 3.47% interest, investing roughly $351,000 through completion, one well with Ovintiv Mid-Continent in the drilling of one 2.5-mile long horizontal in Garvin County, Oklahoma with 3.36% interest, investing roughly $291,000 through completion, and one 3-mile long horizontal in Garvin County, Oklahoma with a 2.27% interest, investing roughly $194,000 through completion.

West Texas Region

Our West Texas activities are concentrated in the Permian Basin in Texas. The oil and gas in this basin are produced primarily from five intervals; the Upper and Lower Spraberry, the Wolfcamp, the Strawn, and the Atoka, at depths ranging from 6,700 feet to 11,300 feet. This region is managed from our office in Midland, Texas. As of March 31, 2026, we had 791wells (281 net) in the West Texas area, of which 317 wells are operated by us. Principal producing intervals are in the Spraberry, Wolfcamp, and San Andres formations at depths ranging from 4,200 to 12,500 feet. The average net daily production in our West Texas Region at year-end 2025 was 14,152 Boe. On December 31, 2025, we had 21,544 MBoe of proved reserves in the West Texas area, or 93.54% of our total proved reserves. We maintain an acreage position of approximately 16,838 gross (9,420 net) acres in the Permian Basin in West Texas, primarily in Reagan, Upton, Martin, and Midland counties and believe this acreage has significant resource potential for horizontal drilling in the Spraberry, Jo Mill, and Wolfcamp intervals. We operate a field service group in this region utilizing nine workover rigs, three hot oiler trucks, and one kill truck. Oil field support is provided for drilling and workover operations both to third-party operators as well as for our own operated wells and locations.

During 2024, the Company participated with Double Eagle in the drilling or completion of 15 horizontal wells in Reagan County, Texas with an average of 23% interest, and participating with Apache Corporation in six wells in Upton County, Texas with an average of 51.2% interest. In total, we spent approximately $59.3 million in these 21 horizontals and their associated facilities.

Activity during 2025 included participating in fifteen new horizontals in the Midland Basin of West Texas: these 15 wells are operated by Double Eagle on our “Full House” tract in Reagan County in which the Company participated with approximately 27% interest and invested approximately $30.1 million. In addition to the Reagan County activity, the company participated in eight “Horseshoe” wells in Midland County with Vital Energy. Drilling activity with these wells began in the second quarter and the wells were put on production during the fourth quarter of 2025. The company has an average of 8.2% interest in these eight wells and invested approximately $5.4 million

Anticipated activity for 2026 includes continued development in Martin and Upton County. Martin County development includes investing approximately $140,000 across 13 wells to be drilled by Oxyrock in Jo Mill and Middle Spraberry formations as well as the Barnett formation. Development in Upton County will be with Apache at an average of 41.8% ownership across 12 wells in Jo Mill, Lower Spraberry and Wolfcamp A formations. The estimated company investment for these wells is $50.6 million.

Future drilling activity on our leasehold acreage in West Texas is expected in the next few years as well. In particular, based on activity west of our acreage in Reagan County, and a recent deep test by Double Eagle on our joint leasehold, we anticipate that proposal could soon be put forward for the drilling of between 36 and 45 new horizontals that will target the Wolfcamp “D” pay zone in Reagan County and perhaps an additional test well or two in one or more of the other undeveloped pay horizons which now will include the Barnett due to upcoming activity in Martin County. In this future activity, we have the potential to invest in excess of $100 million. In addition, the Company has identified 37 horizontal locations across our acreage in Upton and Martin counties that could be drilled in this same time frame. These additional 37 wells will require an investment of approximately $87 million. In total, therefore, with the $100 million in Wolfcamp “D” development, and the $87 million in 37 other near-term wells expected in the 2026-2028 timeframe, we have the potential to invest approximately $187 million in horizontal drilling in West Texas over the next several years.

RESULTS OF OPERATIONS

We reported net income of $4.3 million, $2.67 per share, for the three months ended March 31, 2026 compared with $9.1 million, $5.40 per share, for the same period of 2025. The current year net income reflects changes in oil, gas and NGLs sales related to decreases in production combined with slightly increased oil commodity prices and decreased natural gas liquid commodity prices and gas commodity prices. The significant components of income and expense are discussed below.

Oil, gas and NGLs sales decreased 16.30% to $39.5 million for the three months ended March 31, 2026 from $47.2 million in the same period of 2025. Sales vary due to changes in volumes of production sold and realized commodity prices. Our oil and gas production increased due to the additional West Texas wells added in the second half of 2025. The changes in volumes and prices are presented in the table below. The following table summarizes the primary components of production volumes and average sales prices realized for the three months ended March 31, 2026 and 2025.

		Three Months Ended March 31,
	2026	2025	Increase / (Decrease)	Increase / (Decrease)
Barrels of Oil Produced	494,000	457,000	37,000	8.10%
Average Price Received	$71.60	$71.48	$0.12	0.17%
Oil Revenue (In 000’s)	$35,371	$32,666	$2,705	8.28%
Mcf of Gas Sold	2,566,000	2,390,000	176,000	7.36%
Average Price Received	$(0.40)	$2.52	$(2.92)	(115.87)%
Gas Revenue (In 000’s)	$(1,022)	$6,029	$(7,051)	(116.95)%
Barrels of Natural Gas Liquids Sold	387,000	454,000	(67,000)	(14.76)%
Average Price Received	$13.38	$18.79	$(5.41)	(28.79)%
Natural Gas Liquids Revenue (In 000’s)	$5,178	$8,529	$(3,351)	(39.29)%
Total Oil & Gas Revenue (In 000’s)	$39,527	$47,224	$(7,697)	(16.30)%

Oil and Gas, production expense increased $0.2 million or 2.05% from $9.5 million for the first quarter of 2025 to $9.7 million for the first quarter 2026. The change in the overall expenses is reflective of the increase in production costs due to the additional West Texas wells added in the second half of 2025.

Production and ad valorem taxes decreased $0.07 million or 2.32% from $3.3 million for the first quarter 2025 to $3.2 million for the first quarter 2026. This decrease reflects the decrease in gas and natural gas liquid revenues partially offset by an increase in oil revenues in the related periods.

Field service income decreased $0.3 million or 16.74% to $1.8 million for the first quarter 2026 from $2.1 million for the first quarter 2025 due to disposition of a workover rig related to our service company in late Q1 2025.

Field service expense decreased $0.7 million or 36.47% to $1.2 million for the first quarter 2026 from $1.9 million for the first quarter 2025 due to disposition of a workover rig related to our service company in late Q1 2025.

Depreciation, depletion and amortization decreased $3.7 million or 17.92% from $20.4 million for the first quarter 2025 to $16.7 million for the first quarter 2026 reflecting the fluctuation in overall production period over period and reserves added in the second half of 2025.

General and administrative expense decreased $0.06 million or 2.2% from $2.9 million for the three months ended March 31, 2025 to $2.8 million for the three months ended March 31, 2026. The costs are primarily related to employee compensation, benefits and other corporate costs.

Interest expense decreased $0.3 million or 54.24% from $0.6 million for the first quarter 2025 to $0.3 million for the first quarter 2026. This decrease reflects the company’s current borrowings under our revolving credit agreement.

Income tax expense for the March 31, 2026 and 2025 quarters varied due to the change in net income.

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

Maintaining a strong balance sheet and ample liquidity are key components of our business strategy. For 2026, we will continue our focus on preserving financial flexibility and ample liquidity as we manage the risks facing our industry. Our 2026 capital budget is reflective of commodity prices and has been established based on an expectation of available cash flows, with any cash flow deficiencies expected to be funded by borrowings under our revolving credit facility. As we have done historically to preserve or enhance liquidity, we may adjust our capital program throughout the year, divest assets, or enter into strategic joint ventures.

The Company’s horizontal development activities in the last two years, along with our projected activity for 2026, can be summarized as follows: in 2024 we invested $113 million in 48 horizontals, in 2025 we invested $96 million in 48 horizontals, and in 2026, we expect to invest $52 million in 28 horizontals as discussed under district information and recent activity. Therefore, in total, since January 2024 and through 2026, the Company will have invested roughly $261 million in horizontal development, primarily in the Midland Basin of West Texas.

Excluding the effects of significant unforeseen expenses or other income, our cash flow from operations fluctuates primarily because of variations in oil and gas production and prices or changes in working capital accounts. Our oil and gas production will vary based on actual well performance but may be curtailed due to factors beyond our control.

Our realized oil and natural gas prices vary due to world political events, supply and demand for oil, natural gas and natural gas liquids, product storage levels, transportation constraints, weather patterns and other market conditions. We sell the majority of our production at spot market prices. Accordingly, commodity price volatility directly affects our cash flow from operations. During the first quarter of 2026, oil prices remained favorable and continued to support our oil-weighted development program and operating cash flows. However, oil prices remain volatile and may fluctuate significantly based on geopolitical events, changes in global supply and demand, inventory levels and market expectations regarding future supply disruptions. Natural gas prices in the Permian Basin were negatively affected by regional pipeline takeaway constraints and limited transportation capacity, resulting in negative or significantly reduced realized prices for certain Permian natural gas production during the quarter and potentially continuing during the remainder of 2026. To mitigate commodity price volatility, we sometimes lock in prices for a portion of our production through the use of derivatives. As of March 31, 2026, the Company had open oil derivative contracts for a total of 518,000 barrels at a weighted average price of $74.92 per barrel.

Our credit agreement requires us to hedge a portion of our production as forecasted for the PDP reserves included in our borrowing base review engineering reports. If the borrowing base utilization percentage is less than 15% of total available borrowings, the Company is not required to enter into any hedge agreements at this time. Additional drilling and future development plans will be established based on an expectation of available cash flows from operations and availability of funds under our revolving credit facility.

The Company maintains a Credit Agreement providing for a reserves-based line of credit totaling $300 million, with a current borrowing base of $115 million. As of May 14, 2026, the Company’s has no outstanding borrowings under this credit facility. The bank reviews the borrowing base semi-annually and, at their discretion, may decrease or propose an increase to the borrowing base relative to a re-determined estimate of proved oil and gas reserves. The next borrowing redetermination will be completed pursuant to the requirements of the credit agreement. Our oil and gas properties are pledged as collateral for the line of credit and we are subject to certain financial and operational covenants defined in the agreement. We are currently in compliance with these covenants and expect to be in compliance over the next twelve months. If we do not comply with these covenants on a continuing basis, the lenders have the right to refuse to advance additional funds under the facility and/or declare all principal and interest immediately due and payable. Our borrowing base may decrease as a result of lower natural gas or oil prices, operating difficulties, declines in reserves, lending requirements or regulations, the issuance of new indebtedness or for other reasons set forth in our revolving credit agreement. In the event of a decrease in our borrowing base due to declines in commodity prices or otherwise, our ability to borrow under our revolving credit facility may be limited and we could be required to repay any indebtedness in excess of the re-determined borrowing base.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the first three months of 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.          LEGAL PROCEEDINGS

None.

Item 1A.          RISK FACTORS

The Company is a smaller reporting company and no response is required pursuant to this Item.

Item 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities by the Company during the period covered by this report. The following table details the Company’s purchase of shares for the three months ended March 31, 2026.

2026 Month	Number of Shares	Average Price Paid per share	Maximum Number of Shares that May Yet Be Purchased Under The Program at Month—End (1)
January	1,000	$166.70
February	13,500	181.85
March	-	-
Total/Average	14,500	$180.81

(1)

In December 1993, we announced that the Board of Directors authorized a stock repurchase program whereby we may purchase outstanding shares of the common stock from time-to-time, in open market transactions or negotiated sales. On October 31, 2012, June 13, 2018 and June 7, 2023, the Board of Directors of the Company approved an additional 500,000, 200,000 and 300,000 shares respectively, of the Company’s stock to be included in the stock repurchase program. A total of 4,000,000 shares have been authorized to date under this program. Through March 31, 2026, a total of 3,928,546 shares have been repurchased under this program for $119,590,632 at an average price of $30.44 per share. Additional purchases of shares may occur as market conditions warrant. We expect future purchases will be funded with internally generated cash flow or from working capital.

O

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

10.22.6.4

FOURTH AMENDMENT TO FOURTH AMENDED AND RESTATED CREDIT AGREEMENT, dated as of December 20, 2024, among PRIMEENERGY RESOURCES CORPORATION, a Delaware corporation (the “Borrower”), CITIBANK, N.A., as administrative agent (in such capacity, the “Administrative Agent”), each Guarantor party hereto, the Existing Lenders (filed as exhibit 10.22.6.4 of PrimeEnergy Resources Form 10-K for the year ended December 2024, and incorporated by reference)

10.22.6.5

FIFTH AMENDMENT TO FOURTH AMENDED AND RESTATED CREDITAGREEMENT (this “Amendment”), dated as of February 24, 2026 (the “Fifth Amendment Effective Date”), is among PRIMEENERGY RESOURCES CORPORATION, a Delaware corporation (the “Borrower”), CITIBANK, N.A., as administrative agent (in such capacity, the “Administrative Agent”), filed as exhibit 10.1 of PrimeEnergy Resources Corporation Form 8-K filed on February 27, 2026 and incorporated by reference.

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

PrimeEnergy Resources Corporation
(Registrant)

May 19, 2026	/s/ Charles E. Drimal, Jr.
(Date)	Charles E. Drimal, Jr.
President
Principal Executive Officer

/s/ Beverly A. Cummings
May 19, 2026	Beverly A. Cummings
Executive Vice President
Principal Financial Officer

21