Form 10-Q
period 2026-06-30
PRIMEENERGY RESOURCES CORP
filed 2026-08-14
CIK 56868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

The number of shares outstanding of each class of the Registrant’s Common Stock as of August 14, 2026 was: Common Stock, $0.10 par value 1,582,600 shares.

PrimeEnergy Resources Corporation

Index to Form 10-Q

June 30, 2026

Pages(s)

Definitions of Certain Terms and Conventions Used Herein
Cautionary Statement Concerning Forward-Looking Statements
Part I—Financial Information
Item 1. Financial Statements
Condensed Consolidated Balance Sheets – June 30, 2026 (unaudited) and December 31, 2025	1
Condensed Consolidated Statements of Income – For the three and six months ended June 30, 2026 and 2025 (unaudited)	2
Condensed Consolidated Statements of Equity – For the three and six months ended June 30, 2026 and 2025 (unaudited)	3
Condensed Consolidated Statements of Cash Flows – For the six months ended June 30, 2026 and 2025 (unaudited)	4
Notes to Consolidated Financial Statements – June 30, 2026 (unaudited)	5-10
Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operation	11-18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	19
Item 4. Controls and Procedures	19
Part II - Other Information
Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Reserved	20
Item 5. Other Information	20
Item 6. Exhibits	20
Signatures	21

Definitions of Certain Terms and Conventions Used Herein

Within this Report, the following terms and conventions have specific meanings:

Measurements.

●	“Bbl” means a standard barrel containing 42 United States gallons.

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

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

PRIMEENERGY RESOURCES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of dollars, except share data)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$28,728	$7,425
Accounts receivable, net of an allowance for credit losses of $558	16,931	19,412
Prepaid obligations	1,454	865
Derivative assets	2,199	—
Other current assets	2	5
Total Current Assets	49,314	27,707
Property and Equipment
Oil and gas properties, at cost	848,494	846,559
Less: Accumulated depletion and depreciation	(585,207)	(552,756)
	263,287	293,803
Field and office equipment, at cost	13,153	13,073
Less: Accumulated depreciation	(11,396)	(11,433)
	1,757	1,640
Total Property and Equipment, Net	265,044	295,443
Other Assets	967	745
Total Assets	$315,325	$323,895

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$7,460	$10,979
Accrued liabilities	23,467	26,169
Due to related parties	47	17
Current portion of other long-term obligations	544	260
Asset retirement obligations	1,682	—
Total Current Liabilities	33,200	37,425

Long-term bank debt	—	—
Asset retirement obligations, net of current portion	13,046	14,337
Deferred income taxes	49,722	55,468
Other long-term obligations, net of current portion	928	980
Total Liabilities	96,896	108,210
Commitments and contingencies
Equity
Common stock, $0.10 par value; 2026 and 2025: Authorized and issued: 2,810,000 shares, outstanding 2026: 1,587,000; outstanding 2025: 1,632,500 shares	281	281
Paid-in capital	7,555	7,555
Retained earnings	298,253	287,385
Treasury stock, at cost; 2026: 1,223,000 shares; 2025: 1,177,500 shares	(87,660)	(79,536)
Total Equity	218,429	215,685
Total Liabilities and Equity	$315,325	$323,895

The accompanying Notes are an integral part of these Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME – Unaudited

(Thousands of dollars, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Oil	$40,629	$34,178	$76,000	$66,844
Natural gas	(9,216)	43	(10,238)	6,072
Natural gas liquids	6,865	5,617	12,043	14,146
Field service income	1,972	1,975	3,758	4,120
Interest and other income, net	107	170	118	239
Gain (loss) on derivative instrument, net	1,932	—	(4)	—
Gain on disposition of assets, net	185	—	201	619
Total revenues	42,474	41,983	81,878	92,039

Costs and expenses:
Oil and gas production	9,085	10,135	18,799	19,654
Production and ad valorem taxes	4,491	1,819	7,686	5,090
Field service	1,403	1,233	2,584	3,092
Depreciation, depletion and amortization	15,921	20,783	32,630	41,141
Accretion of discount on asset retirement obligations	269	152	534	335
General and administrative expense	3,019	2,971	5,858	5,874
Interest	271	710	541	1,300
Total costs and expenses	34,459	37,803	68,632	76,486

Income before taxes	8,015	4,180	13,246	15,553
Income tax provision	1,486	952	2,378	3,191
Net income	$6,529	$3,228	$10,868	$12,362

Net income per share attributable to common stockholders:
Basic	$4.06	$1.94	$6.72	$7.37
Diluted	$2.75	$1.33	$4.57	$5.07
Weighted average shares outstanding:
Basic	1,608,831	1,661,916	1,616,697	1,677,096
Diluted	2,372,468	2,424,723	2,380,156	2,440,305

The accompanying Notes are an integral part of these Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY – Unaudited

Three and Six Months Ended June 30, 2026 and 2025

(Thousands of dollars, except share amounts)

	Common Stock		Additional
	Shares	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2024	1,708,470	$281	$7,555	$261,073	$(65,984)	$202,925
Purchase of treasury stock, at cost	(36,600)	—	—	—	(7,095)	(7,095)
Net Income	—	—	—	9,134	—	9,134
Balance at March 31, 2025	1,672,470	281	7,555	270,207	(73,079)	204,964
Purchase of treasury shares, at cost	(16,970)	—	—	—	(2,943)	(2,943)
Net income	—	—	—	3,228	—	3,228
Balance at June 30, 2025	1,655,500	$281	$7,555	$273,435	$(76,022)	$205,249

	Common Stock		Additional
	Shares	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2025	1,632,500	$281	$7,555	$287,385	$(79,536)	$215,685
Purchase of treasury shares, at cost	(14,500)	—	—	—	(2,622)	(2,622)
Net income	—	—	—	4,339	—	4,339
Balance at March 31, 2026	1,618,000		7,555	291,724	(82,158)	217,402
Purchase of treasury shares, at cost	(31,000)	—	—	—	(5,502)	(5,502)
Net income	—	—	—	6,529	—	6,529
Balance at June 30, 2026	1,587,000	$281	$7,555	$298,253	$(87,660)	$218,429

The accompanying Notes are an integral part of these Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

(Thousands of dollars)

	Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net Income	$10,868	$12,362
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	32,630	41,141
Accretion of discount on asset retirement obligations	534	335
Gain on sale and exchange of assets	(201)	(619)
Unrealized gain derivative instruments, net	(2,199)	—
Provision for deferred income taxes	(5,747)	3,105
Changes in assets and liabilities:
Accounts receivable	2,481	(4,581)
Prepaid assets	(589)	(574)
Other current assets	3	(2)
Other assets	(223)	-
Accounts payable	(3,519)	(8,532)
Accrued liabilities	(2,701)	(12,828)
Due to related parties	30	46
Other liabilities	93	-
Net Cash Provided by Operating Activities	31,460	29,863

Cash Flows from Investing Activities:
Property expenditures	(2,230)	(28,629)
Proceeds from disposition of properties and equipment	197	619
Net Cash Used in Investing Activities	(2,033)	(28,010)

Cash Flows from Financing Activities:
Purchase of stock for treasury	(8,124)	(10,038)
Proceeds from long-term bank debt	—	52,500
Repayment of long-term bank debt	—	(44,500)
Net Cash Used in Financing Activities	(8,124)	(2,038)
Net increase (decrease) in Cash and Cash Equivalents	21,303	(185)
Cash and Cash Equivalents at the Beginning of the Period	7,425	2,549
Cash and Cash Equivalents at the End of the Period	$28,728	$2,364

Supplemental Disclosures:
Income taxes paid during the year	$3,500	$6,676
Interest paid during the year	$630	$1,418

Non-cash financing and investing activities:
Change in accrued property costs	$(867)	$25,739
Asset retirement obligations	$—	$67

The accompanying Notes are an integral part of these Consolidated Financial Statements

PRIMEENERGY RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(1) Basis of Presentation

The accompanying condensed consolidated financial statements of PrimeEnergy Resources Corporation (“PrimeEnergy” or the “Company”) have not been audited by independent public accountants. Pursuant to applicable Securities and Exchange Commission (“SEC”) rules and regulations, the accompanying interim financial statements do not include all disclosures presented in annual financial statements and the reader should refer to the Company’s Form 10-K for the year ended December 31, 2025. In the opinion of management, the accompanying interim condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s consolidated balance sheets as of June 30, 2026, and December 31, 2025, the consolidated results of operations, and equity for the three and six months ended June 30, 2026, and 2025 and the consolidated cashflows for the six months ended June 30, 2026 and 2025.

As of June 30, 2026, PrimeEnergy’s significant accounting policies are consistent with those discussed in Note 1—Description of Operations and Significant Accounting Policies of its consolidated financial statements contained in PrimeEnergy’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The results for interim periods are not necessarily indicative of annual results. For purposes of disclosure in the condensed consolidated financial statements, subsequent events have been evaluated through the date the statements were issued.

(2) Acquisitions and Dispositions

In the first quarter of 2025, the Company recognized a gain of $619,000 on the disposition of a workover rig related to our service company.

In the first quarter of 2026, the Company had no significant acquisitions or dispositions.

In the second quarter of 2026, the Company sold 12 net acres in Lea County, New Mexico receiving gross proceeds of $150,600.

(3) Additional Balance Sheet Information

Certain balance sheet amounts are comprised of the following:

(Thousands of dollars)	June 30, 2026	December 31, 2025
Accounts Receivable:
Joint interest billing	$1,717	$1,576
Trade receivables	970	693
Oil and gas sales	14,775	17,595
Other	27	106
Less: Allowance for credit losses	(558)	(558)
Total	$16,931	$19,412
Accounts Payable:
Trade	$1,962	$6,531
Royalty and other owners	4,671	4,113
Partner advances	311	311
Other	516	24
Total	$7,460	$10,979
Accrued Liabilities:
Compensation and related expenses	$1,213	$10,708
Property costs	5,985	6,852
Taxes	11,405	4,564
Lease operating costs	4,144	3,492
Other	720	553
Total	$23,467	$26,169

(4) Long-Term Debt

Bank Debt

On July 5, 2022, the Company and its lenders entered into a Fourth Amended and Restated Credit Agreement (the “2022 Credit Agreement”) with a maturity date of June 1, 2026. The maturity date has been extended again to December 2028. Under the 2022 Credit Agreement, the Company has a revolving line of credit and letter of credit facility of up to $300 million subject to a borrowing base that is determined semi-annually by lenders based upon the Company’s consolidated financial statements and the estimated value of the Company’s oil and gas properties, in accordance with the Lenders’ customary practices for oil and gas loans. The initial borrowing base of the agreement is $75 million. The credit facility is secured by substantially all of the Company’s oil and gas properties. The 2022 Credit Agreement includes terms and covenants that require the Company to maintain a minimum current ratio and total indebtedness to EBITDAX (earnings before depreciation, depletion, amortization, taxes, interest expense and exploration costs) ratio, as defined, and restrictions are placed on the payment of dividends, the amount of treasury stock the Company may purchase, and commodity hedge agreements.

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

Effective August 3, 2026, the Company and its lenders entered into a Borrowing Base Agreement. All parties agreed to a borrowing base of $105 million, and the agreed amount will remain in effect until the next scheduled redetermination or the date the borrowing base is next adjusted in accordance with the credit agreement.

The prime rate in effect through June 30, 2026, remained at 6.75%. Any borrowings the Company entered into would be subject to effective rates that are equal to the current prime rate plus a utilization percentage as required by the 2022 Credit Agreement and subsequent amendments. As of June 30, 2026, the Company had no outstanding borrowings and $115 million in availability under the credit facility. Currently, through the date of this reported filing, the Company has no outstanding borrowings and $105 million available for the Company’s under the credit facility.

(5) Other Long-Term Obligations and Commitments

Operating Leases

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

The payment schedule for the Company’s operating lease obligations as of June 30, 2026 is as follows:

(Thousands of dollars)	Operating Leases
2026 (remaining)	$415
2027	235
2028	27
Total undiscounted lease payments	677
Less: Amount associated with discounting	(70)
Total net operating lease liabilities	607
Less: Current portion of other long-term obligations	(544)
Non-current portion included in other long-term obligations	$63

Asset Retirement Obligation

A reconciliation of the liability for plugging and abandonment costs for the six months ended June 30, 2026 is as follows:

(Thousands of dollars)	June 30, 2026
Asset retirement obligations at December 31, 2025	$14,337
Dispositions	(4)
Liabilities settled	(139)
Accretion of discount	534
Asset retirement obligations at June 30, 2026	14,728
Less current portion of asset retirement obligations	1,682
Asset retirement obligations, long-term	$13,046

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

(6) Contingent Liabilities

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

(7) Stock Options and Other Compensation

In May 1989, non-statutory stock options were granted by the Company to four key executive officers for the purchase of shares of common stock. At June 30, 2026 and 2025, remaining options held by two key executive officers on 767,500 shares were outstanding and exercisable at prices ranging from $1.00 to $1.25. According to their terms, the options have no expiration date.

(8) Related Party Transactions

Amounts due to or from related parties primarily represent receipts or expenses, related to oil and gas properties, collected or paid by the Company as agent for the joint venture partners, which may include members of the Company’s Board of Directors. Amounts due to related parties were $47 thousand and $17 thousand at June 30, 2026 and December 31, 2025, respectively.

(9) Fair Value Disclosures

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placements within the fair value hierarchy levels. There were no derivative contracts at December 31, 2025. The following table provides fair value measurement information for the commodity derivatives measured at fair value on a recurring basis as of June 30, 2026 (in thousands):

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets
Assets from derivative contracts	$—	$2,199	$—	$2,199

Liabilities
Liabilities from derivative contracts	$—	$—	$—	$—

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

(10) Derivative Instruments

The Company is exposed to commodity price risks relating to its ongoing business operations. From time to time, the Company will manage commodity price risks by entering into certain derivative financial instruments. Derivative instruments are carried at fair value on the unaudited condensed consolidated balance sheets as assets or liabilities, with the changes in the fair value included in the unaudited condensed consolidated statements of income for the period in which the change occurs. With respect to the Company’s derivative assets and liabilities measured at fair value, refer to Note 9, “Fair Value Disclosures,” for discussion of their classification within the fair value hierarchy. The Company has elected not to designate any of its derivative contracts for hedge accounting. Accordingly, the Company records the net change in the mark-to-market valuation of these derivative contracts, as well as all payments and receipts on settled derivative contracts, in “Gain (loss) on Derivative instruments, net” on the unaudited condensed consolidated statements of income.

As of June 30, 2026, the Company’s derivative financial instruments consisted of fixed price swaps indexed to West Texas Intermediate (“WTI”) crude oil, whereby the Company receives or makes payments based on a differential between fixed and variable prices for the volumes under contract. The derivative agreements do not contain credit-risk-related contingent features. There are no amounts of related financial collateral received or pledged. The Company does not use any of its derivative instruments for speculative or trading purposes.

The following table summarizes the location and fair value amounts of all commodity derivative contracts in the unaudited condensed consolidated balance sheets as of June 30, 2026, and December 31, 2025 (in thousands):

Balance sheet location	June 30, 2026	December 31, 2025
Current assets	$2,199	$—
Noncurrent assets	—	—
Total assets	$2,199	$—

Current liabilities	$—	$—
Noncurrent liabilities	—	—
Total liabilities	$—	$—

The following table summarizes the location and amounts of the Company’s realized and unrealized gains and losses on derivative contracts in the Company’s unaudited condensed consolidated statements of income (in thousands):

	Location of gain (loss) on derivative	Three Months Ended June 30,
Type	contracts on Statement of Income	2026	2025
Commodity contracts:
Oil derivatives - Unrealized gain (loss)	Gain (loss) on derivative instrument, net	$4,135	$—
Oil derivatives - Realized gain (loss)	Gain (loss) on derivative instrument, net	(2,203)	$—
Total net gain (loss)		$1,932	$—

	Location of gain (loss) on derivative	Six Months Ended June 30,
Type	contracts on Statement of Income	2026	2025
Commodity contracts:
Oil derivatives - Unrealized gain (loss)	Gain (loss) on derivative instruments, net	$2,199	$—
Oil derivatives - Realized gain (loss)	Gain (loss) on derivative instruments, net	(2,203)	$—
Total net gain (loss)		$(4)	$—

As of June 30, 2026, the Company had the following open crude oil derivative contracts:

2026
NYMEX WTI Crude Swaps:
Total volumes (Bbls)	367,000
Weighted average price	$74.84

As of June 30, 2026, the Company is party to derivative contracts with one counterparty. The Company believes the counterparty is of acceptable credit risk, and the creditworthiness of the counterparty is subject to periodic review. The assets and liabilities are netted given that all positions are held by a single counterparty and subject to a master netting arrangement. The combined fair value of derivatives included in the unaudited condensed consolidated balance sheets as of June 30, 2026, and December 31, 2025, is summarized below (in thousands):

	Assets from Derivative Contracts		Liabilities from Derivative Contracts
Offsetting of Derivative Assets and Liabilities	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Gross amounts of recognized assets and liabilities	$2,199	$—	$—	$—
Gross amounts offset in the balance sheet	—	—	—	—
Net amounts of assets and liabilities presented in the balance sheet	$2,199	$—	$—	$—

(11) Earnings Per Share

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

	Six Months Ended June 30,
	2026			2025
	Net Income (In thousands)	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Income (In thousands)	Weighted Average Number of Shares Outstanding	Per Share Amount
Basic	$10,868	1,616,697	$6.72	$12,362	1,677,096	$7.37
Effect of dilutive securities:
Options	—	763,459		—	763,209

Diluted	$10,868	2,380,156	$4.57	$12,362	2,440,305	$5.07

	Three Months Ended June 30,
	2026			2025
	Net Income (In thousands)	Weighted Average Number of Shares Outstanding	Per Share Amount	Net Income (In thousands)	Weighted Average Number of Shares Outstanding	Per Share Amount
Basic	$6,529	1,608,831	$4.06	$3,228	1,661,916	$1.94
Effect of dilutive securities:
Options	—	763,637		—	762,807

Diluted	$6,529	2,372,468	$2.75	$3,228	2,424,723	$1.33

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist you in understanding our results of operations and our present financial condition. Our Condensed Consolidated Financial Statements and the accompanying Notes to the Condensed Consolidated Financial Statements included elsewhere in this Report contain additional information that should be referred to when reviewing this material.

OVERVIEW

We are an independent oil and natural gas company engaged in acquiring, developing, and producing oil and natural gas. We presently own producing and non-producing properties located primarily in Texas, and Oklahoma. All of our oil and gas properties and interests are located in the United States. Assets in our principal focus areas include mature properties with long-lived reserves and significant development opportunities as well as newer properties with development and exploration potential. We also own a 12.5% overriding royalty interest in over 30,000 acres in the state of West Virginia, although we are currently not receiving revenue from this asset as development has not begun. In Texas, we own well-servicing equipment that is used to service our operated properties as well as to provide oil field services to third-party operators. In addition, we own a 60-mile-long pipeline offshore on the shallow shelf of Texas that is currently idle but that we believe may have future value for producers in the area. We believe our balanced portfolio of assets positions us well for both the current commodity price environment and future potential upside as we develop our attractive resource opportunities. Our primary sources of liquidity are cash generated from operations, our credit facility, and existing cash on our balance sheet.

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

The Company is actively developing additional reserves of its leasehold acreage positions in Texas and Oklahoma. In the Permian Basin of West Texas, the Company maintains an acreage position of approximately 16,998 gross (9,567 net) acres, 97.6% of which is located in Reagan, Upton, Martin, and Midland counties of Texas where our current horizontal drilling activity is focused. In addition to the wells currently being drilled or completed, we believe this acreage has the resource potential to support the drilling of as many as 100 future horizontal wells.

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

At year-end 2024, the Company participated in 21 horizontals in West Texas. Of these 21 wells, six are located in Upton County, operated by Apache Corporation; three of the six were completed by year-end and three were completed in early 2025 and all were brought online in May 2025. The remaining 15 of the 21 wells, located on our “OG” tracts and operated by Double Eagle, were on production by September 2025. At year-end 2024, the Company had 6,224 MBOE of proved undeveloped reserves attributable to 33 undeveloped wells.

In early March 2025, Ovintiv Mid-Continent spud two “Jennifer 1407” wells in Canadian County, Oklahoma; we participated for approximately 3.14% interest and invested $405,000, these wells were completed in May 2025. In the second and third quarters of 2025, we participated in fifteen new horizontals in the Midland Basin of West Texas: these 15 wells are operated by Double Eagle on our “Full House” tract in Reagan County in which the Company participated with approximately 27% interest and invested approximately $30.1 million.   In addition to the Reagan County activity, the company participated in eight “Horseshoe” wells in Midland County with Vital Energy.  Drilling activity with these wells began in the second quarter and the wells were put on production during the fourth quarter of 2025.  The company has an average of 8.2% interest in these eight wells and invested approximately $5.4 million. We also participated with Devon Energy Production on two "Evelyn" wells in Kingfisher County, Oklahoma; we participated with approximately 9.95% interest and invested $1.4 million. These wells were drilled in July 2025 and completed November 2025.  In total in these 27 wells, we invested approximately $37.3 million during 2025.

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

During 2026, we participated with Validus Energy II in the drilling of one three-mile long horizontal well in Grady County, Oklahoma with 2.9% interest, investing roughly $351,000 through completion. This well was put on production during the first quarter of this year. Additional activity during 2026 in West Texas includes continued development in Martin and Upton County. Martin County development includes investing approximately $120,000 across 12 wells to be drilled by Oxyrock in Jo Mill and Middle Spraberry formations as well as the Barnett formation. Development in Upton County will be with Apache at an average of 41.8% ownership across 12 wells in Jo Mill, Lower Spraberry and Wolfcamp A formations. The estimated company investment for these wells and production facility is $34.1 million. During the second quarter of this year, drilling activity started with each of the developments in Martin and Upton County. First production for all 24 wells is estimated in the fourth quarter of this year.

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

While it may be reasonably anticipated that the prices received from the sale of our production may be higher or lower than the prices used in this evaluation, as described above, and the operating costs relating to such production may also increase or decrease from existing levels, such possible changes in prices and costs were, in accordance with rules adopted by the SEC, omitted from consideration in making this evaluation for the SEC case. Actual volumes produced, prices received and costs incurred may vary significantly from the SEC case.

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

District Information and Recent Activity

The following table represents certain reserves and well information as of December 31, 2025.

	Gulf Coast	Mid- Continent	West Texas	Other	Total
Proved Reserves as of December 31, 2025 (MBoe)
Developed	429	1,401	21,544	3	23,377
Undeveloped	—	—	5,011	—	5,011
Total	429	1,401	26,555	3	28,388

Average Net Daily Production (Boe per day)	161	962	14,152	3	15,278
Gross Productive Wells (Working Interest and ORRI Wells)	96	677	791	72	1,636
Gross Productive Wells (Working Interest Only)	67	362	592	11	1,032
Net Productive Wells (Working Interest Only)	19	125	281	1	427
Gross Operated Productive Wells	26	117	317	—	460
Gross Operated Water Disposal, Injection and Supply wells	4	38	6	—	48

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

Gulf Coast Region

Our production and development activities in the Gulf Coast region are concentrated in southeast and east Texas. This region is managed from our office in Houston, Texas. Principal producing intervals are in the Wilcox, Hackberry, and Yegua formations at depths ranging from 6,000 to 12,000 feet. We had 96 producing wells (19 net) in the Gulf Coast region as of June 30, 2026, of which, 26 wells are operated by us. Average net daily production in our Gulf Coast Region at year-end 2025 was 161Boe. At December 31, 2025, we had 429 MBoe of proved reserves in the Gulf Coast region, which represented 1.51%  of our total proved reserves. We maintain an acreage position of over 7,003 gross (4,532 net) acres in this region, primarily in Colorado, Newton, and Polk counties.

We are monitoring the production from a new well drilled by Ventex Operating, on acreage in the Segno field of Polk County, Texas where the Company farmed-out its 55% leasehold rights for cash and a 5.53% over-riding royalty interest (ORRI). The well was cased in February 2025 and placed on production in May 2025. Currently, the well is producing 550 Mcfd and 23 Bopd.

In February of 2026 the Gulf Coast region performed a successful recompletion on the Wing #80 well in the Segno field of Polk County, Texas, at an expense of approximately $167,000, adding roughly 45 BOEPD to the Company’s production. We have plans to recomplete the Wing #85 well in the Segno field of Polk County, Texas, at an expense of approximately $150,000. Other than the previously mentioned recompletion, we currently have no operated wells in the process of being drilled, no waterfloods in the process of being installed and no other related activities of material importance.

Mid-Continent Region

Our Mid-Continent activities are concentrated in central Oklahoma. This region is managed from our office in Oklahoma City, Oklahoma. As of June 30, 2026, we had 677 producing wells (125 net) in the Mid-Continent area, of which 117 wells are operated by us. Principal producing intervals are in the Robberson, Avant, Skinner, Sycamore, Bromide, McLish, Hunton, Mississippian, Oswego, Red Fork, and Chester formations at depths ranging from 1,100 to 10,500 feet. The average net daily production in our Mid-Continent Region in 2025 was 962 Boe. On December 31, 2025, we had 1,401 MBoe of proved reserves in the Mid-Continent area, representing 4.94% of our total proved reserves. We maintain an acreage position of approximately 43,837 gross (10,062 net) acres in this region, primarily in Canadian, Kingfisher, Grant, Major, and Garvin counties.

Our Mid-Continent region is actively participating with third-party operators in the horizontal development of lands that include Company owned interest in several counties in the Scoop and Stack plays of Oklahoma where drilling is primarily targeting reservoirs of the Mississippian, and Woodford formations. In Canadian County, Oklahoma, we have participated with Ovintiv Mid-Continent in the drilling of two 2-mile-long horizontal wells that were spud in early March 2025 and completed in May 2025. Our share of these wells is approximately 3.14% and the total investment was approximately $405,000. We also participated with Devon in Kingfisher County, Oklahoma to drill two 2-mile-long horizontal wells that were spud July 2025 and completed in November 2025. Our share of these wells is approximately 9.95% and total investment of approximately $1,439,000. During 2026, we have participated with Validus Energy II in the drilling of one 3-mile long horizontal well in Grady County, Oklahoma with 2.9% interest, investing roughly $295,000 through completion. This well was put on production during the first quarter of this year.

West Texas Region

Our West Texas activities are concentrated in the Permian Basin in Texas. The oil and gas in this basin are produced primarily from five intervals; the Upper and Lower Spraberry, the Wolfcamp, the Strawn, and the Atoka, at depths ranging from 6,700 feet to 11,300 feet. This region is managed from our office in Midland, Texas. As of June 30, 2026, we had 791wells (281 net) in the West Texas area, of which 317 wells are operated by us. Principal producing intervals are in the Spraberry, Wolfcamp, and San Andres formations at depths ranging from 4,200 to 12,500 feet. The average net daily production in our West Texas Region at year-end 2025 was 14,152 Boe. On December 31, 2025, we had 21,544 MBoe of proved reserves in the West Texas area, or 93.54% of our total proved reserves. We maintain an acreage position of approximately 16,998 gross (9,567 net)A acres in the Permian Basin in West Texas, primarily in Reagan, Upton, Martin, and Midland counties and believe this acreage has significant resource potential for horizontal drilling in the Spraberry, Jo Mill, and Wolfcamp intervals. We operate a field service group in this region utilizing nine workover rigs, three hot oiler trucks, and one kill truck. Oil field support is provided for drilling and workover operations both to third-party operators as well as for our own operated wells and locations.

Activity during 2025 included participating in fifteen new horizontals in the Midland Basin of West Texas: these 15 wells are operated by Double Eagle on our “Full House” tract in Reagan County in which the Company participated with approximately 27% interest and invested approximately $30.1 million. In addition to the Reagan County activity, the company participated in eight “Horseshoe” wells in Midland County with Vital Energy. Drilling activity with these wells began in the second quarter and the wells were put on production during the fourth quarter of 2025. The company has an average of 8.2% interest in these eight wells and invested approximately $5.4 million

Activity for 2026 includes continued development in Martin and Upton County. Martin County development includes investing approximately $120,000 across 12 wells to be drilled by Oxyrock in Jo Mill and Middle Spraberry formations as well as the Barnett formation. Development in Upton County will be with Apache at an average of 41.8% ownership across 12 wells in Jo Mill, Lower Spraberry and Wolfcamp A formations. The estimated company investment for these wells and production facility is $34.1 million. During the second quarter of this year, drilling activity started with each of the developments in Martin and Upton County. First production for all 24 wells is estimated in the fourth quarter of this year.

Future drilling activity on our leasehold acreage in West Texas is expected in the next few years as well. In particular, based on activity west of our acreage in Reagan County, and a recent deep test by Double Eagle on our joint leasehold, we anticipate that proposals could be put forward within the next two years for the drilling of between 36 and 45 new horizontals that will target the Wolfcamp “D” pay zone in Reagan County, if the current drilling of offset wells is successful. Potentially an additional test well or two may be drilled in one or more of the other undeveloped pay horizons which now will include the Barnett due to upcoming activity in Martin County. In this future activity, we have the potential to invest in excess of $100 million. In addition, the Company has identified 37 horizontal locations across our acreage in Upton and Martin counties that could be drilled in this same time frame. These additional 37 wells will require an investment of approximately $87 million. In total, therefore, with the $100 million in Wolfcamp “D” development, and the $87 million in 37 other near-term wells expected in the 2026-2028 timeframe, we have the potential to invest approximately $187 million in horizontal drilling in West Texas over the next several years.

RESULTS OF OPERATIONS

We reported net income of $10.9 million, or $6.72 basic earnings per share, and $6.5 million, or $4.06 basic earnings per share for the six and three months ended June 30, 2026, respectively, as compared to $12.4 million, or $7.37 basic earnings per share, and $3.2 million, or $1.94 basic earnings per share for the six and three months ended June 30, 2025, respectively. Current-year net income reflects lower oil and natural gas liquids production, partially offset by higher realized prices, as well as higher natural gas production, which was adversely affected by negative realized natural gas prices.

Oil, gas and NGLs sales decreased $1.6 million, or 3.9% to $38.3 million for the three months ended June 30, 2026, from $39.8 million for the three months ended June 30, 2025, and decreased $9.3 million, or 10.6% to $77.8 million for the six months ended June 30, 2026, from $87.1 million for the six months ended June 30, 2025. Sales vary due to changes in volumes of production sold and realized commodity prices. Natural gas prices in the Permian Basin were negatively affected by regional pipeline takeaway constraints and limited to transportation capacity, resulting in negative or significantly reduced realized prices for certain Permian natural gas production during the quarter and potentially continuing during the remainder of 2026.

The following tables summarize the primary components of production volumes and average sales prices realized for the three and six months ended June 30, 2026 and 2025 (excluding realized gains and losses from derivatives).

		Six months ended June 30,
	2026	2025	Increase / (Decrease)	Increase / (Decrease)
Barrels of Oil Sold	905,000	1,057,000	(152,000)	(14.38)%
Mcf of Gas Sold	5,177,000	4,815,000	362,000	7.52%
Barrels of Natural Gas Liquids Sold	785,000	835,000	(50,000)	(5.99)%

Average Price Received Oil	$83.98	$63.24	$20.74	32.80%
Average Price Received Gas	$(1.98)	$1.26	$(3.24)	(257.14)%
Average Price Received NGL	$15.34	$16.94	$(1.60)	(9.45)%

Oil Revenue (in 000’s)	$76,000	$66,844	$9,156	13.70%
Gas Revenue (in 000’s)	(10,238)	6,072	(16,310)	(268.61)%
Natural Gas Liquids Revenue (in 000’s)	12,043	14,146	(2,103)	(14.87)%
Total Oil & Gas Revenue (In 000’s)	$77,805	$87,062	$(9,257)	(10.63)%

		Three months ended June 30,
	2026	2025	Increase / (Decrease)	Increase / (Decrease)
Barrels of Oil Sold	411,000	600,000	(189,000)	(31.50)%
Mcf of Gas Sold	2,611,000	2,424,000	187,000	7.71%
Barrels of Natural Gas Liquids Sold	398,000	381,000	17,000	4.46%

Average Price Received Oil	$98.85	$56.96	$41.89	73.54%
Average Price Received Gas	$(3.53)	$0.02	$(3.55)	(17,750.00)%
Average Price Received NGL	$17.25	$14.74	$2.51	17.00%

Oil Revenue (in 000’s)	$40,629	$34,178	$6,451	18.87%
Gas Revenue (in 000’s)	(9,216)	43	(9,259)	(21,532.56)%
Natural Gas Liquids Revenue (in 000’s)	6,865	5,617	1,248	22.22%
Total Oil & Gas Revenue (In 000’s)	$38,278	$39,838	$(1,560)	(3.92)%

Oil and gas production expense decreased $1.0 million, or 10.4% to $9.1 million for the three months ended June 30, 2026, from $10.1 million for the three months ended June 30, 2025, and decreased $0.9 million, or 4.4% to $18.8 million for the six months ended June 30, 2026, from $19.7 million for the six months ended June 30, 2025. These changes reflect costs related to natural production declines and fewer wells that have been placed on production period over period.

Production and ad valorem taxes increased $2.6 million, or 147.9% to $4.4 million for the three months ended June 30, 2026 from $1.8 million for the three months ended June 30, 2025, and increased $2.6 million, or 51.0% to $7.7 million for the six months ended June 30, 2026, from $5.1 million for the six months ended June 30, 2025. These increases reflect the changes in oil, natural gas and natural gas liquids production in the related periods.

Field service income decreased $0.003 million or 0.15% to $1.972 million for the three months ended June 30, 2026, from $1.975 million for the three months ended June 30, 2025, and decreased $0.4 million, or 8.8% to $3.8 million for the six months ended June 30, 2026, from $4.1 million for the six months ended June 30, 2025. Workover rig services and hot oil treatments represent the bulk of our field service operations where we experienced lower activity in 2026 compared to the prior year comparable period.

Field service expense increased $0.2 million or 13.79% to $1.4 million for the three months ended June 30, 2026, from $1.2 million for the three months ended June 30, 2025, and decreased $0.5 million, or 16.4% to $2.6 million for the six months ended June 30, 2026, from $3.1 million for the six months ended June 30, 2025. Field service expenses primarily consist of wages and vehicle operating expenses which varied period over period.

Depreciation, depletion and amortization expense decreased $4.9 million or 23.4% to $15.9 million for the three months ended June 30, 2026, from $20.8 million for the three months ended June 30, 2025, and decreased $8.5 million, or 20.7% to $32.6 million for the six months ended June 30, 2026, from $41.1 million for the six months ended June 30, 2025. This decrease is due to fewer wells being placed in service and therefore, fewer production volumes on a BOE basis period over period.

General and administrative expense increased $0.05 million or 1.6% to $3.0 million for the three months ended June 30, 2026, from $2.9 million for the three months ended June 30, 2025, and decreased $0.02 million, or 0.3% to $5.86 million for the six months ended June 30, 2025, from $5.88 million for the six months ended June 30, 2025. These changes are nominal and reflect consistent business operations.

Interest expense decreased $0.4 million or 61.8% to $0.3 million for the three months ended June 30, 2026, from $0.7 million for the three months ended June 30, 2025, and decreased $0.8 million, or 58.4% to $0.5 million for the six months ended June 30, 2026, from $1.3 million for the six months ended June 30, 2025. This decrease reflects the lower borrowings during the six months of 2026 under our revolving credit agreement compared to the same period in 2025.

Income tax expense for the June 30, 2026, and 2025 quarters varied due to the change in net income.

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

Our realized oil and natural gas prices vary due to world political events, supply and demand for oil, natural gas and natural gas liquids, product storage levels, transportation constraints, weather patterns and other market conditions. We sell the majority of our production at spot market prices. Accordingly, commodity price volatility directly affects our cash flow from operations. During the first half of 2026, oil prices remained favorable and continued to support our oil-weighted development program and operating cash flows. However, oil prices remain volatile and may fluctuate significantly based on geopolitical events, changes in global supply and demand, inventory levels and market expectations regarding future supply disruptions. Natural gas prices in the Permian Basin were negatively affected by regional pipeline takeaway constraints and limited transportation capacity, resulting in negative or significantly reduced realized prices for certain Permian natural gas production during the quarter and potentially continuing during the remainder of 2026. To mitigate commodity price volatility, we sometimes lock in prices for a portion of our production through the use of derivatives. As of June 30, 2026, the Company had open oil derivative contracts for a total of 367,000 barrels at a weighted average price of $74.84 per barrel.

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

The Company maintains a Credit Agreement providing for a reserves-based line of credit totaling $300 million, with a current borrowing base of $105 million. As of August 14, 2026, the Company’s has no outstanding borrowings under this credit facility. The bank reviews the borrowing base semi-annually and, at their discretion, may decrease or propose an increase to the borrowing base relative to a re-determined estimate of proved oil and gas reserves. The next borrowing redetermination will be completed pursuant to the requirements of the credit agreement. Our oil and gas properties are pledged as collateral for the line of credit and we are subject to certain financial and operational covenants defined in the agreement. We are currently in compliance with these covenants and expect to be in compliance over the next twelve months. If we do not comply with these covenants on a continuing basis, the lenders have the right to refuse to advance additional funds under the facility and/or declare all principal and interest immediately due and payable. Our borrowing base may decrease as a result of lower natural gas or oil prices, operating difficulties, declines in reserves, lending requirements or regulations, the issuance of new indebtedness or for other reasons set forth in our revolving credit agreement. In the event of a decrease in our borrowing base due to declines in commodity prices or otherwise, our ability to borrow under our revolving credit facility may be limited and we could be required to repay any indebtedness in excess of the re-determined borrowing base.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the last quarter of 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	RISK FACTORS

The Company is a smaller reporting company and no response is required pursuant to this Item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities by the Company during the period covered by this report. The following table details the Company’s purchase of shares for the three months ended June 30, 2026.

2026 Month	Number of Shares	Average Price Paid per share	Maximum Number of Shares that May Yet Be Purchased Under The Program at Month—End (1)
April	—	$—	71,544
May	18,859	176.18	52,975
June	12,431	179.44	340,544
Total/Average	31,290	$177.48

(1)

In December 1993, we announced that the Board of Directors authorized a stock repurchase program whereby we may purchase outstanding shares of the common stock from time-to-time, in open market transactions or negotiated sales. On October 31, 2012, June 13, 2018, June 7, 2023, and June 10, 2026, the Board of Directors of the Company approved an additional 500,000, 200,000, 300,000 and 300,000 shares respectively, of the Company’s stock to be included in the stock repurchase program. A total of 4,300,000 shares has been authorized to date under this program. Through June 30, 2026, a total of 3,959,456 shares have been repurchased under this program for $125,092,638 at an average price of $31.59 per share. Additional purchases of shares may occur as market conditions warrant. We expect future purchases will be funded with internally generated cash flow or from working capital.

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

10.22.6.6

 BORROWING BASE AGREEMENT (this “Agreement”), dated as of August 3, 2026 (the“Agreement Effective Date”), is among PRIMEENERGY RESOURCES CORPORATION, a Delaware corporation (the “Borrower”), CITIBANK, N.A., as administrative agent (in such capacity, the “Administrative Agent”), filed as exhibit 10.22.6.6 of PrimeEnergy Resources Corporation Form 8-K filed on August 4, 2026, and incorporated by reference.

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

PrimeEnergy Resources Corporation
(Registrant)

August 14, 2026	/s/ Charles E. Drimal, Jr.
(Date)	Charles E. Drimal, Jr.
President
Principal Executive Officer

/s/ Beverly A. Cummings
August 14, 2026	Beverly A. Cummings
Executive Vice President
Principal Financial Officer